Form 10-Q
period 1997-06-28
POLO RALPH LAUREN CORP
filed 1997-08-12
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 28, 1997

                                       OR

(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 001-13057


                          POLO RALPH LAUREN CORPORATION
             (Exact name of registrant as specified in its charter)



               DELAWARE                                     13-2622036
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

          650 MADISON AVENUE, NEW YORK, NEW YORK               10022
         (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code 212-318-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ] No  [X]

At August 12, 1997, 34,272,726 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.


                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q


PART 1.       FINANCIAL INFORMATION                                                  PAGE


Item 1.       Financial Statements

              Consolidated Balance Sheets as of June 28, 1997 (Unaudited)
              and March 29, 1997...................................................      3

              Consolidated Statements of Income (Unaudited) for the three
                  months ended June 28, 1997 and June 29, 1996.....................      4

              Consolidated Statements of Cash Flows (Unaudited) for the three
                  months ended June 28, 1997 and June 29, 1996.....................    5-6

              Notes to Consolidated Financial Statements...........................   7-11

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................  12-17


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings....................................................     18

Item 4.       Submission of Matters to a Vote of Security Holders..................     18

Item 5.       Other Information....................................................  18-19

Item 6.       Exhibits and Reports on Form 8-K.....................................     19


                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                   June 28,              March 29,
                                                                                                     1997                  1997
                                                                                                 ----------              ---------
                                                                                                 (Unaudited)
                                     ASSETS
Current assets
     Cash and cash equivalents                                                                      $46,269                $29,599
     Accounts receivable, net of allowances of $10,561 and $12,845, respectively                     90,266                144,303
     Inventories                                                                                    291,687                222,147
     Deferred tax asset                                                                              19,006                  2,669
     Prepaid expenses and other                                                                      19,365                 37,621
                                                                                                   --------               --------
                               Total current assets                                                 466,593                436,339

Property and equipment, net                                                                         117,339                 83,240
Investment in and advances to affiliate                                                               5,000                 17,977
Deferred tax asset                                                                                   10,681                     84
Other assets                                                                                         68,849                 39,103
                                                                                                   --------               --------

                                                                                                   $668,462               $576,743
                                                                                                   ========               ========

           LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Current liabilities
     Notes and acceptances payable - banks                                                           $9,520                $26,777
     Current portion of long-term debt                                                                  872                 22,248
     Current portion of subordinated notes                                                                -                 20,000
     Dividend and Reorganization Notes payable                                                        5,728                      -
     Accounts payable                                                                                72,914                 89,417
     Income taxes payable                                                                             3,688                  2,357
     Accrued expenses and other                                                                      71,866                 63,168
                                                                                                   --------               --------

                               Total current liabilities                                            164,588                223,967

Long-term debt                                                                                            -                 47,875
Other noncurrent liabilities                                                                         22,632                 20,216
Subordinated notes                                                                                        -                 24,000

Stockholders' equity and partners' capital
  Common Stock
   Class A, par value $.01 per share; 500,000,000 shares
    authorized; 34,272,726 shares issued and outstanding                                                343                      -
   Class B, par value $.01 per share; 100,000,000 shares
    authorized; 43,280,021 shares issued and outstanding                                                433                      -
   Class C, par value $.01 per share; 70,000,000 shares
    authorized; 22,720,979 shares issued and outstanding                                                227                      -
  Additional paid-in-capital                                                                        446,435                      -
  Retained earnings and partners' capital                                                            33,804                260,685
                                                                                                   --------               --------
                Total stockholders' equity and partners' capital                                    481,242                260,685
                                                                                                   --------               --------

                                                                                                   $668,462               $576,743

                                                                                                   ========               ========


                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                                                  Three Months Ended
                                                          ----------------------------------
                                                             June 28,               June 29,
                                                               1997                   1997
                                                          -----------            -----------

Net sales                                                    $255,412               $199,255
Licensing revenue                                              32,532                 24,553
                                                          -----------            -----------

  Net revenues                                                287,944                223,808

Cost of goods sold                                            142,526                120,235
                                                          -----------            -----------

  Gross profit                                                145,418                103,573

Selling, general and administrative expenses                  116,674                 82,305
                                                          -----------            -----------

  Income from operations                                       28,744                 21,268

Interest expense                                                2,762                  4,055
Equity in net loss of affiliate                                     -                    298
                                                          -----------            -----------

  Income before income taxes                                   25,982                 16,915

(Benefit) provision for income taxes                          (18,656)                 4,260
                                                          -----------            -----------

  Net income                                                  $44,638                $12,655
                                                          ===========            ===========

Pro forma (Note 2) - (unaudited)
Historical income before income taxes                         $25,982                $16,915
Pro forma adjustments other than income taxes                   3,163                  4,436
                                                          -----------            -----------

Pro forma income before income taxes                           29,145                 21,351
Pro forma provision for income taxes                           11,949                  8,963
                                                          -----------            -----------

Pro forma net income                                          $17,196                $12,388
                                                          ===========            ===========

Pro forma net income per share                                  $0.17                  $0.12
                                                          ===========            ===========

Pro forma common shares outstanding                       100,222,444            100,222,444
                                                          ===========            ===========



                 See accompanying notes to financial statements.

                         POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                              THREE MONTHS ENDED
                                                                            ----------------------
                                                                              JUNE 28,     JUNE 29,
                                                                               1997         1996
                                                                            ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $  44,638    $  12,655
Adjustments to reconcile net income to net
   cash provided by operating activities
       Benefit from deferred income taxes                                     (21,746)        --
       Equity in net loss of affiliate                                           --            298
       Depreciation and amortization                                            5,878        3,044
       Provision for doubtful accounts                                            281          188
       Other                                                                    1,714         (138)
       Changes in assets and liabilities, net of acquisition
                     Accounts receivable                                       55,376       41,463
                     Inventories                                              (42,228)     (26,946)
                     Prepaid expenses and other                                  (928)        (734)
                     Other assets                                                (769)      (2,448)
                     Accounts payable                                         (23,998)     (14,102)
                     Accrued expenses and other                                (1,202)      14,924
                                                                            ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      17,016       28,204
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition, net of cash acquired                                       (8,551)        --
       Investment in joint venture                                             (5,000)        --
       Purchases of property and equipment                                    (10,301)      (4,606)
       Cash surrender value - officers' life insurance                           (655)        (725)
                                                                            ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                                         (24,507)      (5,331)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       (Repayments of) proceeds from short-term borrowings, net               (17,257)       2,279
       Repayments of borrowings against officers' life insurance policies      (4,901)        --
       Repayments of long-term debt and subordinated notes                   (134,599)      (6,399)
       Payment of Dividend and Reorganization Notes                           (43,024)        --
       Proceeds from issuance of common stock, net                            268,797         --
       Distributions paid to partners                                         (44,855)     (27,771)
                                                                            ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            24,161      (31,891)
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents                           16,670       (9,018)
Effect of exchange rate changes on cash and cash equivalents                     --             25
Cash and cash equivalents at beginning of period                               29,599       13,568
                                                                            ---------    ---------
Cash and cash equivalents at end of period                                  $  46,269    $   4,575
                                                                            =========    =========


                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                                        JUNE 28,  JUNE 29,
                                                                          1997     1996
                                                                        -------   --------

SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest                                           $ 2,802   $ 4,587
                                                                        =======   =======
       Cash paid for income taxes                                       $ 1,880   $ 1,207
                                                                        =======   =======


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
       Foreign tax credits distributed to stockholders/partners         $   509   $   783
                                                                        =======   =======

       Capital obligations for completed shop-within-shops              $ 5,823
                                                                        =======

       Fair value of assets acquired                                    $69,537
       Less:
         Cash paid                                                        8,551
         Fair market value of common stock issued for PRC Acquisition       697
                                                                        -------
       Liabilities assumed                                              $60,289
                                                                        =======

       Fair market value of common stock issued for stock bonus award   $   667
                                                                        =======

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION FOR JUNE 28, 1997 AND JUNE 29, 1996 IS UNAUDITED)

1    BASIS OF PRESENTATION

     (A) UNAUDITED INTERIM FINANCIAL STATEMENTS
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the fiscal 1997 audited combined financial statements of Polo Ralph Lauren Corporation and subsidiaries ("Polo"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

         Operating results for the three months ended June 28, 1997 and June 29, 1996 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 1997 audited combined financial statements.

     (B) BASIS OF PRESENTATION
         Polo Ralph Lauren Corporation ("PRLC") was incorporated in Delaware in March 1997. Prior to the completion of Polo's initial public offering of its Class A Common Stock (the "Offerings") on June 17, 1997, the partners and certain of their affiliates contributed to PRLC all of the outstanding stock of, and partnership interests in, the entities which comprise the predecessor group of companies in exchange for various combinations of common stock and cash (the "Reorganization"), effective June 9, 1997. The accompanying combined financial statements for the three months ended June 29, 1996 include the accounts of Polo Ralph Lauren Enterprises, L.P. ("Enterprises"), Polo Ralph Lauren, L.P. ("Polo Partnership") and subsidiaries, The Ralph Lauren Womenswear Company, L.P. and subsidiary ("Womenswear") and Polo Retail Corporation and subsidiaries ("PRC"), a 50% joint venture with a previously nonaffiliated partner (collectively, the "Predecessor Company"). The controlling interests of the Predecessor Company were held by Mr. Ralph Lauren, with a 28.5% interest held by certain investment funds affiliated with The Goldman Sachs Group, L.P. (collectively, the "GS Group").

         The accompanying consolidated financial statements as of and for the three months ended June 28, 1997 include the combined results of operations of the Predecessor Company through June 9, 1997 and the consolidated results of operations of Polo (collectively, the "Company") thereafter through June 28, 1997. The financial statements of PRLC have not been included prior to its acquisition of the Predecessor Company because PRLC was a shell company with no business operations.

         The financial statements of the Predecessor Company are being presented on a combined basis because of their common ownership. The combined financial statements have been prepared as if the entities had operated as a single consolidated group since their respective dates of organization.

         All significant intercompany balances and transactions have been eliminated. The equity method of accounting was used for the Company's investment in PRC during the period in which 50% of PRC was owned by a previously nonaffiliated partner (three months ended June 29, 1996). Subsequent to the Company's acquisition of the remaining 50% interest in PRC effective April 3, 1997, as discussed further in Note 1 (e) below, the results of operations of PRC have been consolidated and the acquisition has been accounted for as a purchase.

     (C) DIVIDEND AND REORGANIZATION NOTES
         On June 9, 1997, in connection with the Reorganization, the Company declared a dividend and issued reorganization notes aggregating $43.0 million to Mr. Lauren and the GS Group representing estimated undistributed earnings of the Predecessor Company through the closing of the Reorganization ("Dividend and Reorganization Notes"). The Dividend and Reorganization Notes were paid with a portion of the proceeds of the Offerings (see Note 1 (d)). Effective June 9, 1997, the Company declared a second dividend (the "Second Dividend") to Mr. Lauren and the GS Group in the amount of $5.7 million representing the difference between the actual amount of undistributed earnings through the closing of the Reorganization and the estimated amount of the Dividend and Reorganization Notes. The Second Dividend will be paid by the Company during its second fiscal quarter.

     (D) INITIAL PUBLIC OFFERING
         On June 17, 1997, Polo completed the sale of 11,170,000 shares of its Class A Common Stock at $26.00 per share in connection with the Offerings. The net proceeds from the Offerings, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million. The proceeds from the Offerings were used as follows: (i) to repay borrowings outstanding under the Company's New Credit Facility (as defined - see Note
     4) in the amount of $163.5 million; (ii) to pay the Dividend and Reorganization Notes in the amount of $43.0 million to Mr. Lauren and related entities and the GS Group; and (iii) to repay subordinated notes and interest thereon in the amount of $24.3 million to Mr. Lauren and the GS Group. The remaining $38.0 million will be used to pay the Second Dividend and for other general corporate purposes.

     (E) ACQUISITIONS AND JOINT VENTURE
         Concurrent with the Reorganization, the Company acquired from an entity under common control the trademarks and rights under a licensing agreement associated with its U.S. fragrance business and the interests it did not already own in another related entity that holds the trademarks related to its international licensing business in exchange for shares of its Class B Common Stock ("Trademark Acquisition"). The operating results of these entities have been included in the results of operations of the Predecessor Company for all periods presented based on their common ownership.

        Effective March 31, 1997, the Company entered into a joint venture agreement with a nonaffiliated partner to acquire real property in New York City. The Company and its partners expect to own and operate a concept store in New York City and are discussing a restaurant and other possible concepts at the location. Concurrent with the signing of the agreement, the Company made an initial contribution for its 50% interest in the joint venture in the amount of $5.0 million. The Company accounts for its 50% interest in the joint venture under the equity method commencing from the effective date of the agreement.

         On March 21, 1997, the Company entered into purchase agreements with its joint venture partners to acquire the remaining 50% interest in PRC, effective April 3, 1997, for consideration aggregating $10.4 million in cash and Class A Common Stock of Polo ("PRC Acquisition"). The PRC Acquisition was completed simultaneously with the Offerings.

2    SIGNIFICANT ACCOUNTING POLICIES

     (A) PRO FORMA ADJUSTMENTS (UNAUDITED)
         The pro forma statement of income data for the three months ended June 28, 1997 and June 29, 1996 presents the effects on the historical financial statements of certain transactions as if they had occurred at March 31, 1996. The pro forma statement of income data reflects adjustments for: (i) income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes, calculated using a pro forma effective tax rate of 41.0% and 42.0% for the three months ended June 28, 1997 and June 29, 1996, respectively (see Note 5);
     (ii) the reduction of interest expense resulting from the application of the net proceeds from the Offerings to outstanding indebtedness; and (iii) the PRC Acquisition, including the consolidation of PRC's operations, the amortization of goodwill over 25 years associated with the acquisition and the elimination of the Company's equity in net loss of PRC for the three months ended June 29, 1996.

     (B) PRO FORMA NET INCOME PER SHARE (UNAUDITED)
         Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares outstanding during the period, assuming the Offerings had been completed on March 31, 1996. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the Offerings were considered to be outstanding during the three months ended June 28, 1997 and June 29, 1996. Outstanding stock options are not included in the calculation of weighted average number of shares as the effect is not material.

     (C) RECENTLY ISSUED PRONOUNCEMENTS
         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement is effective for the fiscal year ending March 28, 1998 as a result of the Company's adoption of the 1997 Long-Term Stock Incentive Plan and the 1997 Stock Option Plan for Non-Employee Directors (see Note 6). The Company has adopted only the disclosure provision of SFAS No. 123 and accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The required disclosures will be presented in the Company's

     Annual Report on Form 10-K for the fiscal year ending March 28, 1998.

         In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE, which establishes new standards for computing and presenting net income and simplifies the standards for computing earnings per share ("EPS") currently found in APB Opinion No. 15, EARNINGS PER SHARE. This Statement is effective for interim and annual periods ending after December 15, 1997 and restatement of all prior period EPS data is required. Early adoption of this Statement is not permitted. Accordingly, the Company will begin reporting EPS in accordance with SFAS No. 128 in its third quarter of the fiscal year ending March 28, 1998. The impact of the adoption of this Statement is not expected to be material.

3    INVENTORIES


                                       JUNE 28,           MARCH 29,
                                         1997               1997


        Raw materials                 $  39,769           $  32,781
        Work-in-process                   6,672               5,788
        Finished goods                  245,246             183,578
                                      ---------           ---------
                                      $ 291,687           $ 222,147


     Merchandise inventories of $128,658 and $93,874 at June 28, 1997 and March 29, 1997, respectively, were valued utilizing the retail method and are included in finished goods.

4    FINANCING AGREEMENTS

         On June 9, 1997, the Company entered into a new financing arrangement (the "New Credit Facility") providing for a $375.0 million revolving line of credit available for the issuance of letters of credit, acceptances or direct borrowings. Upon the closing of the Offerings, the amount available under the revolving line of credit was reduced to $225.0 million. The New Credit Facility matures on December 31, 2002. Borrowings under the New Credit Facility were used to refinance the Polo Partnership credit facility of $104.5 million and to repay in full $56.7 million of aggregate borrowings outstanding under the Womenswear credit facility and the PRC credit facility. Such borrowings were repaid from the net proceeds of the Offerings (see Note 1 (d)). Borrowings under the New Credit Facility bear interest, as determined by the Company, at either the lender's Base Rate (as defined) or at the London Interbank Offered Rate plus an interest margin. The New Credit Facility is collateralized by trade accounts receivable and requires, among other things, the maintenance of restrictive covenants including net worth and leverage ratios, and sets limitations on indebtedness and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreement provides that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of Polo's Common Stock (as herein defined).

5    INCOME TAXES

         The entities which comprise the Predecessor Company included principally partnerships which were not subject to Federal or certain state income taxes. Concurrent with the Reorganization and the termination of the Company's partnership status, the Company became fully subject to such taxes. As a result and in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, the Company recorded a deferred tax asset and a corresponding tax benefit in the amount of $32.1 million in its consolidated financial statements during the three months ended June 28, 1997. The deferred tax asset recorded is in addition to $3.0 million of Federal, state and local deferred tax assets previously recorded by the Company. The deferred income taxes reflect the net tax effect of temporary differences, primarily uniform inventory capitalization, depreciation, allowance for doubtful accounts and other accruals, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

6    STOCK INCENTIVE PROGRAM

         In connection with the Offerings, the Board of Directors of Polo granted options to purchase an aggregate of 4,366,300 shares of Polo's Class A Common Stock to certain employees of the Company under the 1997 Long-Term Stock Incentive Plan adopted on June 9, 1997. At June 28, 1997, the Company had an additional 5,556,777 shares reserved for issuance under this plan. The options vest in equal installments over three years for officers and other executives of the Company and over two years for all remaining employees and have an exercise price of $26.00 per share (equal to the price of the Offerings). The options expire 10 years after the date of grant. Additionally, on June 9, 1997, the Company adopted the 1997 Stock Option Plan for Non-Employee Directors. At June 28, 1997, the Company had 500,000 shares reserved for issuance under this plan.

7    COMMON STOCK

         Polo's Class B Common Stock is owned by Mr. Lauren and related entities and its Class C Common Stock is owned by the GS Group. Shares of Class B Common Stock are convertible at any time into shares of Class A Common Stock on a one-for-one basis and may not be transferred to anyone other than the related entities of Mr. Lauren. Shares of Class C Common Stock are convertible at any time into shares of Class A Common Stock on a one-for-one basis and may not be transferred to anyone other than among members of the GS Group or any successor of a member of the GS Group. The holders of Class A Common Stock generally have rights identical to holders of Class B Common Stock and Class C Common Stock, except that holders of Class A Common Stock and Class C Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Class A Common Stock, Class B Common Stock and Class C Common
     Stock are collectively referred to herein as "Common Stock."

                          POLO RALPH LAUREN CORPORATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO WHICH ARE INCLUDED HEREIN. THE COMPANY UTILIZES A 52-53 WEEK FISCAL YEAR ENDING ON THE SATURDAY NEAREST MARCH 31. ACCORDINGLY, FISCAL YEARS 1997 AND 1998 END ON MARCH 29, 1997 AND MARCH 28, 1998, RESPECTIVELY. DUE TO THE COLLABORATIVE AND ONGOING NATURE OF THE COMPANY'S RELATIONSHIPS WITH ITS LICENSEES, SUCH LICENSEES ARE REFERRED TO HEREIN AS "LICENSING PARTNERS" AND THE RELATIONSHIPS BETWEEN THE COMPANY AND SUCH LICENSEES ARE REFERRED TO HEREIN AS "LICENSING ALLIANCES." NOTWITHSTANDING THESE REFERENCES, HOWEVER, THE LEGAL RELATIONSHIP BETWEEN THE COMPANY AND ITS LICENSEES IS ONE OF LICENSOR AND LICENSEE, AND NOT ONE OF PARTNERSHIP.

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SEE PART II. OTHER INFORMATION. ITEM 5. - "STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE."

OVERVIEW

     The Company began operations in 1968 as a designer and marketer of premium quality men's clothing and sportswear. Since inception, the Company, through internal operations and in conjunction with its licensing partners, has grown through increased sales of existing product lines, the introduction of new brands and products, expansion into international markets and development of its retail operations. The Company's net revenues are generated from its four integrated operations: wholesale, Home Collection, direct retail and licensing alliances. Licensing revenue includes royalties received from Home Collection licensing partners.

     Prior to the Reorganization, the Company's operations were conducted predominantly through a partnership structure. Accordingly, the earnings of the Company (other than earnings of certain retail operations) were included in the taxable income of the Company's partners for Federal and certain state income tax purposes, and the Company has generally not been subject to income tax on such earnings, other than certain state and local franchise and similar taxes. In connection with the Reorganization on June 9, 1997, the Company became fully subject to such taxes. As a result, the Company recorded a deferred tax asset and a corresponding tax benefit in the amount of $32.1 million in its statement of income during the three months ended June 28, 1997 in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The Company's pro forma effective tax rate, excluding the non-recurring tax benefit discussed above, for fiscal 1997 and fiscal 1998 was 42% and 41%, respectively. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure." The effect of taxes in Results of Operations is not discussed below because the historic taxation of the operations of the Company is not meaningful with respect to periods following the Reorganization.

PRO FORMA COMBINED STATEMENT OF INCOME FOR THE THREE MONTHS
ENDED JUNE 29, 1996 (UNAUDITED)

     The following table sets forth for the three month period ended June 29, 1996: (i) actual combined statement of income; (ii) pro forma adjustments to reflect the PRC Acquisition, the Offerings and the Reorganization as if they had occurred on March 31, 1996; and (iii) pro forma combined statement of income.

                     PRO FORMA COMBINED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 29, 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                   ACTUAL       PRO FORMA       PRO FORMA
                                                  COMBINED     ADJUSTMENTS      COMBINED
        Net sales                              $ 199,255       $  20,229 (1)    $ 219,484
        Licensing revenue                         24,553                           24,553
                                               ---------                        ---------
        Net revenues                             223,808                          244,037
        Cost of goods sold                       120,235           8,600 (1)      128,835
                                               ---------                        ---------
        Gross profit                             103,573                          115,202
        Selling, general and
          administrative expenses                 82,305          11,638 (1)
                                                                     217 (1)       94,160
                                                --------                        ---------
        Income from operations                    21,268                           21,042
        Interest expense (income)                  4,055          (4,364)(1)(2)      (309)
        Equity in net loss of affiliate              298            (298)(1)         -
                                               ---------                        ---------
        Income before income taxes                16,915                           21,351
        Provision for income taxes                 4,260           4,703 (3)        8,963
                                               ---------                        ---------
        Net income                             $  12,655                        $  12,388
                                               =========                        =========


        (1) Effective April 3, 1997, the Company acquired the remaining 50% interest in PRC. The adjustments above reflect the PRC Acquisition which is accounted for under the purchase method. As a result of this transaction, the Company's combined statement of income has been adjusted to reflect the consolidation of PRC's operations from March 31, 1996, the amortization of goodwill over 25 years of $217 and the elimination of the Company's equity in net loss of PRC.

        (2) Adjustment to reduce interest expense, assuming the application of the proceeds from the Offerings were used to repay outstanding indebtedness of the Company as of March 31, 1996.

        (3) Adjustment to reflect income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes, calculated using a pro forma effective tax rate of 42%.

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is presented on a pro forma basis, assuming the PRC Acquisition had occurred as of March 31, 1996. Additionally, as a result of the Offerings and the use of proceeds thereon to reduce outstanding indebtedness of the Company, interest expense incurred on a historical basis is not comparable to the prior period. Therefore, interest expense is not discussed below. The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three months ended June 28, 1997 (historical) and June 29, 1996 (pro forma):

                                                    HISTORICAL      PRO FORMA
                                                     JUNE 28,        JUNE 29,

                                                        1997           1996
                                                        ----           ----
Net sales........................................       88.7%          89.9%
Licensing revenue................................       11.3           10.1
                                                       -----          -----
Net revenues.....................................      100.0          100.0
                                                       -----          -----
Gross profit.....................................       50.5           47.2
Selling, general and administrative expenses.....       40.5           38.6
                                                       -----          -----
Income from operations...........................       10.0%           8.6%
                                                       =====          =====

THREE MONTHS ENDED JUNE 28, 1997 COMPARED TO THREE MONTHS ENDED JUNE 29, 1996

     NET SALES. Net sales increased 16.4% to $255.4 million in the three months ended June 28, 1997 from $219.5 million in the three months ended June 29, 1996. Wholesale net sales increased 15.2% to $130.2 million in the three months ended June 28, 1997 from $113.0 million in the corresponding period of fiscal 1997. Wholesale growth primarily reflects increased menswear sales resulting from growth in the Company's basic stock replenishment program, improved sales in existing brands and sales from the Company's third party trading business which began operations in the fourth quarter of fiscal 1997. Wholesale growth also reflects increased womenswear sales due to the introduction of Polo Sport in the fourth quarter of fiscal 1997. Retail sales increased by 17.6% to $125.2 million in the three months ended June 28, 1997 from $106.5 million in the corresponding period in fiscal 1997. This increase is primarily attributable to the benefit of three months of operations for three new Polo stores and ten new outlet stores opened during fiscal 1997 aggregating $12.4 million and increases in comparable store sales for the three months ended June 28, 1997 of 4.0% or $4.2 million. Comparable store sales represent net sales of stores open in both reporting periods for the full portion of such periods. At June 28, 1997, the Company operated 28 Polo stores and 66 outlet stores.

     LICENSING REVENUE. Licensing revenue increased 32.1% to $32.5 million in the three months ended June 28, 1997 from $24.6 million in the corresponding period of fiscal 1997. This increase reflects the benefit of a full three months of licensing revenue in the three months ended June 28, 1997 from the launch of Polo Jeans and the Lauren women's line in the second quarter of fiscal 1997. Additionally, licensing revenue improved due to an overall increase in sales of existing licensed products, particularly Chaps and Home Collection.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 50.5% in the three months ended June 28, 1997 from 47.2% in the corresponding period of fiscal 1997. This increase was attributable to improvements in each of the Company's integrated operations. Wholesale gross margins increased significantly in the three months ended June 28, 1997 over the comparable period in fiscal 1997 primarily due to a planned reduction in off-price sales. This improvement is a direct result of increased fulfillment of customer orders and improved supply chain management. Retail gross margins increased slightly in the three months ended June 28, 1997 as compared to the corresponding period in fiscal 1997 primarily due to an improved initial markup. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 11.3% in the three months ended June 28, 1997 from 10.1% in the corresponding period in fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $116.7 million or 40.5% of net revenues in the three months ended June 28, 1997 from $94.2 million or 38.6% of net revenues in the corresponding period of fiscal 1997. This increase as a percentage of net revenues was primarily attributable to additional personnel and start-up costs associated with the expansion of the Company's retail operations, increased advertising, marketing and public relations expenditures to support the Company's brands and increased depreciation expense associated with the Company's shop-within-shops development program during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's main sources of liquidity historically have been cash flows from operations, credit facilities and partners' financing. The Company's capital requirements primarily result from working capital needs, investing activities including construction and renovation of shop-within-shops, retail expansion and other corporate activities.

     Net cash provided by operating activities decreased to $17.0 million during the three months ended June 28, 1997 from $28.2 million during the comparable period in fiscal 1997, primarily as a result of the accelerated timing of trade accounts payable and certain other liabilities. Decreases in accounts receivable and increases in inventories during each of the periods presented were primarily due to seasonality. Net cash used for investing activities increased to $24.5 million during the three months ended June 28, 1997 from $5.3 million during the comparable period in fiscal 1997. This increase principally reflects the use of $8.6 million in cash to acquire the operations of PRC, a $5.0 million investment in a joint venture with a nonaffiliated partner and an increase in capital expenditures during the three months ended June 28, 1997. Net cash provided by financing activities increased to $24.2 million during the three months ended June 28, 1997 from net cash used for financing activities of $32.9 million during the comparable period in fiscal 1997. This improvement primarily reflects the net proceeds received from the Offerings, offset by the application of the net proceeds to repay outstanding indebtedness, an increase in scheduled debt repayments and an increase in partner distributions.

     As a result of the Offerings, the Company's immediate cash flow needs reflect the elimination of distributions to the partners. Partially offsetting these changes will be the application of funds for the payment of additional Federal, state and local income taxes.

     Simultaneous with the closing of the Reorganization, the Company entered into the New Credit Facility and borrowed funds to refinance the amounts outstanding under the Polo Partnership's credit facility of $104.5 million and to repay in full $56.7 million of aggregate borrowings outstanding under the Womenswear credit facility and the PRC credit facility, thereby terminating such credit facilities. The New Credit Facility consists of a $375.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002. Upon completion of the Offerings, the amount available under the revolving line of credit was reduced to $225.0 million. Borrowings under the New Credit Facility bear interest, as determined by the Company, at either the lender's Base Rate (as defined) or at the London Interbank Offered Rate plus an interest margin. The agreement contains customary representations, warranties, covenants and events of default for bank financings for borrowers similar to the Company, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreement provides that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of Polo's Common Stock. As of June 28, 1997, the Company had $9.5 million outstanding in direct borrowings and had $38.5 million in outstanding letters of credit under the New Credit Facility. The weighted average interest rate on outstanding direct borrowings under the New Credit Facility was 6.7% at June 28, 1997.

     Capital expenditures were $10.3 million and $4.6 million in the three months ended June 28, 1997 and June 29, 1996, respectively. The increase in capital expenditures in the three months ended June 28, 1997 represents primarily expenditures associated with the Company's shop-within-shops development program which includes new shops, renovations and expansions as well as expenditures incurred in connection with the expansion of the Company's retail operations. The Company plans to invest approximately $150.0 million over the next two fiscal years for its retail stores including flagship stores, the shop-within-shops development program and other capital projects. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

     On June 17, 1997, the Company completed the sale of 11,170,000 shares of its Class A Common Stock at $26.00 per share in its Offerings. The net proceeds from the Offerings, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million. The net proceeds from the Offerings increased liquidity of the Company by reducing indebtedness as follows: (i) to repay borrowings outstanding under the Company's New Credit Facility in the amount of $163.5 million; (ii) to pay the Dividend and Reorganization Notes in the amount of $43.0 million to Mr. Lauren and related entities and the GS Group; and (iii) to repay subordinated notes and interest thereon in the amount of $24.3 million to Mr. Lauren and the GS Group. The remaining $38.0 million will be used to pay the Second Dividend and for other general corporate purposes. Management believes that cash remaining from the Offerings, cash from ongoing operations and funds available under the New Credit Facility will be sufficient to satisfy the Company's current level of operations and capital requirements for the foreseeable future. See Part II. Other Information. Item 5. "Statement Regarding Forward-Looking Disclosure."

SEASONALITY OF BUSINESS

     The Company's business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments to retail customers and key vacation travel and holiday shopping periods in the retail segment. As a result of the PRC Acquisition and growth in the Company's retail operations and licensing revenue, historical quarterly operating trends and working capital requirements may not accurately reflect future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail.

EXCHANGE RATES

     Inventory purchases from contract manufacturers in the Far East are primarily denominated in United States dollars; however, purchase prices for the Company's products may be affected by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods sold in the future. During the last two years, exchange rate fluctuations have not had a material impact on the Company's inventory cost. Additionally, certain international licensing revenue could be materially affected by currency fluctuations. From time to time, the Company hedges certain exposures to foreign currency exchange rate changes arising in the ordinary course of business.

NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. SFAS No. 130 requires an enterprise to: (i) reconcile net income to comprehensive income; (ii) classify items of other comprehensive income (e.g., foreign currency translation adjustments, unearned compensation, etc.) by their nature in a financial statement; and (iii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No.130 is effective for the Company's fiscal year ending March 27, 1999.

     In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement establishes standards for reporting selected financial data and descriptive information about an enterprises' reportable operating segments (as defined). This Statement also requires the reconciliation of total segment information presented to the corresponding amounts in the general purpose financial statements. Additionally, SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's fiscal year ending March 27, 1999. The Company has not yet determined what additional disclosures, if any, may be required in connection with adopting this Statement.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     The Company is a defendant in a purported national class action lawsuit filed in the Delaware Supreme Court in July 1997. The plaintiff has brought the action allegedly on behalf of a class of persons who purchased products at the Company's outlet stores throughout the United States at any time since July 15, 1991. The complaint alleges that advertising and marketing practices used by the Company in connection with the sales of its products at its outlet stores violate guidelines established by the Federal Trade Commission and the consumer protection statutes of Delaware and other states with statutes similar to Delaware's Consumer Fraud Act and Delaware's Consumer Contracts Act. The lawsuit seeks, on behalf of the class, compensatory and punitive damages as well as attorneys fees. The Company intends to vigorously defend this lawsuit and believes that it has substantial and meritorious defenses.

     The Company is involved from time to time in various legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the resolution of any matter currently pending will not have a material effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 1, 1997, the sole stockholder of PRLC consented to (i) an amendment and restatement of the Certificate of Incorporation of PRLC, (ii) PRLC's merging with an affiliated corporation to change the domicile of the entity which previously was the general partner of Enterprises and Polo Partnership to Delaware and (iii) PRLC's entering into certain agreements, all necessary to effect the Reorganization.

     On June 6, 1997, the sole stockholder of PRLC consented to (i) a further amendment and restatement of the Certificate of Incorporation of PRLC, (ii) a stock split of then outstanding shares of Class B Common Stock and (iii) an exchange of the outstanding share of Class A Common Stock for a share of Class B Common Stock, all necessary to effect the Reorganization.

     On June 9, 1997, the sole stockholder of PRLC consented to (i) a further amendment and restatement of the Certificate of Incorporation of PRLC, (ii) the amendment and restatement of the By-laws of PRLC and (iii) PRLC's entering into certain further agreements and transactions, all necessary to effect the Reorganization which occurred on such date.

ITEM 5.   OTHER INFORMATION.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

         Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers and risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; uncertainties relating to the Company's ability to implement its growth strategy; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing; and, the possible adverse impact of changes in import restrictions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits--

         10.1 Employment Agreement between Polo Ralph Lauren Corporation and Donna Barbieri dated July 31, 1997.

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K--

         A Current Report on Form 8-K dated June 9, 1997 was filed with the Securities and Exchange Commission on June 19, 1997, which contained
         Item 5.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   POLO RALPH LAUREN CORPORATION


Date:  August 12, 1997             By: /s/Nancy A. Platoni Poli
                                   ----------------------------
                                   Nancy A. Platoni Poli
                                   Senior Vice President and
                                     Chief Financial Officer
                                   (Principal Financial and Accounting Officer)