Form 10-Q
period 1997-09-27
POLO RALPH LAUREN CORP
filed 1997-11-10
CIK 1037038

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 001-13057


                          POLO RALPH LAUREN CORPORATION
             (Exact name of registrant as specified in its charter)



               DELAWARE                                   13-2622036
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

 650 MADISON AVENUE, NEW YORK, NEW YORK                     10022
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

Yes  |X|   No  |_|

At November 11, 1997, 34,272,726 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

================================================================================

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q


PART 1.       FINANCIAL INFORMATION
                                                                                             PAGE
Item 1.       Financial Statements

              Consolidated Balance Sheets as of September 27, 1997 (Unaudited)
              and March 29, 1997 .............................................................   3

              Consolidated Statements of Income (Unaudited) for the three months and
                  six months ended September 27, 1997 and September 28, 1996 .................   4

              Consolidated Statements of Cash Flows (Unaudited) for the six
                  months ended September 27, 1997 and September 28, 1996 .....................  5-6

              Notes to Consolidated Financial Statements .....................................  7-12

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..............................  13-20

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings ..............................................................   21

Item 2.       Changes in Securities and Use of Proceeds ......................................  21-22

Item 5.       Other Information ..............................................................  22-23

Item 6.       Exhibits and Reports on Form 8-K ...............................................   23

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   SEPTEMBER 27,     MARCH 29,
                                                                                       1997            1997
                                                                                     --------        --------
                                                                                    (UNAUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                                                       $ 53,453        $ 29,599
     Accounts receivable, net of allowances of $12,299 and $12,845, respectively      138,510         144,303
     Inventories                                                                      288,879         222,147
     Deferred tax asset                                                                15,861           2,669
     Prepaid expenses and other                                                        15,473          37,621
                                                                                     --------        --------

                         TOTAL CURRENT ASSETS                                         512,176         436,339

Property and equipment, net                                                           121,669          83,240
Investment in and advances to affiliate                                                 5,091          17,977
Deferred tax asset                                                                     14,012              84
Other assets                                                                           70,999          39,103
                                                                                     --------        --------

                                                                                     $723,947        $576,743
                                                                                     ========        ========

           LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Current liabilities
     Notes and acceptances payable - banks                                           $  6,242        $ 26,777
     Current portion of long-term debt                                                    728          22,248
     Current portion of subordinated notes                                               --            20,000
     Accounts payable                                                                  71,647          89,417
     Income taxes payable                                                              16,085           2,357
     Accrued expenses and other                                                        80,319          63,168
                                                                                     --------        --------

                         TOTAL CURRENT LIABILITIES                                    175,021         223,967

Long-term debt                                                                           --            47,875
Other noncurrent liabilities                                                           22,751          20,216
Subordinated notes                                                                       --            24,000

Stockholders' equity and partners' capital
     Common Stock
       Class A, par value $.01 per share; 500,000,000 shares
       authorized; 34,272,726 shares issued and outstanding                               343            --
       Class B, par value $.01 per share; 100,000,000 shares
       authorized; 43,280,021 shares issued and outstanding                               433            --
       Class C, par value $.01 per share; 70,000,000 shares
       authorized; 22,720,979 shares issued and outstanding                               227            --
     Additional paid-in-capital                                                       446,435            --
     Retained earnings and partners' capital                                           78,737         260,685
                                                                                     --------        --------

                         TOTAL STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL             526,175         260,685
                                                                                     --------        --------

                                                                                     $723,947        $576,743
                                                                                     ========        ========

                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                   ---------------------------------      --------------------------------
                                                   SEPTEMBER 27,       SEPTEMBER 28,      SEPTEMBER 27,      SEPTEMBER 28,
                                                        1997                1996               1997               1996
                                                   -------------       -------------      -------------      -------------
Net sales                                          $     372,660       $     296,485      $     628,072      $     495,740
Licensing revenue                                         48,486              35,754             81,018             60,307
                                                   -------------       -------------      -------------      -------------

  Net revenues                                           421,146             332,239            709,090            556,047

Cost of goods sold                                       214,107             184,789            356,633            305,024
                                                   -------------       -------------      -------------      -------------

  Gross profit                                           207,039             147,450            352,457            251,023

Selling, general and administrative expenses             131,135              89,263            247,809            171,568
                                                   -------------       -------------      -------------      -------------

  Income from operations                                  75,904              58,187            104,648             79,455

Interest (income) expense                                   (253)              3,788              2,509              7,843
Equity in net loss of affiliate                             --                 1,304               --                1,602
                                                   -------------       -------------      -------------      -------------

  Income before income taxes                              76,157              53,095            102,139             70,010

Provision for income taxes                                31,224               9,175             12,568             13,435
                                                   -------------       -------------      -------------      -------------

  Net income                                       $      44,933       $      43,920      $      89,571      $      56,575
                                                   =============       =============      =============      =============

PRO FORMA (NOTE 2) - (UNAUDITED)
Historical income before income taxes                                  $      53,095       $     102,139      $      70,010
Pro forma adjustments other than income taxes                                  3,593               3,163              8,029
                                                                       -------------      -------------      -------------

Pro forma income before income taxes                                          56,688             105,302             78,039
Pro forma provision for income taxes                                          23,809              43,173             32,772
                                                                       -------------      -------------      -------------

Pro forma net income                                                   $      32,879       $      62,129      $      45,267
                                                                       =============      =============      =============

Pro forma net income per share                     $        0.45       $        0.33      $        0.62      $        0.45
                                                   =============       =============      =============      =============

Pro forma common shares outstanding                  100,222,444         100,222,444        100,222,444        100,222,444
                                                   =============       =============      =============      =============



                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                             -----------------------------
                                                                             SEPTEMBER 27,   SEPTEMBER 28,
                                                                                 1997             1996
                                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  89,571       $  56,575
Adjustments to reconcile net income to net
   cash provided by operating activities
       Benefit from deferred income taxes                                        (21,746)           --
       Equity in net loss of affiliate                                              --             1,602
       Depreciation and amortization                                              12,472           6,167
       Provision for doubtful accounts                                               435             375
       Other                                                                       1,988             (87)
       Changes in assets and liabilities, net of acquisition
                     Accounts receivable                                           6,978           4,459
                     Inventories                                                 (39,574)          5,831
                     Prepaid expenses and other                                    6,343          (8,681)
                     Other assets                                                 (5,522)         (3,412)
                     Accounts payable                                            (25,265)        (23,687)
                     Accrued expenses and other and income taxes payable          17,820          17,565
                                                                               ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         43,500          56,707
                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition, net of cash acquired                                          (8,551)           --
       Investment in joint venture                                                (5,091)           --
       Purchases of property and equipment                                       (24,905)        (13,154)
       Cash surrender value - officers' life insurance                            (1,838)         (1,455)
                                                                               ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                            (40,385)        (14,609)
                                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       (Repayments of) proceeds from short-term borrowings, net                  (20,535)          2,490
       Repayments of borrowings against officers' life insurance policies         (4,901)           --
       Repayments of long-term debt and subordinated notes                      (134,743)         (6,649)
       Payment of Dividend and Reorganization Notes                              (43,024)           --
       Proceeds from issuance of common stock, net                               268,797            --
       Distributions paid to partners                                            (44,855)        (44,849)
                                                                               ---------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               20,739         (49,008)
                                                                               ---------       ---------

Net increase (decrease) in cash and cash equivalents                              23,854          (6,910)
Effect of exchange rate changes on cash and cash equivalents                        --                37
Cash and cash equivalents at beginning of period                                  29,599          13,568
                                                                               ---------       ---------
Cash and cash equivalents at end of period                                     $  53,453       $   6,695
                                                                               =========       =========

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                             -----------------------------
                                                                             SEPTEMBER 27,   SEPTEMBER 28,
                                                                                 1997             1996
                                                                               ---------       ---------
SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest                                                  $   4,032       $  10,472
                                                                               =========       =========
       Cash paid for income taxes                                              $  19,105       $   9,786
                                                                               =========       =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
       Foreign tax credits distributed to stockholders/partners                $     509       $   1,760
                                                                               =========       =========

       Fair value of assets acquired                                           $  69,537
       Less:
           Cash paid                                                               8,551
       Fair market value of common stock issued for PRC Acquisition                  697
                                                                               ---------
       Liabilities assumed                                                     $  60,289
                                                                               =========

       Fair market value of common stock issued for stock bonus award          $     667
                                                                               =========



                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (INFORMATION FOR SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996 IS UNAUDITED)

1    BASIS OF PRESENTATION

     (A) UNAUDITED INTERIM FINANCIAL STATEMENTS
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the fiscal 1997 audited combined financial statements of Polo Ralph Lauren Corporation and subsidiaries (collectively, "Polo"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

         Operating results for the six months ended September 27, 1997 and September 28, 1996 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 1997 audited combined financial statements.

     (B) BASIS OF PRESENTATION
         Polo Ralph Lauren Corporation ("PRLC") was incorporated in Delaware in March 1997. Prior to the completion of Polo's initial public offering of its Class A Common Stock (the "Offerings") on June 17, 1997, the partners and certain of their affiliates contributed to PRLC all of the outstanding stock of, and partnership interests in, the entities which comprise the predecessor group of companies in exchange for various combinations of common stock and cash (the "Reorganization"), effective June 9, 1997. The accompanying combined financial statements for the three months and six months ended September 28, 1996 include the accounts of Polo Ralph Lauren Enterprises, L.P. ("Enterprises"), Polo Ralph Lauren, L.P. ("Polo Partnership") and subsidiaries, The Ralph Lauren Womenswear Company, L.P. and subsidiary ("Womenswear") and Polo Retail Corporation and subsidiaries ("PRC"), a 50% joint venture with a previously nonaffiliated partner (collectively, the "Predecessor Company"). The controlling interests of the Predecessor Company were held by Mr. Ralph Lauren, with a 28.5% interest held by certain investment funds affiliated with The Goldman Sachs Group, L.P. (collectively, the "GS Group").

         The accompanying consolidated financial statements as of and for the three months and six months ended September 27, 1997 include the combined results of operations of the Predecessor Company through June 9, 1997 and the consolidated results of operations of Polo (Polo together with the Predecessor Company referred to herein as the "Company") thereafter through September 27, 1997. The financial statements of PRLC have not been included prior to its acquisition of the Predecessor Company because PRLC was a shell company with no business operations.

         The financial statements of the Predecessor Company are being presented on a combined basis because of their common ownership. The combined financial statements have been prepared as if the entities had operated as a single consolidated group since their respective dates of organization.

         All significant intercompany balances and transactions have been eliminated. The equity method of accounting was used for the Company's investment in PRC during the period in which 50% of PRC was owned by a previously nonaffiliated partner (three months and six months ended September 28, 1996). Subsequent to the Company's acquisition of the remaining 50% interest in PRC effective April 3, 1997, as discussed further in Note 1 (e) below, the results of operations of PRC have been consolidated and the acquisition has been accounted for as a purchase.

     (C) DIVIDEND AND REORGANIZATION NOTES
         On June 9, 1997, in connection with the Reorganization, the Company declared a dividend and issued reorganization notes aggregating $43.0 million to Mr. Lauren and the GS Group representing estimated undistributed earnings of the Predecessor Company through the closing of the Reorganization ("Dividend and Reorganization Notes"). The Dividend and Reorganization Notes were paid with a portion of the proceeds of the Offerings (see Note 1 (d)). Effective June 9, 1997, the Company declared a second dividend (the "Second Dividend") to Mr. Lauren and the GS Group in an amount representing the difference between the actual amount of undistributed earnings through the closing of the Reorganization and the estimated amount of the Dividend and Reorganization Notes. The amount of the Second Dividend is currently estimated to be $5.7 million.

     (D) INITIAL PUBLIC OFFERING
         On June 17, 1997, Polo completed the sale of 11,170,000 shares of its Class A Common Stock at $26.00 per share in connection with the Offerings. The net proceeds from the Offerings, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million. The proceeds from the Offerings were used as follows: (i) to repay borrowings outstanding under the Company's New Credit Facility (as defined - see Note
     4) in the amount of $163.5 million; (ii) to pay the Dividend and Reorganization Notes in the amount of $43.0 million to Mr. Lauren and related entities and the GS Group; and (iii) to repay subordinated notes and interest thereon in the amount of $24.3 million to Mr. Lauren and the GS Group. The remaining $38.0 million will be used for other general corporate purposes.

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

2    SIGNIFICANT ACCOUNTING POLICIES

     (A) PRO FORMA ADJUSTMENTS (UNAUDITED)
         The pro forma statement of income data for the six months ended September 27, 1997 and for the three months and six months ended September 28, 1996 presents the effects on the historical financial statements of certain transactions as if they had occurred at March 31, 1996. The pro forma statement of income data reflects adjustments for: (i) income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes, calculated using a pro forma effective tax rate of 41.0% for the six months ended September 27, 1997 and 42.0% for the three months and six months ended September 28, 1996 (see Note 5); (ii) the reduction of interest expense resulting from the application of the net proceeds from the Offerings to outstanding indebtedness; and (iii) the PRC Acquisition, including the consolidation of PRC's operations, the amortization of goodwill over 25 years associated with the acquisition and the elimination of the Company's equity in net loss of PRC for the three months and six months ended September 28, 1996.

     (B) PRO FORMA NET INCOME PER SHARE (UNAUDITED)
         Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares outstanding during the period, assuming the Offerings had been completed on March 31, 1996. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the Offerings were considered to be outstanding during the six months ended September 27, 1997 and during the three months and six months ended September 28, 1996. The weighted average number of shares outstanding during the three months ended September 27, 1997 represent the actual number of shares outstanding during such period. Outstanding stock options are not included in the calculation of weighted average number of shares as the effect is not material.

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

3    INVENTORIES
                                          SEPTEMBER 27,            MARCH 29,
                                              1997                   1997

        Raw materials                   $      26,245           $     32,781
        Work-in-process                         6,267                  5,788
        Finished goods                        256,367                183,578
                                        ------------            ------------

                                        $    288,879            $    222,147
                                        ============            ============

     Merchandise inventories of $127,153 and $93,874 at September 27, 1997 and March 29, 1997, respectively, were valued utilizing the retail method and are included in finished goods.

4    FINANCING AGREEMENTS

         On June 9, 1997, the Company entered into a new financing arrangement (the "New Credit Facility") providing for a $375.0 million revolving line of credit available for the issuance of letters of credit, acceptances or direct borrowings. Upon the closing of the Offerings, the amount available under the revolving line of credit was reduced to $225.0 million. The New Credit Facility matures on December 31, 2002. Borrowings under the New Credit Facility were used to refinance the Polo Partnership credit facility of $104.5 million and to repay in full $56.7 million of aggregate borrowings outstanding under the Womenswear credit facility and the PRC credit facility. Such borrowings were repaid from the net proceeds of the Offerings (see Note 1 (d)). Borrowings under the New Credit Facility bear interest, as determined by the Company, at either the lender's Base Rate (as defined) or at the London Interbank Offered Rate plus an interest margin. The New Credit Facility is collateralized by trade accounts receivable and requires, among other things, the maintenance of restrictive covenants including net worth and leverage ratios, and sets limitations on indebtedness and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreement provides that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of Polo's Common Stock (as defined herein).

5    INCOME TAXES

         The entities which comprise the Predecessor Company included principally partnerships which were not subject to Federal or certain state income taxes. Concurrent with the Reorganization and the termination of the Company's partnership status, the Company became fully subject to such taxes. As a result and in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES, the Company recorded a deferred tax asset and a corresponding tax benefit in the amount of $32.1 million in its consolidated financial statements during the first quarter of fiscal 1998. The deferred tax asset recorded is in addition to $3.0 million of Federal, state and local deferred tax assets previously recorded by the Company. The deferred income taxes reflect the net tax effect of temporary differences, primarily uniform inventory capitalization, depreciation, allowance for doubtful accounts and other accruals, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

6    STOCK INCENTIVE PROGRAM

         In connection with the Offerings, the Board of Directors of Polo granted options to purchase an aggregate of 4,366,300 shares of Polo's Class A Common Stock to certain employees of the Company under the 1997 Long-Term Stock Incentive Plan adopted on June 9, 1997. At September 27, 1997, the Company had an additional 5,720,667 shares reserved for issuance under this plan. The options vest in equal installments over three years for officers and other executives of the Company and over two years for all remaining employees. The options granted in connection with the Offerings have an exercise price of $26.00 per share (equal to the price of the Offerings). The options expire 10 years after the date of grant.

         Additionally, on June 9, 1997, the Company adopted the 1997 Stock Option Plan for Non-Employee Directors. During the second quarter of fiscal 1998, the Board of Directors of Polo granted options to purchase 22,500 shares of Polo's Class A Common Stock to non-employee directors participating in the plan. The options vest in equal installments over two years and have an exercise price equal to the market value of Polo's stock on the date of grant. The options expire 10 years after the date of grant. At September 27, 1997, the Company had 477,500 shares reserved for issuance under this plan.

7    COMMON STOCK

         Polo's Class B Common Stock is owned by Mr. Lauren and related entities and its Class C Common Stock is owned by the GS Group. Shares of Class B Common Stock are convertible at any time into shares of Class A Common Stock on a one-for-one basis and may not be transferred to anyone other than the related entities of Mr. Lauren. Shares of Class C Common Stock are convertible at any time into shares of Class A Common Stock on a one-for-one basis and may not be transferred to anyone other than among members of the GS Group or any successor of a member of the GS Group. The holders of Class A Common Stock generally have rights identical to holders of Class B Common Stock and Class C Common Stock, except that holders of Class A Common Stock and Class C Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Holders of all classes of Common Stock (as hereinafter defined) entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval except for the election and the removal of directors and as otherwise required by applicable law. Class A Common Stock, Class B Common Stock and Class C Common Stock are collectively referred to herein as "Common Stock."

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

     Prior to the Reorganization, the Company's operations were conducted predominantly through a partnership structure. Accordingly, the earnings of the Company (other than earnings of certain retail operations) were included in the taxable income of the Company's partners for Federal and certain state income tax purposes, and the Company has generally not been subject to income tax on such earnings, other than certain state and local franchise and similar taxes. In connection with the Reorganization on June 9, 1997, the Company became fully subject to such taxes. As a result, the Company recorded a deferred tax asset and a corresponding tax benefit in the amount of $32.1 million in its consolidated financial statements during the first quarter of fiscal 1998 in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The Company's pro forma effective tax rate, excluding the non-recurring tax benefit discussed above, for fiscal 1997 and fiscal 1998 was 42% and 41%, respectively. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure." The effect of taxes in Results of Operations is not discussed below because the historic taxation of the operations of the Company is not meaningful with respect to periods following the Reorganization.

PRO FORMA COMBINED STATEMENTS OF INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 28, 1996 (UNAUDITED)

     The following tables set forth for the three month and six month periods ended September 28, 1996: (i) actual combined statement of income; (ii) pro forma adjustments to reflect the PRC Acquisition, the Offerings and the Reorganization as if they had occurred on March 31, 1996; and (iii) pro forma combined statement of income.

                     PRO FORMA COMBINED STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                         ACTUAL        PRO FORMA      PRO FORMA
                                        COMBINED      ADJUSTMENTS      COMBINED

Net sales                              $ 296,485     $  17,571 (1)    $ 314,056
Licensing revenue                         35,754                         35,754
                                       ---------                      ---------
Net revenues                             332,239                        349,810
Cost of goods sold                       184,789         5,698 (1)      190,487
                                       ---------                      ---------
Gross profit                             147,450                        159,323
Selling, general and
  administrative expenses                 89,263        13,400 (1)
                                                           217 (1)      102,880
                                       ---------                      ---------
Income from operations                    58,187                         56,443
Interest expense (income)                  3,788        (4,033)(1)(2)      (245)
Equity in net loss of affiliate            1,304        (1,304)(1)         --
                                       ---------                      ---------
Income before income taxes                53,095                         56,688
Provision for income taxes                 9,175        14,634 (3)       23,809
                                       ---------                      ---------

Net income                             $  43,920                      $  32,879
                                       =========                      =========

                     PRO FORMA COMBINED STATEMENT OF INCOME
                   FOR THE SIX MONTHS ENDED SEPTEMBER 28, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                         ACTUAL        PRO FORMA      PRO FORMA
                                        COMBINED      ADJUSTMENTS      COMBINED

Net sales                              $ 495,740     $  37,800 (1)    $ 533,540
Licensing revenue                         60,307                         60,307
                                       ---------                      ---------
Net revenues                             556,047                        593,847
Cost of goods sold                       305,024        14,298 (1)      319,322
                                       ---------                      ---------
Gross profit                             251,023                        274,525
Selling, general and
  administrative expenses                171,568        25,038 (1)
                                                           434 (1)      197,040
                                       ---------                      ---------
Income from operations                    79,455                         77,485
Interest expense (income)                  7,843        (8,397)(1)(2)      (554)
Equity in net loss of affiliate            1,602        (1,602)(1)         --
                                       ---------                      ---------
Income before income taxes                70,010                         78,039
Provision for income taxes                13,435        19,337 (3)       32,772
                                       ---------                      ---------

Net income                             $  56,575                      $  45,267
                                       =========                      =========


        (1) Effective April 3, 1997, the Company acquired the remaining 50% interest in PRC. The adjustments above reflect the PRC Acquisition which is accounted for under the purchase method. As a result of this transaction, the Company's combined statement of income has been adjusted to reflect the consolidation of PRC's operations from March 31, 1996, the amortization of goodwill over 25 years and the elimination of the Company's equity in net loss of PRC.

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

Therefore, interest expense is not discussed below. The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three months and six months ended September 27, 1997 (historical) and September 28, 1996 (pro forma):

                                                         HISTORICAL            PRO FORMA
                                                         ----------            ---------
                                                       SEPT. 27, 1997        SEPT. 28, 1996

                                                      THREE       SIX       THREE       SIX
                                                     MONTHS     MONTHS     MONTHS     MONTHS
Net sales ......................................      88.5%      88.6%      89.8%      89.8%
Licensing revenue ..............................      11.5       11.4       10.2       10.2
Net revenues ...................................     100.0      100.0      100.0      100.0
Gross profit ...................................      49.1       49.7       45.5       46.2
Selling, general and administrative expenses ...      31.1       34.9       29.4       33.2
Income from operations .........................      18.0%      14.8%      16.1%      13.0%


THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996

     NET SALES. Net sales increased 18.7% to $372.7 million in the three months ended September 27, 1997 from $314.1 million in the three months ended September 28, 1996. Wholesale net sales increased 19.9% to $205.2 million in the three months ended September 27, 1997 from $171.2 million in the corresponding period of fiscal 1997. Wholesale growth primarily reflects increased menswear sales resulting from growth in the Company's basic stock replenishment program, improved sales in existing brands, a shift in the sales mix to higher priced wholesale products and sales from the Company's third party wholesale trading business which began operations in the fourth quarter of fiscal 1997. Wholesale growth also reflects increased womenswear sales due to the introduction of Polo Sport in the fourth quarter of fiscal 1997. Retail sales increased 17.2% to $167.4 million in the three months ended September 27, 1997 from $142.8 million in the corresponding period in fiscal 1997. Of this increase, $18.8 million is attributable to the opening of two new Polo stores and four new outlet stores (net of one store closing) in fiscal 1998 and the benefit of a full three months of operations for three new Polo stores and ten new outlet stores opened during fiscal 1997. Comparable store sales for the three months ended September 27, 1997 increased by 4.1% or $5.7 million. Comparable store sales represent net sales of stores open in both reporting periods for the full portion of such periods. At September 27, 1997, the Company operated 29 Polo stores and 69 outlet stores.

     LICENSING REVENUE. Licensing revenue increased 35.6% to $48.5 million in the three months ended September 27, 1997 from $35.8 million in the corresponding period of fiscal 1997. This increase reflects the benefit of a full three months of licensing revenue in the three months ended September 27, 1997 from the launch of Polo Jeans and the Lauren women's line in the second quarter of fiscal 1997. Additionally, licensing revenue improved due to an overall increase in sales of existing licensed products, particularly Chaps and Home Collection, due to the introduction of new product categories.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 49.1% in the three months ended September 27, 1997 from 45.5% in the corresponding period of fiscal 1997. This increase was attributable to improvements in each of the Company's integrated operations. Wholesale gross margins increased significantly in the three months ended September 27, 1997 over the comparable period in fiscal 1997 as a direct result of increased fulfillment of customer orders, improved supply chain management and a planned reduction in off-price sales. Retail gross margins also increased slightly in the three months ended September 27, 1997 as compared to the corresponding period in fiscal 1997 primarily due to the opening of five new Polo stores during fiscal 1997 and fiscal 1998 and an improved initial markup. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 11.5% in the three months ended September 27, 1997 from 10.2% in the corresponding period in fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $131.1 million or 31.1% of net revenues in the three months ended September 27, 1997 from $102.9 million or 29.4% of net revenues in the corresponding period of fiscal 1997. This increase as a percentage of net revenues was primarily attributable to a one time charge under terms of a long-term contract with a former executive and increased depreciation expense associated with the Company's shop-within-shops development program. Excluding the one time charge, SG&A expenses as a percentage of net revenues would have been 30.3% in the three months ended September 27, 1997.

SIX MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 28, 1996

     NET SALES. Net sales increased 17.7% to $628.1 million in the six months ended September 27, 1997 from $533.5 million in the six months ended September 28, 1996. Wholesale net sales increased 18.0% to $335.4 million in the six months ended September 27, 1997 from $284.2 million in the corresponding period of fiscal 1997. Wholesale growth primarily reflects increased menswear sales resulting from growth in the Company's basic stock replenishment program, improved sales in existing brands, a shift in the sales mix to higher priced wholesale products and sales from the Company's third party wholesale trading business which began operations in the fourth quarter of fiscal 1997. Wholesale growth also reflects increased womenswear sales due to the introduction of Polo Sport in the fourth quarter of fiscal 1997. Retail sales increased 17.4% to $292.6 million in the six months ended September 27, 1997 from $249.3 million in the corresponding period in fiscal 1997. Of this increase, $31.4 million is attributable to the opening of two new Polo stores and four new outlet stores (net of one store closing) in fiscal 1998 and the benefit of a full six months of operations for three new Polo stores and ten new outlet stores opened during fiscal 1997. Comparable store sales for the six months ended September 27, 1997 increased by 4.9% or $11.9 million.

     LICENSING REVENUE. Licensing revenue increased 34.3% to $81.0 million in the six months ended September 27, 1997 from $60.3 million in the corresponding period of fiscal 1997. This increase reflects the benefit of a full six months of licensing revenue in the six months ended September 27, 1997 from the launch of Polo Jeans and the Lauren women's line in the second quarter of fiscal 1997. Additionally, licensing revenue improved due to an overall increase in sales of existing licensed products, particularly Chaps and Home Collection, due to the introduction of new product categories.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 49.7% in the six months ended September 27, 1997 from 46.2% in the corresponding period of fiscal 1997. This increase was attributable to improvements in each of the Company's integrated operations. Wholesale gross margins increased significantly in the six months ended September 27, 1997 over the comparable period in fiscal 1997 as a direct result of increased fulfillment of customer orders, improved supply chain management and a planned reduction in off-price sales. Retail gross margins increased slightly in the six months ended September 27, 1997 as compared to the corresponding period in fiscal 1997 primarily due to the opening of five new Polo stores in fiscal 1997 and fiscal 1998 and an improved initial markup. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 11.4% in the six months ended September 27, 1997 from 10.2% in the corresponding period in fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $247.8 million or 34.9% of net revenues in the six months ended September 27, 1997 from $197.0 million or 33.2% of net revenues in the corresponding period of fiscal 1997. This increase as a percentage of net revenues was attributable to a one time charge under terms of a long-term contract with a former executive, increased advertising, marketing and public relations expenditures to support the Company's brands and increased depreciation expense associated with the Company's shop-within-shops development program. Excluding the one time charge, SG&A expenses as a percentage of net revenues would have been 34.4% in the six months ended September 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's main sources of liquidity historically have been cash flows from operations, credit facilities and partners' financing. The Company's capital requirements primarily result from working capital needs, investing activities including construction and renovation of shop-within-shops, retail expansion and other corporate activities.

     Net cash provided by operating activities decreased to $43.5 million during the six months ended September 27, 1997 from $56.7 million during the comparable period in fiscal 1997, primarily as a result of increases in inventories due to the timing of wholesale shipments and the overall growth of the business. Net cash used in investing activities increased to $40.4 million during the six months ended September 27, 1997 from $14.6 million during the comparable period in fiscal 1997. This increase principally reflects the use of $8.6 million in cash to acquire the operations of PRC, a $5.1 million investment in a joint venture with a nonaffiliated partner and an increase in capital expenditures during the six months ended September 27, 1997. Net cash provided by financing activities increased to $20.7 million during the six months ended September 27, 1997 from net cash used in financing activities of $49.0 million during the comparable period in fiscal 1997. This improvement primarily reflects the net proceeds received from the Offerings, offset by the application of the net proceeds to repay outstanding indebtedness, an increase in scheduled debt repayments and an increase in partner distributions.

     As a result of the Offerings, the Company's cash flow needs reflect the elimination of ongoing distributions to the partners. Partially offsetting these changes will be the application of funds for the payment of additional Federal, state and local income taxes.

     Simultaneous with the closing of the Reorganization, the Company entered into the New Credit Facility and borrowed funds to refinance the amounts outstanding under the Polo Partnership's credit facility of $104.5 million and to repay in full $56.7 million of aggregate borrowings outstanding under the Womenswear credit facility and the PRC credit facility, thereby terminating such credit facilities. The New Credit Facility consists of a $375.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002. Upon completion of the Offerings, the amount available under the revolving line of credit was reduced to $225.0 million. Borrowings under the New Credit Facility bear interest, as determined by the Company, at either the lender's Base Rate (as defined) or at the London Interbank Offered Rate plus an interest margin. The agreement contains customary representations, warranties, covenants and events of default for bank financings for borrowers similar to the Company, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreement provides that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of Polo's Common Stock. As of September 27, 1997, the Company had $6.2 million outstanding in direct borrowings and had $37.4 million in outstanding letters of credit under the New Credit Facility. The weighted average interest rate on outstanding direct borrowings under the New Credit Facility was 6.6% at September 27, 1997.

     Capital expenditures were $24.9 million and $13.2 million in the six months ended September 27, 1997 and September 28, 1996, respectively. The increase in capital expenditures represents primarily expenditures associated with the Company's shop-within-shops development program which includes new shops, renovations and expansions as well as expenditures incurred in connection with the expansion of the Company's retail operations. The Company plans to invest approximately $150.0 million over the next two fiscal years for its retail stores including flagship stores, the shop-within-shops development program and other capital projects. See Part II. Other Information. Item 5. "Statement Regarding Forward-Looking Disclosure."

     On June 17, 1997, the Company completed the sale of 11,170,000 shares of its Class A Common Stock at $26.00 per share in its Offerings. The net proceeds from the Offerings, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million. The net proceeds from the Offerings increased liquidity of the Company by reducing indebtedness as follows: (i) to repay borrowings outstanding under the Company's New Credit Facility in the amount of $163.5 million; (ii) to pay the Dividend and Reorganization Notes in the amount of $43.0 million to Mr. Lauren and related entities and the GS Group; and (iii) to repay subordinated notes and interest thereon in the amount of $24.3 million to Mr. Lauren and the GS Group. The remaining $38.0 million will be used for other general corporate purposes. Management believes that cash remaining from the Offerings, cash from ongoing operations and funds available under the New Credit Facility will be sufficient to satisfy the Company's current level of operations and capital requirements for the foreseeable future. See Part II. Other Information.
Item 5. - "Statement Regarding Forward-Looking Disclosure."

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

                           PART II. OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

     The Company initiated an arbitration proceeding in San Francisco in November 1996 for a declaration of rights under its license agreement with The Magnin Company, Inc., an independent free-standing retail licensee which operates a Polo store in Beverly Hills, California. The licensee had previously claimed that the Company breached its license agreement when the Company refused last year to authorize the opening by the licensee of a free-standing Polo concession at Los Angeles International Airport. The licensee in a counterclaim had sought compensatory and punitive damages. On September 8, 1997, the arbitration panel determined that the Company had made its decisions in good faith and fully in accordance with its rights and obligations under the license agreement and awarded the declaration sought by the Company. In addition, the panel determined that the licensee should take nothing by reason of its counterclaim.

     The Company is involved from time to time in various legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the resolution of any matter currently pending will not have a material effect on the financial condition or results of operations of the Company.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On June 11, 1997, the Company commenced an initial public offering of 29,500,000 shares of its Class A common stock, par value $.01 per share (the "Class A Common Stock") in the United States and internationally (the "Offerings"). The Company's registration statement on Form S-1 (Registration No. 333-24733) with respect to Offerings was declared effective by the Securities and Exchange Commission on June 11, 1997. Of the 29,500,000 shares of Class A Common Stock offered, 9,400,000 shares were offered and sold by the Company and 20,100,000 shares were offered and sold by certain stockholders of the Company (the "Selling Stockholders" and each, a "Selling Stockholder"). As part of the Offerings, the Company and a Selling Stockholder granted to the underwriters over-allotment options to purchase up to an additional 4,425,000 shares of Class A Common Stock (the "Underwriters' Option"). The Offerings terminated on June 17, 1997. On June 13, 1997, the underwriters exercised the Underwriters' Option, purchasing 1,770,000 shares of Class A Common Stock from the Company and 2,655,000 shares of Class A Common Stock from a Selling Stockholder. The aggregate offering price of the 11,170,000 shares of Class A Common Stock registered for the account of the Company pursuant to the Offerings (inclusive of the Underwriters' Option) was $279,250,000. The aggregate offering price of the 22,755,000 shares of Class A Common Stock registered for the account of the Selling Stockholders pursuant to the Offerings (inclusive of the Underwriters' Option) was $568,875,000.

     The managing underwriter for the Offerings was Goldman, Sachs & Co. for the shares sold in the United States and Goldman Sachs International for the shares sold outside the United States. The co-lead underwriters were Merrill, Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated for the shares sold in the United States and Merrill Lynch International and Morgan Stanley & Co. International Limited for the shares sold outside the United States.

     The aggregate offering price of the 29,500,000 shares of Class A Common Stock sold in the Offerings to the public was $767 million (exclusive of the Underwriters' Option), with proceeds to the Company and Selling Stockholders, after deduction of the underwriting discount, of $230,958,000 (before deducting offering expenses payable by the Company) and $493,857,000, respectively. The aggregate offering price of the 4,425,000 shares of Class A Common Stock sold pursuant to the exercise of the Underwriters' Option was $115,050,000, with proceeds to the Company and a Selling Stockholder, after deduction of the underwriting discount, of $43,488,900 (before deducting offering expenses) and $65,233,350, respectively.

     During the period from June 11, 1997 through November 11, 1997, the aggregate amount of expenses incurred by the Company in connection with the issuance and distribution of the shares of Class A Common Stock offered and sold in the Offerings and pursuant to the exercise of the Underwriters' Option was approximately $21,623,000, including underwriting discounts and commissions (approximately $15,973,000) and expenses paid for accounting, legal, printing and other expenses.

     As the managing underwriter of the Offerings, Goldman Sachs & Co. received a portion of the underwriting discounts and commissions paid by the Company. Goldman Sachs & Co. is an affiliate of the GS Group, a controlling stockholder (as hereinafter defined) of the Company. Mr. Richard A. Friedman, a Managing Director of Goldman Sachs & Co., is a director of the Company. Other than the payment by the Company of a portion of the underwriting discounts and commissions to Goldman Sachs & Co., none of the expenses paid by the Company in connection with the Offerings or the exercise of the Underwriters' Option were paid, directly or indirectly, to directors, officers, or controlling stockholders (e.g., persons owning 10% or more of the any class of the Company's stock).

     The aggregate net proceeds received by the Company from the Offerings and as a result of the exercise of the Underwriters' Option, after deducting underwriting discounts and commissions and expenses were approximately $268,797,000. During the period from June 11, 1997 through November 11, 1997, such net proceeds have been applied as follows: (i) to repay borrowings outstanding under the Company's New Credit Facility in the amount of $163.5 million; (ii) to pay the Dividend and Reorganization Notes in the amount of $43.0 million to Mr. Lauren and related entities and the GS Group; and (iii) to repay subordinated notes and interest thereon in the amount of $24.3 million to Mr. Lauren and the GS Group. The remaining $38.0 million will be used for other general corporate purposes.

ITEM 5.       OTHER INFORMATION.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers and risks related to extending credit to customers; risked associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; uncertainties relating to the Company's ability to implement its growth strategy; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing; and, the possible adverse impact of changes in import restrictions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits--

         27.1     Financial Data Schedule

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               POLO RALPH LAUREN CORPORATION


Date:  November 10, 1997       By: /s/ Nancy A. Platoni Poli
                               Nancy A. Platoni Poli
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)