Form 10-Q
period 1997-12-27
POLO RALPH LAUREN CORP
filed 1998-02-09
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997

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

Yes  [X]   No  [ ]

At February 10, 1998, 34,272,726 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q


PART 1.   FINANCIAL INFORMATION

                                                                         PAGE
Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 27, 1997
          (Unaudited) and March 29, 1997..................................3

          Consolidated Statements of Income (Unaudited) for the three months and nine months ended December 27, 1997 and December
          28, 1996........................................................4

          Consolidated Statements of Cash Flows (Unaudited) for the nine months ended December 27, 1997 and December 28, 1996............5-6

          Notes to Consolidated Financial Statements......................7-11

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................12-19


PART II.  OTHER INFORMATION

Item 5.   Other Information...............................................20

Item 6.   Exhibits and Reports on Form 8-K................................20



                                    POLO RALPH LAUREN CORPORATION
                                        CONSOLIDATED BALANCE
                                               SHEETS
                                  (In thousands, except share data)


                                                                        December 27,              March 29,
                                                                           1997                     1997
                                                                        ------------            ------------
                                                                         (Unaudited)

                                              ASSETS
Current assets
      Cash and cash equivalents                                             $116,504                $ 29,599
      Accounts receivable, net of allowances of $11,144 and $12,845,
      respectively                                                           115,119                 144,303
      Inventories                                                            280,042                 222,147
      Deferred tax asset                                                      15,862                   2,669
      Prepaid expenses and other                                              16,434                  37,621
                                                                        ------------            ------------

           Total current assets                                              543,961                 436,339

Property and equipment, net                                                  131,927                  83,240
Investments in and advances to affiliates                                      5,914                  17,977
Deferred tax asset                                                            14,012                      84
Other assets                                                                  77,443                  39,103
                                                                        ------------            ------------

                                                                            $773,257                $576,743
                                                                        ============            ============


                        LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

Current liabilities
      Notes and acceptances payable - banks                                       --                $ 26,777
      Current portion of long-term debt                                         $507                  22,248
      Current portion of subordinated notes                                       --                  20,000
      Accounts payable                                                        66,024                  89,417
      Income taxes payable                                                    15,773                   2,357
      Accrued expenses and other                                             112,919                  63,168
                                                                        ------------            ------------

           Total current liabilities                                         195,223                 223,967

Long-term debt                                                                    --                  47,875
Other noncurrent liabilities                                                  22,548                  20,216
Subordinated notes                                                                --                  24,000

Stockholders' equity and partners' capital
      Common Stock
        Class A, par value $.01 per share; 500,000,000 shares
          authorized; 34,272,726 shares issued and outstanding                   343                      --




        Class B, par value $.01 per share; 100,000,000 shares
          authorized; 43,280,021 shares issued and outstanding                   433                      --
        Class C, par value $.01 per share; 70,000,000 shares
          authorized; 22,720,979 shares issued and outstanding                   227                      --
      Additional paid-in-capital                                             446,435                      --
      Retained earnings and partners' capital                                108,048                 260,685
                                                                        ------------            ------------

           Total stockholders' equity and partners' capital                  555,486                 260,685
                                                                        ------------            ------------

                                                                            $773,257                $576,743
                                                                        ============            ============


                                 See accompanying notes to financial statements.


                                                  3

                                              POLO RALPH LAUREN CORPORATION
                                                CONSOLIDATED STATEMENTS OF
                                                        INCOME
                                            (In thousands, except share data)
                                                      (unaudited)

                                                           Three Months Ended                     Nine Months Ended
                                                      ------------------------------        ------------------------------
                                                      December 27,      December 28,        December 27,      December 28,
                                                      ------------      ------------        ------------      ------------

                                                          1997              1996                1997              1996

Net sales                                                 $361,222          $268,634            $989,294          $764,374
Licensing revenue                                           44,450            37,825             125,468            98,132
                                                      ------------      ------------        ------------      ------------

  Net revenues                                             405,672           306,459           1,114,762           862,506

Cost of goods sold                                         214,047           168,605             570,680           473,629
                                                      ------------      ------------        ------------      ------------

  Gross profit                                             191,625           137,854             544,082           388,877

Selling, general and administrative expenses               142,399           102,882             390,208           274,450
                                                      ------------      ------------        ------------      ------------

  Income from operations                                    49,226            34,972             153,874           114,427

Interest (income) expense                                    (453)             2,882               2,056            10,725
Equity in net loss of affiliate                                 --                52                  --             1,654
                                                      ------------      ------------        ------------      ------------

  Income before income taxes                                49,679            32,038             151,818           102,048

Provision for income taxes                                  20,368             7,253              32,936            20,688
                                                      ------------      ------------        ------------      ------------

  Net income                                               $29,311           $24,785            $118,882           $81,360

                                                      ============      ============        ============      ============

Pro forma  - (unaudited)
Historical income before income taxes                                        $32,038            $151,818          $102,048
Pro forma adjustments other than income taxes                                  3,009               3,162            11,038
                                                      ------------      ------------        ------------      ------------

  Pro forma income before income taxes                                        35,047             154,980           113,086
Pro forma provision for income taxes                                          14,724              63,542            47,496
                                                      ------------      ------------        ------------      ------------

  Pro forma net income                                                       $20,323             $91,438           $65,590
                                                                        ============        ============      ============

Pro forma net income per share - Basic and Diluted           $0.29             $0.20               $0.91             $0.65
                                                      ============      ============        ============      ============

Pro forma common shares outstanding                    100,222,444       100,222,444         100,222,444       100,222,444
                                                      ============      ============        ============      ============




                                          See accompanying notes to financial statements.



                                                                4


                                   POLO RALPH LAUREN CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                            (unaudited)

                                                                      Nine Months Ended
                                                                   ------------------------
                                                                     December     December
                                                                     27, 1997     28, 1996
                                                                   -----------   ----------

Cash flows from operating activities
Net income                                                           $ 118,882    $  81,360
Adjustments to reconcile net income to net
   cash provided by operating activities
        Benefit from deferred income taxes                             (21,746)        --
        Equity in net loss of affiliate                                   --          1,654
        Depreciation and amortization                                   19,964        9,039
        Provision for doubtful accounts                                    589          563
        Other                                                            2,629        1,559
        Changes in assets and liabilities, net of acquisition
                       Accounts receivable                              30,215       24,884
                       Inventories                                     (30,538)      32,035
                       Prepaid expenses and other                        5,381       (3,884)
                       Other assets                                    (12,740)      (1,183)
                       Accounts payable                                (30,888)      (9,551)
                       Accrued expenses and other and income taxes
                       payable                                          47,073       21,100
                                                                     ---------    ---------


Net cash provided by operating activities                              128,821      157,576
                                                                     ---------    ---------

Cash flows from investing activities
        Acquisition, net of cash acquired                               (8,551)          --
        Investments in joint ventures                                   (5,914)          --
        Purchases of property and equipment                            (39,556)     (24,179)
        Cash surrender value - officers' life insurance                 (1,315)      (2,186)
                                                                     ---------    ---------

Net cash used in investing activities                                  (55,336)     (26,365)
                                                                     ---------    ---------

Cash flows from financing activities
        (Repayments of) proceeds from short-term borrowings, net       (26,777)     (49,592)
        Repayments of borrowings against officers' life insurance
        policies                                                        (5,757)          --
        Repayments of long-term debt and subordinated notes           (134,964)     (12,470)
        Payment of Dividend and Reorganization Notes                   (43,024)          --
        Proceeds from issuance of common stock, net                    268,797           --
        Distributions paid to partners                                 (44,855)     (63,857)
                                                                     ---------    ---------

Net cash provided by (used in) financing activities                     13,420     (125,919)
                                                                     ---------    ---------

Net increase in cash and cash equivalents                               86,905        5,292
Effect of exchange rate changes on cash and cash equivalents                --           83
Cash and cash equivalents at beginning of period                        29,599       13,568
                                                                     ---------    ---------

Cash and cash equivalents at end of period                           $ 116,504    $  18,943
                                                                     =========    =========




                                   POLO RALPH LAUREN CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                            (unaudited)

                                                                      Nine Months Ended
                                                                   ------------------------
                                                                     December     December
                                                                     27, 1997     28, 1996
                                                                   -----------   ----------
Supplemental cash flow information
        Cash paid for interest                                         $4,196      $12,770
                                                                   ===========   ==========
        Cash paid for income taxes                                    $38,485      $15,380
                                                                   ===========   ==========


Supplemental schedule of non-cash investing and financing
activities
        Foreign tax credits distributed to stockholders/partners         $509       $2,733
                                                                   ===========   ==========

        Capital obligations for completed shop-within-shops            $2,701      $12,319
                                                                   ===========   ==========

        Fair value of assets acquired                                 $69,537
        Less:
          Cash paid                                                     8,551
          Fair market value of common stock issued for PRC
          Acquisition                                                     697
        Liabilities assumed                                           $60,289
                                                                   ===========

        Fair market value of common stock issued for stock bonus
        award                                                            $667
                                                                   ===========



                            See accompanying notes to financial statements.



                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (INFORMATION FOR DECEMBER 27, 1997 AND DECEMBER 28, 1996
                                  IS UNAUDITED)

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

         Operating results for the nine months ended December 27, 1997 and December 28, 1996 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 1997 audited combined financial statements.

     (B) BASIS OF PRESENTATION
         Polo Ralph Lauren Corporation ("PRLC") was incorporated in Delaware in March 1997. Prior to the completion on June 17, 1997 of Polo's initial public offering of its Class A Common Stock (the "Offerings"), the partners and certain of their affiliates contributed to PRLC all of the outstanding stock of, and partnership interests in, the entities which comprise the predecessor group of companies in exchange for various combinations of common stock and cash (the "Reorganization"), effective June 9, 1997. The accompanying combined financial statements for the three months and nine months ended December 28, 1996 include the accounts of Polo Ralph Lauren Enterprises, L.P. ("Enterprises"), Polo Ralph Lauren, L.P. ("Polo Partnership") and subsidiaries, The Ralph Lauren Womenswear Company, L.P. and subsidiary ("Womenswear") and Polo Retail Corporation and subsidiaries ("PRC"), a 50% joint venture with a previously nonaffiliated partner (collectively, the "Predecessor Company"). The controlling interests of the Predecessor Company were held by Mr. Ralph Lauren, with a 28.5% interest held by certain investment funds affiliated with The Goldman Sachs Group, L.P. (collectively, the "GS Group").

         The accompanying consolidated financial statements as of and for the three months and nine months ended December 27, 1997 include the combined results of operations of the Predecessor Company through June 9, 1997 and the consolidated results of operations of Polo (Polo together with the Predecessor Company referred to herein as the "Company") thereafter through December 27, 1997. The financial statements of PRLC have not been included prior to its acquisition of the Predecessor Company because PRLC was a shell company with no business operations.

         The financial statements of the Predecessor Company are being presented on a combined basis because of their common ownership. The combined financial statements have been prepared as if the entities had operated as a single consolidated group since their respective dates of organization.

         All significant intercompany balances and transactions have been eliminated. The equity method of accounting was used for the Company's investment in PRC during the period in which 50% of PRC was owned by a previously nonaffiliated partner (three months and nine months ended December 28, 1996). Subsequent to the Company's acquisition of the remaining 50% interest in PRC effective April 3, 1997, as discussed further in Note 1 (e) below, the results of operations of PRC have been consolidated and the acquisition has been accounted for as a purchase.

     (C) DIVIDEND AND REORGANIZATION NOTES
         On June 9, 1997, in connection with the Reorganization, the Company declared a dividend and issued reorganization notes aggregating $43.0 million to Mr. Lauren and the GS Group representing estimated undistributed earnings of the Predecessor Company through the closing of the Reorganization ("Dividend and Reorganization Notes"). The Dividend and Reorganization Notes were paid with a portion of the proceeds of the Offerings (see Note 1 (d)). Effective June 9, 1997, the Company declared a second dividend (the "Second Dividend") to Mr. Lauren and the GS Group in an amount representing the difference between the actual amount of undistributed earnings through the closing of the Reorganization and the estimated amount of the Dividend and Reorganization Notes. The amount of the Second Dividend is currently estimated to be $5.7 million and will be paid in the fourth quarter of fiscal 1998.

     (D) INITIAL PUBLIC OFFERING
         On June 17, 1997, Polo completed the sale of 11,170,000 shares of its Class A Common Stock at $26.00 per share in connection with the Offerings. The net proceeds from the Offerings, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million. The proceeds from the Offerings were used as follows: (i) to repay borrowings outstanding under the Company's New Credit Facility (as defined - see Note
     4) in the amount of $163.5 million; (ii) to pay the Dividend and Reorganization Notes in the amount of $43.0 million to Mr. Lauren and related entities and the GS Group; and (iii) to repay subordinated notes and interest thereon in the amount of $24.3 million to Mr. Lauren and the GS Group. The remaining $38.0 million has been used for other general corporate purposes.

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

2    SIGNIFICANT ACCOUNTING POLICIES

     (A) PRO FORMA ADJUSTMENTS (UNAUDITED)
         The pro forma statement of income data for the nine months ended December 27, 1997 and for the three months and nine months ended December 28, 1996 presents the effects on the historical financial statements of certain transactions as if they had occurred at March 31, 1996. The pro forma statement of income data reflects adjustments for: (i) income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes, calculated using a pro forma effective tax rate of 41.0% for the nine months ended December 27, 1997 and 42.0% for the three months and nine months ended December 28, 1996 (see Note 5); (ii) the reduction of interest expense resulting from the application of the net proceeds from the Offerings to outstanding indebtedness; and (iii) the PRC Acquisition, including the consolidation of PRC's operations, the amortization of goodwill over 25 years associated with the acquisition and the elimination of the Company's equity in net loss of PRC for the three months and nine months ended December 28, 1996.

     (B) NET INCOME PER SHARE (UNAUDITED)
         Pro forma net income per share has been computed by dividing pro forma net income by the weighted average number of shares outstanding during the period, assuming the Offerings had been completed on March 31, 1996. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the Offerings were considered to be outstanding during the nine months ended December 27, 1997 and during the three months and nine months ended December 28, 1996. The weighted average number of shares outstanding during the three months ended December 27, 1997 represent the actual number of shares outstanding during such period. Outstanding stock options are not included in the computation of diluted net income per share because the options' exercise price was equal to the average market price of the common shares during the three months ended December 27, 1997.

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

3    INVENTORIES

                                      DECEMBER 27,              MARCH 29,
                                          1997                    1997

        Raw materials                  $ 23,450                $ 32,781
        Work-in-process                  11,058                   5,788
        Finished goods                  245,534                 183,578
                                        -------                 -------

                                       $280,042                $222,147
                                       --------                --------



     Merchandise inventories of $112,497 and $93,874 at December 27, 1997 and March 29, 1997, respectively, were valued utilizing the retail method and are included in finished goods.

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

6    STOCK INCENTIVE PROGRAM

         In connection with the Offerings, the Board of Directors of Polo granted options to purchase an aggregate of 4,366,300 shares of Polo's Class A Common Stock to certain employees of the Company under the 1997 Long-Term Stock Incentive Plan adopted on June 9, 1997. At December 27, 1997, the Company had an additional 5,888,615 options reserved for issuance under this plan. The options vest in equal installments over three years for officers and other executives of the Company and over two years for all remaining employees. The options granted in connection with the Offerings have an exercise price of $26.00 per share (equal to the price of the Offerings). The options expire 10 years after the date of grant.

         Additionally, on June 9, 1997, the Company adopted the 1997 Stock Option Plan for Non-Employee Directors. During the nine months ended December 27, 1997, the Board of Directors of Polo granted options to purchase 22,500 shares of Polo's Class A Common Stock to non-employee directors participating in the plan. The options vest in equal installments over two years and have an exercise price equal to the market value of Polo's stock on the date of grant. The options expire 10 years after the date of grant. At December 27, 1997, the Company had 477,500 options reserved for issuance under this plan.

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

         CERTAIN STATEMENTS CONTAINED IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SEE PART II. OTHER INFORMATION. ITEM 5. -"STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE."

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

PRO FORMA COMBINED STATEMENTS OF INCOME FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 28, 1996 (UNAUDITED)

     The following tables set forth for the three month and nine month periods ended December 28, 1996: (i) actual combined statement of income; (ii) pro forma adjustments to reflect the PRC Acquisition, the Offerings and the Reorganization as if they had occurred on March 31, 1996; and (iii) pro forma combined statement of income.

                     PRO FORMA COMBINED STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED DECEMBER 28, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                    ACTUAL      PRO FORMA      PRO FORMA
                                   COMBINED    ADJUSTMENTS      COMBINED

Net sales                         $ 268,634    $  25,580 (1)   $ 294,214
Licensing revenue                    37,825                       37,825
                                  ---------                    ---------
Net revenues                        306,459                      332,039

Cost of goods sold                  168,605       12,603 (1)     181,208
                                  ---------                    ---------
Gross profit                        137,854                      150,831

Selling, general and
administrative expenses             102,882       13,252 (1)
                                                     125 (1)     116,259
                                                               ---------
Income from operations               34,972                       34,572
Interest expense (income)             2,882      (3,357) (1)(2)    (475)
Equity in net loss of affiliate          52         (52) (1)          --
                                  ---------                    ---------
Income before income taxes           32,038                       35,047

Provision for income taxes            7,253        7,471 (3)      14,724
                                  ---------                    ---------

Net income                        $  24,785                    $  20,323
                                  =========                    =========

                     PRO FORMA COMBINED STATEMENT OF INCOME
                   FOR THE NINE MONTHS ENDED DECEMBER 28, 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                    ACTUAL      PRO FORMA      PRO FORMA
                                   COMBINED    ADJUSTMENTS      COMBINED

Net sales                         $ 764,374    $ 63,380 (1)    $ 827,754
Licensing revenue                    98,132                       98,132
                                  ---------                    ---------
Net revenues                        862,506                      925,886

Cost of goods sold                  473,629      26,901 (1)      500,530
                                  ---------                    ---------
Gross profit                        388,877                      425,356
Selling, general and
  administrative expenses           274,450      38,290 (1)
                                                    559 (1)      313,299
                                  ---------                    ---------
Income from operations              114,427                      112,057
Interest expense (income)            10,725     (11,754)(1)(2)   (1,029)
Equity in net loss of affiliate       1,654      (1,654)(1)           --
                                  ---------                    ---------
Income before income taxes          102,048                      113,086
Provision for income taxes           20,688      26,808 (3)       47,496
                                  ---------                    ---------

Net income                        $  81,360                    $  65,590
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

RESULTS OF OPERATIONS

     The following discussion of the Company's results of operations is presented on a pro forma basis, assuming the PRC Acquisition had occurred as of March 31, 1996. Additionally, as a result of the Offerings and the use of proceeds thereon to reduce outstanding indebtedness of the Company, interest expense incurred on a historical basis is not comparable to the prior period. Therefore, interest expense is not discussed below. The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three months and nine months ended December 27, 1997 (historical) and December 28, 1996 (pro forma):

                                                                    HISTORICAL                PRO FORMA
                                                                  DEC. 27, 1997             DEC. 28, 1996

                                                               THREE         NINE        THREE        NINE
                                                               MONTHS       MONTHS       MONTHS      MONTHS

Net sales..........................................             89.0%        88.7%        88.6%        89.4%

Licensing revenue..................................             11.0         11.3         11.4         10.6
                                                                ----         ----         ----         ----
Net revenues.......................................            100.0        100.0        100.0        100.0
                                                               -----        -----        -----        -----
Gross profit.......................................             47.2         48.8         45.4         45.9

Selling, general and administrative expenses.......             35.1         35.0         35.0         33.8
                                                               -----        -----        -----         ----

Income from operations.............................             12.1%        13.8%        10.4%        12.1%
                                                               =====         ====         ====         ====


THREE MONTHS ENDED DECEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 28, 1996

     NET SALES. Net sales increased 22.8% to $361.2 million in the three months ended December 27, 1997 from $294.2 million in the three months ended December 28, 1996. Wholesale net sales increased 29.3% to $185.1 million in the three months ended December 27, 1997 from $143.1 million in the corresponding period of fiscal 1997. Wholesale growth primarily reflects increased menswear sales resulting from improved sales in existing brands, a shift in the sales mix to higher priced wholesale products, growth in the Company's basic stock replenishment program and sales from the Company's third party wholesale trading business which began operations in the fourth quarter of fiscal 1997. Wholesale growth also reflects increased womenswear sales due to the introduction of Polo Sport in the fourth quarter of fiscal 1997. Retail sales increased 16.6% to $176.1 million in the three months ended December 27, 1997 from $151.1 million in the corresponding period in fiscal 1997. Of this increase, $19.4 million is attributable to the opening of two new Polo stores and nine new outlet stores (net of one store closing) in fiscal 1998 and the benefit of a full three months of operations for three new Polo stores and ten new outlet stores opened during fiscal 1997. Comparable store sales for the three months ended December 27, 1997 increased by 3.8% or $5.6 million. Comparable store sales represent net sales of stores open in both reporting periods for the full portion of such periods. At December 27, 1997, the Company operated 29 Polo stores and 74 outlet stores.

     LICENSING REVENUE. Licensing revenue increased 17.5% to $44.5 million in the three months ended December 27, 1997 from $37.8 million in the corresponding period of fiscal 1997. This increase reflects the benefit of a full three months of licensing revenue in the three months ended December 27, 1997 from the launch of the Lauren women's line in fiscal 1997. Additionally, licensing revenue improved due to an overall increase in sales of existing licensed products, particularly Chaps and Home Collection, due to the introduction of new product categories.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 47.2% in the three months ended December 27, 1997 from 45.4% in the corresponding period of fiscal 1997. This increase was primarily attributable to improvements in wholesale and retail gross margins. Wholesale gross margins increased significantly in the three months ended December 27, 1997 over the comparable period in fiscal 1997 as a direct result of increased fulfillment of customer orders and improved supply chain management. Retail gross margins also increased significantly in the three months ended December 27, 1997 as compared to the corresponding period in fiscal 1997 primarily due to the opening of five new Polo stores during fiscal 1997 and fiscal 1998 and an improved initial markup.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $142.4 million or 35.1% of net revenues in the three months ended December 27, 1997 from $116.3 million or 35.0% of net revenues in the corresponding period of fiscal 1997. This increase as a percentage of net revenues was primarily attributable to increased advertising, marketing and public relations expenditures to support the Company's brands and increased depreciation expense associated with the Company's shop-within-shops development program.

NINE MONTHS ENDED DECEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 28, 1996

     NET SALES. Net sales increased 19.5% to $989.3 million in the nine months ended December 27, 1997 from $827.8 million in the nine months ended December 28, 1996. Wholesale net sales increased 21.8% to $520.5 million in the nine months ended December 27, 1997 from $427.4 million in the corresponding period of fiscal 1997. Wholesale growth primarily reflects increased menswear sales resulting from growth in the Company's basic stock replenishment program, improved sales in existing brands, a shift in the sales mix to higher priced wholesale products and sales from the Company's third party wholesale trading business which began operations in the fourth quarter of fiscal 1997. Wholesale growth also reflects increased womenswear sales due to the introduction of Polo Sport in the fourth quarter of fiscal 1997. Retail sales increased 17.1% to $468.8 million in the nine months ended December 27, 1997 from $400.4 million in the corresponding period in fiscal 1997. Of this increase, $50.9 million is attributable to the opening of two new Polo stores and nine new outlet stores (net of one store closing) in fiscal 1998 and the benefit of a full nine months of operations for three new Polo stores and ten new outlet stores opened during fiscal 1997. Comparable store sales for the nine months ended December 27, 1997 increased by 4.4% or $17.5 million.

     LICENSING REVENUE. Licensing revenue increased 27.9% to $125.5 million in the nine months ended December 27, 1997 from $98.1 million in the corresponding period of fiscal 1997. This increase reflects the benefit of a full nine months of licensing revenue in the nine months ended December 27, 1997 from the launch of the Lauren women's line in the second quarter of fiscal 1997. Additionally, licensing revenue improved due to an overall increase in sales of existing licensed products, particularly Chaps and Home Collection, due to the introduction of new product categories.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.8% in the nine months ended December 27, 1997 from 45.9% in the corresponding period of fiscal 1997. This increase was attributable to improvements in each of the Company's integrated operations. Wholesale gross margins increased significantly in the nine months ended December 27, 1997 over the comparable period in fiscal 1997 as a direct result of increased fulfillment of customer orders, improved supply chain management and a planned reduction in off-price sales. Retail gross margins increased slightly in the nine months ended December 27, 1997 as compared to the corresponding period in fiscal 1997 primarily due to the opening of five new Polo stores in fiscal 1997 and fiscal 1998 and an improved initial markup. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 11.3% in the nine months ended December 27, 1997 from 10.6% in the corresponding period in fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $390.2 million or 35.0% of net revenues in the nine months ended December 27, 1997 from $313.3 million or 33.8% of net revenues in the corresponding period of fiscal 1997. This increase as a percentage of net revenues was attributable to a one time charge under terms of a long-term contract with a former executive, increased advertising, marketing and public relations expenditures to support the Company's brands and increased depreciation expense associated with the Company's shop-within-shops development program. Excluding the one-time charge, SG&A expenses as a percentage of net revenues would have been 34.7% in the nine months ended December 27, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's main sources of liquidity historically have been cash flows from operations, credit facilities and, prior to the Reorganization, partners' financing. The Company's capital requirements primarily result from working capital needs, investing activities including construction and renovation of shop-within-shops, retail expansion and other corporate activities.

     Net cash provided by operating activities decreased to $128.8 million during the nine months ended December 27, 1997 from $157.6 million during the comparable period in fiscal 1997. This decrease is primarily a result of increases in inventory levels during fiscal 1998 due to the timing of wholesale shipments and the overall growth of the business and a planned reduction in wholesale inventory levels during the comparable period in fiscal 1997 offset by improved operating results. Net cash used in investing activities increased to $55.3 million during the nine months ended December 27, 1997 from $26.4 million during the comparable period in fiscal 1997. This increase principally reflects an increase in capital expenditures, the use of $8.6 million in cash to acquire the operations of PRC and investments in joint ventures with nonaffiliated partners totaling $5.9 million during the nine months ended December 27, 1997. Net cash provided by financing activities increased to $13.4 million during the nine months ended December 27, 1997 from net cash used in financing activities of $125.9 million during the comparable period in fiscal 1997. This improvement primarily reflects the net proceeds received from the Offerings, offset by the application of the net proceeds to repay outstanding indebtedness, an increase in scheduled debt repayments and an increase in partner distributions.

     As a result of the Offerings, the Company's cash flow needs reflect the elimination of ongoing distributions to the partners. Partially offsetting these changes will be the application of funds for the payment of additional Federal, state and local income taxes.

     Simultaneous with the closing of the Reorganization, the Company entered into the New Credit Facility and borrowed funds to refinance the amounts outstanding under the Polo Partnership's credit facility of $104.5 million and to repay in full $56.7 million of aggregate borrowings outstanding under the Womenswear credit facility and the PRC credit facility, thereby terminating such credit facilities. The New Credit Facility consists of a $375.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002. Upon completion of the Offerings, the amount available under the revolving line of credit was reduced to $225.0 million. Borrowings under the New Credit Facility bear interest, as determined by the Company, at either the lender's Base Rate (as defined) or at the London Interbank Offered Rate plus an interest margin. The agreement contains customary representations, warranties, covenants and events of default for bank financings for borrowers similar to the Company, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreement provides that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of Polo's Common Stock. As of December 27, 1997, the Company had no direct borrowings and $27.2 million in outstanding letters of credit under the New Credit Facility.

     Capital expenditures were $39.6 million and $24.2 million in the nine months ended December 27, 1997 and December 28, 1996, respectively. The increase in capital expenditures represents primarily expenditures associated with the Company's shop-within-shops development program which includes new shops, renovations and expansions as well as expenditures incurred in connection with the expansion of the Company's retail operations. The Company plans to invest approximately $150.0 million over fiscal years 1998 and 1999, for its retail stores including flagship stores, the shop- within-shops development program and other capital projects. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

     On June 17, 1997, the Company completed the sale of 11,170,000 shares of its Class A Common Stock at $26.00 per share in its Offerings. The net proceeds from the Offerings, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million. The net proceeds from the Offerings increased liquidity of the Company by reducing indebtedness as follows: (i) to repay borrowings outstanding under the Company's New Credit Facility in the amount of $163.5 million; (ii) to pay the Dividend and Reorganization Notes in the amount of $43.0 million to Mr. Lauren and related entities and the GS Group; and (iii) to repay subordinated notes and interest thereon in the amount of $24.3 million to Mr. Lauren and the GS Group. The remaining $38.0 million has been used for other general corporate purposes. Management believes that cash remaining from the Offerings, cash from ongoing operations and funds available under the New Credit Facility will be sufficient to satisfy the Company's current level of operations and capital requirements for the next 12 months. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

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

                           PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive office constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers and risks related to extending credit to customers; risked associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; uncertainties relating to the Company's ability to implement its growth strategy; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing; and, the possible adverse impact of changes in import restrictions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits--

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K--

         No reports on Form 8-K were filed by the Company during the quarter ended December 27, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             POLO RALPH LAUREN CORPORATION


Date: February 6, 1998

                             By: /s/ Nancy A. Platoni Poli
                                 -----------------------------------------------
                             Nancy A. Platoni Poli
                             Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)