Form 10-K
period 1998-03-28
POLO RALPH LAUREN CORP
filed 1998-06-26
CIK 1037038

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004





                                    FORM 10-K

            (MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 28, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        COMMISSION FILE NUMBER 001-13057

                          POLO RALPH LAUREN CORPORATION
             (Exact name of registrant as specified in its charter)



          DELAWARE
(State or other jurisdiction of                             13-2622036
 incorporation or organization)                (IRS Employer Identification No.)

 650 MADISON AVENUE, NEW YORK, NEW YORK                       10022
(Address of principal executive offices)                    (Zip Code)

        212-318-7000



           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                          ON WHICH REGISTERED

Class A Common Stock, $.01 par value              New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $915,070,414 at June 18, 1998.

At June 18, 1998, 34,083,302 shares of the registrant's Class A Common Stock, $.01 par value, and 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


                DOCUMENT                                 WHERE INCORPORATED

  Proxy Statement for Annual Meeting of                       Part III
 Stockholders to be held August 13, 1998

                                     PART I

ITEM 1.     BUSINESS.

            Unless the context requires otherwise, references to the "Company" or to "Polo" are to Polo Ralph Lauren Corporation and its subsidiaries. Due to the collaborative and ongoing nature of the Company's relationships with its licensees, such licensees are referred to in this Form 10-K as "licensing partners" and the relationships between the Company and such licensees are referred to in this Form 10-K as "licensing alliances." Notwithstanding these references, however, the legal relationship between the Company and its licensees is one of licensor and licensee, and not one of partnership.

            Polo is a leader in the design, marketing and distribution of premium lifestyle products. For more than 30 years, Polo's reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. The Company's brand names, which include "Polo," "Polo by Ralph Lauren," "Polo Sport," "Ralph Lauren," "RALPH," "Lauren," "Polo Jeans Co." and "Chaps," among others, constitute one of the world's most widely recognized families of consumer brands. Directed by Ralph Lauren, the internationally renowned designer, the Company believes it has influenced the manner in which people dress and live in contemporary society, reflecting an American perspective and lifestyle uniquely associated with Polo and Ralph Lauren.

            Polo combines its consumer insight and design, marketing and imaging skills to offer, along with its licensing partners, broad lifestyle product collections in four categories: apparel, home, accessories and fragrance. Apparel products include extensive collections of menswear, womenswear and children's clothing. The Ralph Lauren Home Collection offers coordinated products for the home including bedding and bath products, interior decor and tabletop and gift items. Accessories encompass a broad range of products such as footwear, eyewear, jewelry and leather goods (including handbags and luggage). Fragrance and skin care products are sold under the Company's Polo, Lauren, Safari and Polo Sport brands, among others.

OPERATIONS

            Polo's business consists of three integrated operations: wholesale, retail and licensing. Each is driven by the Company's guiding philosophy of style, innovation and quality.

            Details of the Company's net revenues are shown in the table below.

                                                        FISCAL YEAR                      PRO FORMA
                                                        -----------                     FISCAL 1997(3)
                                             1998          1997            1996         (unaudited)
                                          ----------    ----------      ----------       ----------
                                                              (IN THOUSANDS)
Wholesale net sales(1)                    $  733,065    $  663,358      $  606,022       $  623,041
Retail sales .................               570,751       379,972         303,698          508,645
                                          ----------    ----------      ----------       ----------
  Net sales ..................             1,303,816     1,043,330         909,720        1,131,686
Licensing revenue(1)(2)                      167,119       137,113         110,153          137,113
                                          ----------    ----------      ----------       ----------
  Net revenues ...............            $1,470,935    $1,180,443      $1,019,873       $1,268,799
                                          ==========    ==========      ==========       ==========

     (1) The Company purchased certain of the assets of its former womenswear licensing partner in October 1995. The fiscal 1998, fiscal 1997 and fiscal 1996 net revenues reflect the inclusion of womenswear wholesale net sales of $98.4 million, $98.8 million and $36.7 million, respectively, and an elimination of licensing revenue associated with the operations of the womenswear business after the acquisition.

     (2) Licensing revenue includes royalties received from Home Collection licensing partners.

     (3) In February 1993, the Company entered into a joint venture to combine certain of its retail operations with those of its joint venture partner, Perkins Shearer Venture, to form Polo Retail Corporation ("PRC"). On March 21, 1997, the Company entered into an agreement, effective April 3, 1997, to acquire the 50% interest it did not own from its joint venture partner (the "PRC Acquisition"). Prior to the PRC Acquisition, the Company accounted for its interest in PRC under the equity method. Effective April 3, 1997, the Company consolidated the operations of PRC in fiscal 1998 and accounted for the transaction under the purchase method. On a pro forma basis for fiscal 1997, wholesale net sales by the Company to PRC are eliminated and PRC net revenues are reflected as retail sales. Assuming the acquisition had taken place at March 31, 1996, pro forma wholesale net sales and retail sales in fiscal 1997 would have been $623.0 million and $508.7 million, respectively. Pro forma fiscal 1997 net revenues reflect the inclusion of womenswear wholesale net sales of $79.6 million and an elimination of licensing revenue associated with the operations of the womenswear business after the acquisition.

WHOLESALE

     Polo's wholesale business is subdivided into two divisions: Polo Ralph Lauren Menswear and Ralph Lauren Womenswear. In both of its wholesale divisions, the Company offers discrete brand offerings to compete at various price levels. See "-- Domestic Wholesale and Home Collection Customers and Services."

POLO RALPH LAUREN MENSWEAR

     The Menswear division designs, sources, markets and distributes menswear under its Polo by Ralph Lauren, Polo Sport, Ralph Lauren/Purple Label Collection and Polo Golf brands. Each line is directed by a team consisting of design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts. Generally, there are four annual seasonal presentations for each line:
Fall, Cruise/Holiday, Spring and Summer. Within each line, the Company offers core and recurring styles complemented by fashion forward items reflecting contemporary trends. Polo is recognized worldwide as one of the premier men's designer collections, and Mr. Lauren was named 1996 Menswear Designer of the Year by the Council of Fashion Designers of America ("CFDA").

     POLO BY RALPH LAUREN. The Polo by Ralph Lauren menswear collection is a complete men's wardrobe consisting of products related by theme, style, color and fabric. Polo by Ralph Lauren menswear is generally priced at a range of price points within the men's premium ready-to-wear apparel market. This line is currently sold through approximately 1,620 department store, specialty store and Polo store doors in the United States, including approximately 1,200 department store shop-within-shops.

     POLO SPORT. The Polo Sport line of activewear and sportswear is designed to meet the growing consumer demand for functional sport and outdoor apparel. Polo Sport is offered at a range of price points generally consistent with prices for the Polo by Ralph Lauren line, and is distributed through the same channels as Polo by Ralph Lauren.

     RALPH LAUREN/PURPLE LABEL COLLECTION. In Fall 1995, the Company introduced its Purple Label Collection of men's tailored clothing and, in Fall 1997, to complement the tailored clothing line, the Company launched its Purple Label sportswear line. Purple Label Collection tailored clothing is manufactured and distributed by a licensee, and dress shirts and ties and sportswear are sourced and distributed by the Company. The Purple Label lines are sold through a limited number of premier fashion retailers, currently numbering 26 doors in the United States and eight internationally.

     POLO GOLF. The Polo Golf line is targeted at the golf and resort markets. Price points are similar to those charged for products in the Polo Sport line. The Polo Golf line is presently sold in the United States through approximately 1,600 leading golf clubs, pro shops and resorts, in addition to department, specialty and Polo stores.

RALPH LAUREN WOMENSWEAR

     The Womenswear division designs, sources, markets and distributes womenswear under its Ralph Lauren Collection and Collection Classics, RALPH/Ralph Lauren and Ralph Lauren Polo Sport brands. Representatives from each of the design, merchandising, sales and production staffs work together to conceive, develop and sell product groupings organized to convey a variety of design concepts. Each of the women's apparel lines (except Ralph Lauren Collection) consists of core, recurring styles, complemented by more fashion-oriented items which reflect contemporary trends. Mr. Lauren introduced his first womenswear products in 1971 and subsequently licensed the line in 1973.

     In October 1995, to capitalize further on its position, both domestically and internationally, as a leading designer of womenswear, Polo acquired the business of its former licensing partner and commenced its own womenswear wholesale operations. Since acquiring control of these operations, the Company has centralized control of its womenswear design, merchandising and sales activities and focused its efforts on improving the quality, production and delivery of its products. In addition, the Company has sought to build its womenswear business by capitalizing on the relationships developed with its menswear customers and by devoting resources to creating and renovating shop-within-shops and other exclusively fixtured areas within department stores.

     The womenswear industry's three basic selling seasons are Fall, Cruise/Holiday and Spring/Summer. The women's ready-to-wear apparel market in the United States is divided into four segments defined by price levels, ranging from lowest to highest, as follows: moderate, better, bridge and designer. The Company competes directly in the bridge and designer segments of the womenswear industry, and competes through its licensing partner for the Lauren line in the better segment.

     RALPH LAUREN COLLECTION AND COLLECTION CLASSICS. The Ralph Lauren Collection, sold under the purple label and the Custom Collection Label (the "Collection"), expresses the Company's up-to-the-moment fashion vision for women. Collection Classics, sold under Ralph Lauren's black label, include timeless versions of the Company's most successful Collection styles, as well as newly-designed classic signature styles which tend to remain in a women's wardrobe for several seasons. Collection and Collection Classics are offered for limited distribution to premier fashion retailers and through Polo stores. Price points are at the upper end or luxury ranges. The lines are currently sold by the Company through over 86 doors in the United States by the Company and over 235 international doors by the Company and its licensing partners.

     RALPH/RALPH LAUREN. The RALPH/Ralph Lauren brand was established in 1994 and presents a distinct and more casual fashion identity for the bridge market, while retaining a strong association with the Ralph Lauren Collection designer image. The line is sold through approximately 145 doors in the United States and Canada. In fall 1999, this line will be renamed and the RALPH/Ralph Lauren brand will be relaunched and used in connection with a newly licensed young women's (ages 16-24) line.

     RALPH LAUREN POLO SPORT. Similar to its menswear counterpart, the Ralph Lauren Polo Sport line for women includes activewear for a variety of sports, as well as weekend sportswear. The Ralph Lauren Polo Sport line is currently carried by approximately 500 doors in the United States, including approximately 185 shop-within-shops, and sells at a wide range of bridge prices.

HOME COLLECTION

     With the introduction of the Ralph Lauren Home Collection in 1983, Polo became one of the first major apparel designers to extend its design principles and brands to a complete line of home furnishings. Today, in conjunction with its licensing partners, Polo offers an extensive collection of home products which both draw upon, and add to, the design themes of the Company's other product lines, contributing to Polo's complete lifestyle concept. Products are sold under the Ralph Lauren Home Collection brands in three primary categories: bedding and bath, interior decor, and tabletop and gift.

     In addition to developing the Home Collection, Polo acts as sales and marketing agent for its domestic Home Collection licensing partners. Together with its eight domestic home product licensing partners, representatives of the Company's design, merchandising, production and sales staffs collaborate to conceive, develop and merchandise the various products as a complete home furnishing collection. Polo's personnel market and sell the products to domestic customers and certain international accounts. Polo's licensing partners, many of which are leaders in their particular product category, manufacture, own the inventory and ship the products. As compared to its other licensing alliances, Polo performs a broader range of services for its Home Collection licensing partners, which, in addition to sales and marketing, include operating showrooms and incurring advertising expenses. Consequently, Polo receives a higher royalty rate from its Home Collection licensing partners, which rates typically range from 15% to 25%. Home Collection licensing alliances generally have three to five-year terms and often grant the licensee conditional renewal options.

     Home Collection products are positioned at the upper tiers of their respective markets and are offered at a range of price levels.

     The Company's home furnishings products generally are distributed through department stores, specialty furniture stores, interior design showrooms, customer catalogs and home centers. As with its other products, the use of shop-within-shops is central to the Company's distribution strategy. Certain licensing partners, including those selling furniture, wall coverings, blankets, bed pillows, tabletop, flatware, home fragrance and paint, also sell their products directly through their own staffs to reach additional customer markets.

     The home furnishings products offered by the Company and its domestic licensing partners are listed below.

   CATEGORY                                  Product                                  Licensing Partner
Bedding and Bath             Towels, sheets, pillowcases and matching               WestPoint Stevens, Inc.
                             bedding accessories
                             Blankets, bed pillows, comforters and Pillowtex
                             Corporation other decorative bedding accessories,
                             excluding those matched to sheets, and bath rugs

Interior Decor               Upholstered furniture and case goods                   Henredon Furniture
                                                                                    Industries, Inc.

                             Interior and exterior paints, stains and               The Sherwin-Williams
                             special finishes                                       Company

                             Fabric and wallpaper                                   P. Kaufmann, Inc.

Table and Giftware           Sterling, silverplate and stainless                    Reed and Barton
                             steel flatware and picture frames                      Corporation

                             Crystal and glass tableware and                        RJS Scientific, Inc.
                             giftware, ceramic dinnerware and
                             giftware, home fragrances (potpourri,
                             scented candles, etc.) and Polo bears

                             Placemats, tablecloths, napkins                        Designers Collection, Inc.

     The Company's three most significant Home Collection licensing partners based on aggregate licensing revenue paid to the Company are WestPoint Stevens, Inc., Pillowtex Corporation and Henredon Furniture Industries, Inc. WestPoint Stevens, Inc. accounted for approximately 45% of Home Collection licensing revenue in fiscal 1998.

DOMESTIC WHOLESALE AND HOME COLLECTION CUSTOMERS AND SERVICE

     GENERAL. Consistent with the appeal and distinctive image of its products and brands, the Company sells its menswear, womenswear and home furnishings products primarily to leading upscale department stores, specialty stores, golf and pro shops and Polo stores located throughout the United States which have the reputation and merchandising expertise required for the effective presentation of Polo products.

     The Company's wholesale and home furnishings products are distributed through the primary distribution channels listed in the table below. In addition, the Company also sells excess and out-of-season products through secondary distribution channels.


                                                      Approximate Number of
                                                   Doors as of March 28, 1998
                                            Menswear    Womenswear    Home Collection
Department Stores .................          1,300         390            1,375
Specialty Stores ..................            285          90               50
Polo Stores .......................             40          50               40
Golf & Pro Shops ..................          1,600         710               --

     Department stores represent the largest customer group of each wholesale division and of Home Collection. Major department store customers include Federated Department Stores, Inc., Dillard Department Stores, Inc. and The May Department Stores Company. During fiscal 1998, Federated Department Stores, Inc., Dillard Department Stores, Inc. and

The May Department Stores Company accounted for 19.1%, 16.4% and 15.8%, respectively, of the Company's wholesale net sales.

     Menswear, womenswear and Home Collection wholesale products are primarily sold through their respective sales forces aggregating approximately 125 salespersons employed by Polo. The Menswear division maintains its primary showroom at Polo's New York City executive headquarters. Regional showrooms for menswear are located in Atlanta, Chicago, Dallas and Los Angeles. An independent sales representative promotes sales to U.S. military exchanges. The Womenswear and Home Collection divisions maintain their primary showrooms in New York City. Regional sales representatives for the Home Collection are located in the Company's showrooms in Atlanta, Chicago, Dallas and Los Angeles. The Company also operates a separate tabletop showroom in New York City.

     SHOP-WITHIN-SHOPS. As a critical element of its distribution to department stores, the Company and its licensing partners utilize shop-within-shops to enhance brand recognition, permit more complete merchandising of the Company's lines and differentiate the presentation of products. The Company intends to add approximately 230 shop-within-shops and refurbish approximately 270 shop-within-shops in fiscal 1999. At March 28, 1998, department store customers in the United States had installed over 1,900 shop-within-shops dedicated to the Company's products and over 1,000 shops-within-shops dedicated to Polo's licensed products. The size of Polo shop-within-shops (excluding significantly larger shop-within-shops in key department store locations) typically ranges from approximately 1,000 to 1,500 square feet for menswear, from approximately 800 to 1,200 square feet for womenswear, and from approximately 800 to 1,200 square feet for home furnishings. The Company estimates that, in total, approximately 2.0 million square feet of department store space in the United States is dedicated to Polo shop-within-shops. In addition to shop-within-shops, the Company utilizes exclusively fixtured areas in department stores.

     BASIC STOCK REPLENISHMENT PROGRAM. The menswear and womenswear programs allow products such as knit shirts, chino pants, oxford cloth shirts and navy blazers to be ordered at any time through basic stock replenishment programs. For customers who reorder basic products, Polo generally ships these products within one to five days of order receipt. These products accounted for approximately 21% of menswear and womenswear wholesale net sales in fiscal 1998. The Company has also implemented a seasonal quick response program to allow replenishment of products which can be ordered for only a portion of each year. Certain Home Collection licensing partners also offer a basic stock replenishment program which includes towels, bedding and tabletop products. Basic stock products accounted for approximately 75% of net sales of Home Collection licensing partners in fiscal 1998.

DIRECT RETAILING

     The Company operates three types of retail stores dedicated to the sale of Polo products. Located in prime retail areas, the Company's 29 Polo stores operate under the Polo Ralph Lauren, Polo Sport and Polo Jeans Co. names. The Company's 72 outlet stores are generally located in outlet malls and operate under the Polo Ralph Lauren Factory Store name.

     In addition to its own retail operations, the Company has granted licenses to independent parties to operate 14 stores in the United States and 76 stores internationally. The Company receives the proceeds from the sale of its menswear and womenswear products, which are included in wholesale net sales, to these stores and also receives royalties, which are included in licensing revenue, from its licensing partners who sell to these stores. The Company generally does not receive any other compensation from these licensed store operators. See "-- Licensing Alliances."

POLO STORES

     In addition to generating sales of Polo Ralph Lauren products, Polo stores set, reinforce and capitalize on the image of Polo's brands. The Company's two flagship stores located on Madison Avenue in New York City showcase Polo products and demonstrate Polo's most refined merchandising techniques. In addition to its New York flagship stores, Polo operates 27 other Polo stores. Ranging in size from approximately 2,000 to over 15,000 square feet, the non-flagship stores are situated in upscale regional malls and major high street locations generally in the largest urban markets in the United States. Polo has also operated a Polo store on New Bond Street in London since 1983. In aggregate, the Company operates 25 Polo Ralph Lauren stores, two Polo Sport stores, one Polo Jeans Co. store and one Polo Country store (offering primarily leisure and weekend apparel). Stores are generally leased for initial periods ranging from five to fifteen years with renewal options.

     The Company plans to continue to invest in Polo stores. In fiscal 1998, Polo Ralph Lauren stores were opened in Las Vegas, Nevada and Oakbrook, Illinois and a Polo Jeans Co. store was opened in Garden State Plaza, New Jersey. Among other locations, new stores are planned for Palm Beach, Florida, Point Orlando, Florida and Burlingame, California, and new flagship stores are planned for Chicago and London. In fiscal 1998, Polo renovated or relocated its stores in Phoenix, Arizona, Manhasset, New York and Short Hills, New Jersey. Polo plans to convert its Polo Ralph Lauren store in Santa Clara, California to a Polo Jeans Co. store in fiscal 1999.

     Effective March 31, 1997, the Company entered into a joint venture agreement with a nonaffiliated partner to acquire real property in New York City. The Company and its partner are discussing possible concepts for such location. Concurrent with the signing of the agreement, the Company made an initial contribution for its 50% interest in the joint venture in the amount of $5.0 million. On December 16, 1997, the Company entered into another joint venture agreement with this nonaffiliated partner. The entity formed through this joint venture entered into a long-term lease of a building located in the Soho District of New York City.

OUTLET STORES

     Polo extends its reach to additional consumer groups through its 72 Polo Ralph Lauren Factory Stores. Outlet stores offer selections of the Company's menswear, womenswear, children's apparel, accessories, home furnishings and fragrances. Ranging in size from 5,000 to 13,000 square feet, with an average of approximately 8,000 square feet, the stores are generally located in major outlet centers in 30 states and Puerto Rico.

     Outlet stores purchase products from Polo, its licensing partners and its suppliers and from Polo stores in the United States. Outlet stores purchase products from Polo generally at cost and from Polo's domestic product licensing partners and Polo stores at negotiated prices. Outlet stores also source basic products and styles directly from the Company's suppliers. In fiscal 1998, the outlet stores purchased approximately 29%, 38% and 33% of products from the Company, licensing partners and other suppliers, respectively.

     The Company plans to add ten to twenty new outlet stores (net of anticipated store closings) over the next three years. In addition, in fiscal 1999, the Company plans to add approximately 20 factory outlet concept stores which will carry only certain Polo brands and products and will be smaller than typical outlet stores.

LICENSING ALLIANCES

     Through licensing alliances, Polo combines its consumer insight and design, marketing and imaging skills with the specific product or geographic competencies of its licensing partners to create and build new businesses. The Company's licensing partners, who are often leaders in their respective markets, generally contribute the majority of product development costs, provide the operational infrastructure required to support the business and own the inventory.

     Product and international licensing partners are granted the right to manufacture and sell at wholesale specified products under one or more of Polo's trademarks. International licensing partners produce and source products independently and in conjunction with the Company and its product licensing partners. As compensation for the Company's contributions under these agreements, each licensing partner pays royalties to the Company based upon its sales of Polo Ralph Lauren products, subject generally, to payment of a minimum royalty. With the exception of Home Collection licenses, these payments generally range from five to eight percent of the licensing partners's sales of the licensed products. See "-- Home Collection" for a description of royalty arrangements for Home Collection products. In addition, licensing partners are required to allocate between two and four percent of their sales to advertise Polo products. Larger allocations are required in connection with launches of new products or in new territories.

     Polo works in close collaboration with its licensing partners to ensure that products are developed, marketed and distributed to address the intended market opportunity and present consistently to consumers worldwide the distinctive perspective and lifestyle associated with the Company's brands. Virtually all aspects of the design, production quality, packaging, merchandising, distribution, advertising and promotion of Polo products are subject to the Company's prior approval and ongoing oversight. The result is a consistent identity for Polo products across product categories and international markets.

     Polo has 20 product and 11 international licensing partners. A substantial portion of the Company's net income is derived from licensing revenue received from its licensing partners. The Company's three largest licensing partners by licensing revenue, WestPoint Stevens, Inc., Seibu Department Stores, Ltd. and Jones Apparel Group, Inc. accounted for 12.5%, 11.5% and 11.4%, respectively, of licensing revenue in fiscal 1998.

PRODUCT LICENSING ALLIANCES

     Polo has agreements with 20 product licensing partners relating to men's and women's sportswear, men's tailored clothing, children's apparel, personalwear, accessories and fragrances. The products offered by the Company's product licensing partners as of March 28, 1998 are listed below.

LICENSING PARTNER                       LICENSED PRODUCT CATEGORY
Warnaco, Inc.                           Men's Chaps Sportswear

Sun Apparel, Inc.                    Men's & Women's Polo Jeans Co. Casual
                                       Apparel & Sportswear
Jones Apparel Group, Inc.            Women's Lauren Better Sportswear
Chester Barrie, Ltd.                 Men's Purple Label Tailored Clothing
Pietrafesa Co.                       Men's Polo Tailored Clothing
Peerless Inc.                        Men's Chaps Tailored Clothing
Oxford Industries, Inc.              Children's (boys) Apparel
S. Schwab Company, Inc.              Infants, Toddlers & Girls
Sara Lee Corporation                 Men's & Women's Personal Wear Apparel
The Rockport Company                 Men's & Women's Dress,
                                       Casual and Performance Athletic Footwear
Wathne, Inc.                         Handbags & Luggage
Hot Sox, Inc.                        Men's, Women's & Children's Hosiery
New Campaign, Inc.                   Belts & other Small Leather Goods
Echo Scarves, Inc.                   Scarves for Men & Women
Carolee, Inc.                        Jewelry
Swany, Inc.                          Men's, Women's & Children's Gloves
L'Oreal S.A./Cosmair, Inc.           Men's & Women's Fragrances and skin
                                       care products
Authentic Fitness Products, Inc.     Women's & Girls' Swimwear
Burton Golf, Inc.                    Golf bags
Safilo USA, Inc.                     Eyewear


INTERNATIONAL LICENSING ALLIANCES

     The Company believes that international markets offer additional opportunities for Polo's quintessential American designs and lifestyle image and is committed to the global development of its businesses. International expansion opportunities may include the roll out of new products and brands following their launch in the U.S., the introduction of additional product lines, the entrance into new international markets and the addition of Polo stores in these markets. For example, following the successful launch of Polo Jeans Co. in the U.S. in Fall 1996, the Company launched the line in Canada, the U.K., Germany, Spain, Japan, Israel, Hong Kong, Singapore and Taiwan. Polo works with its 11 international licensing partners to facilitate this international expansion. International licensing partners also operate 76 Polo stores.

     In fiscal 1998, the Company added nine new Polo stores in international markets including a Polo Sport store, a Polo Jeans Co. store and a Polo Ralph Lauren store in Tel Aviv, a Polo Sport store in Kuwait City, a Polo Ralph Lauren store in Dubai, two Polo Jeans Co. stores in Singapore and one Polo Jeans Co. store in each of Hong Kong and Taiwan. The Company is also pursuing plans for expansion into Mexico.

     International licensing partners acquire the right to source, produce, market and/or sell some or all Polo products in a given geographical area. Economic arrangements are similar to those of domestic product licensing partners. Licensed products are designed by the Company, either alone or in collaboration with its domestic licensing partners. Domestic licensees generally provide international licensing partners with patterns, piece goods, manufacturing locations and other information and assistance necessary to achieve product uniformity, for which they are, in many cases, compensated.

     The most significant international licensing partners by royalties in fiscal 1998 were Seibu Department Stores, Ltd., which oversees distribution of virtually all of the Company's products in Japan, L'Oreal S.A., which distributes fragrances and toiletries outside of the United States and Poloco, S.A., which distributes men's and boys' Polo apparel, men's and women's Polo Jeans Co. apparel and certain accessories in Europe. The Company's ability to maintain and increase royalties under foreign licenses is dependent upon certain factors not within the Company's control, including fluctuating currency rates, currency controls, withholding requirements levied on royalty payments, governmental restrictions on royalty rates, political instability and local market conditions.

DESIGN

     The Company's products reflect a timeless and innovative American style associated with and defined by Polo and Ralph Lauren. The Company's consistent emphasis on innovative and distinctive design has been an important contributor to the prominence, strength and reputation of the Polo Ralph Lauren brands. For some 30 years, the Company's designers have influenced, anticipated and responded to evolving consumer tastes within the context of Polo's defining aesthetic principles. Mr. Lauren, supported by Polo's design staff, has won numerous awards for Polo's designs including the prestigious 1996 Menswear Designer of the Year award and 1995 Womenswear Designer of the Year award, both of which were awarded by the CFDA. In addition, Mr. Lauren was honored with the CFDA Lifetime Achievement Award in 1991 and the CFDA Award for Humanitarian Leadership in 1998, and is the only person to have won all four of these awards.

     Design teams are formed around the Company's brands and product categories to develop concepts, themes and products for each of Polo's businesses. These teams work in close collaboration with merchandising, sales and production staff and licensing partners in order to gain market and other input.

     All Polo Ralph Lauren products are designed by or under the direction of Mr. Ralph Lauren and the Company's design staff of approximately 210, which is divided into three departments: Menswear, Womenswear and Home Collection.

     The Company operates a research, development and testing facility in Greensboro, North Carolina, testing labs in New Jersey and Singapore and pattern rooms in New York and New Jersey.

MARKETING

     Polo's marketing program communicates the themes and images of the Polo Ralph Lauren brands and is an integral feature of its product offering. Worldwide marketing is managed on a centralized basis through the Company's advertising and public relations departments in order to ensure consistency of presentation.

     The Company creates the distinctive image advertising for all Polo Ralph Lauren products, conveying the particular message of each brand within the context of Polo's core themes. Advertisements generally portray a lifestyle rather than a specific item and often include a variety of Polo products offered by both the Company and its licensing partners. Polo's primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines including Elle, Esquire, GQ, The New York Times Magazine, Town and Country, Vanity Fair and Vogue. Major print advertising campaigns are conducted during the Fall and Spring retail seasons with additions throughout the year to coincide with product deliveries. In addition to print, certain product categories utilize television and outdoor media in their marketing programs.

     The Company's licensing partners contribute a percentage (usually between two and four percent) of their sales of Polo products for advertising. The Company directly coordinates advertising placement for domestic product licensing partners. During fiscal 1998, Polo and its licensing partners collectively spent more than $154 million worldwide to advertise and promote Polo products.

     Polo conducts a variety of public relations activities. Each of the Spring and Fall womenswear collections is introduced at major fashion shows in New York which generate extensive domestic and international media coverage. In recognition of the increasing role menswear plays in the fashion industry, each of the Spring and Fall menswear collections is introduced at fashion presentations organized for the fashion press. In addition, Polo sponsors professional golfers, organizes in-store appearances by its models and sponsors sports teams.

SOURCING, PRODUCTION AND QUALITY

     The Company's apparel products are produced for the Company by approximately 180 different manufacturers worldwide. The Company contracts for the manufacture of its products and does not own or operate any production facilities. During fiscal 1998, approximately 42% (by dollar volume) of men's and women's products were produced in the United States and its territories and approximately 58% (by dollar volume) of such products were produced in Hong Kong, Malaysia and other foreign countries. Two manufacturers engaged by the Company accounted for approximately 10% and 8%, respectively, of the Company's total production during fiscal 1998. The primary production facilities of these two manufacturers are located in Hong Kong and Saipan, in the case of the manufacturer that accounted for approximately 10% of the Company's total production during fiscal 1998 and in Malaysia, Sri Lanka, Hong Kong and Mauritius, in the case of the manufacturer that accounted for approximately 8% of the Company's total production during fiscal 1998. No other manufacturer accounted for more than five percent of the Company's total production in fiscal 1998.

     Production is divided broadly into purchases of finished products, where the supplier is responsible for the purchasing and carrying of raw materials, and cut, make and trim ("CMT") purchasing, where the Company is responsible for the purchasing and movement of raw materials to finished product assemblers located throughout the world. CMT arrangements typically allow the Company more latitude to incorporate unique detailing elements and to develop specialty items. The Company uses a variety of raw materials, principally consisting of woven and knitted fabrics and yarns.

     The Company must commit to manufacture the majority of its garments before it receives customer orders. In addition, the Company must commit to purchase fabric from mills well in advance of its sales. If the Company overestimates the demand for a particular product which it cannot sell to its primary customers, it may use the excess for distribution in its outlet stores or sell the product through secondary distribution channels. If the Company overestimates the need for a particular fabric or yarn, that fabric or yarn can be used in garments made for subsequent seasons or made into past season's styles for distribution in its outlet stores.

     The Company has been working closely with suppliers in recent years to reduce lead times to maximize fulfillment (i.e., shipment) of orders and to permit re-orders of successful programs. In particular, the Company has increased the number of deliveries within certain brands each season so that merchandise is kept fresh at the retail level.

     Suppliers operate under the close supervision of Polo's product management department in the United States, and in the Far East under that of a wholly owned subsidiary which performs buying agent functions for the Company and third parties. All garments are produced according to Polo's specifications. Production and quality control staff in the United States and in the Far East monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product to Polo. While final quality control is performed at Polo's distribution centers, procedures have been implemented under Polo's vendor certification program, so that quality assurance is focused as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

     The Company retains independent buying agents in Europe and South America to assist the Company in selecting and overseeing independent third-party manufacturers, sourcing fabric and other products and materials, monitoring quota and other trade regulations, as well as performing some quality control functions.

COMPETITION

     Competition is strong in the segments of the fashion and consumer product industries in which the Company operates. The Company competes with numerous designers and manufacturers of apparel and accessories, fragrances and home furnishing products, domestic and foreign, some of which may be significantly larger and have substantially greater resources than the Company. The Company competes primarily on the basis of fashion, quality, and service. The Company's business depends on its ability to shape, stimulate and respond to changing consumer tastes and demands by producing innovative, attractive, and exciting products, brands and marketing, as well as on its ability to remain competitive in the areas of quality and price.

DISTRIBUTION

     To facilitate distribution, men's products are shipped from manufacturers to the Company's distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. The Company's distribution/customer service facility is designed to allow for high density cube storage and utilizes bar code technology to provide inventory management and carton controls. Product traffic management is coordinated from this facility in conjunction with the Company's product management and buying agent staffs. During fiscal 1998, womenswear distribution was provided by a "pick and pack" facility in

New Jersey under a warehousing distribution agreement with an unaffiliated third party. Pursuant to a warehousing distribution agreement entered into by the Company and another unaffiliated third party on December 1, 1997, the Company plans to move its Womenswear warehousing distribution facility to Secaucus, New Jersey commencing on approximately April 1, 1998. This agreement provides that the warehouse distributor will perform storage, quality control and shipping services for the Company. In return, the Company must pay the warehouse distributor a per unit rate and special processing charges for services such as ticketing, bagging and steaming. The initial term of this agreement is through December 1, 2000 and is thereafter renewable annually. Outlet store distribution and warehousing is principally handled through the Greensboro distribution center as well as a satellite center also located in North Carolina. Polo store distribution is provided by a facility in Columbus, Ohio and a facility in New Jersey which services the Company's stores in New York City and East Hampton, New York. The Company's licensing partners are responsible for the distribution of licensed products, including Home Collection products. The Company is currently evaluating warehousing and distribution facilities for its retail stores.

MANAGEMENT INFORMATION SYSTEM

     The Company's management information system is designed to provide, among other things, comprehensive order processing, production, accounting and management information for the marketing, manufacturing, importing and distribution functions of the Company's business. The Company has installed sophisticated point-of-sale registers in its Polo stores and outlet stores that enable it to track inventory from store receipt to final sale on a real-time basis. The Company believes its merchandising and financial system, coupled with its point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices.

     In addition, the Company utilizes an electronic data interchange ("EDI") system to facilitate the processing of replenishment and fashion orders from its wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. The Company has EDI relationships with customers who represent a significant majority of its wholesale business and is working to expand its EDI capabilities to include most of its suppliers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of the Year 2000 Issue."

CREDIT CONTROL

     The Company manages its own credit and collection functions. The Company sells its merchandise primarily to major department stores across the United States and extends credit based on an evaluation of the customer's financial condition, usually without requiring collateral. The Company monitors credit levels and the financial condition of its customers on a continuing basis to minimize credit risk. The Company does not factor its accounts receivables or maintain credit insurance to manage the risks of bad debts. The Company's bad debt write-offs were less than 1% of net revenues for fiscal 1998.

BACKLOG

     The Company generally receives wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. At March 28, 1998, Summer and Fall backlog, presented on a pro forma basis to reflect the PRC Acquisition, was $340.1 million and $41.3 million, as compared to $304.4 million and $28.0 million at March 29, 1997 for men's and women's apparel, respectively. The Company's backlog depends upon a number of factors, including the timing of the market weeks for its particular lines, during which a significant percentage of the Company's orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

TRADEMARKS

     The Company is the owner of the "Polo," "Ralph Lauren" and the famous polo player astride a horse trademarks in the United States. Additional trademarks owned by the Company include, among others, "Chaps," "Polo Sport," "Lauren/Ralph Lauren," "RALPH" and "RRL"and certain trademarks pertaining to fragrances and cosmetics. In connection with the adoption of the "RRL" trademarks by the Company, pursuant to an agreement with the Company, Mr. Lauren retained the royalty-free right to use as trademarks "Ralph Lauren," "Double RL" and "RRL" in perpetuity in connection with, among other things, beef and living animals. The trademarks "Double RL" and "RRL" are currently used by the Double RL Company, an entity wholly owned by Mr. Lauren. In addition, Mr. Lauren engages in personal projects involving non-Company related film or theatrical productions through RRL Productions, Inc., a Company wholly owned by Mr. Lauren.

     The Company's trademarks are the subject of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings and beauty products, as well as in connection with retail services, and the Company continues to expand its worldwide usage and registration of related trademarks. The Company regards the license to use the trademarks and its other proprietary rights in and to the trademarks as valuable assets in the marketing of its products and, on a worldwide basis, vigorously seeks to protect them against infringement. As a result of the appeal of its trademarks, Polo's products have been the object of counterfeiting. The Company has a broad enforcement program which has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad.

     In markets outside of the United States, the Company's rights to some or all of its trademarks may not be clearly established. In the course of its international expansion, the Company has experienced conflicts with various third parties which have acquired ownership rights in certain trademarks which include "Polo" and/or a representation of a polo player astride a horse which would have impeded the Company's use and registration of its principal trademarks. While such conflicts are common and may arise again from time to time as the Company continues its international expansion, the Company has in the past successfully resolved such conflicts through both legal action and negotiated settlements with third-party owners of such conflicting marks.

     Two agreements by which the Company resolved conflicts with third-party owners of other trademarks impose current restrictions or monetary obligations on the Company. In one, the Company reached an agreement with a third party which owned competing registrations in numerous European and South American countries for the trademark "Polo" and a symbol of a polo player astride a horse. By virtue of the agreement, Polo has acquired that third party's portfolio of trademark registrations, in consideration of the payment (capped as set forth below) of 30% of the Company's European and Mexican royalties and 50% of its South American royalties (solely in respect of the Company's use of trademarks which include "Polo" and the polo player symbol, and not, for example, "Ralph Lauren" alone, "Lauren/Ralph Lauren," "RRL," etc.). Remittances to this third party are not reflected in licensing revenue in the Company's financial statements and will cease no later than 2008, or sooner, when the remittances with respect to Europe and Mexico to this third party aggregate $15.0 million. As of March 28, 1998, the Company has paid approximately $8.9 million to this third party. The Company's obligation to share royalties with respect to Central and South America and parts of the Caribbean expires in 2013, but the Company also has the right to terminate this obligation at any time by paying $3.0 million. The second agreement was reached with a third party which owned conflicting registrations of the trademarks "Polo" and a polo player astride a horse in the U.K., Hong Kong, and South Africa. Pursuant to the agreement, the third party retains the right to use its "Polo" and polo player symbol marks in South Africa and certain other African countries, and the Company agreed to restrict use of those Polo marks in those countries to fragrances and cosmetics (as to which the Company's use is unlimited) and to the use of the Ralph (polo player symbol) Lauren mark on women's and girls' apparel and accessories. By agreeing to those restrictions, the Company secured the unlimited right to use its trademarks (without payment of any kind) in the United Kingdom and Hong Kong, and the third party is prohibited from distributing products under those trademarks in those countries.

GOVERNMENT REGULATION

     The Company's import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements, which have been negotiated bilaterally either under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Agreement, or other applicable statutes, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. These agreements also allow the signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not currently subject to specific limits. The Company's imported products are also subject to United States customs duties which comprise a material portion of the cost of the merchandise.

     Apparel products are subject to regulation by the Federal Trade Commission in the United States. Regulations relate principally to the labeling of the Company's products. The Company believes that it is in substantial compliance with such regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either estimated in the current year or expected in the near future. The Company's licensed products and licensing partners are, in addition, subject to additional regulation. The Company's agreements require its licensing partners to operate in compliance with all laws and regulations, and the Company is not aware of any violations which could reasonably be expected to have a material adverse effect on the Company's business.

     Although the Company has not in the past suffered any material inhibition from doing business in desirable markets, there can be no assurance that significant impediments will not arise in the future as it expands product offerings and additional trademarks to new markets.

EMPLOYEES

    As of March 28, 1998, the Company had approximately 5,800 employees, including 5,500 in the United States and 300 in foreign countries. Of the total, approximately 60 employees hold executive and administrative positions, 210 are engaged in design, 130 are engaged in advertising, public relations and creative services, 180 are engaged in production, 240 are engaged in wholesale sales and merchandising, 3,200 are engaged in retail sales, 700 are engaged in distribution and the remaining employees are engaged in other aspects of the business. Approximately 1,000 of the Company's total employees were hired in connection with the PRC Acquisition. Approximately 30 of the Company's United States production and distribution employees in the womenswear business are members of the Union of Needletrades, Industrial & Textile Employees under an industry association collective bargaining agreement which the Company's womenswear subsidiary has adopted. This contract was renegotiated in fiscal 1998 and extended to May 31, 2000. The Company considers its relations with both its union and non-union employees to be good.

ITEM 2.  PROPERTIES

    The Company does not own any real property except an undeveloped parcel of land adjacent to its leased Greensboro, North Carolina distribution facility and a 50% joint venture interest in a 44,000 square foot building located in the Soho district of New York City. Certain information concerning the Company's principal facilities in excess of 100,000 rentable square feet and of its existing flagship stores of 20,000 rentable square feet or more, all of which are leased, is set forth below:

                                                            Approximate       Current Lease
             LOCATION                    Use                  Sq. Ft.       Term Expiration
             --------                    ---                  -------       ---------------
        Greensboro, N.C.             Distribution              357,000       January 31, 2006

        650 Madison Avenue, NYC      Executive,                              December 31, 2009
                                     corporate                 206,000
                                     and design
                                     offices,
                                     men's showrooms

        Lyndhurst, N.J.              Corporate and             162,000       February 28, 2008
                                     retail
                                     administrative
                                     offices

        Winston-Salem, N.C.          Distribution              115,000       June 30, 1999

        867 Madison Avenue, NYC      Direct Retail              27,000       December 31, 2004

    During fiscal 1998, the Company leased additional space at its two corporate headquarters (at 650 Madison Avenue, New York City and Lyndhurst, New Jersey) and extended the terms of such leases for an additional five-year period in each case.

    The leases for the Company's non-retail facilities (approximately 22 in all) provide for aggregate annual rentals of $18.6 million in fiscal 1998. The Company anticipates that it will be able to extend those leases which expire in the near future on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

    As of March 28, 1998, the Company operated 29 Polo stores and 72 outlet stores in leased premises. Aggregate annual rent paid for retail space by the Company in fiscal 1998 totaled $29.7 million. Except for approximately two outlet stores for which the Company will not seek renewal upon lease expiration, the Company anticipates that it will be able to extend those leases which expire in the near future on satisfactory terms or to relocate to more desirable locations.

    The Company is currently re-evaluating its warehousing and distribution needs for its retail operations. The Company believes that its existing facilities are well maintained and in good operating condition, and plans to expand its warehousing and distribution capacity over the next two fiscal years.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is a defendant in a purported national class action lawsuit filed in the Delaware Supreme Court in July 1997. The plaintiff has brought the action allegedly on behalf of a class of persons who purchased products at the Company's outlet stores throughout the United States at any time since July 15, 1991. The complaint alleges that advertising and marketing practices used by the Company in connection with the sales of its products at its outlet stores violate guidelines established by the Federal Trade Commission and the consumer protection statutes of Delaware and other states with statutes similar to Delaware's Consumer Fraud Act and Delaware's Consumer Contracts Act. The lawsuit seeks, on behalf of the class, compensatory and punitive damages as well as attorneys' fees. The Company intends to vigorously defend this lawsuit and believes that it has substantial and meritorious defenses.

    The Company is involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to its business. See "Item 1. Business -- Trademarks." In the opinion of the Company's management, the resolution of any matter currently pending will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the quarter ended March 28, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol "RL." The following table sets forth the high and low sales prices for each quarterly period from June 11, 1997 (i.e., the day the Class A Common Stock was priced in the initial public offering) through March 27, 1998 as reported on the New York Stock Exchange Composite Tape. The Company did not declare any cash dividends during fiscal 1998 on its Common Stock other than dividends declared to holders of Class B Common Stock and Class C Common Stock in connection with the Company's Reorganization (as defined) on June 9, 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


                                                       Market Price of Class
                                                                 A
                                                            Common Stock
                                                     --------------------------
                                                      HIGH                 LOW
                                                      ----                 ---
         First Quarter (since June 11, 1997)         $32.375            $26
         Second Quarter .................             28.0625            23.0625
         Third Quarter...................             28.75              22.3125
         Fourth Quarter..................             30.8125            21.9375

    The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the continued growth and expansion of its business and has no current intention to pay cash dividends on its Common Stock.

    As of June 18, 1998, there were approximately 34,083,302 record holders of Class A Common Stock, 43,280,021 record holders of Class B Common Stock and 22,720,979 record holders of Class C Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended March 28, 1998 have been derived from the Company's audited Consolidated Financial Statements. The following table also includes unaudited pro forma statements of income for fiscal 1998 and fiscal 1997 which give effect to the Reorganization, the initial public offering and the PRC Acquisition as if they had occurred on March 31, 1996. The financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

                                                           FISCAL YEAR ENDED
                               MARCH 28,        MARCH 29,        MARCH 30,       APRIL 1,       APRIL 2,
                                 1998             1997             1996           1995           1994
                              ----------       ----------       ----------       --------       --------
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Statements of Income:
Net sales                     $1,303,816       $1,043,330       $  909,720       $746,595       $726,568
Licensing revenue                167,119          137,113          110,153        100,040         84,174
                              ----------       ----------       ----------       --------       --------
Net revenues                   1,470,935        1,180,443        1,019,873        846,635        810,742
Cost of goods sold               755,654          648,597          583,546        474,999        466,525
                              ----------       ----------       ----------       --------       --------
Gross profit                     715,281          531,846          436,327        371,636        344,217
Selling, general and
administrative expenses          515,526          374,483          309,207        261,506        262,825
                              ----------       ----------       ----------       --------       --------
Income from operations           199,755          157,363          127,120        110,130         81,392
Interest expense                     159           13,660           16,287         16,450         15,880
Equity in net loss of
joint venture                         --            3,599            1,101            262          2,837
                              ----------       ----------       ----------       --------       --------
Income before income
taxes                            199,596          140,104          109,732         93,418         62,675
Provision for income taxes        52,025           22,804           10,925         13,244          8,778
                              ----------       ----------       ----------       --------       --------
Net income                    $  147,571       $  117,300       $   98,807       $ 80,174       $ 53,897
                              ==========       ==========       ==========       ========       ========


Pro Forma Statements of
Income (Unaudited) (1):

Net sales                        $  1,303,816       $  1,131,686
Licensing revenue                     167,119            137,113
                                 ------------       ------------
Net revenues                        1,470,935          1,268,799
Cost of goods sold                    755,654            687,003
                                 ------------       ------------
Gross profit                          715,281            581,796
Selling, general and
administrative expenses               515,526            429,163
                                 ------------       ------------
Income from operations                199,755            152,633
Interest income                         3,003              1,629
                                 ------------       ------------
Income before income taxes            202,758            154,262
Provisions for income taxes            82,631             64,790
                                 ------------       ------------
Net income                       $    120,127       $     89,472
                                 ============       ============
Pro forma net income per
share - Basic and Diluted        $       1.20       $       0.89
                                 ============       ============
Pro forma common and
diluted shares outstanding        100,222,444        100,222,444
                                 ============       ============

                                                 March 28,      March 29,       March 30,       April 1,     APRIL 2,
                                                   1998           1997           1996           1995           1994
                                                 --------       --------       --------       --------       --------
                                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ..........................       $354,206       $209,038       $262,844       $221,050       $ 84,663

Inventories ..............................        298,485        222,147        269,113        271,220        209,540
Total assets .............................        825,130        588,758        563,673        487,547        456,076
Total debt ...............................            337        140,900        199,645        186,361        230,034
Stockholders' equity and partners' capital        584,326        260,685        237,653        188,579        118,037

(1) The pro forma statements of income present the effects on the historical financial statements of certain transactions as if they had occurred at the beginning of the period. These statements reflect adjustments for: (i) income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes calculated using a pro forma effective tax rate of approximately 40.8% and 42.0% for the year ended March 28, 1998 and March 29, 1997, respectively; (ii) the reduction of interest expense resulting from the application of the net proceeds from the initial public offering to outstanding indebtedness; and (iii) the PRC Acquisition, including the consolidation of PRC's operations, the amortization of goodwill over 25 years associated with the acquisition and the elimination of the Company's equity in the net loss of PRC for the year ended March 29, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto which are included herein. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest March 31. Accordingly, fiscal years 1998, 1997, 1996, 1995 and 1994 ended on March 28, 1998, March 29, 1997, March 30, 1996, April 1, 1995 and
April 2, 1994, respectively.

    Certain statements in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers and risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; uncertainties relating to the Company's ability to implement its growth strategy; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing; and, the possible adverse impact of changes in import restrictions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

    The Company began operations in 1968 as a designer and marketer of premium quality men's clothing and sportswear. Since inception, the Company, through internal operations and in conjunction with its licensing partners, has grown through increased sales of existing product lines, the introduction of new brands and products, expansion into international markets and development of its retail operations. Over the last five years, net revenues have increased to nearly $1.5 billion in fiscal 1998 from $810.7 million in fiscal 1994, while income from operations has grown to $199.8 million in fiscal 1998 from $81.4 million in fiscal 1994. The Company's net revenues are generated from its three integrated operations: wholesale, direct retail and licensing alliances. Licensing revenue includes royalties received from Home Collection licensing partners.

                                                                                                                 PRO FORMA
                                                                   FISCAL YEAR                                   FISCAL 1997
                                                                                                                     (3)
                                    1998              1997             1996           1995          1994         (UNAUDITED)
                                 ----------       ----------       ----------       --------       --------       ----------
                                                                 (IN THOUSANDS)
Wholesale net sales (1)(2)       $  733,065       $  663,358       $  606,022       $496,876       $508,402       $  623,041

Retail sales (2) .........          570,751          379,972          303,698        249,719        218,166          508,645
                                 ----------       ----------       ----------       --------       --------       ----------

Net sales ................        1,303,816        1,043,330          909,720        746,595        726,568        1,131,686

Licensing revenue (1) ....          167,119          137,113          110,153        100,040         84,174          137,113
                                 ----------       ----------       ----------       --------       --------       ----------

Total net revenues .......       $1,470,935       $1,180,443       $1,019,873       $846,635       $810,742       $1,268,799
                                 ==========       ==========       ==========       ========       ========       ==========


    (1) The Company purchased certain of the assets of its former womenswear licensing partner in October 1995. The fiscal 1998, fiscal 1997 and fiscal 1996 net revenues reflect the inclusion of womenswear wholesale net sales of $98.4 million, $98.8 million and $36.7 million, respectively, and an elimination of licensing revenue associated with the operations of the womenswear business after the acquisition.

    (2) Prior to the PRC Acquisition, the Company accounted for its interest in PRC under the equity method. Effective April 3, 1997, the Company consolidated the operations of PRC in fiscal 1998 and accounted for the transaction under the purchase method. On a pro forma basis for fiscal 1997, wholesale net sales by the Company to PRC are eliminated and PRC net revenues are reflected as retail sales. Assuming the acquisition had taken place at March 31, 1996, pro forma wholesale net sales and retail sales in fiscal 1997 would have been $623.0 million and $508.7 million, respectively.

    (3) Pro forma financial information presented above gives effect to the PRC Acquisition as if it had occurred on March 31, 1996, the first day of fiscal 1997. Pro forma fiscal 1997 net revenues reflect the inclusion of womenswear wholesale net sales of $79.6 million, and an elimination of licensing revenue associated with the operations of the womenswear business after the acquisition.

    Wholesale net sales result from the sale by the Company of men's and women's apparel to wholesale customers, principally to major department stores, specialty stores and non-Company operated Polo stores located throughout the United States. Net sales for the wholesale division have increased to $733.1 million in fiscal 1998 from $508.4 million in fiscal 1994. This increase is a result of growth in sales of the Company's menswear products driven by the introduction of new brands such as Polo Sport and growth in sales of products under existing brands.

    Polo's retail sales are generated from the Polo stores and outlet stores operated by the Company. Since the beginning of fiscal 1994, the Company has added 26 Polo stores (net of store closings, including 21 Polo stores acquired in connection with the PRC Acquisition), and 32 outlet stores (net of store closings). At March 28, 1998, the Company operated 29 Polo stores and 72 outlet stores. Retail sales have grown to $570.8 million in fiscal 1998 from $218.2 million in fiscal 1994.

    Licensing revenue consists of royalties paid to the Company under its licensing alliances. In fiscal 1998, Product, International and Home Collection licensing alliances accounted for 47.0%, 24.6% and 28.4% of total licensing revenue, respectively. Through these alliances, Polo combines its core skills with the product or geographic competencies of its licensing partners to create and develop specific businesses. The growth of existing and development of new businesses under licensing alliances has resulted in an increase in licensing revenue to $167.1 million in fiscal 1998 from $84.2 million in fiscal 1994.

    On June 9, 1997, the partners and certain of their affiliates contributed to Polo Ralph Lauren Corporation all of the outstanding stock of, and partnership interests in, the entities which comprised the predecessor group of companies in exchange for common stock and cash (the "Reorganization"). Prior to the Reorganization, the Company's operations were conducted predominantly through a partnership structure. Accordingly, the earnings of the Company (other than earnings of certain retail operations) were included in the taxable income of the Company's partners for Federal and certain state income tax purposes, and the Company has generally not been subject to income tax on such earnings, other than certain state and local franchise and similar taxes. In connection with the Reorganization, on June 9, 1997, the Company became fully subject to such taxes. As a result, the Company recorded a deferred tax asset and a corresponding tax benefit in the amount of $27.4 million in its consolidated financial statements in the first quarter of fiscal 1998 in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company's pro forma effective tax rate, excluding the non-recurring tax benefit discussed above, for fiscal 1998 was 40.8%. The effect of taxes is not discussed in Results of Operations below because the historic taxation of the operations of the Company is not meaningful with respect to periods following the Reorganization.

    In connection with the Company's growth strategy, the Company plans to introduce new products and brands and expand its retail operations, including the opening of flagship stores. Implementation of these strategies may require significant investments for advertising, furniture and fixtures, infrastructure, design and additional inventory. There can be no assurance, notwithstanding the Company's investment, that its growth strategies will be successful.

PRO FORMA COMBINED STATEMENT OF INCOME FOR FISCAL 1997

    The following table sets forth for fiscal 1997: (i) actual combined statement of income; (ii) pro forma adjustments to reflect the PRC Acquisition, the initial public offering and the Reorganization as if they had occurred on March 31, 1996; and (iii) pro forma combined statement of income:

                                                ACTUAL                  PRO FORMA                  PRO FORMA
                                               COMBINED                ADJUSTMENTS                 COMBINED
                                               --------                -----------                 --------
                                                                 (IN THOUSANDS) (UNAUDITED)
Net sales                                      $1,043,330               $ 88,356(1)                $ 1,131,686

Licensing revenue                                 137,113                                              137,113
                                               ----------                                          -----------

Net revenues                                    1,180,443                                            1,268,799

Cost of goods sold                                648,597                 38,406(1)                    687,003
                                               ----------                                          -----------

Gross profit                                      531,846                                              581,796

Selling, general and administrative               374,483                 53,812(1)                    429,163
expenses                                                                     868(1)
                                               ----------                                          -----------

Income from operations                            157,363                                              152,633

Interest expense (income)                          13,660                (15,289)(1)(2)                 (1,629)

Equity in net loss of joint venture                 3,599                 (3,599)(1)                        --
                                               ----------                                          -----------

Income before income taxes                        140,104                                              154,262

Provision for income taxes                         22,804                 41,986(3)                     64,790
                                               ----------                                          -----------

Net income                                     $  117,300                                          $    89,472
                                               ==========                                          ===========

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

    (2) Adjustment to reduce interest expense, assuming the application of the net proceeds from the initial public offering were used to repay outstanding indebtedness of the Company as of March 31, 1996.

    (3) Adjustment to reflect income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes, calculated using a pro forma effective tax rate of 42.0% for fiscal 1997.

RESULTS OF OPERATIONS

    The following discussion of the Company's results of operations for fiscal 1998 compared to fiscal 1997 is presented on a pro forma basis for fiscal 1997, assuming the PRC Acquisition had occurred as of March 31, 1996. The discussion of the Company's results of operations for fiscal 1997 compared to fiscal 1996 is presented on a historical basis. Additionally, as a result of the Company's initial public offering and the use of a portion of the net proceeds therefrom to reduce outstanding indebtedness, historical interest expense is not discussed below because the results are not meaningful.

    The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for fiscal 1998, fiscal 1997 and fiscal 1996 presented on a historical and pro forma basis, as indicated:

                                                                                             PRO
                                                    HISTORICAL                              FORMA
                                   ---------------------------------------------           -------
                                    1998               1997               1996               1997
                                   ------             ------             ------             ------
Net sales                            88.6%              88.4%              89.2%              89.2%

Licensing revenue                    11.4               11.6               10.8               10.8
                                   ------             ------             ------             ------

Net revenues                        100.0              100.0              100.0              100.0
                                   ------             ------             ------             ------

Gross profit                         48.6               45.1               42.8               45.8

Selling, general and

administrative expenses              35.0               31.8               30.3               33.8
                                   ------             ------             ------             ------

Income from operations
                                     13.6%              13.3%              12.5%              12.0%
                                   ======             ======             ======             ======

    FISCAL 1998 (HISTORICAL BASIS) COMPARED TO FISCAL 1997 (PRO FORMA BASIS)

    NET SALES. Net sales increased 15.2% to $1.304 billion in fiscal 1998 from $1.132 billion in fiscal 1997. Wholesale net sales increased 17.7% to $733.1 million in fiscal 1998 from $623.0 million in fiscal 1997. Wholesale growth primarily reflects increased menswear sales resulting from growth in the Company's basic stock replenishment program, improved sales in existing brands, a shift in the sales mix to higher priced wholesale products and sales from the Company's third party wholesale trading business which began operations in the fourth quarter of fiscal 1997. Wholesale growth also reflects increased womenswear sales due to the introduction of Polo Sport in the fourth quarter of fiscal 1997. Retail sales increased 12.2% to $570.8 million in fiscal 1998 from $508.6 million in fiscal 1997. Of this increase, $60.9 million is attributable to the opening of two new Polo stores (net of one store closing) and seven new outlet stores (net of three store closings) in fiscal 1998 and the benefit of a full year of operations for three new Polo stores and ten new outlet stores opened in fiscal 1997.

    LICENSING REVENUE. Licensing revenue increased 21.9% to $167.1 million in fiscal 1998 from $137.1 million in fiscal 1997. This increase reflects the benefit of a full year of licensing revenue in fiscal 1998 from the launch of the Lauren women's line in the second quarter of fiscal 1997. Additionally, licensing revenue improved due to an overall increase in sales of existing licensed products, particularly Chaps and Home Collection, both of which introduced new product categories.

    GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.6% in fiscal 1998 from 45.8% in fiscal 1997. This increase was attributable to improvements in each of the Company's integrated operations. Wholesale gross margins increased significantly in fiscal 1998 over fiscal 1997 as a direct result of increased fulfillment of customer orders, improved supply chain management and a planned reduction in off-price sales. Retail gross margins also increased significantly in fiscal 1998 as compared to fiscal 1997 primarily due to the benefit of operating five new Polo stores (net of one store closing) which were opened in fiscal 1998 and fiscal 1997, and an improved initial markup. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 11.4% in fiscal 1998 from 10.8% in fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $515.5 million or 35.0% of net revenues in fiscal 1998 from $429.2 million or 33.8% of net revenues in fiscal 1997. This increase as a percentage of net revenues was attributable to increased depreciation expense associated with the Company's shop-within-shops development program, increased advertising, marketing and public relations expenditures to support the Company's brands and a one-time charge under terms of a long-term contract with a former executive.

    FISCAL 1997 (HISTORICAL BASIS) COMPARED TO FISCAL 1996 (HISTORICAL BASIS)

    NET SALES. Net sales increased 14.7 % to $1.043 billion in fiscal 1997 from $909.7 million in fiscal 1996. Wholesale net sales increased 9.5 % to $663.4 million in fiscal 1997 from $606.0 million in fiscal 1996. This increase primarily reflects the benefit of a full year of womenswear sales in fiscal 1997 compared to five and one-half months in fiscal 1996. Retail sales increased by 25.1% to $380.0 million in fiscal 1997 from $303.7 million in fiscal 1996. Of this increase, $58.8 million is attributable to the opening of three new Polo stores and seven new outlet stores (net of four outlet store closings) in fiscal 1997 and the benefit of a full year of operations for seven outlet stores opened in fiscal 1996. Comparable store sales in fiscal 1997 increased 6.3% or $17.5 million. Comparable store sales represent net sales of stores open in both reporting periods for the full duration of such periods.

    LICENSING REVENUE. Licensing revenue increased 24.4 % to $137.1 million in fiscal 1997 from $110.2 million in fiscal 1996. This increase reflects the launch of Polo Jeans Co. in fiscal 1997 and an overall increase in sales of licensed products, particularly Chaps, accessories and Home Collection.

    GROSS PROFIT. Gross profit as a percentage of net revenues increased to 45.1% in fiscal 1997 from 42.8% in fiscal 1996. The increase was primarily attributable to the increase, as a percentage of total net revenues, in net sales of the Company's higher margin retail sales (relative to wholesale sales) and to increased licensing revenue. In fiscal 1997, wholesale gross margins improved slightly while retail gross margins increased significantly due to a reduction in markdowns as compared to fiscal 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $374.5 million or 31.8% of net revenues in fiscal 1997 from $309.2 million or 30.3% of net revenues in fiscal 1996. This increase as a percentage of net revenues was primarily attributable to investment in organizational infrastructure to support growth, increased advertising, marketing and public relations expenditures to support the Company's brands, and personnel and start-up costs associated with the opening of three Polo stores in fiscal 1997. Additionally, SG&A expenses in fiscal 1997 include a full year of womenswear SG&A expenses as compared to five and one-half months in the prior period.

    EQUITY IN NET LOSS OF JOINT VENTURE. Equity in net loss of joint venture represents the Company's 50% equity interest in PRC. Such losses increased to $3.6 million in fiscal 1997 from $1.1 million in fiscal 1996, primarily as a result of lost revenues and expenses associated with temporary store closings for renovations in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's main sources of liquidity historically have been cash flows from operations, credit facilities and, prior to the Reorganization, partners' financing. The Company's capital requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities.

    Net cash provided by operating activities decreased to $96.2 million in fiscal 1998 from $203.6 million in fiscal 1997. This decrease is primarily a result of increases in inventory levels during fiscal 1998 due to the timing of wholesale shipments and the overall growth of the business, and a planned reduction in wholesale inventory levels in fiscal 1997. Net cash used in investing activities increased to $74.9 million in fiscal 1998 from $38.6 million in fiscal 1997. This increase principally reflects an increase in capital expenditures, the use of $8.6 million in cash to acquire the operations of PRC and investments in joint ventures with nonaffiliated partners. Net cash provided by financing activities increased to $7.8 million in fiscal 1998 from net cash used in financing activities of $149.0 million in fiscal 1997. This increase primarily reflects the net proceeds received from the initial public offering, offset by the application of a portion of the net proceeds to repay outstanding indebtedness and an increase in scheduled debt and subordinated note repayments.

    As a result of the initial public offering, the Company's cash flow needs reflect the elimination of ongoing distributions to the partners. Partially offsetting these changes will be the application of funds for the payment of additional Federal, state and local income taxes.

    Simultaneously with the closing of the Reorganization, the Company entered into a new financing arrangement (the "New Credit Facility") providing for a $375.0 million revolving line of credit available for the issuance of letters of credit, acceptances or direct borrowings. Upon the closing of the initial public offering, the amount available under the revolving line of credit was reduced to $225.0 million. The New Credit Facility matures on December 31, 2002. Borrowings under the New Credit Facility were used to refinance the Polo Ralph Lauren, L.P. and subsidiaries credit facility of $104.5 million and to repay in full $56.7 million of aggregate borrowings outstanding under The Ralph Lauren Womenswear, L.P. and subsidiaries credit facility and the PRC credit facility.

    Borrowings under the New Credit Facility bear interest, at the Company's option, at a Base Rate (the "Base Rate") equal to the higher of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the London Interbank Offered Rate plus an interest margin. The agreement contains customary representations, warranties, covenants and events of default, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreement provides that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of March 28, 1998, the Company had no direct borrowings and $19.9 million in outstanding letters of credit under the New Credit Facility.

    On June 17, 1997, the Company completed the sale of 11,170,000 shares of its Class A Common Stock at $26.00 per share in its initial public offering. The net proceeds from the initial public offering, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million. The net proceeds from the initial public offering increased liquidity of the Company by reducing indebtedness as follows: (i) by repayment of borrowings outstanding under the Company's New Credit Facility in the amount of $163.5 million; (ii) by payment of a dividend declared and reorganization notes issued by the Company in connection with the Reorganization in the amount of $43.0 million to Mr. Lauren and related entities and certain investment funds affiliated with The Goldman Sachs Group, L.P. (collectively, the "GS Group"); and (iii) by repayment of subordinated notes and interest thereon in the amount of $24.3 million to Mr. Lauren and the GS Group. The remaining $38.0 million has been used for other general corporate purposes.

    Capital expenditures were $63.1 million, $35.3 million and $5.6 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The increase in capital expenditures in fiscal 1998 represents primarily expenditures associated with the Company's shop-within-shops development program which includes new shops, renovations and expansions as well as expenditures incurred in connection with the expansion of the Company's retail operations. The Company plans to invest approximately $120.0 million, net of landlord incentives, over the next fiscal year for its retail stores, including flagship stores, the shop-within-shops development program and other capital projects.

    In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan will be made from time to time in the open market over a two-year period commencing April 1, 1998. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes.

    The Company extends credit to its customers, including those which have accounted for significant portions of its net revenues. The Company had three customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, which in aggregate constituted 53.0% and 48.0% of trade accounts receivable outstanding at March 28, 1998 and March 29, 1997, respectively. Additionally, the Company had three licensing partners, WestPoint Stevens, Inc. ("WPS"), Seibu Department Stores, Ltd. ("Seibu") and Jones Apparel Group, Inc., which in aggregate constituted approximately 35.0% of licensing revenue in fiscal 1998. WPS, Seibu and L'Oreal S.A./Cosmair Inc. constituted, in aggregate, 39.0% and 43.0% of licensing revenue in fiscal 1997 and fiscal 1996, respectively. Accordingly, the Company may have significant exposure in collecting accounts receivable from its customers. The Company has credit policies and procedures which it uses to manage its credit risk.

    Management believes that cash from ongoing operations and funds available under the New Credit Facility will be sufficient to satisfy the Company's current level of operations, capital requirements and stock repurchase program for the next 12 months. Additionally, the Company does not currently intend to pay dividends on its Common Stock in the next 12 months.

SEASONALITY AND QUARTERLY FLUCTUATIONS

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

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. SFAS No. 130 requires an enterprise to: (i) reconcile net income to comprehensive income; (ii) classify items of other comprehensive income (e.g., foreign currency translation adjustments, unearned compensation, etc.) by their nature in a financial statement; and (iii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No.130 is effective for the Company's first quarter of fiscal year ending April 3, 1999.

    In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for reporting selected financial data and descriptive information about an enterprise's reportable operating segments (as defined). This Statement also requires the reconciliation of total segment information presented to the corresponding amounts in the general purpose financial statements. Additionally, SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's fiscal year ending April 3, 1999. The Company has not yet determined what additional disclosures, if any, may be required in connection with adopting this Statement.

    In April 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. SOP 98-5 is effective for the Company's fiscal year ending April 1, 2000. The Company has not yet determined whether the application of SOP 98-5 will have a material impact on the Company's financial position or results of operations.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer programs have date-sensitive software which may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    Based on an internal assessment, the Company determined that it will be required to modify or replace portions of its software applications so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made or are not timely completed, the Year 2000 Issue could have a material impact on the operations of the Company.

    The Company has initiated formal communications with its significant suppliers, licensees, transportation carriers, general service providers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. In addition, third party vendors of hardware and packaged software have been contacted about their products' compliance status. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

    The Company will utilize both internal and external resources to reprogram, replace and test the software for Year 2000 modifications. The Company plans to complete the major initiatives of its Year 2000 project within the current fiscal year. To date, the Company has incurred expenses of approximately $1.1 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $5.0 to $6.0 million and is being funded through operating cash flows. Of the total project cost, approximately $0.5 million is attributable to the purchase of new software which will be capitalized. The remainder will be expensed as incurred.

    The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item appears beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The other information required to be included herein by Item 10 of Form 10-K will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders which will be filed within 120 days after the close of the Company's fiscal year ended March 28, 1998 and such information is incorporated herein by reference to such Proxy Statement.

    The following table sets forth certain information with respect to the directors and executive officers of the Company as of June 11, 1998.


          NAME             Age                    Position
-------------------------  ---       ------------------------------------------
Ralph Lauren..........      58       Chairman, Chief Executive Officer and
                                     Director

Michael J. Newman.....      52       Vice Chairman, Chief Operating Officer and
                                     Director

Richard A. Friedman         40       Director

Frank A. Bennack, Jr....    65       Director

Allen Questrom.........     58       Director

Terry S. Semel..........    55       Director

Peter Strom.............    69       Director

Victor Cohen..........      44       Senior Vice President, General Counsel and
                                     Secretary

Nancy A. Platoni Poli       42       Senior Vice President and Chief Financial Officer

Karen L. Rosenbach          43       Senior Vice President, Human Resources and
                                     Administration


    RALPH LAUREN has been a director of the Company since prior to the commencement of the Company's initial public offering and a member of the Advisory Board or Board of Directors of the Company's predecessors since their organization. Mr. Lauren is the Company's Chairman and Chief Executive Officer. He founded Polo in 1968 and has provided leadership in the design, marketing and operational areas since such time.

    MICHAEL J. NEWMAN has been a director of the Company since prior to the commencement of the Company's initial public offering and a member of the Advisory Board of the Company's predecessor since April 1995. Mr. Newman has been Vice Chairman and Chief Operating Officer of the Company since 1995. He was President and Chief Operating Officer of the Company's Menswear operations from 1991 to 1994, and Executive Vice President from 1989 to 1991. Mr. Newman joined Polo as Vice President of Finance and Chief Financial Officer in 1987. Prior to joining the Company, Mr. Newman was Senior Vice President of Finance at Kaiser-Roth Apparel.

    RICHARD A. FRIEDMAN has been a director of the Company since prior to the commencement of the Company's initial public offering and a member of the Advisory Board of the Company's predecessor since 1994. Mr. Friedman is a Managing Director of Goldman, Sachs & Co., and head of the Principal Investment Area. He joined Goldman, Sachs & Co. in 1981. Mr. Friedman is a member of the Board of Directors of AMF Bowling, Inc., AMF Bowling Worldwide, Inc., and Diamond Cable Communications PLC.

    FRANK A. BENNACK, JR. has been a director of the Company since January 1998. Mr. Bennack has been the President and Chief Executive Officer of The Hearst Corporation since 1979. He is a member of the Board of Directors of The Hearst Corporation, Hearst-Argyle Television, Inc., American Home Products Corporation, The Chase Manhattan Corporation and The Chase Manhattan Bank.

    ALLEN QUESTROM who was the Chairman and Chief Executive Officer of Federated Department Stores, Inc. from February 1990 to May 1997, has been a Director of the Company since September 1997. He is a member of the Board of Directors of Interpublic Group of Companies, Inc. and AEA Investors, Inc.

    TERRY S. SEMEL has been a director of the Company since September 1997.
Mr. Semel has been the Chairman of the Board and Co-Chief Executive Officer of the Warner Bros. Division of Time Warner Entertainment LP ("Warner Brothers"), since March 1994 and of Warner Music Group since November 1995. For more than ten years prior to that he was President of Warner Brothers or its predecessor, Warner Bros. Inc. Mr. Semel is a member of the Board of Directors of Revlon, Inc.

    PETER STROM has been a director of the Company since September 1997 and was a member of the Advisory Board of the Company's predecessor from October 1994 until his retirement in April 1995. Mr. Strom was an initial officer of Polo in 1968 and held various management positions in the Company, including, at the time of his retirement, serving as the Company's Vice Chairman and Chief Operating Officer.

    VICTOR COHEN has been Senior Vice President, General Counsel and Secretary of the Company since 1996. Mr. Cohen joined Polo in 1983 as its senior legal officer responsible for all legal and corporate affairs. Prior to joining the Company, he was associated with the law firm of Skadden, Arps, Slate, Meagher & Flom.

    NANCY A. PLATONI POLI has been Chief Financial Officer of the Company since 1996 and Senior Vice President since 1997. Ms. Poli was Vice President and Controller from 1989 to 1996, and assumed responsibility for treasury functions in addition to her controller functions in 1995. Prior to that, she was Controller of Retail Finance. Ms. Poli joined the Company in 1984.

    KAREN L. ROSENBACH has been Senior Vice President, Human Resources and Administration of the Company since 1996. Ms. Rosenbach joined the Company in 1988 as Vice President of Human Resources. Prior to joining the Company, she was Vice President of Human Resources, Real Estate Group at Chemical Bank.

    Each executive officer serves for a one-year term ending at the next annual meeting of the Company's Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required to be included herein by Items 11 through 13 of Form 10-K will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Company's fiscal year ended March 28, 1998 and such information is incorporated herein by reference to such Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


         (a)      1, 2. Financial Statements and Schedules.  See index on Page
                  F-1.

                  3. Exhibits --


      EXHIBIT
      NUMBER                         DESCRIPTION
------------------- --------------------------------------------------------------------------------------
 3.1                Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's
                    Registration Statement on Form S-1 (No. 333-24733)) (the "S-1").*

 3.2                Amended and Restated By-laws of the Company (filed as Exhibit
                    3.2 to the S-1).*

10.1                Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan
                    (filed as Exhibit 10.1 to the S-1)*+

10.2                Polo Ralph Lauren Corporation 1997 Stock Option Plan for Non-Employee
                    Directors (filed as Exhibit 10.2 to the S-1)*+

10.3                Registration Rights Agreement dated as of June 9, 1997 by and among
                    Ralph Lauren, GS Capital Partners, L.P., GS Capital Partners PRL Holding
                    I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund
                    1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994,
                    L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*

10.4                U.S.A. Design and Consulting Agreement, dated January 1, 1985, between
                    Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, and
                    Cosmair, Inc., and letter agreement related thereto dated January 1,
                    1985** (filed as Exhibit 10.4 to the S-1)*

10.5                Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky
                    Lauren and Mark N. Kaplan, as Licensor, and Cosmair, Inc., as Licensee,
                    and letter agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the
                    S-1)*

10.6                Foreign Design and Consulting Agreement, dated January 1, 1985, between
                    Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, as
                    Licensor, and L'Oreal S.A., as Licensee, and letter agreements related thereto dated January 1, 1985, September 16, 1994 and October 25, 1994** (filed as
                    Exhibit 10.6 to the S-1)*

10.7                Restated Foreign License Agreement, dated January 1, 1985, between The
                    Polo/Lauren Company, as Licensor, and L'Oreal S.A., as Licensee, letter agreement related thereto dated January 1, 1985, and Supplementary
                    Agreement thereto, dated October 1, 1991** (filed as Exhibit 10.7 to the S-1)*

10.8                Amendment, dated November 27, 1992, to Foreign Design And Consulting
                    Agreement and Restated Foreign License Agreement** (filed as Exhibit 10.8 to the S-1)*

10.9                License Agreement, made as of January 1, 1998, between Ralph Lauren
                    Home Collection, Inc. and WestPoint Stevens Inc.**

10.10               License Agreement, dated March 1, 1998, between The Polo/Lauren Company, L.P. and
                    Polo Ralph Lauren Japan Co., Ltd., and undated letter agreement related thereto** (filed as Exhibit 10.10 to the S-1)*

10.11               Design Services Agreement, dated March 1, 1998, between Polo Ralph
                    Lauren Enterprises, L.P. and Polo Ralph Lauren Japan Co., Ltd.** (filed as Exhibit 10-11 to the S-1)*

10.12               Deferred Compensation Agreement dated April 1, 1993, between Michael J.
                    Newman and Polo Ralph Lauren Corporation, assigned October 31, 1994 to Polo Ralph
                    Lauren, L.P. (filed as Exhibit 10.12 to the S-1)*+

10.14               Deferred Compensation Agreement dated April 2, 1995 between F. Lance Isham and Polo
                    Ralph Lauren, L.P.(filed as Exhibit 10.14 to the S-1)*+

10.15               Deferred Compensation Agreement dated April 1, 1993 between Cheryl L.
                    Sterling Udell and Polo Ralph Lauren Corporation, assigned October 31, 1994 to Polo
                    Ralph Lauren, L.P.(filed as Exhibit 10.15 to the S-1)*+

10.16               Amended and Restated Employment Agreement dated October 26, 1993 between
                    Michael J. Newman and Polo Ralph Lauren Corporation, as amended and assigned October 31, 1994 to Polo Ralph Lauren, L.P. and as further amended as of June
                    9, 1997 (filed as Exhibit 10.17 to the S-1)*+

10.17               Employment Agreement dated April 2, 1995 between F. Lance Isham and Polo Ralph
                    Lauren, L.P. (filed as Exhibit 10.19 to the S-1)*+

10.18               Employment Agreement dated October 26, 1993 between Cheryl L. Sterling
                    Udell and Polo Ralph Lauren Corporation, assigned October 31, 1994 to Polo Ralph
                    Lauren, L.P. (filed as Exhibit 10.20 to the S-1)*+

10.19               Stockholders Agreement dated as of June 9, 1997 among Polo Ralph Lauren
                    Corporation, GS Capital Partners, L.P., GS Capital Partners PRL Holding
                    I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund
                    1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., Mr. Ralph
                    Lauren, RL Holding, L.P. and RL Family  (filed as Exhibit 10.22 to the S-1)*

10.20               Form of Reorganization Note (filed as Exhibit 10.23 to the S-1)*

10.21               Form of Credit Agreement between Polo Ralph Lauren Corporation and The Chase
                    Manhattan Bank  (filed as Exhibit 10.24 to the S-1)*

10.22               Form of Guarantee and Collateral Agreement by Polo Ralph
                    Lauren Corporation in favor of The Chase Manhattan Bank
                    (filed as Exhibit 10.25 to the S-1)*

10.23               Form of Indemnification Agreement between Polo Ralph Lauren
                    Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*

10.24               Employment Agreement dated June 9, 1997 between Ralph Lauren and Polo Ralph Lauren
                    Corporation  (filed as Exhibit 10.27 to the S-1)*+

10.25               Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph
                    Lauren Enterprises, L.P. and Jones Apparel Group, Inc.**

10.26               License Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren
                    Enterprises, L.P. and Jones Apparel Group, Inc.**

 21.1               List of Significant Subsidiaries of the Company.

 24.1               Powers of Attorney.

 27.1               Financial Data Schedule.

------------------------------------


*        Incorporated herein by reference.

+        Exhibit is a management contract or compensatory plan or arrangement.

** Portions of Exhibits 10.4 - 10.11 and 10.25 and 10.26 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

(b) The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POLO RALPH LAUREN CORPORATION
                                        (Registrant)


                                By:     /s/ Ralph Lauren
                                        --------------------------------------
                                        Ralph Lauren
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer

Date: June 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            SIGNATURE                               TITLE(S)                                             DATE
--------------------------------------    ------------------------------------------------------       -------

        /s/ Ralph Lauren                  Chairman of the Board of Directors                        June 26, 1998
-------------------------------------     and Chief Executive Officer
            Ralph Lauren                  (Principal Executive Officer)


        /s/ Michael J. Newman             Vice Chairman of the Board of Directors and Chief         June 26, 1998
-------------------------------------     Operating Officer
            Michael J. Newman


        /s/ Nancy A. Platoni Poli         Senior Vice President and Chief Financial Officer         June 26, 1998
                                          (Principal Financial and Accounting Officer)
-------------------------------------
            Nancy A. Platoni Poli


        /s/ Richard A. Friedman           Director                                                  June 26, 1998
-------------------------------------
            Richard A. Friedman


        /s/ Frank A. Bennack, Jr.         Director                                                  June 26, 1998
-------------------------------------
            Frank A. Bennack, Jr.


        /s/ Allen Questrom                Director                                                  June 26, 1998
-------------------------------------
            Allen Questrom


        /s/ Terry S. Semel                Director                                                  June 26, 1998
-------------------------------------
            Terry S. Semel


        /s/ Peter Strom                   Director                                                  June 26, 1998
-------------------------------------
            Peter Strom

                          POLO RALPH LAUREN CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

 FINANCIAL STATEMENTS                                                             PAGE

Independent Auditors' Report................................................      F-2
Independent Auditor's Report................................................      F-3
Consolidated Balance Sheets as of March 28, 1998 and March 29, 1997               F-4
Consolidated Statements of Income for the Years Ended March 28, 1998,  March
29, 1997 and March 30, 1996.................................................      F-5
Consolidated Statements of Stockholders' Equity and Partners' Capital for the
  Years Ended March 28, 1998, March 29, 1997 and March 30, 1996 ............      F-6
Consolidated Statements of Cash Flows for the Years Ended March 28, 1998,
March 29, 1997 and March 30, 1996...........................................      F-7
Notes to Consolidated Financial Statements..................................      F-9


FINANCIAL STATEMENT SCHEDULE:

Independent Auditors' Report..................................................    S-1
Independent Auditor's Report..................................................    S-2
Schedule II - Valuation and Qualifying Accounts...............................    S-3

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Polo Ralph Lauren Corporation New York, New York

We have audited the accompanying consolidated balance sheet as of March 28, 1998 and the combined balance sheet as of March 29, 1997 of Polo Ralph Lauren Corporation and subsidiaries (the "Company") and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended March 28, 1998 and the combined statements of income, partners' capital, and cash flows for the year ended March 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 1998 and March 29, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
May 15, 1998

                          INDEPENDENT AUDITOR'S REPORT



The Partners
Polo Ralph Lauren Enterprises, L.P.

         We have audited the accompanying combined statements of income, partners' capital, and cash flows of Polo Ralph Lauren Corporation (the "Company" as defined in Note 1(a)) for the year ended March 30, 1996. These combined financial statements are the responsibility of management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Polo Ralph Lauren Corporation for the year ended March 30, 1996 in conformity with generally accepted accounting principles.



/s/ Mahoney Cohen Rashba & Pokart, CPA, PC

MAHONEY COHEN RASHBA & POKART, CPA, PC
New York, New York
June 21, 1996
except as to Note 1(a)
dated March 14, 1997

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       MARCH 28,        MARCH 29,
                                                                                         1998             1997
                                                                                       ---------        ---------

                                     ASSETS
Current assets
     Cash and cash equivalents                                                         $  58,755        $  29,599
     Accounts receivable, net of allowances of $12,447 and $12,845, respectively         149,120          144,303
     Inventories                                                                         298,485          222,147
     Deferred tax assets                                                                  24,448            2,669
     Prepaid expenses and other                                                           25,656           37,621
                                                                                       ---------        ---------

                      TOTAL CURRENT ASSETS                                               556,464          436,339

Property and equipment, net                                                              175,348           95,255
Investments in and advances to joint ventures                                              5,683           17,977
Deferred tax assets                                                                       14,213               84
Other assets, net                                                                         73,422           39,103
                                                                                       ---------        ---------

                                                                                       $ 825,130        $ 588,758
                                                                                       =========        =========

           LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Current liabilities
     Notes and acceptances payable - banks                                                    --        $  26,777
     Current portion of long-term debt                                                 $     337           22,248
     Current portion of subordinated notes                                                    --           20,000
     Accounts payable                                                                    100,126           89,417
     Accrued expenses and other                                                          101,795           68,859
                                                                                       ---------        ---------

                    TOTAL CURRENT LIABILITIES                                            202,258          227,301

Long-term debt                                                                                --           47,875
Other noncurrent liabilities                                                              38,546           28,897
Subordinated notes                                                                            --           24,000
Commitments and contingencies (Note 14)                                                       --               --

Stockholders' equity and partners' capital
     Common Stock
       Class A, par value $.01 per share; 500,000,000 shares
         authorized; 34,272,726 shares issued and outstanding                                343               --
       Class B, par value $.01 per share; 100,000,000 shares
         authorized; 43,280,021 shares issued and outstanding                                433               --
       Class C, par value $.01 per share; 70,000,000 shares
         authorized; 22,720,979 shares issued and outstanding                                227               --
     Additional paid-in-capital                                                          447,918               --
     Retained earnings and partners' capital                                             136,738          260,837
     Cumulative translation adjustment                                                        --             (152)
     Unearned compensation                                                                (1,333)              --
                                                                                       ---------        ---------

        TOTAL STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL                                 584,326          260,685
                                                                                       ---------        ---------

                                                                                       $ 825,130        $ 588,758
                                                                                       =========        =========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               FISCAL YEAR ENDED
                                                              --------------------------------------------------
                                                                MARCH 28,          MARCH 29,          MARCH 30,
                                                                  1998               1997               1996
                                                              ------------       ------------       ------------
Net sales                                                     $  1,303,816       $  1,043,330       $    909,720
Licensing revenue                                                  167,119            137,113            110,153
                                                              ------------       ------------       ------------

  Net revenues                                                   1,470,935          1,180,443          1,019,873

Cost of goods sold                                                 755,654            648,597            583,546
                                                              ------------       ------------       ------------

  Gross profit                                                     715,281            531,846            436,327

Selling, general and administrative expenses                       515,526            374,483            309,207
                                                              ------------       ------------       ------------

  Income from operations                                           199,755            157,363            127,120

Interest expense                                                       159             13,660             16,287
Equity in net loss of joint venture                                     --              3,599              1,101
                                                              ------------       ------------       ------------

  Income before income taxes                                       199,596            140,104            109,732

Provision for income taxes                                          52,025             22,804             10,925
                                                              ------------       ------------       ------------

  Net income                                                  $    147,571       $    117,300       $     98,807
                                                              ============       ============       ============

PRO FORMA (NOTE 1) - (UNAUDITED)
Historical income before income taxes                         $    199,596       $    140,104
Pro forma adjustments other than income taxes                        3,162             14,158
                                                              ------------       ------------

Pro forma income before income taxes                               202,758            154,262
Pro forma provision for income taxes                                82,631             64,790
                                                              ------------       ------------

Pro forma net income                                          $    120,127       $     89,472
                                                              ============       ============

Pro forma net income per share - Basic and Diluted            $       1.20       $       0.89
                                                              ============       ============

Pro forma common shares outstanding - Basic and Diluted        100,222,444        100,222,444
                                                              ============       ============



                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     RETAINED
                                                 COMMON STOCK          ADDITIONAL  EARNINGS AND  CUMULATIVE
                                          --------------------------    PAID-IN-     PARTNERS'   TRANSLATION    UNEARNED
                                             SHARES         AMOUNT       CAPITAL      CAPITAL     ADJUSTMENT  COMPENSATION  TOTAL
                                          ------------     ---------     --------    ---------    ----------  ------------  -----
BALANCE AT APRIL 1, 1995                            --            --           --    $ 188,635     $ (56)         --     $188,579

Net income                                                                              98,807                             98,807
Translation adjustment                                                                               168                      168
Capital contributions                                                                   10,000                             10,000
Distributions to partners                                                              (59,901)                           (59,901)
                                          ------------     ---------     --------    ---------   -------     -------     --------

  BALANCE AT MARCH 30, 1996                         --            --           --      237,541       112          --      237,653

Net income                                                                             117,300                            117,300
Translation adjustment                                                                              (264)                    (264)
Distributions to partners                                                              (94,004)                           (94,004)
                                          ------------     ---------     --------    ---------   -------     -------     --------

  BALANCE AT MARCH 29, 1997                         --            --           --      260,837      (152)         --      260,685

Net income                                                                             147,571                            147,571
Translation adjustment                                                                                25                       25
Distributions to partners                                                              (45,665)                           (45,665)
Reorganization                              89,000,000           890      176,537     (177,554)      127                       --
Dividend and Reorganization Notes paid                                                 (48,451)                           (48,451)
Common stock issued in
  public offering, net                      11,170,000           112      268,685                                         268,797
Common stock issued in PRC Acquisition          26,803            --          697                                             697
Restricted stock grants                         76,923             1        1,999                             (1,333)         667
                                          ------------     ---------     --------    ---------     -----     -------     --------

  BALANCE AT MARCH 28, 1998                100,273,726     $   1,003     $447,918    $ 136,738        --     $(1,333)    $584,326
                                          ============     =========     ========    =========     =====     =======     ========



                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            FISCAL YEAR ENDED
                                                                                -------------------------------------------
                                                                                MARCH 28,        MARCH 29,        MARCH 30,
                                                                                  1998             1997             1996
                                                                                ---------        ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $ 147,571        $ 117,300        $  98,807
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Benefit from deferred income taxes                                         (27,997)              --               --
       Depreciation and amortization                                               27,402           13,755            9,743
       Equity in net loss of joint venture                                             --            3,599            1,101
       Provision for losses on accounts receivable                                  1,155              833            1,122
       Changes in deferred liabilities                                              9,584            5,067              909
       Other                                                                        3,198           (5,109)          (3,505)
       Changes in assets and liabilities, net of acquisition
            Accounts receivable                                                    (4,352)            (137)         (34,155)
            Inventories                                                           (48,942)          46,702           21,811
            Prepaid expenses and other                                             (2,031)          (9,223)         (10,428)
            Other assets                                                          (18,922)          (4,323)          (6,733)
            Accounts payable                                                        3,215           15,173            9,798
            Accrued expenses and other                                              6,325           19,943            2,855
                                                                                ---------        ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          96,206          203,580           91,325
                                                                                ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment, net                                   (63,079)         (35,330)          (5,575)
       Acquisition, net of cash acquired                                           (8,551)              --          (39,726)
       Investments in joint ventures                                               (5,812)              --               --
       Cash surrender value - officers' life insurance, net                         2,569           (3,230)          (3,685)
                                                                                ---------        ---------        ---------

NET CASH USED IN INVESTING ACTIVITIES                                             (74,873)         (38,560)         (48,986)
                                                                                ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       (Repayments of) proceeds from short-term borrowings, net                   (26,777)         (46,954)          14,109
       Repayments of borrowings against officers' life insurance policies          (5,757)              --               --
       Repayments of long-term debt and subordinated notes                       (135,134)         (11,791)         (11,719)
       Proceeds from long-term debt                                                    --               --           10,000
       Payment of Dividend and Reorganization Notes                               (48,451)              --               --
       Proceeds from issuance of common stock, net                                268,797               --               --
       Distributions paid to partners                                             (44,855)         (90,284)         (56,284)
       Capital contributions                                                           --               --           10,000
                                                                                ---------        ---------        ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 7,823         (149,029)         (33,894)
                                                                                ---------        ---------        ---------

Net increase in cash and cash equivalents                                          29,156           15,991            8,445
Effect of exchange rate changes on cash and cash equivalents                           --               40              (26)
Cash and cash equivalents at beginning of period                                   29,599           13,568            5,149
                                                                                ---------        ---------        ---------
Cash and cash equivalents at end of period                                      $  58,755        $  29,599        $  13,568
                                                                                =========        =========        =========

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                        FISCAL YEAR ENDED
                                                                               -----------------------------------
                                                                               MARCH 28,     MARCH 29,    MARCH 30,
                                                                                 1998          1997         1996
                                                                               -------       -------       -------
SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest                                                  $ 4,410       $16,005       $17,189
                                                                               =======       =======       =======
       Cash paid for income taxes                                              $73,873       $22,280       $11,602
                                                                               =======       =======       =======


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       Foreign tax credits distributed to partners                             $   509       $ 3,720       $ 3,617
                                                                               =======       =======       =======

       Capital obligations for completed shop-within-shops                     $15,102       $ 8,600
                                                                               =======       =======

       Fair value of assets acquired, excluding cash                           $69,537                    $40,260
       Less:
            Cash paid                                                            8,551                     39,726
            Fair market value of common stock issued for PRC Acquisition           697                         --
                                                                               -------                    -------
       Liabilities assumed                                                     $60,289                    $   534
                                                                               =======                    =======

       Fair market value of restricted stock grants                            $   667
                                                                               =======









                See accompanying notes to financial statements.

1    BASIS OF PRESENTATION AND ORGANIZATION

     (a) BASIS OF PRESENTATION
         Polo Ralph Lauren Corporation ("PRLC") was incorporated in Delaware in March 1997. PRLC and its subsidiaries are collectively referred to herein as "Polo." On June 9, 1997, the partners and certain of their affiliates contributed to PRLC all of the outstanding stock of, and partnership interests in, the entities which comprised the predecessor group of companies in exchange for common stock and cash (the "Reorganization"). The accompanying combined financial statements for the years ended March 29, 1997 and March 30, 1996 include the accounts of Polo Ralph Lauren Enterprises, L.P. ("Enterprises"), Polo Ralph Lauren, L.P. and subsidiaries ("Polo Partnership"), The Ralph Lauren Womenswear Company, L.P. and subsidiaries ("Womenswear") and Polo Retail Corporation and subsidiaries ("PRC"), a 50% joint venture with a previously nonaffiliated partner (collectively, the "Predecessor Company"). The controlling interests of the Predecessor Company were held by Mr. Ralph Lauren, with a 28.5% interest held by certain investment funds affiliated with The Goldman Sachs Group, L.P. (collectively, the "GS Group").

         The accompanying consolidated financial statements as of and for the year ended March 28, 1998 include the combined results of operations of the Predecessor Company through June 9, 1997 and the consolidated results of operations of Polo thereafter (Polo, together with the Predecessor Company, is referred to herein as the "Company"). The financial statements of PRLC have not been included prior to the Reorganization as PRLC was a shell company with no business operations.

         The financial statements of the Predecessor Company are being presented on a combined basis because of their common ownership. The combined financial statements have been prepared as if the entities had operated as a single consolidated group since their respective dates of organization.

         All significant intercompany balances and transactions have been eliminated. The equity method of accounting was used for the Company's investment in PRC during the period in which 50% of PRC was owned by a previously nonaffiliated partner (years ended March 29, 1997 and March 30,
     1996). Subsequent to the Company's acquisition of the remaining 50% interest in PRC effective April 3, 1997, as discussed further in Note 1 (d) below, the results of operations of PRC have been consolidated and the acquisition has been accounted for as a purchase.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

     (b) INITIAL PUBLIC OFFERING

         On June 17, 1997, PRLC completed the sale of 11.17 million shares of its Class A Common Stock at $26.00 per share in connection with its initial public offering. The net proceeds from the initial public offering, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million. The net proceeds from the initial public offering were used as follows: (i) to repay borrowings outstanding under the Company's New Credit Facility (as defined - see Note 7) in the amount of $163.5 million; (ii) to pay the Dividend and Reorganization Notes (as defined - see Note 1 (c)) in the amount of $43.0 million to Mr. Lauren and related entities and the GS Group; and (iii) to repay subordinated notes and interest thereon (see Note 8) in the amount of $24.3 million to Mr. Lauren and the GS Group. The remaining $38.0 million was used for other general corporate purposes.

     (c) DIVIDEND AND REORGANIZATION NOTES
         On June 9, 1997, in connection with the Reorganization, the Company declared a dividend and issued reorganization notes aggregating $43.0 million to Mr. Lauren and the GS Group representing estimated undistributed earnings of the Predecessor Company through the closing of the Reorganization ("Dividend and Reorganization Notes"). The Dividend and Reorganization Notes were paid with a portion of the net proceeds of the initial public offering (see Note 1 (b)). Effective June 9, 1997, the Company declared a second dividend (the "Second Dividend") to Mr. Lauren and the GS Group in an amount representing the difference between the actual amount of undistributed earnings through the closing of the Reorganization and the estimated amount of the Dividend and Reorganization Notes. The Second Dividend amounted to $5.4 million and was paid in the fourth quarter of fiscal 1998.

     (d) ACQUISITIONS
         Simultaneously with the Reorganization, the Company acquired from a partnership of which Mr. Lauren is the sole general partner, the partnership's sole membership interest in an entity which holds the trademarks and other rights under a license agreement relating to the Company's U.S. fragrance business and the interest which the Company did not previously own in the entity that holds the trademarks relating to the Company's international licensing business in exchange for shares of Class B Common Stock. The operating results of these entities have been included in the results of operations of the Predecessor Company for all periods presented based on their common ownership.

          On March 21, 1997, the Company entered into purchase agreements with its joint venture partners to acquire the remaining 50% interest in PRC, effective April 3, 1997, for consideration aggregating $10.4 million in cash and Class A Common Stock of PRLC ("PRC Acquisition"). The PRC Acquisition was completed simultaneously with the Company's initial public offering.

         On October 16, 1995, Womenswear acquired the assets of Ralph Lauren Womenswear, Inc. ("RLW"), a nonaffiliated licensee, at book value which approximated fair value, consisting principally of inventories ($19.7 million) and accounts receivable ($18.2 million) for $40.3 million in cash. This acquisition was accounted for as a purchase.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)




     (e) BUSINESS
         The Company designs, licenses, contracts for the manufacture of, markets and distributes men's and women's apparel, accessories, fragrances, skin care products and home furnishings. The Company's sales are principally to major department and specialty stores located throughout the United States. Additionally, the Company also sells directly to consumers through Company-owned Polo stores, including flagship stores in New York City, and outlet stores located throughout the United States. A substantial portion of the Company's net revenues and income from operations are derived from, and identifiable assets are located in, the United States.

         The Company is party to licensing agreements which grant the licensee exclusive rights to use the various trademarks owned by the Company in connection with the manufacture and sale of designated products in specified geographical areas. The license agreements typically provide for designated terms with renewal options based on achievement of specified sales targets. The agreements also require that certain minimum amounts be spent on advertising for licensed products. Additionally, as part of the licensing arrangements, each licensee is typically required to enter into a design services agreement pursuant to which design and other creative services are provided. The license and design services agreements provide for payments based on specified percentages of net sales. Additionally, the Company has granted royalty-free licenses to independent parties to operate Polo stores to promote the sale of merchandise of the Company and its licensees both domestically and internationally.

         A significant amount of the Company's products are produced in the Far East, through arrangements with independent contractors. As a result, the Company's operations could be adversely effected by political instability resulting in the disruption of trade from the countries in which these contractors are located, or by the imposition of additional duties or regulations relating to imports or by the contractors' inability to meet the Company's production requirements.

     (f) PRO FORMA ADJUSTMENTS (UNAUDITED)
         The pro forma statement of income data for the years ended March 28, 1998 and March 29, 1997 presents the effects on the historical financial statements of certain transactions as if they had occurred at March 31, 1996. The pro forma statement of income data reflects adjustments for: (i) income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes, calculated using a pro forma effective tax rate of 40.8% for the year ended March 28, 1998 and 42.0% for the year ended March 29, 1997 (see Note 9); (ii) the reduction of interest expense resulting from the application of a portion of the net proceeds from the initial public offering to outstanding indebtedness; and (iii) the PRC Acquisition, including the consolidation of PRC's operations, the amortization of goodwill over 25 years associated with the acquisition and the elimination of the Company's equity in net loss of PRC for the year ended March 29, 1997.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)



     (g) PRO FORMA NET INCOME PER SHARE (UNAUDITED)
         Pro forma net income per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Pro forma net income per share was calculated by dividing pro forma net income by the weighted average number of shares outstanding during the period, assuming the initial public offering had been completed on March 31, 1996. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the initial public offering were considered to be outstanding in the years ended March 28, 1998 and March 29, 1997.

2    SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR
         The Company's fiscal year ends on the Saturday nearest to March 31. All references herein to "1998," "1997" and "1996" represent the 52 week fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996, respectively.

     USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS
         For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

     CASH AND CASH EQUIVALENTS
         Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

     INVENTORIES
         Wholesale inventories are valued at the lower of cost (first-in, first-out method) or market. Retail inventories are valued using the retail method.

     STORE PREOPENING COSTS
         Costs associated with the opening of a new store are deferred and amortized within one year commencing from the date of the store opening.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)



     PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION
         Property and equipment are stated at cost. Depreciation of furniture and fixtures and machinery and equipment is calculated using the straight-line method over estimated average useful lives of approximately five years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. Additionally, the Company capitalizes its share of the cost of constructing shop-within-shops under agreements with retailers and amortizes such costs using the straight-line method over the lesser of their estimated useful lives or the life of the underlying agreement.

     GOODWILL
         Goodwill represents the excess of purchase cost over the fair value of net assets of businesses acquired. The Company amortizes goodwill over its estimated useful life of 25 years on a straight-line basis.

     IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS
         The Company assesses the carrying value of long-lived and intangible assets as current facts and circumstances suggest that they may be impaired. In evaluating the fair value and future benefits of such assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and would recognize an impairment loss if the carrying value exceeded the expected future cash flows. The impairment loss would be measured based upon the fair value. The Company has determined that its long-lived and intangible assets presented in the accompanying balance sheet at March 28, 1998 are not impaired.

     OFFICERS' LIFE INSURANCE
         The Company maintains key man life insurance policies on several of its senior executives, the majority of which contain split dollar arrangements. The key man policies are recorded at their cash surrender value, while the policies with split dollar arrangements are recorded at the lesser of their cash surrender value or premiums paid. Amounts recorded under these policies aggregated $28.2 million and $25.0 million, net of loans of $0 and $5.8 million, at March 28, 1998 and March 29, 1997, respectively, and are included in other assets in the accompanying balance sheets.

     REVENUE RECOGNITION
         Sales are recognized upon shipment of products to customers and, in the case of sales by Company-owned outlet and retail stores, when goods are sold to customers. Allowances for estimated uncollectible accounts and discounts are provided when sales are recorded. Licensing revenue is recognized as earned.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

     CONCENTRATION OF CREDIT RISK
         The Company sells its merchandise primarily to major upscale department stores across the United States and extends credit based on an evaluation of the customer's financial condition without requiring collateral. Credit risk is driven by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. A decision by the controlling owner of a group of stores or any substantial customer to decrease the amount of merchandise purchased from the Company or to cease carrying its products could have a material adverse effect on the Company. The Company had three customers who in aggregate constituted 53% and 48% of trade accounts receivable outstanding at March 28, 1998 and March 29, 1997, respectively.

         The Company had one significant customer that accounted for approximately 11% of net sales in fiscal 1998, 1997 and 1996. Additionally, the Company had three significant licensees (one of which was new in fiscal
     1998) who in aggregate constituted approximately 35%, 39% and 43% of licensing revenue in fiscal 1998, 1997 and 1996, respectively.

         The Company monitors credit levels and the financial condition of its customers on a continuing basis to minimize credit risk. The Company believes that adequate provision for credit loss has been made in the accompanying financial statements.

         The Company is also subject to concentrations of credit risk with respect to its cash and cash equivalents which it minimizes by placing these funds with major banks and financial institutions and investing in high-quality instruments.

     ADVERTISING
         The Company expenses the production costs of advertising, marketing and public relations expenses upon the first showing of the related advertisement. These expenses amounted to $68.5 million, $55.5 million and $44.5 million in fiscal 1998, 1997 and 1996, respectively.

     INCOME TAXES
         The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.

         The entities which comprised the Predecessor Company included principally partnerships which were not subject to Federal or certain state income taxes. Therefore, no provision was made in the accompanying combined financial statements through June 9, 1997, as taxes were the liability of the partners. However, Federal, state and local taxes have been provided on the income of all domestic C corporations in the Predecessor Company. Foreign income taxes have also been provided on the income of the foreign entities in the Predecessor Company.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)



     DEFERRED RENT OBLIGATIONS
         The Company accounts for rent expense under noncancellable operating leases with scheduled rent increases and landlord incentives on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives are recorded as a deferred liability. Unamortized deferred rent obligations amounted to $28.1 million and $22.6 million at March 28, 1998 and March 29, 1997, respectively, and are included in accrued expenses and other, and other noncurrent liabilities in the accompanying balance sheets.

     FINANCIAL INSTRUMENTS
         The Company from time to time uses derivative financial instruments to reduce its exposure to changes in foreign exchange rates. While these instruments are subject to risk of loss from changes in exchange rates, those losses would generally be offset by gains on the related exposure. The Company generally does not hold or issue financial instruments for trading or speculative purposes.

     FOREIGN CURRENCY TRANSLATION
         The financial position and results of operations of a foreign subsidiary of the Company is measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at each year end. Results of operations are translated at the average rate of exchange prevailing throughout the period. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account. Gains and losses from foreign currency transactions are included in operating results and were not considered by the Company to be material in fiscal 1998, 1997 and 1996.

     STOCK OPTIONS
         The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

     RECENT ACCOUNTING PRONOUNCEMENTS
         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting of comprehensive income and its components (revenues, expenses, gains and losses) in the financial statements. SFAS No. 130 requires an enterprise to: (i) reconcile net income to comprehensive income; (ii) classify items of other comprehensive income (e.g., foreign currency translation adjustments, unearned compensation, etc.) by their nature in a financial statement; and (iii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. SFAS No.130 is effective for the Company's first quarter of fiscal year ending April 3, 1999.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)



         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for reporting selected financial data and descriptive information about an enterprise's reportable operating segments (as defined). This Statement also requires the reconciliation of total segment information presented to the corresponding amounts in the general purpose financial statements. Additionally, SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company's fiscal year ending April 3, 1999. The Company has not yet determined what additional disclosures, if any, may be required in connection with adopting this Statement.

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. SOP 98-5 is effective for the Company's fiscal year ending April 1, 2000. The Company has not yet determined whether the application of SOP 98-5 will have a material impact on the Company's financial position or results of operations.

  3  INVENTORIES

                            MARCH 28,     MARCH 29,
                             1998           1997
     Raw materials         $ 26,364       $ 32,781
     Work-in-process         12,406          5,788
     Finished goods         259,715        183,578
                           --------       --------
                           $298,485       $222,147
                           ========       ========

         Merchandise inventories of $130.9 million and $93.9 million at March 28, 1998 and March 29, 1997, respectively, were valued utilizing the retail method and are included in finished goods.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)



4    PROPERTY AND EQUIPMENT

                                      MARCH 28,      MARCH 29,
                                        1998           1997
Land                                  $    656       $    656
Furniture and fixtures                 116,870         54,415
Machinery and equipment                 22,189         18,567
Leasehold improvements                 158,255         96,044
                                      --------       --------
                                       297,970        169,682
Less: accumulated
  depreciation and amortization        122,622         74,427
                                      --------       --------

                                      $175,348       $ 95,255
                                      ========       ========

5    INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

         Effective March 31, 1997, the Company entered into a joint venture agreement with a nonaffiliated partner to acquire real property in New York City. Concurrent with the signing of the agreement, the Company made an initial contribution for its 50% interest in the joint venture in the amount of $5.0 million. On December 16, 1997, the Company entered into a second 50/50 joint venture agreement with this nonaffiliated partner. The entity formed through this joint venture entered into a long-term lease of a building located in the Soho District of New York City. The Company accounts for its 50% interest in these joint ventures under the equity method commencing from the effective dates of the agreements.

         At March 29, 1997, investments in and advances to joint ventures reflect the Company's 50% interest in PRC. Sales by the Company to PRC were $40.3 million and $38.9 million in fiscal 1997 and 1996, respectively. Purchases by the Company from PRC amounted to $6.7 million and $5.7 million in fiscal 1997 and 1996, respectively. At March 29, 1997, the Company had $20.3 million due from PRC which is included in prepaid expenses and other in the accompanying balance sheet.

6    ACCRUED EXPENSES AND OTHER

                                   MARCH 28,      MARCH 29,
                                     1998           1997
Accrued operating expenses         $ 39,941       $ 29,971
Accrued payroll and benefits         33,898         25,318
Accrued shop-within-shops            24,839          9,737
Accrued other                         3,117          3,833
                                   --------       --------

                                   $101,795       $ 68,859
                                   ========       ========

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

7   FINANCING AGREEMENTS

    Long-term debt consists of the following:

                                                      MARCH 28,          MARCH 29,
                                                        1998               1997
Polo Partnership term loans                           $    --            $60,000
Womenswear term loan                                       --              9,000
Other                                                     337              1,123
                                                      -------            -------
                                                          337             70,123
Less: current portion                                     337             22,248
                                                      -------            -------
                                                      $    --            $47,875
                                                      =======            =======

          On June 9, 1997, the Company entered into a new financing arrangement (the "New Credit Facility") providing for a $375.0 million revolving line of credit available for the issuance of letters of credit, acceptances or direct borrowings. Upon the closing of the Company's initial public offering, the amount available under the revolving line of credit was reduced to $225.0 million. The New Credit Facility matures on December 31, 2002. Borrowings under the New Credit Facility were used to refinance the Polo Partnership credit facility of $104.5 million and to repay in full $56.7 million of aggregate borrowings outstanding under the Womenswear credit facility and the PRC credit facility. Such borrowings were repaid from the net proceeds of the initial public offering (see Note 1 (b)).

          Borrowings under the New Credit Facility bear interest, as determined by the Company, at either the lender's Base Rate (as defined) or at the London Interbank Offered Rate ("LIBOR") plus an interest margin. The New Credit Facility is collateralized by trade accounts receivable and contains restrictive covenants relating to, among other things, net worth and leverage ratios, limitations on indebtedness and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the New Credit Facility provides that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of Polo's Common Stock (as defined herein). At March 28, 1998, the Company had no borrowings outstanding under the New Credit Facility.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

         On October 31, 1994, the Polo Partnershhip entered into a six-year financing arrangement with commercial banks providing for a $125.0 million revolving credit facility and $80.0 million in term loans. The revolving credit facility was available for the issuance of letters of credit, acceptances or direct borrowings and was limited to a borrowing base calculated on eligible accounts receivable, inventory and letters of credit. Any unused portion of the available credit line ($103.2 million at March 29, 1997) was subject to a 3/8% commitment fee. Notes and acceptances payable under this facility amounted to $4.7 million at March 29, 1997 and bore interest based on either the prime rate or LIBOR plus 1.75%, as permitted by the agreement (ranging from 5.5% to 6.25% at March 29, 1997). The credit facility and term loans were collateralized by trade wholesale accounts receivable, retail inventories and assignments of licensing revenue and certain trademarks.

         In fiscal 1996, Womenswear entered into a five-year financing arrangement with a financial institution providing for a $30.0 million revolving credit facility and a $10.0 million term loan. In February 1997, Womenswear amended its credit facility to increase its revolving credit facility to $40.0 million. The revolving credit facility was available for the issuance of letters of credit, acceptances or direct borrowings and was limited to a borrowing base calculated on eligible accounts receivable, inventory and accrued royalties. Any unused portion of the available credit line ($11.2 million at March 29, 1997) was subject to a 3/8% commitment fee. Notes and acceptances payable under this facility amounted to $22.1 million at March 29, 1997 and bore interest at the institution's reference rate (8.25% at March 29, 1997). The credit facility was collateralized by substantially all of the assets of Womenswear.

         The Polo Partnership term loans bore interest primarily at LIBOR plus 1.75% ranging from 6.9% to 8.25% at March 29, 1997) and the Womenswear term loan bore interest at the institution's reference rate plus 0.5% (8.75% at March 29, 1997). The weighted average interest rate on borrowings under revolving credit facilities was 8.0%, 7.7% and 8.4% in fiscal 1998, 1997 and 1996, respectively.

8   SUBORDINATED NOTES

         The subordinated notes were payable to Mr. Lauren in the amount of $20.0 million and to Mr. Lauren and the GS Group in the aggregate amount of $24.0 million. The subordinated note payable to Mr. Lauren was repaid on April 30, 1997 and the remaining notes were repaid to Mr. Lauren and the GS Group upon closing of the initial public offering (see Note 1 (b)). These notes bore interest at the prime rate (8.5% at March 29, 1997) and were subordinated to the Polo Partnership's credit facility and term notes. Interest expense on the subordinated notes amounted to $.6 million, $3.6 million and $3.8 million in fiscal 1998, 1997 and 1996, respectively.

                          POLO RALPH LAUREN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


9   INCOME TAXES

         Concurrent with the Reorganization and the termination of the Company's partnership status, the Company became fully subject to Federal, state and local income taxes. As a result and in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company recorded a deferred tax asset and a corresponding tax benefit in the amount of $27.4 million in its consolidated financial statements in the first quarter of fiscal 1998. The deferred income taxes reflect the net tax effect of temporary differences, primarily accounts receivable, uniform inventory capitalization, depreciation and other accruals, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

         Pursuant to the PRC Acquisition, the Company acquired $7.9 million of deferred tax assets.

         The components of the provision for income taxes were as follows:

                                                 FISCAL YEAR ENDED
                                   MARCH 28,         MARCH 29,         MARCH 30,
                                    1998               1997              1996
Current:
    Federal                        $ 60,265          $ 16,649          $  7,644
    State and local                  15,330             6,633             3,123
    Foreign                           4,427               460               392
                                   --------          --------          --------
                                     80,022            23,742            11,159
                                   --------          --------          --------
Deferred:
    Federal                         (22,357)             (652)             (234)
    State and local                  (5,640)             (286)               --
                                   --------          --------          --------
                                    (27,997)             (938)             (234)
                                   --------          --------          --------
                                   $ 52,025          $ 22,804          $ 10,925
                                   ========          ========          ========

                          POLO RALPH LAUREN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


         The foreign and domestic components of income before income taxes were as follows:

                                                 FISCAL YEAR ENDED
                                  MARCH 28,          MARCH 29,          MARCH 30,
                                    1998               1997               1996
Domestic                          $162,529           $113,188           $ 78,445
Foreign                             37,067             26,916             31,287
                                  --------           --------           --------
                                  $199,596           $140,104           $109,732
                                  ========           ========           ========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The components of the net deferred tax asset at March 28, 1998 and March 29, 1997 were as follows:

                                                       MARCH 28,        MARCH 29,
                                                         1998             1997
DEFERRED TAX ASSETS:
   Accounts receivable                                 $11,230          $   204
   Net operating loss carryforwards                      8,275               --
   Uniform inventory capitalization                      7,215            2,012
   Deferred compensation                                 5,685              591
   Property and equipment                                4,219              347
   Accrued expenses                                      2,990              143
   Other                                                 1,368             (544)
                                                       -------          -------
                                                        40,982            2,753
Less: Valuation allowance                                2,321               --
                                                       -------          -------
                                                       $38,661          $ 2,753
                                                       =======          =======

         The Company had available Federal net operating loss carryforwards of approximately $10.7 million and state net operating loss carryforwards of approximately $35.4 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in fiscal 2007. The utilization of the Federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382 which applies following certain changes in ownership of the entity generating the loss carryforward. Management believes that the Company will more likely than not generate sufficient future taxable income to realize the entire deferred tax asset prior to expiration of any of these net operating loss carryforwards.

                         POLO RALPH LAUREN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


         Also, the Company has available additional state net operating loss carryforwards of approximately $37.3 million for which no deferred tax asset has been recognized. A full valuation allowance has been recorded since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of the deferred tax asset relating to these net operating loss carryforwards would result in a reduction of goodwill recorded in connection with the PRC Acquisition.

         Provision has not been made for United States or additional foreign taxes on approximately $21.0 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to a PRLC or a U.S. affiliate, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States foreign tax credits.

         The pro forma provision for income taxes represents the income tax provisions that would have been reported had the Company been subject to additional Federal, state and local income taxes for the entire fiscal year. The pro forma effective tax rate was 40.8% and 42.0% in fiscal 1998 and fiscal 1997, respectively, which consisted of the following:

                                                        FISCAL YEAR ENDED
                                                 MARCH 28,             MARCH 29,
                                                   1998                  1997
                                                          (UNAUDITED)
Current:
    Federal                                      $ 63,822              $ 56,261
    State and local                                17,119                18,469
    Foreign                                         4,427                   512
                                                 --------              --------
                                                   85,368                75,242
                                                 --------              --------
Deferred:
    Federal                                        (1,043)               (7,842)
    State and local                                (1,694)               (2,610)
                                                 --------              --------
                                                   (2,737)              (10,452)
                                                 --------              --------
                                                 $ 82,631              $ 64,790
                                                 ========              ========

                         POLO RALPH LAUREN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


         The pro forma provision for income taxes differs from the amounts computed by applying the statutory Federal income tax rate to income before income taxes due to the following:

                                                                 FISCAL YEAR ENDED
                                                              MARCH 28,       MARCH 29,
                                                                1998            1997
                                                                     (UNAUDITED)
Provision for income taxes
   at statutory Federal rate                                  $ 70,965        $ 53,991
Increase (decrease) due to:
   State and local income taxes, net of Federal benefit         11,280           9,395
   Foreign income, net of foreign credits                       (1,213)           (766)
   Other                                                         1,599           2,170
                                                              --------        --------
                                                              $ 82,631        $ 64,790
                                                              ========        ========

10  FINANCIAL INSTRUMENTS

         In fiscal 1995, the Company entered into an interest rate swap agreement with a commercial bank which expires on October 14, 1999 to hedge against interest rate fluctuations. The swap agreement effectively converted the outstanding balance of the Polo Partnership's term loan from variable rate borrowings to fixed rate obligations. Under the terms of this agreement, the Company makes payments at a fixed rate of 6.955% and receives payments from the counterparty based on the notional amount ($40.0 million at March 28, 1998), adjusted for scheduled loan repayments, at a variable rate based on LIBOR. The net interest paid or received on this arrangement is included in interest expense. The fair value of this agreement was $.5 million and $.6 million at March 28, 1998 and March 29, 1997, respectively, based upon the estimated amount that the Company would pay to terminate the agreement, as determined by a financial institution. The Company terminated this agreement and paid $.5 million, representing the fair value of the agreement.

         The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on these contracts are deferred and recognized as adjustments to the bases of those assets. Such gains and losses were not material in fiscal 1998, 1997 and 1996.

         At March 28, 1998, the Company had a forward foreign exchange contract outstanding with Goldman, Sachs & Co. ("GS& Co.") to deliver 1.0 billion yen on April 15, 1998 in exchange for $9.1 million. At March 29, 1997, the Company had a forward foreign exchange contract outstanding with GS& Co. to deliver 825.0 million yen on April 15, 1997 in exchange for $8.1 million. These contracts are hedges relating to foreign licensing revenues. At March 28, 1998 and March 29, 1997, the fair value of these contracts approximated carrying value due to their short-term maturities.

                         POLO RALPH LAUREN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


         The Company is exposed to credit losses in the event of nonperformance by the counterparties to the forward foreign exchange contract, but it does not expect any counterparties to fail to meet their obligations.

         The carrying amounts of financial instruments reported in the accompanying balance sheets at March 28, 1998 and March 29, 1997 approximated their estimated fair values primarily due to either the short-term maturity of the instruments or their adjustable market rate of interest. Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

11  EMPLOYEE BENEFITS

    PROFIT SHARING RETIREMENT SAVINGS PLANS
         The Company sponsors two defined contribution benefit plans covering substantially all eligible U.S. employees not covered by a collective bargaining agreement. The plans include a savings plan feature under
    Section 401(k) of the Internal Revenue Code. The Company makes discretionary contributions to the plans and contributes an amount equal to 50% of the first 6% of an employee's contribution. Under the terms of the plans, a participant is 100% vested in the Company's matching and discretionary contributions after five years of credited service. Contributions under these plans approximated $6.0 million, $5.0 million and $4.6 million in fiscal 1998, 1997 and 1996, respectively.

    UNION PENSION
         Womenswear participates in a multi-employer pension plan and is required to make contributions to the International Ladies Garment Workers' Union (the "Union") for dues based on wages paid to union employees. A portion of such dues are allocated by the Union to a Retirement Fund which provides defined benefits to substantially all unionized workers. Womenswear does not participate in the management of the plan and has not been furnished with any information with respect to the type of benefits provided, vested and nonvested benefits or plan assets.

         Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan's unfunded vested benefits. Such withdrawal liability was assumed in conjunction with the acquisition of certain assets from RLW (see Note 1
    (d)). Womenswear has no current intention of withdrawing from the plan.

                        POLO RALPH LAUREN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

    DEFERRED COMPENSATION
         The Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were $14.2 million and $10.5 million at March 28, 1998 and March 29, 1997, respectively, and are reflected in other noncurrent liabilities in the accompanying balance sheets. Total compensation expense recorded was $4.9 million, $3.2 million and $2.1 million in fiscal 1998, 1997 and 1996, respectively. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected in other assets in the accompanying balance sheets.

12  COMMON STOCK

         Polo's Class B Common Stock is owned by Mr. Lauren and related entities and its Class C Common Stock is owned by the GS Group. Shares of Class B Common Stock are convertible at any time into shares of Class A Common
    Stock on a one-for-one basis and may not be transferred to anyone other than affiliates of Mr. Lauren. Shares of Class C Common Stock are convertible at any time into shares of Class A Common Stock on a one-for-one basis and may not be transferred to anyone other than among members of the GS Group or, until April 15, 2002, any successor of a member of the GS Group. The holders of Class A Common Stock generally have rights identical to holders of Class B Common Stock and Class C Common Stock, except that holders of Class A Common Stock and Class C Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Holders of all classes of Common Stock (as hereinafter defined) entitled to vote, will vote together as a single class on all matters presented to the stockholders for their vote or approval except for the election and the removal of directors and as otherwise required by applicable law. Class A Common Stock, Class B Common Stock and Class C Common Stock are collectively referred to herein as "Common Stock."

13  STOCK INCENTIVE PROGRAM

         On June 9, 1997, the Board of Directors adopted the 1997 Long-Term Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan authorizes the grant of awards to any officer or other employee, consultant to, or director of the Company or any of its subsidiaries with respect to a maximum of 10.0 million shares of the Company's Class A Common Stock (the "Shares"), subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events, which awards may be made in the form of: (i) nonqualified stock options;
    (ii) stock options intended to qualify as incentive stock options under
    Section 422 of the Internal Revenue Code; (iii) stock appreciation rights;
    (iv) restricted stock and/or restricted stock units; (v) performance awards; and (vi) other stock-based awards. At March 28, 1998, the Company had an additional 5.9 million Shares reserved for issuance under this plan.

                        POLO RALPH LAUREN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

         Stock options were granted in fiscal 1998 under the Stock Incentive Plan with an exercise price equal to the stock's fair market value on the date of grant. These options vest in equal installments primarily over three years for officers and other key employees and over two years for all remaining employees. The options expire ten years from the date of grant. No compensation cost has been recognized in the accompanying financial statements in accordance with APB No. 25. If compensation cost had been recognized for stock options granted under the Stock Incentive Plan based on the fair value of the stock options at the grant date in accordance with SFAS No. 123, the Company's pro forma net income and pro forma net income per share for fiscal 1998 would have been reduced to the following pro forma amounts:

    Pro forma net income                                                $108,985
    Pro forma net income per share - Basic and Diluted                     $1.09

         The weighted average fair value of stock options granted in fiscal 1998 was $12.62 per share. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.45%; dividend yield of 0%; volatility factor of 42.0%; and weighted average expected lives of 5.45 years.

         On June 9, 1997, the Board of Directors adopted the 1997 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan"). Under the Non-Employee Directors Plan, grants of options to purchase shares of Class A Common Stock of up to 500,000 shares may be granted to non-employee directors. Stock options vest in equal installments over two years and expire ten years from the date of grant. In fiscal 1998, the Board of Directors granted options to purchase 30,000 shares of Class A Common Stock with exercise prices equal to the stock's fair market value on the date of grant. At March 28, 1998, the Company had 470,000 options reserved for issuance under this plan.

         Stock option activity for the Stock Incentive Plan and Non-Employee Directors Plan in fiscal 1998 was as follows:

                                                                         WEIGHTED
                                                          NUMBER OF       AVERAGE
                                                            SHARES     EXERCISE PRICE
BALANCE AT MARCH 29, 1997                                     --          $   --
    Granted                                                4,550           26.00
    Exercised                                                 --              --
    Forfeited                                               (466)          26.00
    Expired                                                   --              --
                                                          ------          ------
BALANCE AT MARCH 28, 1998                                  4,084          $26.00
                                                          ======          ======

                        POLO RALPH LAUREN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

         At March 28, 1998, the weighted average remaining contractual life of outstanding options was 9.2 years and .5 million shares were exercisable at an exercise price of $26.00 per share. The price range of options granted and outstanding at March 28, 1998 was $22.91 to $29.81.

         In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan will be made from time to time in the open market over a two-year period commencing April 1, 1998. Shares acquired under the repurchase program will be used for stock option programs and other corporate purposes. The shares acquired will be accounted for as treasury stock at cost.

14  COMMITMENTS AND CONTINGENCIES

    LEASES
         The Company leases office, warehouse and retail space and office equipment under operating leases which expire through 2021. These leases typically provide the Company with the option after the initial lease term to either renew the lease at the current fair rental value or purchase the equipment at the current fair value. The Company generally expects that leases will be renewed or replaced by other leases in the normal course of business.

         As of March 28, 1998, aggregate minimum annual rental payments under noncancelable operating leases with lease terms in excess of one year were payable as follows:

FISCAL YEAR ENDING
1999                                                                    $ 57,145
2000                                                                      52,212
2001                                                                      46,633
2002                                                                      38,545
2003                                                                      34,785
Thereafter                                                               268,057
                                                                        --------
                                                                        $497,377
                                                                        ========

         Rent expense charged to operations was $53.9 million, $40.8 million and $34.5 million, net of sublease income of $1.5 million, $2.1 million and $2.1 million, respectively, in fiscal 1998, 1997 and 1996, respectively. Substantially all outlet and retail store leases provide for contingent rentals based upon sales and require the Company to pay taxes, insurance and occupancy costs. Certain rentals are based solely on a percentage of sales and one significant lease requires a fair market value adjustment at January 1, 2004. Contingent rental charges included in rent expense were $3.2 million, $3.7 million and $3.2 million in fiscal 1998, 1997 and 1996, respectively.

                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

LETTERS OF CREDIT
         At March 28, 1998, the Company is contingently liable for unexpired bank letters of credit of $19.9 million related to commitments for the purchase of inventories and in connection with its leases.

EMPLOYMENT AGREEMENTS
         The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

LEGAL MATTERS
         The Company initiated an arbitration proceeding in San Francisco in November 1996 for a declaration of rights under its license agreement with The Magnin Company, Inc., an independent free-standing retail licensee which operates a Polo store in Beverly Hills, California. The licensee had previously claimed that the Company breached its license agreement when the Company refused last year to authorize the opening of a free-standing Polo concession at Los Angeles International Airport by the licensee. The licensee in a counterclaim had sought compensatory and punitive damages. On September 8, 1997, the arbitration panel determined that the Company had made its decisions in good faith and fully in accordance with its rights and obligations under the license agreement and awarded the declaration sought by the Company. In addition, the panel determined that the licensee should take nothing by reason of its counterclaim.

         The Company is a defendant in a purported national class action lawsuit filed in the Delaware Supreme Court in July 1997. The plaintiff has brought the action allegedly on behalf of a class of persons who purchased products at the Company's outlet stores throughout the United States at any time since July 15, 1991. The complaint alleges that advertising and marketing practices used by the Company in connection with the sales of its products at its outlet stores violate guidelines established by the Federal Trade Commission and the consumer protection statutes of Delaware and other states with statutes similar to Delaware's Consumer Fraud Act and Delaware's Consumer Contracts Act. The lawsuit seeks, on behalf of the class, compensatory and punitive damages as well as attorneys' fees. The Company intends to vigorously defend this lawsuit and believes that it has substantial and meritorious defenses.

         The Company is from time to time involved in legal claims, involving trademark and intellectual property, licensing, employee relations and other matters incidental to its business. In the opinion of the Company's management, the resolution of any matter currently pending will not have a material effect on the financial condition or results of operations of the Company.

                        POLO RALPH LAUREN CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

15  QUARTERLY INFORMATION (UNAUDITED)

         The following is a summary of certain unaudited quarterly financial information for fiscal 1998 and 1997:

                                           JUNE 28,       SEPT. 27,      DEC. 27,       MARCH 28,
FISCAL 1998                                  1997           1997           1997           1998
Net revenues                               $287,944       $421,146       $405,672       $356,173
Gross profit                                145,418        207,039        191,625        171,199
Net income                                   44,638         44,933         29,311         28,689
PRO FORMA DATA:
    Net income                               17,194         44,933         29,311         28,689
    Net income per share - Basic and
         Diluted                           $   0.17       $   0.45       $   0.29       $   0.29

                                            JUNE 29,      SEPT. 28,      DEC. 28,       MARCH 29,
FISCAL 1997                                  1996           1996           1996           1997
Net revenues                               $223,808       $332,239       $306,459       $317,937
Gross profit                                103,573        147,450        137,854        142,969
Net income                                   12,655         43,920         24,785         35,940
PRO FORMA DATA:
    Net income                               12,388         32,879         20,323         23,882
    Net income per share - Basic and
         Diluted                           $   0.12       $   0.33       $   0.20       $   0.24

         The pro forma data presents the effects on the historical financial statements of the adjustments described in Note 1 (f) as if they had occurred at March 31, 1996. Net income per share represents both the basic and diluted computation in accordance with SFAS No. 128, Earnings per Share. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the initial public offering of 100.2 million were considered to be outstanding in the quarter ended June 28, 1997 and in fiscal 1997. The actual weighted average number of shares outstanding of 100.2 million was used for the computation of basic net income per share for the remainder of fiscal 1998. The weighted average number of shares outstanding used in the computation of diluted net income per share was 100.2 million, 100.3 million and 100.4 million for the quarter ended September 27, 1997, December 27, 1997 and March 28, 1998, respectively. The difference between the basic and diluted weighted average shares outstanding is due to the dilutive effect of stock options issued under the Company's stock option plans.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Polo Ralph Lauren Corporation:
New York, New York

         We have audited the consolidated financial statements as of and for the year ended March 28, 1998 and the combined financial statements as of and for the year ended March 29, 1997 of Polo Ralph Lauren Corporation and subsidiaries (the "Company"), and have issued our report thereon dated May 15, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated and combined financial statement schedule of Polo Ralph Lauren Corporation and subsidiaries, listed in Item 14. This consolidated and combined financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated and combined financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
May 15, 1998

                          INDEPENDENT AUDITOR'S REPORT

The Partners
Polo Ralph Lauren Enterprises, L.P.

         We have audited, in accordance with generally accepted auditing standards, the combined statements of income, partners' capital, and cash flows of Polo Ralph Lauren Corporation for the year ended March 30, 1996 included in Polo Ralph Lauren Corporation's Annual Report to Stockholders included in this Form 10-K, and have issued our report thereon dated June 21, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on the index in Item 14(a) 2 of this Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The financial data for the fiscal year ended March 30, 1996 included in the schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data for the fiscal year ended March 30, 1996 required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Mahoney Cohen Rashba & Pokart, CPA, PC

MAHONEY COHEN RASHBA & POKART, CPA, PC
New York, New York
June 21, 1996

                                                                     SCHEDULE II

                          POLO RALPH LAUREN CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT    CHARGED TO    CHARGED TO                     BALANCE AT
                                         BEGINNING     COSTS AND       OTHER                         END OF
          DESCRIPTION                     OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS        OF YEAR
                                          -------       -------       -------       -------          -------
YEAR ENDED MARCH 28, 1998
    Allowance for doubtful accounts       $ 6,289       $ 1,155       $     0       $   797(a)       $ 6,647
    Allowance for sales discounts           6,556        30,539            --        31,295            5,800
                                          -------       -------       -------       -------          -------
                                          $12,845       $31,694       $     0       $32,092          $12,447
                                          =======       =======       =======       =======          =======
YEAR ENDED MARCH 29, 1997
    Allowance for doubtful accounts       $ 5,554       $   833       $     0       $    98(a)       $ 6,289
    Allowance for sales discounts           5,500        27,308            --        26,252            6,556
                                          -------       -------       -------       -------          -------
                                          $11,054       $28,141       $     0       $26,350          $12,845
                                          =======       =======       =======       =======          =======
YEAR ENDED MARCH 30, 1996
    Allowance for doubtful accounts       $ 4,517       $ 1,122       $     0       $    85(a)       $ 5,554
    Allowance for sales discounts           3,700        22,280            --        20,480            5,500
                                          -------       -------       -------       -------          -------
                                          $ 8,217       $23,402       $     0       $20,565          $11,054
                                          =======       =======       =======       =======          =======

----------------------------

(a) ACCOUNTS WRITTEN-OFF AS UNCOLLECTIBLE.

                                 EXHIBIT INDEX
                                 -------------

      EXHIBIT
      NUMBER                         DESCRIPTION
------------------- --------------------------------------------------------------------------------------
 3.1                Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's
                    Registration Statement on Form S-1 (No. 333-24733)) (the "S-1").*

 3.2                Amended and Restated By-laws of the Company (filed as Exhibit
                    3.2 to the S-1).*

10.1                Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan
                    (filed as Exhibit 10.1 to the S-1)*+

10.2                Polo Ralph Lauren Corporation 1997 Stock Option Plan for Non-Employee
                    Directors (filed as Exhibit 10.2 to the S-1)*+

10.3                Registration Rights Agreement dated as of June 9, 1997 by and among
                    Ralph Lauren, GS Capital Partners, L.P., GS Capital Partners PRL Holding
                    I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund
                    1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994,
                    L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*

10.4                U.S.A. Design and Consulting Agreement, dated January 1, 1985, between
                    Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, and
                    Cosmair, Inc., and letter agreement related thereto dated January 1,
                    1985** (filed as Exhibit 10.4 to the S-1)*

10.5                Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky
                    Lauren and Mark N. Kaplan, as Licensor, and Cosmair, Inc., as Licensee,
                    and letter agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the
                    S-1)*

10.6                Foreign Design and Consulting Agreement, dated January 1, 1985, between
                    Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, as
                    Licensor, and L'Oreal S.A., as Licensee, and letter agreements related thereto dated January 1, 1985, September 16, 1994 and October 25, 1994** (filed as
                    Exhibit 10.6 to the S-1)*

10.7                Restated Foreign License Agreement, dated January 1, 1985, between The
                    Polo/Lauren Company, as Licensor, and L'Oreal S.A., as Licensee, letter agreement related thereto dated January 1, 1985, and Supplementary
                    Agreement thereto, dated October 1, 1991** (filed as Exhibit 10.7 to the S-1)*

10.8                Amendment, dated November 27, 1992, to Foreign Design And Consulting
                    Agreement and Restated Foreign License Agreement** (filed as Exhibit 10.8 to the S-1)*

10.9                License Agreement, made as of January 1, 1998, between Ralph Lauren
                    Home Collection, Inc. and WestPoint Stevens Inc.**

10.10               License Agreement, dated March 1, 1998, between The Polo/Lauren Company, L.P. and
                    Polo Ralph Lauren Japan Co., Ltd., and undated letter agreement related thereto** (filed as Exhibit 10.10 to the S-1)*

10.11               Design Services Agreement, dated March 1, 1998, between Polo Ralph
                    Lauren Enterprises, L.P. and Polo Ralph Lauren Japan Co., Ltd.** (filed as Exhibit 10-11 to the S-1)*

10.12               Deferred Compensation Agreement dated April 1, 1993, between Michael J.
                    Newman and Polo Ralph Lauren Corporation, assigned October 31, 1994 to Polo Ralph
                    Lauren, L.P. (filed as Exhibit 10.12 to the S-1)*+

10.14               Deferred Compensation Agreement dated April 2, 1995 between F. Lance Isham and Polo
                    Ralph Lauren, L.P.(filed as Exhibit 10.14 to the S-1)*+

10.15               Deferred Compensation Agreement dated April 1, 1993 between Cheryl L.
                    Sterling Udell and Polo Ralph Lauren Corporation, assigned October 31, 1994 to Polo
                    Ralph Lauren, L.P.(filed as Exhibit 10.15 to the S-1)*+

10.16               Amended and Restated Employment Agreement dated October 26, 1993 between
                    Michael J. Newman and Polo Ralph Lauren Corporation, as amended and assigned October 31, 1994 to Polo Ralph Lauren, L.P. and as further amended as of June
                    9, 1997 (filed as Exhibit 10.17 to the S-1)*+

10.17               Employment Agreement dated April 2, 1995 between F. Lance Isham and Polo Ralph
                    Lauren, L.P. (filed as Exhibit 10.19 to the S-1)*+

10.18               Employment Agreement dated October 26, 1993 between Cheryl L. Sterling
                    Udell and Polo Ralph Lauren Corporation, assigned October 31, 1994 to Polo Ralph
                    Lauren, L.P. (filed as Exhibit 10.20 to the S-1)*+

10.19               Stockholders Agreement dated as of June 9, 1997 among Polo Ralph Lauren
                    Corporation, GS Capital Partners, L.P., GS Capital Partners PRL Holding
                    I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund
                    1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., Mr. Ralph
                    Lauren, RL Holding, L.P. and RL Family  (filed as Exhibit 10.22 to the S-1)*

10.20               Form of Reorganization Note (filed as Exhibit 10.23 to the S-1)*

10.21               Form of Credit Agreement between Polo Ralph Lauren Corporation and The Chase
                    Manhattan Bank  (filed as Exhibit 10.24 to the S-1)*

10.22               Form of Guarantee and Collateral Agreement by Polo Ralph
                    Lauren Corporation in favor of The Chase Manhattan Bank
                    (filed as Exhibit 10.25 to the S-1)*

10.23               Form of Indemnification Agreement between Polo Ralph Lauren
                    Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*

10.24               Employment Agreement dated June 9, 1997 between Ralph Lauren and Polo Ralph Lauren
                    Corporation  (filed as Exhibit 10.27 to the S-1)*+

10.25               Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph
                    Lauren Enterprises, L.P. and Jones Apparel Group, Inc.**

10.26               License Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren
                    Enterprises, L.P. and Jones Apparel Group, Inc.**

 21.1               List of Significant Subsidiaries of the Company.

 24.1               Powers of Attorney.

 27.1               Financial Data Schedule.

------------------------------------


*        Incorporated herein by reference.

+        Exhibit is a management contract or compensatory plan or arrangement.

** Portions of Exhibits 10.4 - 10.11 and 10.25 and 10.26 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.