Form 10-Q
period 1998-06-27
POLO RALPH LAUREN CORP
filed 1998-08-11
CIK 1037038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13057


                          POLO RALPH LAUREN CORPORATION
             (Exact name of registrant as specified in its charter)


                          DELAWARE                                13-2622036
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                             Identification No.)

      650 MADISON AVENUE, NEW YORK, NEW YORK                        10022
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

Yes [X] No [ ]

At August 6, 1998, 33,972,042 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

================================================================================

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q


PART 1.   FINANCIAL INFORMATION

                                                                            PAGE
Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 27, 1998 (Unaudited)
            and March 28, 1998............................................     3

          Consolidated Statements of Income for the three months ended
            June 27, 1998 and June 28, 1997 (Unaudited)...................     4

          Consolidated Statements of Cash Flows for the three months ended
            June 27, 1998 and June 28, 1997 (Unaudited)...................   5-6

          Notes to Consolidated Financial Statements......................  7-10

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................. 11-16


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................    17

Item 5.   Other Information...............................................    17

Item 6.   Exhibits and Reports on Form 8-K................................    18

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              JUNE 27,              MARCH 28,
                                                                                                1998                   1998
                                                                                         -------------------    -------------------
                                                                                            (UNAUDITED)
                                     ASSETS
Current assets
  Cash and cash equivalents                                                                         $35,173                $58,755
  Accounts receivable, net of allowances of $10,904 and $12,447, respectively                       111,824                149,120
  Inventories                                                                                       357,710                298,485
  Deferred tax assets                                                                                24,448                 24,448
  Prepaid expenses and other                                                                         29,794                 25,656
                                                                                         -------------------    -------------------

                                     TOTAL CURRENT ASSETS                                           558,949                556,464

Property and equipment, net                                                                         185,332                175,348
Deferred tax assets                                                                                  14,213                 14,213
Other assets, net                                                                                    83,962                 79,105
                                                                                         -------------------    -------------------

                                                                                                   $842,456               $825,130
                                                                                         ===================    ===================

           LIABILITIES AND STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL

Current liabilities
  Notes and acceptances payable - banks                                                            $  3,000                     --
  Accounts payable                                                                                   92,513               $100,126
  Income taxes payable                                                                               12,572                  2,554
  Accrued expenses and other                                                                         93,476                 99,578
                                                                                         -------------------    -------------------

                                     TOTAL CURRENT LIABILITIES                                      201,561                202,258

Other noncurrent liabilities                                                                         41,088                 38,546

Stockholders' equity and partners' capital
  Common Stock
    Class A, par value $.01 per share; 500,000,000 shares
      authorized; 34,273,428 and 34,272,726 shares issued and outstanding, respectively                 343                    343
    Class B, par value $.01 per share; 100,000,000 shares
      authorized; 43,280,021 shares issued and outstanding                                              433                    433
    Class C, par value $.01 per share; 70,000,000 shares
      authorized; 22,720,979 shares issued and outstanding                                              227                    227
  Additional paid-in-capital                                                                        447,936                447,918
  Retained earnings and partners' capital                                                           159,449                136,738
  Treasury Stock, Class A, at cost (256,900 shares)                                                  (7,248)                    --
  Unearned compensation                                                                              (1,333)                (1,333)
                                                                                         -------------------    -------------------

                                     TOTAL STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL               599,807                584,326
                                                                                         ------------------------------------------

                                                                                                   $842,456               $825,130
                                                                                         ===================    ===================

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                      -------------------------
                                                                        JUNE 27,      JUNE 28,
                                                                          1998          1997
                                                                      ------------ ------------
Net sales                                                                $311,155     $255,412
Licensing revenue                                                          43,283       32,532
Other income                                                                4,338        1,706
                                                                      ------------ ------------
  Net revenues                                                            358,776      289,650

Cost of goods sold                                                        176,162      142,998
                                                                      ------------ ------------
  Gross profit                                                            182,614      146,652

Selling, general and administrative expenses                              144,963      117,908
                                                                      ------------ ------------
  Income from operations                                                   37,651       28,744

Interest income (expense)                                                     680       (2,762)
                                                                      ------------ ------------
  Income before income taxes                                               38,331       25,982

Provision (benefit) for income taxes                                       15,620      (18,656)
                                                                      ------------ ------------
  Net income                                                              $22,711      $44,638
                                                                      ============ ============

PRO FORMA (NOTE 2) - (UNAUDITED)
Historical income before income taxes                                                  $25,982
Pro forma adjustments other than income taxes                                            3,163
                                                                                   ------------
Pro forma income before income taxes                                                    29,145
Pro forma provision for income taxes                                                    11,949
                                                                                   ------------
Pro forma net income                                                                   $17,196
                                                                                   ============
Historical and pro forma net income per share - Basic and Diluted         $  0.23      $  0.17
                                                                      ============ ============
Historical and pro forma common shares outstanding - Basic            100,195,134  100,222,444
                                                                      ============ ============
Historical and pro forma common shares outstanding - Diluted          100,570,710  100,222,444
                                                                      ============ ============

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                   ------------------------
                                                                                     JUNE 27,     JUNE 28,
                                                                                       1998         1997
                                                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $22,711      $44,638
Adjustments to reconcile net income to net
  cash provided by operating activities
     Benefit from deferred income taxes                                                     -      (21,746)
     Depreciation and amortization                                                     10,759        5,878
     Provision for losses on accounts receivable                                          188          281
     Changes in deferred liabilities                                                     (423)       2,416
     Other                                                                              1,515         (702)
     Changes in assets and liabilities, net of acquisition
         Accounts receivable                                                           37,108       55,376
         Inventories                                                                  (59,225)     (42,228)
         Prepaid expenses and other                                                    (4,139)        (928)
         Other assets, net                                                             (2,814)        (769)
         Accounts payable                                                              (7,613)     (23,998)
         Income taxes payable and accrued expenses and other                            5,365       (1,202)
                                                                                   -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               3,432       17,016
                                                                                   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment, net                                         (21,550)     (10,301)
     Acquisition, net of cash acquired                                                      -       (8,551)
     Investments in joint ventures                                                          -       (5,000)
     Cash surrender value - officers' life insurance, net                              (1,060)        (655)
                                                                                   -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                                                 (22,610)     (24,507)
                                                                                   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock, net                                           18      268,797
     Repurchases of common stock                                                       (7,248)           -
     Proceeds from (repayments of) short-term borrowings, net                           3,000      (17,257)
     Repayments of borrowings against officers' life insurance policies                     -       (4,901)
     Repayments of long-term debt and subordinated notes                                 (174)    (134,599)
     Payment of dividend and Reorganization notes                                           -      (43,024)
     Distributions paid to partners                                                         -      (44,855)
                                                                                   -----------  -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (4,404)      24,161
                                                                                   -----------  -----------
Net (decrease) increase in cash and cash equivalents                                  (23,582)      16,670
Cash and cash equivalents at beginning of period                                       58,755       29,599
                                                                                   -----------  -----------
Cash and cash equivalents at end of period                                            $35,173      $46,269
                                                                                   ===========  ===========

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                   ------------------------
                                                                                     JUNE 27,     JUNE 28,
                                                                                       1998         1997
                                                                                   -----------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                                              $631       $2,802
                                                                                   ===========  ===========
     Cash paid for income taxes                                                        $5,922       $1,880
                                                                                   ===========  ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Foreign tax credits distributed to partners                                                      $509
                                                                                                ===========
     Capital obligations for completed shop-within-shops                                    -       $5,823
                                                                                   ===========  ===========
     Fair value of assets acquired, excluding cash                                                 $69,537
     Less:
       Cash paid                                                                                     8,551
       Fair market value of common stock issued for acquisition                                        697
                                                                                                -----------
     Liabilities assumed                                                                           $60,289
                                                                                                ===========
     Fair market value of restricted stock grants                                                     $667
                                                                                                ===========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION FOR JUNE 27, 1998 AND JUNE 28, 1997 IS UNAUDITED)


1  BASIS OF PRESENTATION

   (A) UNAUDITED INTERIM FINANCIAL STATEMENTS
       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the March 28, 1998 audited consolidated financial statements of Polo Ralph Lauren Corporation and subsidiaries ("Polo"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

       Operating results for the three months ended June 27, 1998 and June 28, 1997 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 1998 audited consolidated financial statements.

   (B) BASIS OF PRESENTATION
       Polo Ralph Lauren Corporation ("PRLC") was incorporated in Delaware in March 1997. On June 9, 1997, the partners and certain of their affiliates contributed to PRLC all of the outstanding stock of, and partnership interests in, the entities which comprise the predecessor group of companies in exchange for common stock and cash (the "Reorganization"). The accompanying consolidated financial statements for the three months ended June 28, 1997 include the combined results of operations of Polo Ralph Lauren Enterprises, L.P., Polo Ralph Lauren, L.P. and subsidiaries and The Ralph Lauren Womenswear Company, L.P. and subsidiaries (collectively, the "Predecessor Company") through June 9, 1997 and the consolidated results of operations of Polo thereafter (Polo, together with the Predecessor Company, is referred to herein as the "Company"). The controlling interests of the Predecessor Company were held by Mr. Ralph Lauren, with a 28.5% interest held by certain investment funds affiliated with The Goldman Sachs Group, L.P. (collectively, the "GS Group"). The financial statements of PRLC have not been included prior to its acquisition of the Predecessor Company because PRLC was a shell company with no business operations.

       The accompanying consolidated financial statements as of and for the three months ended June 27, 1998 include the results of operations of Polo.

       The financial statements of the Predecessor Company are being presented on a combined basis because of their common ownership. The combined financial statements have been prepared as if the entities had operated as a single consolidated group since their respective dates of organization.

       All significant intercompany balances and transactions have been eliminated.

   (C) INITIAL PUBLIC OFFERING
       On June 17, 1997, the Company completed the sale of 11,170,000 shares of its Class A Common Stock at $26.00 per share in connection with the its initial public offering. The net proceeds from the initial public offering, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million.

2  SIGNIFICANT ACCOUNTING POLICIES

   (A) PRO FORMA ADJUSTMENTS (UNAUDITED)

       The pro forma statement of income data for the three months ended June 28, 1997 presents the effects on the historical financial statements of certain transactions as if they had occurred at March 31, 1996. The pro forma statement of income data reflects adjustments for: (i) income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes, calculated using a pro forma effective tax rate of approximately 41.0%; and (ii) the reduction of interest expense resulting from the application of a portion of the net proceeds from the initial public offering to outstanding indebtedness.

   (B) NET INCOME PER SHARE (UNAUDITED)

       Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the period and excluded any potential dilution. Diluted net income per share was calculated similarly but included potential dilution from the exercise of stock options and awards. The weighted average number of shares outstanding in the three months ended June 27, 1998 represent the actual number of shares outstanding during such period. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the initial public offering were considered to be outstanding in the three months ended June 28, 1997.

   (C) RECLASSIFICATIONS

       For comparative purposes, certain prior period amounts have been reclassified to conform to the current year's presentation.

   (D) COMPREHENSIVE INCOME

       Effective March 29, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting of comprehensive income and its components in the financial statements. For the three months ended June 27, 1998 and June 28, 1997, comprehensive income was equal to net income.

   (E) RECENTLY ISSUED PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement establishes standards for reporting selected financial data and descriptive information about an enterprise's reportable operating segments (as defined). This Statement also requires the reconciliation of total segment information presented to the corresponding amounts in the general purpose financial statements. Additionally, SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas and major customers. The required disclosures, if any, will be presented in the Company's Annual Report on Form 10-K for the fiscal year ending April 3, 1999.

       In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of fiscal year ending April 1, 2000 and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

       In April 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98- 5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires that costs of start-up activities, including organization costs and retail store openings, be expensed as incurred. SOP 98-5 is effective for the Company's fiscal year ending April 1, 2000. The Company has not yet determined whether the application of SOP 98-5 will have a material impact on the Company's financial position or results of operations.

3  INVENTORIES

                                                       JUNE 27,        MARCH 28,
                                                        1998             1998

     Raw materials                                     $ 22,070         $ 26,364
     Work-in-process                                     11,479           12,406
     Finished goods                                     324,161          259,715
                                                        -------          -------
                                                       $357,710         $298,485
                                                       ========         ========

       Merchandise inventories of $170.8 million and $130.9 million at June 27, 1998 and March 28, 1998, respectively, were valued utilizing the retail method and are included in finished goods.

                          POLO RALPH LAUREN CORPORATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO WHICH ARE INCLUDED HEREIN. THE COMPANY UTILIZES A 52-53 WEEK FISCAL YEAR ENDING ON THE SATURDAY NEAREST MARCH 31. ACCORDINGLY, FISCAL YEARS 1999 AND 1998 END ON APRIL 3, 1999 AND MARCH 28, 1998, RESPECTIVELY. DUE TO THE COLLABORATIVE AND ONGOING NATURE OF THE COMPANY'S RELATIONSHIPS WITH ITS LICENSEES, SUCH LICENSEES ARE REFERRED TO HEREIN AS "LICENSING PARTNERS" AND THE RELATIONSHIPS BETWEEN THE COMPANY AND SUCH LICENSEES ARE REFERRED TO HEREIN AS "LICENSING ALLIANCES." NOTWITHSTANDING THESE REFERENCES, HOWEVER, THE LEGAL RELATIONSHIP BETWEEN THE COMPANY AND ITS LICENSEES IS ONE OF LICENSOR AND LICENSEE, AND NOT ONE OF PARTNERSHIP.

       CERTAIN STATEMENTS CONTAINED IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SEE PART II. OTHER INFORMATION. ITEM 5. - "STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE."

   OVERVIEW

       The Company began operations in 1968 as a designer and marketer of premium quality men's clothing and sportswear. Since inception, the Company, through internal operations and in conjunction with its licensing partners, has grown through increased sales of existing product lines, the introduction of new brands and products, expansion into international markets and development of its retail operations. The Company's net revenues are generated from its three integrated operations: wholesale, retail and licensing alliances. Licensing revenue includes royalties received from home collection licensing partners.

   RESULTS OF OPERATIONS

       The following discussion provides information and analysis of the Company's results of operations for the three months ended June 27, 1998 compared to June 28, 1997. As a result of the Company's initial public offering completed on June 17, 1997 and the use of a portion of the net proceeds therefrom to reduce outstanding indebtedness, historical interest expense is not discussed below because such information is not meaningful. The effect of income taxes is also not discussed below because the historic taxation of the operations of the Company is not meaningful with respect to periods following the Reorganization.

       The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three months ended June 27, 1998 and June 28, 1997:

                                                        JUNE 27,        JUNE 28,
                                                         1998            1997
                                                         ----            ----
   Net sales...........................................  86.7%           88.2%

   Licensing revenue...................................  12.1            11.2

   Other income........................................   1.2             0.6
                                                        -----           -----
   Net revenues........................................ 100.0           100.0
                                                        -----           -----
   Gross profit........................................  50.9            50.6

   Selling, general and administrative expenses........  40.4            40.7
                                                        -----           -----
   Income from operations..............................  10.5%            9.9%
                                                        =====           =====

   THREE MONTHS ENDED JUNE 27, 1998 COMPARED TO THREE MONTHS ENDED JUNE 28, 1997

       NET SALES. Net sales increased 21.8% to $311.2 million in the three months ended June 27, 1998 from $255.4 million in the three months ended June 28, 1997. Wholesale net sales increased 30.6% to $170.0 million in the three months ended June 27, 1998 from $130.2 million in the corresponding period of fiscal 1998. Wholesale growth primarily reflects increased menswear sales resulting from the timing of shipments to retailers for the summer season and volume-driven sales increases in existing menswear and womenswear brands. Retail sales increased by 12.8% to $141.2 million in the three months ended June 27, 1998 from $125.2 million in the corresponding period in fiscal 1998. This increase is primarily attributable to the benefit of three months of operations for three new Polo stores and ten new outlet stores opened in fiscal 1998 aggregating $15.8 million. At June 27, 1998, the Company operated 28 Polo stores and 75 outlet stores.

       LICENSING REVENUE. Licensing revenue increased 33.1% to $43.3 million in the three months ended June 27, 1998 from $32.5 million in the corresponding period of fiscal 1998. This increase is primarily attributable to an overall increase in sales of existing licensed products, particularly Chaps, Lauren and Polo Jeans, and the Company's continued expansion into international markets.

       GROSS PROFIT. Gross profit as a percentage of net revenues increased to 50.9% in the three months ended June 27, 1998 from 50.6% in the corresponding period of fiscal 1998. This increase was primarily attributable to improvements in the Company's retail gross margins which increased slightly due to an improved initial markup. Additionally, licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 12.1% in the three months ended June 27, 1998 from 11.2% in the corresponding period in fiscal 1998.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $145.0 million or 40.4% of net revenues in the three months ended June 27, 1998 from $117.9 million or 40.7% of net revenues in the corresponding period of fiscal 1998. This improvement in SG&A expenses as a percentage of net revenues was due to expense leveraging achieved with the Company's revenue growth.

   LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations and credit facilities.

       Net cash provided by operating activities decreased to $3.4 million in the three months ended June 27, 1998 from $17.0 million in the comparable period in fiscal 1998. This reduction was driven by changes in accounts receivable and inventories primarily due to seasonality, timing (i.e., shipments and customer remittances) and the overall growth of the business. These factors were offset by changes in trade accounts payable and other liabilities as a result of timing of payments. Net cash used for investing activities decreased to $22.6 million in the three months ended June 27, 1998 from $24.5 million in the comparable period in fiscal 1998. This decrease principally reflects an increase in capital expenditures offset by the use of $8.6 million to acquire the operations of Polo Retail Corporation and a $5.0 million investment in a joint venture with a nonaffiliated partner, both of which investments were made in the quarter ended June 28, 1997. Net cash used in financing activities increased to $4.4 million in the three months ended June 27, 1998 from net cash provided by financing activities of $24.2 million in the comparable period in fiscal 1998. This increase in net cash used primarily reflects the repurchase of common stock in the three months ended June 27, 1998 and, in the comparable period in fiscal 1998, net proceeds received from the initial public offering, offset by the application of a portion of the net proceeds to repay outstanding indebtedness, scheduled debt repayments and partner distributions.

       On June 9, 1997, the Company entered into a credit facility with a syndicate of banks which consists of a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002 (the "Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a Base Rate equal to the higher of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the London Interbank Offered Rate plus an interest margin. The agreement contains customary representations, warranties, covenants and events of default, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreement provides that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of June 27, 1998, the Company had $3.0 million outstanding in direct borrowings and was contingently liable for $38.8 million in outstanding letters of credit under the Credit Facility.

       Capital expenditures were $21.6 million and $10.3 million in the three months ended June 27, 1998 and June 28, 1997, respectively. The increase in capital expenditures in the three months ended June 27, 1998 represents primarily expenditures associated with the Company's shop-within-shops development program which includes new shops, renovations and expansions, as well as expenditures incurred in connection with the expansion of the Company's retail operations. The Company plans to invest approximately $120.0 million, net of landlord incentives, over the current fiscal year in its retail stores, including flagship stores and expansion of its distribution facility, the shop-within-shops development program and other capital projects. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

       In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan will be made from time to time in the open market over a two-year period which commenced April 1, 1998. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of June 27, 1998, the Company had repurchased 256,900 shares of its Class A Common Stock at an aggregate cost of $7.2 million.

       Management believes that cash from ongoing operations and funds available under the Credit Facility will be sufficient to satisfy the Company's current level of operations, capital requirements, stock repurchase program and other corporate activities for the next twelve months. Additionally, the Company does not intend to pay dividends on its Common Stock in the next twelve months. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

   SEASONALITY OF BUSINESS

       The Company's business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments to retail customers and key vacation travel and holiday shopping periods in the retail segment. As a result of the growth in the Company's retail operations and licensing revenue, historical quarterly operating trends and working capital requirements may not accurately reflect future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail.

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

   NEW ACCOUNTING STANDARDS

       In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement establishes standards for reporting selected financial data and descriptive information about an enterprises' reportable operating segments (as defined). This Statement also requires the reconciliation of total segment information presented to the corresponding amounts in the general purpose financial statements. Additionally, SFAS No. 131 establishes standards for related disclosures about products and services, geographic areas and major customers. The required disclosures, if any, will be presented in the Company's Annual Report on Form 10-K for the fiscal year ending April 3, 1999.

       In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of fiscal year ending April 1, 2000 and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

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

       The Company will utilize both internal and external resources to reprogram, replace and test the software for Year 2000 modifications. The Company plans to complete the major initiatives of its Year 2000 project within the current fiscal year. To date, the Company has incurred expenses of approximately $1.9 million related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan. The total remaining cost of the Year 2000 project is estimated at $4.0 to $5.0 million and is being funded through operating cash flows. Of the total project cost, approximately $0.5 million is attributable to the purchase of new software which will be capitalized. The remainder will be expensed as incurred.

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

                           PART II. OTHER INFORMATION


   ITEM 1. LEGAL PROCEEDINGS.

       The Company is involved from time to time in various legal proceedings arising in the ordinary course of business. In the opinion of the Company's management, the resolution of any matter currently pending will not have a material effect on the financial condition or results of operations of the Company.

   ITEM 5. OTHER INFORMATION.

   SHAREHOLDER PROPOSALS

       Any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Company after June 14, 1999.

   STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

       Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers and risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; uncertainties relating to the Company's ability to implement its growth strategy; risks associated with the possible adverse impact of the inability of the Company's unaffiliated manufacturers to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing; and, the possible adverse impact of changes in import restrictions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits--

       27.1  Financial Data Schedule

   (b) Reports on Form 8-K--

       No reports on Form 8-K were filed by the Company in the quarter ended June 27, 1998.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               POLO RALPH LAUREN CORPORATION


   Date: August 11, 1998       By: /s/ Nancy A. Platoni Poli
                               -----------------------------
                               Nancy A. Platoni Poli
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)