Form 10-Q
period 1998-09-26
POLO RALPH LAUREN CORP
filed 1998-11-10
CIK 1037038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

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

                                 Yes [X] No [ ]

At November 5, 1998, 33,673,214 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

================================================================================

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q

PART 1. FINANCIAL INFORMATION

                                                                            PAGE

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 26, 1998
          (Unaudited) and March 28, 1998 ................................      3

        Consolidated Statements of Income for the three months
          and six months ended September 26, 1998 and
          September 27, 1997 (Unaudited) ................................      4

        Consolidated Statements of Cash Flows for the six
          months ended September 26, 1998 and
          September 27, 1997 (Unaudited) ................................    5-6

        Notes to Consolidated Financial Statements ......................   7-10

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations .................  11-18

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders .............  19-20

Item 5. Other Information ...............................................     20

Item 6. Exhibits and Reports on Form 8-K ................................     21

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             SEPTEMBER 26,    MARCH 28,
                                                                 1998           1998
                                                             -----------    -----------
                                                             (Unaudited)
                                     ASSETS
Current assets
    Cash and cash equivalents                                $    46,530    $    58,755
    Accounts receivable, net of allowances of $12,558
      and $12,447, respectively                                  170,453        149,120
    Inventories                                                  398,335        298,485
    Deferred tax assets                                           24,448         24,448
    Prepaid expenses and other                                    31,589         25,656
                                                             -----------    -----------

          TOTAL CURRENT ASSETS                                   671,355        556,464

Property and equipment, net                                      229,774        175,348
Deferred tax assets                                               14,199         14,213
Other assets, net                                                100,485         79,105
                                                             -----------    -----------

                                                             $ 1,015,813    $   825,130
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes and acceptances payable - banks                    $    79,600    $        --
    Accounts payable                                             132,789        100,126
    Income taxes payable                                          20,819          2,554
    Accrued expenses and other                                    95,735         99,578
                                                             -----------    -----------

          TOTAL CURRENT LIABILITIES                              328,943        202,258

Other noncurrent liabilities                                      45,885         38,546

Stockholders' equity
  Common Stock
    Class A, par value $.01 per share; 500,000,000 shares
      authorized; 34,277,078 and 34,272,726 shares
      issued, respectively                                           343            343
    Class B, par value $.01 per share; 100,000,000 shares
      authorized; 43,280,021 shares issued and outstanding           433            433
    Class C, par value $.01 per share; 70,000,000 shares
      authorized; 22,720,979 shares issued and outstanding           227            227
    Additional paid-in-capital                                   448,031        447,918
    Retained earnings                                            209,368        136,738
    Treasury Stock, Class A, at cost (603,864 shares)            (16,084)            --
    Unearned compensation                                         (1,333)        (1,333)
                                                             -----------    -----------

          TOTAL STOCKHOLDERS' EQUITY                             640,985        584,326
                                                             -----------    -----------

                                                             $ 1,015,813    $   825,130
                                                             ===========    ===========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                              ----------------------------     -----------------------------
                                              SEPTEMBER 26,   SEPTEMBER 27,    SEPTEMBER 26,    SEPTEMBER 27,
                                                  1998            1997            1998             1997
                                              ------------    ------------     ------------     ------------
Net sales                                     $  409,456      $   372,660      $   720,611      $   628,072
Licensing revenue                                 61,503           48,486          104,787           81,018
Other income                                       3,847            2,208            8,185            3,914
                                              ----------      -----------      -----------      -----------

  Net revenues                                   474,806          423,354          833,583          713,004

Cost of goods sold                               241,095          215,075          417,256          358,073
                                              ----------      -----------      -----------      -----------

  Gross profit                                   233,711          208,279          416,327          354,931

Selling, general and administrative expenses     148,783          132,375          293,747          250,283
                                              ----------      -----------      -----------      -----------

  Income from operations                          84,928           75,904          122,580          104,648

Interest (expense) income                           (676)             253                4           (2,509)
                                              ----------      -----------      -----------      -----------

  Income before income taxes                      84,252           76,157          122,584          102,139

Provision for income taxes                        34,333           31,224           49,954           12,568
                                              ----------      -----------      -----------      -----------

  Net income                                  $   49,919      $    44,933      $    72,630      $    89,571
                                              ==========      ===========      ===========      ===========

PRO FORMA (NOTE 2) - (UNAUDITED)
Historical income before income taxes                                                           $   102,139
Pro forma adjustments other than income taxes                                                         3,163
                                                                                                -----------

Pro forma income before income taxes                                                                105,302
Pro forma provision for income taxes                                                                 43,173
                                                                                                -----------

Pro forma net income                                                                            $    62,129
                                                                                                ===========

Net income per share - Basic and Diluted      $     0.50      $      0.45      $      0.73      $      0.62
                                              ==========      ===========      ===========      ===========

Common shares outstanding - Basic             99,826,960      100,222,444      100,011,047      100,222,444
                                              ==========      ===========      ===========      ===========

Common shares outstanding - Diluted           99,878,242      100,222,444      100,151,156      100,222,444
                                              ==========      ===========      ===========      ===========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                          ----------------------------
                                                                          SEPTEMBER 26,  SEPTEMBER 27,
                                                                              1998           1997
                                                                          -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  72,630       $  89,571
Adjustments to reconcile net income to net
   cash provided by operating activities
     Benefit from deferred income taxes                                             --         (21,746)
     Depreciation and amortization                                              22,142          12,472
     Provision for losses on accounts receivable                                   435             435
     Changes in deferrred liabilities                                              512           2,536
     Other                                                                         195            (548)
     Changes in assets and liabilities, net of acquisitions
               Accounts receivable                                             (21,717)          6,978
               Inventories                                                     (97,696)        (39,574)
               Prepaid expenses and other                                       (5,884)          6,343
               Other assets                                                     (7,923)         (5,522)
               Accounts payable                                                 30,438         (25,265)
               Income taxes payable and accrued expenses and other              12,148          17,820
                                                                             ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        5,280          43,500
                                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment, net                                  (72,407)        (24,905)
     Acquisition, net of cash acquired                                          (6,981)         (8,551)
     Investments in joint venture                                                   --          (5,091)
     Cash surrender value - officers' life insurance, net                       (1,409)         (1,838)
                                                                             ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                          (80,797)        (40,385)
                                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock, net                                   113         268,797
     Repurchases of common stock                                               (16,084)             --
     Proceeds from (repayments of) short-term borrowings, net                   79,600         (20,535)
     Repayments of borrowings against officers' life insurance policies             --          (4,901)
     Repayments of long-term debt and subordinated notes                          (337)       (134,743)
     Payment of dividend and Reorganization notes                                   --         (43,024)
     Distributions paid to partners                                                 --         (44,855)
                                                                             ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       63,292          20,739
                                                                             ---------       ---------

Net (decrease) increase in cash and cash equivalents                           (12,225)         23,854
Cash and cash equivalents at beginning of period                                58,755          29,599
                                                                             ---------       ---------
Cash and cash equivalents at end of period                                   $  46,530       $  53,453
                                                                             =========       =========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                           -----------------------------
                                                                           SEPTEMBER 26,    SEPTEMBER 27,
                                                                               1998             1997
                                                                           ------------     ------------
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                                  $       1       $   4,032
                                                                             =========       =========
     Cash paid for income taxes                                              $  34,583       $  19,105
                                                                             =========       =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Foreign tax credits distributed to partners                                             $     509
                                                                                             =========

     Fair value of assets acquired, excluding cash                           $  14,868       $  69,537
     Less:
       Cash paid                                                                 6,981           8,551
       Promissory notes issued                                                   5,000              --
       Fair market value of common stock issued for acquisition                     --             697
                                                                             ---------       ---------
     Liabilities assumed                                                     $   2,887       $  60,289
                                                                             =========       =========

     Fair market value of restricted stock grants                                            $     667
                                                                                             =========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (INFORMATION FOR SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997 IS UNAUDITED)

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

            Operating results for the six months ended September 26, 1998 and September 27, 1997 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 1998 audited consolidated financial statements.

      (B) BASIS OF PRESENTATION
            Polo Ralph Lauren Corporation ("PRLC") was incorporated in Delaware in March 1997. On June 9, 1997, the partners and certain of their affiliates contributed to PRLC all of the outstanding stock of, and partnership interests in, the entities which comprise the predecessor group of companies in exchange for common stock of PRLC and promissory notes (the "Reorganization"). The accompanying consolidated financial statements for the six months ended September 27, 1997 include the combined results of operations of Polo Ralph Lauren Enterprises, L.P., Polo Ralph Lauren, L.P. and subsidiaries and The Ralph Lauren Womenswear Company, L.P. and subsidiaries (collectively, the "Predecessor Company") through June 9, 1997 and the consolidated results of operations of Polo thereafter (Polo, together with the Predecessor Company, is referred to herein as the "Company"). The controlling interests of the Predecessor Company were held by Mr. Ralph Lauren, with a 28.5% interest held by certain investment funds affiliated with The Goldman Sachs Group, L.P. (collectively, the "GS Group"). The financial statements of PRLC have not been included prior to the Reorganization because PRLC was a shell company with no business operations.

            The accompanying consolidated financial statements as of and for the three months and six months ended September 26, 1998 and for the three months ended September 27, 1997 include the results of operations of Polo.

            The financial statements of the Predecessor Company have been combined and included in the results for the six months ended September 27, 1997 because of their common ownership. The combined financial statements have been prepared as if the entities comprising the Predecessor Company had operated as a single consolidated group since their respective dates of organization.

            All significant intercompany balances and transactions have been eliminated.

      (C) INITIAL PUBLIC OFFERING
            On June 17, 1997, the Company completed the sale of 11,170,000 shares of its Class A Common Stock at $26.00 per share in connection with its initial public offering. The net proceeds to the Company from the initial public offering, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million.

2     SIGNIFICANT ACCOUNTING POLICIES

      (A) PRO FORMA ADJUSTMENTS (UNAUDITED)
            The pro forma statement of income data for the six months ended September 27, 1997 presents the effects on the historical financial statements of certain transactions as if they had occurred at March 30, 1997. The pro forma statement of income data reflects adjustments for: (i) income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes, calculated using a pro forma effective tax rate of 41.0%; and (ii) the reduction of interest expense resulting from the application of a portion of the net proceeds from the initial public offering to outstanding indebtedness.

      (B) NET INCOME PER SHARE (UNAUDITED)
            Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the period and excluded any potential dilution. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and awards. The weighted average number of shares outstanding in the three months and six months ended September 26, 1998 and in the three months ended September 27, 1997 represents the actual number of shares outstanding during such period. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the initial public offering was considered to be outstanding in the six months ended September 27, 1997.

      (C) RECLASSIFICATIONS
            For comparison purposes, certain prior period amounts have been reclassified to conform to the current year's presentation.

      (D) COMPREHENSIVE INCOME
            Effective March 29, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. This Statement establishes standards for reporting of comprehensive income and its components in the financial statements. For the three months and six months ended September 26, 1998 and September 27, 1997, comprehensive income was equal to net income.

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

            In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending April 1, 2000 and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

            In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98- 5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 will be effective in the first quarter of the Company's fiscal year ending April 1, 2000. The Company has not yet determined whether the application of SOP 98-5 will have a material impact on the Company's financial position or results of operations.

3     INVENTORIES

                                                    SEPTEMBER 26,      MARCH 28,
                                                        1998             1998

         Raw materials                                $ 19,110         $ 26,364
         Work-in-process                                10,954           12,406
         Finished goods                                368,271          259,715
                                                      --------         --------

                                                      $398,335         $298,485
                                                      ========         ========

            Merchandise inventories of $199.8 million and $130.9 million at September 26, 1998 and March 28, 1998, respectively, were valued utilizing the retail method and are included in finished goods.

                          POLO RALPH LAUREN CORPORATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO WHICH ARE INCLUDED HEREIN AND THE COMPANY'S FISCAL 1998 AUDITED CONSOLIDATED FINANCIAL STATEMENTS FILED WITH THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 28, 1998. THE COMPANY UTILIZES A 52-53 WEEK FISCAL YEAR ENDING ON THE SATURDAY NEAREST MARCH 31. ACCORDINGLY, FISCAL YEARS 1999 AND 1998 END ON APRIL 3, 1999 AND MARCH 28, 1998, RESPECTIVELY. DUE TO THE COLLABORATIVE AND ONGOING NATURE OF THE COMPANY'S RELATIONSHIPS WITH ITS LICENSEES, SUCH LICENSEES ARE REFERRED TO HEREIN AS "LICENSING PARTNERS" AND THE RELATIONSHIPS BETWEEN THE COMPANY AND SUCH LICENSEES ARE REFERRED TO HEREIN AS "LICENSING ALLIANCES." NOTWITHSTANDING THESE REFERENCES, HOWEVER, THE LEGAL RELATIONSHIP BETWEEN THE COMPANY AND ITS LICENSEES IS ONE OF LICENSOR AND LICENSEE, AND NOT ONE OF PARTNERSHIP.

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

RESULTS OF OPERATIONS

      The following discussion provides information and analysis of the Company's results of operations for the three months and six months ended September 26, 1998 compared to September 27, 1997. As a result of the Company's initial public offering completed on June 17, 1997 and the use of a portion of the net proceeds therefrom to reduce outstanding indebtedness, historical interest expense for the six months ended September 26, 1998 and September 27, 1997 is not discussed below because such information is not meaningful. The effect of income taxes for the six months ended September 26, 1998 and September 27, 1997 is also not discussed below because the historic taxation of the operations of the Company is not meaningful with respect to periods following the Reorganization.

      The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three months and six months ended September 26, 1998 and September 27, 1997:

                                                 SEPT. 26, 1998     SEPT. 27, 1997

                                                THREE      SIX      THREE      SIX
                                                MONTHS    MONTHS    MONTHS    MONTHS
Net sales ..................................     86.2%     86.4%     88.0%     88.1%

Licensing revenue ..........................     13.0      12.6      11.5      11.4

Other income ...............................      0.8       1.0       0.5       0.5
                                                -----     -----     -----     -----
Net revenues ...............................    100.0     100.0     100.0     100.0
                                                -----     -----     -----     -----
Gross profit ...............................     49.2      49.9      49.2      49.8

Selling, general and administrative expenses     31.3      35.2      31.3      35.1
                                                -----     -----     -----     -----
Income from operations .....................     17.9%     14.7%     17.9%     14.7%
                                                =====     =====     =====     =====

THREE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1997

      NET SALES. Net sales increased 9.9% to $409.5 million in the three months ended September 26, 1998 from $372.7 million in the three months ended September 27, 1997. Wholesale net sales increased 13.9% to $233.9 million in the three months ended September 26, 1998 from $205.2 million in the corresponding period of fiscal 1998. Wholesale growth primarily reflects volume-driven sales increases in existing menswear and womenswear brands and the timing of menswear product shipments to retailers. These unit increases were partially offset by decreases in average selling prices resulting from changes in product mix. Retail sales increased by 4.9% to $175.6 million in the three months ended September 26, 1998 from $167.4 million in the corresponding period in fiscal 1998. Of this increase, $21.0 million is attributable to the opening of three new Polo stores and 14 new outlet stores in fiscal 1999 and the benefit of three months of operations for three new Polo stores and ten new outlet stores opened in fiscal 1998. Comparable store sales for the three months ended September 26, 1998 decreased by 7.6% largely due to the following: (i) the effects of a more challenging economic environment; (ii) lower tourism, most notably in the Company's West Coast and Hawaiian stores; (iii) issues encountered during a conversion of one of the Company's retail merchandising systems; and (iv) unseasonably warm weather conditions throughout the United States during the start of the fall selling season as well as other weather issues and store closings. Although the Company corrected its system's conversion issues during its second fiscal quarter, it believes that retail sales will continue to be negatively impacted by the general economic uncertainty experienced during the quarter. The Company anticipates that some of these factors affecting its retail operations will continue for the foreseeable future. See Part II. Other Information. Item 5. "Statement Regarding Forward-Looking Disclosure." Comparable store sales represent net sales of stores open in both reporting periods for the full portion of such periods. At September 26, 1998, the Company operated 31 Polo stores and 89 outlet stores.

      LICENSING REVENUE. Licensing revenue increased 26.8% to $61.5 million in the three months ended September 26, 1998 from $48.5 million in the corresponding period of fiscal 1998. This increase is primarily attributable to an overall increase in sales of existing licensed products, particularly Lauren, Chaps and Polo Jeans, and the Company's continued expansion and growth in international markets.

      GROSS PROFIT. Gross profit as a percentage of net revenues remained at 49.2% in the three months ended September 26, 1998 and September 27, 1997. Licensing revenue, which has no associated cost of goods sold, increased as a percentage of net revenues to 13.0% in the three months ended September 26, 1998 from 11.5% in the corresponding period in fiscal 1998. This improvement was offset by decreases in wholesale and retail gross margins. Wholesale margins decreased slightly primarily due to higher off-price sales to reduce inventory levels and changes in product mix. Retail margins also decreased slightly due to higher promotional/point of sale markdowns.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $16.4 million to $148.8 million in the three months ended September 26, 1998 from $132.4 million in the corresponding period of fiscal 1998. The increase in SG&A expenses is principally due to increased volume-related expenses to support the revenue growth as well as increased depreciation expense associated with the Company's shop-within-shop development program and continued investment in organizational infrastructure. Despite these increases, SG&A expenses as a percentage of net revenues were 31.3% in both periods.

      INTEREST EXPENSE. Interest expense increased to $0.7 million in the three months ended September 26, 1998 from interest income of $0.3 million in the corresponding period of fiscal 1998. This increase is due to an increase in working capital borrowing requirements, primarily for inventory, in the three months ended September 26, 1998. The additional working capital requirements for inventory were primarily driven by the overall growth of the business.

      INCOME TAXES. The effective income tax rate was approximately 41.0% for the three months ended September 26, 1998 and September 27, 1997.

SIX MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27, 1997

      NET SALES. Net sales increased 14.7% to $720.6 million in the six months ended September 26, 1998 from $628.1 million in the six months ended September 27, 1997. Wholesale net sales increased 20.4% to $403.8 million in the six months ended September 26, 1998 from $335.4 million in the corresponding period of fiscal 1998. Wholesale growth primarily reflects increased menswear sales resulting from the timing of shipments to retailers and volume-driven sales increases in existing menswear and womenswear brands. These unit increases were partially offset by decreases in average selling prices resulting from changes in product mix. Retail sales increased by 8.3% to $316.8 million in the six months ended September 26, 1998 from $292.6 million in the corresponding period in fiscal 1998. Of this increase, $36.0 million is attributable to the opening of two new Polo stores (net of one store closing) and 17 new outlet stores (net of one store closing) in fiscal 1999 and the benefit of six months of operations for three new Polo stores and ten new outlet stores opened in fiscal 1998. Comparable store sales for the six months ended September 26, 1998 decreased by 4.0% largely due to the following: (i) the effects of a more challenging economic environment; (ii) lower tourism, most notably in the Company's West Coast and Hawaiian stores; (iii) issues encountered during a conversion of the Company's retail merchandising systems; and (iv) unseasonably warm weather conditions throughout the United States during the start of the fall selling season as well as other weather issues and store closings.

      LICENSING REVENUE. Licensing revenue increased 29.3% to $104.8 million in the six months ended September 26, 1998 from $81.0 million in the corresponding period of fiscal 1998. This increase is primarily attributable to an overall increase in sales of existing licensed products, particularly Chaps, Lauren and Polo Jeans, and the Company's continued expansion and growth in international markets.

      GROSS PROFIT. Gross profit as a percentage of net revenues increased slightly to 49.9% in the six months ended September 26, 1998 from 49.8% in the corresponding period of fiscal 1998. This improvement was primarily attributable to an increase in licensing revenue, which has no associated cost of goods sold, as a percentage of net revenues to 12.6% in the six months ended September 26, 1998 from 11.4% in the corresponding period in fiscal 1998. Additionally, retail gross margins increased slightly due to an improved initial mark-up. These improvements were offset by a decrease in wholesale gross margins due to higher off-price sales to reduce inventory levels and changes in product mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $43.4 million to $293.7 million in the six months ended September 26, 1998 from $250.3 million in the corresponding period of fiscal 1998. The increase in SG&A expenses is principally due to increased volume-related expenses to support the revenue growth as well as increased depreciation expense associated with the Company's shop-within-shops development program and continued investment in organizational infrastructure. Despite these increases, SG&A expenses as a percentage of net revenues remained constant at approximately 35.2%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations and credit facilities.

      Net cash provided by operating activities decreased to $5.3 million in the six months ended September 26, 1998 from $43.5 million in the comparable period in fiscal 1998. This reduction was driven by increases in accounts receivable and inventories primarily due to timing (i.e., shipments and customer remittances) and the overall growth of the business. These decreases were offset by changes in trade accounts payable as a result of the timing of payments. Net cash used for investing activities increased to $80.8 million in the six months ended September 26, 1998 from $40.4 million in the comparable period in fiscal 1998 principally due to higher capital expenditures. Net cash provided by financing activities increased to $63.3 million in the six months ended September 26, 1998 from $20.7 million in the comparable period in fiscal 1998. This increase primarily reflects the utilization of short-term borrowings against the Company's Credit Facility (as defined below) offset by repurchases of common stock in the six months ended September 26, 1998.

      On June 9, 1997, the Company entered into a credit facility with a syndicate of banks which consists of a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002 (the "Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a Base Rate equal to the higher of: (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the London Interbank Offered Rate plus an interest margin. The agreement contains customary representations, warranties, covenants and events of default, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreement provides that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of September 26, 1998, the Company had $79.6 million outstanding in direct borrowings and was contingently liable for $20.8 million in outstanding letters of credit under the Credit Facility. The weighted average interest rate on amounts outstanding under the Credit Facility on September 26, 1998 was 8.5%.

      The Company is currently exploring opportunities to increase efficiency and productivity and reduce its cost structure in order to streamline operations and to better service its long-term strategic objectives. The successful implementation of this initiative could favorably affect future results, but reduce net income in the short-term. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

      Capital expenditures were $72.4 million and $24.9 million in the six months ended September 26, 1998 and September 27, 1997, respectively. The increase in capital expenditures represents primarily expenditures associated with the Company's shop-within-shops development program which includes new shops, renovations and expansions, as well as expenditures incurred in connection with the expansion of the Company's retail operations. Additionally, capital expenditure increases reflect the purchase by the Company of a distribution center in North Carolina for $16.0 million which it had been previously leasing. The Company plans to invest approximately $120.0 million, net of landlord incentives, over the current fiscal year in its retail stores, including flagship stores and expansion of its distribution facility, the shop-within-shops development program and other capital projects. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

      In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan will be made from time to time in the open market over a two-year period which commenced April 1, 1998. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of September 26, 1998, the Company had repurchased 603,864 shares of its Class A Common Stock at an aggregate cost of $16.1 million.

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

      In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of fiscal year ending April 1, 2000 and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

      In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires that costs of start-up activities, including organization costs, be expensed as incurred. SOP 98-5 will be effective in the first quarter of the Company's fiscal year ending April 1, 2000. The Company has not yet determined whether the application of SOP 98-5 will have a material impact on the Company's financial position or results of operations.

Impact of the Year 2000 Issue

      The Company has, with the aid of outside consultants, initiated a program to assess the impact of Year 2000 issues on its information technology ("IT") systems and its non-IT systems and has formulated a plan to address its Year 2000 issues.

      Through its assessment, the Company has identified potential date deficiencies in its IT systems, both hardware and software and in its non-IT systems (including functions involving embedded chip technology), and is in the process of addressing these deficiencies through upgrades, replacements and other remediation. The Company expects to complete remediation of its material IT systems no later than the summer of 1999. In connection with other equipment with date sensitive operating controls such as distribution center equipment, HVAC, employee time clocks, security and other similar systems, the Company is in the process of identifying those items which may require replacement or other remediation. The Company expects to complete testing and replacement or other remediation of this equipment no later than the summer of 1999.

      The Company has made initial inquiries of third parties with whom it has material business relationships (such as customers, suppliers, licensees, transportation carriers, utility and other general service providers) to determine whether they will be able to resolve in a timely manner any Year 2000 issues that will materially and adversely impact the Company. This process includes the solicitation of written responses to questionnaires, followed, in some cases, by meetings with certain of such third parties. To date, approximately one-half of those contacted have responded, none of whom have raised any Year 2000 issues which the Company believes would have a material adverse affect on the Company. The Company is in the process of sending follow-up inquiries to third parties and expects to complete its survey of third parties in the spring of 1999.

      To date, the Company has incurred expenses of approximately $3.0 million related to the assessment of its Year 2000 issues and development and implementation of its remediation plan. The total remaining cost of the Company's Year 2000 project is estimated at $3.1 to $4.1 million and is being funded through operating cash flows. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. Of the total project cost, approximately $0.6 million is attributable to the purchase of new software which will be capitalized. The remainder will be expensed as incurred. The costs of the Year 2000 project and the dates upon which the Company plans to complete its Year 2000 initiatives are based on management's best estimates, which were derived by utilizing several assumptions of future events including continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans.

      The Company believes that the cause of the most reasonable worst case Year 2000 scenario would be a failure by a significant third party in the Company's supply chain (including, without limitation, utility or other general service provider or government entity) to remediate its Year 2000 deficiencies that continues for several days. If such failure interfered with the Company's electronic data interface ("EDI") system, processing of customer orders and shipments would be impaired and would result in the loss of sales and revenue. In addition, a failure to timely remediate any of the Company's internal inventory management operating systems would adversely affect the Company's stock allocation program resulting in mis-timed shipments and potential order cancellations. The extent of lost revenue as a result of such scenarios cannot be estimated at this time.

      The Company is in the process of developing contingency plans to ensure that it can address aspects of these and others of its IT and non-IT systems that could be affected by Year 2000 issues and intends to finalize its contingency plans by no later than the summer of 1999. For instance, the Company is in the process of exploring, where possible, alternate service providers and is analyzing the possibility of using alternate but comparable systems currently in use within the Company. The Company's Year 2000 efforts are ongoing and its overall plan, as well as its development of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      (a) The Annual Meeting of Stockholders of the Company was held on August 13, 1998.

      (b) The following directors were elected at the Annual Meeting of Stockholders to serve until the 1999 Annual Meeting and until their respective successors are duly elected and qualified:

                     CLASS A DIRECTOR:
                     -----------------

                     Allen Questrom


                     CLASS B DIRECTORS:
                     ------------------

                     Ralph Lauren
                     Michael J. Newman
                     Frank A. Bennack, Jr.
                     Terry S. Semel
                     Peter Strom


                     CLASS C DIRECTOR:
                     -----------------

                     Richard A. Friedman

     (c)(i) Each person elected as a director received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his name:

                                                    NUMBER OF        NUMBER OF
                                                    VOTES FOR     VOTES WITHHELD
                                                    ---------     --------------
                     CLASS A DIRECTOR:
                     -----------------

                     Allen Questrom                 29,875,579        75,494


                     CLASS B DIRECTORS:
                     ------------------

                     Ralph Lauren                  432,800,210         -0-
                     Michael Newman                432,800,210         -0-
                     Peter Strom                   432,800,210         -0-
                     Terry S. Semel                432,800,210         -0-
                     Frank A. Bennack, Jr.         432,800,210         -0-


                     CLASS C DIRECTOR:
                     -----------------

                     Richard A. Friedman            22,720,979         -0-

      (ii) 485,414,622 votes were cast for and 32,226 votes were cast against the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending April 3, 1999. Abstentions totaled 25,414; there were no broker nonvotes.

ITEM 5. OTHER INFORMATION.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

      Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in global economic conditions; risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; risks associated with the Company's dependence on sales to a limited number of large department store customers and risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; uncertainties relating to the Company's ability to implement its growth strategy; risks associated with the possible adverse impact of the inability of the Company's unaffiliated manufacturers to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing; and, the possible adverse impact of changes in import restrictions. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits--

      2.1 Agreement of Sale and Purchase, effective July 22, 1998, between Sun Life Assurance Company of Canada, as seller, and Polo Ralph Lauren Corporation, as buyer.

      27.1 Financial Data Schedule

(b)   Reports on Form 8-K--

      No reports on Form 8-K were filed by the Company in the quarter ended September 26, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           POLO RALPH LAUREN CORPORATION


Date: November 10, 1998    By: /s/ Nancy A. Platoni Poli
                               -------------------------
                               Nancy A. Platoni Poli
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)