Form 10-Q
period 1998-12-26
POLO RALPH LAUREN CORP
filed 1999-02-09
CIK 1037038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Yes  |X| No |_|

At February 4, 1999, 33,673,214 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

================================================================================

                        POLO RALPH LAUREN CORPORATION

                              INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

                                                                            PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 26,  1998 (Unaudited)
            and March 28, 1998 ..........................................     3

         Consolidated Statements of Income for the three months and nine months ended December 26, 1998 and December 27, 1997
            (Unaudited) .................................................     4

         Consolidated Statements of Cash Flows for the nine months ended
            December 26, 1998 and December 27, 1997 (Unaudited) .........   5-6

         Notes to Consolidated Financial Statements......................  7-10

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................ 11-18

PART II. OTHER INFORMATION

Item 5.  Other Information...............................................    19

Item 6.  Exhibits and Reports on Form 8-K................................    19

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 26,  MARCH 28,
                                                                                     1998         1998
                                                                                 ------------  ----------
                                                                                 (UNAUDITED)
                                    ASSETS

Current assets
    Cash and cash equivalents                                                     $  21,077    $  58,755
    Accounts receivable, net of allowances of
     $11,735 and $12,447, respectively                                              133,003      149,120
    Inventories                                                                     380,054      298,485
    Deferred tax assets                                                              24,448       24,448
    Prepaid expenses and other                                                       39,144       25,656
                                                                                  ---------    ---------

                              TOTAL CURRENT ASSETS                                  597,726      556,464

Property and equipment, net                                                         247,641      175,348
Deferred tax assets                                                                  14,213       14,213
Other assets, net                                                                   104,514       79,105
                                                                                  ---------    ---------
                                                                                  $ 964,094    $ 825,130
                                                                                  =========    =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes and acceptances payable - banks                                         $  40,000    $    --
    Accounts payable                                                                 84,582      100,126
    Income taxes payable                                                             16,725        2,554
    Accrued expenses and other                                                      104,550       99,578
                                                                                  ---------    ---------

                           TOTAL CURRENT LIABILITIES                                245,857      202,258

Other noncurrent liabilities                                                         51,901       38,546

Stockholders' equity
    Common Stock
    Class A, par value $.01 per share; 500,000,000 shares
     authorized; 34,277,078 and 34,272,726 shares issued, respectively                  343          343
    Class B, par value $.01 per share; 100,000,000 shares
     authorized; 43,280,021 shares issued and outstanding                               433          433
    Class C, par value $.01 per share; 70,000,000 shares
     authorized; 22,720,979 shares issued and outstanding                               227          227
    Additional paid-in-capital                                                      448,031      447,918
    Retained earnings                                                               234,719      136,738
    Treasury Stock, Class A, at cost (603,864 shares)                               (16,084)        --
    Unearned compensation                                                            (1,333)      (1,333)
                                                                                  ---------    ---------

                         TOTAL STOCKHOLDERS' EQUITY                                 666,336      584,326
                                                                                  ---------    ---------
                                                                                  $ 964,094    $ 825,130
                                                                                  =========    =========

                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             -----------------------------   ----------------------------
                                                             DECEMBER 26,    DECEMBER 27,    DECEMBER 26,   DECEMBER 27,
                                                                 1998            1997            1998           1997
                                                             --------------  -------------   -------------  -------------
Net sales                                                         $395,436       $361,222      $1,116,047       $989,294
Licensing revenue                                                   49,164         44,450         153,951        125,468
Other income                                                         2,930          2,625          11,115          6,539
                                                             --------------  -------------   -------------  -------------

  Net revenues                                                     447,530        408,297       1,281,113      1,121,301

Cost of goods sold                                                 240,661        215,376         657,917        573,449
                                                             --------------  -------------   -------------  -------------

  Gross profit                                                     206,869        192,921         623,196        547,852

Selling, general and administrative expenses                       163,009        143,695         456,756        393,978
                                                             --------------  -------------   -------------  -------------

  Income from operations                                            43,860         49,226         166,440        153,874

Interest (expense) income                                           (1,074)           453          (1,070)        (2,056)
                                                             --------------  -------------   -------------  -------------

  Income before income taxes                                        42,786         49,679         165,370        151,818

Provision for income taxes                                          17,435         20,368          67,389         32,936
                                                             --------------  -------------   -------------  -------------

  Net income                                                       $25,351        $29,311         $97,981       $118,882
                                                             ==============  =============   =============  =============
PRO FORMA (NOTE 2) - (UNAUDITED)

Historical income before income taxes                                                                           $151,818
Pro forma adjustments other than income taxes                                                                      3,162
                                                                                                            -------------
Pro forma income before income taxes                                                                             154,980
Pro forma provision for income taxes                                                                              63,542
                                                                                                            -------------
Pro forma net income                                                                                             $91,438
                                                                                                            =============

Net income per share - Basic and Diluted                             $0.25          $0.29           $0.98          $0.91
                                                             ==============  =============   =============  =============

Common shares outstanding - Basic                               99,622,932    100,222,444      99,881,675    100,222,444
                                                             ==============  =============   =============  =============

Common shares outstanding - Diluted                             99,674,214    100,222,444      99,932,957    100,222,444
                                                             ==============  =============   =============  =============

                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                       ----------------------------
                                                                        DECEMBER 26,   DECEMBER 27,
                                                                            1998           1997
                                                                       -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  97,981    $ 118,882
Adjustments to reconcile net income to net
   cash provided by operating activities
     Benefit from deferred income taxes                                        --        (21,746)
     Depreciation and amortization                                           33,288       19,964
     Provision for losses on accounts receivable                                653          589
     Changes in deferrred liabilities                                        (1,557)       2,332
     Other                                                                      358          297
     Changes in assets and liabilities, net of acquisitions
               Accounts receivable                                           15,515       30,215
               Inventories                                                  (79,415)     (30,538)
               Prepaid expenses and other                                   (13,438)       5,381
               Other assets                                                  (9,879)     (12,740)
               Accounts payable                                             (17,768)     (30,888)
               Income taxes payable and accrued expenses and other           16,601       47,073
                                                                          ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    42,339      128,821
                                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment, net                               (94,991)     (39,556)
     Acquisition, net of cash acquired                                       (6,981)      (8,551)
     Investments in joint venture                                              --         (5,914)
     Cash surrender value - officers' life insurance, net                    (1,737)      (1,315)
                                                                          ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                                      (103,709)     (55,336)
                                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock, net                                113      268,797
     Repurchases of common stock                                            (16,084)        --
     Proceeds from (repayments of) short-term borrowings, net                40,000      (26,777)
     Repayments of borrowings against officers' life insurance policies        --         (5,757)
     Repayments of long-term debt and subordinated notes                       (337)    (134,964)
     Payment of dividend and Reorganization notes                              --        (43,024)
     Distributions paid to partners                                            --        (44,855)
                                                                          ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    23,692       13,420
                                                                          ---------    ---------

Net (decrease) increase in cash and cash equivalents                        (37,678)      86,905
Cash and cash equivalents at beginning of period                             58,755       29,599
                                                                          ---------    ---------
Cash and cash equivalents at end of period                                $  21,077    $ 116,504
                                                                          =========    =========

                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                          ----------------------------
                                                                          DECEMBER 26,   DECEMBER 27,
                                                                              1998           1997
                                                                          ------------   ------------
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                                       $127         $4,196
                                                                          =============  =============
     Cash paid for income taxes                                                $55,464        $38,485
                                                                          =============  =============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
     Foreign tax credits distributed to partners                                                 $509
                                                                                         =============
     Capital obligations for completed shop-within-shops                                       $2,701
                                                                                         =============
     Fair value of assets acquired, excluding cash                             $14,868        $69,537
     Less:
       Cash paid                                                                 6,981          8,551
       Promissory notes issued                                                   5,000           --
     Fair market value of common stock issued for acquisition                     --              697
                                                                          -------------  -------------
     Liabilities assumed                                                        $2,887        $60,289
                                                                          =============  =============
     Fair market value of restricted stock grants                                                $667
                                                                                         =============

                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (INFORMATION FOR DECEMBER 26, 1998 AND DECEMBER 27, 1997 IS UNAUDITED)

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

            Operating results for the nine months ended December 26, 1998 and December 27, 1997 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 1998 audited consolidated financial statements.

      (B) BASIS OF PRESENTATION

            Polo Ralph Lauren Corporation ("PRLC") was incorporated in Delaware in March 1997. On June 9, 1997, the partners and certain of their affiliates contributed to PRLC all of the outstanding stock of, and partnership interests in, the entities which comprise the predecessor group of companies in exchange for common stock of PRLC and promissory notes (the "Reorganization"). The accompanying consolidated financial statements for the nine months ended December 27, 1997 include the combined results of operations of Polo Ralph Lauren Enterprises, L.P., Polo Ralph Lauren, L.P. and subsidiaries and The Ralph Lauren Womenswear Company, L.P. and subsidiaries (collectively, the "Predecessor Company") through June 9, 1997 and the consolidated results of operations of Polo thereafter (Polo, together with the Predecessor Company, is referred to herein as the "Company"). The controlling interests of the Predecessor Company were held by Mr. Ralph Lauren, with a 28.5% interest held by certain investment funds affiliated with The Goldman Sachs Group, L.P. (collectively, the "GS Group"). The financial statements of PRLC have not been included prior to the Reorganization because PRLC was a shell company with no business operations.

            The accompanying consolidated financial statements as of and for the three months and nine months ended December 26, 1998 and for the three months ended December 27, 1997 include the results of operations of Polo.

            The financial statements of the Predecessor Company have been combined and included in the results for the nine months ended December 27, 1997 because of their common ownership. The combined financial statements have been prepared as if the entities comprising the Predecessor Company had operated as a single consolidated group since their respective dates of organization.

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

2     SIGNIFICANT ACCOUNTING POLICIES

      (A) PRO FORMA ADJUSTMENTS

            The pro forma statement of income data for the nine months ended December 27, 1997 presents the effects on the historical financial statements of certain transactions as if they had occurred at March 30, 1997. The pro forma statement of income data reflects adjustments for: (i) income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes, calculated using a pro forma effective tax rate of 41.0%; and (ii) the reduction of interest expense resulting from the application of a portion of the net proceeds from the initial public offering to outstanding indebtedness.

      (B) NET INCOME PER SHARE

            Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the period and excluded any potential dilution. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and awards. The weighted average number of shares outstanding in the three months and nine months ended December 26, 1998 and in the three months ended December 27, 1997 represents the actual number of shares outstanding during such period. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the initial public offering was considered to be outstanding in the nine months ended December 27, 1997.

      (C) RECLASSIFICATIONS

            For comparison purposes, certain prior period amounts have been reclassified to conform to the current year's presentation.

      (D) COMPREHENSIVE INCOME

            Effective March 29, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting of comprehensive income and its components in the financial statements. For the three months and nine months ended December 26, 1998 and December 27, 1997, comprehensive income was equal to net income.

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

            In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending April 1, 2000 and retroactive application is not permitted. The Company does not expect the application of SFAS No. 133 to have a material impact on its financial position or results of operations.

            In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including store pre-opening costs, be expensed as incurred. The Company's current accounting policy is to capitalize store pre-opening costs as prepaid expenses and amortize such costs into selling, general and administrative expenses over a twelve month period following store opening. SOP 98-5 will be effective in the first quarter of the Company's fiscal year ending April 1, 2000. The Company does not expect the application of SOP 98-5 to have a material impact on its financial position or results of operations.

3     INVENTORIES

                                       DECEMBER 26,           MARCH 28,
                                          1998                  1998

      Raw materials                       $ 19,221            $ 26,364
      Work-in-process                       11,993              12,406
      Finished goods                       348,840             259,715
                                          --------            --------
                                          $380,054            $298,485
                                          ========            ========

            Merchandise inventories of $186.4 million and $130.9 million at December 26, 1998 and March 28, 1998, respectively, were valued utilizing the retail method and are included in finished goods.

4     SUBSEQUENT EVENT

            During the fourth quarter of fiscal 1999, the Company announced its intention to formalize a strategic initiative to streamline operations within its wholesale and retail businesses and reduce its overall cost structure. In connection with this initiative, the Company will record a charge of approximately $65.0 million in the fourth quarter of the fiscal year ending April 3, 1999.

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

RESULTS OF OPERATIONS

      The following discussion provides information and analysis of the Company's results of operations for the three months and nine months ended December 26, 1998 compared to December 27, 1997. As a result of the Company's initial public offering completed on June 17, 1997 and the use of a portion of the net proceeds therefrom to reduce outstanding indebtedness, historical interest expense for the nine months ended December 26, 1998 and December 27, 1997 is not discussed below because such information is not meaningful. The effect of income taxes for the nine months ended December 26, 1998 and December 27, 1997 is also not discussed below because the historic taxation of the operations of the Company is not meaningful with respect to periods following the Reorganization.

      The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three months and nine months ended December 26, 1998 and December 27, 1997:

                                                DEC. 26, 1998     DEC. 27, 1997

                                               THREE     NINE    THREE     NINE
                                               MONTHS   MONTHS   MONTHS   MONTHS

Net sales ..................................    88.4%    87.1%    88.5%    88.2%

Licensing revenue ..........................    11.0     12.0     10.9     11.2

Other income ...............................     0.6      0.9      0.6      0.6
                                               -----    -----    -----    -----

Net revenues ...............................   100.0    100.0    100.0    100.0
                                               -----    -----    -----    -----

Gross profit ...............................    46.2     48.7     47.3     48.8

Selling, general and administrative expenses    36.4     35.7     35.2     35.1
                                               -----    -----    -----    -----

Income from operations .....................     9.8%    13.0%    12.1%    13.7%
                                               =====    =====    =====    =====

THREE MONTHS ENDED DECEMBER 26, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1997

      NET SALES. Net sales increased 9.5% to $395.4 million in the three months ended December 26, 1998 from $361.2 million in the three months ended December 27, 1997. Wholesale net sales increased 2.8% to $190.3 million in the three months ended December 26, 1998 from $185.1 million in the corresponding period of fiscal 1998. Wholesale growth primarily reflects volume-driven sales increases in existing menswear and womenswear brands and the timing of menswear product shipments to retailers. These unit increases were offset by decreases in average selling prices resulting from changes in product mix. Retail sales increased by 16.5% to $205.1 million in the three months ended December 26, 1998 from $176.1 million in the corresponding period in fiscal 1998. Of this increase, $29.8 million is attributable to the opening of one new Polo store (net of one store closing) and six new outlet stores in fiscal 1999 and the benefit of three months of operations for new Polo and outlet stores opened in the second half of fiscal 1998. Comparable store sales for the three months ended December 26, 1998 decreased by 0.4% largely due to the following: (i) lower tourism, most notably in the Company's West Coast and Hawaiian stores; and
(ii) unseasonably warm weather conditions throughout the United States during the fall selling season as well as other weather issues and store closings. Comparable store sales represent net sales of stores open in both reporting periods for the full portion of such periods. At December 26, 1998, the Company operated 32 Polo stores and 95 outlet stores.

      LICENSING REVENUE. Licensing revenue increased 10.6% to $49.2 million in the three months ended December 26, 1998 from $44.5 million in the corresponding period of fiscal 1998. This increase is primarily attributable to an overall increase in sales of existing licensed products, particularly Chaps and Polo Jeans, and the Company's continued expansion and growth in international markets.

      GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 46.2% in the three months ended December 26, 1998 from 47.3% in the corresponding period of fiscal 1998. Retail margins decreased significantly in the current quarter due to higher promotional/point of sale markdowns during the holiday season. These decreases were offset by an improvement in wholesale gross margins due to lower off-price sales in the three months ended December 26, 1998. Additionally, licensing revenue, which has no associated cost of goods sold, increased slightly as a percentage of net revenues to 11.0% in the three months ended December 26, 1998 from 10.9% in the corresponding period in fiscal 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased to $163.0 million or 36.4% of net revenues in the three months ended December 26, 1998 from $143.7 million or 35.2% of net revenues in the corresponding period of fiscal 1998. The increase in SG&A expenses as a percentage of net revenues is principally due to start-up costs associated with the expansion of the Company's retail operations as well as increased depreciation expense associated with the Company's shop-within-shop development program.

      INTEREST EXPENSE. Interest expense increased to $1.1 million in the three months ended December 26, 1998 from interest income of $0.5 million in the corresponding period of fiscal 1998. This increase is due to an increase in working capital borrowing requirements, primarily for inventory, in the three months ended December 26, 1998. The additional working capital requirements for inventory were primarily driven by the overall growth of the business.

      INCOME TAXES. The effective income tax rate was approximately 41% for the three months ended December 26, 1998 and December 27, 1997.

      NINE MONTHS ENDED DECEMBER 26, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 27, 1997

      NET SALES. Net sales increased 12.8% to $1.1 billion in the nine months ended December 26, 1998 from $1 billion in the nine months ended December 27, 1997. Wholesale net sales increased 14.1% to $594.1 million in the nine months ended December 26, 1998 from $520.5 million in the corresponding period of fiscal 1998. Wholesale growth primarily reflects increased menswear sales resulting from the timing of shipments to retailers and volume-driven sales increases in existing menswear and womenswear brands. These unit increases were offset by decreases in average selling prices resulting from changes in product mix. Retail sales increased by 11.3% to $521.9 million in the nine months ended December 26, 1998 from $468.8 million in the corresponding period in fiscal 1998. Of this increase, $66.1 million is attributable to the opening of three new Polo stores (net of two store closings) and 23 new outlet stores (net of one store closing) in fiscal 1999 and the benefit of nine months of operations for three new Polo stores and ten new outlet stores opened in fiscal 1998. Comparable store sales for the nine months ended December 26, 1998 decreased by 2.7%
largely due to the following: (i) the effects of a more challenging economic environment; (ii) lower tourism, most notably in the Company's West Coast and Hawaiian stores; (iii) issues encountered during a conversion of the Company's retail merchandising systems during its second fiscal quarter; and (iv) unseasonably warm weather conditions throughout the United States during the fall selling season as well as other weather issues and store closings.

      LICENSING REVENUE. Licensing revenue increased 22.7% to $154.0 million in the nine months ended December 26, 1998 from $125.5 million in the corresponding period of fiscal 1998. This increase is primarily attributable to an overall increase in sales of existing licensed products, particularly Chaps, Lauren and Polo Jeans, and the Company's continued expansion and growth in international markets.

      GROSS PROFIT. Gross profit as a percentage of net revenues decreased slightly to 48.7% in the nine months ended December 26, 1998 from 48.8% in the corresponding period of fiscal 1998. This decrease was primarily attributable to lower retail gross margins due to higher promotional/point of sale markdowns. This decrease was offset by an increase in licensing revenue as a percentage of net revenues to 12.0% in the nine months ended December 26, 1998 from 11.2% in the corresponding period in fiscal 1998. Wholesale gross margins in the nine months ended December 26, 1998 were consistent with the corresponding period in fiscal 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $456.8 million or 35.7% of net revenues in the nine months ended December 26, 1998 from $394.0 million or 35.1% of net revenues in the corresponding period of fiscal 1998. The increase in SG&A expenses as a percentage of net revenues is principally due to start-up costs associated with the expansion of the Company's retail operations as well as increased depreciation expense associated with the Company's shop-within-shops development program.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations and credit facilities.

      Net cash provided by operating activities decreased to $42.3 million in the nine months ended December 26, 1998 from $128.8 million in the comparable period in fiscal 1998. This reduction was primarily driven by increases in inventories primarily due to timing (i.e., shipments and customer remittances) and the overall growth of the business. Additionally, net cash provided by operations decreased due to changes in accrued expenses as a result of the timing of payments. Net cash used in investing activities increased to $103.7 million in the nine months ended December 26, 1998 from $55.3 million in the comparable period in fiscal 1998 principally due to higher capital expenditures. Net cash provided by financing activities increased to $23.7 million in the nine months ended December 26, 1998 from $13.4 million in the comparable period in fiscal 1998. This increase primarily reflects the utilization of short-term borrowings against the Company's Credit Facility (as defined below) offset by repurchases of common stock in the nine months ended December 26, 1998.

      On June 9, 1997, the Company entered into a credit facility with a syndicate of banks which consists of a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002 (the "Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a Base Rate equal to the higher of: (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the London Interbank Offered Rate plus an interest margin. The agreement contains customary representations, warranties, covenants and events of default, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreement provides that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of the Company's common stock. As of December 26, 1998, the Company had $40.0 million outstanding in direct borrowings and was contingently liable for $30.1 million in outstanding letters of credit under the Credit Facility. The weighted average interest rate on amounts outstanding under the Credit Facility on December 26, 1998 was 5.6%.

      During the fourth quarter of fiscal 1999, the Company announced its intention to formalize a strategic initiative to streamline operations within its wholesale and retail businesses and reduce its overall cost structure. In connection with this initiative, the Company will record a charge of approximately $65.0 million in the fourth quarter of the fiscal year ending April 3, 1999. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

      Capital expenditures were $95.0 million and $39.6 million in the nine months ended December 26, 1998 and December 27, 1997, respectively. The increase in capital expenditures represents primarily expenditures associated with the Company's shop-within-shops development program which includes new shops, renovations and expansions, as well as expenditures incurred in connection with the expansion of the Company's retail operations. Additionally, capital expenditure increases reflect the purchase by the Company of a distribution center in North Carolina for $16.0 million which it had been previously leasing. The Company plans to invest approximately $120.0 million, net of landlord incentives, over the current fiscal year in its retail stores, including flagship stores and expansion of its distribution facility, the shop-within-shops development program and other capital projects. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

      In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan will be made from time to time in the open market over a two-year period which commenced April 1, 1998. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of December 26, 1998, the Company had repurchased 603,864 shares of its Class A Common Stock at an aggregate cost of $16.1 million.

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

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of fiscal year ending April 1, 2000 and retroactive application is not permitted. The Company does not expect the application of SFAS No. 133 to have a material impact on its financial position or results of operations.

      In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including store pre-opening costs, be expensed as incurred. The Company's current accounting policy is to capitalize store pre-opening costs as prepaid expenses and amortize such costs into selling, general and administrative expenses over a twelve month period following store opening. SOP 98-5 will be effective in the first quarter of the Company's fiscal year ending April 1, 2000. The Company does not expect the application of SOP 98-5 to have a material impact on its financial position or results of operations.

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

      The Company has made inquiries of third parties with whom it has material business relationships (such as customers, suppliers, licensees, transportation carriers, utility and other general service providers) to determine whether they will be able to resolve in a timely manner any Year 2000 issues that will materially and adversely impact the Company. This process includes the solicitation of written responses to questionnaires, followed, in some cases, by meetings with certain of such third parties. To date, approximately 60.0% of those contacted have responded, none of whom have raised any Year 2000 issues which the Company believes would have a material adverse affect on the Company. The Company is in the process of sending follow-up inquiries to third parties and expects to complete its survey of third parties in the spring of 1999.

      To date, the Company has incurred expenses of approximately $4.4 million related to the assessment of its Year 2000 issues and development and implementation of its remediation plan. The total remaining cost of the Company's Year 2000 project is estimated at $1.7 to $2.7 million and is being funded through operating cash flows. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. Of the total project cost, approximately $0.6 million is attributable to the purchase of new software which will be capitalized. The remainder will be expensed as incurred. The costs of the Year 2000 project and the dates upon which the Company plans to complete its Year 2000 initiatives are based on management's best estimates, which were derived by utilizing several assumptions of future events including continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans.

      The Company believes that the cause of the most reasonable worst case Year 2000 scenario would be a failure by a significant third party in the Company's supply chain (including, without limitation, utility or other general service provider or government entity) to remediate its Year 2000 deficiencies that continues for several days. If such failure interfered with the Company's electronic data interface system, processing of customer orders and shipments would be impaired and would result in the loss of sales and revenue. The extent of lost revenue as a result of this scenario cannot be estimated at this time.

      The Company is in the process of developing contingency plans to ensure that it can address aspects of these and others of its IT and non-IT systems that could be affected by Year 2000 issues and intends to finalize its contingency plans by no later than the summer of 1999. As an example, the Company is in the process of exploring, where possible, alternate service providers. The Company's Year 2000 efforts are ongoing and its overall plan, as well as its development of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits--

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K--

      No reports on Form 8-K were filed by the Company in the quarter ended December 26, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POLO RALPH LAUREN CORPORATION


Date:  February 9, 1999         By: /s/ Nancy A. Platoni Poli
                                    -------------------------
                                    Nancy A. Platoni Poli
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)