Form 10-K
period 1999-04-03
POLO RALPH LAUREN CORP
filed 1999-06-25
CIK 1037038

             ======================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
             ======================================================

                                    FORM 10-K

         (MARK ONE)

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT
                               OF 1934

               FOR THE FISCAL YEAR ENDED APRIL 3, 1999

                                 OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE
                             ACT OF 1934

                  COMMISSION FILE NUMBER 001-13057

                    POLO RALPH LAUREN CORPORATION
       (Exact name of registrant as specified in its charter)


   -------------------------------------------------------------------------

               DELAWARE                                           13-2622036
    (State or other jurisdiction of                             (IRS Employer
    incorporation or organization)                           Identification No.)



650 MADISON AVENUE, NEW YORK, NEW YORK                              10022
(Address of principal executive offices)                          (Zip Code)

             212-318-7000




           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



                   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE
                                                        ON WHICH REGISTERED
      ----------------------------------------------   ----------------------
          Class A Common Stock, $.01 par value            New York Stock
                                                             Exchange

                            -------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $644,680,000 at June 22, 1999.

At June 22, 1999, 33,602,889 shares of the registrant's Class A Common Stock, $.01 par value, and 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENT                          WHERE INCORPORATED
   ----------------------------------------        ------------------
    Proxy Statement for Annual Meeting of              Part III
   Stockholders to be held August 19, 1999

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

      Polo is a leader in the design, marketing and distribution of premium lifestyle products. For more than 30 years, Polo's reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. The Company's brand names, which include "Polo," "Polo by Ralph Lauren," "Polo Sport," "Ralph Lauren," "RALPH," "Lauren," "Polo Jeans Co.," "RL" and "Chaps," among others, constitute one of the world's most widely recognized families of consumer brands. Directed by Ralph Lauren, the internationally renowned designer, the Company believes it has influenced the manner in which people dress and live in contemporary society, reflecting an American perspective and lifestyle uniquely associated with Polo and Ralph Lauren.

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

      On May 3, 1999, a wholly owned subsidiary of the Company completed its acquisition, through a tender offer followed by a statutory compulsory acquisition, of all of the outstanding shares of Club Monaco Inc., a corporation organized under the laws of the Province of Ontario, Canada. Founded in 1985, Club Monaco Inc. is an international specialty retailer of casual apparel and other accessories for men, women and children under the brand name "Club Monaco" and a number of associated trademarks. For purposes of the following description of Polo's business, the activities of Club Monaco Inc. are not included.

OPERATIONS

      Polo's business consists of three integrated operations: wholesale, retail and licensing. Each is driven by the Company's guiding philosophy of style, innovation and quality.

      Details of the Company's net revenues are shown in the table below.

                                                                                   PRO FORMA
                                                                                     FISCAL
                                                 FISCAL YEAR                         1997(1)
                                   1999             1998             1997          (UNAUDITED)
                                ----------       ----------       ----------       ----------
                                                      (IN THOUSANDS)
      Wholesale sales           $  845,704       $  733,065       $  663,358       $  623,041
      Retail sales ......          659,352          570,751          379,972          508,645
                                ----------       ----------       ----------       ----------
      Net sales .........        1,505,056        1,303,816        1,043,330        1,131,686
      Licensing revenue .          208,009          167,119          137,113          137,113
      Other income                  13,794            9,609            7,774            7,774
                                ----------       ----------       ----------       ----------
      Net revenues ......       $1,726,859       $1,480,544       $1,188,217       $1,276,573
                                ==========       ==========       ==========       ==========

      (1) In February 1993, the Company entered into a joint venture to combine certain of its retail operations with those of its joint venture partner, Perkins Shearer Venture, to form Polo Retail Corporation ("PRC"). On March 21, 1997, the Company entered into an agreement, effective April 3, 1997, to acquire the 50% interest it did not own from its joint venture partner (the "PRC Acquisition"). Prior to the PRC Acquisition, the Company accounted for its interest in PRC under the equity method. Effective April 3, 1997, the Company consolidated the operations of PRC in fiscal 1998 and accounted for the transaction under the purchase method. On a pro forma basis for fiscal 1997, wholesale net sales by the Company to PRC are eliminated and PRC net revenues are reflected as retail sales.


WHOLESALE

      During fiscal 1999, as part of a Company-wide restructuring, Polo realigned its wholesale operations. Polo's wholesale business is now subdivided into two new groups: Polo Brands and Collection Brands. The Company believes this realignment will allow it to better service its customers by focusing each business on its particular channel of distribution and further developing the brands. In both of its wholesale groups, the Company offers several discrete brand offerings. See "- Domestic Customers and Services."

POLO BRANDS

      The Polo Brands Group sources, markets and distributes products under the Polo by Ralph Lauren and Polo Sport men's brands, the Ralph Lauren Polo Sport women's brand and the RLX Polo Sport and Polo Golf brands for men and women. Representatives from each of the Company's design, merchandising, sales and production staffs work together to conceive, develop and sell product groupings organized to convey a variety of design concepts.

      POLO BY RALPH LAUREN. The Polo by Ralph Lauren menswear collection is a complete men's wardrobe consisting of products related by theme, style, color and fabric. Polo by Ralph Lauren menswear is generally priced at a range of price points within the men's premium, ready-to-wear, apparel market. This line is currently sold through approximately 1,875 department store, specialty store and Polo store doors in the United States, including approximately 1,300 department store shop-within-shops.

      POLO SPORT. The Polo Sport line of men's activewear and sportswear is designed to meet the growing consumer demand for apparel for the active lifestyle. Polo Sport is offered at a range of price points generally consistent with prices for the Polo by Ralph Lauren line, and is distributed through the same channels as Polo by Ralph Lauren.

      RALPH LAUREN POLO SPORT. Similar to its menswear counterpart, the Ralph Lauren Polo Sport line for women includes activewear, as well as weekend sportswear. The Ralph Lauren Polo Sport line is currently carried by approximately 365 doors in the United States, including approximately 160 shop-within-shops, and sells at a wide range of bridge prices.

      RLX POLO SPORT. Introduced in Spring 1999, the RLX Polo Sport line of menswear and womenswear consists of functional sport and outdoor apparel for running, cross-training, skiing, snowboarding, cycling and tennis. RLX Polo Sport is presently sold in the United States through approximately 470 athletic specialty stores, in addition to limited department and Polo stores, at price points competitive with those charged by other authentic sports apparel companies.

      POLO GOLF. The Polo Golf line of men's and women's golf apparel is targeted at the golf and resort markets. Price points are similar to those charged for products in the Polo Sport line. The Polo Golf line is presently sold in the United States through approximately 2000 leading golf clubs, pro shops and resorts, in addition to department, specialty and Polo stores.

COLLECTION BRANDS

      The Collection Brands Group sources, markets and distributes products under the Women's Ralph Lauren Collection, Ralph Lauren Black Label and Ralph RL Lauren brands and the Men's Ralph Lauren/Purple Label Collection Brand. Each line is directed by teams consisting of design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts.

      RALPH LAUREN COLLECTION AND RALPH LAUREN BLACK LABEL. The Ralph Lauren Collection, sold under the purple label and the Custom Collection Label (the "Collection"), expresses the Company's up-to-the-moment fashion vision for women. Ralph Lauren Black Label includes timeless versions of the Company's most successful Collection styles, as well as newly-designed classic signature styles which tend to remain in a women's wardrobe for several seasons. Collection and Black Label are offered for limited distribution to premier fashion retailers and through Polo stores. Price points are at the upper end or luxury ranges. The lines are currently sold through over 80 doors in the United States by the Company and over 270 international doors by the Company and its licensing partners.

      RALPH RL LAUREN. The RALPH/Ralph Lauren brand was established in 1994 to present a distinct and more casual fashion identity for the bridge market, while retaining a strong association with the Ralph Lauren Collection designer image. In Fall 1999, this line will be renamed Ralph RL Lauren and the RALPH/Ralph Lauren brand will be relaunched and used in connection with a newly licensed young women's (ages 16-24) line. The line is sold through approximately 150 doors in the United States by the Company and over 360 doors internationally by the Company and its licensing partners.

      RALPH LAUREN/PURPLE LABEL COLLECTION. In Fall 1995, the Company introduced its Purple Label Collection of men's tailored clothing and, in Fall 1997, to complement the tailored clothing line, the Company launched its Purple Label sportswear line. Purple Label Collection tailored clothing is manufactured and distributed by a licensee, and dress shirts and ties and sportswear are sourced and distributed by the Company. The Purple Label lines are sold through a limited number of premier fashion retailers, currently numbering 47 doors in the United States and nine internationally.

DOMESTIC CUSTOMERS AND SERVICE

      GENERAL. Consistent with the appeal and distinctive image of its products and brands, the Company sells its menswear, womenswear and home furnishings products primarily to leading upscale department stores, specialty stores, golf and pro shops and Polo stores located throughout the United States which have the reputation and merchandising expertise required for the effective presentation of Polo products. See " -- Licensing Alliances - Home Collection."

      The Company's wholesale and home furnishings products are distributed through the primary distribution channels listed in the table below. In addition, the Company also sells excess and out-of-season products through secondary distribution channels.

                                             APPROXIMATE NUMBER OF
                                           DOORS AS OF APRIL 3, 1999
                                   ------------------------------------------
                                    POLO         COLLECTION          HOME
                                   BRANDS           BRANDS        COLLECTION
                                   ------           ------        ----------
      Department Stores .           1,550             350           1,295
      Specialty Stores ..             755              70              20
      Polo Stores .......              40              60              35
      Golf & Pro Shops ..           2,000              --              --

      Department stores represent the largest customer group of each wholesale group and of Home Collection. Major department store customers include Federated Department Stores, Inc., Dillard Department Stores, Inc. and The May Department Stores Company. During fiscal 1999, Federated Department Stores, Inc., Dillard Department Stores, Inc. and The May Department Stores Company accounted for 18.4%, 17.9% and 15.1%, respectively, of the Company's wholesale net sales.

      Collection and Polo Brands and Home Collection products are primarily sold through their respective sales forces aggregating approximately 157 salespersons employed by Polo. The Polo Brands Group maintains its primary showroom at Polo's New York City executive headquarters. Regional showrooms for Polo Brands are located in Atlanta, Chicago, Dallas and Los Angeles. An independent sales representative promotes sales to U.S. military exchanges. The Collection Brands Group and Home Collection division also maintain their primary showrooms in New York City. Regional sales representatives for the Home Collection are located in the Company's showrooms in Atlanta, Chicago, Dallas and Los Angeles. The Company also operates a separate tabletop showroom in New York City.

      SHOP-WITHIN-SHOPS. As a critical element of its distribution to department stores, the Company and its licensing partners utilize shop-within-shops to enhance brand recognition, permit more complete merchandising of the Company's lines and differentiate the presentation of products. The Company intends to add approximately 270 shop-within-shops and refurbish approximately 150 shop-within-shops in fiscal 1999. At April 3, 1999, department store customers in the United States had installed over 2,000 shop-within-shops dedicated to the Company's products and over 1,800 shops-within-shops dedicated to Polo's licensed products. The size of Polo shop-within-shops (excluding significantly larger shop-within-shops in key department store locations) typically ranges from approximately 1,000 to 1,500 square feet for Polo Brands, from approximately 800 to 1,200 square feet for Collection Brands, and from approximately 800 to 1,200 square feet for home furnishings. The Company estimates that, in total, approximately 2.0 million square feet of department store space in the United States is dedicated to Polo shop-within-shops. In addition to shop-within-shops, the Company utilizes exclusively fixtured areas in department stores.

      BASIC STOCK REPLENISHMENT PROGRAM. Basic products such as knit shirts, chino pants, oxford cloth shirts and navy blazers can be ordered at any time through Polo's basic stock replenishment programs. For customers who reorder basic products, Polo generally ships these products within one to five days of order receipt. These products accounted for approximately 16.0% of wholesale net sales in fiscal 1999. The Company has also implemented a seasonal quick response program to allow replenishment of products which can be ordered for only a portion of each year. Certain Home Collection licensing partners also offer a basic stock replenishment program which includes towels, bedding and tabletop products. Basic stock products accounted for approximately 75% of net sales of Home Collection licensing partners in fiscal 1999.

DIRECT RETAILING

      The Company operates retail stores dedicated to the sale of Polo products. Located in prime retail areas, the Company's 33 Polo stores operate under the Polo Ralph Lauren, Polo Sport and Polo Jeans Co. names. The Company's 99 outlet stores are generally located in outlet malls and operate under the Polo Ralph Lauren Factory Store, Polo Jeans Co. Factory Store and Lauren Ralph Lauren Factory Store names.

      In addition to its own retail operations, the Company has granted licenses to independent parties to operate nine stores in the United States and 83 stores internationally. The Company receives the proceeds from the sale of its Polo Brands and Collection Brands products, which are included in wholesale net sales, to these stores and also receives royalties, which are included in licensing revenue, from its licensing partners who sell to these stores. The Company generally does not receive any other compensation from these licensed store operators. See "- Licensing Alliances."

POLO STORES

      In addition to generating sales of Polo Ralph Lauren products, Polo stores set, reinforce and capitalize on the image of Polo's brands. The Company's five flagship stores, consisting of its two flagship stores located on Madison Avenue in New York City, one flagship store located on Rodeo Drive in Beverly Hills, one flagship store located on Michigan Avenue in Chicago and one flagship store located on New Bond Street in London which opened on May 5, 1999, showcase Polo products and demonstrate Polo's most refined merchandising techniques. In addition to its flagship stores, Polo operates 29 other Polo stores. Ranging in size from approximately 2,000 to over 15,000 square feet, the non-flagship stores are situated in upscale regional malls and major high street locations generally in the largest urban markets in the United States. In aggregate, on April 3, 1999 the Company operated 26 Polo Ralph Lauren stores, two Polo Sport stores, four Polo Jeans Co. stores and one Polo Country store (offering primarily leisure and weekend apparel). Stores are generally leased for initial periods ranging from five to fifteen years with renewal options.

      In fiscal 1999, Polo Ralph Lauren stores were opened in Chicago, Illinois and Palm Beach, Florida, and Polo Jeans Co. stores were opened in Orlando, Florida and Houston, Texas. In addition, in fiscal 1999, Polo converted its Polo Ralph Lauren store in Santa Clara, California to a Polo Jeans Co. store. New Polo Jeans Co. stores are planned for Burlingame, California, Miami, Florida, McLean, Virginia, Bellevue, Washington and Beverly Hills, California. A new Polo Sport store is planned to open in fiscal 2000 in the Soho district of New York City. In addition, during fiscal 2000, Polo plans to convert two Polo Ralph Lauren stores to new concepts that are expected to be more productive.

      Effective March 31, 1997, the Company entered into a joint venture agreement with a nonaffiliated partner to acquire real property in New York City. The Company and its partner are discussing possible concepts for such location. Concurrent with the signing of the agreement, the Company made an initial contribution for its 50% interest in the joint venture in the amount of $5.0 million. On December 16, 1997, the Company entered into another joint venture agreement with this nonaffiliated partner. The entity formed through this joint venture entered into a long-term lease of a building located in the Soho District of New York City, where the Polo Sport store planned to open in fiscal 2000 will be located.

OUTLET STORES

      Polo extends its reach to additional consumer groups through its 75 Polo Ralph Lauren Factory Stores and its 24 factory outlet concept stores, consisting, as of April 3, 1999, of 14 Polo Jeans Co. Factory Stores and 10 Lauren Ralph Lauren Factory Stores. Polo Ralph Lauren Factory Stores offer selections of the Company's menswear, womenswear, children's apparel, accessories, home furnishings and fragrances. Ranging in size from 5,000 to 13,000 square feet, with an average of approximately 8,000 square feet, the stores are generally located in major outlet centers in 34 states and Puerto Rico. Polo Jeans Co. Factory Stores carry all classifications within the Polo Jeans Co. line, including denim, knit and woven tops, sweaters, outerwear, casual bottoms and accessories. Polo Jeans Co. Factory Stores range in size from 3,000 to 4,500 square feet, with an average of 3,300 square feet, and are generally located in major outlet centers in 11 states. Lauren Ralph Lauren Factory Stores offer both basic key items and fashion items from the Lauren line with coordinated accessories. Ranging in size from 3,200 to 4,100 square feet, with an average of 3,500 square feet, the Lauren Ralph Lauren Factory Stores are generally located in major outlet centers in 10 states.

      Outlet stores purchase products from Polo, its licensing partners and its suppliers and from Polo stores in the United States. Outlet stores purchase products from Polo generally at cost and from Polo's domestic product licensing partners and Polo stores at negotiated prices. Outlet stores also source basic products and styles directly from the Company's suppliers. In fiscal 1999, the outlet stores purchased approximately 24%, 44% and 32% of products from the Company, licensing partners and other suppliers, respectively.

      The Company plans to add approximately 50 new outlet stores (net of anticipated store closings) over the next three years including approximately 30 factory outlet concept stores (net of anticipated store closings).

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

      Product and international licensing partners are granted the right to manufacture and sell at wholesale specified products under one or more of Polo's trademarks. International licensing partners produce and source products independently and in conjunction with the Company and its product licensing partners. As compensation for the Company's contributions under these agreements, each licensing partner pays royalties to the Company based upon its sales of Polo Ralph Lauren products, subject generally, to payment of a minimum royalty. With the exception of Home Collection licenses, these payments generally range from five to eight percent of the licensing partners's sales of the licensed products. See "- Home Collection" for a description of royalty arrangements for Home Collection products. In addition, licensing partners are required to allocate between two and four percent of their sales to advertise Polo products. Larger allocations are required in connection with launches of new products or in new territories.

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

      Polo has 20 product and 11 international licensing partners. A substantial portion of the Company's net income is derived from licensing revenue received from its licensing partners. The Company's largest licensing partners by licensing revenue, Jones Apparel Group, Inc., Seibu Department Stores, Ltd., WestPoint Stevens, Inc. and Warnaco, Inc.

accounted for 20%, 12.6%, 11.7% and 11.1%, respectively, of licensing revenue in fiscal 1999.

PRODUCT LICENSING ALLIANCES

      Polo has agreements with 20 product licensing partners relating to men's and women's sportswear, men's tailored clothing, children's apparel, personalwear, accessories and fragrances. The products offered by the Company's product licensing partners as of April 3, 1999 are listed below.


LICENSING PARTNER                             LICENSED PRODUCT CATEGORY
-----------------                             -------------------------
Warnaco, Inc.                                 Men's Chaps Sportswear

Sun Apparel, Inc., a subsidiary of Jones      Men's & Women's Polo Jeans Co. Casual
Apparel Group, Inc.                             Apparel & Sportswear

Jones Apparel Group, Inc.                     Women's Lauren Better Sportswear

Chester Barrie, Ltd.                          Men's Purple Label Tailored Clothing

Pietrafesa Co.                                Men's Polo Tailored Clothing

Peerless Inc.                                 Men's Chaps and Lauren Tailored Clothing

Oxford Industries, Inc.                       Boys Apparel

S. Schwab Company, Inc.                       Infants, Toddlers & Girls Apparel

Sara Lee Corporation                          Men's & Women's Personal Wear Apparel

Ralph Lauren Footwear, Inc., a                Men's & Women's Dress,
subsidiary                                     Casual and Performance Athletic Footwear
of Reebok International Ltd.

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

Carolee, Inc.                                 Jewelry

Swany, Inc.                                   Men's, Women's & Children's Gloves

L'Oreal S.A./Cosmair, Inc.                    Men's & Women's Fragrances and skin care products

Authentic Fitness Products, Inc.              Women's & Girls' Swimwear

Burton Golf, Inc.                             Golf bags

Safilo USA, Inc.                              Eyewear

Pennaco, Inc.                                 Sheer Hosiery

HOME COLLECTION

   With the introduction of the Ralph Lauren Home Collection in 1983, Polo became one of the first major apparel designers to extend its design principles and brands to a complete line of home furnishings. Today, in conjunction with its licensing partners, Polo offers an extensive collection of home products which both draw upon, and add to, the design themes of the Company's other product lines, contributing to Polo's complete lifestyle concept. Products are sold under the Ralph Lauren Home Collection brands in three primary categories: bedding and bath, interior decor, tabletop and giftware.

      In addition to developing the Home Collection, Polo acts as sales and marketing agent for its domestic Home Collection licensing partners. Together with its eight domestic home product licensing partners, representatives of the Company's design, merchandising, product development and sales staffs collaborate to conceive, develop and merchandise the various products as a complete home furnishing collection. Polo's personnel market and sell the products to domestic customers and certain international accounts. Polo's licensing partners, many of which are leaders in their particular product category, manufacture, own the inventory and ship the products. As compared to its other licensing alliances, Polo performs a broader range of services for its Home Collection licensing partners, which, in addition to sales and marketing, include operating showrooms and incurring advertising expenses. Consequently, Polo receives a higher royalty rate from its Home Collection licensing partners, which rates typically range from 15% to 20%. Home Collection licensing alliances generally have three to five-year terms and often grant the licensee conditional renewal options.

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

      The home furnishings products offered by the Company and its domestic licensing partners are listed below.

       CATEGORY              PRODUCT                             LICENSING PARTNER
       --------              -------                             -----------------
       Bedding and Bath      Towels, sheets, pillowcases and     WestPoint Stevens,
                             matching                            Inc.
                             bedding accessories

                             Blankets, bed pillows, comforters   Pillowtex Corporation
                             and other decorative bedding
                             accessories excluding those
                             matched to sheets, and bath rugs

       Interior Decor        Upholstered furniture and case      Henredon Furniture
                             goods                               Industries, Inc.

                                                                 The Sherwin-Williams
                             Interior paints, special            Company
                             finishes, and paint applications

                             Fabric and wallpaper                P. Kaufmann, Inc.

       Table and Giftware    Sterling, silverplate and           Reed and Barton
                             stainless steel flatware            Corporation
                              and picture frames

                             Crystal and glass tableware and     RJS Scientific, Inc.
                             giftware, ceramic dinnerware and
                             giftware and  home fragrances
                             (potpourri,
                             scented candles, etc.)

                             Placemats, tablecloths, napkins     Designers Collection, Inc.

      The Company's three most significant Home Collection licensing partners based on aggregate licensing revenue paid to the Company are WestPoint Stevens, Inc., Pillowtex Corporation and Henredon Furniture Industries, Inc. WestPoint Stevens, Inc. accounted for approximately 48% of Home Collection licensing revenue in fiscal 1999.

INTERNATIONAL LICENSING ALLIANCES

      The Company believes that international markets offer additional opportunities for Polo's quintessential American designs and lifestyle image and is committed to the global development of its businesses. International expansion opportunities may include the roll out of new products and brands following their launch in the U.S., the introduction of additional product lines, the entrance into new international markets and the addition of Polo stores in these markets. For example, following the successful launch of Polo Jeans Co. in the U.S. in Fall 1996, the Company launched the line in Canada, the U.K., Germany, Spain, Japan, Israel, Hong Kong, Singapore and Taiwan. Polo works with its 11 international licensing partners to facilitate this international expansion. International licensing partners also operate 83 stores, including 70 Polo Ralph Lauren stores, five Polo Sport stores and 8 Polo Jeans Co. stores.

      In fiscal 1999, the Company added five new Polo Ralph Lauren stores in international markets, including one in each of Australia, Hong Kong and Mexico and two in Japan. In addition, in fiscal 1999, one new Polo Jeans Co. store was added in each of St. Martin and Hong Kong. In May 1999, the Company added one Polo Ralph Lauren store in Argentina. Additional stores are planned to open in fiscal 2000 including two Polo Ralph Lauren stores in Australia and one Polo Jeans Co. store in Mexico.

      International licensing partners acquire the right to source, produce, market and/or sell some or all Polo products in a given geographical area. Economic arrangements are similar to those of domestic product licensing partners. Licensed products are designed by the Company, either alone or in collaboration with its domestic licensing partners. Domestic licensees generally provide international licensing partners with product or patterns, piece goods, manufacturing locations and other information and assistance necessary to achieve product uniformity, for which they are, in many cases, compensated.

      The most significant international licensing partners by licensing revenue in fiscal 1999 were Seibu Department Stores, Ltd., which oversees distribution of virtually all of the Company's products in Japan, Poloco, S.A., which distributes men's and boys' Polo apparel, men's and women's Polo Jeans Co. apparel and certain accessories in Europe and L'Oreal S.A., which distributes fragrances and toiletries outside of the United States. The Company's ability to maintain and increase licensing revenue under foreign licenses is dependent upon certain factors not within the Company's control, including fluctuating currency rates, currency controls, withholding requirements levied on royalty payments, governmental restrictions on royalty rates, political instability and local market conditions.

DESIGN

      The Company's products reflect a timeless and innovative American style associated with and defined by Polo and Ralph Lauren. The Company's consistent emphasis on innovative and distinctive design has been an important contributor to the prominence, strength and reputation of the Polo Ralph Lauren brands. For more than 30 years, the Company's designers have influenced, anticipated and responded to evolving consumer tastes within the context of Polo's defining aesthetic principles. Mr. Lauren, supported by Polo's design staff, has won numerous awards for Polo's designs including the prestigious 1996 Menswear Designer of the Year award and 1995 Womenswear Designer of the Year award, both of which were awarded by the Council of Fashion Designers of America (the "CFDA"). In addition, Mr. Lauren was honored with the CFDA Lifetime Achievement Award in 1991 and the CFDA Award for Humanitarian Leadership in 1998, and is the only person to have won all four of these awards.

      Design teams are formed around the Company's brands and product categories to develop concepts, themes and products for each of Polo's businesses. These teams work in close collaboration with merchandising, sales and production staff and licensing partners in order to gain market and other input.

      All Polo Ralph Lauren products are designed by or under the direction of Mr. Ralph Lauren and the Company's design staff, which is divided into three departments: Menswear, Womenswear and Home Collection.

      The Company operates a research, development and testing facility in Greensboro, North Carolina, testing labs in New Jersey and Singapore and pattern rooms in New York, New Jersey and Singapore.


MARKETING

      Polo's marketing program communicates the themes and images of the Polo Ralph Lauren brands and is an integral feature of its product offering. Worldwide marketing is managed on a centralized basis through the Company's advertising and public relations departments in order to ensure consistency of presentation.

      The Company creates the distinctive image advertising for all Polo Ralph Lauren products, conveying the particular message of each brand within the context of Polo's core themes. Advertisements generally portray a lifestyle rather than a specific item and often include a variety of Polo products offered by both the Company and its licensing partners. Polo's primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines including Elle, Esquire, Forbes, GQ, Harper's Bazaar, The New York Times Magazine, Town and Country, Vanity Fair and Vogue. Major print advertising campaigns are conducted during the Fall and Spring retail seasons with additions throughout the year to coincide with product deliveries. In addition to print, certain product categories utilize television and outdoor media in their marketing programs.

      The Company's licensing partners contribute a percentage (usually between three and four percent) of their sales of Polo products for advertising. The Company directly coordinates advertising placement for domestic product licensing partners. During fiscal 1999, Polo and its licensing partners collectively spent more than $178.2 million worldwide to advertise and promote Polo products.

      Polo conducts a variety of public relations activities. Each of the Spring and Fall womenswear collections is introduced at major fashion shows in New York which generate extensive domestic and international media coverage. In recognition of the increasing role menswear plays in the fashion industry, each of the Spring and Fall menswear collections is introduced at presentations organized for the fashion press. In addition, Polo sponsors professional golfers, organizes in-store appearances by its models and sponsors downhill skiers, snowboarders, triathletes and sports teams.

SOURCING, PRODUCTION AND QUALITY

      The Company's apparel products are produced for the Company by approximately 180 different manufacturers worldwide. The Company contracts for the manufacture of its products and does not own or operate any production facilities. During fiscal 1999, approximately 39% (by dollar volume) of men's and women's products were produced in the United States and its territories and approximately 61% (by dollar volume) of such products were produced in Hong Kong, Thailand and other foreign countries. Three manufacturers engaged by the Company accounted for approximately 15%, 7% and 7%, respectively, of the Company's total production during fiscal 1999. The primary production facilities of these three manufacturers are located in: Hong Kong and Saipan, in the case of the manufacturer that accounted for approximately 15% of the Company's total production during fiscal 1999; in Hong Kong, in the case of the manufacturer that accounted for approximately 7% of the Company's total production during fiscal 1999; and in Malaysia, Hong Kong and Mauritius, in the case of the other manufacturer that accounted for approximately 7% of the Company's total production during fiscal 1999. No other manufacturer accounted for more than five percent of the Company's total production in fiscal 1999.

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

DISTRIBUTION

      To facilitate distribution, men's products are shipped from manufacturers to the Company's distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. The Company's distribution/customer service facility is designed to allow for high density cube storage and utilizes bar code technology to provide inventory management and carton controls. Product traffic management is coordinated from this facility in conjunction with the Company's product management and buying agent staffs. During fiscal 1999, womenswear distribution was provided by a "pick and pack" facility under a warehousing distribution agreement with an unaffiliated third party. This agreement provides that the warehouse distributor will perform storage, quality control and shipping services for the Company. In return, the Company must pay the warehouse distributor a per unit rate and special processing charges for services such as ticketing, bagging and steaming. The initial term of this agreement is through December 1, 2000 and is thereafter renewable annually. Outlet store distribution and warehousing is principally handled through the Greensboro distribution center as well as satellite facilities also located in North Carolina. Polo store distribution is provided by a facility in Columbus, Ohio and a facility in New Jersey which services the Company's stores in New York City and East Hampton, New York. During fiscal 2000 the Company plans to complete a significant expansion of its Greensboro facility to handle increased volume and reduce reliance upon satellite facilities. The Company's licensing partners are responsible for the distribution of licensed products, including Home Collection products. The Company continually evaluates the adequacy of its warehousing and distribution facilities.

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

CREDIT CONTROL

      The Company manages its own credit and collection functions. The Company sells its merchandise primarily to major department stores across the United States and extends credit based on an evaluation of the customer's financial condition, usually without requiring collateral. The Company monitors credit levels and the financial condition of its customers on a continuing basis to minimize credit risk. The Company does not factor its accounts receivables or maintain credit insurance to manage the risks of bad debts. The Company's bad debt write-offs were less than 1% of net revenues for fiscal 1999.

BACKLOG

      The Company generally receives wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. At April 3, 1999, Summer and Fall backlog was $379.4 million and $21.1 million, as compared to $351.1 million and $20.5 million at March 28, 1998 for Polo Brands and Collection Brands, respectively. The Company's backlog depends upon a number of factors, including the timing of the market weeks for its particular lines, during which a significant percentage of the Company's orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

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

      Two agreements by which the Company resolved conflicts with third-party owners of other trademarks impose current restrictions or monetary obligations on the Company. In one, the Company reached an agreement with a third party which owned competing registrations in numerous European and South American countries for the trademark "Polo" and a symbol of a polo player astride a horse. By virtue of the agreement, Polo has acquired that third party's portfolio of trademark registrations, in consideration of the payment (capped as set forth below) of 30% of the Company's European and Mexican royalties and 50% of its South American royalties (solely in respect of the Company's use of trademarks which include "Polo" and the polo player symbol, and not, for example, "Ralph Lauren" alone, "Lauren/Ralph Lauren," "RRL," etc.). Remittances to this third party are not reflected in licensing revenue in the Company's financial statements and will cease no later than 2008, or sooner, when the remittances with respect to Europe and Mexico to this third party aggregate $15.0 million. As of April 3, 1999, the Company has paid approximately $12.0 million to this third party. The Company's obligation to share royalties with respect to Central and South America and parts of the Caribbean expires in 2013, but the Company also has the right to terminate this obligation at any time by paying $3.0 million. The second agreement was reached with a third party which owned conflicting registrations of the trademarks "Polo" and a polo player astride a horse in the U.K., Hong Kong, and South Africa. Pursuant to the agreement, the third party retains the right to use its "Polo" and polo player symbol marks in South Africa and certain other African countries, and the Company agreed to restrict use of those Polo marks in those countries to fragrances and cosmetics (as to which the Company's use is unlimited) and to the use of the Ralph (polo player symbol) Lauren mark on women's and girls' apparel and accessories. By agreeing to those restrictions, the Company secured the unlimited right to use its trademarks (without payment of any kind) in the United Kingdom and Hong Kong, and the third party is prohibited from distributing products under those trademarks in those countries.

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

CERTAIN RISKS

      The Company believes that its success depends in substantial part on its ability to originate and define product and fashion trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. There can be no assurance that the Company will continue to be successful in this regard. If the Company misjudges the market for its products, it may be faced with significant excess inventories for some products and missed opportunities with others. In addition, weak sales and resulting markdown requests from customers could have a material adverse effect on the Company's business, results of operations and financial condition.

      The industries in which the Company operates are cyclical. Purchases of apparel and related merchandise and home products tend to decline during recessionary periods and also may decline at other times. While the Company has fared well in recent years in a difficult retail environment, there can be no assurance that the Company will be able to maintain its historical rate of growth in revenues and earnings, or remain profitable in the future. Further, uncertainties regarding future economic prospects could affect consumer spending habits and have an adverse effect on the Company's results of operations.

      The Company is dependent on Mr. Ralph Lauren and other key personnel. Mr. Lauren's leadership in the design, marketing and operational areas has been a critical element of the Company's success. The loss of the services of Mr. Lauren and any negative market or industry perception arising from such loss could have a material adverse effect on the Company. The Company's other executive officers have substantial experience and expertise in the Company's business and have made significant contributions to its growth and success. The unexpected loss of services of one or more of these individuals could adversely affect the Company. The Company is not protected by a material amount of key-man or similar life insurance for Mr. Lauren or any of its other executive officers.

      In addition to the factors described above, the Company's business, including its revenues and profitability, is influenced by and subject to a number of factors including, among others: risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with the Company's lack of operational and financial control over its licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which the Company operates, including the Company's ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and its ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to the Company's ability to implement its growth strategies; risks associated with the ability of the Company's third party customers and suppliers and government agencies to timely and adequately remedy any Year 2000 issues (for a discussion of the Company's efforts to assure Year 2000 compliance, and the risks associated with such efforts, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of the Year 2000 Issue."; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers' inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing and the possible adverse impact of changes in import restrictions; risks related to the Company's ability to establish and protect its trademarks and other proprietary rights; risks related to fluctuations in foreign currency as the Company's international licensing revenue generally is derived from sales in foreign currencies including the Japanese yen and the French franc, and, in addition, changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market; and, risks associated with the Company's control by Lauren family members and the anti-takeover effect of multiple classes of stock.

      The Company from time to time reviews its possible entry into new markets, either through internal development activities or through acquisitions. The entry into new markets (including the development and launch of new product categories), such as the Company's entry into the technical sportswear market, and the acquisition of businesses, such as the Company's acquisition of Club Monaco Inc., is accompanied by risks inherent in any new business venture and may require methods of operations and market strategies different from those employed in the Company's other businesses. Certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors. Furthermore, the Company's acquisition of other businesses entails the normal risks inherent in such transactions, including without limitation, possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of the acquired entity; risks that projected or satisfactory level of sales, profits and/or return on investment will not be generated; risks that expenditures required for capital items or working capital will be higher than anticipated; risks involving the Company's ability to retain and appropriately motivate key personnel of the acquired business; and risks associated with unanticipated events and unknown or uncertain liabilities.

EMPLOYEES

      As of April 3, 1999, the Company had approximately 6,800 employees, including 6,500 in the United States and 300 in foreign countries. Approximately 30 of the Company's United States production and distribution employees in the womenswear business are members of the Union of Needletrades, Industrial & Textile Employees under an industry association collective bargaining agreement which the Company's womenswear subsidiary has adopted. This contract was renegotiated in fiscal 1998 and extended to May 31, 2000. The Company considers its relations with both its union and non-union employees to be good.

ITEM 2. PROPERTIES

      The Company does not own any real property except for its distribution facility in Greensboro, North Carolina, the parcel of land adjacent to its Greensboro, North Carolina distribution facility (upon which the expansion of the distribution facility is being constructed) and a 50% joint venture interest in a 44,000 square foot building located in the Soho district of New York City. Certain information concerning the Company's principal facilities in excess of 100,000 rentable square feet and of its existing flagship stores of 20,000 rentable square feet or more, all of which are leased, is set forth below:


                                                                               APPROXIMATE          CURRENT LEASE
                          LOCATION                          USE                   SQ. FT.          TERM EXPIRATION
                          --------                          ---                   -------          ---------------
                 650 Madison Avenue, NYC            Executive,                    206,000          December 31, 2009
                                                    corporate
                                                    and design
                                                    offices,
                                                    men's showrooms
                                                                                  162,000
                 Lyndhurst, N.J.                    Corporate and                                  February 28, 2008
                                                    retail
                                                    administrative
                                                    offices
                                                                                  115,000
                 Winston-Salem, N.C.                Distribution                                   June 30, 2000


                 202-A No. Chimney                  Interim warehouse             100,000          April 14, 2000
                 Rock Road, Greensboro, N.C.        and office space


                 750 North Michigan Avenue,         Direct retail and              36,000          November 14, 2017
                 Chicago, IL                        restaurant

                                                                                   27,000
                 867 Madison Avenue, NYC            Direct retail                                  December 31, 2004


                 1-5 New Bond Street, London        Direct retail and              29,000          July 4, 2021
                                                    corporate and
                                                    retail
                                                    administrative
                                                    offices

                 1980 Northern Boulevard,           Direct retail                  26,000          September 30, 2011
                 Manhasset, N.Y.


      During fiscal 1999, the Company entered into a lease agreement for an interim distribution facility in Greensboro, North Carolina.

      The leases for the Company's non-retail facilities (approximately 28 in all) provide for aggregate annual rentals of $17.8 million in fiscal 1999. The Company anticipates that it will be able to extend those leases which expire in the near future on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

      As of April 3, 1999, the Company operated 33 Polo stores and 99 outlet stores in leased premises. Aggregate annual rent paid for retail space by the Company in fiscal 1999 totaled $35.7 million. Except for approximately two stores for which the Company will not seek renewal upon lease expiration, the Company anticipates that it will be able to extend those leases which expire in the near future on satisfactory terms or to relocate to more desirable locations.

      The Company is currently re-evaluating its warehousing and distribution needs for its retail operations. The Company believes that its existing facilities are well maintained and in good operating condition, and plans to expand its warehousing and distribution capacity over the next fiscal year.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is a defendant in a purported national class action lawsuit filed in the Delaware Supreme Court in July 1997. The plaintiff has brought the action allegedly on behalf of a class of persons who purchased products at the Company's outlet stores throughout the United States at any time since July 15, 1991. The complaint alleges that advertising and marketing practices used by the Company in connection with the sales of its products at its outlet stores violate guidelines established by the Federal Trade Commission and the consumer protection statutes of Delaware and other states with statutes similar to Delaware's Consumer Fraud Act and Delaware's Consumer Contracts Act. The lawsuit seeks, on behalf of the class, compensatory and punitive damages as well as attorneys' fees. The Company answered the complaint and filed a motion for judgment on the pleadings. At a hearing on that motion on March 5, 1999, the Court ruled that the plaintiff must file an amended complaint within 30 days in order to avoid dismissal. The plaintiff has filed an amended complaint, essentially containing the same allegations as the initial complaint, which the Company has answered. The Company intends to continue to vigorously defend this lawsuit and believes that it has substantial and meritorious defenses.

      In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that source apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various Federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising and seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal court for the Central District of California, is brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the Federal civil RICO statute, Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorneys' fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of Federal and local wage and employment laws. The Company has not been named as a defendant in any of these suits, but the Company sources products in Saipan and counsel for the plaintiffs in these actions has informed the Company that it is a potential defendant in these or similar actions. The Company has denied any liability and is not at this preliminary stage in a position to evaluate the likelihood of a favorable or unfavorable outcome if it were named in any such suit.

      The Company is involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to its business. See "Item 1. Business - Trademarks." In the opinion of the Company's management, the resolution of any matter currently pending will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the quarter ended April 3, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol "RL." The following table sets forth the high and low closing sales prices for each quarterly period from June 11, 1997 (i.e., the day the Class A Common Stock was priced in the initial public offering) through April 1, 1999 as reported on the New York Stock Exchange Composite Tape. The Company did not declare any cash dividends during fiscal 1998 and fiscal 1999 on its Common Stock other than dividends declared in fiscal 1998 in the amount of $27.4 million and paid to holders of Class B Common Stock and Class C Common Stock in connection with the Company's reorganization just prior to its initial public offering on June 11, 1997.


                                                   Market Price of Class A
                                                   Common Stock
                                                   -----------------------------
                                                     HIGH                LOW
         Fiscal 1999:
         First Quarter..................            $31                $26.9375
         Second Quarter .................            29.6875            20.1250
         Third Quarter.....................          24                 16
         Fourth Quarter...................           24.8750            18.1250

         Fiscal 1998:
         First Quarter (since June 11, 1997)        $32.375            $26
         Second Quarter .................            28.0625            23.0625
         Third Quarter.....................          28.75              22.3125
         Fourth Quarter...................           30.8125            21.9375


      The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the continued growth and expansion of its business and has no current intention to pay cash dividends on its Common Stock.

      As of June 22, 1999, there were approximately 1,215 record holders of Class A Common Stock, four record holders of Class B Common Stock and five record holders of Class C Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended April 3, 1999 have been derived from the Company's audited Consolidated Financial Statements. The following table also includes unaudited pro forma statements of income for fiscal 1998 and fiscal 1997 which give effect to the Reorganization, the initial public offering and the PRC Acquisition as if they had occurred on March 31, 1996. The financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

                                                                        FISCAL YEAR ENDED
                                        APRIL 3,        MARCH 28,           MARCH 29,         MARCH 30,           APRIL 1,
                                         1999              1998               1997              1996                1995
                                         ----              ----               ----              ----                ----
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENTS OF INCOME:
Net sales ...................       $  1,505,056       $  1,303,816       $  1,043,330       $    909,720       $    746,595
Licensing revenue ...........            208,009            167,119            137,113            110,153            100,040
Other income ................             13,794              9,609              7,774              6,210              5,446
                                    ------------       ------------       ------------       ------------       ------------
Net revenues ................          1,726,859          1,480,544          1,188,217          1,026,083            852,081
Cost of goods sold ..........            904,586            759,988            652,000            586,273            477,357
                                    ------------       ------------       ------------       ------------       ------------
Gross profit ................            822,273            720,556            536,217            439,810            374,724
Selling, general and ........            608,128            520,801            378,854            312,690            264,594
administrative expenses
Restructuring charge ........             58,560                 --                 --                 --                 --
                                    ------------       ------------       ------------       ------------       ------------
Income from operations ......            155,585            199,755            157,363            127,120            110,130
Interest expense ............              2,759                159             13,660             16,287             16,450
Equity in net loss of joint .
venture .....................                 --                 --              3,599              1,101                262
                                    ------------       ------------       ------------       ------------       ------------
Income before income taxes ..            152,826            199,596            140,104            109,732             93,418
Provision for income taxes ..             62,276             52,025             22,804             10,925             13,244
                                    ------------       ------------       ------------       ------------       ------------
Net income ..................       $     90,550       $    147,571       $    117,300       $     98,807       $     80,174
                                    ============       ============       ============       ============       ============
Net income per share-Basic
and Diluted..................       $       0.91
                                    ============
Common shares outstanding
- Basic......................         99,813,328
                                    ============
Common shares outstanding
- Diluted....................         99,972,152
                                    ============



PRO FORMA STATEMENTS OF
INCOME (UNAUDITED) (1):
Net sales ...................                          $  1,303,816       $  1,131,686
Licensing revenue ...........                               167,119            137,113
Other Income ................                                 9,609              7,774
                                                       ------------       ------------
Net revenues ................                             1,480,544          1,276,573
Cost of goods sold ..........                               759,988            690,406
                                                       ------------       ------------
Gross profit ................                               720,556            586,167
Selling, general and
administrative expenses .....                               520,801            433,534
                                                       ------------       ------------
Income from operations ......                               199,755            152,633
Interest income .............                                 3,003              1,629
                                                       ------------       ------------
Income before income taxes ..                               202,758            154,262
Provisions for income taxes .                                82,631             64,790
                                                       ------------       ------------
Net income ..................                           $   120,127       $     89,472
                                                       ============       ============
Net income per share - Basic
and Diluted .................                          $       1.20       $       0.89
                                                       ============       ============
Common shares outstanding
- Basic and Diluted..........                           100,222,444        100,222,444
                                                       ============       ============

                                APRIL 3,          MARCH 28,        MARCH 29,       MARCH 30,         APRIL 1,
                                  1999              1998             1997             1996             1995
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ........       $  331,482       $  354,206       $  209,038       $  262,844       $  221,050
Inventories ............          376,860          298,485          222,147          269,113          271,220
Total assets ...........        1,104,584          825,130          588,758          563,673          487,547
Total debt .............          159,717              337          140,900          199,645          186,361
Stockholders' equity and
partners' capital ......          658,905          584,326          260,685          237,653          188,579


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

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto which are included herein. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest March 31. Accordingly, fiscal years 1999, 1998, 1997, 1996 and 1995 ended on April 3, 1999, March 28, 1998, March 29, 1997, March 30, 1996 and
April 1, 1995, respectively. Fiscal 1999 reflects a 53 week period.

      Certain statements in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "we believe," "is or remains optimistic," "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with the Company's lack of operational and financial control over its licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which the Company operates, including the Company's ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and its ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to the Company's ability to implement its growth strategies; risks associated with the ability of the Company's third party customers and suppliers and government agencies to timely and adequately remedy any Year 2000 issues; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers' inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing and the possible adverse impact of changes in import restrictions; risks related to the Company's ability to establish and protect its trademarks and other proprietary rights; risks related to fluctuations in foreign currency as the Company's international licensing revenue generally is derived from sales in foreign currencies including the Japanese yen and the French franc, and, in addition, changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market; and, risks associated with the Company's control by Lauren family members and the anti-takeover effect of multiple classes of stock. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     The Company began operations in 1968 as a designer and marketer of premium quality men's clothing and sportswear. Since inception, the Company, through internal operations and in conjunction with its licensing partners, has grown through increased sales of existing product lines, the introduction of new brands and products, expansion into international markets and development of its retail operations. Over the last five years, net revenues have more than doubled to $1.7 billion in fiscal 1999 from $852.1 million in fiscal 1995, while income from operations has grown to $214.1 million in fiscal 1999, excluding the restructuring charge, from $110.1 million in fiscal 1995. The Company's net revenues are generated from its three integrated operations: wholesale, direct retail and licensing. The following table sets forth net revenues for the last five fiscal years:


                                                                      FISCAL YEAR
                                                                                                                      PRO FORMA
                                                                                                                    FISCAL 1997 (3)
                                         1999            1998            1997            1996            1995         (UNAUDITED)
                                      ----------      ----------      ----------      ----------      ----------      ----------
                                                                           (IN THOUSANDS)
Wholesale sales
(1)(2) .........................      $  845,704      $  733,065      $  663,358      $  606,022      $  496,876      $  623,041

Retail sales (2)................         659,352         570,751         379,972         303,698         249,719         508,645
                                      ----------      ----------      ----------      ----------      ----------      ----------
Net sales.......................       1,505,056       1,303,816       1,043,330         909,720         746,595       1,131,686
Licensing revenue (1)...........         208,009         167,119         137,113         110,153         100,040         137,113
Other income....................          13,794           9,609           7,774           6,210           5,446           7,774
                                      ----------      ----------      ----------      ----------      ----------      ----------
Net revenues ...................      $1,726,859      $1,480,544      $1,188,217      $1,026,083      $  852,081      $1,276,573
                                      ==========      ==========      ==========      ==========      ==========      ==========



(1) The Company purchased certain of the assets of its former womenswear licensing partner in October 1995. The fiscal 1999, fiscal 1998, fiscal 1997 and fiscal 1996 net revenues reflect the inclusion of womenswear wholesale net sales of $127.1 million, $98.4 million, $98.8 million and $36.7 million, respectively, and an elimination of licensing revenue associated with the operations of the womenswear business after the acquisition.

(2) In February 1993, the Company entered into a joint venture to combine certain of its retail operations with those of its joint venture partner, Perkins Shearer Venture, to form Polo Retail Corporation ("PRC"). On March 21, 1997, the Company entered into an agreement, effective April 3, 1997, to acquire the 50% interest it did not own from its joint venture partner (the "PRC Acquisition"). Prior to the PRC Acquisition, the Company accounted for its interest in PRC under the equity method. Effective April 3, 1997, the Company consolidated the operations of PRC in fiscal 1998 and accounted for the transaction under the purchase method. On a pro forma basis for fiscal 1997, wholesale net sales by the Company to PRC are eliminated and PRC net revenues are reflected as retail sales.

(3) Pro forma financial information presented above gives effect to the PRC Acquisition as if it had occurred on March 31, 1996, the first day of fiscal 1997. Pro forma fiscal 1997 net revenues reflect the inclusion of womenswear wholesale net sales of $79.6 million, and an elimination of licensing revenue associated with the operations of the womenswear business after the acquisition.

      Wholesale net sales result from the sale by the Company of men's and women's apparel to wholesale customers, principally to major department stores, specialty stores and non-Company operated Polo stores located throughout the United States. Net sales for the wholesale division have increased to $845.7 million in fiscal 1999 from $496.9 million in fiscal 1995. This increase is primarily a result of growth in sales of the Company's menswear and womenswear products driven by the introduction of new brands and growth in sales of products under existing brands.

      Polo's retail sales are generated from the Polo stores and outlet stores operated by the Company. Since the beginning of fiscal 1995, the Company has added 30 Polo stores (net of store closings, including 21 Polo stores acquired in connection with the PRC Acquisition), and 52 outlet stores (net of store closings). At April 3, 1999, the Company operated 33 Polo stores and 99 outlet stores. Retail sales have grown to $659.4 million in fiscal 1999 from $249.7 million in fiscal 1995.

      On May 3, 1999, a wholly owned subsidiary of the Company acquired, through a tender offer and subsequent statutory compulsory acquisition, all of the outstanding shares of Club Monaco Inc. ("Club Monaco"), a corporation organized under the laws of the Province of Ontario, Canada. Founded in 1985, Club Monaco is an international specialty retailer of casual apparel and other accessories which are sold under the "Club Monaco" brand name and associated trademarks. As of April 3, 1999, Club Monaco operated 57 freestanding stores in Canada and 13 in the United States. In addition, Club Monaco franchises three freestanding stores in Canada, four freestanding stores and 20 shop-within-shops in Japan and 25 shop-within-shops in Korea and other parts of Asia. Club Monaco has also granted licenses for the manufacture and distribution of silver jewelry and eyewear in Canada and the United States. The Company used its new 1999 Credit Facility (as defined) to finance this acquisition. See "-- Liquidity and Capital Resources."

      Licensing revenue consists of royalties paid to the Company under its licensing alliances. In fiscal 1999, Product, International and Home Collection licensing alliances accounted for 50.4%, 25.0% and 24.6% of total licensing revenue, respectively. Through these alliances, Polo combines its core skills with the product or geographic competencies of its licensing partners to create and develop specific businesses. The growth of existing and development of new businesses under licensing alliances has resulted in an increase in licensing revenue to $208.0 million in fiscal 1999 from $100.0 million in fiscal 1995.

      During the fourth quarter of fiscal 1999, the Company formalized its plans to streamline operations within its wholesale and retail operations and reduce its overall cost structure (the "Restructuring Plan"). The major initiatives of the Restructuring Plan include the following: (1) an evaluation of the Company's retail operations and site locations; (2) the realignment and operational integration of the Company's wholesale operating units; and (3) the realignment and consolidation of corporate strategic business functions and internal processes.

      In an effort to improve the overall profitability of its retail operations, in fiscal 2000 the Company plans to close three Polo stores and three outlet stores that were not performing at an acceptable level. Additionally, the Company will convert two Polo stores and five outlet stores to new concepts that are expected to be more productive. Costs associated with this aspect of the Restructuring Plan include lease and contract termination costs, store fixed asset (primarily leasehold improvements) and intangible asset write downs and severance and termination benefits.

      The Company's wholesale operations were realigned into two new operating units: Polo Brands and Collection Brands. Aspects of this realignment included:
(i) the reorganization of the sales force and retail development areas; (ii) the streamlining of the design and development process; and (iii) the consolidation of the customer service departments. Additionally, the Company is in the process of integrating the production and sourcing of its Polo Brands, outlet store and licensees' products into one consolidated unit. Costs associated with the wholesale realignment consist primarily of severance and termination benefits and lease termination costs.

      The Company's review of its corporate business functions and internal processes resulted in a new management structure designed to better align businesses with similar functions and the identification and elimination of duplicative processes. Costs associated with the corporate realignment consist primarily of severance and termination benefits and lease termination costs.

      In connection with the implementation of the Restructuring Plan, the Company recorded a restructuring charge of $58.6 million on a pre-tax basis in its fourth quarter of fiscal 1999. The major components of the restructuring charge included lease and contract termination costs of $24.7 million, asset write downs of $17.8 million, severance and termination benefits of $15.3 million and other restructuring costs of $0.8 million. Total severance and termination benefits as a result of the Restructuring Plan relate to approximately 280 employees, 140 of which were terminated through May 1999. The Company expects to substantially complete the implementation of the Restructuring Plan during fiscal 2000.

      In connection with the Company's growth strategy, the Company plans to introduce new products and brands and expand its retail operations. Implementation of these strategies may require significant investments for advertising, furniture and fixtures, infrastructure, design and additional inventory. Notwithstanding the Company's investment, there can be no assurance that its growth strategies will be successful.

PRO FORMA COMBINED STATEMENT OF INCOME FOR FISCAL 1997

      The following table sets forth for fiscal 1997: (i) actual combined statement of income; (ii) pro forma adjustments to reflect fiscal 1998 transactions, including the PRC Acquisition, the initial public offering and the reorganization as if they had occurred on March 31, 1996; and (iii) pro forma combined statement of income:


                     PRO FORMA COMBINED STATEMENT OF INCOME
                                  FISCAL 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          ACTUAL         PRO FORMA        PRO FORMA
                                                         COMBINED       ADJUSTMENTS        COMBINED
                                                         --------       -----------        --------
                Net sales                               $1,043,330       $ 88,356 (1)       $1,131,686
                Licensing revenue                          137,113                             137,113
                Other income                                 7,774                               7,774
                                                        ----------                          ----------
                Net revenues                             1,188,217                           1,276,573
                Cost of goods sold                         652,000         38,406 (1)          690,406
                                                        ----------                          ----------
                Gross profit                               536,217                             586,167
                Selling, general and
                administrative expenses                    378,854         53,812 (1)          433,534
                                                                              868 (1)
                                                         ---------                            --------
                Income from operations                     157,363                             152,633
                Interest expense (income)                   13,660        (15,289)(1)(2)        (1,629)
                Equity in net loss of joint venture          3,599         (3,599)(1)
                                                        ----------                            --------
                Income before income taxes                 140,104                             154,262
                Provision for income taxes                  22,804         41,986 (3)           64,790
                                                        ----------                          ----------
                Net income                              $  117,300                          $   89,472
                                                        ==========                          ==========

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

RESULTS OF OPERATIONS

      The following discussion provides information and analysis of the Company's results of operations for fiscal 1999 as compared to fiscal 1998 and fiscal 1998 as compared to fiscal 1997. The discussion of the Company's results of operations for fiscal 1997 is presented on a pro forma basis, assuming the PRC Acquisition had occurred as of March 31, 1996. As a result of the Company's initial public offering completed on June 17, 1997, and the use of a portion of the net proceeds therefrom to reduce outstanding indebtedness, historical interest expense is not discussed below because such information is not meaningful. The effect of income taxes is also not discussed below because the historic taxation of the operations of the Company is not meaningful with respect to periods following the reorganization.

      The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income, which have been reclassified for comparative purposes, for fiscal 1999, fiscal 1998 and fiscal 1997 presented on a historical and pro forma basis, as indicated:


                                                                                                 PRO
                                                                   HISTORICAL                   FORMA
                                                        --------------------------------       ------

                                                         1999         1998         1997         1997
                                                        ------       ------       ------       ------
      Net sales ..................................        87.2%        88.1%        87.8%        88.7%


      Licensing revenue ..........................        12.0         11.3         11.5         10.7

      Other income ...............................         0.8          0.6          0.7          0.6
                                                        ------       ------       ------       ------


      Net revenues ...............................       100.0        100.0        100.0        100.0
                                                        ------       ------       ------       ------

      Gross profit ...............................        47.6         48.7         45.1         45.9

      Selling, general and administrative expenses        35.2         35.2         31.9         33.9

      Restructuring charge .......................         3.4           --           --           --
                                                        ------       ------       ------       ------

      Income from operations .....................         9.0%        13.5%        13.2%        12.0%
                                                        ======       ======       ======       ======


FISCAL 1999 COMPARED TO FISCAL 1998

      NET SALES. Net sales increased 15.4% to $1.5 billion in fiscal 1999 from $1.3 billion in fiscal 1998. Wholesale net sales increased 15.4% to $845.7 million in fiscal 1999 from $733.1 million in fiscal 1998. Wholesale growth primarily reflects volume-driven sales increases in existing menswear and womenswear brands and increased menswear and womenswear sales resulting from the timing of shipments to retailers. These unit increases were offset by decreases in average selling prices resulting from changes in product mix. Retail sales increased by 15.5% to $659.4 million in fiscal 1999 from $570.8 million in fiscal 1998. Of this increase, $90.7 million is attributable to the opening of four new Polo stores (net of two store closings) and 27 new outlet stores (net of three store closings) in fiscal 1999, and the benefit of a full year of operations for three new Polo stores and ten new outlet stores opened in fiscal 1998. Additionally, retail sales were favorably impacted by the inclusion in fiscal 1999 of a 53rd week as compared to 52 weeks in fiscal 1998. Comparable store sales for fiscal 1999 decreased by 2.0%, excluding the impact of the 53rd week in fiscal 1999, largely due to the following: (i) the effects of a more challenging economic environment compared to fiscal 1998; (ii) lower tourism, most notably in the Company's West Coast and Hawaiian stores; (iii) issues encountered during a conversion of the Company's retail merchandising systems during its second fiscal quarter; and (iv) unseasonably warm weather conditions throughout the United States during the fall selling season as well as other weather issues and store closings. Comparable store sales represent net sales of stores open in both reporting periods for the full portion of such periods.

      LICENSING REVENUE. Licensing revenue increased 24.5% to $208.0 million in fiscal 1999 from $167.1 million in fiscal 1998. This increase is primarily attributable to an overall increase in sales of existing licensed products, particularly Chaps, Lauren, Polo Jeans and Home Collection, and the Company's continued expansion and growth in international markets.

      GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 47.6% in fiscal 1999 from 48.7% in fiscal 1998. This decrease was primarily attributable to lower retail gross margins due to higher markdowns. Wholesale gross margins decreased slightly in fiscal 1999 in comparison to fiscal 1998. These decreases were offset by an increase in licensing revenue as a percentage of net revenues to 12.0% in fiscal 1999 from 11.3% in fiscal 1998.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased by $87.3 million to $608.1 million in fiscal 1999 from $520.8 million in fiscal 1998. The increase in SG&A expenses is principally due to increased volume-related expenses to support revenue growth, increased depreciation expense associated with the Company's shop-within-shops development program and start-up costs associated with the expansion of the Company's retail operations. Despite these increases, SG&A expenses as a percentage of net revenues remained constant at 35.2%.

FISCAL 1998 (HISTORICAL BASIS) COMPARED TO FISCAL 1997 (PRO FORMA BASIS)

      NET SALES. Net sales increased 15.2% to $1.30 billion in fiscal 1998 from $1.13 billion in fiscal 1997. Wholesale net sales increased 17.7% to $733.1 million in fiscal 1998 from $623.0 million in fiscal 1997. Wholesale growth primarily reflects increased menswear sales resulting from growth in the Company's basic stock replenishment program, improved sales in existing brands, a shift in the sales mix to higher priced wholesale products and sales from the Company's third party wholesale trading business which began operations in the fourth quarter of fiscal 1997. Wholesale growth also reflects increased womenswear sales due to the introduction of Polo Sport in the fourth quarter of fiscal 1997. Retail sales increased 12.2% to $570.8 million in fiscal 1998 from $508.6 million in fiscal 1997. Of this increase, $60.9 million is attributable to the opening of two new Polo stores (net of one store closing) and seven new outlet stores (net of three store closings) in fiscal 1998 and the benefit of a full year of operations for three new Polo stores and ten new outlet stores opened in fiscal 1997.

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

      GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.7% in fiscal 1998 from 45.9% in fiscal 1997. This increase was attributable to improvements in each of the Company's integrated operations. Wholesale gross margins increased significantly in fiscal 1998 over fiscal 1997 as a direct result of increased fulfillment of customer orders, improved supply chain management and a planned reduction in off-price sales. Retail gross margins also increased significantly in fiscal 1998 as compared to fiscal 1997 primarily due to the benefit of operating five new Polo stores (net of one store closing) which were opened in fiscal 1998 and fiscal 1997, and an improved initial markup. Licensing revenue increased as a percentage of net revenues to 11.3% in fiscal 1998 from 10.7% in fiscal 1997.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $520.8 million or 35.2% of net revenues in fiscal 1998 from $433.5 million or 33.9% of net revenues in fiscal 1997. This increase as a percentage of net revenues was attributable to increased depreciation expense associated with the Company's shop-within-shops development program, increased advertising, marketing and public relations expenditures to support the Company's brands and a one-time charge under terms of a long-term contract with a former executive.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations and credit facilities.

      Net cash provided by operating activities decreased to $38.5 million in fiscal 1999 from $96.2 million in fiscal 1998. This reduction was primarily driven by increases in inventories due to timing of shipments, the overall growth of the business and a build-up of excess seasonal basic product inventories. The Company believes that the excess seasonal basic product inventories are of high-quality and plans to reduce these inventory levels by decreasing production commitments in fiscal 2000. The remaining decrease in cash flow from operations was due to the timing of payments to vendors. Net cash used in investing activities increased to $196.2 million in fiscal 1999 from $74.9 million in fiscal 1998 principally due to higher capital expenditures and the investment of $44.2 million in an escrow account restricted for the fiscal 2000 acquisition of Club Monaco. Net cash provided by financing activities increased to $143.4 million in fiscal 1999 from $7.8 million in fiscal 1998. This increase primarily reflects the utilization of borrowings for operations and the fiscal 2000 acquisition of Club Monaco offset by repurchases of common stock in fiscal 1999.

      On June 9, 1997, the Company entered into a credit facility with a syndicate of banks which provides for a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002 (the "Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a Base Rate equal to the higher of: (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin.

      On March 30, 1999, in connection with the Company's acquisition of Club Monaco, the Company entered into a $100.0 million senior credit facility (the "1999 Credit Facility") with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan (the "Term Loan"). The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The Term Loan will be used to finance the acquisition of all of the outstanding common stock of Club Monaco and to repay indebtedness of Club Monaco, as further described below. The Term Loan is repayable on June 30, 2003. Borrowings under the 1999 Credit Facility bear interest, at the Company's option, at a Base Rate equal to the higher of:
(i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin. In April 1999, the Company entered into interest rate swap agreements with a notional amount of $100.0 million to convert the variable interest rate on the 1999 Credit Facility to a fixed rate of 5.5%.

      The Credit Facility and 1999 Credit Facility (collectively, the "Credit Facilities") contain customary representations, warranties, covenants and events of default, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness, loans, investments and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreements provide that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of the Company's common stock.

      As of April 3, 1999, the Company had $115.5 million outstanding in direct borrowings and $44.2 million outstanding under the Term Loan and was contingently liable for $22.7 million in outstanding letters of credit related to commitments for the purchase of inventory and in connection with its leases under the Credit Facilities. The weighted average interest rate on amounts outstanding under the Credit Facilities at April 3, 1999, was 6.9%.

      Total cash outlays related to the Restructuring Plan are expected to be approximately $39.5 million, $3.9 million of which was paid in fiscal 1999.

      Capital expenditures were $141.7 million, $63.1 million and $35.3 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The increase in capital expenditures represents primarily expenditures associated with the Company's shop-within-shops development program which includes new shops, renovations and expansions, as well as expenditures incurred in connection with the expansion of the Company's retail operations. Additionally, capital expenditure increases reflect the purchase by the Company of a distribution center in North Carolina for $16.0 million, which it had been previously leasing. The Company plans to invest approximately $130.0 million, net of landlord incentives, over the next fiscal year for its distribution facilities, its retail concept and outlet stores, the shop-within-shops development program, its information systems and other capital projects.

      On April 6, 1999, PRL Acquisition Corp., a Nova Scotia unlimited liability corporation and a wholly owned subsidiary of the Company, acquired, through a tender offer, 98.83% of the outstanding shares of Club Monaco. On May 3, 1999, PRL Acquisition Corp. acquired the remaining outstanding 1.17% shares pursuant to a statutory compulsory acquisition. The total purchase price was approximately $52.0 million in cash based on current exchange rates. The Company used funds under its 1999 Credit Facility to finance this transaction and to repay in full assumed debt of approximately $35.0 million. At April 3, 1999, in connection with the tender offer, the Company had set aside approximately $44.2 million of cash in an escrow account restricted for the acquisition of the common stock of Club Monaco.

      In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan will be made from time to time in the open market over a two-year period which commenced April 1, 1998. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of April 3, 1999, the Company had repurchased 603,864 shares of its Class A Common Stock at an aggregate cost of $16.1 million.

      The Company extends credit to its customers, including those which have accounted for significant portions of its net revenues. The Company had three customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, which in aggregate constituted approximately 58.0% and 53.0% of trade accounts receivable outstanding at April 3, 1999 and March 28, 1998, respectively. Additionally, the Company had four licensing partners, Jones Apparel Group, Inc. ("Jones"), Seibu Department Stores, Ltd. ("Seibu"), WestPoint Stevens, Inc. ("WPS") and

Warnaco, Inc., which in aggregate constituted approximately 55.0% of licensing revenue in fiscal 1999. WPS, Seibu and Jones constituted, in aggregate, approximately 35.0% of licensing revenue in fiscal 1998 while WPS, Seibu and L'Oreal S.A./Cosmair Inc. constituted, in aggregate, approximately 39.0% of licensing revenue in fiscal 1997. Accordingly, the Company may have significant exposure in collecting accounts receivable from its wholesale customers and licensees. The Company has credit policies and procedures which it uses to manage its credit risk.

      Management believes that cash from ongoing operations and funds available under the Credit Facilities will be sufficient to satisfy the Company's current level of operations, the Restructuring Plan, capital requirements, stock repurchase program, acquisition of Club Monaco and other corporate activities for the next 12 months. The Company does not currently intend to pay dividends on its Common Stock in the next 12 months.

SEASONALITY AND QUARTERLY FLUCTUATIONS

      The Company's business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments to retail customers and key vacation travel and holiday shopping periods in the retail segment. As a result of growth in the Company's retail operations and licensing revenue, historical quarterly operating trends and working capital requirements may not accurately reflect future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail.

EXCHANGE RATES

      Inventory purchases from contract manufacturers in the Far East are primarily denominated in U.S. dollars; however, purchase prices for the Company's products may be affected by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods sold in the future. During the last two years, exchange rate fluctuations have not had a material impact on the Company's inventory cost. Additionally, certain international licensing revenue could be materially affected by currency fluctuations. From time to time, the Company hedges certain exposures to foreign currency exchange rate changes arising in the ordinary course of business.

NEW ACCOUNTING STANDARDS

      In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including store pre-opening costs, be expensed as incurred. The Company's current accounting policy is to capitalize store pre-opening costs as prepaid expenses and amortize such costs over a twelve month period following store opening. The Company will adopt the provisions of SOP 98-5 in its first quarter of fiscal 2000, as required, and record a charge of $3.9 million, after taxes, as the cumulative effect of a change in accounting principle.

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending March 31, 2001, and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

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

      In 1997, the Company, with the aid of outside consultants, initiated a program to assess the impact of Year 2000 issues on its information technology ("IT") systems and its non-IT systems and has formulated a plan to address its Year 2000 issues.

      Through its assessment, the Company has identified potential date deficiencies in its IT systems, both hardware and software and in its non-IT systems (including functions involving embedded chip technology), and is in the process of addressing these deficiencies through upgrades, replacements and other remediation. The Company expects to complete remediation of its material IT systems no later than the summer of 1999. In connection with other equipment with date sensitive operating controls such as distribution center equipment, HVAC, employee time clocks, security and other similar systems, the Company is in the process of identifying those items which may require replacement or other remediation and, in a significant majority of the cases, believes it has taken steps adequate to ensure such equipment is Year 2000 compliant. The Company expects to complete testing and replacement or other remediation of this equipment no later than the summer of 1999.

      The Company has made inquiries of third parties with whom it has material business relationships (such as customers, suppliers, licensees, transportation carriers, utility and other general service providers) to determine whether they will be able to resolve in a timely manner any Year 2000 issues that will materially and adversely impact the Company. This process includes the solicitation of written responses to questionnaires, followed, in some cases, by meetings with certain of such third parties. To date, approximately 60.0% of those contacted have responded, none of whom have raised any Year 2000 issues which the Company believes would have a materially adverse affect on the Company. The Company is in the process of sending follow-up inquiries to third parties and expects to complete its survey of third parties in the late summer of 1999.

      To date, the Company has incurred expenses of approximately $5.1 million related to the assessment of its Year 2000 issues and development and implementation of its remediation plan. The total remaining cost of the Company's Year 2000 project is estimated at $1.0 to $2.0 million and is being funded through operating cash flows. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. Of the total project cost, approximately $0.6 million is attributable to the purchase of new software which will be capitalized. The remainder will be expensed as incurred. The costs of the Year 2000 project and the dates upon which the Company plans to complete its Year 2000 initiatives are based on management's best estimates, which were derived by utilizing several assumptions of future events including continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans.

      The Company believes that it is difficult to identify its most reasonable worst case Year 2000 scenario. However, a reasonable worst case Year 2000 scenario would be a failure by a significant third party in the Company's supply and distribution chain (including, without limitation, utility or other general service provider, government authority or third party with whom it has a material business relationship) to remediate its Year 2000 deficiencies that continues for several days or more. Any such failure could impair the manufacture and/or delivery of products, and/or the processing of orders, and shipments. In addition, a failure by the Company to remediate any of its internal inventory management systems would adversely affect its stock allocation program, resulting in mistimed shipments and potential order cancellations. These scenarios would likely have a material adverse effect on the Company's results of operations, and, in particular, would result in the loss of sales and revenue. The extent of lost revenue as a result of these scenarios cannot be estimated at this time.

      The Company continues to develop contingency plans to limit the effect of any Year 2000 issues on its operations and results, and intends to finalize its contingency plans by no later than the summer of 1999. As an example, the Company continues to explore, where possible, alternate service providers. The Company's Year 2000 efforts are ongoing and its overall plan, as well as its development of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant in a timely fashion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item appears beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The other information required to be included herein by Item 10 of Form 10-K will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders which will be filed within 120 days after the close of the Company's fiscal year ended April 3, 1999 and such information is incorporated herein by reference to such Proxy Statement.

      The following table sets forth certain information with respect to the directors and executive officers of the Company as of June 22, 1999.

      NAME                              AGE      POSITION
      Ralph Lauren..................    59       Chairman, Chief Executive Officer and
                                                 Director



      Michael J. Newman.............    53       Vice Chairman, Chief Operating Officer and
                                                 Director



      Richard A. Friedman...........    41       Director


      Frank A. Bennack, Jr..........    66       Director


      Joel L. Fleishman............     65       Director


      Allen Questrom...............     59       Director


      Terry S. Semel................    56       Director


      Peter Strom...................    70       Director


      Victor Cohen..................    45       Senior Vice President, General Counsel and
                                                 Secretary


      F. Lance Isham................    54       President

      Nancy A. Platoni Poli.........    43       Senior Vice President and Chief Financial Officer


      Karen L. Rosenbach............    44       Senior Vice President, Human Resources and
                                                 Administration


      Hamilton South................    34       Group President, Chief Marketing Officer

      RALPH LAUREN has been a director of the Company since prior to the commencement of the Company's initial public offering and was a member of the Advisory Board or Board of Directors of the Company's predecessors since their organization. Mr. Lauren is the Company's Chairman and Chief Executive Officer. He founded Polo in 1968 and has provided leadership in the design, marketing and operational areas since such time.

      MICHAEL J. NEWMAN has been a director of the Company since prior to the commencement of the Company's initial public offering and was a member of the Advisory Board of the Company's predecessor since April 1995. Mr. Newman has been Vice Chairman and Chief Operating Officer of the Company since 1995. He was President and Chief Operating Officer of the Company's Menswear operations from 1991 to 1994, and Executive Vice President from 1989 to 1991. Mr. Newman joined Polo as Vice President of Finance and Chief Financial Officer in 1987. Prior to joining the Company, Mr. Newman was Senior Vice President of Finance at Kaiser-Roth Apparel.

      F. LANCE ISHAM has been President of the Company since November 1998, prior to which he served as Group President of the Menswear operations. Mr. Isham is responsible for the day-to-day operations of sales, merchandising, retail development, production, manufacturing services and distribution. He joined Polo in 1982, and has held a variety of sales positions in the Company including Executive Vice President of Sales and Merchandising.

      RICHARD A. FRIEDMAN has been a director of the Company since prior to the commencement of the Company's initial public offering and was a member of the Advisory Board of the Company's predecessor since 1994. Mr. Friedman is a Managing Director of Goldman, Sachs & Co., and head of the Principal Investment Area. He joined Goldman, Sachs & Co. in 1981. Mr. Friedman is a member of the Board of Directors of AMF Bowling, Inc. and Carmike Cinemas Inc.

      FRANK A. BENNACK, JR. has been a director of the Company since January 1998. Mr. Bennack has been the President and Chief Executive Officer of The Hearst Corporation since 1979. He is a member of the Board of Directors of The Hearst Corporation, Hearst-Argyle Television, Inc., American Home Products Corporation, The Chase Manhattan Corporation and The Chase Manhattan Bank.

      JOEL L. FLEISHMAN has been a director of the Company since January 1999. He has been a Professor of Law and Public Policy, Terry Sanford Institute of Public Policy at Duke University since 1971 and the Director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions at Duke University since 1987. In addition, Mr. Fleishman has been the President of The Atlantic Philanthropic Service Company, Inc. since 1993. Mr. Fleishman is a member of the Board of Directors of Boston Scientific Corporation.

      ALLEN QUESTROM has been a Director of the Company since September 1997. Mr. Questrom has been the Chairman, President and Chief Executive Officer of Barneys New York Inc. since May 1999 and was the Chairman and Chief Executive Officer of Federated Department Stores, Inc. from February 1990 to May 1997. He is a member of the Board of Directors of Interpublic Group of Companies, Inc., AEA Investors, Inc. and Barneys New York Inc.

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

      HAMILTON SOUTH was appointed to the corporate position of Group President, Chief Marketing Officer of the Company in March 1999. Mr. South joined Polo in 1996 as Senior Vice President, Worldwide Communications. Prior to joining Polo, Mr. South was editor-at-large of Vanity Fair Magazine from 1990.

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

ITEM 11.    EXECUTIVE COMPENSATION.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required to be included herein by Items 11 through 13 of Form 10-K will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Company's fiscal year ended April 3, 1999 and such information is incorporated herein by reference to such Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   1, 2. Financial Statements and Schedules.  See index on Page F-1.

            3.    Exhibits

     EXHIBIT
      NUMBER            DESCRIPTION
      ------            -----------
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

       10.9       License Agreement, made as of January 1, 1998, between Ralph
                  Lauren Home Collection, Inc. and WestPoint Stevens Inc.**
                  (filed as Exhibit 10.9 to the Company's Annual Report on Form
                  10-K for the fiscal year ended March 28, 1998 (the "Fiscal
                  1998 10-K")*

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

       10.11      Design Services Agreement, dated March 1, 1998, between Polo
                  Ralph Lauren Enterprises, L.P. and Polo Ralph Lauren Japan
                  Co., Ltd.** (filed as Exhibit 10-11 to the S-1)*

     EXHIBIT
      NUMBER            DESCRIPTION
      ------            -----------
       10.12      Deferred Compensation Agreement dated April 1, 1993, between
                  Michael J. Newman and Polo Ralph Lauren Corporation, assigned
                  October 31, 1994: to Polo Ralph Lauren, L.P. (filed as Exhibit
                  10.12 to the S-1)*+

       10.13      Deferred Compensation Agreement dated April 2, 1995 between F.
                  Lance Isham and Polo Ralph Lauren, L.P.(filed as Exhibit 10.14 to the S-1)*+

       10.14      Amendment to Deferred Compensation Agreement made as of
                  November 10, 1998 between F. Lance Isham and Polo Ralph Lauren
                  Corporation

       10.15      Amended and Restated Employment Agreement dated October 26,
                  1993 between Michael J. Newman and Polo Ralph Lauren
                  Corporation, as amended and assigned October 31, 1994 to Polo
                  Ralph Lauren, L.P. and as further amended as of June 9, 1997
                  (filed as Exhibit 10.17 to the S-1)*+

       10.16      Amended and Restated Employment Agreement effective November
                  10, 1998 between F. Lance Isham and Polo Ralph Lauren
                  Corporation+

       10.17      Stockholders Agreement dated as of June 9, 1997 among Polo
                  Ralph Lauren Corporation, GS Capital Partners, L.P., GS
                  Capital Partners PRL Holding I, L.P., GS Capital Partners PRL
                  Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street
                  1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., Mr.
                  Ralph Lauren, RL Holding, L.P. and RL Family (filed as Exhibit
                  10.22 to the S-1)*

       10.18 Form of Credit Agreement between Polo Ralph Lauren Corporation and The Chase Manhattan Bank (filed as Exhibit 10.24 to the
                  S-1)*

       10.19      Form of Guarantee and Collateral Agreement by Polo Ralph
                  Lauren Corporation in favor of The Chase Manhattan Bank (filed as Exhibit 10.25 to the S-1)*

       10.20      Credit Agreement between Polo Ralph Lauren Corporation and the
                  Chase Manhattan Bank dated as of March 30, 1999

       10.21      Form of Indemnification Agreement between Polo Ralph Lauren
                  Corporation and its Directors and Executive Officers (filed as
                  Exhibit 10.26 to the S-1)*

       10.22 Employment Agreement dated June 9, 1997 between Ralph Lauren and Polo Ralph Lauren Corporation (filed as exhibit 10.27 to the S-1)*+

       10.23      Amended and Restated Employment Agreement effective April 4,
                  1999 between Ralph Lauren and Polo Ralph Lauren Corporation+

       10.24      Employment Agreement effective November 10, 1998, between
                  Hamilton South and Polo Ralph Lauren Corporation+

       10.25 Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones
                  Apparel Group, Inc.** (filed as Exhibit 10.25 to the Fiscal
                  1998 10-K)*

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

** Portions of Exhibits 10.4 - 10.11 and 10.24 and 10.25 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

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

                              POLO RALPH LAUREN CORPORATION
                              (Registrant)

                              By:   /s/ Ralph Lauren
                                  ----------------------------------------
                                    Ralph Lauren
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer

Date: June 25, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                                   TITLE(S)                                       DATE
---------                                   --------                                       ----
/s/ Ralph Lauren                            Chairman of the Board of Directors and         June 25, 1999
----------------------------------          Chief Executive Officer
Ralph Lauren                                (Principal Executive Officer)


/s/ Michael J. Newman                       Vice Chairman of the Board of Directors        June 25, 1999
----------------------------------          and Chief Operating Officer
Michael J. Newman


/s/ Nancy A. Platoni Poli                   Senior Vice President and Chief Financial      June 25, 1999
----------------------------------          Officer (Principal Financial and Accounting
Nancy A. Platoni Poli                       Officer)


/s/ Frank A. Bennack, Jr.                   Director                                       June 25, 1999
----------------------------------
Frank A. Bennack, Jr.


/s/ Joel L. Fleishman                       Director                                       June 25, 1999
----------------------------------
Joel L. Fleishman


/s/ Richard A. Friedman                     Director                                       June 25, 1999
----------------------------------
Richard A. Friedman


/s/ Allen Questrom                           Director                                      June 25, 1999
----------------------------------
Allen Questrom


/s/ Terry S. Semel                           Director                                      June 25, 1999
----------------------------------
Terry S. Semel


/s/ Peter Strom                              Director                                      June 25, 1999
----------------------------------
Peter Strom

                          POLO RALPH LAUREN CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      FINANCIAL STATEMENTS                                                                                         PAGE
      Independent Auditors' Report ...........................................................................      F-2

      Consolidated Balance Sheets as of April 3, 1999 and March 28, 1998 .....................................      F-3

      Consolidated Statements of Income for the years ended April 3, 1999,  March 28, 1998 and  March 29, 1997      F-4

      Consolidated Statements of Stockholders' Equity and Partners' Capital for the years ended April 3, 1999,
      March 28, 1998 and March 29, 1997 ......................................................................      F-5

      Consolidated Statements of Cash Flows for the years ended April 3, 1999,  March 28, 1998 and  March 29,
      1997 ...................................................................................................      F-6

      Notes to Consolidated Financial Statements .............................................................      F-8


      FINANCIAL STATEMENT SCHEDULE:

      Independent Auditors' Report ...........................................................................      S-1
      Schedule II - Valuation and Qualifying Accounts ........................................................      S-2

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

      To the Board of Directors and Stockholders of Polo Ralph Lauren Corporation New York, New York

      We have audited the accompanying consolidated balance sheets as of April 3, 1999 and March 28, 1998 of Polo Ralph Lauren Corporation and subsidiaries (the "Company") and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended and the combined statements of income, partners' capital, and cash flows for the year ended March 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of April 3, 1999 and March 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
May 21, 1999

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                APRIL 3,          MARCH 28,
                                                                                  1999               1998
                                                                                --------          ---------
                                     ASSETS
Current assets
     Cash and cash equivalents                                                $    44,458        $    58,755
     Accounts receivable, net of allowances of
       $13,495 and $12,447, respectively                                          157,203            149,120
     Inventories                                                                  376,860            298,485
     Deferred tax assets                                                           51,939             24,448
     Prepaid expenses and other                                                    48,994             25,656
                                                                              -----------        -----------

                TOTAL CURRENT ASSETS                                              679,454            556,464

Property and equipment, net                                                       261,799            175,348
Deferred tax assets                                                                12,493             14,213
Restricted cash                                                                    44,217               --
Other assets, net                                                                 106,621             79,105
                                                                              -----------        -----------

                                                                              $ 1,104,584        $   825,130
                                                                              ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Notes and acceptances payable - banks                                    $   115,500        $      --
     Accounts payable                                                              88,898            100,126
     Income taxes payable                                                          17,432              2,554
     Accrued expenses and other                                                   126,142             99,578
                                                                              -----------        -----------

                TOTAL CURRENT LIABILITIES                                         347,972            202,258

Long-term debt                                                                     44,217               --
Other noncurrent liabilities                                                       53,490             38,546
Commitments and contingencies (Note 13)                                              --                 --

Stockholders' equity
    Common Stock
     Class A, par value $.01 per share; 500,000,000 shares
      authorized; 34,381,653 and 34,272,726 shares issued, respectively               344                343
     Class B, par value $.01 per share; 100,000,000 shares
      authorized; 43,280,021 shares issued and outstanding                            433                433
     Class C, par value $.01 per share; 70,000,000 shares
      authorized; 22,720,979 shares issued and outstanding                            227                227
    Additional paid-in-capital                                                    450,030            447,918
    Retained earnings                                                             227,288            136,738
    Treasury Stock, Class A, at cost (603,864 shares)                             (16,084)              --
    Unearned compensation                                                          (3,333)            (1,333)
                                                                              -----------        -----------

                TOTAL STOCKHOLDERS' EQUITY                                        658,905            584,326
                                                                              -----------        -----------

                                                                              $ 1,104,584        $   825,130
                                                                              ===========        ===========


                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                FISCAL YEAR ENDED
                                                   --------------------------------------------
                                                    APRIL 3,         MARCH 28,        MARCH 29,
                                                      1999             1998             1997
                                                    --------         ---------        ---------
Net sales                                          $1,505,056       $1,303,816       $1,043,330
Licensing revenue                                     208,009          167,119          137,113
Other income                                           13,794            9,609            7,774
                                                   ----------       ----------       ----------

  Net revenues                                      1,726,859        1,480,544        1,188,217

Cost of goods sold                                    904,586          759,988          652,000
                                                   ----------       ----------       ----------

  Gross profit                                        822,273          720,556          536,217

Selling, general and administrative expenses          608,128          520,801          378,854
Restructuring charge                                   58,560             --               --
                                                   ----------       ----------       ----------

  Income from operations                              155,585          199,755          157,363

Interest expense                                        2,759              159           13,660
Equity in net loss of joint venture                      --               --              3,599
                                                   ----------       ----------       ----------

  Income before income taxes                          152,826          199,596          140,104

Provision for income taxes                             62,276           52,025           22,804
                                                   ----------       ----------       ----------

  Net income                                       $   90,550       $  147,571       $  117,300
                                                   ==========       ==========       ==========

                                                                     PRO FORMA
                                                                    -----------

Historical income before income taxes                               $   199,596
Pro forma adjustments other than income taxes                             3,162
                                                                    -----------

Pro forma income before income taxes                                    202,758
Pro forma provision for income taxes                                     82,631
                                                                    -----------

Pro forma net income                                                $   120,127
                                                                    ===========

Net income per share - Basic and Diluted           $      0.91      $      1.20
                                                   ===========      ===========

Common shares outstanding - Basic                   99,813,328      100,222,444
                                                   ===========      ===========

Common shares outstanding - Diluted                 99,972,152      100,222,444
                                                   ===========      ===========


                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      RETAINED
                                                   COMMON STOCK        ADDITIONAL   EARNINGS AND
                                              ----------------------    PAID-IN-      PARTNERS'    TREASURY STOCK, AT COST
                                                 SHARES      AMOUNT     CAPITAL       CAPITAL       SHARES        AMOUNT
                                              -----------   --------   ----------   ------------   ---------    ----------
  BALANCE AT MARCH 30, 1996                          --         --           --     $    237,653        --            --

Net income                                                                               117,300
Distributions to partners                                                                (94,268)
                                               ----------   --------   ----------   ------------   ---------    ----------

  BALANCE AT MARCH 29, 1997                          --         --           --          260,685        --            --

Net income                                                                               147,571
Distributions to partners                                                                (45,640)
Reorganization                                 89,000,000        890      176,537       (177,427)
Dividend and Reorganization Notes paid                                                   (48,451)
Common stock issued in public offering, net    11,170,000        112      268,685
Common stock issued in PRC Acquisition             26,803       --            697
Restricted stock grants                            76,923          1        1,999
                                              ----------    --------   ----------   ------------   ---------    ----------

  BALANCE AT MARCH 28, 1998                   100,273,726      1,003      447,918        136,738        --            --

Net income                                                                                90,550
Exercise of stock options                           4,352                     113
Repurchases of common stock                                                                          603,864       (16,084)
Restricted stock grants                           104,575          1        1,999
                                              -----------   --------   ----------   ------------   ---------    ----------

  BALANCE AT APRIL 3, 1999                    100,382,653   $  1,004   $  450,030   $    227,288     603,864    $  (16,084)
                                              ===========   ========   ==========   ============   =========    ==========


                                                   UNEARNED
                                                 COMPENSATION      TOTAL
                                                 ------------    --------
  BALANCE AT MARCH 30, 1996                            --        $237,653

Net income                                                        117,300
Distributions to partners                                         (94,268)
                                                    -------      --------

  BALANCE AT MARCH 29, 1997                            --         260,685

Net income                                                        147,571
Distributions to partners                                         (45,640)
Reorganization                                                       --
Dividend and Reorganization Notes paid                            (48,451)
Common stock issued in public offering, net                       268,797
Common stock issued in PRC Acquisition                                697
Restricted stock grants                              (1,333)          667
                                                    -------      --------

  BALANCE AT MARCH 28, 1998                          (1,333)      584,326

Net income                                                         90,550
Exercise of stock options                                             113
Repurchases of common stock                                       (16,084)
Restricted stock grants                              (2,000)          --
                                                    -------      --------

  BALANCE AT APRIL 3, 1999                          $(3,333)     $658,905
                                                    =======      ========


                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        FISCAL YEAR ENDED
                                                                              ---------------------------------------
                                                                              APRIL 3,       MARCH 28,      MARCH 29,
                                                                                1999           1998           1997
                                                                              --------       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $  90,550      $ 147,571      $ 117,300
Adjustments to reconcile net income to net cash provided by
   operating activities:
       Benefit from deferred income taxes                                       (25,771)       (27,997)          (938)
       Depreciation and amortization                                             46,414         27,402         13,755
       Equity in net loss of joint venture                                         --             --            3,599
       Provision for losses on accounts receivable                                1,060          1,155            833
       Changes in deferred liabilities                                           (4,782)         9,584          5,067
       Provision for restructuring charge                                        19,040           --             --
       Other                                                                      2,073          3,198         (5,069)
       Changes in assets and liabilities, net of acquisitions
            Accounts receivable                                                  (9,542)        (4,352)          (137)
            Inventories                                                         (76,396)       (48,942)        46,702
            Prepaid expenses and other                                          (25,526)        (2,031)        (9,223)
            Other assets                                                         (9,095)       (18,922)        (3,385)
            Accounts payable                                                    (13,452)         3,215         15,173
            Income taxes payable and accrued expenses and other                  43,950          6,325         19,943
                                                                              ---------      ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        38,523         96,206        203,620
                                                                              ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment, net                                (141,692)       (63,079)       (35,330)
       Acquisition, net of cash acquired                                         (6,981)        (8,551)          --
       Restricted cash for Club Monaco Acquisition                              (44,217)          --             --
       Investments in joint ventures                                               --           (5,812)          --
       Cash surrender value - officers' life insurance, net                      (3,339)         2,569         (3,230)
                                                                              ---------      ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                                          (196,229)       (74,873)       (38,560)
                                                                              ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock, net                                  113        268,797           --
       Repurchases of common stock                                              (16,084)          --             --
       Proceeds from (repayments of) short-term borrowings, net                 115,500        (26,777)       (46,954)
       Repayments of borrowings against officers' life insurance policies          --           (5,757)          --
       Repayments of long-term debt and subordinated notes                         (337)      (135,134)       (11,791)
       Proceeds from long-term debt                                              44,217           --             --
       Payment of Dividend and Reorganization Notes                                --          (48,451)          --
       Distributions paid to partners                                              --          (44,855)       (90,284)
                                                                              ---------      ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             143,409          7,823       (149,029)
                                                                              ---------      ---------      ---------

Net (decrease) increase in cash and cash equivalents                            (14,297)        29,156         16,031
Cash and cash equivalents at beginning of period                                 58,755         29,599         13,568
                                                                              ---------      ---------      ---------
Cash and cash equivalents at end of period                                    $  44,458      $  58,755      $  29,599
                                                                              =========      =========      =========

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                FISCAL YEAR ENDED
                                                                         --------------------------------
                                                                         APRIL 3,   MARCH 28,   MARCH 29,
                                                                           1999       1998        1997
                                                                         --------   ---------   ---------
SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest                                            $ 2,776     $ 4,410     $16,005
                                                                         =======     =======     =======
       Cash paid for income taxes                                        $77,877     $73,873     $22,280
                                                                         =======     =======     =======


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       Foreign tax credits distributed to partners                                   $   509     $ 3,720
                                                                                     =======     =======

       Capital obligations for completed shop-within-shops                           $15,102     $ 8,600
                                                                                     =======     =======

       Fair value of assets acquired, excluding cash                     $14,868     $69,537
       Less:
            Cash paid                                                      6,981       8,551
            Promissory notes issued                                        5,000        --
            Fair market value of common stock issued for acquisition        --           697
                                                                         -------     -------
       Liabilities assumed                                               $ 2,887     $60,289
                                                                         =======     =======

       Fair market value of restricted stock grants                                  $   667
                                                                                     =======


                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


1    BASIS OF PRESENTATION AND ORGANIZATION

     (a) BASIS OF PRESENTATION

         Polo Ralph Lauren Corporation ("PRLC") was incorporated in Delaware in March 1997. PRLC and its subsidiaries are collectively referred to herein as "Polo." On June 9, 1997, the partners and certain of their affiliates contributed to PRLC all of the outstanding stock of, and partnership interests in, the entities which comprised the predecessor group of companies in exchange for common stock of PRLC and promissory notes (the "Reorganization"). The accompanying combined financial statements for the year ended March 29, 1997 include the accounts of Polo Ralph Lauren Enterprises, L.P. ("Enterprises"), Polo Ralph Lauren, L.P. and subsidiaries (collectively, the "Polo Partnership"), The Ralph Lauren Womenswear Company, L.P. and subsidiaries (collectively, "Womenswear") and Polo Retail Corporation and subsidiaries, a 50% joint venture with a previously nonaffiliated partner ("PRC," and together with Enterprises, Polo Partnership and Womenswear, the "Predecessor Company"). The controlling interests of the Predecessor Company were held by Mr. Ralph Lauren, with a 28.5% interest held by certain investment funds affiliated with The Goldman Sachs Group, Inc., successor to The Goldman Sachs Group, L.P. (collectively, the "GS Group").

         The accompanying consolidated financial statements as of and for the year ended April 3, 1999, include the results of operations of Polo. The accompanying consolidated financial statements as of and for the year ended March 28, 1998, include the combined results of operations of the Predecessor Company through June 9, 1997, and the consolidated results of operations of Polo thereafter (Polo, together with the Predecessor Company, is referred to herein as the "Company"). The financial statements of PRLC have not been included prior to the Reorganization as PRLC was a shell company with no business operations.

         The financial statements of the Predecessor Company have been presented on a combined basis because of their common ownership. The combined financial statements have been prepared as if the entities had operated as a single consolidated group since their respective dates of organization.

         All significant intercompany balances and transactions have been eliminated. The equity method of accounting was used for the Company's investment in PRC during the year ended March 29, 1997, in which 50% of PRC was owned by a previously nonaffiliated partner. Subsequent to the Company's acquisition of the remaining 50% interest in PRC effective April 3, 1997, as discussed further in Note 1 (d) below, the results of operations of PRC have been consolidated and the acquisition has been accounted for as a purchase.

     (b) INITIAL PUBLIC OFFERING

         On June 17, 1997, PRLC completed the sale of 11.17 million shares of its Class A Common Stock at $26.00 per share in connection with its initial public offering. The net proceeds from the initial public offering, after deducting underwriting discounts and commissions and offering expenses, aggregated $268.8 million. The net proceeds from the initial public offering were used

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


     as follows: (i) to repay borrowings outstanding under the Company's Credit Facility (as defined see Note 7) in the amount of $163.5 million; (ii) to pay the Dividend and Reorganization Notes (as defined - see Note 1 (c)) in the amount of $43.0 million to Mr. Lauren and related entities and the GS Group; and (iii) to repay subordinated notes and interest thereon in the amount of $24.3 million to Mr. Lauren and the GS Group. The remaining $38.0 million was used for other general corporate purposes.

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

     (d) ACQUISITION

         On March 21, 1997, the Company entered into purchase agreements with its joint venture partners to acquire the remaining 50% interest in PRC, effective April 3, 1997, for consideration aggregating $10.4 million in cash and Class A Common Stock of PRLC ("PRC Acquisition"). The PRC Acquisition was completed simultaneously with the Company's initial public offering. Prior to the PRC Acquisition, the Company sold products to PRC in the amount of $40.3 million in fiscal 1997. Purchases by the Company from PRC amounted to $6.7 million in fiscal 1997.

     (e) BUSINESS

         The Company designs, licenses, contracts for the manufacture of, markets and distributes men's and women's apparel, accessories, fragrances, skin care products and home furnishings. The Company's sales are principally to major department and specialty stores located throughout the United States. Additionally, the Company also sells directly to consumers through Company-owned Polo stores, including flagship stores, and outlet stores located throughout the United States.

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

         A significant amount of the Company's products are produced in the Far East, through arrangements with independent contractors. As a result, the Company's operations could be adversely effected by political instability resulting in the disruption of trade from the countries in which these contractors are located, by the imposition of additional duties or regulations relating to imports, by the contractors' inability to meet the Company's production requirements or by other factors.

2    SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR

         The Company's fiscal year ends on the Saturday nearest to March 31. All references herein to "1999," "1998" and "1997" represent the 52 or 53 week fiscal years ended April 3, 1999, March 28, 1998, and March 29, 1997, respectively. Fiscal 1999 reflects a 53-week period and fiscal 1998 and 1997 reflect a 52-week period.

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

     RESTRICTED CASH

         At April 3, 1999, the Company had $44.2 million of cash held in escrow for the acquisition of Club Monaco Inc. ("Club Monaco") (see Note 16).

     INVENTORIES

         Wholesale inventories are valued at the lower of cost (first-in, first-out method) or market. Retail inventories are valued using the retail method.

     STORE PRE-OPENING COSTS

         Costs associated with the opening of a new store are deferred and amortized within one year commencing from the date of the store opening.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


     PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

         Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is as follows: buildings - 39.5 years; furniture and fixtures and machinery and equipment - 3 to 8 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. Additionally, the Company capitalizes its share of the cost of constructing shop-within-shops under agreements with retailers and amortizes such costs using the straight-line method over the lesser of their estimated useful lives or the life of the underlying agreement.

     GOODWILL

         Goodwill represents the excess of purchase cost over the fair value of net assets of businesses acquired. The Company amortizes goodwill on a straight-line basis over its estimated useful life, ranging from 11 to 25 years .

     IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

         The Company assesses the carrying value of long-lived and intangible assets as current facts and circumstances suggest that they may be impaired. In evaluating the fair value and future benefits of such assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and would recognize an impairment loss if the carrying value exceeded the expected future cash flows. The impairment loss would be measured based upon the fair value. The Company has determined that its long-lived and intangible assets presented in the accompanying balance sheets at April 3, 1999 and March 28, 1998, are not impaired. See Note 3 for long-lived and intangible asset write downs recorded in connection with the Company's fiscal 1999 Restructuring Plan (as defined see Note 3).

     OFFICERS' LIFE INSURANCE

         The Company maintains key man life insurance policies on several of its senior executives, the majority of which contain split dollar arrangements. The key man policies are recorded at their cash surrender value, while the policies with split dollar arrangements are recorded at the lesser of their cash surrender value or premiums paid. Amounts recorded under these policies aggregated $31.5 million and $28.2 million at April 3, 1999 and March 28, 1998, respectively, and are included in other assets in the accompanying balance sheets.

     REVENUE RECOGNITION

         Sales are recognized upon shipment of products to customers and, in the case of sales by Company-owned retail and outlet stores, when goods are sold to consumers. Allowances for estimated uncollectible accounts and discounts are provided when sales are recorded. Licensing revenue is recognized as earned.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


     CONCENTRATION OF CREDIT RISK

         The Company sells its merchandise primarily to major upscale department stores across the United States and extends credit based on an evaluation of the customer's financial condition generally without requiring collateral. Credit risk is driven by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. A decision by the controlling owner of a group of stores or any substantial customer to decrease the amount of merchandise purchased from the Company or to cease carrying its products could have a material adverse effect on the Company. The Company had three customers who in aggregate constituted approximately 58.0% and 53.0% of trade accounts receivable outstanding at April 3, 1999 and March 28, 1998, respectively.

          The Company had two significant customers that each accounted for approximately 10.0% of net sales in fiscal 1999 and one significant customer that accounted for approximately 11.0% of net sales in fiscal 1998 and 1997. Additionally, the Company had four significant licensees who in aggregate constituted approximately 55.0% of licensing revenue in fiscal 1999 and three who in aggregate constituted approximately 35.0% and 39.0% of licensing revenue in fiscal 1998 and 1997, respectively.

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

     ADVERTISING

         The Company expenses the production costs of advertising, marketing and public relations expenses upon the first showing of the related advertisement. These expenses amounted to $76.2 million, $68.5 million and $55.5 million in fiscal 1999, 1998 and 1997, respectively.

     INCOME TAXES

         The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion which is expected to more likely than not be realized.

         The entities which comprised the Predecessor Company included principally partnerships which were not subject to Federal or certain state income taxes. Therefore, no provision was made in the accompanying combined financial statements of the Predecessor Company through June 9, 1997, as taxes were the liability of the partners. However, Federal, state and local taxes have been provided on the income of all domestic C corporations in the Predecessor Company.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


     Foreign income taxes have also been provided on the income of the foreign entities in the Predecessor Company.

     DEFERRED RENT OBLIGATIONS

         The Company accounts for rent expense under noncancellable operating leases with scheduled rent increases and landlord incentives on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives are recorded as a deferred liability. Unamortized deferred rent obligations amounted to $40.7 million and $28.1 million at April 3, 1999 and March 28, 1998, respectively, and are included in accrued expenses and other, and other noncurrent liabilities in the accompanying balance sheets.

     FINANCIAL INSTRUMENTS

         The Company from time to time uses derivative financial instruments to reduce its exposure to changes in foreign exchange and interest rates. While these instruments are subject to risk of loss from changes in exchange or interest rates, those losses would generally be offset by gains on the related exposure. The Company does not hold or issue financial instruments for trading or speculative purposes.

     FOREIGN CURRENCY TRANSLATION

         The financial position and results of operations of a foreign subsidiary of the Company are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at each year end. Results of operations are translated at the average rate of exchange prevailing throughout the period. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account. Gains and losses from foreign currency transactions are included in operating results and were not considered by the Company to be material in fiscal 1999, 1998 and 1997.

     STOCK OPTIONS

         The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     COMPREHENSIVE INCOME

         Effective March 29, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting of comprehensive income and its components in the financial statements. For fiscal 1999, 1998 and 1997, comprehensive income approximated net income.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


     RECENT ACCOUNTING PRONOUNCEMENTS

         In April 1998, the American Institute of Certified Public Accountants' ("AICPA") Accounting Standards Executive Committee issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities". SOP 98-5 requires that costs of start-up activities, including store pre-opening costs, be expensed as incurred. The Company's current accounting policy is to capitalize store pre-opening costs as prepaid expenses and amortize such costs over a twelve month period following store opening. The Company will adopt the provisions of SOP 98-5 in its first quarter of fiscal 2000, as required, and record a charge of $3.9 million, after taxes, as the cumulative effect of a change in accounting principle.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 will be effective in the Company's first quarter of the fiscal year ending March 31, 2001 and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

     PRO FORMA ADJUSTMENTS (UNAUDITED)

         The pro forma statement of income data for fiscal 1998 presents the effects on the historical financial statements of certain transactions as if they had occurred at March 30, 1997. The pro forma statement of income data reflects adjustments for: (i) income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes, calculated using a pro forma effective tax rate of 40.8% (see Note 8); and (ii) the reduction of interest expense resulting from the application of a portion of the net proceeds from the initial public offering to outstanding indebtedness.

     NET INCOME PER SHARE

         Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the period and excluded any potential dilution. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and awards. The weighted average number of shares outstanding in fiscal 1999 represents the actual number of shares outstanding during such period. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the initial public offering were considered to be outstanding in fiscal 1998. The difference between the basic and diluted weighted average shares outstanding is due to the dilutive effect of stock options and restricted stock awards issued under the Company's stock option plans.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


     RECLASSIFICATIONS

         For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

3    RESTRUCTURING CHARGE

         During the fourth quarter of fiscal 1999, the Company formalized its plans to streamline operations within its wholesale and retail operations and reduce its overall cost structure ("Restructuring Plan"). The major initiatives of the Restructuring Plan include the following: (1) an evaluation of the Company's retail operations and site locations; (2) the realignment and operational integration of the Company's wholesale operating units; and (3) the realignment and consolidation of corporate strategic business functions and internal processes.

         In an effort to improve the overall profitability of its retail operations, the Company plans to close three Polo stores and three outlet stores that were not performing at an acceptable level. Additionally, the Company will convert two Polo stores and five outlet stores to new concepts that are expected to be more productive. Costs associated with this aspect of the Restructuring Plan include lease and contract termination costs, store fixed asset (primarily leasehold improvements) and intangible asset write downs and severance and termination benefits.

         The Company's wholesale operations were realigned into two new operating units: Polo Brands and Collection Brands. Aspects of this realignment included: (i) the reorganization of the sales force and retail development areas; (ii) the streamlining of the design and development process; and (iii) the consolidation of the customer service departments. Additionally, the Company is in the process of integrating the production and sourcing of its Polo Brands, outlet store and licensees' products into one consolidated unit. Costs associated with the wholesale realignment consist primarily of severance and termination benefits and lease termination costs.

         The Company's review of its corporate business functions and internal processes resulted in a new management structure designed to better align businesses with similar functions and the identification and elimination of duplicative processes. Costs associated with the corporate realignment consist primarily of severance and termination benefits and lease termination costs.

                         POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

          In connection with the implementation of the Restructuring Plan, the Company recorded a restructuring charge of $58.6 million on a pre-tax basis in its fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity through April 3, 1999 were as follows:

                                                         LEASE AND
                         SEVERANCE AND   ASSET           CONTRACT
                         TERMINATION     WRITE           TERMINATION     OTHER
                         BENEFITS        DOWNS           COSTS           COSTS           TOTAL
     1999 provision      $ 15,277        $ 17,788        $ 24,665        $    830        $ 58,560
     1999 activity         (3,318)        (17,788)         (1,112)           (105)        (22,323)
                         --------        --------        --------        --------        --------

     April 3, 1999       $ 11,959        $   --          $ 23,553        $    725        $ 36,237
                         ========        ========        ========        ========        ========


          Total severance and termination benefits as a result of the Restructuring Plan relate to approximately 280 employees, 140 of which were terminated through May 1999. Total cash outlays related to the Restructuring Plan are expected to be approximately $39.5 million, $3.9 million of which was paid in fiscal 1999. The Company expects to substantially complete the implementation of the Restructuring Plan during fiscal 2000.

4    INVENTORIES


                                                    APRIL 3,           MARCH 28,
                                                     1999                 1998
     Raw materials                                 $ 17,675             $ 26,364
     Work-in-process                                  8,545               12,406
     Finished goods                                 350,640              259,715
                                                   --------             --------

                                                   $376,860             $298,485
                                                   ========             ========

         Merchandise inventories of $196.1 million and $130.9 million at April 3, 1999 and March 28, 1998, respectively, were valued utilizing the retail method and are included in finished goods.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

5    PROPERTY AND EQUIPMENT


                                                       APRIL 3,       MARCH 28,
                                                         1999           1998

                Land and improvements                 $  3,108       $    656
                Building                                10,079           --
                Furniture and fixtures                 150,103        116,870
                Machinery and equipment                 32,582         22,189
                Construction in progress                30,294           --
                Leasehold improvements                 187,512        158,255
                                                      --------       --------
                                                       413,678        297,970
                Less: accumulated
                  depreciation and amortization        151,879        122,622
                                                      --------       --------

                                                      $261,799       $175,348
                                                      ========       ========

6    ACCRUED EXPENSES AND OTHER


                                                     APRIL 3,       MARCH 28,
                                                      1999            1998
                    Accrued operating expenses        $ 47,094       $ 40,841
                    Accrued restructuring charge        36,237           --
                    Accrued payroll and benefits        27,466         33,898
                    Accrued shop-within-shops           15,345         24,839
                                                      --------       --------

                                                      $126,142       $ 99,578
                                                      ========       ========

7    FINANCING AGREEMENTS

          On June 9, 1997, the Company entered into a credit facility with a syndicate of banks which consists of a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002 (the "Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a Base Rate equal to the higher of: (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin. At April 3, 1999, the Company had $115.5 million outstanding in direct borrowings and was contingently liable for $22.7 million in outstanding letters of credit related to commitments for the purchase of inventory and in connection with its leases under the Credit Facility. There were no borrowings outstanding under the Credit Facility at March 28, 1998.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

         On March 30, 1999, in connection with the Company's acquisition of Club Monaco (see Note 16), the Company entered into a $100.0 million senior credit facility (the "1999 Credit Facility") with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan (the "Term Loan"). The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The Term Loan will be used to finance the acquisition of the stock of Club Monaco and to repay existing indebtedness, as further described in Note 16. The Term Loan is repayable on June 30, 2003. Borrowings under the 1999 Credit Facility bear interest, at the Company's option, at a Base Rate equal to the higher of: (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin. On April 12, 1999, the Company entered into interest rate swap agreements with a notional amount of $100.0 million to convert the variable interest rate on the 1999 Credit Facility to a fixed rate of 5.5%. At April 3, 1999, the Company had $44.2 million outstanding under the Term Loan.

         The Credit Facility and 1999 Credit Facility (the "Credit Facilities") contain customary representations, warranties, covenants and events of default, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness, loans, investments and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreements provide that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of the Company's common stock.

         The Credit Facilities bore interest primarily at the institution's prime rate (ranging from 5.25% to 7.75% at April 3, 1999). The weighted average interest rate on borrowings was 7.4%, 8.0% and 7.7% in fiscal 1999, 1998 and 1997, respectively.

         On June 9, 1997 in connection with the Reorganization, borrowings under the Credit Facility were used to refinance existing debt from the Polo Partnership credit facility of $104.5 million and to repay in full $56.7 million of aggregate borrowings outstanding under the Womenswear credit facility and the PRC credit facility. These borrowings were repaid from the net proceeds of the initial public offering (see Note 1 (b)).

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

8    INCOME TAXES

         The components of the provision for income taxes were as follows:


                                                         FISCAL YEAR
                                            1999             1998            1997
                Current:
                    Federal               $ 68,012        $ 60,265        $ 16,649
                    State and local         15,080          15,330           6,633
                    Foreign                  4,955           4,427             460
                                          --------        --------        --------
                                            88,047          80,022          23,742
                                          --------        --------        --------
                Deferred:
                    Federal                (19,654)        (22,357)           (652)
                    State and local         (6,117)         (5,640)           (286)
                                          --------        --------        --------
                                           (25,771)        (27,997)           (938)
                                          --------        --------        --------

                                          $ 62,276        $ 52,025        $ 22,804
                                          ========        ========        ========

         The foreign and domestic components of income before income taxes were as follows:


                                                        FISCAL YEAR
                                               1999           1998           1997
                         Domestic            $102,644       $162,529       $113,188
                         Foreign               50,182         37,067         26,916
                                             --------       --------       --------

                                             $152,826       $199,596       $140,104
                                             ========       ========       ========

         Concurrent with the Reorganization and the termination of the Company's partnership status, the Company became fully subject to Federal, state and local income taxes. As a result and in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company recorded a deferred tax asset and a corresponding tax benefit in the amount of $27.4 million in its consolidated financial statements in the first quarter of fiscal 1998. The deferred tax asset reflects the net tax effect of temporary differences, primarily accounts receivable, uniform inventory capitalization, depreciation and other accruals, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

         Pursuant to the PRC Acquisition, the Company acquired $7.9 million of deferred tax assets.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

         The components of the net deferred tax assets at April 3, 1999 and March 28, 1998, were as follows:


                                                        APRIL 3,     MARCH 28,
                                                         1999          1998
             DEFERRED TAX ASSETS:
                Restructuring reserves                 $20,249       $  --
                Accounts receivable                     17,533        11,230
                Net operating loss carryforwards         7,475         8,275
                Uniform inventory capitalization         8,306         7,215
                Deferred compensation                    6,546         5,685
                Property and equipment                    --           4,219
                Accrued expenses                         3,238         2,990
                Other                                    3,406         1,368
                                                       -------       -------
                                                        66,753        40,982
             Less: Valuation allowance                   2,321         2,321
                                                       -------       -------

                                                       $64,432       $38,661
                                                       =======       =======

         The Company had available Federal net operating loss carryforwards of approximately $8.4 million and state net operating loss carryforwards of approximately $35.4 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in fiscal 2007. The utilization of the Federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382 which applies following certain changes in ownership of the entity generating the loss carryforward. Management believes that the Company will more likely than not generate sufficient future taxable income to realize the entire deferred tax asset prior to expiration of any of these net operating loss carryforwards.

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

         Provision has not been made for United States or additional foreign taxes on approximately $26.0 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC or a subsidiary or U.S. affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States foreign tax credits.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


         The pro forma provision for income taxes represents the income tax provision that would have been reported had the Company been subject to additional Federal, state and local income taxes for the entire fiscal year. The pro forma effective tax rate was 40.8% in fiscal 1998 and consisted of the following:



                                                                                          FISCAL YEAR
                                                                                             1998
                                                                                          (UNAUDITED)
                                      Current:
                                          Federal                                           $ 63,822
                                          State and local                                     17,119
                                          Foreign                                              4,427
                                                                                            --------

                                                                                              85,368
                                                                                            --------

                                     Deferred:
                                         Federal                                             (1,043)
                                         State and local                                     (1,694)
                                                                                            --------

                                                                                             (2,737)
                                                                                            --------

                                                                                            $ 82,631
                                                                                            ========

         The historical provision for income taxes in fiscal 1999 and the pro forma provision for income taxes in fiscal 1998 differs from the amounts computed by applying the statutory Federal income tax rate to income before income taxes due to the following:


                                                                                     FISCAL YEAR
                                                                              1999                1998
                                                                                              (UNAUDITED)
             Provision for income taxes
                at statutory Federal rate                                  $ 53,489            $ 70,965
             Increase (decrease) due to:
                State and local income taxes, net of Federal benefit          5,825              11,280
                Foreign income, net of foreign credits                        1,055              (1,213)
                Other                                                         1,907               1,599
                                                                           --------            --------

                                                                           $ 62,276            $ 82,631
                                                                           ========            ========

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

9    FINANCIAL INSTRUMENTS

         The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on these contracts are deferred and recognized as adjustments to the bases of those assets. Such gains and losses were not material in fiscal 1999, 1998 and 1997.

         At March 28, 1998, the Company had a forward foreign exchange contract outstanding with Goldman, Sachs & Co. ("GS& Co.") to deliver 1.0 billion yen on April 15, 1998 in exchange for $9.1 million. This contract is a hedge relating to foreign licensing revenues. At March 28, 1998, the fair value of these contracts approximated carrying value due to their short-term maturities.

         The Company is exposed to credit losses in the event of nonperformance by the counterparties to the interest rate swap agreements and forward foreign exchange contracts, but it does not expect any counterparties to fail to meet their obligations.

         The carrying amounts of financial instruments reported in the accompanying balance sheets at April 3, 1999 and March 28, 1998, approximated their estimated fair values primarily due to either the short-term maturity of the instruments or their adjustable market rate of interest. Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

10   EMPLOYEE BENEFITS

     PROFIT SHARING RETIREMENT SAVINGS PLANS

         The Company sponsors two defined contribution benefit plans covering substantially all eligible U.S. employees not covered by a collective bargaining agreement. The plans include a savings plan feature under
     Section 401(k) of the Internal Revenue Code. The Company makes discretionary contributions to the plans and contributes an amount equal to 50% of the first 6% of an employee's contribution. Under the terms of the plans, a participant is 100% vested in the Company's matching and discretionary contributions after five years of credited service. Contributions under these plans approximated $8.7 million, $6.0 million and $5.0 million in fiscal 1999, 1998 and 1997, respectively.

     UNION PENSION

         Womenswear participates in a multi-employer pension plan and is required to make contributions to the Union of Needletrades Industrial and Textile Employees (the "Union") for dues based on wages paid to union employees. A portion of such dues is allocated by the Union to a Retirement Fund which provides defined benefits to substantially all unionized workers. Womenswear does not participate in the management of the plan and has not been furnished with information with respect to the type of benefits provided, vested and nonvested benefits or assets.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

     Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan's unfunded vested benefits. Such withdrawal liability was assumed in conjunction with the acquisition of certain assets from a nonaffiliated licensee. Womenswear has no current intention of withdrawing from the plan.

     DEFERRED COMPENSATION

         The Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were $15.9 million and $14.2 million at April 3, 1999 and March 28, 1998, respectively, and are reflected in other noncurrent liabilities in the accompanying balance sheets. Total compensation expense recorded was $2.7 million, $4.9 million and $3.2 million in fiscal 1999, 1998 and 1997, respectively. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected in other assets in the accompanying balance sheets.

11   COMMON STOCK

         All of Polo's outstanding Class B Common Stock is owned by Mr. Lauren and related entities and all of its outstanding Class C Common Stock is owned by the GS Group. Shares of Class B Common Stock are convertible at any time into shares of Class A Common Stock on a one-for-one basis and may not be transferred to anyone other than affiliates of Mr. Lauren. Shares of Class C Common Stock are convertible at any time into shares of Class A Common Stock on a one-for-one basis and may not be transferred to anyone other than among members of the GS Group or, until April 15, 2002, any successor of a member of the GS Group. The holders of Class A Common Stock generally have rights identical to holders of Class B Common Stock and Class C Common Stock, except that holders of Class A Common Stock and Class C Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Holders of all classes of Common Stock (as hereinafter defined) entitled to vote, will vote together as a single class on all matters presented to the stockholders for their vote or approval except for the election and the removal of directors and as otherwise required by applicable law. Class A Common Stock, Class B Common Stock and Class C Common Stock are collectively referred to herein as "Common Stock."

12   STOCK INCENTIVE PROGRAM

         On June 9, 1997, the Board of Directors adopted the 1997 Long-Term Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan authorizes the grant of awards to any officer or other employee, consultant to, or director of the Company or any of its subsidiaries with respect to a maximum of 10.0 million shares of the Company's Class A Common Stock (the "Shares"), subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events, which awards may be made in the form of: (i)

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

   nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code; (iii) stock appreciation rights; (iv) restricted stock and/or restricted stock units; (v) performance awards; and (vi) other stock-based awards. At April 3, 1999, the Company had an additional 4.6 million Shares reserved for issuance under this plan.

         Stock options were granted in fiscal 1999 and 1998 under the Stock Incentive Plan with an exercise price equal to the stock's fair market value on the date of grant. These options vest in equal installments primarily over three years for officers and other key employees and over two years for all remaining employees. The options expire ten years from the date of grant. No compensation cost has been recognized in the accompanying financial statements in accordance with APB No. 25. If compensation cost had been recognized for stock options granted under the Stock Incentive Plan based on the fair value of the stock options at the grant date in accordance with SFAS No. 123, the Company's historical net income and net income per share in fiscal 1999 and pro forma net income and pro forma net income per share for fiscal 1998 would have been reduced to the following pro forma amounts:

                                                       FISCAL YEAR
                                                  1999             1998
        Pro forma net income                  $    77,953      $   108,985
        Pro forma net income per share -
               Basic and Diluted              $      0.78      $      1.09


         The Company used the Black-Scholes option-pricing model to determine the fair value of grants made in fiscal 1999 and 1998. The weighted average fair value of options granted was $14.02 and $12.62 per share in fiscal 1999 and 1998, respectively. The following assumptions were applied in determining the pro forma compensation cost:


                                                       FISCAL YEAR
                                                   1999            1998

        Risk-free interest rate                    5.46%          6.45%
        Expected dividend yield                       0%             0%
        Weighted average expected option life       6.0yrs         5.45yrs
        Expected stock price volatility            44.0%          42.0%

         On June 9, 1997, the Board of Directors adopted the 1997 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan"). Under the Non-Employee Directors Plan, grants of options to purchase shares of Class A Common Stock of up to 500,000 shares may be granted to non-employee directors. Stock options vest in equal installments over two years and expire ten years from the date of grant. In fiscal 1999 and 1998, the Board of Directors granted options to purchase 28,500 and 30,000 shares, respectively, of Class A Common Stock with exercise prices equal to the stock's fair market value on the date of grant. At April 3, 1999, the Company had 441,500 options reserved for issuance under this plan.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


          Stock option activity for the Stock Incentive Plan and Non-Employee Directors Plan in fiscal 1999 and 1998 was as follows:


                                                               WEIGHTED
                                             NUMBER OF         AVERAGE
                                               SHARES      EXERCISE PRICE
          BALANCE AT MARCH 29, 1997              --           $ --

              Granted                           4,550          26.00
              Exercised                          --             --
              Forfeited                          (466)         26.00
              Expired                            --             --
                                               ------         ------

          BALANCE AT MARCH 28, 1998             4,084         $26.00

              Granted                           1,736          27.70
              Exercised                            (4)         26.00
              Forfeited                          (518)         26.24
              Expired                            --             --
                                               ------         ------

          BALANCE AT APRIL 3, 1999              5,298         $26.53
                                               ======         ======


          At April 3, 1999, the weighted average remaining contractual life of outstanding options was 8.5 years and 1.7 million shares were exercisable at a weighted average exercise price of $26.00 per share. The price range of options granted and outstanding at April 3, 1999, was $17.13 to $29.91 per share, 95.0% of which were in the range of $26.00 to $28.22 per share.

          In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan will be made from time to time in the open market over a two-year period which commenced April 1, 1998. Shares acquired under the repurchase program will be used for stock option programs and other corporate purposes. The repurchased shares have been accounted for as treasury stock at cost. At April 3, 1999, the Company had repurchased 603,864 shares of its Class A Common Stock at an aggregate cost of $16.1 million.

13   COMMITMENTS AND CONTINGENCIES

     LEASES

          The Company leases office, warehouse and retail space and office equipment under operating leases which expire through 2021. These leases typically provide the Company with the option after the initial lease term to either renew the lease at the current fair market rental value or purchase the equipment at the current fair market value. The Company generally expects that leases will be renewed or replaced by other leases in the normal course of business.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


          As of April 3, 1999, aggregate minimum annual rental payments under noncancelable operating leases with lease terms in excess of one year were payable as follows:

          FISCAL YEAR ENDING
               2000                                            $ 63,987
               2001                                              58,367
               2002                                              46,852
               2003                                              39,000
               2004                                              47,318
               Thereafter                                       245,805
                                                               --------

                                                               $501,329
                                                               ========

          Rent expense charged to operations was $59.6 million, $53.9 million and $40.8 million, net of sublease income of $1.6 million, $1.5 million and $2.1 million, in fiscal 1999, 1998 and 1997, respectively. Substantially all outlet and retail store leases provide for contingent rentals based upon sales and require the Company to pay taxes, insurance and occupancy costs. Certain rentals are based solely on a percentage of sales and one significant lease requires a fair market value adjustment at January 1, 2004. Contingent rental charges included in rent expense were $4.1 million, $3.2 million and $3.7 million in fiscal 1999, 1998 and 1997, respectively.

     EMPLOYMENT AGREEMENTS

          The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

     LEGAL MATTERS

          The Company is a defendant in a purported national class action lawsuit filed in the Delaware Supreme Court in July 1997. The plaintiff has brought the action allegedly on behalf of a class of persons who purchased products at the Company's outlet stores throughout the United States at any time since July 15, 1991. The complaint alleges that advertising and marketing practices used by the Company in connection with the sales of its products at its outlet stores violate guidelines established by the Federal Trade Commission and the consumer protection statutes of Delaware and other states with statutes similar to Delaware's Consumer Fraud Act and Delaware's Consumer Contracts Act. The lawsuit seeks, on behalf of the class, compensatory and punitive damages as well as attorneys' fees. The Company answered the complaint and filed a motion for judgment on the pleadings. At a hearing on that motion on March 5, 1999, the Court ruled that the plaintiff must file an amended complaint within 30 days in order to avoid dismissal. The plaintiff has filed an amended complaint, essentially containing the same allegations as the initial complaint, which the Company has answered. The Company intends to continue to vigorously defend this lawsuit and believes that it has substantial and meritorious defenses.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

         In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that source apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various Federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising and seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California, is brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the Federal civil RICO statute, Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of Federal and local wage and employment laws. The Company has not been named as a defendant in any of these suits, but the Company sources products in Saipan and counsel for the plaintiffs in these actions has informed the Company that it is a potential defendant in these or similar actions. The Company has denied any liability and is not at this preliminary stage in a position to evaluate the likelihood of a favorable or unfavorable outcome if it were named in any such suit.

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

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

14   QUARTERLY INFORMATION (UNAUDITED)

         The following is a summary of certain unaudited quarterly financial information for fiscal 1999 and 1998:

                                       JUNE 27,      SEPT. 26,      DEC. 26,     APRIL 3,
     FISCAL 1999                         1998          1998          1998         1999
    Net revenues                      $ 358,776     $ 474,806     $ 447,530     $ 445,747
    Gross profit                        182,614       233,711       206,869       199,079
    Net income (loss)                    22,711        49,919        25,351        (7,431)
    Net income (loss) per share -
             Basic and Diluted        $    0.23     $    0.50     $    0.25     ($    .07)
    Shares outstanding - Basic          100,195        99,827        99,623        99,623
    Shares outstanding - Diluted        100,570        99,878        99,674        99,783

                                          JUNE 28,    SEPT. 27,    DEC. 27,      MARCH 28,
     FISCAL 1998                           1997         1997         1997         1998
    Net revenues                         $289,650     $423,354     $408,297     $359,243
    Gross profit                          146,652      208,279      192,921      172,704
    Net income                             44,638       44,933       29,311       28,689
    PRO FORMA DATA:
        Net income                         17,194       44,933       29,311       28,689
        Net income per share -
             Basic and Diluted           $   0.17     $   0.45     $   0.29     $   0.29
        Shares outstanding - Basic        100,222      100,222      100,222      100,222
        Shares outstanding - Diluted      100,222      100,222      100,316      100,429

         Net income per share represents both the basic and diluted computation in accordance with SFAS No. 128, "Earnings per Share", as described in Note
     2. The fiscal 1998 pro forma data presents the effects on the historical financial statements of the pro forma adjustments described in Note 2 as if they had occurred at March 30, 1997. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the initial public offering of 100.2 million were considered to be outstanding in the quarter ended June 28, 1997. The actual weighted average number of shares outstanding was used for all other periods presented.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

15   SEGMENT REPORTING

         The Company has three reportable business segments: wholesale, retail and licensing. The Company's reportable segments are individual business units that offer different products and services. They are managed separately because each segment requires different strategic initiatives, promotional campaigns, marketing, and advertising, based upon its own individual positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

         The Company's wholesale segment consists of two operating units: Polo Brands and Collection Brands. Each unit designs, sources, markets and distributes discrete brands. Both units primarily sell products to major department and specialty stores and to Company-owned and licensed retail stores.

         The retail segment operates two types of stores: outlet and Polo stores, including flagship stores. The stores sell Polo products purchased from the Company's wholesale segment, its licensees and its suppliers.

         The licensing segment, which consists of product, international and home collection, generates revenues from royalties through its licensing alliances. The licensing agreements grant the licensee rights to use the various trademarks owned by the Company in connection with the manufacture and sale of designated products in specified geographical areas.

         The accounting policies of the segments are consistent with those described in Note 2, Significant Accounting Policies. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory. All intercompany revenues and profits or losses are eliminated in consolidation. Senior management does not review these sales when evaluating segment performance. The Company's senior management evaluates each segment's performance based upon income or loss from operations before interest, nonrecurring gains and losses and income taxes. Corporate overhead expenses are allocated to each segment based upon each segment's usage of corporate resources.

         The Company's net revenues, income from operations, depreciation and amortization, total assets and capital expenditures for each segment for fiscal 1999, 1998 and 1997 were as follows:


                                                  FISCAL YEAR
                                    1999              1998             1997
          NET REVENUES:
                Wholesale         $  859,498       $  742,674       $  671,132
                Retail               659,352          570,751          379,972
                Licensing            208,009          167,119          137,113
                                  ----------       ----------       ----------

                                  $1,726,859       $1,480,544       $1,188,217
                                  ==========       ==========       ==========

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)



         INCOME FROM OPERATIONS:
             Wholesale                             $   59,796       $   48,889       $   43,666
             Retail                                    31,840           61,622           41,084
             Licensing                                122,509           89,244           72,613
                                                   ----------       ----------       ----------

                                                      214,145          199,755          157,363
             Less: Unallocated Restructuring
                Charge                                 58,560             --               --
                                                   ----------       ----------       ----------

                                                   $  155,585       $  199,755       $  157,363
                                                   ==========       ==========       ==========

         DEPRECIATION AND AMORTIZATION:
             Wholesale                             $   21,111       $   13,350       $    7,402
             Retail                                    20,349           10,956            4,116
             Licensing                                  4,954            3,096            2,237
                                                   ----------       ----------       ----------

                                                   $   46,414       $   27,402       $   13,755
                                                   ==========       ==========       ==========

         SEGMENT ASSETS:
             Wholesale                             $  376,154       $  348,687       $  293,257
             Retail                                   424,203          286,500          169,744
             Licensing                                 73,389           71,531           34,760
             Corporate                                230,838          118,412           90,997
                                                   ----------       ----------       ----------

                                                   $1,104,584       $  825,130       $  588,758
                                                   ==========       ==========       ==========


         CAPITAL EXPENDITURES:
             Wholesale                             $   32,013       $   23,470       $   17,424
             Retail                                    59,568           30,129           11,977
             Licensing                                  7,817            4,178            3,660
             Corporate                                 42,294            5,302            2,269
                                                   ----------       ----------       ----------

                                                   $  141,692       $   63,079       $   35,330
                                                   ==========       ==========       ==========


         A substantial portion of the Company's net revenues and income from operations are derived from, and identifiable assets are located in, the United States.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Polo Ralph Lauren Corporation New York, New York

   We have audited the consolidated financial statements as of and for the years ended April 3, 1999 and March 28, 1998 and the combined financial statements for the year ended March 29, 1997 of Polo Ralph Lauren Corporation and subsidiaries (the "Company"), and have issued our report thereon dated May 21, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated and combined financial statement schedule of Polo Ralph Lauren Corporation and subsidiaries, listed in Item 14. This consolidated and combined financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated and combined financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
May 21, 1999

                                                                     SCHEDULE II

                          POLO RALPH LAUREN CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS



                                                  BALANCE AT     CHARGED TO   CHARGED TO                  BALANCE AT
                                                  BEGINNING      COSTS AND      OTHER                       END OF
                  DESCRIPTION                      OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS     OF YEAR
                  -----------                     ----------     ----------   ----------    ----------    ----------
         YEAR ENDED APRIL 3, 1999
             Allowance for doubtful accounts       $ 6,647       $ 1,060       $     0       $   560 (a)   $ 7,147
             Allowance for sales discounts           5,800        34,320             0        33,772         6,348
                                                   -------       -------       -------       -------       -------

                                                   $12,447       $35,380       $     0       $34,332       $13,495
                                                   =======       =======       =======       =======       =======

         YEAR ENDED MARCH 28, 1998
             Allowance for doubtful accounts       $ 6,289       $ 1,155       $     0       $   797 (a)   $ 6,647
             Allowance for sales discounts           6,556        30,539             0        31,295         5,800
                                                   -------       -------       -------       -------       -------

                                                   $12,845       $31,694       $     0       $32,092       $12,447
                                                   =======       =======       =======       =======       =======

         YEAR ENDED MARCH 29, 1997
             Allowance for doubtful accounts       $ 5,554       $   833       $     0       $    98 (a)   $ 6,289
             Allowance for sales discounts           5,500        27,308             0        26,252         6,556
                                                   -------       -------       -------       -------       -------

                                                   $11,054       $28,141       $     0       $26,350       $12,845
                                                   =======       =======       =======       =======       =======

-----------------------------------

(a) ACCOUNTS WRITTEN-OFF AS UNCOLLECTIBLE.

                         POLO RALPH LAUREN CORPORATION

                               INDEX TO EXHIBITS

    --------  ------------------------------------------------------------------     ----
    EXHIBIT
     NUMBER   DESCRIPTION                                                            PAGE
       3.1    Amended and Restated Certificate of Incorporation of the Company
              (filed as Exhibit 3.1 to the Company's Registration Statement on
              Form S-1 (File No. 333-24733) (the "S-1")).*

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

      10.9    License Agreement, made as of January 1, 1998, between Ralph
              Lauren Home Collection, Inc. and WestPoint Stevens Inc. ** (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the Fiscal Year ended March 28, 1998 (the "Fiscal 1998 10-K"))

      10.10   License Agreement, dated March 1, 1998, between The Polo/Lauren
              Company, L.P. and Polo Ralph Lauren Japan Co., Ltd., and undated letter agreement related thereto** (filed as Exhibit 10.10 to the S-1)*

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

      10.13   Deferred Compensation Agreement dated April 2, 1995 between F.
              Lance Isham and Polo Ralph Lauren, L.P.(filed as Exhibit 10.14 to the S-1)*+

      10.14   Amendment to Deferred Compensation Agreement made as of
              November 10, 1998 between F. Lance Isham and Polo Ralph
              Lauren Corporation+

      10.15 Amended and Restated Employment Agreement dated October 26, 1993 between Michael J. Newman and Polo Ralph Lauren Corporation, as amended and assigned October 31, 1994 to Polo Ralph Lauren, L.P.
              and as further amended as of June 9, 1997 (filed as Exhibit 10.17 to the S-1)*+

      10.16   Amended and Restated Employment Agreement effective November 10,
              1998 between F. Lance Isham and Polo Ralph Lauren Corporation+

      10.17   Stockholders Agreement dated as of June 9, 1997 among Polo Ralph
              Lauren Corporation, GS Capital Partners, L.P., GS Capital Partners
              PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P.,
              Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp.,
              Bridge Street Fund 1994, L.P., Mr. Ralph Lauren, RL Holding, L.P.
              and RL Family (filed as Exhibit 10.22 to the S-1)*

      10.18   Form of Credit Agreement between Polo Ralph Lauren Corporation and
              The Chase Manhattan Bank  (filed as Exhibit 10.24 to the S-1)*

      10.19   Form of Guarantee and Collateral Agreement by Polo Ralph Lauren
              Corporation in favor of The Chase Manhattan Bank (filed as Exhibit
              10.25 to the S-1)*

      10.20   Credit Agreement between Polo Ralph Lauren Corporation and the
              Chase Manhattan Bank dated as of March 30, 1999

      10.21   Form of Indemnification Agreement between Polo Ralph Lauren
              Corporation and its Directors and Executive Officers (filed as
              Exhibit 10.26 to the S-1)*

      10.22   Employment Agreement dated June 9, 1997 between Ralph Lauren and
              Polo Ralph Lauren Corporation (filed as Exhibit 10.27 to the
              S-1)*+

      10.23 Amended and Restated Employment Agreement effective April 4, 1999 between Ralph Lauren and Polo Ralph Lauren Corporation+

      10.24   Employment Agreement effective November 10, 1998 between Hamilton
              South and Polo Ralph Lauren Corporation+

      10.25 Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and
              Jones Apparel Group, Inc. ** (filed as Exhibit 10.25 to the Fiscal 1998 10-K.)*

      10.26 License Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones Apparel Group,
              Inc.** (filed as Exhibit 10.26 to the Fiscal 1998 10-K)*

      21.1    List of Significant Subsidiaries of the Company.

      24.1    Powers of Attorney.

      27.1    Financial Data Schedule.


      *     Incorporated herein by reference.

      + Exhibit is a management contract or compensatory plan or arrangement.

      ** Portions of Exhibits 10.4 - 10.11 and 10.24 and 10.25 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.