Form 10-Q
period 1999-07-03
POLO RALPH LAUREN CORP
filed 1999-08-17
CIK 1037038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended July 3, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13057

                          POLO RALPH LAUREN CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            13-2622036
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

 650 MADISON AVENUE, NEW YORK, NEW YORK                           10022
 --------------------------------------                           -----
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

Yes [X] No [ ]

At August 12, 1999, 33,286,716 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

================================================================================

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q


PART 1.   FINANCIAL INFORMATION
                                                                            PAGE
Item 1.   Financial Statements

          Consolidated Balance Sheets as of July 3, 1999 (Unaudited)
              and April 3, 1999................................................3

          Consolidated Statements of Income for the three months ended
              July 3, 1999 and June 27, 1998 (Unaudited).......................4

          Consolidated Statements of Cash Flows for the three months ended July 3, 1999 and June 27, 1998 (Unaudited)...............5-6

          Notes to Consolidated Financial Statements........................7-10

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations................11-17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................18

Item 5.   Other Information...................................................18

Item 6.   Exhibits and Reports on Form 8-K....................................19

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                            July 3,        April 3,
                                                                                             1999            1999
                                                                                        --------------  -------------
                                                                                          (Unaudited)
                                     ASSETS
Current assets
    Cash and cash equivalents                                                                 $44,130        $44,458
    Accounts receivable, net of allowances of $13,700 and $13,495 respectively                148,660        157,203
    Inventories                                                                               426,457        376,860
    Deferred tax assets                                                                        51,939         51,939
    Prepaid expenses and other                                                                 34,005         48,994
                                                                                        --------------  -------------
                                            Total current assets                              705,191        679,454

Property and equipment, net                                                                   299,308        261,799
Deferred tax assets                                                                            12,737         12,493
Restricted cash                                                                                     -         44,217
Goodwill, net                                                                                  77,209         27,464
Other assets, net                                                                              84,239         79,157
                                                                                        --------------  -------------
                                                                                           $1,178,684     $1,104,584
                                                                                        ==============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes and acceptances payable - banks                                                    $125,500       $115,500
    Accounts payable                                                                           99,730         88,898
    Income taxes payable                                                                       22,472         17,432
    Accrued expenses and other                                                                105,508        126,142
                                                                                        --------------  -------------
                                            Total current liabilities                         353,210        347,972

Long-term debt                                                                                 80,000         44,217
Other noncurrent liabilities                                                                   68,291         53,490

Stockholders' equity
    Common Stock
    Class A, par value $.01 per share; 500,000,000 shares
     authorized; 34,381,653 shares issued                                                         344            344
    Class B, par value $.01 per share; 100,000,000 shares
     authorized; 43,280,021 shares issued and outstanding                                         433            433
    Class C, par value $.01 per share; 70,000,000 shares
     authorized; 22,720,979 shares issued and outstanding                                         227            227
    Additional paid-in-capital                                                                450,030        450,030
    Retained earnings                                                                         251,398        227,288
    Treasury Stock, Class A, at cost (923,764 and 603,864 shares)                             (22,583)       (16,084)
    Unearned compensation                                                                      (2,666)        (3,333)
                                                                                        --------------  -------------
                                            Total stockholders' equity                        677,183        658,905
                                                                                        --------------  -------------
                                                                                           $1,178,684     $1,104,584
                                                                                        ==============  =============

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                           -----------------------------
                                                                                              July 3,        June 27,
                                                                                               1999            1998
                                                                                           --------------  -------------
Net sales                                                                                       $384,472       $311,155
Licensing revenue                                                                                 47,876         43,283
Other income                                                                                       2,073          4,338
                                                                                           --------------  -------------
  Net revenues                                                                                   434,421        358,776

Cost of goods sold                                                                               217,446        176,162
                                                                                           --------------  -------------
  Gross profit                                                                                   216,975        182,614

Selling, general and administrative expenses                                                     167,098        144,963
                                                                                           --------------  -------------
  Income from operations                                                                          49,877         37,651

Interest (expense) income                                                                         (2,488)           680
                                                                                           --------------  -------------
  Income before income taxes and cumulative effect of change
    in accounting principle                                                                       47,389         38,331

Provision for income taxes                                                                        19,312         15,620
                                                                                           --------------  -------------
  Income before cumulative effect of change in accounting principle                               28,077         22,711

Cumulative effect of change in accounting principle, net of taxes                                  3,967              -
                                                                                           --------------  -------------
  Net income                                                                                     $24,110        $22,711
                                                                                           ==============  =============
Income per share before cumulative effect of change in
  accounting principle - Basic and Diluted                                                         $0.28          $0.23
Cumulative effect of change in accounting principle - Basic and Diluted                            $0.04              -
                                                                                           --------------  -------------
Net income per share - Basic and Diluted                                                           $0.24          $0.23
                                                                                           ==============  =============
Weighted average common shares outstanding - Basic                                            99,533,454    100,195,134
                                                                                           ==============  =============
Weighted average common shares outstanding - Diluted                                          99,704,140    100,570,710
                                                                                           ==============  =============

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                      Three Months Ended
                                                                                                 -----------------------------
                                                                                                    July 3,        June 27,
                                                                                                     1999            1998
                                                                                                 --------------  -------------
Cash flows from operating activities
Net income                                                                                             $24,110        $22,711
Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and amortization                                                                      11,417         10,759
     Cumulative effect of change in accounting principle                                                 3,967              -
     Provision for losses on accounts receivable                                                           639            188
     Other                                                                                               1,683          1,092
     Changes in assets and liabilities, net of acquisition
          Accounts receivable                                                                            9,563         37,108
          Inventories                                                                                  (26,409)       (59,225)
          Prepaid expenses and other                                                                    11,349         (4,139)
          Other assets, net                                                                             (2,243)        (2,814)
          Accounts payable                                                                              (2,232)        (7,613)
          Income taxes payable and accrued expenses and other                                          (12,356)         5,365
                                                                                                 --------------  -------------
Net cash provided by operating activities                                                               19,488          3,432
                                                                                                 --------------  -------------
Cash flows from investing activities
     Purchases of property and equipment, net                                                          (13,414)       (21,550)
     Acquisition, net of cash acquired                                                                 (50,824)             -
     Proceeds from release of restricted cash held for Club Monaco acquisition                          44,217              -
     Cash surrender value - officers' life insurance, net                                               (1,721)        (1,060)
                                                                                                 --------------  -------------
Net cash used in investing activities                                                                  (21,742)       (22,610)
                                                                                                 --------------  -------------
Cash flows from financing activities
     Proceeds from issuance of common stock, net                                                             -             18
     Repurchases of common stock                                                                        (6,499)        (7,248)
     Proceeds from short-term borrowings, net                                                           10,000          3,000
     Repayments of long-term debt                                                                      (37,358)          (174)
     Proceeds from long-term debt                                                                       35,783              -
                                                                                                 --------------  -------------
Net cash provided by (used in) financing activities                                                      1,926         (4,404)
                                                                                                 --------------  -------------
Net decrease in cash and cash equivalents                                                                 (328)       (23,582)
Cash and cash equivalents at beginning of period                                                        44,458         58,755
                                                                                                 --------------  -------------
Cash and cash equivalents at end of period                                                             $44,130        $35,173
                                                                                                 ==============  =============

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                      Three Months Ended
                                                                                                 -----------------------------
                                                                                                    July 3,        June 27,
                                                                                                     1999            1998
                                                                                                 --------------  -------------
Supplemental cash flow information
     Cash paid for interest                                                                             $2,554           $631
                                                                                                 ==============  =============
     Cash paid for income taxes                                                                        $11,218         $5,922
                                                                                                 ==============  =============

Supplemental schedule of non-cash investing and financing activities
     Fair value of assets acquired, excluding cash                                                    $110,617
     Less:
     Cash paid                                                                                          51,481
                                                                                                 --------------
     Liabilities assumed                                                                               $59,136
                                                                                                 ==============
     Fair market value of restricted stock grants                                                         $667
                                                                                                 ==============

                 See accompanying notes to financial statements.

1    Basis of Presentation

     (a) Unaudited Interim Financial Statements
         The accompanying unaudited consolidated financial statements include the results of operations of Polo Ralph Lauren Corporation and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the April 3, 1999 audited consolidated financial statements of the Company. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

         Operating results for the three months ended July 3, 1999 and June 27, 1998 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 1999 audited consolidated financial statements.

     (b) Acquisition
         On April 6, 1999, PRL Acquisition Corp., a Nova Scotia unlimited liability corporation and a wholly owned subsidiary of the Company, acquired, through a tender offer, 98.83% of the outstanding shares of Club Monaco Inc. ("Club Monaco"), a corporation organized under the laws of the Province of Ontario, Canada. On May 3, 1999, PRL Acquisition Corp. acquired the remaining outstanding 1.17% shares pursuant to a statutory compulsory acquisition. The total purchase price was approximately $51.0 million in cash based on current foreign exchange rates. The Company used funds from its credit facility to finance this acquisition and to repay in full assumed debt of Club Monaco of approximately $35.0 million. This acquisition has been accounted for as a purchase and the Company has consolidated the operations of Club Monaco in the accompanying financial statements from the effective date of the transaction. The purchase price has been preliminarily allocated based upon fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of approximately $51.0 million, which has been recorded as goodwill and is being amortized on a straight-line basis over an estimated useful life of 40 years.

2    Significant Accounting Policies

     (a) Net income per share
         Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the period and excluded any potential dilution. Diluted net income per share was calculated similarly but included potential dilution from the exercise of stock options and awards.

     (b) Comprehensive Income
         For the three months ended July 3, 1999 and June 27, 1998, comprehensive income was equal to net income.

     (c) Accounting Changes
         Effective April 4, 1999, the Company adopted the provisions of Statement of Position No. 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including store pre-opening costs, be expensed as incurred. Prior to its adoption of SOP 98-5, the Company's accounting policy was to capitalize store pre-opening costs as prepaid expenses and amortize such costs over a twelve-month period following store opening. As a result of adopting SOP 98-5, the Company recorded a charge of $4.0 million, after taxes, as the cumulative effect of a change in accounting principle in the accompanying financial statements.

         Effective April 4, 1999, the Company changed its method of valuing its retail inventories from the retail method to the lower of cost (first-in, first-out) or market. The impact of this change was not material and is included in selling, general and administrative expenses in the accompanying financial statements.

     (e)  Recently Issued Pronouncements
         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of fiscal year ending March 30, 2002 and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

3    Inventories

                                                  July 3,           April 3,
                                                   1999               1999
                                             --------------      -------------
        Raw materials                        $        8,719      $      17,675
        Work-in-process                              15,980              8,545
        Finished goods                              401,758            350,640
                                             --------------      -------------
                                             $      426,457      $     376,860
                                             ==============      =============

         Merchandise inventories of $196.1 million at April 3, 1999 were valued utilizing the retail method and are included in finished goods.

4.   Restructuring Charge

         During the fourth quarter of fiscal 1999, the Company formalized its plans to streamline operations within its wholesale and retail operations and reduce its overall cost structure ("Restructuring Plan"). The major initiatives of the Restructuring Plan included the following: (1) an evaluation of the Company's retail operations and site locations; (2) the realignment and operational integration of the Company's wholesale operating units; and (3) the realignment and consolidation of corporate strategic business functions and internal processes.

         In connection with the implementation of the Restructuring Plan, the Company recorded a pre-tax restructuring charge of $58.6 million in its fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity through July 3, 1999 were as follows:

                                                                           Lease and
                                        Severance and     Asset            Contract
                                        Termination       Write            Termination       Other
                                        Benefits          Downs            Costs             Costs        Total
                                        -------------     ----------       -----------       -----        -----
         1999 provision.................    $15,277         $17,788           $24,665       $  830       $58,560
         1999 activity..................     (3,318)        (17,788)           (1,112)        (105)      (22,323)
                                        -------------     ----------       -----------       -----        -----
         Balance at April 3, 1999.......     11,959               -            23,553          725        36,237

         2000 activity..................     (1,846)              -           (10,693)        (154)      (12,693)
                                        -------------     ----------       -----------       -----        -----
         Balance at July 3, 1999........    $10,113         $     -           $12,860       $  571       $23,544
                                        =============     ==========       ===========       =====        =====

         Total severance and termination benefits as a result of the Restructuring Plan relate to approximately 280 employees, 210 of which have been terminated through July 1999. Total cash outlays related to the Restructuring Plan are expected to be approximately $39.5 million, $12.7 million of which was paid in the quarter ended July 3, 1999. The Company expects to substantially complete the implementation of the Restructuring Plan in fiscal 2000.

5.   Segment Reporting

         The Company has three reportable business segments: wholesale, retail and licensing. The Company's reportable segments are individual business units that offer different products and services. They are managed separately because each segment requires different strategic initiatives, promotional campaigns, marketing and advertising, based upon its own individual positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

         The Company's net revenues and income from operations for the three months ended July 3, 1999 and June 27, 1998 and total assets as of July 3, 1999 and April 3, 1999 by segment were as follows:

                                                                                Three Months Ended
                                                                            July 3,                 June 27,
                                                                              1999                     1998
           Net revenues:
              Wholesale                                                $    196,651             $    174,295
              Retail                                                        189,894                  141,198
              Licensing                                                      47,876                   43,283
                                                                       ------------             ------------
                                                                       $    434,421             $    358,776
                                                                       ============             ============
           Income from operations:
              Wholesale                                                $     11,781             $      2,451
              Retail                                                          8,100                   15,300
              Licensing                                                      23,300                   19,900
                                                                       ------------             ------------
                                                                             43,181                   37,651
              Add: Cumulative effect of change
                in accounting principle before taxes                          6,696                        -
                                                                       ------------             ------------
                                                                       $     49,877             $     37,651
                                                                       ============             ============

                                                                            July 3,                 April 3,
                                                                              1999                     1999
           Segment assets:
              Wholesale                                                $    370,220             $    376,154
              Retail                                                        551,347                  424,203
              Licensing                                                      58,883                   73,389
              Corporate                                                     198,234                  230,838
                                                                       ------------             ------------
                                                                       $  1,178,684             $  1,104,584
                                                                       ============             ============

         A substantial portion of the Company's net revenues and income from operations are derived from, and identifiable assets are located in, the United States.

                          POLO RALPH LAUREN CORPORATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto which are included herein. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest March 31. Fiscal years 2000 and 1999 end on April 1, 2000 and April 3, 1999, respectively. Due to the collaborative and ongoing nature of the Company's relationships with its licensees, such licensees are referred to herein as "licensing partners" and the relationships between the Company and such licensees are referred to herein as "licensing alliances." Notwithstanding these references, however, the legal relationship between the Company and its licensees is one of licensor and licensee, and not one of partnership.

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

Results of Operations

     The following discussion provides information and analysis of the Company's results of operations for the three months ended July 3, 1999 compared to June 27, 1998. The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three months ended July 3, 1999 and June 27, 1998:

                                                 July 3,            June 27,
                                                    1999                1998
                                                    ----                ----
Net sales........................................   88.5%               86.7%
Licensing revenue................................   11.0                12.1
Other income.....................................    0.5                 1.2
                                                   -----               -----
Net revenues.....................................  100.0               100.0
                                                   -----               -----
Gross profit.....................................   49.9                50.9
Selling, general and administrative expenses        38.5                40.4
                                                   -----               -----
Income from operations...........................   11.4                10.5
Interest (expense) income........................    (.5)                 .2
                                                   -----               -----
Income before income taxes and
   accounting change.............................   10.9%               10.7%
                                                   =====               =====

Three Months Ended July 3, 1999 Compared to Three Months Ended June 27, 1998

     Net Sales. Net sales increased 23.6% to $384.5 million in the three months ended July 3, 1999 from $311.2 million in the three months ended June 27, 1998. Wholesale net sales increased 14.5% to $194.6 million in the three months ended July 3, 1999 from $170.0 million in the corresponding period of fiscal 1999. Wholesale growth primarily reflects increased volume-driven sales of existing Polo and Collection brand products and the timing of shipments to retailers. Retail sales increased by 34.5% to $189.9 million in the three months ended July 3, 1999 from $141.2 million in the corresponding period in fiscal 1999. Retail sales increased primarily due to the $50.1 million benefit from three months of operations for six new Polo stores and 30 new outlet stores opened in fiscal 1999 as well as the benefit of three months of operations for 70 Club Monaco stores acquired in the quarter ended July 3, 1999. Comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased by 2%. At July 3, 1999, the Company operated 32 Polo stores, 105 outlet stores and 70 Club Monaco stores.

     Licensing Revenue. Licensing revenue increased 10.6% to $47.9 million in the three months ended July 3, 1999 from $43.3 million in the corresponding period of fiscal 1999. This increase is primarily attributable to overall general increases in sales of existing licensed products and the Company's continued expansion in international markets.

     Gross Profit. Gross profit as a percentage of net revenues decreased to 49.9% in the three months ended July 3, 1999 from 50.9% in the corresponding period of fiscal 1999. This decrease was mainly attributable to lower retail gross margins as a result of higher markdowns realized during the current quarter to move excess inventories.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues decreased to 38.5% in the three months ended July 3, 1999 from 40.4% of net revenues in the corresponding period of fiscal 1999. This improvement in SG&A expenses as a percentage of net revenues was primarily due to expense leveraging achieved with the Company's revenue growth.

     Interest Expense. Interest expense increased to $2.5 million in the quarter ended July 3, 1999 from interest income of $.7 million in the comparable period in fiscal 1999. This increase was due to a higher level of borrowings during the current quarter, primarily as a result of the acquisition of Club Monaco.

Liquidity and Capital Resources

     The Company's capital requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations and credit facilities.

     Net cash provided by operating activities increased to $19.5 million in the three months ended July 3, 1999 from $3.4 million in the comparable period in fiscal 1999. This improvement was driven by favorable changes in inventories and prepaid expenses offset by unfavorable changes in accounts receivable. These changes were primarily due to timing (i.e., shipments, vendor payments and customer remittances). Net cash used in investing activities decreased to $21.7 million in the three months ended July 3, 1999 from $22.6 million in the comparable period in fiscal 1999. This decrease principally reflects a decrease in capital expenditures offset by the use of $6.6 million, net to complete the acquisition of Club Monaco in the three months ended July 3, 1999. Net cash provided by financing activities increased to $1.9 million in the three months ended July 3, 1999 from net cash used in financing activities of $4.4 million in the comparable period in fiscal 1999. This increase is primarily due to an increase in proceeds from short-term borrowings under the Credit Facility (as defined) used for working capital needs.

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

     On March 30, 1999, in connection with the Company's acquisition of Club Monaco, the Company entered into a $100.0 million senior credit facility (the "1999 Credit Facility") with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan (the "Term Loan"). The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The Term Loan was used to finance the acquisition of all of the outstanding common stock of Club Monaco and to repay indebtedness of Club Monaco. The Term Loan is also repayable on June 30, 2003. Borrowings under the 1999 Credit Facility bear interest, at the Company's option, at a Base Rate equal to the higher of: (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin. On April 12, 1999, the Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to convert the variable interest rate on the 1999 Credit Facility to a fixed rate of 5.5%.

     The Credit Facility and 1999 Credit Facility (collectively, the "Credit Facilities") contain customary representations, warranties, covenants and events of default, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness, loans, investments and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the Credit Facilities provide that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of the Company's common stock.

     As of July 3, 1999, the Company had $125.5 million outstanding in direct borrowings and $80.0 million outstanding under the Term Loan and was contingently liable for $30.2 million in outstanding letters of credit under the Credit Facilities. The weighted average interest rate on outstanding borrowings under the Credit Facilities was 6.2% at July 3, 1999.

     Capital expenditures were $13.4 million and $21.6 million in the three months ended July 3, 1999 and June 27, 1998, respectively. Capital expenditures primarily reflect costs associated with the following: (i) the Company's expansion of its distribution facilities; (ii) the shop-within-shops development program which includes new shops, renovations and expansions; (iii) the expansion of the Company's retail concept and outlet stores; and (iv) its information systems. The Company plans to invest approximately $130.0 million, net of landlord incentives, over the current fiscal year for the aforementioned projects and other capital projects. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

     In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan will be made from time to time in the open market over a two-year period which commenced April 1, 1998. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of July 3, 1999, the Company had repurchased 923,764 shares of its Class A Common Stock at an aggregate cost of $22.6 million.

     Management believes that cash from ongoing operations and funds available under the Credit Facilities will be sufficient to satisfy the Company's current level of operations, the Restructuring Plan, capital requirements, stock repurchase program and other corporate activities for the next 12 months. Additionally, the Company does not currently intend to pay dividends on its Common Stock in the next 12 months. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

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

New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of fiscal year ending March 30, 2002 and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

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

     In 1997, the Company, with the aid of outside consultants, initiated a program to assess the impact of Year 2000 issues on its information technology ("IT") systems and its non-IT systems.

     Through its assessment, the Company has identified potential date deficiencies in its IT systems, both hardware and software and in its non-IT systems (including functions involving embedded chip technology), and is addressing these deficiencies through upgrades, replacements and other remediation. The Company has substantially completed the remediation of its material IT systems. In connection with other equipment with date sensitive operating controls such as distribution center equipment, HVAC, employee time clocks, security and other similar systems, the Company is in the process of identifying those items which may require replacement or other remediation and, in a significant majority of the cases, believes it has taken steps adequate to ensure such equipment is Year 2000 compliant. The Company expects to complete testing and replacement or other remediation of this equipment no later than the late summer of 1999.

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

     The Company continues to develop contingency plans to limit the effect of any Year 2000 issues on its operations and results, and intends to finalize its contingency plans by no later than the late summer of 1999. As an example, the Company continues to explore, where possible, alternate service providers. The Company's Year 2000 efforts are ongoing and its overall plan, as well as its development of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant in a timely fashion.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that source apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various Federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising and seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California, is brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the Federal civil RICO statute, Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. A third action, brought in Federal Court in Saipan solely against the garment factory defendants on behalf of a putative class of their workers, alleges violations of Federal and local wage and employment laws. The Company has not been named as a defendant in any of these suits, but the Company sources products in Saipan and counsel for the plaintiffs in these actions has informed the Company that it is a potential defendant in these or similar actions. The Company and counsel have entered into an oral nonbinding agreement in principle to settle any claims for nonmaterial consideration. Such an agreement, if ultimately documented and finalized, would be subject to court approval. The Company has denied any liability and is not at this preliminary stage in a position to evaluate the likelihood of a favorable or unfavorable outcome if no settlement is reached and it were named in any such suit.

ITEM 5.  OTHER INFORMATION.

Statement Regarding Forward-Looking Disclosure

     Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "project," " we believe," "is or remains optimistic," "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which the Company operates, including the Company's ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and its ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to the Company's ability to implement its growth strategies; risks associated with the ability of the Company's third party customers and suppliers and government agencies to timely and adequately remedy any Year 2000 issues; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers' inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing and the possible adverse impact of changes in import restrictions; risks related to the Company's ability to establish and protect its trademarks and other proprietary rights; risks related to fluctuations in foreign currency as the Company's international licensing revenue generally is derived in foreign currencies, including the Japanese yen and the French franc, and, in addition, changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market; and, risks associated with the Company's control by Lauren family members and the anti-takeover effect of multiple classes of stock. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits--

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K--

              During the quarter ended July 3, 1999, the Company filed a Report on Form 8-K dated May 4, 1999, reporting matters under Item 5 thereof, with respect to the Company's announcement that its wholly owned subsidiary, PRL Acquisition Corp., had completed its acquisition of Club Monaco Inc., an Ontario corporation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              POLO RALPH LAUREN CORPORATION


Date: August 17, 1999         By: /s/ Nancy A. Platoni Poli
                                  -------------------------
                                  Nancy A. Platoni Poli
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)