Form 10-Q
period 1999-10-02
POLO RALPH LAUREN CORP
filed 1999-11-16
CIK 1037038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 2, 1999

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

Yes  |X| No |_|

At November 11, 1999, 33,023,776 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

================================================================================

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q

PART 1. FINANCIAL INFORMATION

                                                                            PAGE

Item 1. Financial Statements

         Consolidated Balance Sheets as of October 2, 1999 (Unaudited)
           and April 3, 1999..............................................     3

         Consolidated Statements of Income for the three and six months
           ended October 2, 1999 and September 26, 1998 (Unaudited).......     4

         Consolidated Statements of Cash Flows for the six months ended
           October 2, 1999 and September 26, 1998 (Unaudited).............   5-6

         Notes to Consolidated Financial Statements.......................  7-11

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................... 12-19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................    20

Item 4. Submission of Matters to a Vote of Security-Holders...............    20

Item 5. Other Information.................................................    21

Item 6. Exhibits and Reports on Form 8-K..................................    22

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                      October 2,    April 3,
                                                                        1999          1999
                                                                     -----------   -----------
                                                                     (Unaudited)

                                     ASSETS
Current assets
  Cash and cash equivalents                                          $    42,353   $    44,458
   Accounts receivable, net of allowances of $16,079 and
     $13,495 respectively                                                212,331       157,203
   Inventories                                                           420,769       376,860
   Deferred tax assets                                                    51,939        51,939
   Prepaid expenses and other                                             33,794        48,994
                                                                     -----------   -----------
         Total current assets                                            761,186       679,454

Property and equipment, net                                              326,070       261,799
Deferred tax assets                                                       12,737        12,493
Restricted cash                                                              -          44,217
Goodwill, net                                                             76,014        27,464
Other assets, net                                                         88,315        79,157
                                                                     -----------   -----------

                                                                     $ 1,264,322   $ 1,104,584
                                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes and acceptances payable - banks                              $   154,800   $   115,500
  Accounts payable                                                       107,196        88,898
  Income taxes payable                                                    18,943        17,432
  Accrued expenses and other                                             106,623       126,142
                                                                     -----------   -----------
         Total current liabilities                                       387,562       347,972

Long-term debt                                                            80,000        44,217
Other noncurrent liabilities                                              71,794        53,490

Stockholders' equity
  Common Stock
    Class A, par value $.01 per share; 500,000,000 shares
      authorized; 34,381,653 shares issued                                   344           344
    Class B, par value $.01 per share; 100,000,000 shares
      authorized; 43,280,021 shares issued and outstanding                   433           433
    Class C, par value $.01 per share; 70,000,000 shares
      authorized; 22,720,979 shares issued and outstanding                   227           227
    Additional paid-in-capital                                           450,030       450,030
    Retained earnings                                                    306,747       227,288
    Treasury Stock, Class A, at cost (1,319,795 and 603,864 shares)      (30,149)      (16,084)
    Unearned compensation                                                 (2,666)       (3,333)
                                                                     -----------   -----------

         Total stockholders' equity                                      724,966       658,905
                                                                     -----------   -----------

                                                                     $ 1,264,322   $ 1,104,584
                                                                     ===========   ===========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended             Six Months Ended
                                                          ---------------------------   ---------------------------
                                                            October 2,   September 26,   October 2,    September 26,
                                                              1999           1998           1999           1998
                                                          ------------   ------------   ------------   ------------
Net sales                                                 $    470,509   $    409,456   $    854,981   $    720,611
Licensing revenue                                               71,328         61,503        119,204        104,787
Other income                                                     2,048          3,847          4,121          8,185
                                                          ------------   ------------   ------------   ------------

  Net revenues                                                 543,885        474,806        978,306        833,583

Cost of goods sold                                             274,470        241,095        491,916        417,256
                                                          ------------   ------------   ------------   ------------

  Gross profit                                                 269,415        233,711        486,390        416,327

Selling, general and administrative expenses                   172,311        148,783        339,410        293,747
                                                          ------------   ------------   ------------   ------------

  Income from operations                                        97,104         84,928        146,980        122,580

Interest (expense) income                                       (3,687)          (676)        (6,175)             4
                                                          ------------   ------------   ------------   ------------

  Income before income taxes and cumulative effect
    of change in accounting principle                           93,417         84,252        140,805        122,584

Provision for income taxes                                      38,068         34,333         57,379         49,954
                                                          ------------   ------------   ------------   ------------

  Income before cumulative effect of change
    in accounting principle                                     55,349         49,919         83,426         72,630

Cumulative effect of change in accounting
  principle, net of taxes                                          -              -            3,967            -
                                                          ------------   ------------   ------------   ------------

  Net income                                              $     55,349   $     49,919   $     79,459   $     72,630
                                                          ============   ============   ============   ============

Income per share before cumulative effect of change in
  accounting principle - Basic and Diluted                $       0.56   $       0.50   $       0.84   $       0.73
Cumulative effect of change in accounting
  principle, net of taxes, per share - Basic and Diluted           -              -             0.04            -
                                                          ------------   ------------   ------------   ------------

Net income per share - Basic and Diluted                  $       0.56   $       0.50   $       0.80   $       0.73
                                                          ============   ============   ============   ============

Weighted average common shares outstanding - Basic          99,117,576     99,826,960     99,328,755    100,011,047
                                                          ============   ============   ============   ============

Weighted average common shares outstanding - Diluted        99,250,565     99,878,242     99,510,226    100,151,156
                                                          ============   ============   ============   ============

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                              -------------------------
                                                                              October 2,  September 26,
                                                                                 1999          1998
                                                                              ----------  -------------

Cash flows from operating activities
Net income                                                                     $ 79,459     $ 72,630
Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                                                32,288       22,142
    Cumulative effect of change in accounting principle                           3,967          -
    Provision for losses on accounts receivable                                   1,410          435
    Other                                                                           256          707
    Changes in assets and liabilities, net of acquisition
        Accounts receivable                                                     (54,879)     (21,717)
        Inventories                                                             (20,721)     (97,696)
        Prepaid expenses and other                                               11,560       (5,884)
        Other assets, net                                                        (3,325)      (7,923)
        Accounts payable                                                          5,234       30,438
        Income taxes payable and accrued expenses and other                     (12,832)      12,148
                                                                               --------     --------

Net cash provided by operating activities                                        42,417        5,280
                                                                               --------     --------
Cash flows from investing activities
    Purchases of property and equipment, net                                    (58,682)     (72,407)
    Acquisition, net of cash acquired                                           (50,824)      (6,981)
    Proceeds from release of restricted cash held for Club Monaco acquisition    44,217          -
    Cash surrender value - officers' life insurance, net                         (2,893)      (1,409)
                                                                               --------     --------

Net cash used in investing activities                                           (68,182)     (80,797)
                                                                               --------     --------
Cash flows from financing activities
    Proceeds from issuance of common stock, net                                     -            113
    Repurchases of common stock                                                 (14,065)     (16,084)
    Proceeds from short-term borrowings, net                                     39,300       79,600
    Repayments of long-term debt                                                (37,358)        (337)
    Proceeds from long-term debt                                                 35,783          -
                                                                               --------     --------

Net cash provided by financing activities                                        23,660       63,292
                                                                               --------     --------
Net decrease in cash and cash equivalents                                        (2,105)     (12,225)
Cash and cash equivalents at beginning of period                                 44,458       58,755
                                                                               --------     --------
Cash and cash equivalents at end of period                                     $ 42,353     $ 46,530
                                                                               ========     ========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                      -------------------------
                                                                      October 2,  September 26,
                                                                         1999         1998
                                                                      --------    -------------

Supplemental cash flow information
    Cash paid for interest                                            $  6,651       $     1
                                                                      ========       =======
    Cash paid for income taxes                                        $ 51,978       $34,583
                                                                      ========       =======

Supplemental schedule of non-cash investing and financing activities
    Fair value of assets acquired, excluding cash                     $110,617       $14,868
    Less:
      Cash paid                                                         51,481         6,981
      Promissory notes issued                                              -           5,000
                                                                      --------       -------
    Liabilities assumed                                               $ 59,136       $ 2,887
                                                                      ========       =======

    Fair market value of restricted stock grants                      $    667
                                                                      ========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information for October 2, 1999 and September 26, 1998 is unaudited)

1     Basis of Presentation

      (a)   Unaudited Interim Financial Statements

            The accompanying unaudited consolidated financial statements include the results of operations of Polo Ralph Lauren Corporation and subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

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

            Operating results for the three months and six months ended October 2, 1999 and September 26, 1998 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 1999 audited consolidated financial statements.

      (b)   Acquisition

            On April 6, 1999, PRL Acquisition Corp., a Nova Scotia unlimited liability corporation and a wholly owned subsidiary of the Company, acquired, through a tender offer, 98.83% of the outstanding shares of Club Monaco Inc. ("Club Monaco"), a corporation organized under the laws of the Province of Ontario, Canada. On May 3, 1999, PRL Acquisition Corp. acquired the remaining outstanding 1.17% shares pursuant to a statutory compulsory acquisition. The total purchase price was approximately $51.0 million in cash based on the then current foreign exchange rates. The Company used funds from its credit facility to finance this acquisition and to repay in full assumed debt of Club Monaco of approximately $35.0 million. This acquisition has been accounted for as a purchase and the Company has consolidated the operations of Club Monaco in the accompanying financial statements from the effective date of the transaction. The purchase price has been preliminarily allocated based upon fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of approximately $51.0 million, which has been recorded as goodwill and is being amortized on a straight-line basis over an estimated useful life of 40 years.

2     Significant Accounting Policies

      (a)   Net income per share

            Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the period and excluded any potential dilution. Diluted net income per share was calculated similarly but included potential dilution from the exercise of stock options and awards.

      (b)   Comprehensive Income

            For the three months and six months ended October 2, 1999 and September 26, 1998, comprehensive income was equal to net income.

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

3     Inventories

                                             October 2,      April 3,
                                                1999          1999

            Raw materials                     $ 17,226      $ 17,675
            Work-in-process                      8,246         8,545
            Finished goods                     395,297       350,640
                                              --------      --------
                                              $420,769      $376,860
                                              ========      ========

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

            In connection with the implementation of the Restructuring Plan, the Company recorded a pre-tax restructuring charge of $58.6 million in its fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity through October 2, 1999 were as follows:

                                                        Lease and
                              Severance and   Asset     Contract
                              Termination     Write     Termination   Other
                              Benefits        Downs     Costs         Costs      Total

1999 provision ..............   $15,277      $17,788    $ 24,665     $   830    $ 58,560
1999 activity ...............   ( 3,318)     (17,788)     (1,112)      ( 105)    (22,323)
                                -------       ------    --------     -------    --------
Balance at April 3, 1999 ....    11,959          -        23,553         725      36,237

2000 activity ...............   ( 3,252)         -       (13,054)      ( 244)    (16,550)
                                -------       ------    --------     -------    --------
Balance at October 2, 1999 ..   $ 8,707       $  -      $ 10,499     $   481    $ 19,687
                                =======       ======    ========     =======    ========

            Total severance and termination benefits as a result of the Restructuring Plan relate to approximately 280 employees, 215 of which have been terminated through October 1999. Total cash outlays related to the Restructuring Plan are expected to be approximately $39.5 million, $16.1 million of which was paid in the six months ended October 2, 1999. The Company expects to substantially complete the implementation of the Restructuring Plan in fiscal 2000.

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

            The Company's net revenues and income from operations for the three months and six months ended October 2, 1999 and September 26, 1998 and total assets as of October 2, 1999 and April 3, 1999 by segment were as follows:

                                                        Three Months Ended
                                                   October 2,     September 26,
                                                      1999             1998

            Net revenues:
              Wholesale                             $248,643         $237,698
              Retail                                 223,914          175,605
              Licensing                               71,328           61,503
                                                    --------         --------

                                                    $543,885         $474,806
                                                    ========         ========

            Income from operations:
              Wholesale                             $ 25,658         $ 26,842
              Retail                                  21,647           16,300
              Licensing                               49,799           41,786
                                                    --------         --------

                                                    $ 97,104         $ 84,928
                                                    ========         ========

                                                          Six Months Ended
                                                   October 2,     September 26,
                                                      1999             1998
            Net revenues:
              Wholesale                             $445,294         $411,998
              Retail                                 413,808          316,798
              Licensing                              119,204          104,787
                                                    --------         --------

                                                    $978,306         $833,583
                                                    ========         ========

                                                           Six Months Ended
                                                       October 2,  September 26,
                                                          1999          1998
            Income from operations:
              Wholesale                               $   37,439    $   29,293
              Retail                                      29,747        31,600
              Licensing                                   73,098        61,687
                                                      ----------    ----------
                                                         140,284       122,580
              Add: Cumulative effect of change
                in accounting principle before taxes       6,696           -
                                                      ----------    ----------

                                                      $  146,980    $  122,580
                                                      ==========    ==========

                                                       October 2,     April 3,
                                                          1999          1999
            Segment assets:
              Wholesale                               $  403,826    $  376,154
              Retail                                     574,430       424,203
              Licensing                                   80,873        73,389
              Corporate                                  205,193       230,838
                                                      ----------    ----------
                                                      $1,264,322    $1,104,584
                                                      ==========    ==========

            A substantial portion of the Company's net revenues and income from operations are derived from, and identifiable assets are located in, the United States.

6     Subsequent Events

            In September 1999, the Company reached an agreement in principle to acquire the stock and certain assets of Poloco S.A. and certain affiliates which hold licenses to sell men's and boy's Polo apparel, the men's and women's Polo Jeans business and certain Polo accessories in Europe. The purchase price will approximate $200.0 million, plus the assumption of short-term debt outstanding at closing. The Company will fund this acquisition and repayment of debt with the proceeds from the issuance of e275.0 million Notes with a seven-year maturity and 6.125% coupon rate (the "Eurobond Offering"). The net proceeds from the Eurobond Offering, not including proceeds from the exercise by the underwriters of their overallotment option, will approximate $280.0 million based on current exchange rates. The Eurobond Offering is expected to be completed during the Company's third fiscal quarter. The acquisition is expected to close in January 2000 and will be accounted for as a purchase from the effective date of the transaction.

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

      Certain statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

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

Results of Operations

      The following discussion provides information and analysis of the Company's results of operations for the three months and six months ended October 2, 1999 compared to September 26, 1998. The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three months and six months ended October 2, 1999 and September 26, 1998:

                                                Oct. 2, 1999     Sept. 26, 1998

                                                Three    Six      Three    Six
                                                Months  Months   Months   Months


Net sales ...................................    86.5%   87.4%    86.2%    86.4%

Licensing revenue ...........................    13.1    12.2     13.0     12.6

Other income ................................     0.4     0.4      0.8      1.0
                                                -----   -----    -----    -----

Net revenues ................................   100.0   100.0    100.0    100.0
                                                -----   -----    -----    -----

Gross profit ................................    49.5    49.7     49.2     49.9

Selling, general and administrative expenses     31.7    34.7     31.3     35.2
                                                -----   -----    -----    -----

Income from operations ......................    17.8    15.0     17.9     14.7

Interest (expense) income ...................    (0.7)   (0.6)    (0.1)     0.0
                                                -----   -----    -----    -----

Income before income taxes and
  change in accounting ......................    17.1%   14.4%    17.8%    14.7%
                                                =====   =====    =====    =====

Three Months Ended October 2, 1999 Compared to Three Months Ended September 26, 1998

      Net Sales. Net sales increased 14.9% to $470.5 million in the three months ended October 2, 1999 from $409.5 million in the three months ended September 26, 1998. Wholesale net sales increased 5.4% to $246.6 million in the three months ended October 2, 1999 from $233.9 million in the corresponding period of fiscal 1999. Wholesale growth primarily reflects increased volume-driven sales of existing Polo and Collection brand products and the timing of shipments to retailers. These unit increases were partially offset by a decline in average selling prices resulting from changes in product mix. Retail sales increased by 27.5% to $223.9 million in the three months ended October 2, 1999 from $175.6 million in the corresponding period in fiscal 1999. This increase is primarily attributable to the $54.2 million benefit from new store openings in fiscal 2000 (three Polo full-price and six outlet stores, net of store closures) and fiscal 1999 (six Polo full-price and 30 outlet stores) and the benefit of three months of operations for 70 Club Monaco stores acquired in the quarter ended July 3, 1999. Comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased by 3.95%. At October 2, 1999, the Company operated 36 Polo full-price stores, 105 outlet stores and 68 Club Monaco stores.

      Licensing Revenue. Licensing revenue increased 16.0% to $71.3 million in the three months ended October 2, 1999 from $61.5 million in the corresponding period of fiscal 1999. This increase is primarily attributable to overall general increases in sales of existing licensed products, particularly Lauren, Polo Jeans and Home Collection.

      Gross Profit. Gross profit as a percentage of net revenues increased to 49.5% in the three months ended October 2, 1999 from 49.2% in the corresponding period of fiscal 1999. This increase was mainly attributable to an increase in retail gross margins due to an improved initial mark-up and increased licensing revenue which has no associated cost of goods sold. These improvements were offset by lower wholesale gross margins as a result of higher off-price sales to reduce inventory levels.

      Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues increased to 31.7% in the three months ended October 2, 1999 from 31.3% of net revenues in the corresponding period of fiscal 1999. This increase in SG&A expenses as a percentage of net revenues was primarily due to the acquisition of Club Monaco which was partially offset by expense leveraging achieved with the Company's revenue growth.

      Interest Expense. Interest expense increased to $3.7 million in the quarter ended October 2, 1999 from $0.7 million in the comparable period in fiscal 1999. This increase was primarily due to a higher level of borrowings during the second quarter, primarily as a result of the acquisition of Club Monaco.

Six Months Ended October 2, 1999 Compared to Six Months Ended September 26, 1998

      Net Sales. Net sales increased 18.6% to $855.0 million in the six months ended October 2, 1999 from $720.6 million in the six months ended September 26, 1998. Wholesale net sales increased 9.3% to $441.2 million in the six months ended October 2, 1999 from $403.8 million in the corresponding period of fiscal 1999. Wholesale growth primarily reflects increased volume-driven sales of existing Polo and Collection brand products and the timing of shipments to retailers. These unit increases were partially offset by a decline in average selling prices resulting from changes in product mix. Retail sales increased by 30.6% to $413.8 million in the six months ended October 2, 1999 from $316.8 million in the corresponding period in fiscal 1999. This increase is primarily attributable to the $106.2 million benefit from new store openings in fiscal 2000 (three Polo full-price and six outlet stores, net of store closures) and fiscal 1999 (six Polo full-price and 30 outlet stores) and the benefit of six months of operations for 70 Club Monaco stores acquired in the quarter ended July 3, 1999. Comparable store sales decreased by 3.2%.

      Licensing Revenue. Licensing revenue increased 13.8% to $119.2 million in the six months ended October 2, 1999 from $104.8 million in the corresponding period of fiscal 1999. This increase is primarily attributable to overall general increases in sales of existing licensed products, particularly Lauren, Polo Jeans and Home Collection.

      Gross Profit. Gross profit as a percentage of net revenues decreased to 49.7% in the six months ended October 2, 1999 from 49.9% in the corresponding period of fiscal 1999. This decrease was mainly attributable to lower wholesale gross margins as a result of higher off-price sales to reduce inventory levels.

      Selling, General and Administrative Expenses. SG&A expenses as a percentage of net revenues decreased to 34.7% in the six months ended October 2, 1999 from 35.2% of net revenues in the corresponding period of fiscal 1999. This improvement in SG&A expenses as a percentage of net revenues was primarily due to expense leveraging achieved with the Company's revenue growth.

      Interest Expense. Interest expense increased to $6.2 million in the six months ended October 2, 1999 due to a higher level of borrowings during the current period, primarily as a result of the acquisition of Club Monaco.

Liquidity and Capital Resources

      The Company's capital requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations and credit facilities.

      Net cash provided by operating activities increased to $42.4 million in the six months ended October 2, 1999 from $5.3 million in the comparable period in fiscal 1999. This improvement was driven by favorable changes in inventories as the Company implemented a strategic initiative to reduce inventory levels and move excess inventories. This improvement was partially offset by unfavorable changes in accounts receivable and liabilities due to timing (i.e., shipments, vendor payments and customer remittances). Net cash used in investing activities decreased to $68.2 million in the six months ended October 2, 1999 from $80.8 million in the comparable period in fiscal 1999. This decrease principally reflects a decline in capital expenditures in the six months ended October 2, 1999. Net cash provided by financing activities decreased to $23.4 million in the six months ended October 2, 1999 from $63.3 million in the comparable period in fiscal 1999. This decrease primarily reflects a reduction in the utilization of short-term borrowings under the Credit Facility (as defined) required for working capital needs.

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

      On March 30, 1999, in connection with the Company's acquisition of Club Monaco, the Company entered into a $100.0 million senior credit facility (the "1999 Credit Facility") with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan (the "Term Loan"). The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The Term Loan was used to finance the acquisition of all of the outstanding common stock of Club Monaco and to repay indebtedness of Club Monaco. The Term Loan is also repayable on June 30, 2003. Borrowings under the 1999 Credit Facility bear interest, at the Company's option, at a Base Rate equal to the higher of: (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin. In April 1999, the Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to convert the variable interest rate on the 1999 Credit Facility to a fixed rate of 5.5%.

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

      As of October 2, 1999, the Company had $154.8 million outstanding in direct borrowings and $80.0 million outstanding under the Term Loan and was contingently liable for $23.4 million in outstanding letters of credit under the Credit Facilities. The weighted average interest rate on outstanding borrowings under the Credit Facilities was 6.6% at October 2, 1999.

      Capital expenditures were $58.7 million and $72.4 million in the six months ended October 2, 1999 and September 26, 1998, respectively. Capital expenditures primarily reflect costs associated with the following: (i) the Company's expansion of its distribution facilities; (ii) the shop-within-shops development program which includes new shops, renovations and expansions; (iii) the expansion of the Company's retail concept and outlet stores; and (iv) its information systems. The Company plans to invest approximately $130.0 million, net of landlord incentives, over the current fiscal year for the aforementioned projects and other capital projects. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

      In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan will be made from time to time in the open market over a two-year period which commenced April 1, 1998. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of October 2, 1999, the Company had repurchased 1,319,795 shares of its Class A Common Stock at an aggregate cost of $30.1 million.

      In September 1999, the Company reached an agreement in principle to acquire the stock and certain assets of Poloco S.A. and certain affiliates which hold licenses to sell men's and boy's Polo apparel, the men's and women's Polo Jeans business and certain Polo accessories in Europe. The purchase price will approximate $200.0 million, plus the assumption of short-term debt outstanding at closing. The Company will fund this acquisition and repayment of debt with the proceeds from the issuance of e275.0 million Notes with a seven-year maturity and 6.125% coupon rate (the "Eurobond Offering"). The net proceeds from the Eurobond Offering, not including proceeds from the exercise by the underwriters of their overallotment option, will approximate $280.0 million based on current exchange rates. The Eurobond Offering is expected to be completed during the Company's third fiscal quarter. The acquisition is expected to close in January 2000.

      Management believes that cash from ongoing operations and funds available under the Credit Facilities and Eurobond Offering will be sufficient to satisfy the Company's current level of operations, the Restructuring Plan, capital requirements, stock repurchase program, the acquisition of Poloco S.A. and certain affiliates and other corporate activities for the next 12 months. Additionally, the Company does not currently intend to pay dividends on its Common Stock in the next 12 months. See Part II. Other Information. Item 5. - "Statement Regarding Forward-Looking Disclosure."

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

      Through its assessment, the Company identified potential date deficiencies in its IT systems, both hardware and software and in its non-IT systems (including functions involving embedded chip technology), and has addressed these deficiencies through upgrades, replacements and other remediation. The Company has completed the remediation of its material IT systems. In connection with other equipment with date sensitive operating controls such as distribution center equipment, HVAC, employee time clocks, security and other similar systems, the Company identified those items which required replacement or other remediation and believes it has taken steps adequate to ensure such equipment is Year 2000 compliant.

      The Company has made inquiries of third parties with whom it has material business relationships (such as customers, suppliers, licensees, transportation carriers, utility and other general service providers) to determine whether they will be able to resolve in a timely manner any Year 2000 issues that will materially and adversely impact the Company. This process included the solicitation of written responses to questionnaires, followed, in some cases, by meetings with certain of such third parties. To date, virtually all of those contacted have responded, none of whom have raised any Year 2000 issues which the Company believes would have a material adverse effect on the Company.

      To date, the Company has incurred expenses of approximately $5.2 million related to the assessment of its Year 2000 issues and development and implementation of its remediation plan. The total remaining cost of the Company's Year 2000 project is estimated at approximately $0.5 million and is being funded through operating cash flows. Such costs do not include internal management time and the deferral of other projects, the effects of which are not expected to be material to the Company's results of operations or financial condition. Of the total project cost, approximately $0.6 million is attributable to the purchase of new software which will be capitalized. The remainder will be expensed as incurred. The costs of the Year 2000 project and the successful assessment and remediation of the Company's Year 2000 issues are based on management's best estimates, which were derived by utilizing several assumptions of future events including continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates are correct or that they will be achieved, and actual results could differ materially from those plans. See Part II. Other Information. Item 5. -- "Statement Regarding Forward-Looking Disclosure."

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

      The Company has developed contingency plans to limit the effect of any Year 2000 issues on its operations and results. As an example, the Company plans to use where possible, alternate service providers. While the Company anticipates continuity of its business activities, that continuity will be dependent upon its ability, and the ability of third parties with whom the Company relies on directly, or indirectly, to be Year 2000 compliant in a timely fashion.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that source apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various Federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising and seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California and recently transferred to the United States District Court for the District of Hawaii, is brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the Federal civil RICO statute, Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. Although the Company was not named as a defendant in these suits, the Company sources products in Saipan, and counsel for the plaintiffs in these actions informed the Company that it is a potential defendant in these or similar actions. The Company and counsel have recently agreed to settle any claims for nonmaterial consideration. The final agreement, when completed and filed, will be subject to court approval. The Company has denied any liability and is not at this preliminary stage in a position to evaluate the likelihood of a favorable or unfavorable outcome if the settlement is not approved and it were named in any such suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

(a)   The Annual Meeting of Stockholders of the Company was held on August 19,
      1999.

(b) The following directors were elected at the Annual Meeting of Stockholders to serve until the 2000 Annual Meeting and until their respective successors are duly elected and qualified:

                  Class A Director:
                  -----------------
                  Allen Questrom

                  Class B Directors:
                  ------------------
                  Ralph Lauren
                  Michael J. Newman*
                  Frank A. Bennack, Jr.
                  Joel L. Fleishman
                  Terry S. Semel

                  Class C Director:
                  -----------------
                  Richard A. Friedman

(c)(i) Each person elected as a director received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his name:

                                                  Number of        Number of
                                                  Votes For      Votes Withheld
                                                  ---------      --------------

                  Class A Director:
                  -----------------
                  Allen Questrom                  30,290,852         119,662

                  Class B Directors:
                  ------------------
                  Ralph Lauren                   432,800,210           -0-
                  Michael J. Newman*             432,800,210           -0-
                  Frank A. Bennack, Jr.          432,800,210           -0-
                  Joel L. Fleishman              432,800,210           -0-
                  Terry S. Semel                 432,800,210           -0-

                  Class C Director:
                  -----------------
                  Richard A. Friedman             22,720,979           -0-

                  * Mr. Newman resigned as Vice Chairman and Director effective
                    November 1, 1999

      (ii) 485,844,428 votes were cast for and 59,131 votes were cast against the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending April 1, 2000. Abstentions totaled 28,144; there were no broker nonvotes.

      (iii) 485,312,474 votes were cast for and 537,931 votes were cast against the approval of the terms of the Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan to qualify such plan under Section 162 (m) of the Internal Revenue Code, as amended. Abstentions totaled 81,298; there were no broker nonvotes.

ITEM 5. OTHER INFORMATION.

Statement Regarding Forward-Looking Disclosure

      Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "project," " we believe," "is or remains optimistic," "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which the Company operates, including the Company's ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and its ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to the Company's ability to implement its growth strategies; risks associated with the Company's entry into new markets either through internal development activities or through acquisitions; risks associated with the ability of the Company or the Company's third party customers and suppliers and government agencies to timely and adequately remedy any Year 2000 issues; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers' inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing and the possible adverse impact of changes in import restrictions; risks related to the Company's ability to establish and protect its trademarks and other proprietary rights; risks related to fluctuations in foreign currency as the Company's international licensing revenue generally is derived in foreign currencies, including the Japanese yen and the French franc, and, in addition, changes in currency exchange rates may also affect the relative prices at which the Company and foreign competitors sell their products in the same market; and, risks associated with the Company's control by Lauren family members and the anti-takeover effect of multiple classes of stock. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits--

      18    Preferability Letter

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K--

      No reports on Form 8-K were filed by the Company in the quarter ended October 2, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POLO RALPH LAUREN CORPORATION


Date:  November 16, 1999            By: /s/ Nancy A. Platoni Poli
                                    Nancy A. Platoni Poli
                                    Senior Vice President and
                                       Chief Financial Officer
                                    (Principal Financial and Accounting Officer)