Form 10-Q
period 2000-01-01
POLO RALPH LAUREN CORP
filed 2000-02-15
CIK 1037038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 1, 2000

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

Yes |X| No |_|

At February 10, 2000, 32,670,476 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

================================================================================

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q

PART 1. FINANCIAL INFORMATION

                                                                            PAGE

Item 1. Financial Statements

         Consolidated Balance Sheets as of January 1, 2000 (Unaudited)
           and April 3, 1999..............................................     3

         Consolidated Statements of Income for the three and nine months
           ended January 1, 2000 and September 26, 1998 (Unaudited).......     4

         Consolidated Statements of Cash Flows for the nine months ended
           January 1, 2000 and December 26, 1998 (Unaudited).............    5-6

         Notes to Consolidated Financial Statements.......................  7-13

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................... 14-22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................    23

Item 3. Quantitative and Qualitative Disclosures about Market Risk........    23

Item 5. Other Information.................................................    23

Item 6. Exhibits and Reports on Form 8-K..................................    24

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  January 1,     April 3,
                                                                                     2000           1999
                                                                                 -----------    -----------
                                                                                 (Unaudited)
                                     ASSETS
Current assets
    Cash and cash equivalents                                                    $   345,330    $    44,458
    Accounts receivable, net of allowances of $14,341 and $13,495 respectively       128,908        157,203
    Inventories                                                                      343,210        376,860
    Deferred tax assets                                                               51,939         51,939
    Prepaid expenses and other                                                        29,411         48,994
                                                                                 -----------    -----------

                      Total current assets                                           898,798        679,454

Property and equipment, net                                                          334,901        261,799
Deferred tax assets                                                                   12,737         12,493
Restricted cash                                                                           --         44,217
Goodwill, net                                                                         76,937         27,464
Other assets, net                                                                     96,278         79,157
                                                                                 -----------    -----------

                                                                                 $ 1,419,651    $ 1,104,584
                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and acceptances payable - banks                                        $    25,000    $   115,500
    Accounts payable                                                                  82,741         88,898
    Income taxes payable                                                              16,639         17,432
    Accrued expenses and other                                                       111,555        126,142
                                                                                 -----------    -----------

                      Total current liabilities                                      235,935        347,972

Long-term debt                                                                       356,705         44,217
Other noncurrent liabilities                                                          73,198         53,490

Stockholders' equity
    Common Stock
     Class A, par value $.01 per share; 500,000,000 shares
      authorized; 34,381,653 shares issued                                               344            344
     Class B, par value $.01 per share; 100,000,000 shares
      authorized; 43,280,021 shares issued and outstanding                               433            433
     Class C, par value $.01 per share; 70,000,000 shares
      authorized; 22,720,979 shares issued and outstanding                               227            227
    Additional paid-in-capital                                                       450,030        450,030
    Retained earnings                                                                339,015        227,288
    Treasury Stock, Class A, at cost (1,711,177 and 603,864 shares)                  (36,829)       (16,084)
    Accumulated other comprehensive income                                             2,425             --
    Unearned compensation                                                             (1,832)        (3,333)
                                                                                 -----------    -----------

                      Total stockholders' equity                                     753,813        658,905
                                                                                 -----------    -----------

                                                                                 $ 1,419,651    $ 1,104,584
                                                                                 ===========    ===========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended          Nine Months Ended
                                                           -------------------------   -------------------------
                                                            January 1,   December 26,   January 1,   December 26,
                                                               2000          1998          2000          1998
                                                           -----------   -----------   -----------   -----------
Net sales                                                  $   453,015   $   395,436   $ 1,307,996   $ 1,116,047
Licensing revenue                                               55,741        49,164       174,945       153,951
Other income                                                     1,543         2,930         5,664        11,115
                                                           -----------   -----------   -----------   -----------

  Net revenues                                                 510,299       447,530     1,488,605     1,281,113

Cost of goods sold                                             270,719       240,661       762,635       657,917
                                                           -----------   -----------   -----------   -----------

  Gross profit                                                 239,580       206,869       725,970       623,196

Selling, general and administrative expenses                   181,696       163,009       521,105       456,756
                                                           -----------   -----------   -----------   -----------

  Income from operations                                        57,884        43,860       204,865       166,440

Interest expense                                                 3,422         1,074         9,597         1,070
                                                           -----------   -----------   -----------   -----------

  Income before income taxes and cumulative effect
    of change in accounting principle                           54,462        42,786       195,268       165,370

Provision for income taxes                                      22,194        17,435        79,574        67,389
                                                           -----------   -----------   -----------   -----------

  Income before cumulative effect of change
    in accounting principle                                     32,268        25,351       115,694        97,981

Cumulative effect of change in accounting
  principle, net of taxes                                           --            --         3,967            --
                                                           -----------   -----------   -----------   -----------

  Net income                                               $    32,268   $    25,351   $   111,727   $    97,981
                                                           ===========   ===========   ===========   ===========

Income per share before cumulative effect of change in
  accounting principle - Basic and Diluted                 $      0.33   $      0.25   $      1.17   $      0.98
Cumulative effect of change in accounting
  principle, net of taxes, per share - Basic and Diluted   $        --   $        --          0.04   $        --
                                                           -----------   -----------   -----------   -----------

Net income per share - Basic and Diluted                   $      0.33   $      0.25   $      1.13   $      0.98
                                                           ===========   ===========   ===========   ===========

Weighted average common shares outstanding - Basic          98,807,754    99,622,932    99,155,088    99,881,675
                                                           ===========   ===========   ===========   ===========

Weighted average common shares outstanding - Diluted        98,938,341    99,674,214    99,299,695    99,932,957
                                                           ===========   ===========   ===========   ===========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                  ----------------------
                                                                                  January 1,  December 26,
                                                                                     2000         1998
                                                                                  ---------    ---------
Cash flows from operating activities
Net income                                                                        $ 111,727    $  97,981
Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation and amortization                                                  53,074       33,288
      Cumulative effect of change in accounting principle                             3,967           --
      Provision for losses on accounts receivable                                     2,268          653
      Other                                                                           1,579       (1,199)
      Changes in assets and liabilities, net of acquisition
            Accounts receivable                                                      26,420       15,515
            Inventories                                                              57,713      (79,415)
            Prepaid expenses and other                                               15,943      (13,438)
            Other assets, net                                                        (8,672)      (9,879)
            Accounts payable                                                        (19,221)     (17,768)
            Income taxes payable and accrued expenses and other                     (11,039)      16,601
                                                                                  ---------    ---------

Net cash provided by operating activities                                           233,759       42,339
                                                                                  ---------    ---------

Cash flows from investing activities
      Purchases of property and equipment, net                                      (88,627)     (94,991)
      Acquisition, net of cash acquired                                             (52,391)      (6,981)
      Proceeds from release of restricted cash held for Club Monaco acquisition      44,217           --
      Cash surrender value - officers' life insurance, net                           (4,065)      (1,737)
                                                                                  ---------    ---------

Net cash used in investing activities                                              (100,866)    (103,709)
                                                                                  ---------    ---------

Cash flows from financing activities
      Proceeds from issuance of common stock, net                                        --          113
      Repurchases of common stock                                                   (20,745)     (16,084)
      (Repayments of) proceeds from short-term borrowings, net                      (90,500)      40,000
      Repayments of long-term debt                                                  (37,358)        (337)
      Proceeds from long-term debt                                                  319,611           --
                                                                                  ---------    ---------

Net cash provided by financing activities                                           171,008       23,692
                                                                                  ---------    ---------

Net increase (decrease) in cash and cash equivalents                                303,901      (37,678)
Effect of exchange rate changes on cash and cash equivalents                         (3,029)          --
Cash and cash equivalents at beginning of period                                     44,458       58,755
                                                                                  ---------    ---------
Cash and cash equivalents at end of period                                        $ 345,330    $  21,077
                                                                                  =========    =========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                       ---------------------
                                                                       January 1,  December 26,
                                                                          2000        1998
                                                                       --------     --------
Supplemental cash flow information
      Cash paid for interest                                           $ 10,085     $    127
                                                                       ========     ========
      Cash paid for income taxes                                       $ 79,648     $ 55,464
                                                                       ========     ========

Supplemental schedule of non-cash investing and financing activities
      Fair value of assets acquired, excluding cash                    $113,492     $ 14,868
      Less:
      Cash paid                                                          54,314        6,981
      Promissory notes issued                                                --        5,000
                                                                       --------     --------
      Liabilities assumed                                              $ 59,178     $  2,887
                                                                       ========     ========

      Fair market value of restricted stock grants                     $  1,501
                                                                       ========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information for January 1, 2000 and December 26, 1998 is unaudited)

1   Basis of Presentation

      (a) Unaudited Interim Financial Statements

            The accompanying unaudited consolidated financial statements include the results of operations of Polo Ralph Lauren Corporation and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

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

            Operating results for the three months and nine months ended January 1, 2000 and December 26, 1998 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with the Company's fiscal 1999 audited consolidated financial statements.

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

      (b) Comprehensive Income

            For the three and nine months ended January 1, 2000, comprehensive income was as follows:

                                                     Three Months    Nine Months
                                                       January 1,    January 1,
                                                          2000          2000

Net income                                              $ 32,268      $111,727

Other comprehensive income, net of taxes:
   Foreign currency translation adjustments                2,425         2,425
                                                        --------      --------

Comprehensive income                                    $ 34,693      $114,152
                                                        ========      ========

            Income tax expense related to foreign currency translation adjustments was $1.7 million in the three and nine months ended January 1, 2000, respectively.

            For the three and nine months ended December 26, 1998, comprehensive income was equal to net income.

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

      (d) Recently Issued Pronouncements

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

3 Inventories

                                                   January 1,           April 3,
                                                      2000                1999

Raw materials                                       $ 14,304            $ 17,675
Work-in-process                                        8,940               8,545
Finished goods                                       319,966             350,640
                                                    --------            --------

                                                    $343,210            $376,860
                                                    ========            ========

            Merchandise inventories of $196.1 million at April 3, 1999 were valued utilizing the retail method and are included in finished goods.

4 Restructuring Charge

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

            In connection with the implementation of the Restructuring Plan, the Company recorded a pre-tax restructuring charge of $58.6 million in its fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity through January 1, 2000 were as follows:

                                                              Lease and
                                Severance and   Asset         Contract
                                Termination     Write         Termination    Other           Total
                                Benefits        Downs         Costs          Costs
1999 provision .............    $ 15,277       $ 17,788       $ 24,665       $    830       $ 58,560
1999 activity ..............      (3,318)       (17,788)        (1,112)          (105)       (22,323)
                                --------       --------       --------       --------       --------
Balance at April 3, 1999 ...      11,959             --         23,553            725         36,237

2000 activity ..............      (3,557)            --        (16,344)          (250)       (20,151)
                                --------       --------       --------       --------       --------

Balance at January 1, 2000 .    $  8,402       $     --       $  7,209       $    475       $ 16,086
                                ========       ========       ========       ========       ========

            Total severance and termination benefits as a result of the Restructuring Plan relate to approximately 280 employees, 223 of which have been terminated through January 2000. Total cash outlays related to the Restructuring Plan are expected to be approximately $39.5 million, $19.7 million of which was paid in the nine months ended January 1, 2000. The Company expects to substantially complete the implementation of the Restructuring Plan in fiscal 2000.

5 Segment Reporting

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

            The Company's net revenues and income from operations for the three and nine months ended January 1, 2000 and December 26, 1998 and total assets as of January 1, 2000 and April 3, 1999 by segment were as follows:

                                                     Three Months Ended
                                             January 1,            December 26,
                                                2000                   1998
Net revenues:
   Wholesale                                 $  197,831             $  193,233
   Retail                                       256,727                205,133
   Licensing                                     55,741                 49,164
                                             ----------             ----------
                                             $  510,299             $  447,530
                                             ==========             ==========

Income from operations:
   Wholesale                                 $   12,100             $    2,207
   Retail                                        12,684                 16,440
   Licensing                                     33,100                 25,213
                                             ----------             ----------
                                             $   57,884             $   43,860
                                             ==========             ==========

                                                     Nine Months Ended
                                             January 1,            December 26,
                                                2000                   1998
Net revenues:
   Wholesale                                 $  643,125             $  605,231
   Retail                                       670,535                521,931
   Licensing                                    174,945                153,951
                                             ----------             ----------
                                             $1,488,605             $1,281,113
                                             ==========             ==========

                                                     Nine Months Ended
                                             January 1,            December 26,
                                                2000                   1998

Income from operations:
   Wholesale                                 $   49,539             $   31,500
   Retail                                        42,431                 48,040
   Licensing                                    106,199                 86,900
                                             ----------             ----------
                                                198,169                166,440
   Add: Cumulative effect of change
     in accounting principle before taxes         6,696                     --
                                             ----------             ----------
                                             $  204,865             $  166,440
                                             ==========             ==========

                                             January 1,              April 3,
                                                2000                   1999
Segment assets:
   Wholesale                                 $  296,902             $  376,154
   Retail                                       532,321                424,203
   Licensing                                     82,663                 73,389
   Corporate                                    507,765                230,838
                                             ----------             ----------
                                             $1,419,651             $1,104,584
                                             ==========             ==========

            A substantial portion of the Company's net revenues and income from operations are derived from, and identifiable assets are located in, the United States.

6 Borrowings

            On November 22, 1999, the Company issued euro 275.0 million of 6.125 per cent Notes (the "Eurobonds") due November 2006 (the "Eurobond Offering"). The Eurobonds are listed on the London Stock Exchange. The net proceeds from the Eurobond Offering were $274.4 million based on current exchange rates. A portion of the net proceeds from the issuance was used to pay down existing debt under the Company's credit facilities while the remaining proceeds were used to complete the acquisition discussed in Note 7 below. Interest on the Eurobonds is payable annually.

7 Subsequent Events

            On January 6, 2000, the Company completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates ("Poloco"), which hold licenses to sell in Europe men's and boys' Polo apparel, the men's and women's Polo Jeans business, and certain Polo accessories. In addition to the wholesale business, included in the acquisition is a Polo store in Paris and six outlet stores located in France, the United Kingdom and Austria. Poloco had revenues of approximately $180.0 million for calendar year 1998. The Company acquired Poloco for an aggregate cash consideration of approximately $210.0 million, plus the assumption of approximately $30 million in short-term debt. The Company used a portion of the net proceeds from the Eurobond Offering to finance this acquisition. The acquisition will be accounted for as a purchase from the effective date of the transaction.

            On February 7, 2000, the Company announced the formation of Ralph Lauren Media, LLC ("RL Media"), a joint venture between the Company and NBC and certain affiliated companies. RL Media was created to bring the Company's American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media will be owned 50% by the Company, 25% by NBC, 12.5% by ValueVision International, Inc. ("ValueVision"), 10% by NBC Internet, Inc. ("NBCi") and 2.5% by CNBC.com. In exchange for its 50% interest, the Company will provide marketing through its annual print advertising campaign, make its merchandise available at initial cost of inventory, provide customer service via its full-price retail stores and handle excess inventory through its outlet stores. NBC will contribute $110.0 million of television and online advertising on NBC and CNBC.com properties. NBCi will contribute $40.0 million in online distribution and promotion and ValueVision will contribute a cash funding commitment up to $50.0 million. Under the arrangement, the Company will not absorb any losses from the joint venture up to the first $50.0 million incurred and will share proportionately in the net income or losses thereafter. Additionally, the Company will receive a royalty on the sale of its products by RL Media based on specified percentages of net sales over a predetermined threshold, subject to certain limitations. RL Media's managing board will have equal representation from the Company and NBC, including its affiliated companies.

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

in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing and the possible adverse impact of changes in import restrictions; risks related to the Company's ability to establish and protect its trademarks and other proprietary rights; risks related to fluctuations in foreign currency affecting the Company's foreign subsidiaries' and foreign licensees' results of operations and the relative prices at which the Company and foreign competitors sell their products in the same market and the Company's operating and manufacturing costs outside of the United States; and, risks associated with the Company's control by Lauren family members and the anti-takeover effect of multiple classes of stock. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

      The following discussion provides information and analysis of the Company's results of operations for the three and nine months ended January 1, 2000 compared to December 26, 1998. The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three and nine months ended January 1, 2000 and December 26, 1998:

                                                    Jan. 1, 2000            Dec. 26, 1998

                                                  Three       Nine        Three       Nine
                                                  Months     Months       Months      Months
Net sales ..................................       88.8%       87.9%       88.4%       87.1%

Licensing revenue ..........................       10.9        11.8        11.0        12.0

Other income ...............................        0.3         0.3         0.6         0.9
                                                  -----       -----       -----       -----

Net revenues ...............................      100.0       100.0       100.0       100.0
                                                  -----       -----       -----       -----

Gross profit ...............................       46.9        48.8        46.2        48.7

Selling, general and administrative expenses       35.6        35.0        36.4        35.7
                                                  -----       -----       -----       -----

Income from operations .....................       11.3        13.8         9.8        13.0

Interest expense ...........................        0.7         0.6         0.2         0.1
                                                  -----       -----       -----       -----

Income before income taxes and
  change in accounting .....................       10.6%       13.2%        9.6%       12.9%
                                                  =====       =====       =====       =====

Three Months Ended January 1, 2000 Compared to Three Months Ended December 26, 1998

      Net Sales. Net sales increased 14.6% to $453.0 million in the three months ended January 1, 2000 from $395.4 million in the three months ended December 26, 1998. Wholesale net sales increased 3.1% to $196.3 million in the three months ended January 1, 2000 from $190.3 million in the corresponding period of fiscal 1999. Wholesale growth primarily reflects increased unit sales of existing Polo and Collection brand products offset by a decline in average selling prices resulting from changes in product mix and increased promotions. Retail sales increased by 25.2% to $256.7 million in the three months ended January 1, 2000 from $205.1 million in the corresponding period in fiscal 1999. This increase is primarily attributable to the $65.0 million benefit from the following: (a) new store openings in fiscal 2000 (11 Polo full-price and 13 outlet stores, net of store closures); (b) new store openings in the second half of fiscal 1999; and
(c) 70 Club Monaco stores acquired in the quarter ended July 3, 1999. Although the Company's stores remain highly productive, comparable store sales decreased by 8.1%. Comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, declined due to a promotionally driven retail environment, an inadequate supply of leading product categories and the effects of a mature and challenging outlet store environment. The Company anticipates that some of these factors affecting its retail operations will continue for the foreseeable future. At January 1, 2000, the Company operated 44 Polo full-price stores, 112 outlet stores and 72 Club Monaco stores.

      Licensing Revenue. Licensing revenue increased 13.4% to $55.7 million in the three months ended January 1, 2000 from $49.2 million in the corresponding period of fiscal 1999. This increase is primarily attributable to overall increases in sales of existing licensed products, particularly Lauren, Polo Jeans and Chaps.

      Gross Profit. Gross profit as a percentage of net revenues increased to 46.9% in the three months ended January 1, 2000 from 46.2% in the corresponding period of fiscal 1999. This increase was mainly attributable to a higher concentration of retail sales to net revenues in the current period as a result of the acquisition of Club Monaco in fiscal 2000.

      Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues decreased to 35.6% in the three months ended January 1, 2000 from 36.4% of net revenues in the corresponding period of fiscal 1999. This decrease in SG&A expenses as a percentage of net revenues was primarily due to expense leveraging achieved with the Company's revenue growth.

      Interest Expense. Interest expense increased to $3.4 million in the quarter ended January 1, 2000 from $1.1 million in the comparable period in fiscal 1999. This increase was primarily due to a higher level of borrowings incurred to fund the acquisitions of Club Monaco and Poloco.

Nine Months Ended January 1, 2000 Compared to Nine Months Ended December 26,
1998

      Net Sales. Net sales increased 17.2% to $1.3 billion in the nine months ended January 1, 2000 from $1.1 billion in the nine months ended December 26, 1998. Wholesale net sales increased 7.3% to $637.5 million in the nine months ended January 1, 2000 from $594.1 million in the corresponding period of fiscal 1999. Wholesale growth primarily reflects increased unit sales of existing Polo and Collection brand products and the timing of shipments to retailers. These unit increases were partially offset by a decline in average selling prices resulting from changes in product mix. Retail sales increased by 28.5% to $670.5 million in the nine months ended January 1, 2000 from $521.9 million in the corresponding period in fiscal 1999. This increase is primarily attributable to the $172.9 million benefit from the following: (a) new store openings in fiscal 2000 (11 Polo full-price and 13 outlet stores, net of store closures); (b) new store openings in the second half of fiscal 1999; and (c) 70 Club Monaco stores acquired in the quarter ended July 3, 1999. Although the Company's stores remain highly productive, comparable store sales decreased by 5.4%. The decline was due to a promotionally driven retail environment, an inadequate supply of leading product categories and the effects of a mature and challenging outlet store environment.

      Licensing Revenue. Licensing revenue increased 13.6% to $174.9 million in the nine months ended January 1, 2000 from $154.0 million in the corresponding period of fiscal 1999. This increase is primarily attributable to overall general increases in sales of existing licensed products, particularly Lauren, Polo Jeans and Home Collection.

      Gross Profit. Gross profit as a percentage of net revenues increased slightly to 48.8% in the nine months ended January 1, 2000 from 48.7% in the corresponding period of fiscal 1999. This increase was mainly attributable to a higher concentration of retail sales to net revenues in the current period as a result of the acquisition of Club Monaco in fiscal 2000.

      Selling, General and Administrative Expenses. SG&A expenses as a percentage of net revenues decreased to 35.0% in the nine months ended January 1, 2000 from 35.7% of net revenues in the corresponding period of fiscal 1999. This improvement in SG&A expenses as a percentage of net revenues was primarily due to expense leveraging achieved with the Company's revenue growth.

      Interest Expense. Interest expense increased to $9.6 million in the nine months ended January 1, 2000 from $1.1 million in the comparable period in fiscal 1999. This increase was due to a higher level of borrowings incurred during the current period to fund the acquisitions of Club Monaco and Poloco.

Liquidity and Capital Resources

      The Company's capital requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations and credit facilities.

      Net cash provided by operating activities increased to $233.8 million in the nine months ended January 1, 2000 from $42.3 million in the comparable period in fiscal 1999. This improvement was driven by favorable changes in inventories as the Company implemented a strategic initiative in its fourth fiscal quarter of 1999 to reduce inventory levels and move excess product. This improvement was also impacted by favorable changes in accounts receivable and general expenses due to timing (i.e., customer remittances and vendor payments). Net cash used in investing activities decreased to $100.9 million in the nine months ended January 1, 2000 from $103.7 million in the comparable period in fiscal 1999. This decrease principally reflects a decline in capital expenditures in the nine months ended January 1, 2000. Net cash provided by financing activities increased to $171.0 million in the nine months ended January 1, 2000 from $23.7 million in the comparable period in fiscal 1999. This increase primarily reflects the proceeds received by the Company in connection with the Eurobond Offering offset by the use of a portion of these proceeds to repay outstanding indebtedness under the Credit Facilities.

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

      On November 22, 1999, the Company issued euro 275.0 million of 6.125 per cent Notes (the "Eurobonds") due November 2006 (the "Eurobond Offering"). The Eurobonds are listed on the London Stock Exchange. The net proceeds from the Eurobond Offering were $274.4 million based on current exchange rates. A portion of the net proceeds from the issuance was used to pay down existing debt under the Company's Credit Facilities while the remaining proceeds were used to complete the acquisition of Poloco, as discussed further below. Interest on the Eurobonds is payable annually.

      As of January 1, 2000, the Company had $25.0 million outstanding in direct borrowings and $80.0 million outstanding under the Term Loan and was contingently liable for $32.9 million in outstanding letters of credit under the Credit Facilities. Additionally, the Company had $276.7 million outstanding in Eurobonds. The weighted average interest rate on outstanding borrowings was 6.0% at January 1, 2000.

      Capital expenditures were $88.6 million and $95.0 million in the nine months ended January 1, 2000 and December 26, 1998, respectively. Capital expenditures primarily reflect costs associated with the following: (i) the Company's expansion of its distribution facilities; (ii) the shop-within-shops development program which includes new shops, renovations and expansions; (iii) the expansion of the Company's retail concept and outlet stores; and (iv) the Company's information systems. The Company plans to invest approximately $130.0 million, net of landlord incentives, over the current fiscal year for the aforementioned projects and other capital projects.

      In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan will be made from time to time in the open market over a two-year period which commenced April 1, 1998. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of January 1, 2000, the Company had repurchased 1,711,177 shares of its Class A Common Stock at an aggregate cost of $36.8 million.

      On January 6, 2000, the Company completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates ("Poloco"), which hold licenses to sell in Europe men's and boys' Polo apparel, the men's and women's Polo Jeans business, and certain Polo accessories. In addition to the wholesale business, included in the acquisition is a Polo store in Paris and six outlet stores located in France, the United Kingdom and Austria. Poloco had revenues of approximately $180.0 million for calendar year 1998. The acquisition is expected to be accretive to earnings beginning in fiscal year 2001. The Company acquired Poloco for an aggregate cash consideration of approximately $210.0 million, plus the assumption of approximately $30.0 million in short-term debt. The Company used a portion of the net proceeds from the Eurobond Offering to finance this acquisition.

      On February 7, 2000, the Company announced the formation of Ralph Lauren Media, LLC ("RL Media"), a joint venture between the Company and NBC and certain affiliated companies. RL Media was created to bring the Company's American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media will be owned 50% by the Company, 25% by NBC, 12.5% by ValueVision International, Inc. ("ValueVision"), 10% by NBC Internet, Inc. ("NBCi") and 2.5% by CNBC.com. In exchange for its 50% interest, the Company will provide marketing through its annual print advertising campaign, make its merchandise available at initial cost of inventory, provide customer service via its full-price retail stores and handle excess inventory through its outlet stores. NBC will contribute $110.0 million of television and online advertising on NBC and CNBC.com properties. NBCi will contribute $40.0 million in online distribution and promotion and ValueVision will contribute a cash funding commitment up to $50.0 million. Under the arrangement, the Company will not absorb any losses from the joint venture up to the first $50.0 million incurred and will share proportionately in the net income or losses thereafter. Additionally, the Company will receive a royalty on the sale of its products by RL Media based on specified percentages of net sales over a predetermined threshold, subject to certain limitations. RL Media's managing board will have equal representation from the Company and NBC, including its affiliated companies.

      Management believes that cash from ongoing operations and funds available under the Credit Facilities and from the Eurobond Offering will be sufficient to satisfy the Company's current level of operations, the Restructuring Plan, capital requirements, stock repurchase program, the acquisition of Poloco and other corporate activities for the next 12 months. Additionally, the Company does not currently intend to pay dividends on its Common Stock in the next 12 months.

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

Exchange Rates

      Inventory purchases from contract manufacturers in the Far East are primarily denominated in U.S. dollars; however, purchase prices for the Company's products may be affected by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods sold in the future. During the last two years, exchange rate fluctuations have not had a material impact on the Company's inventory cost. Additionally, certain international licensing revenue and the results of operations of foreign subsidiaries could be materially affected by currency fluctuations. From time to time, the Company hedges certain exposures to foreign currency exchange rate changes arising in the ordinary course of business.

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

Year 2000 Compliance Update

      The Company has reviewed its operations relating to Year 2000 issues. Remediation and testing are complete for both information technology ("IT") and non-IT systems that required attention and resources to be Year 2000 compliant. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the Company, including those relating to third parties with whom the Company has material business relationships (such as customers, licensees, transportation carriers, utility and other general service providers), have been resolved. To date, the Company has not experienced any significant disruptions in its operations relating to Year 2000 issues. The Company has a contingency plan in place to mitigate the potential effects, if any, that may arise.

      The costs to address the Company's Year 2000 issues were approximately $5.3 million. Substantially all of these costs had been incurred as of January 1, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The Company is a defendant in a purported national class action lawsuit filed in the Delaware Supreme Court in July 1997. The plaintiff has brought the action allegedly on behalf of a class of persons who purchased products at the Company's outlet stores throughout the United States at any time since July 15, 1991. The complaint alleges that advertising and marketing practices used by the Company in connection with the sales of its products at its outlet stores violate guidelines established by the Federal Trade Commission and the consumer protection statutes of Delaware and other states with statutes similar to Delaware's Consumer Fraud Act and Delaware's Consumer Contracts Act. The lawsuit seeks, on behalf of the class, compensatory and punitive damages as well as attorneys' fees. The Company answered the complaint and filed a motion for judgment on the pleadings. At a hearing on that motion on March 5, 1999, the Court ruled that the plaintiff must file an amended complaint within 30 days in order to avoid dismissal. The plaintiff filed an amended complaint, essentially containing the same allegations as the initial complaint, which the Company answered on April 26, 1999. On August 5, 1999, the Company again filed a motion for judgment on the pleadings and, on September 3, 1999, the plaintiff filed a brief in opposition to such motion for judgment. On November 19, 1999, the Company and the plaintiff entered into a Stipulation and Agreement of Compromise, Settlement and Agreement, none of the provisions of which are expected to have a material adverse impact on the business and financial condition of the Company. By February 1, 2000, notice of the settlement was published in a publication of national circulation and mailed to persons listed on the Company's outlet customer list. A hearing will be held on April 18, 2000 to determine the fairness of the settlement to class members and to approve the settlement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See the sections entitled "Liquidity and Capital Resources" and "Exchange Rates" in Item 2 above, which sections are incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

      On November 22, 1999, the Company issued euro 275 million of 6.125 per cent Notes due November 2006. The Eurobonds were offered outside the United States in reliance on Regulation S under the Securities Act of 1933, as amended, through a group of managers led by Goldman Sachs International. The Eurobonds are listed on the London Stock Exchange.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits--

      10.1 Fiscal and Paying Agency Agreement dated November 22, 1999 among Polo Ralph Lauren Corporation, its subsidiary guarantors and The Bank of New York, as fiscal and principal paying agent.

      27.1  Financial Data Schedule

(b)   Reports on Form 8-K--

            The Company filed one current report on Form 8-K on January 10, 2000 with respect to Item 2 - Acquisition or Disposition of Assets in connection with the stock and asset purchase by the Company of Poloco, S.A.S. and certain of its affiliates from S.A Louis Dreyfus et Cie, a company organized under the laws of France, on January 6, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    POLO RALPH LAUREN CORPORATION


Date: February 15, 2000             By: /s/ Nancy A. Platoni Poli
                                    Nancy A. Platoni Poli
                                    Senior Vice President and
                                       Chief Financial Officer
                                    (Principal Financial and Accounting Officer)