Form 10-K405
period 2000-04-01
POLO RALPH LAUREN CORP
filed 2000-06-27
CIK 1037038

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

                     FOR THE FISCAL YEAR ENDED APRIL 1, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        COMMISSION FILE NUMBER 001-13057

                          POLO RALPH LAUREN CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                            13-2622036
    (State or other jurisdiction of                        (IRS Employer Identification
     incorporation or organization)                                    No.)



 650 MADISON AVENUE, NEW YORK, NEW YORK                                10022
(Address of principal executive offices)                            (Zip Code)

              212-318-7000




           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



        TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE
                                                              ON WHICH REGISTERED
Class A Common Stock, $.01 par value                        New York Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $432,098,660 at June 22, 2000.

At June 22, 2000, 31,046,947 shares of the registrant's Class A Common Stock, $.01 par value, and 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                             DOCUMENT                                        WHERE INCORPORATED
                             --------                                        ------------------

              Proxy Statement for Annual Meeting of                               Part III
             Stockholders to be held August 17, 2000

                                     PART I

ITEM 1.  BUSINESS.

     Unless the context requires otherwise, references to the "Company" or to "Polo" are to Polo Ralph Lauren Corporation and its subsidiaries. Due to the collaborative and ongoing nature of the Company's relationships with its licensees, such licensees are referred to in this Form 10-K as "licensing partners" and the relationships between the Company and such licensees are referred to as "licensing alliances." Notwithstanding these references, however, the legal relationship between the Company and its licensees is one of licensor and licensee, and not one of partnership.

     Polo is a leader in the design, marketing and distribution of premium lifestyle products. For more than 30 years, Polo's reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. The Company's brand names, which include "Polo," "Polo by Ralph Lauren," "Ralph Lauren Purple Label," "Polo Sport," "Ralph Lauren," "RALPH," "Lauren," "Polo Jeans Co.," "RL," "Chaps" and "Club Monaco," among others, constitute one of the world's most widely recognized families of consumer brands. Directed by Ralph Lauren, the internationally renowned designer, the Company believes it has influenced the manner in which people dress and live in contemporary society, reflecting an American perspective and lifestyle uniquely associated with Polo and Ralph Lauren.

     Polo combines its consumer insight and design, marketing and imaging skills to offer, along with its licensing partners, broad lifestyle product collections in four categories: apparel, home, accessories and fragrance. Apparel products include extensive collections of menswear, womenswear and children's clothing. The Ralph Lauren Home Collection offers coordinated products for the home, including bedding and bath products, interior decor, furniture and tabletop and gift items. Accessories encompass a broad range of products such as footwear, eyewear, jewelry and leather goods (including handbags and luggage). Fragrance and skin care products are sold under the Company's Polo, Lauren, Romance, Safari and Polo Sport brands, among others.

     On May 3, 1999, the Company completed its acquisition of Club Monaco Corp. Founded in 1985, Club Monaco is an international specialty retailer of casual apparel and other accessories for men, women and children under the "Club Monaco" brand name and a number of associated trademarks.

     On January 6, 2000, the Company completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates ("Poloco"), which hold licenses to sell in Europe men's and boys' Polo apparel, men's and women's Polo Jeans apparel and certain Polo accessories. In addition to acquiring Poloco's Wholesale business, the Company acquired from Poloco one flagship store located on Place de Madeleine in Paris and six outlet stores located in France, the United Kingdom and Austria. In addition, Poloco sublicenses various of its rights under its license with Polo with companies in the Middle East and Israel. The Company will consolidate the results of operations of Poloco commencing in fiscal 2001. For purposes of the following description of Polo's business, the activities of Poloco are not included.

     On February 7, 2000, the Company announced the formation of Ralph Lauren Media, LLC ("RL Media"), a joint venture between the Company and NBC and certain affiliated companies. RL Media was created to bring the Company's American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media will be owned 50% by the Company, 25% by NBC, 12.5% by Value Vision International, Inc. ("ValueVision"), 10% by NBC Internet, Inc. ("NBCi") and 2.5% by CNBC.com. In exchange for its 50% interest, the Company will provide marketing through its annual print advertising campaign, make its merchandise available at initial cost of inventory, and handle excess inventory through its outlet stores, among other things. NBC will contribute $110.0 million of television and online advertising on NBC and CNBC.com properties. NBCi will contribute $40.0 million in online distribution and promotion and ValueVision will contribute a cash funding commitment of up to $50.0 million. Under the arrangement, the Company will not absorb any losses from the joint venture up to the first $50.0 million incurred and will share proportionately in the net income or losses thereafter. Additionally, the Company will receive a royalty on the sale of its products by RL Media based on specified percentages of net sales over a predetermined threshold, subject to certain limitations. RL Media's managing board has equal representation from the Company and NBC, including its affiliated companies.

     RL Media's premier initiative will be Polo.com, an internet web site dedicated to the American lifestyle that will include original content, commerce and a strong community component. Polo.com is expected to launch in the third quarter of fiscal 2001 and will initially include an assortment of men's women's and children's products across the Ralph Lauren family of brands as well as unique gift items.

OPERATIONS

     Polo's business consists of three integrated operations: wholesale, retail and licensing. Each is driven by the Company's guiding philosophy of style, innovation and quality.

     Details of the Company's net revenues are shown in the table below.

                                          FISCAL YEAR
                            2000(1)            1999           1998
                          ----------       ----------       ----------
                                         (IN THOUSANDS)
Wholesale net sales       $  878,395       $  845,704       $  733,065
Retail sales                 833,980          659,352          570,751
                          ----------       ----------       ----------
  Net sales                1,712,375        1,505,056        1,303,816
Licensing revenue            236,302          208,009          167,119
Other income                   6,851           13,794            9,609
                          ----------       ----------       ----------

Net revenues              $1,955,528       $1,726,859       $1,480,544
                          ==========       ==========       ==========

(1) On May 3, 1999, a wholly owned subsidiary of the Company completed its acquisition of Club Monaco. The Company has consolidated the operations of Club Monaco in its financial statements from the effective date of the transaction.

WHOLESALE

     Polo's wholesale business is divided into two groups: Polo Brands and Ralph Lauren Collection Brands. In both of these wholesale groups, the Company offers several discrete brand offerings. Each collection is directed by teams consisting of design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts. In addition, Polo's subsidiary, Club Monaco, operates a cosmetics business, Club Monaco Cosmetics, which in addition to distributing its products through Club Monaco stores, sells its products to domestic and international specialty stores.

POLO BRANDS

     The Polo Brands Group sources, markets and distributes products under the Polo by Ralph Lauren and Polo Sport men's brands, the Ralph Lauren Polo Sport women's brand and the RLX Polo Sport and Polo Golf brands for men and women.

     POLO BY RALPH LAUREN. The Polo by Ralph Lauren menswear collection is a complete men's wardrobe consisting of products related by theme, style, color and fabric. Polo by Ralph Lauren menswear is generally priced at a range of price points within the men's premium ready-to-wear apparel market. This collection is currently sold through approximately 2,200 department store, specialty store and Polo store doors in the United States, including approximately 1,500 department store shop-within-shops.

     POLO SPORT. The Polo Sport collection of men's activewear and sportswear is designed to meet the growing consumer demand for apparel for the active lifestyle. Polo Sport is offered at a range of price points generally consistent with prices for the Polo by Ralph Lauren line, and is distributed through the same channels as Polo by

Ralph Lauren.

     RALPH LAUREN POLO SPORT. Similar to its menswear counterpart, the Ralph Lauren Polo Sport collection for women includes activewear, as well as weekend sportswear. The Ralph Lauren Polo Sport collection is currently carried by approximately 420 doors in the United States, including approximately 180 shop-within-shops, and sells at a wide range of bridge prices.

     RLX POLO SPORT. Introduced in Spring 1999, the RLX Polo Sport collection of menswear and womenswear consists of functional sport and outdoor apparel for running, cross-training, skiing, snowboarding and cycling. RLX Polo Sport is presently sold in the United States through approximately 430 athletic specialty stores, in addition to limited department and Polo stores, at price points competitive with those charged by other authentic sports apparel companies.

     POLO GOLF. The Polo Golf collection of men's and women's golf apparel is targeted at the golf and resort markets. Price points are similar to those charged for products in the Polo Sport line. The Polo Golf collection is presently sold in the United States through approximately 2,150 leading golf clubs, pro shops and resorts, in addition to department, specialty and Polo stores.

COLLECTION BRANDS

     The Collection Brands Group sources, markets and distributes products under the Women's Ralph Lauren Collection and Ralph Lauren Black Label brands and the Men's Ralph Lauren/Purple Label Collection Brand.

     RALPH LAUREN COLLECTION AND RALPH LAUREN BLACK LABEL. The Ralph Lauren Collection, sold under the Purple Label (the "Collection"), expresses the Company's up-to-the-moment fashion vision for women. Ralph Lauren Black Label includes timeless versions of the Company's most successful Collection styles, as well as newly-designed classic signature styles that are timeless. Collection and Black Label are offered for limited distribution to premier fashion retailers and through Polo stores. Price points are at the upper end or luxury ranges. The lines are currently sold by the Company through 95 doors in the United States by the Company and over 245 international doors by the Company and its licensing partners.

     RALPH LAUREN/PURPLE LABEL COLLECTION. In Fall 1995, the Company introduced its Purple Label Collection of men's tailored clothing and, in Fall 1997, to complement the tailored clothing line, the Company launched its Purple Label sportswear line. Purple Label Collection tailored clothing is manufactured and distributed by a licensee, and dress shirts and ties and sportswear are sourced and distributed by the Company. The Purple Label Collection is sold through a limited number of premier fashion retailers, currently through approximately 60 doors in the United States and 13 internationally.

CLUB MONACO COSMETICS

     Capturing a modern spirit of beauty, Club Monaco Cosmetics' easy-to-apply and easy-to-wear line of neutral and fashion colors was launched in 1996. The line consists of makeup and makeup accessories and skin treatments. Club Monaco Cosmetics are sold through Club Monaco retail stores and currently through approximately 50 specialty store doors.

DOMESTIC CUSTOMERS AND SERVICE

     GENERAL. Consistent with the appeal and distinctive image of its products and brands, the Company sells its menswear, womenswear and home furnishings products primarily to leading upscale department stores, specialty stores, golf and pro shops and Polo stores located throughout the United States, which have the reputation and merchandising expertise required for the effective presentation of Polo products. See " -- Licensing Alliances - Home Collection."

     The Company's wholesale and home furnishings products are distributed through the primary distribution channels in the United States listed in the table below. In addition, the Company also sells excess and out-of-season products through secondary distribution channels.



                                                  APPROXIMATE NUMBER OF
                                                DOORS AS OF APRIL 1, 2000
                                ----------------------------------------------------------
                                                           CLUB MONACO
                                POLO BRANDS  COLLECTION     COSMETICS      HOME COLLECTION
                                               BRANDS
                                -----------  ----------    ------------    ---------------
Department Stores .......           1,750       85              --              1,500
Specialty Stores ........             845       32              50                 20
Polo Stores .............              35       30              --                 21
Golf & Pro Shops ........           2,150       --              --                 --


     Department stores represent the largest customer group of each wholesale group and of Home Collection. Major department store customers include Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company. During fiscal 2000, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company accounted for 22.9%, 22.2% and 19.5%, respectively, of the Company's wholesale net sales.

     Collection and Polo Brands and Home Collection products are primarily sold through their respective sales forces aggregating approximately 176 salespersons employed by Polo. The Polo Brands Group maintains its primary showroom at Polo's New York City executive headquarters. Regional showrooms for Polo Brands are located in Atlanta, Chicago, Dallas and Los Angeles. An independent sales representative promotes sales to U.S. military exchanges. The Collection Brands Group and Home Collection division maintain their primary showrooms in New York City. Regional sales representatives for the Home Collection are located in the Company's showrooms in Atlanta, Chicago, Dallas and Los Angeles. The Company also operates a separate tabletop showroom in New York City. The Club Monaco Cosmetics showroom is located in Toronto.

     SHOP-WITHIN-SHOPS. As a critical element of its distribution to department stores, the Company and its licensing partners utilize shop-within-shops to enhance brand recognition, permit more complete merchandising of the Company's lines and differentiate the presentation of products. The Company intends to add approximately 55 shop-within-shops and refurbish approximately 620 shop-within-shops in fiscal 2001. At April 1, 2000, department store customers in the United States had installed over 2,300 shop-within-shops dedicated to the Company's products and over 2,300 shop-within-shops dedicated to Polo's licensed products.

The size of Polo shop-within-shops (excluding significantly larger shop-within-shops in key department store locations) typically ranges from approximately 1,000 to 1,500 square feet for Polo Brands, from approximately 800 to 1,200 square feet for Collection Brands, and from approximately 800 to 1,200 square feet for home furnishings. The Company estimates that, in total, approximately 2.1 million square feet of department store space in the United States is dedicated to Polo shop-within-shops. In addition to shop-within-shops, the Company utilizes exclusively fixtured areas in department stores.

     BASIC STOCK REPLENISHMENT PROGRAM. Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through Polo's basic stock replenishment programs. For customers who reorder basic products, Polo generally ships these products within one to five days of order receipt. These products accounted for approximately 13% of wholesale net sales in fiscal 2000. The Company has also implemented a seasonal quick response program to allow replenishment of products which can be ordered for only a portion of each year. Certain Home Collection licensing partners also offer a basic stock replenishment program which includes towels, bedding and tabletop products. Basic stock products accounted for approximately 75% of net sales of Home Collection licensing partners in fiscal 2000.

DIRECT RETAILING

     The Company operates retail stores dedicated to the sale of its products. Located in prime retail areas, the Company's 110 full-price stores operate under the Polo Ralph Lauren, Polo Sport, Polo Jeans Co., Polo Ralph Lauren Children, Club Monaco and Club Monaco Everyday names. The Company's 116 outlet stores are generally located in outlet malls and operate under the Polo Ralph Lauren Factory Store, Polo Jeans Co. Factory Store, Lauren Ralph Lauren Factory Store and Club Monaco Outlet names.

     In addition to its own retail operations, as of April 1, 2000 the Company had granted licenses to independent parties to operate four stores in the United States and 111 stores internationally. The Company receives the proceeds from the sale of its products, which are included in wholesale net sales, to these stores and also receives royalties, which are included in licensing revenue, from its licensing partners who sell to these stores. The Company generally does not receive any other compensation from these licensed store operators. See "- Licensing Alliances."

FULL-PRICE STORES

     In addition to generating sales of the Company's products, full-price stores set, reinforce and capitalize on the image of the Company's brands. Polo's five flagship stores, consisting of its two flagship stores located on Madison Avenue in New York City, one flagship store located on Rodeo Drive in Beverly Hills, one flagship store located on Michigan Avenue in Chicago and one flagship store located on New Bond Street in London, showcase Polo products and demonstrate Polo's most refined merchandising techniques. In addition to its flagship stores, Polo operates 105 other full-price stores. Ranging in size from approximately 2,000 to over 20,000 square feet, the non-flagship stores are situated in upscale regional malls and major high street locations generally in large urban markets. In aggregate, the Company operates

22 Polo Ralph Lauren stores, four Polo Sport stores, five flagship stores, thirteen Polo Jeans Co. stores, one Polo Ralph Lauren Children's store and 65 Club Monaco stores. Stores are generally leased for initial periods ranging from five to fifteen years with renewal options.

     In fiscal 2000, the Company acquired from its licensees Polo Ralph Lauren stores in Vail and Aspen, Colorado and Ft. Lauderdale, Florida. In addition, Polo Jeans Co. stores were opened in Mission Viejo, California, Orlando, Florida, Glendale, California, Burlingame, California, Miami, Florida, McLean, Virginia, Bellevue, Washington and Beverly Hills, California. Polo Concept stores were opened in the Soho District of New York City and South Beach, Miami, Florida. Club Monaco stores were opened in Washington, DC and Troy, Michigan and Club Monaco Everyday stores were opened in Montreal, Quebec and Toronto, Ontario. Polo converted its Polo Ralph Lauren store in Roosevelt Field, New York, to a Polo Jeans Co. store and converted Polo Ralph Lauren stores in Boston, Massachusetts, Troy, Michigan and London to Polo Concept stores. In fiscal 2001, the Company plans to convert one Polo Jeans Co. store and one Polo Ralph Lauren store to Polo Concept stores. In addition, the Company plans to open approximately eight new Club Monaco stores (net of anticipated store closings).

     The Company is party to a joint venture agreement with a nonaffiliated partner to acquire real property in New York City. The Company and its partner are discussing possible development concepts for such location. Concurrent with the signing of the agreement, the Company made an initial contribution for its 50% interest in the joint venture in the amount of $5.0 million. The Company has a second joint venture with this nonaffiliated partner, which entered into a long-term lease of a building located in the Soho District of New York City, where the Polo Sport Store that opened in fiscal 2000 is located.

OUTLET STORES

     Polo extends its reach to additional consumer groups through its 82 Polo Ralph Lauren Factory Stores, 26 Polo Jeans Co. Factory Stores, two Lauren Ralph Lauren Factory Stores and six Club Monaco Outlet Stores. Polo Ralph Lauren Factory Stores offer selections of the Company's menswear, womenswear, children's apparel, accessories, home furnishings and fragrances. Ranging in size from 5,000 to 20,000 square feet, with an average of approximately 8,500 square feet, the stores are principally located in major outlet centers in 31 states and Puerto Rico. Polo Jeans Co. Factory Stores carry all classifications within the Polo Jeans Co. line, including denim, knit and woven tops, sweaters, outerwear, casual bottoms and accessories. Polo Jeans Co. Factory Stores range in size from 3,000 to 5,000 square feet, with an average of 3,750 square feet, and are principally located in major outlet centers in 21 states. Lauren Ralph Lauren Factory Stores offer both basic key items and fashion items from the Lauren line with coordinated accessories. Ranging in size from 3,500 to 4,000 square feet, with an average of 3,700 square feet, the Lauren Ralph Lauren Factory Stores are located in major outlet centers in two states. Club Monaco Outlet Stores range in size from 4,500 to 18,500 square feet, with an average of 9,600 square feet and offer basic and fashion Club Monaco items.

     Outlet stores purchase products from Polo, its licensing partners and its suppliers and from Polo stores in the United States. Outlet stores purchase products from Polo generally at cost and from Polo's domestic product licensing partners and Polo stores at negotiated prices. Outlet stores also source basic products and styles directly from the Company's suppliers. During fiscal 2000, the outlet stores purchased approximately 29%, 42% and 29% of products from the Company, licensing partners and other suppliers, respectively.

     The Company plans to add approximately 17 new outlet stores (net of anticipated store closings) over the next three years, including approximately four factory outlet concept stores (net of anticipated store closings).

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

     Product and international licensing partners are granted the right to manufacture and sell at wholesale specified products under one or more of Polo's trademarks. International licensing partners produce and source products independently and in conjunction with the Company and its product licensing partners. As compensation for the Company's contributions under these agreements, each licensing partner pays royalties to the Company based upon its sales of Polo Ralph Lauren products, subject generally, to payment of a minimum royalty. With the exception of Home Collection licenses, these payments generally range from five to eight percent of the licensing partners' sales of the licensed products. See "- Home Collection" for a description of royalty arrangements for Home Collection products. In addition, licensing partners are required to allocate between two and four percent of their sales to advertise Polo products. Larger allocations are required in connection with launches of new products or in new territories.

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

     As of April 1, 2000 Polo had 20 product and 10 international licensing partners. A substantial portion of the Company's net income is derived from licensing revenue received from its licensing partners. The Company's largest licensing partners by licensing revenue, Jones Apparel Group, Inc., WestPoint Stevens, Inc., and Seibu Department Stores, Ltd., accounted for 27.6%, 11.1% and 10.7%, respectively, of licensing revenue in fiscal 2000.

PRODUCT LICENSING ALLIANCES

     As of April 1, 2000 Polo had agreements with 20 product licensing partners relating to men's and women's sportswear, men's tailored clothing, children's apparel, personalwear, accessories and fragrances. The products offered by the Company's product licensing partners are listed below.

   LICENSING PARTNER                          LICENSED PRODUCT CATEGORY
   -----------------                          -------------------------
   Warnaco, Inc.                              Men's Chaps Sportswear

   Authentic Fitness Products, Inc.           Women's & Girls' Swimwear
   (a subsidiary of Warnaco, Inc.)

   Jones Apparel Group, Inc.                  Women's Lauren Better Sportswear

   Sun Apparel, Inc.                          Men's & Women's Polo Jeans Co. Casual
   (a subsidiary of Jones Apparel Group,        Apparel & Sportswear
   Inc.)

   Chester Barrie, Ltd.                       Men's Purple Label Tailored Clothing

   Corneliani S.p.A.                          Men's Polo Tailored Clothing

   Peerless Inc.                              Men's Chaps and Lauren Tailored Clothing

   S. Schwab Company, Inc.                    Children's Apparel

   Sara Lee Corporation                       Men's, Women's  & Children's  Personal Wear
                                              Apparel

   Ralph Lauren Footwear, Inc. (a             Men's & Women's Dress,
   subsidiary of Reebok International Ltd.)    Casual and Performance Athletic Footwear

   Wathne, Inc.                               Handbags & Luggage

   Hot Sox, Inc.                              Men's, Women's, Boys' and Girls' Hosiery

   New Campaign, Inc.                         Belts & other Small Leather Goods

   Echo Scarves, Inc.                         Scarves for Men & Women and Gloves for Women

   Carolee, Inc.                              Jewelry

   Swany, Inc.                                Men's Gloves

   L'Oreal S.A./Cosmair, Inc.                 Men's & Women's Fragrances and Skin Care Products

   Safilo USA, Inc.                           Eyewear

   D'Orell Inc.                               Club Monaco Eyewear

   Plum Traders, Inc.                         Club Monaco Men's & Women's Jewelry

RALPH LAUREN HOME

     In conjunction with its licensing partners, Polo offers an extensive collection of home products which both draw upon, and add to, the design themes of the Company's other product lines, contributing to Polo's complete lifestyle concept. Products are sold under the Ralph Lauren Home brands in three primary categories: bedding and bath, home decor and home improvement.

     In addition to developing the Home Collection, Polo acts as sales and marketing agent for its domestic Home licensing partners. Together with its nine domestic home product licensing partners, representatives of the Company's design, merchandising, product development and sales staffs collaborate to conceive, develop and merchandise the various products as a complete home furnishing collection. Polo's personnel market and sell the products to domestic customers and certain international accounts. Polo's licensing partners, many of which are leaders in their particular product category, manufacture, own the inventory and ship the products. As compared to its other licensing alliances, Polo performs a broader range of services for its Home licensing partners, which, in addition to sales and marketing, include operating showrooms and incurring advertising expenses. Consequently, Polo receives a higher royalty rate from its Home licensing partners typically ranging from 15% to 20%. Home licensing alliances generally have three to five-year terms and often grant the licensee conditional renewal options.

     Ralph Lauren Home products are positioned at the upper tiers of their respective markets and are offered at a range of price levels.

     The Company's home furnishings products generally are distributed through department stores, specialty home furnishings stores, interior design showrooms, customer direct mail catalogs and home centers. As with its other products, the use of shop-within-shops is central to the Company's distribution strategy. Certain licensing partners, including those selling furniture, wall coverings, blankets, bed pillows, tabletop, flatware, home fragrance and paint, also sell their products directly through their own staffs to reach additional customer markets.

The home furnishings products offered by the Company and its domestic licensing partners are listed below:

             CATEGORY              PRODUCT                                                      LICENSING PARTNER
             --------              -------                                                      -----------------
             Bedding and Bath      Towels, sheets, pillowcases and                              WestPoint Stevens, Inc.
                                   matching bedding accessories

                                   Blankets, bed pillows, down comforters and                   Pillowtex Corporation
                                   other decorative bedding accessories
                                   excluding those matched to sheets, and bath
                                   rugs

             Home Decor            Fabric and wallpaper                                         P. Kaufmann, Inc

                                   Upholstered furniture                                        Henredon Furniture
                                   Occasional and casegoods                                     Industries, Inc.

                                   Sterling, silverplate and                                    Reed and Barton
                                   stainless steel flatware and picture frames                  Corporation

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

                                   Placemats, tablecloths, napkins                              Designers Collection,
                                                                                                Inc.

             Home Improvement      Broadloom carpets and area rugs                              Mohawk Carpet Corporation

                                   Interior paints, special                                     The Sherwin-Williams
                                   finishes, and paint applications                             Company


     The Company's three most significant Home licensing partners based on aggregate licensing revenue paid to the Company are WestPoint Stevens, Inc., Pillowtex Corporation and Henredon Furniture Industries, Inc. WestPoint Stevens, Inc. accounted for approximately 50% of Ralph Lauren Home licensing revenue in fiscal 2000.

INTERNATIONAL LICENSING ALLIANCES

     The Company believes that international markets offer additional opportunities for Polo's quintessential American designs and lifestyle image and is committed to the global development of its businesses. International expansion opportunities may include the roll out of new products and brands following their launch in the U.S., the introduction of additional product lines, the entrance into new international markets and the addition of Polo stores in these markets. For example, following the successful launch of Polo Jeans Co. in the U.S. in Fall 1996, the Company launched the line in Canada, the U.K., Germany, Spain, Japan, Israel, Hong Kong, Singapore and Taiwan. Polo works with its ten international licensing partners to facilitate this international expansion. International licensing partners also operate stores, including 69 Polo Ralph Lauren stores, five Polo Sport stores, 11 Polo Jeans Co. stores, one Polo Ralph Lauren Children's store, five Polo outlets and 20 Club Monaco stores.

     In fiscal 2000, the Company added five new Polo Ralph Lauren stores in international markets, including two in Australia, and one in each of Hong Kong, Mexico and Japan. In addition, in fiscal 2000, one new Polo Jeans Co. store was added in each of St. Martin, Mexico and Hong Kong and two factory outlets in Australia. Additional stores are planned to open in fiscal 2001 including one Polo Ralph Lauren store in Chile, one Polo Jeans Co. store in Australia and one Polo Jeans Co. and two factory outlets in Korea.

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

     The most significant international licensing partners by royalties in fiscal 2000 were Seibu Department Stores, Ltd., which oversees distribution of virtually all of the Company's products in Japan and L'Oreal S.A., which distributes fragrances and toiletries outside of the United States. Had the Company not acquired Poloco during fiscal 2000, Poloco would have been the third most significant international licensing partner by royalties in fiscal 2000. The Company's ability to maintain and increase royalties under foreign licenses is dependent upon certain factors not within the Company's control, including fluctuating currency rates, currency controls, withholding requirements levied on royalty payments, governmental restrictions on royalty rates, political instability and local market conditions. See "-- Certain Risks."

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

     All Polo Ralph Lauren products are designed by or under the direction of Mr. Ralph Lauren and the Company's design staff, which is divided into five departments: Menswear, Womenswear, Children's, Accessories and Home Collection. Club Monaco's design staff is located in Toronto and New York and is divided into four teams: Menswear, Womenswear (casual and urban), CMX and Home.

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

     The Company creates the distinctive image advertising for all Polo Ralph Lauren products, conveying the particular message of each brand within the context of Polo's core themes. Advertisements generally portray a lifestyle rather than a specific item and often include a variety of Polo products offered by both the Company and its licensing partners. Polo's primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the Fall and Spring retail seasons with additions throughout the year to coincide with product deliveries. In addition to print, certain product categories utilize television and outdoor media in their marketing programs.

     The Company's licensing partners contribute a percentage (usually between three and four percent) of their sales of Polo products for advertising. The Company directly coordinates advertising placement for domestic product licensing partners. During fiscal 2000, Polo and its licensing partners collectively spent more than $187.9 million worldwide to advertise and promote Polo products.

     Polo conducts a variety of public relations activities. Each of the Spring and Fall womenswear collections is introduced at major fashion shows in New York which generate extensive domestic and international media coverage. Each of the Spring and Fall menswear collections is introduced at presentations organized for the fashion press. In addition, Polo organizes in-store appearances by its models and sponsors professional golfers, snowboarders, triathletes and sports teams.

SOURCING, PRODUCTION AND QUALITY

     The Company's apparel products are produced for the Company by approximately 310 different manufacturers worldwide. The Company contracts for the manufacture of its products and does not own or operate any production facilities. During fiscal 2000, approximately 34% (by dollar volume) of men's and women's products were produced in the United States and its territories and approximately 66% (by dollar volume) of such products were produced in Hong Kong, Canada and other foreign countries. Two manufacturers engaged by the Company each accounted for approximately 12% and 8% of the Company's total production during fiscal 2000. The primary production facilities of these two manufacturers are located in: Hong Kong and Saipan, in the case of the manufacturer that accounted for approximately 12% of the Company's total production during fiscal 2000; and in Hong Kong, in the case of the manufacturer that accounted for approximately 8% of the Company's total production during fiscal 2000. No other manufacturer accounted for more than five percent of the Company's total production in fiscal 2000.

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

DISTRIBUTION

     To facilitate distribution, men's products are shipped from manufacturers to the Company's distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. The Company's distribution/customer service facility is designed to allow for high density cube storage and utilizes bar code technology to provide inventory management and carton controls. Additionally, product traffic management is coordinated from this facility. During fiscal 2000, womenswear distribution was provided by a "pick and pack" facility under a warehousing distribution agreement with an unaffiliated third party. This agreement provides that the warehouse distributor will perform storage, quality control and shipping services for the Company. In return, the Company must pay the warehouse distributor a per unit rate and special processing charges for services such as ticketing, bagging and steaming. The initial term of this agreement is through December 1, 2000 and is thereafter renewable annually. Outlet store distribution and warehousing is principally handled through the Greensboro distribution center as well as satellite facilities also located in North Carolina. Polo store distribution is provided by the facility in Greensboro, North Carolina and a facility in New Jersey which services the Company's stores in New York City and East Hampton, New York. During fiscal 2001 the Company plans to complete a significant expansion of its Greensboro facility to handle increased volume and reduce reliance upon satellite facilities. Club Monaco utilizes third party distribution facilities in Mississauga, Ontario and Los Angeles, California. The Company's licensing partners are responsible for the distribution of licensed products, including Home Collection products. The Company continually evaluates the adequacy of its warehousing and distribution facilities.

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

CREDIT CONTROL

     The Company manages its own credit and collection functions. The Company sells its merchandise primarily to major department stores across the United States and extends credit based on an evaluation of the customer's financial condition, usually without requiring collateral. The Company monitors credit levels and the financial condition of its customers on a continuing basis to minimize credit risk. The Company does not factor its accounts receivables or maintain credit insurance to manage the risks of bad debts. The Company's bad debt write-offs were less than 1% of net revenues for fiscal 2000.

BACKLOG

     The Company generally receives wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. At April 1, 2000, Summer and Fall backlog was $426.9 million and $16.8 million, as compared to $379.4 million and $21.1 million at April 3, 1999 for Polo Brands and Collection

Brands, respectively. The Company's backlog depends upon a number of factors, including the timing of the market weeks for its particular lines, during which a significant percentage of the Company's orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

TRADEMARKS

     The Company is the owner of the "Polo," "Ralph Lauren" and the famous polo player astride a horse trademarks in the United States. Additional trademarks owned by the Company include, among others, "Chaps," "Polo Sport," "Lauren/Ralph Lauren," "RALPH," "RRL," "Club Monaco" and certain trademarks pertaining to fragrances and cosmetics. In connection with the adoption of the "RRL" trademarks by the Company, pursuant to an agreement with the Company, Mr. Lauren retained the royalty-free right to use as trademarks "Ralph Lauren," "Double RL" and "RRL" in perpetuity in connection with, among other things, beef and living animals. The trademarks "Double RL" and "RRL" are currently used by the Double RL Company, an entity wholly owned by Mr. Lauren. In addition, Mr. Lauren engages in personal projects involving non-Company related film or theatrical productions through RRL Productions, Inc., a Company wholly owned by Mr. Lauren.

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

     Two agreements by which the Company resolved conflicts with third-party owners of other trademarks impose current restrictions or monetary obligations on the Company. In one, the Company reached an agreement with a third party which owned competing registrations in numerous European and South American countries for the trademark "Polo" and a symbol of a polo player astride a horse. By virtue of the agreement, Polo has acquired that third party's portfolio of trademark registrations, in consideration of the payment (capped as set forth below) of 30% of the Company's

European and Mexican royalties and 50% of its South American royalties (solely in respect of the Company's use of trademarks which include "Polo" and the polo player symbol, and not, for example, "Ralph Lauren" alone, "Lauren/Ralph Lauren," "RRL," etc.). Remittances to this third party are not reflected in licensing revenue in the Company's financial statements and will cease no later than 2008, or sooner, when the remittances with respect to Europe and Mexico to this third party aggregate $15.0 million. As of April 1, 2000, the Company has paid approximately $14.6 million to this third party. The Company's obligation to share royalties with respect to Central and South America and parts of the Caribbean expires in 2013, but the Company also has the right to terminate this obligation at any time by paying $3.0 million. The second agreement was reached with a third party which owned conflicting registrations of the trademarks "Polo" and a polo player astride a horse in the U.K., Hong Kong, and South Africa. Pursuant to the agreement, the third party retains the right to use its "Polo" and polo player symbol marks in South Africa and certain other African countries, and the Company agreed to restrict use of those Polo marks in those countries to fragrances and cosmetics (as to which the Company's use is unlimited) and to the use of the Ralph (polo player symbol) Lauren mark on women's and girls' apparel and accessories. By agreeing to those restrictions, the Company secured the unlimited right to use its trademarks (without payment of any kind) in the United Kingdom and Hong Kong, and the third party is prohibited from distributing products under those trademarks in those countries.

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

     The Company from time to time reviews its possible entry into new markets, either through internal development activities or through acquisitions. The entry into new markets (including the development and launch of new product categories), such as the Company's entry into the technical sportswear market, and the acquisition of businesses, such as the Company's acquisition of Club Monaco Inc. and Poloco, is accompanied by risks inherent in any new business venture and may require methods of operations and market strategies different from those employed in the Company's other businesses. Certain new businesses may be lower margin businesses and may require the Company to achieve significant cost efficiencies. In addition, new markets may involve buyers, store customers and/or competitors different from the Company's historical buyers, customers and competitors. Furthermore, the Company's acquisition of other businesses entails the normal risks inherent in such transactions, including without limitation, possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel, and/or systems of the acquired entity; risks that projected or satisfactory level of sales, profits and/or return on investment will not be generated; risks that expenditures required for capital items or working capital will be higher than anticipated; risks involving the Company's ability to retain and appropriately motivate key personnel of the acquired business; and risks associated with unanticipated events and unknown or uncertain liabilities.

EMPLOYEES

     As of April 1, 2000, the Company had approximately 9,500 employees, including 7,100 in the United States and 2,400 in foreign countries. Approximately 30 of the Company's United States production and distribution employees in the womenswear business are members of the Union of Needletrades, Industrial & Textile Employees under an industry association collective bargaining agreement which the Company's womenswear subsidiary has adopted. This contract was extended to May 31, 2001. The Company considers its relations with both its union and non-union employees to be good.

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


                                                                            APPROXIMATE                CURRENT LEASE
                    LOCATION                    USE                            SQ. FT.                TERM EXPIRATION
                    --------                    ---                         -----------               ---------------


                 650 Madison Avenue, NYC      Executive,                       206,000              December 31, 2009
                                              corporate office
                                              and design
                                              studio, Polo
                                              Brand showrooms

                 Lyndhurst, N.J.              Corporate and                    162,000              February 28, 2008
                                              retail
                                              administrative
                                              offices

                 Winston-Salem, N.C.          Distribution                     115,000              June 30, 2000


                 750 North Michigan Avenue,   Direct retail and                 36,000              November 15, 2017
                 Chicago, IL                  restaurant


                 867 Madison Avenue, NYC      Direct retail                     27,000              December 31, 2004


                 1-5 New Bond Street, London  Direct retail and                 29,000              July 4, 2021
                                              corporate and
                                              retail
                                              administrative
                                              offices


     The leases for the Company's non-retail facilities (approximately 58 in all) provide for aggregate annual rentals of $19.7 million in fiscal 2000. The Company anticipates that it will be able to extend those leases which expire in the near future on terms satisfactory to the Company or, if necessary, locate substitute facilities on acceptable terms.

     As of April 1, 2000, the Company operated 45 Polo stores, 110 outlet stores and 71 Club Monaco stores in leased premises. Aggregate annual rentals for retail space by the Company in fiscal 2000 totaled approximately $48.7 million. The Company anticipates that it will be able to extend those leases which expire in the near future on satisfactory terms or to relocate to more desirable locations.

     The Company believes that its existing facilities are well maintained and in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a defendant in a purported national class action lawsuit filed in the Delaware Supreme Court in July 1997. The plaintiff has brought the action allegedly on behalf of a class of persons who purchased products at the Company's outlet stores throughout the United States at any time since July 15, 1991. The complaint alleges that advertising and marketing practices used by the Company in connection with the sale of its products at its outlet stores violate guidelines established by the Federal Trade Commission and the consumer protection statutes of Delaware and other states with statutes similar to Delaware's Consumer Fraud Act and Delaware's Consumer Contracts Act. The lawsuit seeks, on behalf of the class, compensatory and punitive damages as well as attorneys' fees. The Company answered the complaint and filed a motion for judgment on the pleadings. At a hearing on that motion on March 5, 1999, the Court ruled that the plaintiff must file an amended complaint within 30 days in order to avoid dismissal. The plaintiff filed an amended complaint, essentially containing the same allegations as the initial complaint, which the Company answered on April 26, 1999. On August 5, 1999, the Company again filed a motion for judgment on the pleadings and, on September 3, 1999, the plaintiff filed a brief in opposition to such motion for judgment. On November 19, 1999, the Company and the plaintiff entered into a Stipulation and Agreement of Compromise, Settlement and Agreement in which the Company denies all allegations in the amended complaint. None of the provisions in the proposed settlement will have a material adverse impact on the business and financial condition of the Company. On January 10, 2000, the Court granted preliminary approval to the proposed settlement. Following the preliminary approval of the proposed settlement by the Court, plaintiffs' counsel conducted informal discovery (by interviewing Company employees) regarding several of Polo's practices. By February 1, 2000, notice of the settlement was published in a publication of national circulation and mailed to persons listed on the Company's outlet stores' customer list. On April 18, 2000, the Court signed the Final Judgment and Order Approving Settlement.

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that source apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various Federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising and seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal court for the Central District of California and subsequently transferred to the United States District Court for the District of Hawaii, is brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the Federal civil RICO statute, Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. Although the Company was not named as a defendant in these suits, the Company sources products in Saipan, and counsel for the plaintiffs in these actions informed the Company that it was a potential defendant in these or similar actions. The Company has since entered into an agreement to settle any claims for nonmaterial consideration. The settlement agreement is subject to court approval. The Company has denied any liability and is not at this preliminary stage in a position to evaluate the likelihood of a favorable or unfavorable outcome if the settlement is not approved and litigation proceeds against the Company.

     As part of the settlement, the Company has since been named as a defendant, along with certain other apparel companies in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., in the San Francisco County Superior Court, and in a Federal Court action styled Doe I. et al. v. Brylane, L.P., et al. in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Court actions but do not include RICO and certain of the other claims alleged in those actions. The newly filed actions against the Company are expected to remain inactive unless settlement is not finally approved by the Federal Court.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended April 1, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol "RL." The following table sets forth the high and low closing sales prices for each quarterly period from June 11, 1997 (i.e., the day the Class A Common Stock was priced in Polo's initial public offering) through April 1, 2000, as reported on the New York Stock Exchange Composite Tape. The Company did not declare any cash dividends during fiscal 1998, fiscal 1999 or fiscal 2000 on its Common Stock other than dividends declared in fiscal 1998 in the amount of $27.4 million and paid to holders of Class B Common Stock and Class C Common Stock in connection with the Company's reorganization just prior to its initial public offering.



                                                Market Price of
                                             Class A Common Stock
                                             --------------------
                                            HIGH               LOW
                                            ----               ---
Fiscal 2000:
First Quarter                              $ 24.625        $   18.5
Second Quarter                              20.5625            17.5
Third Quarter                                 20.25          16.375
Fourth Quarter                                20.25         14.0625

Fiscal 1999:
First Quarter                              $  31.00        $26.9375
Second Quarter                              29.6875         20.1250
Third Quarter                               24.0000          16.000
Fourth Quarter                              24.8750         18.1250

Fiscal 1998:
First Quarter (since June 11, 1997)        $ 32.375        $     26
Second Quarter                              28.0625         23.0625
Third Quarter                                 28.75         22.3125
Fourth Quarter                              30.8125         21.9375

     The Company anticipates that all of its earnings in the foreseeable future will be retained to finance the continued growth and expansion of its business and has no current intention to pay cash dividends on its Common Stock.

     As of June 22, 2000, there were approximately 1,228 record holders of Class A Common Stock, four record holders of Class B Common Stock and five record holders of Class C Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected historical financial data presented below as of and for each of the fiscal years in the five-year period ended April 1, 2000 have been derived from the Company's audited Consolidated Financial Statements. The following table also includes unaudited pro forma data for fiscal 1998, which give effect to the reorganization and the initial public offering as if they had occurred on March 30, 1997. The financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and Notes thereto and other financial data included elsewhere herein.

                                                                            FISCAL YEAR ENDED
                                                                            -----------------

                                    APRIL 1,           APRIL 3,        MARCH 28,          MARCH 29,         MARCH 30,
                                     2000               1999             1998               1997              1996
                                   ----------        ----------        ----------        ----------        ----------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENTS OF INCOME:
Net sales .................        $1,712,375        $1,505,056        $1,303,816        $1,043,330        $  909,720
Licensing revenue .........           236,302           208,009           167,119           137,113           110,153
Other income ..............             6,851            13,794             9,609             7,774             6,210
                                   ----------        ----------        ----------        ----------        ----------
Net revenues ..............         1,955,528         1,726,859         1,480,544         1,188,217         1,026,083
Cost of goods sold ........         1,002,390           904,586           759,988           652,000           586,273
                                   ----------        ----------        ----------        ----------        ----------
Gross profit ..............           953,138           822,273           720,556           536,217           439,810
Selling, general and
administrative expenses ...           689,227           608,128           520,801           378,854           312,690
Restructuring charge ......                --            58,560                --                --                --
                                   ----------        ----------        ----------        ----------        ----------
Income from operations ....           263,911           155,585           199,755           157,363           127,120
Interest expense ..........            15,025             2,759               159            13,660            16,287
Equity in net loss of
  joint venture  ..........                --                --                --             3,599             1,101
                                   ----------        ----------        ----------        ----------        ----------
Income before income taxes
and change in accounting              248,886           152,826           199,596           140,104           109,732
principle ...................
Provision for income taxes ..         101,422            62,276            52,025            22,804            10,925
                                   ----------        ----------        ----------        ----------        ----------
Income before change in
accounting principle ......           147,464            90,550           147,571        $  117,300            98,807
Cumulative effect of change
in accounting principle,
net .......................             3,967                --
                                   ----------        ----------
Net income ................        $  143,497        $   90,550        $  147,571        $  117,300        $   98,807
                                   ==========        ==========        ==========        ==========        ==========
Basic and Diluted ...............
Income per share before
change in accounting
principle .......................  $     1.49        $     0.91
Cumulative effect of change
in accounting principle, net
per share .......................        0.04                --
                                   ----------        ----------

Net income per share ............  $     1.45        $     0.91
                                   ==========        ==========
Common shares outstanding -
Basic ...........................  98,926,993        99,813,328
                                   ==========        ==========
Common shares outstanding -
Diluted .........................   99,035,781        99,972,152
                                    ==========        ==========
PRO FORMA DATA (UNAUDITED) (1):
Historical income before                                           $    199,596
taxes ...................................................
Pro forma adjustments other than income
taxes ...................................................                 3,162
                                                                      ----------

Pro forma income before income taxes ....................               202,758

Pro forma provision for income taxes ....................                82,631
                                                                      ----------

Net income ..............................................         $     120,127
                                                                   ============
Net income per share
Basic and Diluted .......................................         $        1.20
                                                                   ============
Common shares outstanding
Basic and Diluted .....................................           $ 100,222,444
                                                                   ============


                                       APRIL 1,            APRIL 1,           MARCH 28,           MARCH 29,            MARCH 30,
                                         2000                 1999              1998                1997                1996
                                     ----------          ----------          ----------          ----------          ----------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ........             $  446,663          $  331,482          $  354,206          $  209,038          $  262,844
Inventories ............                390,953             376,860             298,485             222,147             269,113
Total assets ...........              1,620,562           1,104,584             825,130             588,758             563,673
Total debt .............                428,838             159,717                 337             140,900             199,645
Stockholders' equity and partners'
capital ................                772,437             658,905             584,326             260,685             237,653

(1) The pro forma data presents the effects on the historical financial statement of certain transactions as if they had occurred at the beginning of the period. This data reflects adjustments for: (i) income taxes based upon pro forma pre-tax income as if the Company had been subject to additional Federal, state and local income taxes calculated using a pro forma effective tax rate of approximately 40.8%; and (ii) the reduction of interest expense resulting from the application of the net proceeds from the initial public offering to outstanding indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto which are included herein. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest March 31. Accordingly, fiscal years 2000, 1999, 1998, 1997 and 1996 ended on April 1, 2000, April 3, 1999, March 28, 1998, March 29, 1997 and
March 30, 1996, respectively. Fiscal 1999 reflects a 53-week period.

     Certain statements in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "we believe," "is or remains optimistic," "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which the Company operates, including the Company's ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and its ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to the Company's ability to implement its growth strategies; risks associated with the Company's entry into new markets either through internal development activities or through acquisitions; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers' inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations and sourcing and the possible adverse impact of changes in import restrictions; risks related to the Company's ability to establish and protect its trademarks and other proprietary rights; risks related to fluctuations in foreign currency affecting the Company's foreign subsidiaries' and foreign licensees' results of operations and the relative prices at which the Company and foreign competitors sell their products in the same market and the Company's operating and manufacturing costs outside of the United States; and, risks associated with the Company's control by Lauren family members and the anti-takeover effect of multiple classes of stock. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

     The Company began operations in 1968 as a designer and marketer of premium quality men's clothing and sportswear. Since inception, the Company, through internal operations and in conjunction with its licensing partners, has grown through increased sales of existing product lines, the introduction of new brands and products, expansion into international markets, development of its retail operations and acquisitions. Over the last five years, net revenues have grown to approximately $1.96 billion in fiscal 2000 from approximately $1.03 billion in fiscal 1996, while income from operations has grown to approximately $263.9 million in fiscal 2000 from approximately $127.1 million in fiscal 1996. The Company's net revenues are generated from its three integrated operations: wholesale, retail and licensing. The following table sets forth net revenues for the last five fiscal years:

FISCAL YEAR
                                         2000               1999                1998                1997                1996
                                         ----               ----                ----                ----                ----
                                                                            (IN THOUSANDS)

Wholesale sales ...........          $  878,395          $  845,704          $  733,065          $  663,358          $  606,022

Retail sales (1) ..........             833,980             659,352             570,751             379,972             303,698
                                     ----------          ----------          ----------          ----------          ----------
Net sales .................           1,712,375           1,505,056           1,303,816           1,043,330             909,720
Licensing revenue .........             236,302             208,009             167,119             137,113             110,153
Other income ..............               6,851              13,794               9,609               7,774               6,210
                                     ----------          ----------          ----------          ----------          ------------
Net revenues ..............          $1,955,528          $1,726,859          $1,480,544          $1,188,217          $1,026,083
                                     ==========          ==========          ==========          ============       ============

(1) On May 3, 1999, a wholly owned subsidiary of the Company acquired all of the outstanding shares of Club Monaco Inc. ("Club Monaco"). The Company consolidated the operations of Club Monaco from the effective date of the transaction.

     Wholesale net sales result from the sale by the Company of men's and women's apparel to wholesale customers, principally to major department stores, specialty stores and non-Company operated Polo stores located throughout the United States. Net sales for the wholesale division increased to $878.4 million in fiscal 2000 from $606.0 million in fiscal 1996. This increase is primarily a result of growth in sales of the Company's existing Polo Brands' and Collection Brands' products and the introduction of new brands.

     Polo's retail sales are generated from sales at full price Polo stores, outlet stores and Club Monaco stores operated by the Company. Net sales for the retail division have grown to $834.0 million in fiscal 2000 from $303.7 million in fiscal 1996. This increase is primarily a result of the Company's expansion of its existing retail operations and growth through acquisitions. Since the beginning of fiscal 1996, the Company has added, net of store closings, 42 full price Polo stores, 56 outlet stores and 71 Club Monaco stores. This expansion reflects 21 full price Polo stores acquired in the fiscal 1997 acquisition of the 50% interest the Company did not own in Polo Retail Corporation and 70 freestanding Club Monaco stores (57 in Canada and 13 in the United States) acquired in fiscal 2000, as described further below. At April 1, 2000, the Company operated 45 Polo stores, 110 outlet stores and 71 Club Monaco stores.

     As noted above, on May 3, 1999, a wholly owned subsidiary of the Company completed its acquisition, through a tender offer and subsequent statutory compulsory acquisition, of all of the outstanding shares of Club Monaco, a corporation organized under the laws of the Province of Ontario, Canada. Founded in 1985, Club Monaco is an international specialty retailer of casual apparel and other accessories which are sold under the "Club Monaco" brand name and associated trademarks. In addition, Club Monaco franchises three freestanding stores in Canada, seven freestanding stores and 15 shop-within-shops in Japan and two freestanding stores and 29 shop-within-shops in Korea and other parts of Asia. Club Monaco has also granted licenses for the manufacture and distribution of silver jewelry and eyewear in Canada and the United States. The Company used the 1999 Credit Facility (as defined) to finance this acquisition. See "Liquidity and Capital Resources."

     Licensing revenue consists of royalties paid to the Company under its agreements with its licensing partners. In fiscal 2000, Product, International and Home Collection licensing alliances accounted for 54.4%, 22.4% and 23.2% of total licensing revenue, respectively. Through these alliances, Polo combines its core skills with the product or geographic competencies of its licensing partners to create and develop specific businesses. The growth of existing and development of new businesses under licensing alliances has resulted in an increase in licensing revenue to $236.3 million in fiscal 2000 from $110.2 million in fiscal 1996.

     On January 6, 2000, the Company completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates ("Poloco"), which hold licenses to sell men's and boys' Polo apparel, men's and women's Polo Jeans apparel, and certain Polo accessories in Europe. In addition to acquiring Poloco's wholesale business, the Company acquired one flagship store in Paris and six outlet stores located in France, the United Kingdom and Austria. Poloco had revenues of approximately $187.5 million in calendar year 1999. The Company used a portion of the net proceeds from the Eurobond Offering (as defined) to finance this acquisition. See "Liquidity and Capital Resources." The Company will consolidate the results of operations of Poloco commencing in fiscal 2001.

     On February 7, 2000, the Company announced the formation of Ralph Lauren Media, LLC ("RL Media"), a joint venture between the Company and National Broadcasting Company, Inc. ("NBC") and certain affiliated companies. RL Media was created to bring the Company's American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media will be owned 50% by the Company, 25% by NBC, 12.5% by ValueVision International, Inc. ("ValueVision"), 10% by NBC Internet, Inc. ("NBCi") and 2.5% by CNBC.com LLC ("CNBC.com"). In exchange for its 50% interest, the Company will provide marketing through its annual print advertising campaign, make its merchandise available at initial cost of inventory and handle excess inventory through its outlet stores, among other things. NBC will contribute $110.0 million of television and online advertising on NBC and CNBC.com properties. NBCi will contribute $40.0 million in online distribution and promotion and ValueVision will contribute a cash funding commitment up to $50.0 million. Under the arrangement, the Company will not absorb any losses from the joint venture up to the first $50.0 million incurred and will share proportionately in the net income or losses thereafter. Additionally, the Company will receive a royalty on the sale of its products by RL Media based on specified percentages of net sales over a predetermined threshold, subject to certain limitations. RL Media's managing board has equal representation from the Company and NBC, including its affiliated companies. The joint venture has been accounted for under the equity method from the effective date of the transaction.

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

     In an effort to improve the overall profitability of its retail operations, in fiscal 2000 the Company closed three Polo stores and three outlet stores that were not performing at an acceptable level. Additionally, the Company converted two Polo stores and five outlet stores to new concepts expected to be more productive. Costs associated with this aspect of the Restructuring Plan included lease and contract termination costs, store fixed asset (primarily leasehold improvements) and intangible asset write downs and severance and termination benefits.

     The Company's wholesale operations were realigned into two new operating units: Polo Brands and Collection Brands. Aspects of this realignment included:
(i) the reorganization of the sales force and retail development areas; (ii) the streamlining of the design and development process; and (iii) the consolidation of the customer service departments. Additionally, the Company integrated the sourcing and production of its Polo Brands, outlet store and licensees' products into one consolidated unit. Costs associated with the wholesale realignment consisted primarily of severance and termination benefits and lease termination costs.

     The Company's review of its corporate business functions and internal processes resulted in a new management structure designed to better align businesses with similar functions and the identification and elimination of duplicative processes. Costs associated with the corporate realignment consisted primarily of severance and termination benefits and lease termination costs.

         In connection with the implementation of the Restructuring Plan, the Company recorded a restructuring charge of $58.6 million on a pre-tax basis in its fourth quarter of fiscal 1999. The major components of the restructuring charge included lease and contract termination costs of $24.7 million, asset write downs of $17.8 million, severance and termination benefits of $15.3 million and other restructuring costs of $0.8 million. Total severance and termination benefits as a result of the Restructuring Plan related to approximately 280 employees, all of which have been terminated through May 2000. The Company has substantially completed the implementation of the Restructuring Plan as of April 1, 2000.

     In connection with the Company's growth strategies, the Company plans to introduce new products and brands and expand its retail operations. Implementation of these strategies may require significant investments for advertising, furniture and fixtures, infrastructure, design and additional inventory. Notwithstanding the Company's investment, there can be no assurance that its growth strategies will be successful.

RESULTS OF OPERATIONS

     The following discussion provides information and analysis of the Company's results of operations for fiscal 2000 as compared to fiscal 1999 and for fiscal 1999 as compared to fiscal 1998. As a result of the Company's initial public offering completed on June 17, 1997, and the use of a portion of the net proceeds therefrom to reduce outstanding indebtedness, the comparison of interest expense in fiscal 1999 to fiscal 1998 is not discussed below because such information is not meaningful. Additionally, the comparison of income taxes in fiscal 1999 to fiscal 1998 is not discussed below because the historical taxation of the Company is not meaningful with respect to periods preceding the reorganization.

     The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for fiscal 2000, fiscal 1999 and fiscal 1998:

                                                                     FISCAL YEAR
                                                               2000             1999             1998
                                                              ------           ------           ------
Netsales ..........................................            87.6%            87.2%            88.1%
Licensing revenue .................................            12.1             12.0             11.3
Other income ......................................             0.3              0.8              0.6
                                                              -----            -----            -----
Net revenues ......................................           100.0            100.0            100.0
                                                              -----            -----            -----
Gross profit ......................................            48.7             47.6             48.7
Selling, general and administrative expenses ......            35.2             35.2             35.2
Restructuring charge ..............................            --                3.4             --
                                                              -----            -----            -----
Income from operations ............................            13.5              9.0             13.5
Interest expense ..................................             0.8              0.2              0.0
                                                              -----            -----            -----
Income before income taxes and change in accounting
principle .........................................            12.7%             8.8%            13.5%
                                                               =====            =====            =====

FISCAL 2000 COMPARED TO FISCAL 1999

     NET SALES. Net sales increased 13.8% to $1.7 billion in fiscal 2000 from $1.5 billion in fiscal 1999. Wholesale net sales increased 3.9% to $878.4 million in fiscal 2000 from $845.7 million in fiscal 1999. Wholesale growth primarily reflects increased unit sales of existing Polo and Collection brand products. These unit increases were partially offset by a decline in average selling prices resulting from changes in product mix. Retail sales increased by 26.5% to $834.0 million in fiscal 2000 from $659.4 million in fiscal 1999. This increase is primarily attributable to the $209.9 million benefit from the following: (a) new store openings in fiscal 2000 (12 Polo full price and 11 outlet stores, net of store closures); (b) a full year impact of new stores opened in fiscal 1999; and (c) the acquisition of 70 Club Monaco stores in the quarter ended July 3, 1999. Although the Company's stores remain highly productive, comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased by 4.6%, excluding the unfavorable impact of a 53rd week in fiscal 1999. The decline was due to a promotionally driven retail environment, an inadequate inventory of leading products and the effects of a mature and challenging outlet store environment.

     LICENSING REVENUE. Licensing revenue increased 13.6% to $236.3 million in fiscal 2000 from $208.0 million in fiscal 1999. This increase is primarily attributable to increases in sales of existing licensed products, particularly Lauren, Polo Jeans and Home Collection.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.7% in fiscal 2000 from 47.6% in fiscal 1999. This increase was attributable to an increase in retail gross margins due to a higher concentration of retail sales to net revenues in the current period as a result of the acquisition of Club Monaco in fiscal 2000 and lower markdowns taken in fiscal 2000. Retail gross margins were negatively impacted by higher markdowns in fiscal 1999 as the Company implemented a strategic initiative in its fourth fiscal quarter of 1999 to reduce inventory levels and move excess product. Additionally, gross profit was favorably impacted by the increase in licensing revenue in fiscal 2000. Wholesale gross margins were consistent with prior years.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues were 35.2% in fiscal 2000 and fiscal 1999. Despite increases in depreciation expense from the shop-within-shop development program and start-up costs incurred with the expansion of the Company's retail operations, SG&A expenses as a percentage of net revenues were consistent with the prior period as the Company was able to achieve expense leveraging from revenue growth in fiscal 2000.

     INTEREST EXPENSE. Interest expense increased to $15.0 million in fiscal 2000 from $2.8 million in fiscal 1999. This increase was due to a higher level of borrowings incurred during the current period to fund the acquisitions of Club Monaco and Poloco.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased by $87.3 million to $608.1 million in fiscal 1999 from $520.8 million in fiscal 1998. The increase in SG&A expenses is principally due to increased volume-related expenses to support revenue growth, increased depreciation expense associated with the Company's shop-within-shops development program and start-up costs associated with the expansion of the Company's retail operations. Despite these increases, SG&A expenses as a percentage of net revenues remained constant at 35.2%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations and credit facilities.

     Net cash provided by operating activities increased to $242.7 million in fiscal 2000 from $38.5 million in fiscal 1999. This improvement was driven by favorable changes in inventories as the Company implemented a strategic initiative in its fourth fiscal quarter of 1999 to reduce inventory levels and move excess product. This improvement was also impacted by favorable changes in accounts payable due to timing of payments to vendors. Net cash used in investing activities increased to $318.3 million in fiscal 2000 from $196.2 million in fiscal 1999. This increase principally reflects cash used for the acquisition of Poloco offset by a decline in capital expenditures in fiscal 2000. Net cash provided by financing activities increased to $201.6 million in fiscal 2000 from $143.4 million in fiscal 1999. This increase primarily reflects the proceeds received by the Company in connection with the Eurobond Offering (as defined below) offset by the use of a portion of these proceeds to repay outstanding indebtedness under the Credit Facilities and to repurchase the Company's common stock in fiscal 2000.

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

     On November 22, 1999, the Company issued euro 275.0 million of 6.125 percent Notes (the "Eurobonds") due November 2006 (the "Eurobond Offering"). The Eurobonds are listed on the London Stock Exchange. The net proceeds from the Eurobond Offering were $281.5 million based on the foreign exchange rate on the issuance date. Interest on the Eurobonds is payable annually. A portion of the net proceeds from the issuance was used to pay down existing debt under the Company's Credit Facilities while the remaining proceeds were used to acquire Poloco. The Company acquired Poloco for an aggregate cash consideration of approximately $210.0 million, plus the assumption of approximately $10.0 million in short-term debt. As of April 1, 2000, the Company has paid 90.0% of the purchase price for Poloco and expects to pay the remaining 10.0%, or approximately $21.6 million, in its first quarter of fiscal 2001 in accordance with the terms of the agreement.

     As of April 1, 2000, the Company had $86.1 million outstanding in direct borrowings, $80.0 million outstanding under the Term Loan and $262.7 million outstanding in Eurobonds based on the year end exchange rate. The Company was also contingently liable for $46.8 million in outstanding letters of credit related to commitments for the purchase of inventory and in connection with its leases under the Credit Facilities. The weighted average interest rate on borrowings at April 1, 2000, was 6.3%.

     Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $27.2 million of which has been paid through April 1, 2000. The remaining obligations under the Restructuring Plan approximated $12.3 million at April 1, 2000 and primarily relate to severance and lease termination agreements.

     Capital expenditures were $122.0 million, $141.7 million and $63.1 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively. Capital expenditures primarily reflect costs associated with the following: (i) the Company's expansion of its distribution facilities; (ii) the shop-within-shops development program which includes new shops, renovations and expansions; (iii) the expansion of the Company's retail operations; and (iv) the Company's information systems. The Company plans to invest approximately $150.0 million, net of landlord incentives, over the next fiscal year primarily for its retail concepts, outlet and Club Monaco stores, its European expansion, the shop-within-shops development program, its information systems and other capital projects.

     In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan were made in the open market over the two-year period which commenced April 1, 1998. On March 2, 2000, the Board of Directors authorized a two-year extension to the stock repurchase program. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of April 1, 2000, the Company had repurchased 2,952,677 shares of its Class A Common Stock at an aggregate cost of $57.3 million.

     The Company extends credit to its customers, including those which have accounted for significant portions of its net revenues. The Company had three customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, which in aggregate constituted approximately 54.0% and 58.0% of trade accounts receivable outstanding at April 1, 2000 and April 3, 1999, respectively. Additionally, the Company had four licensing partners, Jones Apparel Group, Inc. ("Jones"), WestPoint Stevens, Inc. ("WPS"), Seibu Department Stores, Ltd. ("Seibu") and Warnaco, Inc., which in aggregate constituted approximately 58.0% and 55.0% of licensing revenue in fiscal 2000 and fiscal 1999, respectively. WPS, Seibu and Jones constituted, in aggregate, approximately 35.0% of licensing revenue in fiscal 1998. Accordingly, the Company may have significant exposure in collecting accounts receivable from its wholesale customers and licensees. The Company has credit policies and procedures which it uses to manage its credit risk.

     Management believes that cash from ongoing operations and funds available under the Credit Facilities and from the Eurobond Offering will be sufficient to satisfy the Company's current level of operations, the Restructuring Plan, capital requirements, stock repurchase program and other corporate activities for the next 12 months. The Company does not currently intend to pay dividends on its Common Stock in the next 12 months

SEASONALITY AND QUARTERLY FLUCTUATIONS

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

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." As a result, SFAS No. 133 is effective for the Company's first quarter of the fiscal year ending March 30, 2002, and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

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

     The costs to address the Company's Year 2000 issues were approximately $5.3 million. Substantially all of these costs had been incurred as of April 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. The Company manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. The policy of the Company allows for the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. The Company does not enter into derivative financial contracts for trading or other speculative purposes. The following quantitative disclosures were derived using quoted market prices and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms and maturities. The quantitative disclosures discussed below do not represent the maximum possible loss nor any expected loss that may occur since actual results may differ from those estimates.

FOREIGN CURRENCY EXCHANGE RATES

     Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. From time to time, the Company hedges exposures to foreign currency exchange rate fluctuations with forward foreign exchange contracts. With respect to foreign operations, substantially all of the Company's foreign subsidiaries operate in their respective functional currencies, limiting the Company's exchange risk on their operations. The Company's primary foreign currency exposures relate to its Eurobond debt and euro investments. The potential loss in value at April 1, 2000 on the Company's Eurobond debt and euro investments based on a hypothetical 10.0% adverse change in the euro rate would have been $26.3 million and $7.3 million, respectively. As of April 1, 2000, a hypothetical immediate 10.0% adverse change in the euro rate on the Eurobond debt and euro investments would have a $1.6 million and $0.3 million unfavorable impact, respectively, on the Company's earnings and cash flows in the fiscal year ending March 31, 2001.

INTEREST RATES

     The Company's primary interest rate exposure relates to its fixed and variable rate debt. The fair value of the Company's fixed Eurobond debt was $258.6 million based on its quoted market price as listed on the London Stock Exchange and using exchange rates in effect as of April 1, 2000. The potential loss in value at April 1, 2000 on the Company's fixed Eurobond debt based on a hypothetical 10.0% adverse change in the interest rate would have been $25.9 million. At April 1, 2000, the carrying value of amounts outstanding of $166.1 million under the Company's variable debt borrowing arrangements under the Credit Facilities approximated its fair value. The Company employs an interest rate hedging strategy utilizing swaps to effectively fix a portion of its interest rate exposure on its floating rate financing arrangements. At April 1, 2000, the Company had interest rate swap agreements with a notional amount of $100.0 million which fixed the interest rate on its variable rate debt at 5.5%. As of April 1, 2000, a hypothetical immediate 10.0% adverse change in interest rates relating to the Company's unhedged portion of its variable rate debt would have a $0.6 million unfavorable impact on the Company's earnings and cash flows in the fiscal year ending March 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The other information required to be included herein by Item 10 of Form 10-K will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders which will be filed within 120 days after the close of the Company's fiscal year ended April 1, 2000 and such information is incorporated herein by reference to such Proxy Statement.

    The following table sets forth certain information with respect to the directors and executive officers of the Company as of June 22, 2000.


         NAME                      AGE   POSITION
         ----                      ---   --------
         Ralph Lauren..........    60    Chairman, Chief Executive Officer and
                                         Director

         F. Lance Isham........    55    Vice Chairman and Director

         Roger N. Farah........    47    President, Chief Operating Officer and
                                         Director

         Richard A. Friedman...    42    Director

         Frank A. Bennack, Jr..    67    Director

         Joel L. Fleishman.....    66    Director

         Allen Questrom.......     60    Director

         Terry S. Semel........    57    Director

         Victor Cohen..........    46    Executive Vice President, General
                                         Counsel and Secretary

         Nancy A. Platoni Poli.    44    Senior Vice President and Chief
                                         Financial Officer

         Douglas L. Williams...    35    Group President, Global Business
                                         Development


     RALPH LAUREN has been a director of the Company since prior to the commencement of the Company's initial public offering and was a member of the Advisory Board or Board of Directors of the Company's predecessors since their organization. Mr. Lauren is the Company's Chairman and Chief Executive Officer. He founded Polo in 1968 and has provided leadership in the design, marketing, advertising and operational areas since such time.

     F. LANCE ISHAM has been Vice Chairman and a director of the Company since April 2000. He was President of the Company from November 1998 to April 2000, prior to which he served as Group President of the Menswear operations. Mr. Isham joined Polo in 1982, and has held a variety of sales positions in the Company including Executive Vice President of Sales and Merchandising.

     ROGER N. FARAH has been President, Chief Operating Officer and a director of the Company since April 2000. Mr. Farah was Chairman of the Board of Venator Group, Inc. from December 1994 until April 2000 and was Chief Executive Officer of Venator Group, Inc. from December 1994 until August 1999. Mr. Farah served as President and Chief Operating Officer of R.H. Macy & Co., Inc. from July 1994 to October 1994. He also served as Chairman and Chief Executive Officer of Federated Merchandising Services, the central buying and product development arm of Federated Department Stores, Inc. from June 1991 to July 1994.

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

     JOEL L. FLEISHMAN has been a director of the Company since January 1999. Mr. Fleishman has been a Professor of Law and Public Policy, Terry Sanford Institute of Public Policy at Duke University since 1971 and the Director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions at Duke University since 1987. Mr. Fleishman is a member of the Board of Directors of Boston Scientific Corporation.

     ALLEN QUESTROM has been a director of the Company since September 1997. Mr. Questrom has been the Chairman and Chief Executive Officer of Barneys New York, Inc. since May 1999 and was the Chairman and Chief Executive Officer of Federated Department Stores, Inc. from February 1990 to May 1997. He is a member of the Board of Directors of Barneys New York, Inc.

     TERRY S. SEMEL has been a director of the Company since September 1997. Mr. Semel has been Chairman of Windsor Media, Inc., Los Angeles, a diversified media company, since October 1999. He was Chairman of the Board and Co-Chief Executive Officer of the Warner Bros. Division of Time Warner Entertainment LP ("Warner Brothers"), Los Angeles, from March 1994 until October 1999 and of Warner Music Group, Los Angeles, from November 1995 until October 1999. For more than ten years prior to that he was President of Warner Brothers or its predecessor, Warner Bros. Inc. Mr. Semel is also a director of Revlon, Inc.

     VICTOR COHEN has been Executive Vice President, General Counsel and Secretary of the Company since 2000. Mr. Cohen joined Polo in 1983 as its senior legal officer responsible for all legal and corporate affairs. Prior to joining the Company, he was associated with the law firm of Skadden, Arps, Slate, Meagher & Flom.

     NANCY A. PLATONI POLI has been Chief Financial Officer of the Company since 1996 and Senior Vice President since 1997. Ms. Poli was Vice President and Controller from 1989 to 1996, and assumed responsibility for treasury functions in addition to her controller functions in 1995. Prior to that, she was Controller of Retail Finance. Ms. Poli joined the Company in 1984.

     DOUGLAS L. WILLIAMS has been corporate Group President, Global Business Development since April 2000. Mr. Williams began his career with the Company in 1988 as a retail analyst. He has held various sales and merchandising positions within the Company, including Vice President of Men's Sales from 1993 to 1997 and Senior Vice President of Men's Sales from 1997 to 1998. Mr. Williams was promoted to Divisional President of Product Licensing in 1998 and in 1999 was further promoted to President of Global Licensing and New Business Development.

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

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required to be included herein by Items 11 through 13 of Form 10-K will be included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Company's fiscal year ended April 1, 2000 and such information is incorporated herein by reference to such Proxy Statement.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)  1, 2.    Financial Statements and Schedules.  See index on Page F-1.

           3.       Exhibits



      EXHIBIT
      NUMBER        DESCRIPTION

       3.1          Amended and Restated Certificate of Incorporation (filed as
                    Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-24733)) (the "S-1")*

       3.2          Amended and Restated By-laws of the Company (filed as
                    Exhibit 3.2 to the S-1)*

       10.1 Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the S-1)*+

       10.2 Polo Ralph Lauren Corporation 1997 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.2 to the S-1)*+

       10.3         Polo Ralph Lauren Corporation Executive Officer Annual
                    Incentive Plan+

       10.4 Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partners PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*

       10.5 U.S.A. Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, and Cosmair, Inc., and letter agreement related thereto dated January 1, (filed as Exhibit
                    10.4 to the S-1)*

       10.6 Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky Lauren and Mark N. Kaplan, as Licensor, and Cosmair, Inc., as Licensee, and letter agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the S-1)*

       10.7 Foreign Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, as Licensor, and L'Oreal S.A., as Licensee, and letter agreements related thereto dated January 1, 1985, September 16, 1994 and October 25, 1994** (filed as Exhibit 10.6 to the S-1)*

       10.8 Restated Foreign License Agreement, dated January 1, 1985, between The Polo/Lauren Company, as Licensor, and L'Oreal S.A., as Licensee, letter Agreement related thereto dated January 1, 1985, and Supplementary Agreement thereto, dated October 1, 1991** (filed as Exhibit 10.7 to the S-1)*

       10.9 Amendment, dated November 27, 1992, to Foreign Design And Consulting Agreement and Restated Foreign License Agreement** (filed as Exhibit 10.8 to the S-1)*

       10.10 License Agreement, made as of January 1, 1998, between Ralph Lauren Home Collection, Inc. and WestPoint Stevens Inc.** (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998 (the "Fiscal 1998 10-K")*

       10.11 License Agreement, dated March 1, 1998, between The Polo/Lauren Company, L.P. and Polo Ralph Lauren Japan Co., Ltd., and undated letter agreement related thereto** (filed as Exhibit 10.10 to the S-1)*

       10.12 Design Services Agreement, dated March 1, 1998, between Polo Ralph Lauren Enterprises, L.P. and Polo Ralph Lauren Japan Co., Ltd.** (filed as Exhibit 10-11 to the S-1)*

       10.13 Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones Apparel Group, Inc.** (filed as Exhibit 10.25 to the Fiscal 1998 10-K)*

       10.14 License Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones Apparel Group, Inc.** (filed as Exhibit 10-26 to the Fiscal 1998 10-K)*

       10.15 Stockholders Agreement dated as of June 9, 1997 among Polo Ralph Lauren Corporation, GS Capital Partners, L.P., GS Capital Partners PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., Mr. Ralph Lauren, RL Holding, L.P. and RL Family (filed as
                    Exhibit 10.22 to the S-1)*

       10.16 Form of Credit Agreement between Polo Ralph Lauren Corporation and The Chase Manhattan Bank (filed as Exhibit
                    10.24 to the S-1)*

       10.17 Form of Guarantee and Collateral Agreement by Polo Ralph Lauren Corporation in favor of The Chase Manhattan Bank (filed as Exhibit 10.25 to the S-1)*

       10.18 Credit Agreement between Polo Ralph Lauren Corporation and the Chase Manhattan Bank dated as of March 30, 1999 (filed as Exhibit 10.20 to the Fiscal 1999 Form 10-K)*

       10.19 Fiscal and Paying Agency Agreement dated November 22, 1999 among Polo Ralph Lauren Corporation, its subsidiary guarantors and The Bank of New York, as fiscal and principal paying agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 1, 2000)*

       10.20 Stock and Asset Purchase Agreement between Polo Ralph Lauren Corporation and S.A. Louis Dreyfus, dated November 23, 1999 (filed as Exhibit 2.1 to the Form 8-K filed January 10,
                    2000)*

       10.21 Form of Indemnification Agreement between Polo Ralph Lauren Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*

       10.22 Amended and Restated Employment Agreement effective April 4, 1999 between Ralph Lauren and Polo Ralph Lauren Corporation (filed as Exhibit 10-23 to the Fiscal 1999 Form 10-K)*+

       10.23        Deferred Compensation Agreement dated April 2, 1995 between
                    F. Lance Isham and Polo Ralph Lauren, L.P. (filed as Exhibit
                    10.14 to the S-1)*+

       10.24 Amendment to Deferred Compensation Agreement made as of November 10, 1998 between F. Lance Isham and Polo Ralph Lauren Corporation (filed as Exhibit 10.14 to the Fiscal 1999 10-K)*+

       10.26 Amended and Restated Employment Agreement effective November 10, 1998 between F. Lance Isham and Polo Ralph Lauren Corporation (filed as Exhibit 10.16 to the Fiscal 1999 10-K)*+

       10.27 Employment Agreement effective April 12, 2000 between Polo Ralph Lauren Corporation and Roger N. Farah+

       10.28 Employment Agreement effective April 1, 2000 between Polo Ralph Lauren Corporation and Victor Cohen+

       10.27 Employment Agreement effective January 1, 2000 between Polo Ralph Lauren Corporation and Douglas L. Williams+

       21.1         List of Significant Subsidiaries of the Company.

       24.1         Powers of Attorney.

       27.1         Financial Data Schedule.


-----------------------

*        Incorporated herein by reference.

+        Exhibit is a management contract or compensatory plan or arrangement.

** Portions of Exhibits 10.5 - 10.14 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

(b) During the quarter ended April 1, 2000, a Current Report on Form 8-K dated January 6, 2000 was filed with the Commission by the Company announcing the consummation of its acquisition of Poloco, S.A.S. and certain of its affiliates. In addition, a Current Report on Form 8-K dated February 7, 2000 was filed with the Commission by the Company announcing the establishment of a new joint venture limited liability company called Ralph Lauren Media, LLC by the Company, National Broadcasting Company, Inc., ValueVision International, Inc., CNBC.com LLC and NBC Internet, Inc.

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

Date: June 26, 2000

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


SIGNATURE                                   TITLE(S)                                       DATE
---------                                   --------                                       ----

/s/ Ralph Lauren                            Chairman of the Board of Directors and         June 26, 2000
-------------------------------             Chief Executive Officer
Ralph Lauren                                (Principal Executive Officer)



/s/ F. Lance Isham                          Vice Chairman of the Board of Directors        June 26, 2000
-------------------------------
F. Lance Isham


/s/ Roger N. Farah                          President, Chief Operating Officer and         June 26, 2000
-------------------------------             Director
Roger N. Farah


/s/ Nancy A. Platoni Poli                   Senior Vice President and Chief Financial      June 26, 2000
-------------------------------             Officer (Principal Financial and Accounting
Nancy A. Platoni Poli                       Officer)



/s/ Frank A. Bennack, Jr.                   Director                                       June 26, 2000
-------------------------------
Frank A. Bennack, Jr.


/s/ Joel L. Fleishman                       Director                                       June 26, 2000
-------------------------------
Joel L. Fleishman


/s/ Richard A. Friedman                     Director                                       June 26, 2000
-------------------------------
Richard A. Friedman


/s/ Allen Questrom                          Director                                       June 26, 2000
-------------------------------
Allen Questrom


/s/ Terry S. Semel                          Director                                       June 26, 2000
-------------------------------
Terry S. Semel

                          POLO RALPH LAUREN CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


 FINANCIAL STATEMENTS                                                            PAGE
Independent Auditors' Report...................................................  F-2

Consolidated Balance Sheets as of April 1, 2000 and April 3, 1999..............  F-3

Consolidated Statements of Income for the years ended April 1, 2000, April 3,
1999 and  March 28, 1998.......................................................  F-4

Consolidated Statements of Stockholders' Equity and Partners' Capital for the
years ended April 1, 2000, April 3, 1999 and March 28, 1998....................  F-5

Consolidated Statements of Cash Flows for the years ended April 1, 2000,
April 3, 1999 and  March 28, 1998..............................................  F-6

Notes to Consolidated Financial Statements.....................................  F-8





FINANCIAL STATEMENT SCHEDULE:

Independent Auditors' Report..................................................   S-1
Schedule II - Valuation and Qualifying Accounts...............................   S-2




All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Polo Ralph Lauren Corporation
New York, New York

     We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the "Company") as of April 1, 2000 and April 3, 1999 and the related consolidated statements of income, stockholders equity and cash flows, for each of the three years in the period ended April 1, 2000. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of April 1, 2000 and April 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective April 4, 1999, the Company changed its method of accounting for the costs of start-up activities.




/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
May 19, 2000

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     APRIL 1,          APRIL 3,
                                                                                       2000              1999
                                                                                   -----------       -----------
                                     ASSETS
Current assets
  Cash and cash equivalents                                                        $   164,571       $    44,458
  Accounts receivable, net of allowances of $16,631 and $13,495, respectively          204,447           157,203
  Inventories                                                                          390,953           376,860
  Deferred tax assets                                                                   40,378            51,939
  Prepaid expenses and other                                                            52,542            48,994
                                                                                   -----------       -----------

                              TOTAL CURRENT ASSETS                                     852,891           679,454

Property and equipment, net                                                            372,977           261,799
Deferred tax assets                                                                     11,068            12,493
Goodwill, net                                                                          277,822            27,464
Other assets, net                                                                      105,804            79,157
Restricted cash                                                                             --            44,217
                                                                                   -----------       -----------

                                                                                   $ 1,620,562       $ 1,104,584
                                                                                   ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes and acceptances payable - banks                                            $    86,131       $   115,500
  Accounts payable                                                                     151,281            88,898
  Income taxes payable                                                                      --            17,432
  Accrued expenses and other                                                           168,816           126,142
                                                                                   -----------       -----------

                              TOTAL CURRENT LIABILITIES                                406,228           347,972

Long-term debt                                                                         342,707            44,217
Other noncurrent liabilities                                                            99,190            53,490
Commitments and contingencies (Note 13)

Stockholders' equity
  Common Stock
    Class A, par value $.01 per share; 500,000,000 shares
     authorized; 34,381,653 shares issued                                                  344               344
    Class B, par value $.01 per share; 100,000,000 shares
     authorized; 43,280,021 shares issued and outstanding                                  433               433
    Class C, par value $.01 per share; 70,000,000 shares
     authorized; 22,720,979 shares issued and outstanding                                  227               227
  Additional paid-in-capital                                                           450,030           450,030
  Retained earnings                                                                    370,785           227,288
  Treasury Stock, Class A, at cost (2,952,677 and 603,864 shares)                      (57,346)          (16,084)
  Accumulated other comprehensive income                                                 9,655                --
  Unearned compensation                                                                 (1,691)           (3,333)
                                                                                   -----------       -----------

                              TOTAL STOCKHOLDERS' EQUITY                               772,437           658,905
                                                                                   -----------       -----------

                                                                                   $ 1,620,562       $ 1,104,584
                                                                                   ===========       ===========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        FISCAL YEAR ENDED
                                                                        ------------------------------------------------
                                                                          APRIL 1,          APRIL 3,          MARCH 28,
                                                                            2000              1999              1998
                                                                        ------------      ------------      ------------

Net sales                                                               $  1,712,375      $  1,505,056      $  1,303,816
Licensing revenue                                                            236,302           208,009           167,119
Other income                                                                   6,851            13,794             9,609
                                                                        ------------      ------------      ------------

 Net revenues                                                              1,955,528         1,726,859         1,480,544

Cost of goods sold                                                         1,002,390           904,586           759,988
                                                                        ------------      ------------      ------------

 Gross profit                                                                953,138           822,273           720,556

Selling, general and administrative expenses                                 689,227           608,128           520,801
Restructuring charge                                                              --            58,560                --
                                                                        ------------      ------------      ------------

 Income from operations                                                      263,911           155,585           199,755

Interest expense                                                              15,025             2,759               159
                                                                        ------------      ------------      ------------

 Income before income taxes and cumulative effect of change in
  accounting principle                                                       248,886           152,826           199,596

Provision for income taxes                                                   101,422            62,276            52,025
                                                                        ------------      ------------      ------------

 Income before cumulative effect of change in accounting principle           147,464            90,550           147,571

Cumulative effect of change in accounting principle, net of taxes              3,967                --                --
                                                                        ------------      ------------      ------------

 Net income                                                             $    143,497      $     90,550      $    147,571
                                                                        ============      ============      ============

                                                                                                              PRO FORMA
                                                                                                            ------------

Historical income before income taxes                                                                       $    199,596
Pro forma adjustments other than income taxes                                                                      3,162
                                                                                                            ------------
Pro forma income before income taxes                                                                             202,758
Pro forma provision for income taxes                                                                              82,631
                                                                                                            ------------
Pro forma net income                                                                                        $    120,127
                                                                                                            ============

Income per share before cumulative effect of change in
 accounting principle - Basic and Diluted                               $       1.49      $       0.91      $       1.20
Cumulative effect of change in accounting principle, net of taxes,
 per share - Basic and Diluted                                                  0.04                --                --
                                                                        ------------      ------------      ------------

Net income per share - Basic and Diluted                                $       1.45      $       0.91      $       1.20
                                                                        ============      ============      ============

Common shares outstanding - Basic                                         98,926,993        99,813,328       100,222,444
                                                                        ============      ============      ============

Common shares outstanding - Diluted                                       99,035,781        99,972,152       100,222,444
                                                                        ============      ============      ============

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                      RETAINED
                                                   COMMON STOCK        ADDITIONAL   EARNINGS AND
                                               ---------------------    PAID-IN-     PARTNERS'      TREASURY STOCK, AT COST
                                                 SHARES      AMOUNT      CAPITAL       CAPITAL        SHARES       AMOUNT
                                               -----------   -------   ----------   ------------    ---------    ----------
 BALANCE AT MARCH 29, 1997                               -         -            -   $    260,685            -             -

Net income                                                                               147,571
Distributions to partners                                                                (45,640)
Reorganization                                  89,000,000       890      176,537       (177,427)
Dividend and Reorganization Notes paid                                                   (48,451)
Common stock issued in public offering, net     11,170,000       112      268,685
Common stock issued in PRC Acquisition              26,803         -          697
Restricted stock grants                             76,923         1        1,999
                                               -----------   -------   ----------   ------------    ---------    ----------

 BALANCE AT MARCH 28, 1998                     100,273,726     1,003      447,918        136,738            -             -

Net income                                                                                90,550
Exercise of stock options                            4,352                    113
Repurchases of common stock                                                                           603,864       (16,084)
Restricted stock grants                            104,575         1        1,999
                                               -----------   -------   ----------   ------------    ---------    ----------

 BALANCE AT APRIL 3, 1999                      100,382,653     1,004      450,030        227,288      603,864       (16,084)

Net income                                                                               143,497
Foreign currency translation adjustments
Repurchases of common stock                                                                         2,348,813       (41,262)
Restricted stock amortization
                                               -----------   -------   ----------   ------------    ---------    ----------

 BALANCE AT APRIL 1, 2000                      100,382,653   $ 1,004   $  450,030   $    370,785    2,952,677      ($57,346)
                                               ===========   =======   ==========   ============    =========    ==========

                                                ACCUMULATED
                                                   OTHER
                                               COMPREHENSIVE      UNEARNED
                                                   INCOME       COMPENSATION        TOTAL
                                               -------------    ------------     ----------
 BALANCE AT MARCH 29, 1997                                 -               -     $  260,685

Net income                                                                          147,571
Distributions to partners                                                           (45,640)
Reorganization                                                                            -
Dividend and Reorganization Notes paid                                              (48,451)
Common stock issued in public offering, net                                         268,797
Common stock issued in PRC Acquisition                                                  697
Restricted stock grants                                               (1,333)           667
                                               -------------    ------------     ----------

 BALANCE AT MARCH 28, 1998                                 -          (1,333)       584,326

Net income                                                                           90,550
Exercise of stock options                                                               113
Repurchases of common stock                                                         (16,084)
Restricted stock grants                                               (2,000)             -
                                               -------------    ------------     ----------

 BALANCE AT APRIL 3, 1999                                  -          (3,333)       658,905

Net income                                                                          143,497
Foreign currency translation adjustments               9,655                          9,655
Repurchases of common stock                                                         (41,262)
Restricted stock amortization                                          1,642          1,642
                                               -------------    ------------     ----------

 BALANCE AT APRIL 1, 2000                      $       9,655    ($     1,691)    $  772,437
                                               =============    ============     ==========


                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           FISCAL YEAR ENDED
                                                                               -----------------------------------------
                                                                                APRIL 1,        APRIL 3,       MARCH 28,
                                                                                  2000            1999           1998
                                                                               ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $ 143,497       $  90,550       $ 147,571
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for (benefit from) deferred income taxes                             6,761         (25,771)        (27,997)
    Depreciation and amortization                                                 66,280          46,414          27,402
    Cumulative effect of change in accounting principle                            3,967              --              --
    Provision for losses on accounts receivable                                    2,734           1,060           1,155
    Changes in deferred liabilities                                                3,155          (4,782)          9,584
    Provision for restructuring                                                       --          19,040              --
    Other                                                                          4,770           2,073           3,198
    Changes in assets and liabilities, net of acquisitions
       Accounts receivable                                                       (32,746)         (9,542)         (4,352)
       Inventories                                                                53,325         (76,396)        (48,942)
       Prepaid expenses and other                                                  1,216         (25,526)         (2,031)
       Other assets                                                               (9,801)         (9,095)        (18,922)
       Accounts payable                                                           31,281         (13,452)          3,215
       Income taxes payable and accrued expenses and other                       (31,750)         43,950           6,325
                                                                               ---------       ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        242,689          38,523          96,206
                                                                               ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net                                      (122,010)       (141,692)        (63,079)
  Acquisitions, net of cash acquired                                            (235,144)         (6,981)         (8,551)
  Proceeds from (payments of) restricted cash for Club Monaco acquisition         44,217         (44,217)             --
  Investments in joint ventures                                                       --              --          (5,812)
  Cash surrender value - officers' life insurance, net                            (5,385)         (3,339)          2,569
                                                                               ---------       ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                                           (318,322)       (196,229)        (74,873)
                                                                               ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchases of common stock                                                    (41,262)        (16,084)             --
  Proceeds from issuance of common stock, net                                         --             113         268,797
  (Repayments of) proceeds from short-term borrowings, net                       (39,400)        115,500         (26,777)
  Repayments of borrowings against officers' life insurance policies                  --              --          (5,757)
  Repayments of long-term debt and subordinated notes                            (37,358)           (337)       (135,134)
  Proceeds from long-term debt                                                   319,610          44,217              --
  Payment of Dividend and Reorganization Notes                                        --              --         (48,451)
  Distributions paid to partners                                                      --              --         (44,855)
                                                                               ---------       ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        201,590         143,409           7,823
                                                                               ---------       ---------       ---------

Effect of exchange rate changes on cash                                           (5,844)             --              --
                                                                               ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                             120,113         (14,297)         29,156
Cash and cash equivalents at beginning of period                                  44,458          58,755          29,599
                                                                               ---------       ---------       ---------
Cash and cash equivalents at end of period                                     $ 164,571       $  44,458       $  58,755
                                                                               =========       =========       =========

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   FISCAL YEAR ENDED
                                                                          ------------------------------------
                                                                          APRIL 1,      APRIL 3,      MARCH 28,
                                                                            2000          1999          1998
                                                                          ------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                                 $  7,713      $  2,776      $  4,410
                                                                          ========      ========      ========
   Cash paid for income taxes                                             $112,202      $ 77,877      $ 73,873
                                                                          ========      ========      ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Capital obligations for completed shop-within-shops                    $  2,463                    $ 15,102
                                                                          ========                    ========

   Fair value of assets acquired, excluding cash                          $398,737      $ 14,868      $ 69,537
   Less:
        Cash paid                                                          235,144         6,981         8,551
        Acquisition obligation                                              21,637            --            --
        Promissory notes issued                                                 --         5,000            --
        Fair market value of common stock issued for acquisition                --            --           697
                                                                          --------      --------      --------
   Liabilities assumed                                                    $141,956      $  2,887      $ 60,289
                                                                          ========      ========      ========





                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


1     Basis of Presentation and Organization

      (a)   BASIS OF PRESENTATION
            Polo Ralph Lauren Corporation ("PRLC") was incorporated in Delaware in March 1997. PRLC and its subsidiaries are collectively referred to herein as "Polo." On June 9, 1997, the partners and certain of their affiliates contributed to PRLC all of the outstanding stock of, and partnership interests in, the entities which comprised the predecessor group of companies in exchange for common stock of PRLC and promissory notes (the "Reorganization"). The predecessor group of companies include Polo Ralph Lauren Enterprises, L.P. ("Enterprises"), Polo Ralph Lauren, L.P. and subsidiaries (collectively, the "Polo Partnership"), The Ralph Lauren Womenswear Company, L.P. and subsidiaries (collectively, "Womenswear") and Polo Retail Corporation and subsidiaries ("PRC," and together with Enterprises, Polo Partnership and Womenswear, the "Predecessor Company"). The controlling interests of the Predecessor Company were held by Mr. Ralph Lauren, with a 28.5% interest held by certain investment funds affiliated with The Goldman Sachs Group, Inc., successor to The Goldman Sachs Group, L.P. (collectively, the "GS Group").

            The accompanying consolidated financial statements as of and for the years ended April 1, 2000 and April 3, 1999, include the results of operations of Polo. The accompanying consolidated financial statements for the year ended March 28, 1998, include the combined results of operations of the Predecessor Company through June 9, 1997, and the consolidated results of operations of Polo thereafter (Polo, together with the Predecessor Company, is referred to herein as the "Company"). The financial statements of PRLC have not been included prior to the Reorganization as PRLC was a shell company with no business operations. All intercompany balances and transactions have been eliminated.

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

      (d)   ACQUISITIONS AND JOINT VENTURE
            On February 7, 2000, the Company announced the formation of Ralph Lauren Media, LLC ("RL Media"), a joint venture between the Company and National Broadcasting Company, Inc. ("NBC") and certain affiliated companies. RL Media was created to bring the Company's American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media will be owned 50% by the Company, 25% by NBC, 12.5% by ValueVision International, Inc. ("ValueVision"), 10% by NBC Internet, Inc. ("NBCi") and 2.5% by CNBC.com LLC ("CNBC.com"). In exchange for its 50% interest, the Company will provide marketing through its annual print advertising campaign, make its merchandise available at initial cost of inventory and handle excess inventory through its outlet stores, among other things. NBC will contribute $110.0 million of television and online advertising on NBC and CNBC.com properties. NBCi will contribute $40.0 million in online distribution and promotion and ValueVision will contribute a cash funding commitment up to $50.0 million. Under the arrangement, the Company will not absorb any losses from the joint venture up to the first $50.0 million incurred and will share proportionately in the net income or losses thereafter. Additionally, the Company will receive a royalty on the sale of its products by RL Media based on specified percentages of net sales over a predetermined threshold, subject to certain limitations. RL Media's managing board will have equal representation from the Company and NBC, including its affiliated companies. The joint venture has been accounted for under the equity method from the effective date of the transaction.

            On January 6, 2000, the Company completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates ("Poloco"), which hold licenses to sell men's and boys' Polo apparel, men's and women's Polo Jeans apparel, and certain Polo accessories in Europe. In addition to acquiring Poloco's wholesale business, the Company acquired one flagship store in Paris and six outlet stores located in France, the United Kingdom and Austria. The Company acquired Poloco for an aggregate cash consideration of approximately $210.0 million, plus the assumption of approximately $10.0 million in short-term debt. The Company used a portion of the net proceeds from the Eurobond Offering (as defined
      - see Note 7) to finance this acquisition. As of April 1, 2000, the Company has paid 90.0% of the acquisition price for Poloco and expects to pay the remaining 10.0%, or approximately $21.6 million, in its first quarter of fiscal 2001 in

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


      accordance with the terms of the agreement. This acquisition has been accounted for as a purchase. The January 6, 2000 combined balance sheet of Poloco has been included in the accompanying April 1, 2000 consolidated balance sheet and the Company will consolidate the results of operations of Poloco commencing in fiscal 2001 incorporating Poloco's calendar year end. The purchase price has been preliminarily allocated based upon fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of approximately $207.3 million, which has been recorded as goodwill and is being amortized on a straight-line basis over an estimated useful life of 40 years.

            The following table sets forth unaudited pro forma combined statement of income information for fiscal 2000 and fiscal 1999 which present the effects on the Company's historical results as if the acquisition of Poloco occurred at the beginning of the period:


                                                                         FISCAL YEAR
                                                                     2000           1999
                                                                         (UNAUDITED)
              Pro forma net revenues                             $ 2,135,736    $ 1,900,004
              Pro forma net income                                   162,398        104,970
              Pro forma net income per share- Basic and Diluted         1.64           1.05

            The unaudited pro forma information above has been prepared for comparative purposes only and includes certain adjustments to the Company's historical statements of income, such as additional amortization as a result of goodwill and increased interest expense on acquisition debt. The results do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred at the beginning of the period, or of future results of operations of the consolidated entities.

            On April 6, 1999, PRL Acquisition Corp., a Nova Scotia unlimited liability corporation and a wholly owned subsidiary of the Company, acquired, through a tender offer, 98.83% of the outstanding shares of Club Monaco Inc. ("Club Monaco"), a corporation organized under the laws of the Province of Ontario, Canada. On May 3, 1999, PRL Acquisition Corp. acquired the remaining outstanding 1.17% shares pursuant to a statutory compulsory acquisition. The total purchase price was approximately $51.0 million in cash based on foreign exchange rates in effect on the dates indicated. The Company used funds from its credit facility to finance this acquisition and to repay in full assumed debt of Club Monaco of approximately $35.0 million. This acquisition has been accounted for as a purchase, and the Company has consolidated the operations of Club Monaco in the accompanying financial statements from the effective date of the transaction. The purchase price has been allocated based upon the fair values of the net assets acquired at the date of the acquisition. This allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of approximately $44.5 million, which has been recorded as goodwill and is being amortized on a straight-line basis over an estimated useful life of 40 years.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


            On March 21, 1997, the Company entered into purchase agreements with its joint venture partners to acquire the remaining 50% interest in PRC, effective April 3, 1997, for consideration aggregating $10.4 million in cash and Class A Common Stock of PRLC ("PRC Acquisition"). The PRC Acquisition was completed simultaneously with the Company's initial public offering. Effective April 3, 1997, the results of operations of PRC have been consolidated and the acquisition has been accounted for as a purchase.

      (e)   BUSINESS
            The Company designs, licenses, contracts for the manufacture of, markets and distributes men's and women's apparel, accessories, fragrances, skin care products and home furnishings. The Company's sales are principally to major department and specialty stores located throughout the United States. The Company also sells directly to consumers through Company-owned full price Polo stores, including flagship stores, outlet and Club Monaco stores located throughout the United States and Canada.

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

2     SIGNIFICANT ACCOUNTING POLICIES

      FISCAL YEAR
            The Company's fiscal year ends on the Saturday nearest to March 31. All references herein to "2000," "1999" and "1998" represent the 52 or 53 week fiscal years ended April 1, 2000, April 3, 1999 and March 28, 1998, respectively. Fiscal 1999 reflects a 53-week period and fiscal 2000 and 1998 reflect 52-week periods.

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

      RESTRICTED CASH
            At April 3, 1999, the Company had $44.2 million of cash held in escrow for the acquisition of Club Monaco. The Company utilized these funds in the first quarter of fiscal 2000 to consummate the acquisition.

      INVENTORIES
            Inventories are valued at the lower of cost (first-in, first-out method) or market. Effective April 4, 1999, the Company changed its method of valuing its retail inventories from the retail method to the lower of cost (first-in, first-out) or market. The impact of this change was not material and is included in selling, general and administrative expenses in the accompanying financial statements.

      STORE PRE-OPENING COSTS
                  Effective April 4, 1999, the Company adopted the provisions of Statement of Position No. 98-5 ("SOP 98-5"), Reporting on the Costs of Start-up Activities. SOP 98-5 requires that costs of start-up activities, including store pre-opening costs, be expensed as incurred. Prior to its adoption of SOP 98-5, the Company's accounting policy was to capitalize store pre-opening costs as prepaid expenses and amortize such costs over a twelve-month period following store opening. As a result of adopting SOP 98-5, the Company recorded a charge of $4.0 million, after taxes, as the cumulative effect of a change in accounting principle in the accompanying financial statements.

      PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION
            Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is as follows: buildings - 39.5 years; furniture and fixtures and machinery and equipment - 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. Additionally, the Company capitalizes its share of the cost of constructing shop-within-shops under agreements with retailers and amortizes such costs using the straight-line method over the lesser of their estimated useful lives or the life of the underlying agreement.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


      GOODWILL
            Goodwill represents the excess of purchase cost over the fair value of net assets of businesses acquired. The Company amortizes goodwill on a straight-line basis over its estimated useful life, ranging from 11 to 40 years.

      IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS
            The Company assesses the carrying value of long-lived and intangible assets as current facts and circumstances suggest that they may be impaired. In evaluating the fair value and future benefits of such assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and would recognize an impairment loss if the carrying value exceeded the expected future cash flows. The impairment loss would be measured based upon the fair value. The Company has determined that its long-lived and intangible assets presented in the accompanying balance sheets at April 1, 2000 and April 3, 1999, are not impaired. See Note 3 for long-lived and intangible asset write downs recorded in connection with the Company's fiscal 1999 Restructuring Plan (as defined see Note 3).

      OFFICERS' LIFE INSURANCE
            The Company maintains key man life insurance policies on several of its senior executives, the majority of which contain split dollar arrangements. The key man policies are recorded at their cash surrender value, while the policies with split dollar arrangements are recorded at the lesser of their cash surrender value or premiums paid. Amounts recorded under these policies aggregated $36.9 million and $31.5 million at April 1, 2000 and April 3, 1999, respectively, and are included in other assets in the accompanying balance sheets.

      REVENUE RECOGNITION
            Sales are recognized upon shipment of products to customers and, in the case of sales by Company-owned retail and outlet stores, when goods are sold to consumers. Allowances for estimated uncollectible accounts and discounts are provided when sales are recorded. Licensing revenue is recognized as earned.

      CONCENTRATIONS OF CREDIT RISK
            The Company sells its merchandise primarily to major upscale department stores across the United States and extends credit based on an evaluation of the customer's financial condition generally without requiring collateral. Credit risk is driven by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. A decision by the controlling owner of a group of stores or any substantial customer to decrease the amount of merchandise purchased from the Company or to cease carrying its products could have a material adverse effect on the Company. The Company had three customers who in aggregate constituted approximately 54.0% and 58.0% of trade accounts receivable outstanding at April 1, 2000 and April 3, 1999, respectively.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


             The Company had three significant customers that each accounted for approximately 12.0%, 11.0% and 10.0% of net sales in fiscal 2000, two significant customers that each accounted for approximately 10.0% of net sales in fiscal 1999 and one significant customer that accounted for approximately 11.0% of net sales in fiscal 1998. Additionally, the Company had four significant licensees who in aggregate constituted approximately 58.0% and 55.0% of licensing revenue in fiscal 2000 and 1999, respectively, and three who in aggregate constituted approximately 35.0% of licensing revenue in fiscal 1998.

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

      ADVERTISING
            The Company expenses the production costs of advertising, marketing and public relations expenses upon the first showing of the related advertisement. Total advertising expenses amounted to $73.6 million, $76.2 million and $68.5 million in fiscal 2000, 1999 and 1998, respectively.

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

      DEFERRED RENT OBLIGATIONS
            The Company accounts for rent expense under noncancellable operating leases with scheduled rent increases and landlord incentives on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives are recorded as a deferred liability. Unamortized deferred rent obligations amounted to $52.9 million and $40.7 million at April 1, 2000 and April 3, 1999, respectively, and are included in accrued expenses and other, and other noncurrent liabilities in the accompanying balance sheets.

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

      FOREIGN CURRENCY TRANSLATION
            The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at each year end. Results of operations are translated at the average rate of exchange prevailing throughout the period. Translation adjustments arising from differences in exchange rates from period to period are included in the accumulated other comprehensive income - cumulative translation adjustment account. Gains and losses from foreign currency transactions are included in operating results and were not considered by the Company to be material in fiscal 2000, 1999 and 1998.

      STOCK OPTIONS
            The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

      COMPREHENSIVE INCOME
            Effective March 29, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting of comprehensive income and its components in the financial statements. For fiscal 2000, comprehensive income was as follows:

                                                                     FISCAL
                                                                      2000

                Net income                                         $ 143,497

                Other comprehensive income, net of taxes:
                    Foreign currency translation adjustments           9,655
                                                                   ---------

                Comprehensive income                               $ 153,152
                                                                   =========

            Income tax expense related to foreign currency translation adjustments was $6.2 million in fiscal 2000.

            Comprehensive income was equal to net income in fiscal 1999 and 1998.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


      RECENT ACCOUNTING PRONOUNCEMENTS
            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." As a result, SFAS No. 133 is effective for the Company's first quarter of fiscal year ending March 30, 2002, and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

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

      NET INCOME PER SHARE
            Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the period, excluding any potential dilution. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and awards. For comparison purposes only, the weighted average number of shares outstanding immediately following the completion of the initial public offering was considered to be outstanding in fiscal 1998. The difference between the basic and diluted weighted average shares outstanding in fiscal 2000 and 1999 is due to the dilutive effect of stock options and restricted stock awards issued under the Company's stock option plans.

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

            In an effort to improve the overall profitability of its retail operations, the Company closed three Polo stores and three outlet stores that were not performing at an acceptable level. Additionally, the Company converted two Polo stores and five outlet stores to new concepts expected to be more productive. Costs associated with this aspect of the Restructuring Plan included lease and contract termination costs, store fixed asset (primarily leasehold improvements) and intangible asset write downs and severance and termination benefits.

            The Company's wholesale operations were realigned into two new operating units: Polo Brands and Collection Brands. Aspects of this realignment included: (i) the reorganization of the sales force and retail development areas; (ii) the streamlining of the design and development process; and (iii) the consolidation of the customer service departments. Additionally, the Company integrated the sourcing and production of its Polo Brands, outlet store and licensees' products into one consolidated unit. Costs associated with the wholesale realignment consisted primarily of severance and termination benefits and lease termination costs.

            The Company's review of its corporate business functions and internal processes resulted in a new management structure designed to better align businesses with similar functions and the identification and elimination of duplicative processes. Costs associated with the corporate realignment consisted primarily of severance and termination benefits and lease termination costs.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


             In connection with the implementation of the Restructuring Plan, the Company recorded a restructuring charge of $58.6 million on a pre-tax basis in its fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity through April 1, 2000 were as follows:

                                                                      LEASE AND
                                          SEVERANCE AND     ASSET     CONTRACT
                                          TERMINATION       WRITE     TERMINATION   OTHER
                                          BENEFITS          DOWNS     COSTS         COSTS      TOTAL

            1999 provision............      $15,277       $ 17,788    $  24,665     $ 830    $ 58,560
            1999 activity.............       (3,318)       (17,788)      (1,112)     (105)    (22,323)
                                            --------      --------    ---------     -----    --------

            Balance at April 3, 1999..       11,959              -       23,553       725      36,237

            2000 activity.............       (4,694)             -      (18,675)     (585)    (23,954)
                                            --------      --------    ---------     -----    --------

            Balance at April 1, 2000..      $  7,265      $      -    $   4,878     $ 140    $ 12,283
                                            ========      ========    =========     =====    ========


            After extensive review of the Restructuring Plan, and changes in business conditions in certain markets in which the Company operates, the Company made adjustments to the Restructuring Plan and incurred other restructuring-related costs in fiscal 2000. These adjustments included the following: (a) a $0.9 million credit to lease and termination costs resulting from the overestimation of costs associated with the closure and conversion of the Company's retail stores due to improved market conditions; and (b) a $0.9 million charge for the underestimation of severance and termination benefits recorded in the Restructuring Plan. The above adjustments had no net impact.

            Total severance and termination benefits as a result of the Restructuring Plan related to approximately 280 employees, all of which will be terminated by May 2000. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $27.2 million of which has been paid through April 1, 2000. The Company has substantially completed the implementation of the Restructuring Plan as of April 1, 2000.

4     INVENTORIES

                                               APRIL 1,          APRIL 3,
                                                 2000              1999

               Raw materials                  $  13,649         $  17,675
               Work-in-process                    6,337             8,545
               Finished goods                   370,967           350,640
                                              ---------         ---------

                                              $ 390,953         $ 376,860
                                              =========         =========

            Merchandise inventories of $196.1 million at April 3, 1999 were valued utilizing the retail method and are included in finished goods.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


5     PROPERTY AND EQUIPMENT


                                      APRIL 1,      APRIL 3,
                                       2000           1999
                                     --------      --------

Land and improvements                $  3,108      $  3,108
Buildings                              10,178        10,079
Furniture and fixtures                192,444       150,103
Machinery and equipment                49,807        32,582
Construction in progress                   --        30,294
Leasehold improvements                350,367       187,512
                                     --------      --------

                                      605,904       413,678
Less: accumulated
  depreciation and amortization       232,927       151,879
                                     --------      --------



                                     $372,977      $261,799
                                     --------      --------


6     ACCRUED EXPENSES AND OTHER


                                     APRIL 1,      APRIL 3,
                                      2000           1999


Accrued operating expenses          $ 90,467      $ 47,094
Accrued payroll and benefits          26,621        27,466
Accrued restructuring charge          12,283        36,237
Accrued acquisition obligation        21,637            --
Accrued shop-within-shops             17,808        15,345
                                    --------      --------
                                    $168,816      $126,142
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

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


            On March 30, 1999, in connection with the Company's acquisition of Club Monaco, the Company entered into a $100.0 million senior credit facility (the "1999 Credit Facility") with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan (the "Term Loan"). The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The Term Loan was used to finance the acquisition of the stock of Club Monaco and to repay existing indebtedness of Club Monaco. The Term Loan is repayable on June 30, 2003. Borrowings under the 1999 Credit Facility bear interest, at the Company's option, at a Base Rate equal to the higher of:
      (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin. In April 1999, the Company entered into interest rate swap agreements with a notional amount of $100.0 million to convert the variable interest rate on the 1999 Credit Facility to a fixed rate of 5.5%.

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

            On November 22, 1999, the Company issued euro 275.0 million of 6.125 percent Notes (the "Eurobonds") due November 2006 (the "Eurobond Offering"). The Eurobonds are listed on the London Stock Exchange. The net proceeds from the Eurobond Offering were $281.5 million based on the foreign exchange rate on the issuance date. A portion of the net proceeds from the issuance was used to pay down existing debt under the Credit Facilities and to finance the acquisition of stock and certain assets of Poloco. The remaining net proceeds will be used to repay existing indebtedness of Poloco. Interest on the Eurobonds is payable annually.

            As discussed in Note 2 (d), in connection with the Poloco acquisition, the Company assumed borrowings under short-term facilities which represent overdraft positions on bank accounts. These borrowings bore interest at .5% to .8% over the Euro Overnight Indexed Average which was 3.75% at April 1, 2000. The Company expects to repay these borrowings with proceeds from the Eurobond Offering in fiscal 2001.

            At April 1, 2000, the Company had $86.1 million outstanding in direct borrowings, $80.0 million outstanding under the Term Loan and $262.7 million outstanding in Eurobonds based on the year end exchange rate. The Company was also contingently liable for $46.8 million in outstanding letters of credit related to commitments for the purchase of inventory and in

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


      connection with its leases under the Credit Facilities. At April 3, 1999, the Company had $115.5 million outstanding in direct borrowings and $44.2 million outstanding under the Term Loan. The Credit Facilities bore interest primarily at the institution's prime rate (ranging from 6.9% to 9.0% at April 1, 2000 and 5.25% to 7.75% at April 3, 1999). The weighted average interest rate on borrowings was 6.1%, 7.4% and 8.0% in fiscal 2000, 1999 and 1998, respectively.

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

8     INCOME TAXES

            The components of the provision for income taxes were as follows:


                                                     FISCAL YEAR
                                         2000            1999            1998
             Current:
                 Federal              $  71,565       $  68,012       $  60,265
                 State and local         17,398          15,080          15,330
                 Foreign                  5,698           4,955           4,427
                                      ---------       ---------       ---------

                                         94,661          88,047          80,022
                                      ---------       ---------       ---------

             Deferred:
                 Federal                  4,527         (19,654)        (22,357)
                 State and local          2,234          (6,117)         (5,640)
                                      ---------       ---------       ---------

                                          6,761         (25,771)        (27,997)
                                      ---------       ---------       ---------

                                      $ 101,422       $  62,276       $  52,025
                                      ---------       ---------       ---------

            The foreign and domestic components of income before income taxes were as follows:


                                               FISCAL YEAR
                                     2000          1999          1998

                     Domestic      $215,270      $102,644      $162,529
                     Foreign         33,616        50,182        37,067
                                   --------      --------      --------

                                   $248,886      $152,826      $199,596
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

            The components of the net deferred tax assets at April 1, 2000 and April 3, 1999, were as follows:


                                                      APRIL 1,     APRIL 3,
                                                        2000         1999
            DEFERRED TAX ASSETS:
                Accounts receivable                   $20,353      $17,533
                Net operating loss carryforwards       15,602        7,475
                Uniform inventory capitalization        7,945        8,306
                Deferred compensation                   6,778        6,546
                Restructuring reserves                  4,709       20,249
                Accrued expenses                        3,327        3,238
                Accrued royalty income                  3,519           --
                Other                                   6,575        3,406
                                                      -------      -------
                                                       68,808       66,753
            Less: Valuation allowance                  17,362        2,321
                                                      -------      -------

                                                      $51,446      $64,432
                                                      =======      =======

            The Company has available Federal net operating loss carryforwards of approximately $13.7 million and state net operating loss carryforwards of approximately $52.3 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in fiscal 2004. The utilization of the Federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382 which applies following certain changes in ownership of the entity generating the loss carryforward. Management believes that the Company will more likely than not generate sufficient future taxable income to realize the entire deferred tax asset prior to expiration of any of these net operating loss carryforwards.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


            Also, the Company has available additional state and foreign net operating loss carryforwards of approximately $15.0 million and $16.8 million, respectively, for which no deferred tax asset has been recognized. A full valuation allowance has been recorded since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of a substantial portion of the deferred tax asset relating to these net operating loss carryforwards would result in a reduction of goodwill recorded in connection with the PRC Acquisition and the Club Monaco acquisition.

            Provision has not been made for United States or additional foreign taxes on approximately $27.0 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC or a subsidiary or U.S. affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States foreign tax credits.

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

                                                             (2,737)
                                                           --------

                                                           $ 82,631
                                                           ========

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


            The historical provision for income taxes in fiscal 2000 and 1999 and the pro forma provision for income taxes in fiscal 1998 differs from the amounts computed by applying the statutory Federal income tax rate to income before income taxes due to the following:


                                                                         FISCAL YEAR
                                                              2000          1999          1998
                                                                                       (UNAUDITED)
                     Provision for income taxes
                         at statutory Federal rate          $ 87,110      $ 53,489      $ 70,965
                     Increase (decrease) due to:
                         State and local income taxes,
                           net of Federal benefit             12,761         5,825        11,280
                         Foreign income, net                     753         1,055        (1,213)
                         Other                                   798         1,907         1,599
                                                            --------      --------      --------

                                                            $101,422      $ 62,276      $ 82,631
                                                            ========      ========      ========

9     FINANCIAL INSTRUMENTS

            In April 1999, the Company entered into interest rate swap agreements with commercial banks which expire in 2003 to hedge against interest rate fluctuations. The swap agreements effectively convert borrowings under the 1999 Credit Facility from variable rate to fixed rate obligations. Under the terms of these agreements, the Company makes payments at a fixed rate of 5.5% and receives payments from the counterparty based on the notional amount of $100.0 million at a variable rate based on the London Inter-Bank Offer Rate ("LIBOR"). The net interest paid or received on this arrangement is included in interest expense. The fair value of these agreements was $4.4 million at April 1, 2000 based upon the estimated amount that the Company would pay to terminate the agreements, as determined by the financial institutions.

            The Company from time to time enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce the risk from exchange rate fluctuations. Gains and losses on these contracts are deferred and recognized as adjustments to the basis of those assets. Such gains and losses were not material in fiscal 2000, 1999 and 1998. At April 1, 2000, the Company had foreign exchange contracts outstanding as follows: (a) to receive FF75 million in fiscal 2001 in exchange for 7 million British Pounds; (b) to deliver FF528 million in fiscal 2001 in exchange for $94 million; and (c) to deliver 8 million British Pounds in fiscal 2001 in exchange for $12.5 million. The fair value of these contracts approximated $9.3 million as of April 1, 2000.

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

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


            The carrying amounts of financial instruments reported in the accompanying balance sheets at April 1, 2000 and April 3, 1999, approximated their estimated fair values, except for the Eurobonds, primarily due to either the short-term maturity of the instruments or their adjustable market rate of interest. The fair value of the Eurobonds, net of discounts, was $258.6 million as of April 1, 2000 based on its quoted market price as listed on the London Stock Exchange. Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

10    EMPLOYEE BENEFITS

      PROFIT SHARING RETIREMENT SAVINGS PLANS
            The Company sponsors two defined contribution benefit plans covering substantially all eligible U.S. employees not covered by a collective bargaining agreement. The plans include a savings plan feature under
      Section 401(k) of the Internal Revenue Code. The Company makes discretionary contributions to the plans and contributes an amount equal to 50% of the first 6% of an employee's contribution. Under the terms of the plans, a participant is 100% vested in the Company's matching and discretionary contributions after five years of credited service. Contributions under these plans approximated $4.3 million, $8.7 million and $6.0 million in fiscal 2000, 1999 and 1998.

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

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


      DEFERRED COMPENSATION
            The Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were $16.7 million and $15.9 million at April 1, 2000 and April 3, 1999, respectively, and are reflected in other noncurrent liabilities in the accompanying balance sheets. Total compensation expense recorded was $2.6 million, $2.7 million and $4.9 million in fiscal 2000, 1999 and 1998, respectively. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected in other assets in the accompanying balance sheets.

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

12    STOCK INCENTIVE PROGRAM

            On June 9, 1997, the Board of Directors adopted the 1997 Long-Term Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan authorizes the grant of awards to any officer or other employee, consultant to, or director of the Company or any of its subsidiaries with respect to a maximum of 10.0 million shares of the Company's Class A Common Stock (the "Shares"), subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events, which awards may be made in the form of: (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code;
      (iii) stock appreciation rights; (iv) restricted stock and/or restricted stock units; (v) performance awards; and (vi) other stock-based awards. At April 1, 2000, the Company had an additional 2.6 million Shares reserved for issuance under this plan.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


            On June 9, 1997, the Board of Directors adopted the 1997 Stock Option Plan for Non- Employee Directors (the "Non-Employee Directors Plan"). Under the Non-Employee Directors Plan, grants of options to purchase shares of Class A Common Stock of up to 500,000 shares may be granted to non-employee directors. Stock options vest in equal installments over two years and expire ten years from the date of grant. In fiscal 2000, 1999 and 1998, the Board of Directors granted options to purchase 12,000, 28,500 and 30,000 shares, respectively, of Class A Common Stock with exercise prices equal to the stock's fair market value on the date of grant. At April 1, 2000, the Company had 429,500 options reserved for issuance under this plan.

            Stock options were granted in fiscal 2000, 1999 and 1998 under the Stock Incentive Plan with an exercise price equal to the stock's fair market value on the date of grant. These options vest in equal installments primarily over three years for officers and other key employees and over two years for all remaining employees. The options expire ten years from the date of grant. No compensation cost has been recognized in the accompanying financial statements in accordance with APB No. 25. If compensation cost had been recognized for stock options granted under the Stock Incentive Plan based on the fair value of the stock options at the grant date in accordance with SFAS No. 123, the Company's historical net income and net income per share in fiscal 2000 and 1999 and pro forma net income and pro forma net income per share for fiscal 1998 would have been reduced to the following pro forma amounts:

                                                 FISCAL YEAR
                                       2000          1999         1998

Pro forma net income                 $128,000      $77,953      $108,985
Pro forma net income per share -
    Basic and Diluted                $   1.29         0.78          1.09


            The Company used the Black-Scholes option-pricing model to determine the fair value of grants made. The weighted average fair value of options granted was $12.33, $14.02 and $12.62 per share in fiscal 2000, 1999 and 1998, respectively. The following assumptions were applied in determining the pro forma compensation cost:

                                                                                 FISCAL YEAR
                                                                  2000              1999                  1998

                 Risk-free interest rate                          5.81%              5.46%                6.45%
                 Expected dividend yield                              0%                0%                   0%
                 Weighted average expected
                     option life                                    6.0yrs            6.0yrs              5.45yrs
                 Expected stock price volatility                   65.0%             44.0%                42.0%

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


            Stock option activity for the Stock Incentive Plan and Non-Employee Directors Plan in fiscal 2000, 1999 and 1998 was as follows:

                                                WEIGHTED
                               NUMBER OF        AVERAGE
                                SHARES        EXERCISE PRICE

BALANCE AT MARCH 29, 1997            -        $       -
    Granted                      4,550            26.00
    Exercised                       --               --
    Forfeited                     (466)           26.00
                                ------        --------



BALANCE AT MARCH 28, 1998        4,084        $   26.00

    Granted                      1,736            27.70
    Exercised                       (4)           26.00
    Forfeited                     (518)           26.24
                                ------        ---------


BALANCE AT APRIL 3, 1999         5,298        $   26.53

    Granted                      2,767            19.07
    Exercised                       --             --
    Forfeited                     (815)           25.64
                                ------        --------


BALANCE AT APRIL 1, 2000         7,250        $   23.77
                               =======        =========

            At April 1, 2000, the weighted average remaining contractual life of outstanding options was 8.1 years, and 2.9 million shares were exercisable at a weighted average exercise price of $26.28 per share. The price range of options granted and outstanding at April 1, 2000, was $17.13 to $29.91 per share, 61.0% of which were in the range of $26.00 to $28.22 per share and 36.0% of which were in the range of $17.72 to $19.56 per share.

            In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases were made in the open market over the two-year period which commenced April 1, 1998. On March 2, 2000, the Board of Directors authorized a two-year extension to the stock repurchase program. Shares acquired under the repurchase program will be used for stock option programs and other corporate purposes. The repurchased shares have been accounted for as treasury stock at cost. At April 1, 2000, the Company had repurchased 2,952,677 shares of its Class A Common Stock at an aggregate cost of $57.3 million.

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

            As of April 1, 2000, aggregate minimum annual rental payments under noncancelable operating leases with lease terms in excess of one year were payable as follows:



   FISCAL YEAR ENDING
      2001       $ 83,503
      2002         74,630
      2003         64,981
      2004         61,319
      2005         58,209
Thereafter        317,717
                  -------

                 $660,359
                 ========


            Rent expense charged to operations was $66.7 million, $59.6 million and $53.9 million, net of sublease income of $1.7 million, $1.6 million and $1.5 million, in fiscal 2000, 1999 and 1998, respectively. Substantially all outlet and retail store leases provide for contingent rentals based upon sales and require the Company to pay taxes, insurance and occupancy costs. Certain rentals are based solely on a percentage of sales, and one significant lease requires a fair market value adjustment at January 1, 2004. Contingent rental charges included in rent expense were $5.3 million, $4.1 million and $3.2 million in fiscal 2000, 1999 and 1998, respectively.

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

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


      TAXES

            The predecessor of Poloco, which was acquired by the Company in January 2000, has been subject to a tax audit in France for the years 1996, 1997 and 1998. In late December, 1999, the French tax authorities issued a notification preliminarily advising that additional taxes, penalties and interest would be due for the years in question. Poloco and its former parent, S.A. Louis Dreyfus ("Dreyfus") are contesting the assessment. The Company is indemnified by Dreyfus under the purchase agreement between them.

      LEGAL MATTERS

            The Company is a defendant in a purported national class action lawsuit filed in the Delaware Supreme Court in July 1997. The plaintiff has brought the action allegedly on behalf of a class of persons who purchased products at the Company's outlet stores throughout the United States at any time since July 15, 1991. The complaint alleges that advertising and marketing practices used by the Company in connection with the sale of its products at its outlet stores violate guidelines established by the Federal Trade Commission and the consumer protection statutes of Delaware and other states with statutes similar to Delaware's Consumer Fraud Act and Delaware's Consumer Contracts Act. The lawsuit seeks, on behalf of the class, compensatory and punitive damages as well as attorneys' fees. The Company answered the complaint and filed a motion for judgment on the pleadings. At a hearing on that motion on March 5, 1999, the Court ruled that the plaintiff must file an amended complaint within 30 days in order to avoid dismissal. The plaintiff filed an amended complaint, essentially containing the same allegations as the initial complaint, which the Company answered on April 26, 1999. On August 5, 1999, the Company again filed a motion for judgment on the pleadings and, on September 3, 1999, the plaintiff filed a brief in opposition to such motion for judgment. On November 19, 1999, the Company and the plaintiff entered into a Stipulation and Agreement of Compromise, Settlement and Agreement in which the Company denies all allegations in the amended complaint. None of the provisions in the proposed settlement will have a material adverse impact on the business and financial condition of the Company. On January 10, 2000, the Court granted preliminary approval to the proposed settlement. Following the preliminary approval of the proposed settlement by the Court, plaintiffs' counsel conducted informal discovery (by interviewing Company employees) regarding several of Polo's practices. By February 1, 2000, notice of the settlement was published in a publication of national circulation and mailed to persons listed on the Company's outlet stores' customer list. On April 18, 2000, the Court signed the Final Judgment and Order Approving Settlement.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


            In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that source apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various Federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising and seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California and subsequently transferred to the United States District Court for the District of Hawaii, is brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the Federal civil RICO statute, Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. Although the Company was not named as a defendant in these suits, the Company sources products in Saipan, and counsel for the plaintiffs in these actions informed the Company that it is a potential defendant in these or similar actions. The Company has since entered into an agreement to settle any claims for nonmaterial consideration. The settlement agreement is subject to court approval. The Company has denied any liability and is not in a position to evaluate the likelihood of a favorable or unfavorable outcome if the settlement is not approved and litigation proceeds against the Company.

            As part of the settlement, the Company has since been named as a defendant, along with certain other apparel companies in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., in the San Francisco County Superior Court for the District of Hawaii, that mirror portions of the larger State and Federal Court actions but do not include RICO and certain of the other claims alleged in those actions. The newly filed actions against the Company are expected to remain inactive unless settlement is not finally approved by the Federal Court.

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

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


14    QUARTERLY INFORMATION (UNAUDITED)

            The following is a summary of certain unaudited quarterly financial information for fiscal 2000 and 1999:

                                     JULY 3,         OCT. 2,       JAN. 1,        APRIL 1,
FISCAL 2000                           1999           1999           2000           2000
Net revenues                        $434,421       $543,885       $510,299       $466,923
Gross profit                         216,975        269,415        239,580        227,168
Net income                            24,110         55,349         32,268         31,770
Net income per share -
            Basic and Diluted       $   0.24       $   0.56       $   0.33       $    .32
Shares outstanding - Basic            99,533         99,117         98,808         98,243
Shares outstanding - Diluted          99,704         99,251         98,938         98,347

                                       JUNE 27,       SEPT. 26,       DEC. 26,         APRIL 3,
FISCAL 1999                             1998            1998            1998            1999

Net revenues                        $ 358,776       $ 474,806       $ 447,530       $ 445,747
Gross profit                          182,614         233,711         206,869         199,079
Net income (loss)                      22,711          49,919          25,351          (7,431)
Net income (loss) per share -
      Basic and Diluted             $    0.23       $    0.50       $    0.25       ($    .07)
Shares outstanding - Basic            100,195          99,827          99,623          99,623
Shares outstanding - Diluted          100,570          99,878          99,674          99,783

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

            The retail segment operates two types of stores: outlet and full price stores, including flagship stores. The stores sell the Company's products purchased from the Company's wholesale segment, its licensees and its suppliers.

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

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


            The Company's net revenues, income from operations, depreciation and amortization expense and capital expenditures for fiscal 2000, 1999 and 1998, and total assets as of April 1, 2000, April 3, 1999 and March 28, 1998 for each segment were as follows:

                                                             FISCAL YEAR
                                              2000             1999             1998
NET REVENUES:
    Wholesale                             $  885,246       $  859,498       $  742,674
    Retail                                   833,980          659,352          570,751
    Licensing                                236,302          208,009          167,119
                                          ----------       ----------       ----------
                                          $1,955,528       $1,726,859       $1,480,544
                                          ----------       ----------       ----------



INCOME FROM OPERATIONS:
    Wholesale                             $   81,139       $   59,796       $   48,889
    Retail                                    26,176           31,840           61,622
    Licensing                                149,900          122,509           89,244
                                          ----------       ----------       ----------
                                             257,215          214,145          199,755
    Less: Unallocated restructuring
        charge                                    --           58,560               --
    Add: Cumulative effect of
        pre-tax accounting change              6,696               --               --
                                          ----------       ----------       ----------

                                          $  263,911       $  155,585       $  199,755
                                          ==========       ==========       ==========


DEPRECIATION AND AMORTIZATION:
    Wholesale                             $   23,004       $   21,111       $   13,350
    Retail                                    36,393           20,349           10,956
    Licensing                                  6,883            4,954            3,096
                                          ----------       ----------       ----------

                                          $   66,280       $   46,414       $   27,402
                                          ==========       ==========       ==========


CAPITAL EXPENDITURES:
    Wholesale                             $   16,219       $   32,013       $   23,470
    Retail                                    60,778           59,568           30,129
    Licensing                                  3,813            7,817            4,178
    Corporate                                 41,200       $   42,294            5,302
                                          ----------       ----------       ----------

                                          $  122,010       $  141,692       $   63,079
                                          ==========       ==========       ==========

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

                       APRIL 1,          APRIL 3,         MARCH 28,
                        2000              1999             1998
TOTAL ASSETS:
    Wholesale       $  611,740       $  376,154       $  348,687
    Retail             614,472          424,203          286,500
    Licensing           97,090           73,389           71,531
    Corporate          297,260          230,838          118,412
                    ----------       ----------       ----------

                    $1,620,562       $1,104,584       $  825,130
                    ==========       ==========       ==========

            A substantial portion of the Company's net revenues and income from operations was derived from the United States in fiscal 2000, 1999 and 1998. The Company's long-lived assets by geographic location as of April 1, 2000, April 3, 1999 and March 28, 1998 were as follows:

                                APRIL 1,       APRIL 3,      MARCH 28,
                                 2000           1999          1998
   LONG-LIVED ASSETS:
United States                 $306,439       $233,995       $168,719
Other foreign countries         66,538         27,804          6,629
                              --------       --------       --------
                              $372,977       $261,799       $175,348
                              ========       ========       ========

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Polo Ralph Lauren Corporation New York, New York

     We have audited the consolidated financial statements of Polo Ralph Lauren Corporation and subsidiaries (the "Company"), as of April 1, 2000 and April 3, 1999, and for each of the three years in the period ended April 1, 2000, and have issued our report thereon dated May 19, 2000; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Polo Ralph Lauren Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
May 19, 2000

                                                                     SCHEDULE II

                          POLO RALPH LAUREN CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS



            DESCRIPTION              BALANCE AT      CHARGED TO     CHARGED TO                   BALANCE AT
                                    BEGINNING OF     COSTS AND        OTHER                        END OF
                                        YEAR          EXPENSES       ACCOUNTS      DEDUCTIONS       YEAR
                                    ------------     ----------     ----------     ----------    ----------

YEAR ENDED APRIL 1, 2000
Allowance for doubtful accounts       $ 7,147       $ 2,734       $     0            $121(a)       $ 9,760

Allowance for sales discounts           6,348        34,098             0          33,575            6,871
                                      -------       -------       -------         -------          -------


                                      $13,495       $36,832       $     0         $33,696          $16,631
                                      =======       =======       =======         =======          =======

YEAR ENDED APRIL 3, 1999
Allowance for doubtful accounts       $ 6,647       $ 1,060       $     0            $560(a)       $ 7,147

Allowance for sales discounts           5,800        34,320             0          33,772            6,348
                                      -------       -------       -------         -------          -------


                                      $12,447       $35,380       $     0         $34,332          $13,495
                                      =======       =======       =======         =======          =======

YEAR ENDED MARCH 28, 1998
Allowance for doubtful accounts       $ 6,289       $ 1,155       $     0            $797(a)       $ 6,647

Allowance for sales discounts           6,556        30,539             0          31,295            5,800
                                      -------       -------       -------          ------          -------

                                      $12,845       $31,694       $     0         $32,092          $12,447
                                      =======       =======       =======         =======          =======



------------------------------
(a) Accounts written-off as uncollectible.

                                POWER-OF-ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ralph Lauren, F. Lance Isham, Roger N. Farah and Nancy A. Platoni Poli, and each of them, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K for the fiscal year ended April 1, 2000 of Polo Ralph Lauren Corporation, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURE                                  TITLE(S)                                   DATE
---------                                  --------                                   ----
/s/ Ralph  Lauren                          Chairman of the Board of Directors and    June 26, 2000
-----------------------------------        Chief Executive Officer (Principal
Ralph Lauren                               Executive Officer)


/s/ F. Lance Isham                         Vice Chairman of the Board of             June 26, 2000
-----------------------------------        Directors
F. Lance Isham

/s/ Roger N. Farah                         President, Chief Operating Officer and    June 26, 2000
-----------------------------------        Director
Roger N. Farah


/s/ Nancy A. Platoni Poli                  Senior Vice President and Chief           June 26, 2000
-----------------------------------        Financial Officer (Principal Financial
Nancy A. Platoni Poli                      and Accounting Officer)


/s/ Frank A. Bennack, Jr.                  Director                                  June 26, 2000
-----------------------------------
Frank A. Bennack, Jr.

/s/ Joel L. Fleishman                      Director                                  June 26, 2000
-----------------------------------
Joel L. Fleishman

/s/ Richard Friedman                       Director                                  June 26, 2000
-----------------------------------
Richard Friedman

/s/ Allen Questrom                         Director                                  June 26, 2000
-----------------------------------
Allen Questrom

/s/ Terry S. Semel                         Director                                  June 26, 2000
-----------------------------------
Terry S. Semel

                          POLO RALPH LAUREN CORPORATION

                                INDEX TO EXHIBITS

        EXHIBIT      DESCRIPTION                                                      PAGE
        NUMBER
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company (filed as Exhibit 3.1 to the Company's Registration
                  Statement on Form S-1 (File No. 333-24733) (the 'S-1'))*

         3.2      Amended and Restated By-laws of the Company (filed as Exhibit
                  3.2 to the S-1)*

         10.1     Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive
                  Plan (filed as Exhibit 10.1 to the S-1)*+

         10.2     Polo Ralph Lauren Corporation 1997 Stock Option Plan for
                  Non-Employee Directors (filed as Exhibit 10.2 to the S-1)*+

         10.3     Polo Ralph Lauren Corporation Executive Officer Annual
                  Incentive Plan+

         10.4 Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital
                  Partners PRL Holding I, L.P., GS Capital Partners PRL Holding
                  II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994
                  Subsidiary Corp., Bridge Street Fund 1994, L.P., and Polo
                  Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*

         10.5 U.S.A. Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren
                  Design Studio, and Cosmair, Inc., and letter agreement related thereto dated January 1, 1985** (filed as Exhibit 10.4 to the
                  S-1)*

         10.6 Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky Lauren and Mark N. Kaplan, as Licensor, and
                  Cosmair, Inc., as Licensee, and letter agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the
                  S-1)*

         10.7     Foreign Design and Consulting Agreement, dated January 1,
                  1985, between Ralph Lauren, individually and d/b/a Ralph
                  Lauren Design Studio, as Licensor, and L'Oreal S.A., as
                  Licensee, and letter agreements related thereto dated January
                  1, 1985, September 16, 1994 and October 25, 1994** (filed as
                  Exhibit 10.6 to the S-1)*

         10.8 Restated Foreign License Agreement, dated January 1, 1985, between The Polo/Lauren Company, as Licensor, and L'Oreal
                  S.A., as Licensee, letter Agreement related thereto dated
                  January 1, 1985, and Supplementary Agreement thereto, dated
                  October 1, 1991** (filed as Exhibit 10.7 to the S-1)*

         10.9     Amendment, dated November 27, 1992, to Foreign Design And
                  Consulting Agreement and Restated Foreign License Agreement**
                  (filed as Exhibit 10.8 to the S-1)*

         10.10    License Agreement, made as of January 1, 1998, between Ralph
                  Lauren Home Collection, Inc. and WestPoint Stevens Inc. **
                  (filed as Exhibit 10.9 to the Company's Annual Report on Form
                  10-K for the Fiscal Year ended March 28, 1998 (the "Fiscal
                  1998 10-K"))*

         10.11    License Agreement, dated March 1, 1998, between The
                  Polo/Lauren Company, L.P. and Polo Ralph Lauren Japan Co.,
                  Ltd., and undated letter agreement related thereto** (filed as Exhibit 10.10 to the S-1)*

         10.12    Design Services Agreement, dated March 1, 1998, between Polo
                  Ralph Lauren Enterprises, L.P. and Polo Ralph Lauren Japan
                  Co., Ltd.** (filed as Exhibit 10-11 to the S-1)*

         10.13 Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones
                  Apparel Group, Inc. ** (filed as Exhibit 10.25 to the Fiscal
                  1998 10-K)*

         10.14 License Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones Apparel
                  Group, Inc.** (filed as Exhibit 10.26 to the Fiscal 1998
                  10-K)*

         10.15    Stockholders Agreement dated as of June 9, 1997 among Polo
                  Ralph Lauren Corporation, GS Capital Partners, L.P., GS
                  Capital Partners PRL Holding I, L.P., GS Capital Partners PRL
                  Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street
                  1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., Mr.
                  Ralph Lauren, RL Holding, L.P. and RL Family (filed as Exhibit
                  10.22 to the S-1)*

         10.16 Form of Credit Agreement between Polo Ralph Lauren Corporation and The Chase Manhattan Bank (filed as Exhibit 10.24 to the
                  S-1)*

         10.17    Form of Guarantee and Collateral Agreement by Polo Ralph
                  Lauren Corporation in favor of The Chase Manhattan Bank (filed as Exhibit 10.25 to the S-1)*

         10.18    Credit Agreement between Polo Ralph Lauren Corporation and the
                  Chase Manhattan Bank dated as of March 30, 1999 (filed as
                  Exhibit 10.20 to the Fiscal 1999 10-K)*

         10.19 Fiscal and Paying Agency Agreement dated November 22, 1999 among Polo Ralph Lauren Corporation, its subsidiary guarantors and The Bank of New York, as fiscal and principal paying agent
                  (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 1, 2000)*

         10.20    Stock and Asset Purchase Agreement between Polo Ralph Lauren
                  Corporation and S.A. Louis Dreyfus, dated November 23, 1999
                  (filed as Exhibit 2.1 to the Form 8-K filed January 10, 2000)*

         10.21    Form of Indemnification Agreement between Polo Ralph Lauren
                  Corporation and its Directors and Executive Officers (filed as
                  Exhibit 10.26 to the S-1)*

         10.22    Amended and Restated Employment Agreement effective April 4,
                  1999 between Ralph Lauren and Polo Ralph Lauren Corporation
                  (filed as Exhibit 10.23 to the Fiscal 1999 Form 10-K)*+

         10.23    Deferred Compensation Agreement dated April 2, 1995 between F.
                  Lance Isham and Polo Ralph Lauren, L.P.(filed as Exhibit 10.14 to the S-1)*+

         10.24    Amendment to Deferred Compensation Agreement made as of
                  November 10, 1998 between F. Lance Isham and Polo Ralph Lauren
                  Corporation+ (filed as Exhibit 10.14 to the Fiscal 1999
                  10-K)*+

         10.25    Amended and Restated Employment Agreement effective November
                  10, 1998 between F. Lance Isham and Polo Ralph Lauren
                  Corporation (filed as Exhibit 10.16 to the Fiscal 1999 10-K)*+

         10.26    Employment Agreement effective April 12, 2000 between Polo
                  Ralph Lauren Corporation and Roger N. Farah+

         10.27    Employment Agreement effective April 1, 2000 between Polo
                  Ralph Lauren Corporation and Victor Cohen+

         10.28    Employment Agreement effective January 1, 2000 between Polo
                  Ralph Lauren Corporation and Douglas L. Williams+

         21.1     List of Significant Subsidiaries of the Company.

         24.1     Powers of Attorney.

         27.1     Financial Data Schedule.


       ----------


         *        Incorporated herein by reference.

         + Exhibit is a management contract or compensatory plan or arrangement.

         ** Portions of Exhibits 10.5 - 10.14 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.