Form 10-Q
period 2000-07-01
POLO RALPH LAUREN CORP
filed 2000-08-15
CIK 1037038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

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

Yes |X|   No |_|

At August 10, 2000, 30,921,874 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

================================================================================

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q


PART 1.  FINANCIAL INFORMATION

                                                                           PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets as of July 1, 2000 (Unaudited)
           and April 1, 2000 .............................................     3

         Consolidated Statements of Income for the three months ended
           July 1, 2000 and July 3, 1999 (Unaudited) .....................     4

         Consolidated Statements of Cash Flows for the three months ended
           July 1, 2000 and July 3, 1999 (Unaudited) .....................   5-6

         Notes to Consolidated Financial Statements ......................  7-11

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ................. 12-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......    18


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................    19

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   JULY 1,               APRIL 1,
                                                                                     2000                 2000
                                                                                ----------------      ------------
                                                                                 (UNAUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                                                  $    139,907          $   164,571
     Accounts receivable, net of allowances of $15,619 and $16,631 respectively      172,063              204,447
     Inventories                                                                     446,624              390,953
     Deferred tax assets                                                              40,297               40,378
     Prepaid expenses and other                                                       49,149               52,542
                                                                                ------------          -----------

                              TOTAL CURRENT ASSETS                                   848,040              852,891

Property and equipment, net                                                          375,071              372,977
Deferred tax assets                                                                   10,801               11,068
Goodwill, net                                                                        271,251              277,822
Other assets, net                                                                    103,876              105,804
                                                                                ------------          -----------

                                                                                $  1,609,039          $ 1,620,562
                                                                                ============          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes and acceptances payable - banks                                      $     67,418          $    86,131
     Accounts payable                                                                175,567              151,281
     Income taxes payable                                                              7,819                    -
     Accrued expenses and other                                                      120,050              168,816
                                                                                ------------          -----------

                              TOTAL CURRENT LIABILITIES                              370,854              406,228

Long-term debt                                                                       343,368              342,707
Other noncurrent liabilities                                                         111,663               99,190

Stockholders' equity
     Common Stock
     Class A, par value $.01 per share; 500,000,000 shares
       authorized; 34,500,653 and 34,381,655 shares issued, respectively                 345                  344
     Class B, par value $.01 per share; 100,000,000 shares
       authorized; 43,280,021 shares issued and outstanding                              433                  433
     Class C, par value $.01 per share; 70,000,000 shares
       authorized; 22,720,979 shares issued and outstanding                              227                  227
     Additional paid-in-capital                                                      452,029              450,030
     Retained earnings                                                               394,768              370,785
     Treasury Stock, Class A, at cost (3,427,706 and 2,952,677 shares)               (65,344)             (57,346)
     Accumulated other comprehensive income                                            4,248                9,655
     Unearned compensation                                                            (3,552)              (1,691)
                                                                                ------------          -----------

                              TOTAL STOCKHOLDERS' EQUITY                             783,154              772,437
                                                                                ------------          -----------

                                                                                $  1,609,039          $ 1,620,562
                                                                                ============          ===========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                        ----------------------------------
                                                                           JULY 1,                JULY 3,
                                                                            2000                   1999
                                                                        -------------         -------------
Net sales                                                               $    433,727           $    384,472
Licensing revenue                                                             52,436                 47,876
Other income                                                                   1,134                  2,073
                                                                        -------------         -------------

  Net revenues                                                               487,297                434,421

Cost of goods sold                                                           234,750                217,446
                                                                        -------------         -------------

  Gross profit                                                               252,547                216,975

Selling, general and administrative expenses                                 206,400                167,098
                                                                        -------------         -------------

  Income from operations                                                      46,147                 49,877

Interest expense                                                               6,505                  2,488
                                                                        -------------         -------------

  Income before income taxes and cumulative effect of change
    in accounting principle                                                   39,642                 47,389

Provision for income taxes                                                    15,659                 19,312
                                                                        -------------         -------------

  Income before cumulative effect of change in accounting principle           23,983                 28,077

Cumulative effect of change in accounting principle, net of taxes                  -                  3,967
                                                                        -------------         -------------

  Net income                                                            $      23,983         $      24,110
                                                                        =============         =============

Income per share before cumulative effect of change in
  accounting principle - Basic and Diluted                              $        0.25         $        0.28
Cumulative effect of change in accounting principle - Basic and Diluted $        0.00         $        0.04
                                                                        -------------         -------------

Net income per share - Basic and Diluted                                $        0.25         $        0.24
                                                                        =============         =============

Weighted average common shares outstanding - Basic                         97,092,017            99,533,454
                                                                        =============         =============

Weighted average common shares outstanding - Diluted                       97,350,907            99,704,140
                                                                        =============         =============

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                 ---------------------------------------
                                                                                       JULY 1,               JULY 3,
                                                                                        2000                   1999
                                                                                 -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $  23,983             $  24,110
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                       20,327                11,417
       Cumulative effect of change in accounting principle                                      -                 3,967
       Provision for losses on accounts receivable                                            904                   639
       Changes in deferred liabilities                                                      9,323                  (162)
        Other                                                                                 554                 1,845
       Changes in assets and liabilities, net of acquisition
              Accounts receivable                                                          31,480                 9,563
              Inventories                                                                 (56,646)              (26,409)
              Prepaid expenses and other                                                    3,393                11,349
              Other assets, net                                                             2,348                (2,243)
              Accounts payable                                                             24,884                (2,232)
              Income taxes payable and accrued expenses and other                         (17,970)              (12,356)
                                                                                 -----------------   -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  42,580                19,488
                                                                                 -----------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment, net                                           (17,987)              (13,414)
       Acquisition, net of cash acquired                                                  (21,637)              (50,824)
       Proceeds from release of restricted cash held for Club Monaco acquisition                -                44,217
       Cash surrender value - officers' life insurance, net                                (1,108)               (1,721)
                                                                                 -----------------   -------------------

NET CASH USED IN INVESTING ACTIVITIES                                                     (40,732)              (21,742)
                                                                                 -----------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Repurchases of common stock                                                         (7,998)               (6,499)
       (Repayments of) proceeds from short-term borrowings, net                           (18,713)               10,000
       Repayments of long-term debt                                                             -               (37,358)
       Proceeds from long-term debt                                                             -                35,783
                                                                                 -----------------   -------------------

NET CASH USED IN (PROVIDED BY) FINANCING ACTIVITIES                                       (26,711)                1,926
                                                                                 -----------------   -------------------

Effect of exchange rate changes on cash                                                       199                     -
                                                                                 -----------------   -------------------

Net decrease in cash and cash equivalents                                                 (24,664)                 (328)
Cash and cash equivalents at beginning of period                                          164,571                44,458
                                                                                 -----------------   -------------------
Cash and cash equivalents at end of period                                              $ 139,907             $  44,130
                                                                                 =================   ===================

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                 ---------------------------------------
                                                                                       JULY 1,               JULY 3,
                                                                                        2000                   1999
                                                                                 -----------------   -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest                                                           $   2,742             $   2,554
                                                                                 =================   ===================
       Cash paid for income taxes                                                       $   3,077             $  11,218
                                                                                 =================   ===================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
       Fair value of assets acquired, excluding cash                                                          $ 110,617
        Less:
       Cash paid                                                                                                 50,824
                                                                                 -----------------   -------------------
       Liabilities assumed                                                                                    $  59,793
                                                                                                     ===================





                 See accompanying notes to financial statements.

1    BASIS OF PRESENTATION

     (A) UNAUDITED INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements include the results of operations of Polo Ralph Lauren Corporation and subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the April 1, 2000 audited consolidated financial statements of the Company. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

         Operating results for the three months ended July 1, 2000 and July 3, 1999 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 2000 audited consolidated financial statements.

     (B) ACQUISITION

         On January 6, 2000, the Company completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates ("Poloco"), which hold licenses to sell men's and boys' Polo apparel, men's and women's Polo Jeans apparel, and certain Polo accessories in Europe. In addition to acquiring Poloco's wholesale business, the Company acquired one flagship store in Paris and six outlet stores located in France, the United Kingdom and Austria. The Company acquired Poloco for an aggregate cash consideration of $209.7 million, plus the assumption of $10.0 million in short-term debt. The Company used a portion of the net proceeds from the Eurobond Offering (as defined) to finance this acquisition. During the quarter ended July 1, 2000, the final 10% of the acquisition price for Poloco in the amount of $21.6 million was distributed in accordance with the terms of the agreement. This acquisition has been accounted for as a purchase. The March 31, 2000 consolidated balance sheet and January 6, 2000 combined balance sheet of Poloco have been included in the accompanying July 1, 2000 and April 1, 2000 consolidated balance sheets, respectively, and the Company has consolidated the results of operations of Poloco for the three months ended March 31, 2000 in the July 1, 2000 results of operations. The purchase price has been preliminarily allocated based upon fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of approximately $206.5 million, which has been recorded as goodwill and is being amortized on a straight-line basis over an estimated useful life of 40 years.

         The following table sets forth unaudited pro forma combined statement of income information for the three months ended July 3, 1999 which present the effects on the Company's historical results as if the acquisition of Poloco occurred at the beginning of the period:

                                                                   QUARTER ENDED
                                                                    JULY 3, 1999
                                                                     (UNAUDITED)

        Pro forma net revenues                                       $  499,321
        Pro forma net income                                             33,864
        Pro forma net income per share- Basic and Diluted                   .34

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

2    COMPREHENSIVE INCOME

         For the three months ended July 1, 2000, comprehensive income was as follows:

                                                                   QUARTER ENDED
                                                                    JULY 1, 2000

           Net income                                                 $  23,983

           Other comprehensive loss, net of taxes:
              Foreign currency translation adjustments                   (5,407)
                                                                      ---------
           Comprehensive income                                       $  18,576
                                                                      =========

         Income tax benefit related to foreign currency translation adjustments was $3.5 million in the three months ended July 1, 2000.

         For the three months ended July 3, 1999, comprehensive income was equal to net income.

3    RECENTLY ISSUED PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement addresses a limited number of implementation issues for entities applying SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of fiscal year ending March 30, 2002, and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

4    INVENTORIES

                                                JULY 1,                 APRIL 1,
                                                 2000                     2000

        Raw materials                          $  14,133               $  13,649
        Work-in-process                            8,345                   6,337
        Finished goods                           424,146                 370,967
                                               ---------               ---------
                                               $ 446,624               $ 390,953
                                               =========               =========

5    RESTRUCTURING CHARGE

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

         In connection with the implementation of the Restructuring Plan, the Company recorded a pre-tax restructuring charge of $58.6 million in its fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity through July 1, 2000 were as follows:

                                                                           LEASE AND
                                        SEVERANCE AND     ASSET            CONTRACT
                                        TERMINATION       WRITE            TERMINATION       OTHER
                                        BENEFITS          DOWNS            COSTS             COSTS        TOTAL
         Balance at April 1, 2000 ..... $  7,265          $   -            $  4,878          $ 140       $12,283

         2001 activity ................     (856)             -              (1,228)             -        (2,084)
                                        --------          -----            --------          -----       -------
         Balance at July 1, 2000 ...... $  6,409          $   -            $  3,650          $ 140       $10,199
                                        ========          =====            ========          =====       =======

         Total severance and termination benefits as a result of the Restructuring Plan relate to approximately 280 employees, all of which have been terminated. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $29.3 million of which have been paid to date. The Company completed the implementation of the Restructuring Plan in fiscal 2000.

6    SEGMENT REPORTING

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

         The Company's net revenues and income from operations for the three months ended July 1, 2000 and July 3, 1999 by segment were as follows:

                                                       THREE MONTHS ENDED
                                                  JULY 1,             JULY 3,
                                                   2000                1999

         NET REVENUES:
           Wholesale                              $ 226,154           $ 196,651
           Retail                                   208,707             189,894
           Licensing                                 52,436              47,876
                                                  ---------           ---------
                                                  $ 487,297           $ 434,421
                                                  =========           =========

         INCOME FROM OPERATIONS:
           Wholesale                              $  21,264           $  11,781
           Retail                                       (61)              8,100
           Licensing                                 24,944              23,300
                                                  ---------           ---------
                                                     46,147              43,181

           Add: Cumulative effect of change
           in accounting principle before taxes           -               6,696
                                                  ---------           ---------
                                                  $  46,147           $  49,877
                                                  =========           =========

         The Company's net revenues for the three months ended July 1, 2000 and July 3, 1999 and its long-lived assets as of July 1, 2000 and April 1, 2000 by geographic location were as follows:

                                                       THREE MONTHS ENDED
                                                  JULY 1,             JULY 3,
                                                   2000                1999

         NET REVENUES:
           United States                          $ 394,830           $ 400,849
           France                                    50,860               2,891
           Other foreign countries                   41,607              30,681
                                                  ---------           ---------
                                                  $ 487,297           $ 434,421
                                                  =========           =========

                                                  JULY 1,             APRIL 1,
                                                   2000                2000

         LONG-LIVED ASSETS:
           United States                          $ 307,089           $ 306,439
           Other foreign countries                   67,982              66,538
                                                  ---------           ---------
                                                  $ 375,071           $ 372,977
                                                  =========           =========

                          POLO RALPH LAUREN CORPORATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto which are included herein. The Company utilizes a 52-53 week fiscal year ending on the Saturday nearest March 31. Fiscal years 2001 and 2000 end on March 31, 2001 and April 1, 2000, respectively. Due to the collaborative and ongoing nature of the Company's relationships with its licensees, such licensees are referred to herein as "licensing partners" and the relationships between the Company and such licensees are referred to herein as "licensing alliances." Notwithstanding these references, however, the legal relationship between the Company and its licensees is one of licensor and licensee, and not one of partnership.

     Certain statements in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward- looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," " we believe," "is or remains optimistic," "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company's competitors; changes in global economic conditions; risks associated with the Company's dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with the Company's dependence on its licensing partners for a substantial portion of its net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which the Company operates, including the Company's ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and its ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to the Company's ability to implement its growth strategies; risks associated with the Company's entry into new markets either through internal development activities or through acquisitions; risks associated with the possible adverse impact of the Company's unaffiliated manufacturers' inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign

                          POLO RALPH LAUREN CORPORATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     The following discussion provides information and analysis of the Company's results of operations for the three months ended July 1, 2000 compared to July 3, 1999. The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three months ended July 1, 2000 and July 3, 1999:

                                                           JULY 1,       JULY 3,
                                                            2000          1999
                                                            ----          ----

Net sales                                                   89.0%          88.5%
Licensing revenue                                           10.8           11.0
Other income                                                 0.2            0.5
                                                           -----          -----
Net revenues                                               100.0          100.0
                                                           -----          -----
Gross profit                                                51.8           49.9
Selling, general and administrative expenses                42.4           38.5
                                                           -----          -----

Income from operations                                       9.4           11.4
Interest expense                                             1.3             .5
                                                           -----          -----

Income before income taxes and
   accounting change                                         8.1%          10.9%
                                                           ======         ======


THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JULY 3, 1999

     NET SALES. Net sales increased 12.8% to $433.7 million in the three months ended July 1, 2000 from $384.5 million in the three months ended July 3, 1999. Wholesale net sales increased 15.6% to $225.0 million in the three months ended July 1, 2000 from $194.6 million in the corresponding period of fiscal 1999. Wholesale growth primarily reflects the benefit of three months of operations for Poloco's wholesale division acquired on January 6, 2000. This increase was offset by the negative impact caused by a change in the timing of Fall shipments to retailers in the three months ended July 1, 2000 compared to the prior period last year. Retail sales increased by 9.9% to $208.7 million in the three months ended July 1, 2000 from $189.9 million in the corresponding period in fiscal 2000. This increase is primarily attributable to the $28.3 million benefit from the following: (a) new store openings in the three months ended July 1, 2000 (seven outlet stores, net of store closures); (b) a full quarter of revenues for new stores opened in fiscal 2000; and (c) the inclusion of the results of one flagship and six outlet stores purchased in connection with the acquisition of Poloco. Although the Company's stores remain highly productive, comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased by 5.6%. The decline was due to a promotionally driven retail environment and the effects of a mature and challenging outlet store environment. At July 1, 2000, the Company operated 46 Polo stores, 123 outlet stores and 71 Club Monaco stores.

     LICENSING REVENUE. Licensing revenue increased 9.5% to $52.4 million in the three months ended July 1, 2000 from $47.9 million in the corresponding period of fiscal 2000. This increase is primarily attributable to increases in sales of existing licensed products, particularly women's and children's products.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 51.8% in the three months ended July 1, 2000 from 49.9% in the corresponding period of fiscal 2000. This increase was mainly attributable to the increase in licensing revenue which has no associated cost of goods sold. Wholesale gross margins increased significantly as a result of the acquisition of Poloco, which generates higher margins than the Company's domestic wholesale operations, and savings in the costs associated with the sourcing of the Company's products. Retail gross margins were relatively consistent with the comparable prior period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues increased to 42.4% in the three months ended July 1, 2000 from 38.5% of net revenues in the corresponding period of fiscal 2000. This increase in SG&A expenses as a percentage of net revenues was primarily due to an increase in depreciation and amortization expense associated with the Company's shop-within-shops development program and other capital projects as well as start-up costs associated with the expansion of the Company's retail operations.

     INTEREST EXPENSE. Interest expense increased to $6.5 million in the three months ended July 1, 2000 from $2.5 million in the comparable period in fiscal 2000. This increase was due to a higher level of borrowings during the current quarter attributable to the additional financing used for the acquisition of Poloco.

     INCOME TAXES. The effective tax rate decreased to 39.5% in the three months ended July 1, 2000 from 40.8% in the corresponding period in fiscal 2000. This decline is primarily a result of the benefit of tax strategies implemented by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations and credit facilities.

     Net cash provided by operating activities increased to $42.6 million in the three months ended July 1, 2000 from $19.5 million in the comparable period in fiscal 2000. This improvement was driven by favorable changes in accounts receivable and accounts payable as a result of timing (i.e., customer remittances and payments to vendors). Net cash provided by operating activities was negatively impacted by increases in inventory levels during the current quarter as a result of seasonality, the timing of shipments to retailers and the overall growth of the business. Net cash used in investing activities increased to $40.7 million in the three months ended July 1, 2000 from $21.7 million in the comparable period in fiscal 2000. This increase principally reflects the use of $21.6 million to complete the acquisition of Poloco in the three months ended July 1, 2000. Net cash used in financing activities increased to $26.7 million in the three months ended July 1, 2000 from net cash provided by financing activities of $1.9 million in the comparable period in fiscal 2000. This increase is primarily due to the use of funds to repay short-term borrowings under the Credit Facilities (as defined below) and to repurchase shares of the Company's common stock in the three months ended July 1, 2000.

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

     On November 22, 1999, the Company issued euro 275.0 million of 6.125 percent Notes (the "Eurobonds") due November 2006 (the "Eurobond Offering"). The Eurobonds are listed on the London Stock Exchange. The net proceeds from the Eurobond Offering were $281.5 million based on the foreign exchange rate on the issuance date. Interest on the Eurobonds is payable annually. A portion of the net proceeds from the issuance was used to pay down existing debt under the Company's Credit Facilities and to acquire Poloco.

     As of July 1, 2000, the Company had $67.4 million outstanding in direct borrowings, $80.0 million outstanding under the Term Loan and $263.4 million outstanding in Eurobonds based on the quarter end exchange rate. The Company was also contingently liable for $54.6 million in outstanding letters of credit related to commitments for the purchase of inventory and in connection with its leases under the Credit Facilities. The weighted average interest rate on borrowings at July 1, 2000, was 6.0%.

     Capital expenditures were $18.0 million and $13.4 million in the three months ended July 1, 2000 and July 3, 1999, respectively. Capital expenditures primarily reflect costs associated with the following: (i) the Company's expansion of its distribution facilities; (ii) the shop-within-shops development program which includes new shops, renovations and expansions; (iii) the expansion of the Company's retail operations; and (iv) additional purchases of information systems. The Company plans to invest approximately $150.0 million, net of landlord incentives, over the current fiscal year primarily for its retail concepts, outlet and Club Monaco stores, its European expansion, the shop-within-shops development program, its information systems and other capital projects.

     In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan were made in the open market over a two-year period which commenced April 1, 1998. On March 2, 2000, the Board of Directors authorized a two-year extension to the stock repurchase program. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of July 1, 2000, the Company had repurchased 3,427,706 shares of its Class A Common Stock at an aggregate cost of $65.3 million.

     Management believes that cash from ongoing operations and funds available under the Credit Facilities and from the Eurobond Offering will be sufficient to satisfy the Company's current level of operations, the Restructuring Plan, capital requirements, the stock repurchase program and other corporate activities for the next 12 months. Additionally, the Company does not currently intend to pay dividends on its Common Stock in the next 12 months.

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

NEW ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement addresses a limited number of implementation issues for entities applying SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of the fiscal year ending March 30, 2002, and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

     The market risk inherent in the Company's financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. The Company manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. The policy of the Company allows for the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. The Company does not enter into derivative financial contracts for trading or other speculative purposes. Since April 1, 2000, there have been no significant changes in the Company's interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits--

         10.1 Second Amended and Restated Limited Liability Company Agreement of Ralph Lauren Media, LLC, a Delaware limited liability company, dated as of May 18, 2000, by and among Polo Ralph Lauren Corporation, National Broadcasting Company, Inc., ValueVision International, Inc., CNBC.com LLC, NBC Internet, Inc. and Jeffrey D. Morgan.

         27.1     Financial Data Schedule

(b)  Reports on Form 8-K--

         No reports on Form 8-K were filed by the Company in the three months ended July 1, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   POLO RALPH LAUREN CORPORATION


Date:  August 15, 2000             By:  /s/ Nancy A. Platoni Poli
                                        ---------------------------------------
                                   Nancy A. Platoni Poli
                                   Senior Vice President and
                                     Chief Financial Officer
                                   (Principal Financial and Accounting Officer)