Form 10-Q
period 2000-09-30
POLO RALPH LAUREN CORP
filed 2000-11-14
CIK 1037038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Yes  [X]  No [ ]

At November 9, 2000, 30,736,230 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

================================================================================

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q


PART 1.  FINANCIAL INFORMATION
                                                                            PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000
           (Unaudited) and April 1, 2000 .................................     3

         Consolidated Statements of Operations for the three
           and six months ended September 30, 2000 and
           October 2, 1999 (Unaudited) ...................................     4

         Consolidated Statements of Cash Flows for the six months ended
         September 30, 2000 and October 2, 1999 (Unaudited) ..............   5-6

         Notes to Consolidated Financial Statements ......................  7-14

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................... 15-21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......    21


PART II. OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security-Holders ............    22

Item 6.  Exhibits and Reports on Form 8-K ................................    23

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          SEPTEMBER 30,             APRIL 1,
                                                                                              2000                   2000
                                                                                              ----                   ----
                                                                                           (UNAUDITED)
         ASSETS
Current assets
     Cash and cash equivalents                                                            $   79,433             $  164,571
     Marketable securities                                                                    66,248                      -
     Accounts receivable, net of allowances of $17,751 and $16,631 respectively              226,237                204,447
     Inventories                                                                             433,610                390,953
     Deferred tax assets                                                                      39,414                 40,378
     Prepaid expenses and other                                                               60,951                 52,542
                                                                                          ----------             -----------
         TOTAL CURRENT ASSETS                                                                905,893                852,891

Property and equipment, net                                                                  306,124                372,977
Deferred tax assets                                                                           44,812                 11,068
Goodwill, net                                                                                262,002                277,822
Other assets, net                                                                             80,314                105,804
                                                                                          ----------             ----------
                                                                                          $1,599,145             $1,620,562
                                                                                          ----------             ----------
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes and acceptances payable - banks                                                $  126,247             $   86,131
     Accounts payable                                                                        158,566                151,281
     Accrued expenses and other                                                              164,463                168,816
                                                                                          ----------             ----------

         TOTAL CURRENT LIABILITIES                                                           449,276                406,228

Long-term debt                                                                               322,743                342,707
Other noncurrent liabilities                                                                 100,254                 99,190

Stockholders' equity
     Common Stock
     Class A, par value $.01 per share; 500,000,000 shares
       authorized; 34,499,952 and 34,381,653 shares issued, respectively                         345                    344
     Class B, par value $.01 per share; 100,000,000 shares
       authorized; 43,280,021 shares issued and outstanding                                      433                    433
     Class C, par value $.01 per share; 70,000,000 shares
       authorized; 22,720,979 shares issued and outstanding                                      227                    227
     Additional paid-in-capital                                                              452,029                450,030
     Retained earnings                                                                       331,947                370,785
     Treasury Stock, Class A, at cost (3,592,806 and 2,952,677 shares)                       (67,825)               (57,346)
     Accumulated other comprehensive income                                                   13,129                  9,655
     Unearned compensation                                                                    (3,413)                (1,691)
                                                                                          ----------             ----------
         TOTAL STOCKHOLDERS' EQUITY                                                          726,872                772,437
                                                                                          ----------             ----------
                                                                                          $1,599,145             $1,620,562
                                                                                          ==========             ==========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             -----------------------------     ------------------------------
                                                             SEPTEMBER 30,      OCTOBER 2,     SEPTEMBER 30,       OCTOBER 2,
                                                                 2000              1999            2000               1999
                                                                 ----              ----            ----               ----
Net sales                                                    $    516,810       $     470,509  $     950,537       $    854,981
Licensing revenue                                                  67,857              71,328        120,293            119,204
Other income                                                        1,550               2,048          2,684              4,121
                                                             -------------      -------------  -------------       ------------

  Net revenues                                                     586,217            543,885      1,073,514            978,306

Cost of goods sold                                                 336,084            274,470        570,834            491,916
                                                             -------------      -------------  -------------       ------------

  Gross profit                                                     250,133            269,415        502,680            486,390
                                                             -------------      -------------  -------------       ------------

Selling, general and administrative expenses                       218,617            172,311        425,017            339,410
Restructuring charges                                              128,571                  -        128,571                  -
                                                             -------------      -------------  -------------       ------------

  Total expenses                                                   347,188            172,311        553,588            339,410
                                                             -------------      -------------  -------------       ------------

  (Loss) income from operations                                    (97,055)            97,104        (50,908)           146,980

Interest expense                                                     6,783              3,687         13,288              6,175
                                                             -------------      -------------  -------------       ------------

  (Loss) income before income taxes and cumulative effect
    of change in accounting principle                             (103,838)            93,417        (64,196)           140,805

(Benefit from) provision for income taxes                          (41,017)            38,068        (25,358)            57,379
                                                             -------------      -------------  -------------       ------------

  (Loss) income before cumulative effect of change
    in accounting principle                                        (62,821)            55,349        (38,838)            83,426

Cumulative effect of change in accounting
  principle, net of taxes                                                -                  -              -              3,967
                                                             -------------      -------------  -------------       ------------

  Net (loss) income                                               ($62,821)           $55,349       ($38,838)           $79,459
                                                             =============      =============  =============       ============

(Loss) income per share before cumulative effect of change in
  accounting principle - Basic and Diluted                          ($0.65)             $0.56         ($0.40)             $0.84
Cumulative effect of change in accounting
  principle, net of taxes, per share - Basic and Diluted             $0.00              $0.00              -               0.04
                                                             -------------      -------------   ------------

Net (loss) income per share - Basic and Diluted                     ($0.65)             $0.56         ($0.40)             $0.80
                                                             =============      =============   ============

Weighted average common shares outstanding - Basic              96,713,414         99,117,576     96,902,715         99,328,755
                                                             =============      =============   ============

Weighted average common shares outstanding - Diluted            97,256,321         99,250,565     97,273,904         99,510,226
                                                             =============      =============   ============       ============

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                      ------------------------------------------
                                                                                      SEPTEMBER 30,           OCTOBER 2,
                                                                                          2000                   1999
                                                                                          ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                         ($38,838)             $79,459
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          41,145               32,288
     Benefit from deferred income taxes                                                    (33,001)                   -
     Cumulative effect of change in accounting principle                                         -                3,967
     Provision for restructuring charges                                                    98,836                    -
     Provision for losses on accounts receivable                                               912                1,410
     Other                                                                                  (1,076)                 256
     Changes in assets and liabilities, net of acquisition
          Accounts receivable                                                              (24,302)             (54,879)
          Inventories                                                                      (45,857)             (20,721)
          Prepaid expenses and other                                                       (10,689)              11,560
          Other assets, net                                                                  8,947               (3,325)
          Accounts payable                                                                   9,298                5,234
          Income taxes payable and accrued expenses and other                               18,889              (12,832)
                                                                                        ----------           ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   24,264               42,417
                                                                                        ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment, net                                              (46,324)             (58,682)
     Investments in marketable securities                                                  (66,248)                   -
     Acquisition, net of cash acquired                                                     (20,929)             (50,824)
     Proceeds from release of restricted cash held for Club Monaco acquisition                   -               44,217
     Cash surrender value - officers' life insurance, net                                   (2,296)              (2,893)
                                                                                        ----------           ----------

NET CASH USED IN INVESTING ACTIVITIES                                                     (135,797)             (68,182)
                                                                                        ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repurchases of common stock                                                           (10,479)             (14,065)
     Proceeds from short-term borrowings, net                                               42,094               39,300
     Repayments of long-term debt                                                                -              (37,358)
     Proceeds from long-term debt                                                                -               35,783
                                                                                        ----------           ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   31,615               23,660
                                                                                        ----------           ----------

Effect of exchange rate changes on cash                                                     (5,220)                   -
                                                                                        ----------           ----------

Net decrease in cash and cash equivalents                                                  (85,138)              (2,105)
Cash and cash equivalents at beginning of period                                           164,571               44,458
                                                                                        ----------           ----------
Cash and cash equivalents at end of period                                                 $79,433              $42,353
                                                                                        ==========           ==========

                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                 ------------------------------------------
                                                                                 SEPTEMBER 30,           OCTOBER 2,
                                                                                     2000                   1999
                                                                                     ----                   ----
SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest                                                              $4,034                 $6,651
                                                                                     ========               ========
   Cash paid for income taxes                                                         $17,946                $51,978
                                                                                     ========               ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   Fair value of assets acquired, excluding cash                                                            $110,617
   Less:
   Cash paid                                                                                                  51,481
                                                                                                            --------
   Liabilities assumed                                                                                      $ 59,136
                                                                                                            ========



                 See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (INFORMATION FOR SEPTEMBER 30, 2000
                        AND OCTOBER 2, 1999 IS UNAUDITED)
                (In Thousands, except where otherwise indicated)

1    BASIS OF PRESENTATION

     (a) UNAUDITED INTERIM FINANCIAL STATEMENTS
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the April 1, 2000 audited consolidated financial statements of the Company. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

         Operating results for the three and six months ended September 30, 2000 and October 2, 1999 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 2000 audited consolidated financial statements.

     (b) ACQUISITION
         On January 6, 2000, the Company completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates ("Poloco"), which hold licenses to sell men's and boys' Polo apparel, men's and women's Polo Jeans apparel, and certain Polo accessories in Europe. In addition to acquiring Poloco's wholesale business, the Company acquired one flagship store in Paris and six outlet stores located in France, the United Kingdom and Austria. The Company acquired Poloco for an aggregate cash consideration of $209.7 million, plus the assumption of $10.0 million in short-term debt. The Company used a portion of the net proceeds from the Eurobond Offering (as defined) to finance this acquisition. During the quarter ended July 1, 2000, the final 10% of the acquisition price for Poloco in the amount of $20.9 million was distributed in accordance with the terms of the agreement. This acquisition has been accounted for as a purchase. The June 30, 2000 consolidated balance sheet and January 6, 2000 combined balance sheet of Poloco have been included in the accompanying September 30, 2000 and April 1, 2000 consolidated balance sheets, respectively, and the Company has consolidated the results of operations of Poloco for the three and six months ended June 30, 2000 in the September 30, 2000 results of operations. The purchase price has been preliminarily allocated based upon fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of approximately $202.8 million, which has been recorded as goodwill and is being amortized on a straight-line basis over an estimated useful life of 40 years.

         The following table sets forth unaudited pro forma information for the three and six months ended October 2, 1999 which present the effects on the Company's historical results as if the acquisition of Poloco occurred at the beginning of the period:

                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                        OCTOBER 2,               OCTOBER 2,
                                                                           1999                    1999
         Pro forma net revenues                                        $  562,354               $ 1,061,675
         Pro forma net income                                              51,691                    85,555
         Pro forma net income per share- Basic and Diluted                    .52                       .86

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

     (c) MARKETABLE SECURITIES
         Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of Stockholders' Equity. The Company has no investments that qualify as trading.

         The Company's investments in debt securities are diversified among high-credit quality securities in accordance with the Company's investment policy.

         The following is a summary of the investments in debt securities classified as current assets (in thousands):

                                         SEPTEMBER 30,
                                             2000

     Corporate debt securities             $   33,176
     Commercial paper                          18,027
     Money market funds                        15,045
                                           ----------
                                           $   66,248
                                           ==========

         The amortized cost of available-for-sale securities approximated their fair value at September 30, 2000. Gross realized gains and losses on sales of available-for-sale securities were not material in the three and six months ended September 30, 2000.

         The contractual maturities of debt securities at September 30, 2000 are as follows: $52.0 million due in one year or less; and $14.2 million due between one and two years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

2    COMPREHENSIVE INCOME

         For the three and six months ended September 30, 2000, comprehensive loss was as follows:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                        2000                   2000
         Net loss                                      $  62,821           $  38,838

         Other comprehensive income, net of taxes:
           Foreign currency translation adjustments        8,881               3,474
                                                       ---------           ---------

         Comprehensive loss                            $  53,940           $  35,364
                                                       =========           =========

         Income tax benefit related to foreign currency translation adjustments was $5.8 million and $2.3 million in the three and six months ended September 30, 2000, respectively.

         For the three and six months ended October 2, 1999, comprehensive income was equal to net income.

3    RECENTLY ISSUED PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement addresses a limited number of implementation issues for entities applying SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of its fiscal year ending March 30, 2002, and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

4    INVENTORIES

                                        SEPTEMBER 30,             APRIL 1,
                                           2000                     2000

         Raw materials                  $    7,277                $  13,649
         Work-in-process                     7,581                    6,337
         Finished goods                    418,752                  370,967
                                        -----------               ---------

                                        $  433,610                $ 390,953
                                        ==========                =========

5    RESTRUCTURING AND SPECIAL CHARGES

         During the second quarter of fiscal 2001, the Company completed an internal operational review and formalized its plans to enhance the growth of its worldwide luxury retail business, to better manage inventory and to increase its overall profitability (the "Operational Plan"). The major initiatives of the Operational Plan include: refining the Company's retail strategy; developing efficiencies in the Company's supply chain; and consolidating corporate strategic business functions and internal processes.

         The Company will continue to refine its retail strategy by expanding the presence of its full-line luxury stores, both in North America and abroad, and by building a profitable portfolio of Club Monaco stores in key urban locations that fully emphasize and capitalize on its fashion-forward merchandising strategy. In connection with this initiative, the Company will close all 12 Polo Jeans Co. full-price retail stores and 11 under-performing Club Monaco retail stores. Costs associated with this aspect of the Operational Plan have been recorded in the restructuring charges line in the accompanying consolidated statement of operations for the three months ended September 30, 2000 and include lease and contract terminations costs, store fixed asset write downs (primarily leasehold improvements) and severance and termination benefits.

         Additionally, as a result of changes in market conditions in certain locations in which the Company operates full-price retail stores, the Company performed an evaluation of the recoverability of the assets of certain of these stores in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred. Accordingly, a write-down of these assets (primarily leasehold improvements) to their estimated fair value was recorded in the second quarter of fiscal year 2001 and is reflected in the restructuring charges line of the accompanying consolidated statement of operations.

         In connection with the implementation of the Operational Plan discussed above, the Company recorded a pre-tax restructuring charge of $128.6 million in its second quarter of fiscal 2001. The major components of the charge and the activity through September 30, 2000 were as follows:

                                                                    LEASE AND
                                        SEVERANCE AND     ASSET     CONTRACT
                                        TERMINATION       WRITE     TERMINATION    OTHER
                                        BENEFITS          DOWNS     COSTS          COSTS     TOTAL
         2001 provision                 $  7,947          $ 98,835  $ 20,655       $ 1,134   $ 128,571

         2001 activity                    (1,554)          (98,835)       (-)            -    (100,389)
                                        --------          --------  --------       -------   ---------
         Balance at September 30, 2000  $  6,393          $      -  $ 20,655       $ 1,134   $  28,182
                                        ========          ========  ========       =======   =========

         The Company's operational review also targeted its supply chain management as one of the most important areas for improvement. The development of operating efficiencies in Polo's worldwide logistics and supply chain management will better support the Company's growing and increasingly global retail operations. In connection with initiating this aspect of the Operational Plan, the Company recorded $37.9 million of inventory write-downs in its second quarter of fiscal year 2001 associated with the planned acceleration in the reduction of aged inventory. This charge is reflected in cost of goods sold in the accompanying consolidated statement of operations.

         Total severance and termination benefits as a result of the Operational Plan relate to approximately 550 employees, 65 of which have been terminated as of September 30, 2000. Total cash outlays related to the Operational Plan are expected to be approximately $29.7 million, $1.6 million of which has been paid to date. The Company expects to complete the implementation of the Operational Plan by the end of its second quarter of fiscal 2002.

         During the fourth quarter of fiscal 1999, the Company formalized its plans to streamline operations within its wholesale and retail operations and reduce its overall cost structure (the "Restructuring Plan"). The major initiatives of the Restructuring Plan included the following: an evaluation of the Company's retail operations and site locations; the realignment and operational integration of the Company's wholesale operating units; and, the realignment and consolidation of corporate strategic business functions and internal processes.

         In connection with the implementation of the Restructuring Plan, the Company recorded a pre-tax restructuring charge of $58.6 million in its fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity through September 30, 2000 were as follows:

                                                          LEASE AND
                                        SEVERANCE AND     CONTRACT
                                        TERMINATION       TERMINATION    OTHER
                                        BENEFITS          COSTS          COSTS     TOTAL
         Balance at April 1, 2000       $ 7,265           $  4,878       $   140   $ 12,283

         2001 activity                   (1,606)            (1,728)            -     (3,334)
                                        -------           --------       -------    -------

         Balance at September 30, 2000  $  5,659          $  3,150       $   140    $ 8,949
                                        ========          ========       =======    =======

         Total severance and termination benefits as a result of the Restructuring Plan related to 280 employees, all of which have been terminated. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $30.6 million of which have been paid to date. The Company completed the implementation of the Restructuring Plan in fiscal 2000.

6    BORROWINGS

         The Company has two Credit Facilities (as defined) available for borrowings and the issuance of letters of credit which contain restrictive covenants requiring maintenance of net worth and leverage ratios and impose limitations on indebtedness, loans, investments and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. On October 18, 2000, the Company received consent from its lenders under the Credit Facilities permitting the Company to incur the charges it recorded in connection with the Operational Plan (see Note 5) up to specified thresholds.

7    SEGMENT REPORTING

         The Company has three reportable business segments: wholesale, retail and licensing. The Company's reportable segments are individual business units that offer different products and services. The segments are managed separately because each segment requires different strategic initiatives, promotional campaigns, marketing and advertising, based upon its individual position in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

         The Company's net revenues and income from operations for the three and six months ended September 30, 2000 and October 2, 1999 by segment were as follows:

                                             THREE MONTHS ENDED
                                        SEPTEMBER 30,       OCTOBER 2,
                                            2000               1999
         NET REVENUES:
           Wholesale                    $   262,542         $  248,643
           Retail                           255,818            223,914
           Licensing                         67,857             71,328
                                        -----------         ----------

                                        $   586,217         $  543,885
                                        ===========         ==========

         (LOSS) INCOME FROM OPERATIONS:
           Wholesale                    $    26,024         $   25,658
           Retail                            16,625             21,647
           Licensing                         44,800             49,799
                                        -----------         ----------
                                             87,449             97,104

           Less: Unallocated
             restructuring and
             other non-recurring charges    184,504                  -
                                        -----------         ----------
                                        $   (97,055)        $   97,104
                                        ===========         ==========

                                               SIX MONTHS ENDED
                                        SEPTEMBER 30,       OCTOBER 2,
                                            2000               1999
         NET REVENUES:
           Wholesale                    $   488,696         $  445,294
           Retail                           464,525            413,808
           Licensing                        120,293            119,204
                                        -----------         ----------
                                        $ 1,073,514         $  978,306
                                        ===========         ==========

         (LOSS) INCOME FROM OPERATIONS:
           Wholesale                    $    47,288         $   37,439
           Retail                            16,564             29,747
           Licensing                         69,744             73,098
                                        -----------         ----------
                                            133,596            140,284

           Less: Unallocated
            restructuring and other
            non-recurring charges           184,504               -
           Add: Cumulative effect of
            change in accounting
            principle before taxes             -                 6,696
                                        -----------         ----------
                                        $   (50,908)        $  146,980
                                        ===========         ==========

         The Company's total assets by segment as of September 30, 2000 and April 1, 2000 were as follows:

                                        SEPTEMBER 30,         APRIL 1,
                                            2000               2000
         SEGMENT ASSETS:
           Wholesale                    $   519,591         $  524,223
           Retail                           543,732            596,989
           Licensing                        201,516            202,090
           Corporate                        334,306            297,260
                                        -----------         ----------
                                        $ 1,599,145         $1,620,562
                                        ===========         ==========

         The Company's net revenues for the three and six months ended September 30, 2000 and October 2, 1999 and its long-lived assets as of September 30, 2000 and April 1, 2000 by geographic location were as follows:


                                             THREE MONTHS ENDED
                                        SEPTEMBER 30,       OCTOBER 2,
                                            2000               1999

         NET REVENUES:
           United States                $   522,847         $  502,775
           Foreign countries                 63,370             41,110
                                        -----------         ----------

                                        $   586,217         $  543,885
                                        ===========         ==========


                                               SIX MONTHS ENDED
                                        SEPTEMBER 30,       OCTOBER 2,
                                            2000               1999
         NET REVENUES:
           United States                $   917,680         $  903,624
           Foreign countries                155,834             74,682
                                        -----------         ----------

                                        $ 1,073,514         $  978,306
                                        ===========         ==========


                                        SEPTEMBER 30,         APRIL 1,
                                            2000               2000
         LONG-LIVED ASSETS:
           United States                $   268,992         $  306,439
           Foreign countries                 37,132             66,538
                                        -----------         ----------

                                        $   306,124         $  372,977
                                        ===========         ==========

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

         CERTAIN STATEMENTS IN THIS FORM 10-Q AND IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF AUTHORIZED PERSONNEL CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," " WE BELIEVE," "IS OR REMAINS OPTIMISTIC," "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY THE COMPANY'S COMPETITORS; CHANGES IN GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE CUSTOMERS, INCLUDING RISKS RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH THE COMPANY'S DEPENDENCE ON ITS LICENSING PARTNERS FOR A SUBSTANTIAL PORTION OF ITS NET INCOME AND RISKS ASSOCIATED WITH A LACK OF OPERATIONAL AND FINANCIAL CONTROL OVER LICENSED BUSINESSES; RISKS ASSOCIATED WITH THE IMPLEMENTATION OF THE COMPANY'S OPERATIONAL PLAN; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; RISKS ASSOCIATED WITH COMPETITION IN THE SEGMENTS OF THE FASHION AND CONSUMER PRODUCT INDUSTRIES IN WHICH THE COMPANY OPERATES, INCLUDING THE COMPANY'S ABILITY TO SHAPE, STIMULATE AND RESPOND TO CHANGING CONSUMER TASTES AND DEMANDS BY PRODUCING ATTRACTIVE PRODUCTS, BRANDS AND MARKETING, AND ITS ABILITY TO REMAIN COMPETITIVE IN THE AREAS OF QUALITY AND PRICE; RISKS ASSOCIATED WITH UNCERTAINTY RELATING TO THE COMPANY'S ABILITY TO IMPLEMENT ITS GROWTH STRATEGIES; RISKS ASSOCIATED WITH THE COMPANY'S ENTRY INTO NEW MARKETS EITHER THROUGH INTERNAL DEVELOPMENT ACTIVITIES OR THROUGH ACQUISITIONS; RISKS ASSOCIATED WITH THE POSSIBLE ADVERSE IMPACT OF THE COMPANY'S UNAFFILIATED MANUFACTURERS' INABILITY TO MANUFACTURE IN A TIMELY MANNER, TO MEET QUALITY STANDARDS OR TO USE ACCEPTABLE LABOR PRACTICES; RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN OPERATIONS AND SOURCING AND THE POSSIBLE ADVERSE IMPACT OF CHANGES IN IMPORT RESTRICTIONS; RISKS RELATED TO THE COMPANY'S ABILITY TO ESTABLISH AND PROTECT ITS TRADEMARKS AND OTHER PROPRIETARY RIGHTS; RISKS RELATED TO FLUCTUATIONS IN FOREIGN CURRENCY AFFECTING THE COMPANY'S FOREIGN SUBSIDIARIES' AND FOREIGN LICENSEES' RESULTS OF OPERATIONS AND THE RELATIVE PRICES AT WHICH THE COMPANY AND FOREIGN COMPETITORS SELL THEIR PRODUCTS IN THE SAME MARKET AND THE COMPANY'S OPERATING AND MANUFACTURING COSTS OUTSIDE OF THE UNITED STATES; AND, RISKS ASSOCIATED

WITH THE COMPANY'S CONTROL BY LAUREN FAMILY MEMBERS AND THE ANTI-TAKEOVER EFFECT OF MULTIPLE CLASSES OF STOCK. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

OVERVIEW

         The Company began operations in 1968 as a designer and marketer of premium quality men's clothing and sportswear. Since inception, the Company, through internal operations and in conjunction with its licensing partners, has grown through increased sales of existing product lines, the introduction of new brands and products, expansion into international markets, development of its retail operations and, more recently, through the strategic acquisition of new businesses. The Company's net revenues are generated from its three integrated operations: wholesale, retail and licensing alliances.

RESULTS OF OPERATIONS

         The following discussion provides information and analysis of the Company's results of operations for the three and six months ended September 30, 2000 compared to October 2, 1999. The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three and six months ended September 30, 2000 and October 2, 1999:

                                                  SEPT. 30, 2000        OCT. 2, 1999

                                               THREE       SIX        THREE       SIX
                                               MONTHS     MONTHS      MONTHS    MONTHS
Net sales                                       88.2%      88.5%       86.5%     87.4%

Licensing revenue                               11.6       11.2        13.1      12.2

Other income                                     0.2        0.3         0.4       0.4
                                               -----      -----       -----     -----

Net revenues                                   100.0      100.0       100.0     100.0
                                               -----      -----       -----     -----

Gross profit                                    42.7       46.8        49.5      49.7

Selling, general and administrative expenses    37.3       39.6        31.7      34.7

Restructuring charges                           21.9       12.0         -         -
                                               -----      -----       -----     -----

(Loss) income from operations                  (16.5)      (4.8)       17.8      15.0

Interest expense                                 1.2        1.2         0.7       0.6
                                               -----      -----       -----     -----
(Loss) income before income taxes and
  change in accounting principle               (17.7)%     (6.0)%      17.1%      14.4%
                                                ====        ===        ====       ====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 1999

         NET SALES. Net sales increased 9.8% to $516.8 million in the three months ended September 30, 2000 from $470.5 million in the three months ended October 2, 1999. Wholesale net sales increased 5.8% to $261.0 million in the three months ended September 30, 2000 from $246.6 million in the corresponding period of fiscal 2000. Wholesale growth primarily reflects the benefit of three months of operations for Poloco's wholesale division acquired on January 6, 2000. Retail sales increased by 14.2% to $255.8 million in the three months ended September 30, 2000 from $223.9 million in the corresponding period in fiscal 2000. This increase is primarily attributable to a $42.0 million benefit from the following: (a) new store openings in fiscal 2001 (nine stores, net of closures); (b) new stores opened in the second half of fiscal 2000; and (c) the inclusion of the results of one flagship and six outlet stores purchased in connection with the acquisition of Poloco. Although the Company's stores remain highly productive, comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased by 5.0%. The decline was due to a promotionally driven outlet environment and lower sales in Club Monaco's Canadian stores. At September 30, 2000, the Company operated 47 Polo stores, 125 outlet stores and 70 Club Monaco stores.

         LICENSING REVENUE. Licensing revenue decreased 4.9% to $67.9 million in the three months ended September 30, 2000 from $71.3 million in the corresponding period of fiscal 2000. This decrease was primarily attributable to the timing of shipments by licensees and lower international revenue mainly in the Pacific Rim.

         GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 42.7% in the three months ended September 30, 2000 from 49.5% in the corresponding period of fiscal 2000. This decrease was mainly attributable to $37.9 million of inventory write-downs recorded in the second quarter of fiscal 2001 in connection with the implementation of the Company's Operational Plan and its decision to accelerate the disposition of aged inventory.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues increased to 37.3% in the three months ended September 30, 2000 from 31.7% in the corresponding period of fiscal 2000. This increase in SG&A expenses as a percentage of net revenues was primarily due to a charge of $18.1 million recorded in the second quarter of fiscal 2001 relating to non-recurring charges associated with targeted opportunities for improvement and other employee-related costs. SG&A expenses also increased as a percentage of net revenues due to start-up costs associated with the expansion of the Company's retail operations and the acquisition of Poloco.

         INTEREST EXPENSE. Interest expense increased to $6.8 million in the three months ended September 30, 2000 from $3.7 million in the comparable period in fiscal 2000. This increase was due to a higher level of borrowings during the current quarter attributable to the additional financing used for the acquisition of Poloco.

         INCOME TAXES. The effective tax rate decreased to 39.5% in the three months ended September 30, 2000 from 40.8% in the corresponding period in fiscal 2000. This decline is primarily a result of the benefit of tax strategies implemented by the Company. The three months ended September 30, 2000 include a tax benefit of $72.9 million resulting from charges recorded in connection with the Operational Plan.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED OCTOBER 2, 1999

         NET SALES. Net sales increased 11.2% to $950.5 million in the six months ended September 30, 2000 from $855.0 million in the six months ended October 2, 1999. Wholesale net sales increased 10.2% to $486.0 million in the six months ended September 30, 2000 from $441.2 million in the corresponding period of fiscal 2000. Wholesale growth primarily reflects the benefit of six months of operations for Poloco's wholesale division acquired on January 6, 2000. This increase was offset by the negative impact caused by a change in the timing of holiday shipments to retailers in the six months ended September 30, 2000 compared to the prior period last year. Retail sales increased by 12.3% to $464.5 million in the six months ended September 30, 2000 from $413.8 million in the corresponding period in fiscal 2000. This increase is primarily attributable to a $70.1 million benefit from the following: (a) new store openings in the six months ended September 30, 2000 (nine stores, net of closures); (b) a full six months of revenues from new stores opened in fiscal 2000; and (c) the inclusion of the results of one flagship and six outlet stores purchased in connection with the acquisition of Poloco. Although the Company's stores remain highly productive, comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased by 5.3%. The decline was due to a promotionally driven outlet environment and lower sales in Club Monaco's Canadian stores.

         LICENSING REVENUE. Licensing revenue increased 0.9% to $120.3 million in the six months ended September 30, 2000 from $119.2 million in the corresponding period of fiscal 2000. This increase is primarily attributable to increases in sales of existing licensed products.

         GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 46.8% in the six months ended September 30, 2000 from 49.7% in the corresponding period of fiscal 2000. This decrease was mainly attributable to $37.9 million of inventory write-downs recorded in the second quarter of fiscal 2001 in connection with the implementation of the Company's Operational Plan and its decision to accelerate the disposition of aged inventory.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses as a percentage of net revenues increased to 39.6% in the six months ended September 30, 2000 from 34.7% in the corresponding period of fiscal 2000. This increase in SG&A expenses as a percentage of net revenues was primarily due to a charge of $18.1 million recorded in the second quarter of fiscal 2001 relating to non-recurring charges associated with targeted opportunities for improvement and other employee-related costs. Additionally, SG&A expenses as a percentage of net revenues increased due to an increase in depreciation and amortization expense and start-up costs associated with the expansion of the Company's retail operations and the acquisition of Poloco.

         INTEREST EXPENSE. Interest expense increased to $13.3 million in the six months ended September 30, 2000 from $6.2 million in the comparable period in fiscal 2000. This increase was due to a higher level of borrowings during the current period attributable to the additional financing used for the acquisition of Poloco.

         INCOME TAXES. The effective tax rate decreased to 39.5% in the six months ended September 30, 2000 from 40.8% in the corresponding period in fiscal 2000. This decline is primarily a result of the benefit of tax strategies implemented by the Company. The six months ended September 30, 2000 include a tax benefit of $72.9 million resulting from charges recorded in connection with the Operational Plan.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations, credit facilities and other borrowings.

         Net cash provided by operating activities decreased to $24.3 million in the six months ended September 30, 2000 from $42.4 million in the comparable period in fiscal 2000. Net cash provided by operating activities was negatively impacted by charges recorded in the second quarter of fiscal 2001 in connection with the implementation of the Operational Plan. Net cash used in investing activities increased to $135.8 million in the six months ended September 30, 2000 from $68.2 million in the comparable period in fiscal 2000. This increase principally reflects investments in marketable securities of $66.2 million and the use of $20.9 million to complete the acquisition of Poloco. Net cash provided by financing activities increased to $31.6 million in the six months ended September 30, 2000 from $23.7 million in the comparable period in fiscal 2000. This increase is primarily due to proceeds received from short-term borrowings under the Credit Facilities (as defined below) for operational needs.

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

         As of September 30, 2000, the Company had $126.2 million outstanding in direct borrowings, $80.0 million outstanding under the Term Loan and $242.7 million outstanding in Eurobonds based on the quarter end exchange rate. The Company was also contingently liable under the Credit Facilities for $58.3 million in outstanding letters of credit related to commitments for the purchase of inventory and in connection with its leases. The weighted average interest rate on borrowings at September 30, 2000, was 6.2%.

         During the second quarter of fiscal 2001, the Company completed an internal operational review and formalized its plans to enhance the growth of its international luxury retail business, to better manage inventory and to increase its overall profitability. The major initiatives of the Operational Plan include: refining the Company's retail strategy; developing efficiencies in the Company's supply chain; and consolidating corporate strategic business functions and internal processes. Total cash outlays related to the Operational Plan are expected to be approximately $29.7 million, $1.6 million of which has been paid to date. On October 18, 2000, the Company received consent from its lenders under the Credit Facilities permitting the Company to incur the charges it recorded in connection with the Operational Plan (see Note 5) up to specified thresholds.

         Capital expenditures were $46.3 million and $58.7 million in the six months ended September 30, 2000 and October 3, 1999, respectively. Capital expenditures primarily reflect costs associated with the following: (i) the Company's expansion of its distribution facilities; (ii) the shop-within-shops development program which includes new shops, renovations and expansions; (iii) the expansion of the Company's retail operations; and (iv) additional purchases of information systems. The Company plans to invest approximately $125.0 million, net of landlord incentives, over the current fiscal year primarily for its retail concepts, outlet and Club Monaco stores, its European expansion, the shop-within-shops development program, its information systems and other capital projects.

         In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan were made in the open market over a two-year period that commenced April 1, 1998. On March 2, 2000, the Board of Directors authorized a two-year extension of the stock repurchase program. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of September 30, 2000, the Company had repurchased 3,592,806 shares of its Class A Common Stock at an aggregate cost of $67.8 million.

         Management believes that cash from ongoing operations and funds available under the Credit Facilities and from the Eurobond Offering will be sufficient to satisfy the Company's current level of operations, the Operational Plan, the Restructuring Plan, capital requirements, the stock repurchase program and other corporate activities for the next 12 months. Additionally, the Company does not currently intend to pay dividends on its Common Stock during the next 12 months.

SEASONALITY OF BUSINESS

         The Company's business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments to retail customers and key vacation travel and holiday shopping periods in the retail segment. As a result of the growth in the Company's retail operations and licensing revenue and the acquisition of Poloco, historical quarterly operating trends and working capital requirements may not accurately reflect future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail.

NEW ACCOUNTING STANDARDS

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement addresses a limited number of implementation issues for entities applying SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of its fiscal year ending March 30, 2002, and retroactive application is not permitted. The Company has not yet determined whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

(a)      The Annual Meeting of Stockholders of the Company was held on August
         17, 2000.

(b) The following directors were elected at the Annual Meeting of Stockholders to serve until the 2001 Annual Meeting and until their respective successors are duly elected and qualified:

                  CLASS A DIRECTOR:
                  -----------------
                  Allen Questrom

                  CLASS B DIRECTORS:
                  -----------------
                  Ralph Lauren
                  F. Lance Isham
                  Roger N. Farah
                  Frank A. Bennack, Jr.
                  Joel L. Fleishman
                  Terry S. Semel

                  CLASS C DIRECTOR:
                  -----------------
                  Richard A. Friedman

(c)(i) Each person elected as a director received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his name:

                                             NUMBER OF           NUMBER OF
                                             VOTES FOR           VOTES WITHHELD
                                             ---------           --------------
                  CLASS A DIRECTOR:
                  -----------------
                  Allen Questrom             26,863,659          285,089

                  CLASS B DIRECTORS:
                  -----------------
                  Ralph Lauren               432,800,210           -0-
                  F. Lance Isham             432,800,210           -0-
                  Roger N. Farah             432,800,210           -0-
                  Frank A. Bennack, Jr.      432,800,210           -0-
                  Joel L. Fleishman          432,800,210           -0-
                  Terry S. Semel             432,800,210           -0-

                  CLASS C DIRECTOR:
                  -----------------
                  Richard A. Friedman         22,720,979           -0-

         (ii) 482,607,343 votes were cast for and 41,332 votes were cast against the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending March 31, 2001. Abstentions totaled 21,262; there were no broker nonvotes.

         (iii) 468,487,157 votes were cast for and 6,401,064 votes were cast against the approval of the terms of the Amendment to the 1997 Polo Ralph Lauren Corporation Long-Term Stock Incentive Plan. Abstentions totaled 2,587,145; there were no broker nonvotes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits--

                  27.1     Financial Data Schedule

(b)      Reports on Form 8-K--

                  The Company filed no reports on Form 8-K in the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POLO RALPH LAUREN CORPORATION


Date:  November 14, 2000                By:  /s/  Nancy A. Platoni Poli
                                             ----------------------------------
                                             Nancy A. Platoni Poli
                                             Senior Vice President and
                                               Chief Financial Officer
                                             (Principal Financial and
                                               Accounting Officer)