Form 10-Q
period 2000-12-30
POLO RALPH LAUREN CORP
filed 2001-02-13
CIK 1037038

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 30, 2000

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 001-13057


                          POLO RALPH LAUREN CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           13-2622036
---------------------------------                          -------------------
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                          Identification No.)


650 MADISON AVENUE, NEW YORK, NEW YORK                          10022
----------------------------------------                      ----------
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

Yes  [X]   No [_]

At February 8, 2001, 30,866,986 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.


==============================================================================

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q


PART 1.      FINANCIAL INFORMATION

Item 1.      Financial Statements                                                                    PAGE

              Consolidated Balance Sheets as of December 30, 2000 (Unaudited)
                and April 1, 2000.................................................................     3

              Consolidated Statements of Income for the three and nine months ended
                December 30, 2000 and January 1, 2000 (Unaudited).................................     4

              Consolidated  Statements  of Cash Flows for the nine months  ended
                December 30, 2000 and January 1, 2000 (Unaudited).................................   5-6

              Notes to Consolidated Financial Statements..........................................  7-14

Item 2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................. 15-21

Item 3.     Quantitative and Qualitative Disclosures about Market Risk............................    21


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K......................................................    22

                          POLO RALPH LAUREN CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                             December 30,        April 1,
                                                                                                 2000              2000
                                                                                             -----------        -----------
                                                                                             (Unaudited)
                                                        ASSETS
Current assets
   Cash and cash equivalents                                                                 $    87,014        $   164,571
   Marketable securities                                                                          70,314                 --
   Accounts receivable, net of allowances of $15,258 and $16,631 respectively                    211,669            204,447
   Inventories                                                                                   401,863            390,953
   Deferred tax assets                                                                            37,775             40,378
   Prepaid expenses and other                                                                     67,346             52,542
                                                                                             -----------        -----------

                                                Total current assets                             875,981            852,891

Property and equipment, net                                                                      310,735            372,977
Deferred tax assets                                                                               47,692             11,068
Goodwill, net                                                                                    253,261            277,822
Other assets, net                                                                                 82,675            105,804
                                                                                             -----------        -----------

                                                                                             $ 1,570,344        $ 1,620,562
                                                                                             ===========        ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes and acceptances payable - banks                                                     $    84,709        $    86,131
   Accounts payable                                                                              145,804            151,281
   Accrued expenses and other                                                                    147,973            168,816
                                                                                             -----------        -----------

                                                Total current liabilities                        378,486            406,228

Long-term debt                                                                                   328,928            342,707
Other noncurrent liabilities                                                                      98,493             99,190

Stockholders' equity
   Common Stock
    Class A, par value $.01 per share; 500,000,000 shares
      authorized; 34,523,538 and 34,381,653 shares issued, respectively                              345                344
    Class B, par value $.01 per share; 100,000,000 shares
      authorized; 43,280,021 shares issued and outstanding                                           433                433
    Class C, par value $.01 per share; 70,000,000 shares
      authorized; 22,720,979 shares issued and outstanding                                           227                227
   Additional paid-in-capital                                                                    452,482            450,030
   Retained earnings                                                                             382,550            370,785
   Treasury Stock, Class A, at cost (3,771,806 and 2,952,677 shares)                             (71,179)           (57,346)
   Accumulated other comprehensive income                                                          2,853              9,655
   Unearned compensation                                                                          (3,274)            (1,691)
                                                                                             -----------        -----------

                                                Total stockholders' equity                       764,437            772,437
                                                                                             -----------        -----------

                                                                                             $ 1,570,344        $ 1,620,562
                                                                                             ===========        ===========

                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                                ----------------------------      ----------------------------
                                                                December 30,      January 1,      December 30,      January 1,
                                                                    2000            2000             2000             2000
                                                                ------------     -----------      ------------     -----------
Net sales                                                       $   554,428      $   453,015      $ 1,504,965      $ 1,307,996
Licensing revenue                                                    58,090           55,741          178,383          174,945
Other income                                                          1,222            1,543            3,906            5,664
                                                                -----------      -----------      -----------      -----------

  Net revenues                                                      613,740          510,299        1,687,254        1,488,605

Cost of goods sold                                                  316,220          270,719          887,054          762,635
                                                                -----------      -----------      -----------      -----------

  Gross profit                                                      297,520          239,580          800,200          725,970
                                                                -----------      -----------      -----------      -----------

Selling, general and administrative expenses                        208,172          181,696          633,189          521,105
Restructuring charges                                                    --               --          128,571               --
                                                                -----------      -----------      -----------      -----------

  Total expenses                                                    208,172          181,696          761,760          521,105
                                                                -----------      -----------      -----------      -----------

  Income from operations                                             89,348           57,884           38,440          204,865

Interest expense                                                      5,704            3,422           18,992            9,597
                                                                -----------      -----------      -----------      -----------
  Income before income taxes and cumulative effect
    of change in accounting principle                                83,644           54,462           19,448          195,268

Provision for income taxes                                           33,041           22,194            7,683           79,574
                                                                -----------      -----------      -----------      -----------
  Income before cumulative effect of change
    in accounting principle                                          50,603           32,268           11,765          115,694

Cumulative effect of change in accounting
  principle, net of taxes                                                --               --               --            3,967
                                                                -----------      -----------      -----------      -----------

  Net income                                                    $    50,603      $    32,268      $    11,765      $   111,727
                                                                ===========      ===========      ===========      ===========

Income per share before cumulative effect of change in
  accounting principle - Basic and Diluted                      $      0.52      $      0.33      $      0.12      $      1.17
Cumulative effect of change in accounting
  principle, net of taxes, per share - Basic and Diluted        $      0.00      $      0.00               --             0.04
                                                                -----------      -----------      -----------      -----------

Net income per share - Basic and Diluted                        $      0.52      $      0.33      $      0.12      $      1.13
                                                                ===========      ===========      ===========      ===========

Weighted average common shares outstanding - Basic               96,530,102       98,807,754       96,778,511       99,155,088
                                                                ===========      ===========      ===========      ===========

Weighted average common shares outstanding - Diluted             97,347,194       98,938,341       97,245,629       99,299,695
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

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                           -----------------------------
                                                                                           December 30,      January 1,
                                                                                               2000             2000
                                                                                           -----------       -----------
Cash flows from operating activities
Net income                                                                                 $  11,765         $ 111,727
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                          60,084            53,074
       Benefit from deferred income taxes                                                    (27,924)               --
       Cumulative effect of change in accounting principle                                        --             3,967
       Provision for restructuring charges                                                    98,836                --
       Provision for losses on accounts receivable                                             1,314             2,268
       Other                                                                                  (3,924)            1,579
       Changes in assets and liabilities, net of acquisition
              Accounts receivable                                                            (15,886)           26,420
              Inventories                                                                    (15,963)           57,713
              Prepaid expenses and other                                                     (16,263)           15,943
              Other assets, net                                                                9,633            (8,672)
              Accounts payable                                                                   641           (19,221)
              Income taxes payable and accrued expenses and other                              2,983           (11,039)
                                                                                           ---------         ---------

Net cash provided by operating activities                                                    105,296           233,759
                                                                                           ---------         ---------

Cash flows from investing activities
       Purchases of property and equipment, net                                              (67,860)          (88,627)
       Investments in marketable securities                                                  (70,314)               --
       Acquisition, net of cash acquired                                                     (20,929)          (52,391)
       Proceeds from release of restricted cash held for Club Monaco acquisition                  --            44,217
       Cash surrender value - officers' life insurance, net                                   (3,482)           (4,065)
                                                                                           ---------         ---------

Net cash used in investing activities                                                       (162,585)         (100,866)
                                                                                           ---------         ---------

Cash flows from financing activities
       Repurchases of common stock                                                           (13,833)          (20,745)
       Proceeds from issuance of common stock                                                    453                --
       Proceeds from (repayments of) short-term borrowings, net                                2,944           (90,500)
       Repayments of long-term debt                                                           (6,496)          (37,358)
       Proceeds from long-term debt                                                               --           319,611
                                                                                           ---------         ---------

Net cash (used in) provided by financing activities                                          (16,932)          171,008
                                                                                           ---------         ---------

Effect of exchange rate changes on cash                                                       (3,336)           (3,029)
                                                                                           ---------         ---------

Net (decrease) increase in cash and cash equivalents                                         (77,557)          300,872
Cash and cash equivalents at beginning of period                                             164,571            44,458
                                                                                           ---------         ---------
Cash and cash equivalents at end of period                                                 $  87,014         $ 345,330
                                                                                           =========         =========

                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                            -----------------------------
                                                                            December 30,      January 1,
                                                                                2000             2000
                                                                            -----------       -----------
Supplemental cash flow information
       Cash paid for interest                                                $ 22,041          $ 10,085
                                                                             ========          ========
       Cash paid for income taxes                                            $ 52,870          $ 79,648
                                                                             ========          ========

Supplemental schedule of non-cash investing and financing activities
       Fair value of assets acquired, excluding cash                                           $110,617
        Less:
       Cash paid                                                                                 51,481
                                                                                               --------
       Liabilities assumed                                                                     $ 59,136
                                                                                               ========







                See accompanying notes to financial statements.

                          POLO RALPH LAUREN CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (INFORMATION FOR DECEMBER 30, 2000 AND JANUARY 1, 2000 IS UNAUDITED)
               (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


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

         Operating results for the three and nine months ended December 30, 2000 and January 1, 2000 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's fiscal 2000 audited consolidated financial statements.

     (b) ACQUISITION
         On January 6, 2000, the Company completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates ("Poloco"), which hold licenses to sell mens' and boys' Polo apparel, men's and women's Polo Jeans apparel, and certain Polo accessories in Europe. In addition to acquiring Poloco's wholesale business, the Company acquired one flagship store in Paris and six outlet stores located in France, the United Kingdom and Austria. The Company acquired Poloco for an aggregate cash consideration of $209.7 million, plus the assumption of $10.0 million in short-term debt. The Company used a portion of the net proceeds from the Eurobond Offering (as hereinafter defined) to finance this acquisition. During the quarter ended July 1, 2000, the final 10% of the acquisition price for Poloco in the amount of $20.9 million was distributed in accordance with the terms of the agreement. This acquisition has been accounted for as a purchase. The September 30, 2000 consolidated balance sheet and January 6, 2000 combined balance sheet of Poloco have been included in the accompanying December 30, 2000 and April 1, 2000 consolidated balance sheets, respectively, and the Company has consolidated the results of operations of Poloco for the three and nine months ended September 30, 2000 in the December 30, 2000 results of operations. The purchase price has been preliminarily allocated based upon fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of approximately $202.8 million, which has been recorded as goodwill and is being amortized on a straight-line basis over an estimated useful life of 40 years.

         The following table sets forth unaudited pro forma information for the three and nine months ended January 1, 2000 which present the effects on the Company's historical results as if the acquisition of Poloco occurred at the beginning of the period:

                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   JANUARY 1,             JANUARY 1,
                                                                      2000                  2000
        Pro forma net revenues                                     $ 575,514            $ 1,637,189
        Pro forma net income                                          41,636                127,191
        Pro forma net income per share- Basic and Diluted                .42                   1.28

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

         The following is a summary of the Company's investments in available-for-sale marketable securities at December 30, 2000:

                                                               DECEMBER 30,
                                                                   2000

                     Corporate debt securities                  $  34,942
                     Commercial paper                              13,017
                     Money market funds                            22,355
                                                                ---------
                                                                $  70,314
                                                                =========

         The amortized cost of available-for-sale securities approximated their fair value at December 30, 2000. Gross realized gains and losses on sales of available-for-sale securities were not material in the three and nine months ended December 30, 2000.

         The contractual maturities of debt securities at December 30, 2000 are as follows: $60.1 million due in one year or less; and $10.2 million due between one and two years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

2    Comprehensive Income

         For the three and nine months ended December 30, 2000, comprehensive income was as follows:

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            DECEMBER 30,          DECEMBER 30,
                                                               2000                   2000
         Net income                                        $   50,603               $ 11,765

         Other comprehensive loss, net of taxes:
           Foreign currency translation adjustments            10,276                  6,802
                                                            ---------               --------

         Comprehensive income                               $   40,327              $  4,963
                                                            ==========              =========

         Income tax benefit related to foreign currency translation adjustments was $6.7 million and $4.4 million in the three and nine months ended December 30, 2000, respectively.

          For the three and nine months ended January 1, 2000, comprehensive income was as follows:

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              JANUARY 1,           JANUARY 1,
                                                                 2000               2000
           Net income                                       $   32,268           $  111,727

           Other comprehensive income, net of taxes:
              Foreign currency translation adjustments           2,425                2,425
                                                            ----------           ----------

           Comprehensive income                             $   34,693           $  114,152
                                                            ==========           ==========

         Income tax expense related to foreign currency translation adjustments was $1.7 million in the three and nine months ended January 1, 2000, respectively.

3    RECENTLY ISSUED PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This statement addresses a limited number of implementation issues for entities applying SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of its fiscal year ending March 30, 2002, and retroactive application is not permitted. The Company is currently evaluating whether the application of SFAS No. 133 will have a material impact on the Company's financial position or results of operations.

4    INVENTORIES
                                            DECEMBER 30,         APRIL 1,
                                               2000                2000

              Raw materials                 $   11,968          $  13,649
              Work-in-process                    7,221              6,337
              Finished goods                   382,674            370,967
                                            ----------          ---------

                                            $  401,863          $ 390,953
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

         The Company will continue to refine its retail strategy by expanding the presence of its full-line luxury stores, both in North America and abroad, and by building a profitable portfolio of Club Monaco stores in key urban locations that fully emphasize and capitalize on its fashion-forward merchandising strategy. In connection with this initiative, the Company closed all 12 Polo Jeans Co. full-price retail stores and 11 under-performing Club Monaco retail stores. Costs associated with this aspect of the Operational Plan include lease and contract termination costs, store fixed asset write downs (primarily leasehold improvements) and severance and termination benefits. These costs were recorded in the second quarter of fiscal 2001 and are reflected in the restructuring charges line in the accompanying consolidated statement of income.

         Additionally, as a result of changes in market conditions in certain locations in which the Company operates full-price retail stores, the Company performed an evaluation of the recoverability of the assets of certain of these stores in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The Company concluded from the results of this evaluation that a significant impairment of long-lived assets had occurred. Accordingly, a write-down of these assets (primarily leasehold improvements) to their estimated fair value was recorded in the second quarter of fiscal 2001 and is reflected in the restructuring charges line of the accompanying consolidated statement of income.

         In connection with the implementation of the Operational Plan discussed above, the Company recorded a pre-tax restructuring charge of $128.6 million in its second quarter of fiscal 2001. The major components of the charge and the activity through December 30, 2000 were as follows:

                                                                                   LEASE AND
                                                SEVERANCE AND         ASSET        CONTRACT
                                                TERMINATION           WRITE        TERMINATION         OTHER
                                                BENEFITS              DOWNS        COSTS               COSTS          TOTAL
         2001 provision...................       $  7,947           $ 98,835        $ 20,655         $ 1,134         $128,571

         2001 activity....................       (  2,166)          ( 98,835)       (  1,664)             --         (102,665)
                                                 --------           --------        --------         -------         --------

         Balance at December 30, 2000.....       $  5,781           $  -            $ 18,991         $  1,134        $ 25,906
                                                 ========           ========        ========         ========        ========

         The Company's operational review also targeted its supply chain management as one of the most important areas for improvement. The development of operating efficiencies in Polo's worldwide logistics and supply chain management will better support the Company's growing and increasingly global retail operations. In connection with initiating this aspect of the Operational Plan, the Company recorded $37.9 million of inventory write-downs in its second quarter of fiscal year 2001 associated with the planned acceleration in the reduction of aged inventory. This charge is reflected in cost of goods sold in the accompanying consolidated statement of income.

         Total severance and termination benefits as a result of the Operational Plan relate to approximately 550 employees, 121 of which have been terminated as of December 30, 2000. Total cash outlays related to the Operational Plan are expected to be approximately $29.7 million, $3.8 million of which have been paid to date. The Company expects to complete the implementation of the Operational Plan by the end of its second quarter of fiscal 2002.

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

         In connection with the implementation of the Restructuring Plan, the Company recorded a pre-tax restructuring charge of $58.6 million in its fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity through December 30, 2000 were as follows:

                                                                    LEASE AND
                                                 SEVERANCE AND      CONTRACT
                                                 TERMINATION        TERMINATION       OTHER
                                                 BENEFITS           COSTS             COSTS         TOTAL
         Balance at April 1, 2000..........        $   7,265         $  4,878         $   140      $ 12,283

         2001 activity.....................        (   2,463)        (  2,216)             --        (4,679)
                                                   ---------         --------         -------      --------
         Balance at December 30, 2000......        $   4,802         $  2,662         $   140      $  7,604
                                                   =========         ========         =======      ========

         Total severance and termination benefits as a result of the Restructuring Plan related to 280 employees, all of which have been terminated. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $31.9 million of which have been paid to date. The Company completed the implementation of the Restructuring Plan in fiscal 2000.

6    BORROWINGS

         The Company has two Credit Facilities (as hereinafter defined) available for borrowings and the issuance of letters of credit which contain restrictive covenants requiring maintenance of net worth and leverage ratios and impose limitations on indebtedness, loans, investments and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. On October 18, 2000, the Company received consent from its lenders under the Credit Facilities permitting the Company to incur the charges it recorded in connection with the Operational Plan (see Note 5) up to specified thresholds.

7    SEGMENT REPORTING

         The Company has three reportable business segments: wholesale, retail and licensing. The Company's reportable segments are individual business units that offer different products and services. The segments are managed separately because each segment requires different strategic initiatives, promotional campaigns and marketing and advertising based upon its individual position in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

         The Company's net revenues and income from operations for the three and nine months ended December 30, 2000 and January 1, 2000 by segment were as follows:

                                                  THREE MONTHS ENDED
                                             DECEMBER 30,           JANUARY 1,
                                                2000                    2000
     NET REVENUES:
       Wholesale                             $    269,494          $    197,831
       Retail                                     286,156               256,727
       Licensing                                   58,090                55,741
                                             ------------          ------------
                                             $    613,740          $    510,299
                                             ============          ============
     INCOME FROM OPERATIONS:
       Wholesale                             $     32,403           $    12,100
       Retail                                      24,967                12,684
       Licensing                                   31,978                33,100
                                             ------------          ------------
                                             $     89,348            $   57,884
                                             ============          ============

                                                  NINE MONTHS ENDED
                                             DECEMBER 30,           JANUARY 1,
                                                2000                    2000
     NET REVENUES:
       Wholesale                             $    758,190          $    643,125
       Retail                                     750,681               670,535
       Licensing                                  178,383               174,945
                                             ------------          ------------
                                             $  1,687,254          $  1,488,605
                                             ============          ============

     INCOME FROM OPERATIONS:
       Wholesale                             $     79,691          $     49,539
       Retail                                      41,531                42,431
       Licensing                                  101,722               106,199
                                             ------------          ------------
                                                  222,944               198,169

       Less: Unallocated restructuring and
         other non-recurring charges              184,504                    --
       Add: Cumulative effect of change
         in accounting principle before taxes          --                 6,696
                                             ------------          ------------
                                             $     38,440          $    204,865
                                             ============          ============

     The Company's total assets by segment as of December 30, 2000 and April 1, 2000 were as follows:

                                             DECEMBER 30,              APRIL 1,
                                                2000                      2000

     SEGMENT ASSETS:
       Wholesale                             $    507,984          $    524,223
       Retail                                     510,848               596,989
       Licensing                                  187,936               202,090
       Corporate                                  363,576               297,260
                                             ------------          ------------
                                             $  1,570,344          $  1,620,562
                                             ============          ============

     The Company's net revenues for the three and nine months ended December 30, 2000 and January 1, 2000 and its long-lived assets as of December 30, 2000 and April 1, 2000 by geographic location were as follows:

                                                  THREE MONTHS ENDED
                                             DECEMBER 30,           JANUARY 1,
                                                2000                    2000
     NET REVENUES:
       United States                         $    494,283          $    462,409
       Foreign countries                          119,457                47,890
                                             ------------          ------------
                                             $    613,740          $    510,299
                                             ============          ============

                                                  NINE MONTHS ENDED
                                             DECEMBER 30,           JANUARY 1,
                                                2000                    2000

     NET REVENUES:
       United States                         $  1,412,023          $  1,365,920
       Foreign countries                          275,231               122,685
                                             ------------          ------------

                                             $  1,687,254          $  1,488,605
                                             ============          ============

                                             DECEMBER 30,              APRIL 1,
                                                2000                      2000

     LONG-LIVED ASSETS:
       United States                         $    270,647          $    306,439
       Foreign countries                           40,088                66,538
                                             ------------          ------------

                                             $    310,735          $    372,977
                                             ============          ============

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

RESULTS OF OPERATIONS

     The following discussion provides information and analysis of the Company's results of operations for the three and nine months ended December 30, 2000 compared to January 1, 2000. The table below sets forth the percentage relationship to net revenues of certain items in the Company's statements of income for the three and nine months ended December 30, 2000 and January 1, 2000:

                                                        DEC. 30, 2000            JAN. 1, 2000

                                                      THREE       NINE         THREE       NINE
                                                      MONTHS     MONTHS        MONTHS     MONTHS
Net sales........................................      90.3%      89.2%         88.8%      87.9%

Licensing revenue ...............................       9.5       10.6          10.9       11.8

Other income ....................................       0.2        0.2           0.3        0.3
                                                      -----      -----         -----      -----
Net revenues ....................................     100.0      100.0         100.0      100.0
                                                      -----      -----         -----      -----

Gross profit ....................................      48.5       47.4          46.9       48.8

Selling, general and administrative expenses ....      33.9       37.5          35.6       35.0

Restructuring charges ...........................        --        7.6            --         --
                                                      -----      -----         -----      -----
Income from operations ..........................      14.6        2.3          11.3       13.8

Interest expense ................................       1.0        1.1           0.7        0.6
                                                      -----      -----         -----      -----

Income before income taxes and
  change in accounting principle ................      13.6%       1.2%         10.6%      13.2%
                                                      =====      =====         =====      =====

THREE MONTHS ENDED DECEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 1, 2000

     NET SALES.    Net sales increased 22.4% to $554.4 million in the three
months ended December 30, 2000 from $453.0 million in the three months ended January 1, 2000. Wholesale net sales increased 36.7% to $268.3 million in the three months ended December 30, 2000 from $196.3 million in the corresponding period of fiscal 2000. Wholesale increases primarily reflect the benefit of three months of operations for Poloco's wholesale division acquired on January 6, 2000 and increased unit sales of existing products and the timing of shipments to retailers. Retail sales increased by 11.5% to $286.2 million in the three months ended December 30, 2000 from $256.7 million in the corresponding period in fiscal 2000. This increase is primarily attributable to a $38.8 million benefit from the following: (a) new stores opened in fiscal 2001 (19 stores, net of closures); (b) new stores opened in the second half of fiscal 2000; and (c) the inclusion of the results of one flagship and six outlet stores purchased in connection with the acquisition of Poloco. Although the Company's stores remain highly productive, comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased by 4.5%. The decline was due to a mature and promotionally driven outlet environment. At December 30, 2000, the Company operated 47 Polo stores, 129 outlet stores and 76 Club Monaco stores.

     LICENSING REVENUE.   Licensing revenue increased 4.2% to $58.1 million in
the three months ended December 30, 2000 from $55.7 million in the corresponding period of fiscal 2000. This increase was primarily attributable to increases in sales of existing men's, women's and children's apparel, accessories and fragrance products. These gains were partially offset by decreases in sales of Home Collection products.

     GROSS PROFIT.     Gross profit as a percentage of net revenues increased
to 48.5% in the three months ended December 30, 2000 from 46.9% in the corresponding period of fiscal 2000. Wholesale gross margins increased substantially as a result of the acquisition of Poloco, which generates higher margins than the Company's domestic wholesale operations, and a larger mix of higher margin luxury products. Retail margins also improved partly as a result of lower markdowns.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    Selling, general and
administrative ("SG&A") expenses as a percentage of net revenues decreased to 33.9% in the three months ended December 30, 2000 from 35.6% in the corresponding period of fiscal 2000. This improvement was primarily due to the implementation of cost reduction initiatives associated with the Operational Plan.

     INTEREST EXPENSE.    Interest expense increased to $5.7 million in the
three months ended December 30, 2000 from $3.4 million in the comparable period in fiscal 2000. This increase was due to a higher level of borrowings during the current quarter attributable to the additional financing used for the acquisition of Poloco.

     INCOME TAXES. The effective tax rate decreased to 39.5% in the three months ended December 30, 2000 from 40.8% in the corresponding period in fiscal 2000. This decline is primarily a result of the benefit of tax strategies implemented by the Company.

NINE MONTHS ENDED DECEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED JANUARY 1,
2000

     NET SALES.     Net sales increased 15.1% to $1.5 billion in the nine months ended December 30, 2000 from $1.3 billion in the nine months ended January 1, 2000. Wholesale net sales increased 18.3% to $754.3 million in the nine months ended December 30, 2000 from $637.5 million in the corresponding period of fiscal 2000. Wholesale growth primarily reflects the benefit of nine months of operations for Poloco's wholesale division acquired on January 6, 2000. Retail sales increased by 12.0% to $750.7 million in the nine months ended December 30, 2000 from $670.5 million in the corresponding period in fiscal 2000. This increase is primarily attributable to a $108.7 million benefit from the following: (a) new store openings in the nine months ended December 30, 2000 (19 stores, net of closures); (b) a full nine months of revenues from new stores opened in fiscal 2000; and (c) the inclusion of the results of one flagship and six outlet stores purchased in connection with the acquisition of Poloco. Although the Company's stores remain highly productive, comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased by 5.0%. The decline was due to a mature and promotionally driven outlet environment and lower sales in Club Monaco's Canadian stores.

     LICENSING REVENUE. Licensing revenue increased 2.0% to $178.4 million in the nine months ended December 30, 2000 from $174.9 million in the corresponding period of fiscal 2000. This increase is primarily attributable to increases in sales of existing men's, women's and children's apparel, accessories and fragrance products. These gains were partially offset by decreases in sales of Home Collection products.

     GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 47.4% in the nine months ended December 30, 2000 from 48.8% in the corresponding period of fiscal 2000. This decrease was mainly attributable to $37.9 million of inventory write-downs recorded in the second quarter of fiscal 2001 in connection with the implementation of the Company's Operational Plan and its decision to accelerate the disposition of aged inventory. This decrease was partially offset by increased wholesale gross margins as a result of the acquisition of Poloco, which generates higher margins than the Company's domestic wholesale operations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses as a
percentage of net revenues increased to 37.5% in the nine months ended December 30, 2000 from 35.0% in the corresponding period of fiscal 2000. This increase in SG&A expenses as a percentage of net revenues was primarily due to a charge of $18.1 million recorded in the second quarter of fiscal 2001 relating to non-recurring charges associated with targeted opportunities for improvement and other employee-related costs. Additionally, SG&A expenses as a percentage of net revenues increased due to an increase in depreciation and amortization expense and start-up costs associated with the expansion of the Company's retail operations and the acquisition of Poloco.

     INTEREST EXPENSE.   Interest expense increased to $19.0 million in the nine
months ended December 30, 2000 from $9.6 million in the comparable period in fiscal 2000. This increase was due to a higher level of borrowings during the current period attributable to the additional financing used for the acquisition of Poloco.

     INCOME TAXES. The effective tax rate decreased to 39.5% in the nine months ended December 30, 2000 from 40.8% in the corresponding period in fiscal 2000. This decline is primarily a result of the benefit of tax strategies implemented by the Company. The nine months ended December 30, 2000 include a tax benefit of $72.9 million resulting from charges recorded in connection with the Operational Plan.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. The Company's main sources of liquidity are cash flows from operations, credit facilities and other borrowings.

     Net cash provided by operating activities decreased to $105.3 million in the nine months ended December 30, 2000 from $233.8 million in the comparable period in fiscal 2000. Net cash provided by operating activities was negatively impacted by charges recorded in the second quarter of fiscal 2001 in connection with the implementation of the Operational Plan. Net cash used in investing activities increased to $162.6 million in the nine months ended December 30, 2000 from $100.9 million in the comparable period in fiscal 2000. This increase principally reflects investments in marketable securities of $70.3 million and the use of $20.9 million to complete the acquisition of Poloco in fiscal 2001. Net cash used in financing activities was $16.9 million in the nine months ended December 30, 2000 compared to net cash provided by financing activities of $171.0 million in the comparable period in fiscal 2000. This change is primarily due to proceeds received from the Eurobond Offering in fiscal 2000.

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

     As of December 30, 2000, the Company had $84.7 million outstanding in direct borrowings, $80.0 million outstanding under the Term Loan and $248.9 million outstanding in Eurobonds based on the quarter end exchange rate. In December 2000 the Company retired euro 7.3 million, or $6.5 million, of the outstanding Eurobonds. The Company was also contingently liable under the Credit Facilities for $50.2 million in outstanding letters of credit related to commitments for the purchase of inventory and in connection with its leases. The weighted average interest rate on borrowings at December 30, 2000, was 6.1%.

     During the second quarter of fiscal 2001, the Company completed an internal operational review and formalized its plans to enhance the growth of its international luxury retail business, to better manage inventory and to increase its overall profitability. The major initiatives of the Operational Plan include: refining the Company's retail strategy; developing efficiencies in the Company's supply chain; and consolidating corporate strategic business functions and internal processes. Total cash outlays related to the Operational Plan are expected to be approximately $29.7 million, $3.8 million of which has been paid to date. On October 18, 2000, the Company received consent from its lenders under the Credit Facilities permitting the Company to incur the charges it recorded in connection with the Operational Plan (see Note 5) up to specified thresholds.

     Capital expenditures were $67.9 million and $88.6 million in the nine months ended December 30, 2000 and January 1, 2000, respectively. Capital expenditures primarily reflect costs associated with the following: (i) the Company's expansion of its distribution facilities; (ii) the shop-within-shops development program which includes new shops, renovations and expansions; (iii) the expansion of the Company's retail operations; and (iv) additional purchases of information systems. The Company plans to invest approximately $115.0 million, net of landlord incentives, over the current fiscal year primarily for its retail concepts, outlet and Club Monaco stores, its European expansion, the shop-within-shops development program, its information systems and other capital projects.

     In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of the Company's Class A Common Stock. Share repurchases under this plan were made in the open market over a two-year period that commenced April 1, 1998. On March 2, 2000, the Board of Directors authorized a two-year extension of the stock repurchase program. Shares acquired under the repurchase program are for stock option programs and for other corporate purposes. As of December 30, 2000, the Company had repurchased 3,771,806 shares of its Class A Common Stock at an aggregate cost of $71.2 million.

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

NEW ACCOUNTING STANDARDS

     In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement addresses a limited number of implementation issues for entities applying SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 is effective for the Company's first quarter of its fiscal year ending March 30, 2002, and retroactive application is not permitted. The Company is currently evaluating whether the application of SFAS No. 133 will have a material impact on its financial position or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits--

     10.1 Amendment No. 1 to Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and F. Lance Isham, dated as of December 21, 2000.

     10.2 Amendment No. 1 to Restricted Stock Award Agreement between Polo Ralph Lauren Corporation and F. Lance Isham, dated as of December 21, 2000.


(b)  Reports on Form 8-K--

         The Company filed no reports on Form 8-K in the quarter ended December 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POLO RALPH LAUREN CORPORATION


Date:  February 13, 2001                By:  /s/  Gerald M. Chaney
                                             ----------------------------------
                                             Gerald M. Chaney
                                             Senior Vice President of Finance
                                                And Chief Financial Officer