Form 10-K405
period 2001-03-31
POLO RALPH LAUREN CORP
filed 2001-06-26
CIK 1037038

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-13057

                         POLO RALPH LAUREN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-2622036
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    650 MADISON AVENUE, NEW YORK, NEW YORK                         10022
                (212) 318-7000                                   (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
     CLASS A COMMON STOCK, $.01 PAR VALUE                 NEW YORK STOCK EXCHANGE

        Securities Registered pursuant to Section 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $895,040,546 at June 7, 2001.

     At June 7, 2001, 31,540,998 shares of the registrant's Class A Common Stock, $.01 par value, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   DOCUMENT                                  WHERE INCORPORATED
                   --------                                  ------------------
    PROXY STATEMENT FOR ANNUAL MEETING OF                         PART III
   STOCKHOLDERS TO BE HELD AUGUST 16, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     In this Annual Report, references to "Polo," "ourselves," "we," "our," and "us" refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context requires otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are referred to in this Annual Report as "licensing partners" and the relationships between ourselves and these licensees are referred to as "licensing alliances." Notwithstanding these references, however, the legal relationship between ourselves and our licensees is not one of partnership, but of licensor and licensee.

     We are a leader in the design, marketing and distribution of premium lifestyle products. For 34 years, Polo's reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names which include "Polo," "Polo by Ralph Lauren," "Ralph Lauren Purple Label," "Polo Sport," "Ralph Lauren," "RALPH," "Lauren," "Polo Jeans Co.," "RL," "Chaps," and "Club Monaco," among others, constitute one of the world's most widely recognized families of consumer brands. We believe that, under the direction of Ralph Lauren, the internationally renowned designer, Polo has influenced the manner in which people dress and live in contemporary society, reflecting an American perspective and lifestyle uniquely associated with Polo and Ralph Lauren.

     Polo combines its consumer insight and design, marketing and imaging skills to offer, along with our licensing partners, broad lifestyle product collections in four categories:

     - Apparel: Products include extensive collections of men's, women's and children's clothing.

     - Home: The Ralph Lauren Home Collection offers coordinated products for the home, including bedding and bath products, interior decor, furniture and tabletop and gift items.

     - Accessories: Accessories encompass a broad range of products such as footwear, eyewear, jewelry and leather goods (including handbags and luggage).

     - Fragrance: Fragrance and skin care products are sold under our Polo, Lauren, Romance, Safari and Polo Sport brands, among others.

RECENT DEVELOPMENTS

     In January 2000, we completed the acquisition of stock and certain assets of Poloco S.A.S. and some of its affiliates that hold licenses in Europe to sell our men's and boys' apparel, our men's and women's Polo Jeans apparel and certain of our accessories. In acquiring Poloco's wholesale business, we also acquired from Poloco one flagship store located on Place de la Madeleine in Paris and six outlet stores located in France, the United Kingdom and Austria. In addition, Poloco sublicenses various of its rights to companies in the Middle East and Israel.

     In February 2000, we announced the formation of Ralph Lauren Media, LLC, a joint venture between ourselves and the National Broadcasting Corporation, Inc. ("NBC")and some of its affiliated companies. RL Media was created to bring our American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media is owned 50% by us and 50% by NBC and some of its affiliated companies.

     RL Media's premier initiative is Polo.com, an Internet Website dedicated to the American lifestyle that includes original content, commerce and a strong community component. Polo.com launched in the third quarter of fiscal 2001 and includes an assortment of men's, women's and children's products across the Ralph Lauren family of brands as well as unique gift items.

OPERATIONS

     We operate in three integrated segments: wholesale, retail and licensing. Each is driven by our guiding philosophy of style, innovation and quality.

     Details of our net revenues are shown in the table below.

                                                          FISCAL YEAR
                                             --------------------------------------
                                                2001          2000          1999
                                                ----          ----          ----
                                                         (IN THOUSANDS)
Wholesale sales............................  $1,053,842    $  885,246    $  859,498
Retail sales...............................     928,577       833,980       659,352
                                             ----------    ----------    ----------
Net sales..................................   1,982,419     1,719,226     1,518,850
Licensing revenue..........................     243,355       236,302       208,009
                                             ----------    ----------    ----------
Net revenues...............................  $2,225,774    $1,955,528    $1,726,859
                                             ==========    ==========    ==========

WHOLESALE

     Our wholesale business is divided into two groups: Polo Brands and Collection Brands. In both these wholesale groups, we offer several discrete brand offerings. Each collection is directed by teams consisting of design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts. In addition, our subsidiary, Club Monaco, operates a cosmetics business, Club Monaco Cosmetics, which in addition to distributing its products through Club Monaco stores, sells its products to domestic and international specialty stores.

  POLO BRANDS

     The Polo Brands group sources, markets and distributes products under the following brands:

     POLO BY RALPH LAUREN. The Polo by Ralph Lauren menswear collection is a complete men's wardrobe consisting of products related by theme, style, color and fabric. Polo by Ralph Lauren menswear is generally priced at a range of price points within the men's premium ready-to-wear apparel market. We currently sell this collection through approximately 2,100 department store, specialty store and Polo store doors in the United States, including approximately 1,550 department store shop-within-shops.

     POLO SPORT. The Polo Sport collection of men's activewear and sportswear is designed to meet the growing consumer demand for apparel for the active lifestyle. Polo Sport is offered at a range of price points generally consistent with prices for the Polo by Ralph Lauren line, and is distributed through the same channels as Polo by Ralph Lauren.

     LAUREN RALPH LAUREN. Lauren men's sportswear and dress furnishings, distributed through department stores, offers accessible classics in the tradition of Ralph Lauren. Lauren Ralph Lauren launched with dress furnishings in Winter 1999 and introduced sportswear in Spring 2000. Lauren Ralph Lauren is offered through approximately 600 doors.

     RALPH LAUREN SPORT. Similar to its menswear counterpart, the Ralph Lauren Sport collection for women includes activewear, as well as weekend sportswear. The Ralph Lauren Sport collection is currently carried by approximately 390 doors in the United States, including approximately 165 shop-within-shops, and sells at a wide range of bridge prices.

     POLO GOLF. The Polo Golf collection of men's and women's golf apparel is targeted at the golf and resort markets. Price points are similar to those charged for products in the Polo Sport line. We sell the Polo Golf collection in the United States through approximately 1,950 leading golf clubs, pro shops and resorts, in addition to department, specialty and Polo stores.

     RLX POLO SPORT. The RLX Polo Sport collection of menswear and womenswear consists of functional sport and outdoor apparel for running, cross-training, skiing, snowboarding and cycling. We sell RLX Polo Sport in the United States through approximately 480 athletic specialty stores, in addition to limited department and Polo stores, at price points competitive with those charged by other authentic sports apparel companies.

  COLLECTION BRANDS

     Our Collection Brands group sources, markets and distributes products under the Women's Ralph Lauren Collection and Ralph Lauren Black Label brands and the Men's Ralph Lauren/ Purple Label Collection brand.

     RALPH LAUREN COLLECTION AND RALPH LAUREN BLACK LABEL. The Ralph Lauren Collection expresses our up-to-the-moment fashion vision for women. Ralph Lauren Black Label includes timeless versions of our most successful Collection styles, as well as newly designed classic signature styles. Collection and Black Label are offered for limited distribution to premier fashion retailers and through Polo stores. Price points are at the upper end or luxury ranges. The lines are currently sold by us through 120 doors in the United States and over 210 international doors by us and our licensing partners.

     RALPH LAUREN/PURPLE LABEL COLLECTION. In Fall 1995, we introduced our Purple Label collection of men's tailored clothing and, in Fall 1997, to complement the tailored clothing line, we launched our Purple Label sportswear line. Purple Label collection tailored clothing is manufactured and distributed by a licensee, and dress shirts and ties and sportswear are sourced and distributed by us. We sell the Purple Label collection through a limited number of premier fashion retailers, currently through approximately 105 doors in the United States and 18 internationally.

  CLUB MONACO COSMETICS

     Capturing a modern spirit of beauty, Club Monaco Cosmetics' easy-to-apply and easy-to-wear line of neutral and fashion colors was launched in 1996. The line consists of makeup and makeup accessories and skin treatments. We sell Club Monaco Cosmetics through Club Monaco retail stores and currently through approximately 65 specialty store doors.

DOMESTIC CUSTOMERS AND SERVICE

     General. Consistent with the appeal and distinctive image of our products and brands, we sell our menswear, womenswear and home furnishings products primarily to leading upscale department stores, specialty stores, golf and pro shops and non-company operated Polo stores located throughout the United States, which have the reputation and merchandising expertise required for the effective presentation of Polo products. See " -- Our Licensing Alliances -- Product Licensing Alliances."

     Our wholesale and home furnishings products are distributed through the primary distribution channels in the United States listed in the table below. In addition, we also sell excess and out-of-season products through secondary distribution channels.

                                            APPROXIMATE NUMBER OF DOORS AS OF MARCH 31, 2001
                                     ---------------------------------------------------------------
                                                                         CLUB MONACO    RALPH LAUREN
                                     POLO BRANDS    COLLECTION BRANDS     COSMETICS         HOME
                                     -----------    -----------------    -----------    ------------
Department Stores..................     1,750              125               --            1,500
Specialty Stores...................       695               35               66               25
Polo Stores........................        35               34               --               20
Golf and Pro Shops.................     1,950               --               --               --

     Department stores represent the largest customer group of our wholesale group. Major department store customers of ours (together with the percentage of wholesale net sales that they represented in fiscal 2001) are:

     - Federated Department Stores, Inc. 20.4%,

     - Dillard Department Stores, Inc. 19.4%, and

     - The May Department Stores Company 18.5%.

     Collection Brands, Polo Brands and our Ralph Lauren Home products are primarily sold through their respective sales forces, which employ approximately 150 salespersons. An independent sales representative promotes sales to U.S. military exchanges. Our Collection Brands group and Home division maintain their primary showrooms in New York City. Regional showrooms for the Polo brands and regional sales representatives for the Ralph Lauren Home are located in our showrooms in:

- Atlanta                          - Dallas
- Chicago                          - Los Angeles

     We also operate a separate tabletop showroom in New York City. The Club Monaco cosmetics showroom is located in Toronto, Canada.

     SHOP-WITHIN-SHOPS. As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines and to differentiate the presentation of products. In fiscal 2001 we added approximately 70 shop-within-shops and refurbished approximately 155 shop-within-shops. At March 31, 2001, in the U.S. we had approximately 2,400 shop-within-shops dedicated to our products and over 3,000 shop-within-shops dedicated to our licensed products. Excluding significantly larger shop-within-shops in key department store locations, the size of Polo shop-within-shops typically ranges from approximately 1,000 to 1,500 square feet for Polo Brands, from approximately 800 to 1,200 square feet for our Collection Brands, and from approximately 300 to 900 square feet for home furnishings. In total, we estimate that approximately 2.2 million square feet of department store space in the United States is dedicated to Polo shop-within-shops. In addition to shop-within-shops, we use exclusively fixtured areas in department stores.

     BASIC STOCK REPLENISHMENT PROGRAM. Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. For customers who reorder basic products, we generally ship these products within one to five days of order receipt. These products accounted for approximately 9.1% of our wholesale net sales in fiscal 2001. We have also implemented a seasonal quick response program to allow replenishment of products which can be ordered for only a portion of each year. Some Ralph Lauren Home licensing partners also offer a basic stock replenishment program which includes towels, bedding and tabletop products. Basic stock products accounted for approximately 73% of our net sales of our Ralph Lauren Home licensing partners in fiscal 2001.

DIRECT RETAILING

     We operate retail stores dedicated to the sale of our products. Located in prime retail areas, our 91 full-price stores operate under the following names:

- Polo Ralph Lauren                        - Polo Ralph Lauren Children
- Polo Sport                               - Club Monaco/Caban

     Our 138 outlet stores are generally located in outlet malls and operate under the Polo Ralph Lauren Factory Store, Polo Jeans Co. Factory Store, Ralph Lauren Home Factory Store and Club Monaco Outlet names.

     In addition to our own retail operations, as of March 31, 2001 we had granted licenses to independent parties to operate two stores in the United States and 108 stores internationally. We receive the proceeds from the sale of our products, which are included in wholesale net sales, to these stores and also receive royalties, which are included in licensing revenue, from our licensing partners who sell to these stores. We generally do not receive any other compensation from these licensed store operators. See " -- Our Licensing Alliances."

  FULL-PRICE STORES

     In addition to generating sales of our products, full-price stores set, reinforce and capitalize on the image of our brands. Polo's six flagship stores include:

     - two stores located on Madison Avenue in New York City,

     - one store located on Rodeo Drive in Beverly Hills,

     - one store located on Michigan Avenue in Chicago,

     - one store located on New Bond Street in London, and

     - one store located on Place de la Madeleine in Paris.

     These stores showcase our products and demonstrate our most refined merchandising techniques. We also operate 85 other full-price stores. Ranging in size from approximately 2,000 to over 30,000 square feet, the non-flagship stores are situated in upscale regional malls and major high street locations generally in large urban markets. In total, we operate 56 Club Monaco stores and 35 Polo Ralph Lauren stores consisting of:

- six Polo Sport stores                    - one Polo Ralph Lauren Children's store
- six flagship stores                      - 22 Polo brand stores

Our stores are generally leased for initial periods ranging from five to 15 years with renewal options.

     In fiscal 2001, we acquired from our licensee a Polo Ralph Lauren store in Naples, Florida. In addition, we opened a Polo Concept store in Costa Mesa, California and converted our Polo Jeans Co. store in Burlingame, California to a Polo Ralph Lauren store. In addition, we closed 12 Polo Jeans Co. stores.

     We opened eight new Club Monaco stores and closed 17 Club Monaco stores during fiscal 2001. We opened Club Monaco stores in South Beach, Miami, Florida; Las Vegas, Nevada; Sunset Boulevard in Los Angeles, California; on Fifth Avenue in New York City; and in Calgary, Alberta. In addition, we opened Club Monaco Caban stores in Montreal, Quebec; Toronto, Ontario; and Vancouver, British Columbia.

     We are a party to a joint venture agreement with a nonaffiliated partner to acquire real property in New York City. Together with our partner, we are discussing possible development concepts for this location. When we signed the agreement, we made an initial contribution of $5.0 million for our 50% interest in the joint venture. We have a second joint venture with this same partner, in which we entered into a long-term lease of a building located in the Soho District of New York City, where the Polo Sport store that opened in fiscal 2000 is located.

  OUTLET STORES

     We extend our reach to additional consumer groups through our 95 Polo Ralph Lauren Factory stores, 26 Polo Jeans Co. Factory stores, nine Club Monaco outlet stores and eight European outlet stores.

     - Polo Ralph Lauren Factory stores offer selections of our menswear, womenswear, children's apparel, accessories, home furnishings and fragrances. Ranging in size from 3,000 to 20,000 square feet, with an average of approximately 8,900 square feet, the stores are principally located in major outlet centers in 33 states and Puerto Rico.

     - Polo Jeans Co. Factory stores carry all classifications within the Polo Jeans Co. line, including denim, knit and woven tops, sweaters, outerwear, casual bottoms and accessories. Polo Jeans Co. Factory stores range in size from 3,000 to 5,000 square feet, with an average of 3,750 square feet, and are principally located in major outlet centers in 19 states.

     - Club Monaco outlet stores range in size from 6,000 to 18,500 square feet, with an average of 9,500 square feet, and offer basic and fashion Club Monaco items.

     Outlet stores purchase products from us directly, our licensing partners and our suppliers and from our stores in the United States. Outlet stores purchase products from us generally at cost, and from our domestic product licensing partners and our retail stores at negotiated prices. Outlet stores also source basic products and styles directly from our suppliers. During fiscal 2001, our domestic outlet stores purchased approximately 21% of their products from us, 44% from our licensing partners and 35% from other suppliers of products. In addition, during fiscal 2001, we added 16 new outlet stores (net of store closings).

OUR LICENSING ALLIANCES

     Through licensing alliances, we combine our consumer insight and design, marketing and imaging skills with the specific product or geographic competencies of our licensing partners to create and build new businesses. We seek out licensing partners who typically:

     - are leaders in their respective markets,

     - contribute the majority of our product development costs,

     - provide the operational infrastructure required to support the business, and

     - own the inventory.

     We grant product and international licensing partners the right to manufacture and sell at wholesale specified products under one or more of our trademarks. Our international licensing partners produce and source products independently, as well as in conjunction with us and our product licensing partners. As compensation for our contributions under these agreements, each licensing partner pays us royalties based upon its sales of our products, subject generally, to payment of a minimum royalty. Other than our Home Collection licenses, these payments generally range from five to eight percent of the licensing partners' sales of the licensed products. In addition, licensing partners are required to allocate between two and four percent of their sales to advertise our products. Larger allocations are required in connection with launches of new products or in new territories.

     We work closely with our licensing partners to ensure that products are developed, marketed and distributed to address the intended market opportunity and present consistently to consumers worldwide the distinctive perspective and lifestyle associated with our brands. Virtually all aspects of the design, production quality, packaging, merchandising, distribution, advertising and promotion of Polo products are subject to our prior approval and continuing oversight. The result is a consistent identity for Polo products across product categories and international markets.

     As of March 31, 2001 we had 16 product and 10 international licensing partners. We derive a substantial portion of our net income from licensing revenue we receive from our licensing partners. Our largest licensing partners in fiscal 2001 by licensing revenue were:

     - Jones Apparel Group, Inc. (accounting for 26.9% of licensing revenue),

     - WestPoint Stevens, Inc. (accounting for 10.3% of licensing revenue), and

     - Seibu Department Stores, Ltd. (accounting for 10.1% of licensing revenue).

  PRODUCT LICENSING ALLIANCES

     As of March 31, 2001 we had agreements with 16 product licensing partners relating to our men's and women's sportswear, men's tailored clothing, children's apparel, personalwear, accessories and fragrances. The products offered by our product licensing partners are listed below.

LICENSING PARTNER                          LICENSED PRODUCT CATEGORY
-----------------                          -------------------------
Jones Apparel Group, Inc.                  Women's Lauren and Ralph Sportswear
L'Oreal S.A./Cosmair, Inc.                 Men's and Women's Fragrances and Skin
                                           Care Products
Sun Apparel, Inc. (a subsidiary of Jones   Men's and Women's Polo Jeans Co. Casual
  Apparel Group, Inc.)                     Apparel and Sportswear
Corneliani S.p.A.                          Men's Polo Tailored Clothing
Peerless Inc.                              Men's Chaps and Lauren Tailored Clothing
S. Schwab Company, Inc.                    Children's Apparel
Sara Lee Corporation                       Men's, Women's and Children's Personal
                                           Wear Apparel
Ralph Lauren Footwear, Inc. (a subsidiary  Men's and Women's Dress, Casual and
  of Reebok International Ltd.)            Performance Athletic Footwear
Wathne, Inc.                               Handbags and Luggage
Hot Sox, Inc.                              Men's, Women's and Boys' Hosiery
New Campaign, Inc.                         Belts and other Small Leather Goods
Echo Scarves, Inc.                         Scarves and Gloves for Men and Women
Carolee, Inc.                              Jewelry
Safilo USA, Inc.                           Eyewear
Warnaco, Inc.                              Men's Chaps Sportswear
Authentic Fitness Products, Inc. (a        Women's and Girls' Swimwear
  subsidiary of Warnaco, Inc.)

  RALPH LAUREN HOME

     Together with our licensing partners, we offer an extensive collection of home products which draw upon, and add to, the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home brands in three primary categories:

    - bedding and bath,
    - home decor, and
    - home improvement.

     In addition to designing and developing the creative concepts and products for Ralph Lauren Home, we manage the marketing and distribution of our brands, and, in some cases, the sales of our products for our licensees. Together with our eight domestic and three international home product licensing partners, representatives of our design, merchandising, product development and sales staffs collaborate to conceive, develop and merchandise the various products as a complete home furnishing collection. Our personnel market and sell the products to domestic customers and certain international accounts. In general, our licensing partners manufacture, own the inventory and ship the products. One exception to the licensing structure of the Ralph Lauren Home lines is that during fiscal 2001 we took direct control of all aspects of the design, manufacturing and sale of Ralph Lauren Home crystal, glass and ceramic tableware, dinnerware and giftware, as well as new lines of lighting, window and bath hardware and decorative accessories.

     We perform a broader range of services for our Ralph Lauren Home licensing partners, as compared to our other licensing partners, including design, marketing and sales. As a result, we receive a higher royalty rate from our Ralph Lauren Home licensing partners, typically ranging from 15% to 20%. Our Ralph Lauren Home licensing alliances generally have three to five year terms and often grant the licensee conditional renewal options. The services we perform are:

- sales                                    - operating showrooms
- marketing                                - incurring advertising expenses

     Ralph Lauren Home products are positioned at the upper tiers of their respective markets and are offered at a range of price levels. These are generally distributed through several channels of distribution, including:

- department stores                        - customer direct mail catalogs
- specialty home furnishings stores        - home centers
- interior design showrooms                - the Internet

     As with our other products, our use of shop-within-shops is central to our distribution strategy. Certain licensing partners, including those selling furniture, wall coverings, blankets, bed pillows, tabletop, flatware, home fragrance and paint, also sell their products directly through their own staffs to reach additional customer markets.

     The Ralph Lauren Home products offered by us and our domestic licensing partners are:

CATEGORY              PRODUCT                        LICENSING PARTNER
--------              -------                        -----------------
Bedding and Bath....  Sheets, bedding accessories,   WestPoint Stevens, Inc.
                      towels and shower curtains
                      Blankets, down comforters and  Pillowtex Corporation
                      other decorative bedding
                      accessories excluding those
                      matched to sheets, and bath
                      rugs
Home Decor..........  Fabric and wallpaper           P. Kaufmann, Inc.
                      Furniture                      Henredon Furniture
                                                     Industries, Inc.
                      Table linens, placemats,       Reed and Barton Corporation
                      tablecloths, napkins           Town & Country Linen Corp.
Home Improvement....  Interior paints, and paint     The Glidden Company
                      applications
                      Broadloom carpets and area     Mohawk Carpet Corporation
                      rugs

     Based on aggregate licensing revenue paid to us during fiscal 2001, our three most significant Ralph Lauren Home licensing partners are:

     - WestPoint Stevens, Inc.,

     - Pillowtex Corporation, and

     - Henredon Furniture Industries, Inc.

WestPoint Stevens, Inc. accounted for approximately 52.0% of Ralph Lauren Home licensing revenue in fiscal 2001.

  INTERNATIONAL LICENSING ALLIANCES

     We believe that international markets offer additional opportunities for our quintessential American designs and lifestyle image. We are committed to the global development of our businesses. International expansion opportunities may include:

     - the roll out of new products and brands following their launch in the U.S.,

     - the introduction of additional product lines,

     - the entrance into new international markets, and

     - the addition of Polo stores in these markets.

     For example, following the launch of Polo Jeans Co. in the U.S. in the fall of 1996, we launched the line in Canada, the U.K., Germany, Spain, Japan, Israel, Hong Kong, Singapore and Taiwan. We work with our ten international licensing partners to facilitate this international expansion. International licensing partners also operate stores, including 65 Polo Ralph Lauren stores, five Polo Sport stores, 14 Polo Jeans Co. stores, one Polo Ralph Lauren Children's store, 13 Polo outlet stores and ten Club Monaco stores.

     In fiscal 2000, we added five new Polo Ralph Lauren stores in international markets, including two in Australia, and one in each of Hong Kong, Mexico and Japan. In fiscal 2001, we added four Polo Jeans Co. stores in international markets, including one in Australia, two in the Philippines and one in Korea.

     Our international licensing partners acquire the right to source, produce, market and/or sell some or all of our products in a given geographical area. Economic arrangements are similar to those of our domestic product licensing partners. We design licensed products, either alone or in collaboration with our domestic licensing partners. Domestic licensees generally provide international licensing partners with product or patterns, piece goods, manufacturing locations and other information and assistance necessary to achieve product uniformity, for which they are often compensated.

     Our most significant international licensing partnerships by royalties in fiscal 2001 were:

     - Seibu Department Stores, Ltd. (which oversees distribution of virtually all of our products in Japan), and

     - L'Oreal S.A. (which distributes fragrances and toiletries outside of the United States).

     Our ability to maintain and increase royalties under foreign licenses is dependent upon certain factors not within our control, including:

- fluctuating currency rates               - governmental restrictions on royalty
- currency controls                        rates
- withholding requirements levied on       - political instability and
  royalty payments                         - local market conditions

See "Risk Factors -- Our business is exposed to domestic and foreign currency fluctuations" and "Risk Factors -- Our business is subject to risks associated with importing products."

DESIGN

     Our products reflect a timeless and innovative American style associated with and defined by Polo and Ralph Lauren. Our consistent emphasis on innovative and distinctive design has been an important contributor to the prominence, strength and reputation of the Polo Ralph Lauren brands.

     We form design teams are formed around our brands and product categories to develop concepts, themes and products for each of Polo's businesses. These teams work in close collaboration with merchandising, sales and production staff and licensing partners in order to gain market and other input.

     All Polo Ralph Lauren products are designed by or under the direction of Ralph Lauren and our design staff, which is divided into five departments:

- Menswear                                  - Accessories
- Womenswear                                - Home Collection
- Children's

     Club Monaco's design staff is located in Toronto and New York and is divided into three teams:

    - Menswear,
    - Womenswear, and
    - Home.

     We operate a research, development and testing facility in Greensboro, North Carolina, testing labs in New Jersey and Singapore and pattern rooms in New York, New Jersey and Singapore.

MARKETING

     Our marketing program communicates the themes and images of the Polo Ralph Lauren brands and is an integral feature of our product offering. Worldwide marketing is managed on a centralized basis through our advertising and public relations departments in order to ensure consistency of presentation.

     We create the distinctive image advertising for all our Polo Ralph Lauren products, conveying the particular message of each brand within the context of Polo's core themes. Advertisements generally portray a lifestyle rather than a specific item and often include a variety of Polo products offered by both ourselves and our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons with additions throughout the year to coincide with product deliveries. In addition to print, some product categories utilize television and outdoor media in their marketing programs. During the last year RL Media ran television commercials to promote Polo.com. We believe the commercials developed brand awareness and provided traffic to our many businesses.

     Our licensing partners typically contribute between two and four percent of their sales of our products for advertising. We directly coordinate advertising placement for domestic product licensing partners. During fiscal 2001, we and our licensing partners collectively spent more than $179 million worldwide to advertise and promote Polo products.

     Polo conducts a variety of public relations activities. Each of our spring and fall womenswear collections are presented at major fashion shows in New York which typically generate extensive domestic and international media coverage. We introduce each of the spring and fall menswear collections at presentations organized for the fashion press. In addition, we organize in-store appearances by our models and sponsors, professional golfers, snowboarders, triathletes and sports teams.

SOURCING, PRODUCTION AND QUALITY

     Over 330 different manufacturers worldwide produce our apparel products. We contract for the manufacture of our products and do not own or operate any production facilities of our own. During fiscal 2001, approximately 24% (by dollar volume) of our products were produced in the United States and its territories and approximately 76% (by dollar volume) were produced in Hong Kong, Canada and other foreign countries.

     Two manufacturers engaged by us each accounted for approximately 12% and 11% of our total production during fiscal 2001. The primary production facilities of these two manufacturers are located in Hong Kong. Two other manufacturers each accounted for approximately six percent of our total production in fiscal 2001.

     Production is divided broadly into two segments:

     - purchases of finished products (FOB), where the supplier is responsible for the purchasing and carrying of raw materials, and

     - cut, make and trim or "CMT" purchasing, where we are responsible for purchasing and moving raw materials to finished product assemblers located around the world.

     We must commit to manufacture the majority of our garments before we receive customer orders. We also must commit to purchase fabric from mills well in advance of our sales. If we overestimate the demand for a particular product which we cannot sell to our primary customers, we may use the excess for distribution in our outlet stores or sell the product through secondary distribution channels. If we overestimate the need for a particular fabric or yarn, that fabric or yarn can be used in garments made for subsequent seasons or made into past season's styles for distribution in our outlet stores.

     We have been working closely with suppliers in recent years to reduce lead times to maximize fulfillment (i.e., shipment) of orders and to permit re-orders of successful programs. In particular, we have increased the number of deliveries within certain brands each season so that merchandise is kept fresh at the retail level.

     Suppliers operate under the close supervision of our product management department in the United States. In the Far East our suppliers are supervised by our wholly owned subsidiary which performs buying agent functions for us and third parties. All garments are produced according to our specifications. Production and quality control staff in the United States and in the Far East monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification program, so that quality assurance is focused as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

     We retain independent buying agents in Europe and South America to assist us in selecting and overseeing independent third-party manufacturers, sourcing fabric and other products and materials, monitoring quota and other trade regulations, as well as performing some quality control functions.

COMPETITION

     Competition is strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel and accessories, fragrances and home furnishing products, domestic and foreign, some of which may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality, and service. Our business depends on our ability to shape, stimulate and respond to changing consumer tastes and demands by producing innovative, attractive, and exciting products, brands and marketing, as well as on our ability to remain competitive in the areas of quality and price. See "Risk Factors -- Risks Relating to the Industry in Which we Compete."

DISTRIBUTION

     To facilitate distribution, men's products are shipped from manufacturers to our distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. Our distribution/customer service facility is designed to allow for high density cube storage and utilizes bar code technology to provide inventory management and carton controls. Product traffic management is coordinated from this facility. During fiscal 2001, distribution of our women's product was provided by a "pick and pack" facility under a warehousing distribution agreement with an unaffiliated third party. This agreement provides that the warehouse distributor will perform storage, quality control and shipping services for us. In return, we must pay the warehouse distributor a per unit rate and special processing charges for services such as ticketing, bagging and steaming. The initial term of this agreement is through December 1, 2001 and the agreement is thereafter renewable annually.

     Outlet store distribution and warehousing is principally handled through the Greensboro distribution center. Our store distribution is provided by the facility in Greensboro, North Carolina and a facility in New Jersey which services our stores in New York City and East Hampton, New York. During fiscal 2001 we completed a significant expansion of our Greensboro facility to handle increased volume and reduce reliance upon satellite facilities.

     Club Monaco utilizes third party distribution facilities in Mississauga, Ontario and Los Angeles, California. Our licensing partners are responsible for the distribution of licensed products.

     We continually evaluate the adequacy of our warehousing and distribution facilities.

MANAGEMENT INFORMATION SYSTEM

     We design our management information system to make the marketing, manufacturing, importing and distribution functions of our business operate more efficient by providing, among other things:

     - comprehensive order processing,

     - production information,

     - accounting information, and

     - management information, for the marketing, manufacturing, importing and distribution functions of our business.

     We have installed sophisticated point-of-sale registers in our stores and outlet stores that enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial system, coupled with our point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting practices.

     We also utilize an electronic data interchange, or EDI, system to facilitate the processing of replenishment and fashion orders from our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. We have EDI relationships with customers who represent a significant majority of our wholesale business, and we are working to expand our EDI capabilities to include most of our suppliers.

CREDIT CONTROL

     We manage our own credit and collection functions. We sell our merchandise primarily to major department stores across the United States and extend credit based on an evaluation of the customer's financial condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor our accounts receivables or maintain credit insurance to manage the risks of bad debts. Our bad debt write-offs were less than one percent of net revenues for fiscal 2001. See "Risk Factors -- Our business could be negatively impacted by the financial stability of our customers."

BACKLOG

     We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. As of March 31, 2001, summer and fall backlog was $427.6 million and $19.6 million for Polo Brands and Collection Brands, as compared to $426.9 million and $16.8 million at April 1, 2000. Our backlog depends upon a number of factors, including the timing of the market weeks for our particular lines, during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

TRADEMARKS

     We own the "Polo," "Ralph Lauren" and the famous polo player astride a horse trademarks in the United States. Other trademarks we own include, among others:

- "Chaps"                                  - "RRL"
- "Polo Sport"                             - "Club Monaco"
- "Lauren/Ralph Lauren"                    - various trademarks pertaining to
- "RALPH"                                    fragrances and cosmetics

     In acquiring the "RRL" trademarks, we agreed to allow Mr. Lauren to retain the royalty-free right to use as trademarks "Ralph Lauren," "Double RL" and "RRL" in perpetuity in connection with, among other things, beef and living animals. The trademarks "Double RL" and "RRL" are currently used by the Double RL Company, an entity wholly owned by Mr. Lauren. In addition, Mr. Lauren has the right to engage in personal projects involving film or theatrical productions (not including or relating to our business) through RRL Productions, Inc., a company wholly owned by Mr. Lauren.

     Our trademarks are the subjects of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings and beauty products, as well as in connection with retail services, and we continue to expand our worldwide usage and registration of related trademarks. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. As a result of the appeal of our trademarks, Polo's products have been the object of counterfeiting. We have a broad enforcement program which has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad.

     In markets outside of the United States, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties which have acquired ownership rights in certain trademarks including "Polo" and/or a representation of a polo player astride a horse which would have impeded our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting markets. See -- "Risk Factors -- Our trademarks and other intellectual property rights may not be adequately protected outside the U.S."

     Two agreements by which we resolved conflicts with third-party owners of other trademarks impose current restrictions or monetary obligations on us. In one, we reached an agreement with a third party which owned competing registrations in numerous European and South American countries for the trademark "Polo" and a symbol of a polo player astride a horse. By virtue of the agreement, we have acquired that third party's portfolio of trademark registrations in exchange for the payment of our royalties in Central America and South America and parts of the Caribbean solely in respect of our use of trademarks which include "Polo" and the polo player symbol, and not, for example, "Ralph Lauren" alone, "Lauren/Ralph Lauren," "RRL," and others. This obligation to share royalties with respect to Central and South America and parts of the Caribbean expires in 2013, but we also have the right to terminate this obligation at any time by paying $3.0 million.

     The second agreement was reached with a third party which owned conflicting registrations of the trademarks "Polo" and a polo player astride a horse in the U.K., Hong Kong, and South Africa. Under the agreement, the third party retains the right to use the "Polo" and polo player symbol marks in South Africa and certain other African countries, and we agreed to restrict use of those Polo marks in those countries to fragrances and cosmetics, as to which our use is unlimited, and to the use of the polo player symbol mark on women's and girls' apparel and accessories. By agreeing to those restrictions, we secured the unlimited right to use our trademarks in the United Kingdom and Hong Kong without payment of any kind, and the third party is prohibited from distributing products under those trademarks in those countries.

GOVERNMENT REGULATION

     Our import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements, which have been negotiated bilaterally either under the framework established by the Arrangement Regarding International Trade in Textiles, known as the "Multifiber Agreement," or other applicable statutes, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. These agreements also allow the signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not currently subject to specific limits. Our imported products are also subject to United States customs duties which comprise a material portion of the cost of the merchandise. See, "Risk Factors -- Our business is subject to risks associated with importing products."

     Apparel products are subject to regulation by the Federal Trade Commission in the United States. Regulations relate principally to the labeling of our products. We believe that we are in substantial compliance with these regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or expected in the near future. Our licensed products and licensing partners are also subject to additional regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business.

     Although we have not in the past suffered any material inhibition from doing business in desirable markets in the past, we cannot assure you that significant impediments will not arise in the future as we expand product offerings and additional trademarks to new markets.

EMPLOYEES

     As of March 31, 2001, we had approximately 10,400 employees, including approximately 8,100 in the United States and approximately 2,300 in foreign countries. Approximately 33 of our United States production and distribution employees in the womenswear business are members of the Union of Needletrades, Industrial & Textile Employees under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Various statements in this Annual Report or incorporated by reference into this Annual Report and in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "we believe," "is or remains optimistic," "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that would affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of "Risk Factor." Forward-looking statements include statements regarding, among other items,

     - our anticipated growth strategies,

     - our intention to introduce new products and enter into new licensing alliances,

     - our plans to open new retail stores,

     - anticipated effective tax rates in future years,

     - future expenditures for capital projects,

     - our ability to continue to maintain our brand image and reputation,

     - our ability to continue to initiate cost cutting efforts and improve profitability,

     - our plans to expand internationally, and

     - our efforts to improve the efficiency of our distribution system.

     These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in "Risk Factors" including, among others, changes in the competitive marketplace, including the introduction of new products, or pricing changes by our competitors, and changes in the economy. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this prospectus will in fact transpire.

                                  RISK FACTORS

     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.

                         RISKS RELATED TO OUR BUSINESS

THE LOSS OF THE SERVICES OF MR. RALPH LAUREN OR OTHER KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Mr. Ralph Lauren's leadership in the design, marketing and operational areas has been a critical element of our success. The loss of his services, and any negative market or industry perception arising from his loss, could have a material adverse effect on our business. Our other executive officers have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are currently not protected by a material amount of key-man or similar life insurance covering Mr. Lauren or any of our other executive officers. We have entered into employment agreements with Mr. Lauren and several other of our executive officers.

A SUBSTANTIAL PORTION OF OUR NET SALES AND GROSS PROFIT IS DERIVED FROM A SMALL NUMBER OF LARGE CUSTOMERS.

     Certain of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. We believe that a substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. Our ten largest customers accounted for approximately 82.7% of our wholesale net sales during fiscal 2001, of which Federated Department Stores, Inc. accounted for 20.4%, Dillard Department Stores, Inc. accounted for 19.4% and The May Department Stores Company accounted for 18.5%. We do not enter into long-term agreements with any of our customers but instead we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners could have a material adverse effect on our financial condition and results of operations. See "Business --
Operations -- Domestic Customers and Service."

OUR BUSINESS COULD BE NEGATIVELY IMPACTED BY THE FINANCIAL INSTABILITY OF OUR CUSTOMERS.

     We sell our merchandise primarily to major department stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without requiring collateral. However, financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer's receivables. We had three customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, which in aggregate constituted 52.0% of trade accounts receivable outstanding at March 31, 2001 and 54.0% at April 1, 2000. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. See "Business -- Credit Control."

OUR BUSINESS COULD SUFFER AS A RESULT OF A MANUFACTURER'S INABILITY TO PRODUCE OUR GOODS ON TIME AND TO OUR SPECIFICATIONS.

     We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by both domestic and international manufacturers. During fiscal 2001, approximately 24% (by dollar value) of our men's and women's products were manufactured in the United States and approximately 76% (by dollar value) of these products were manufactured in Hong Kong and other foreign countries. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS COULD SUFFER IF WE NEED TO REPLACE MANUFACTURERS.

     We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours needs to be replaced, we may have to expand our manufacturing capacity. We cannot assure you that this additional capacity will be available when required on third-party terms acceptable to us. See "Business -- Sourcing, Production and Quality." Although we enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, we do not have long-term contracts with any manufacturer. None of the manufacturers we use produces our products exclusively.

IF A MANUFACTURER OF OURS FAILS TO USE ACCEPTABLE LABOR PRACTICES, OUR BUSINESS COULD SUFFER.

     Two of the manufacturers engaged by us accounted for approximately 12% and 11% of our total production during fiscal 2001. The primary production facilities of these two manufacturers are located in Hong Kong. Two other manufacturers each accounted for six percent of our total production in fiscal 2001. We require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of ours, or by one of our licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

WE ARE DEPENDENT UPON THE REVENUE GENERATED BY OUR LICENSING ALLIANCES.

     A substantial portion of our net income is derived from licensing revenue received from our licensing partners. Approximately 47.3% of our licensing revenue in fiscal 2001 was derived from three licensing partners:

     - Jones Apparel Group, Inc., which accounted for 26.9% of licensing revenue;

     - Westpoint Steven's, Inc., which accounted for 10.3% of licensing revenue; and

     - Seibu Department Stores, Ltd., which accounted for 10.1% of licensing revenue.

We had no other licensing partner that accounted for more than 10% of our licensing revenue. The interruption of the business of any one of our licensing partners due to any of the factors discussed immediately below could adversely affect our licensing revenues and net income.

WE RELY ON OUR LICENSING PARTNERS TO PRESERVE THE VALUE OF OUR LICENSES.

     The risks associated with our own products apply to our licensed products as well, in addition to any number of possible risks specific to a licensing partner's business, including, for example, risks associated with a particular licensing partner's ability to:

     - obtain capital,

     - manage its labor relations,

     - maintain relationships with suppliers,

     - manage its credit risk effectively, and

     - maintain relationships with its customers.

Although some of our license agreements prohibit licensing partners from entering into licensing arrangements with our competitors, generally our licensing partners are not precluded from offering, under other brands, the types of products covered by their license agreements with us. A substantial portion of sales of our products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners' products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses.

FAILURE TO MAINTAIN LICENSING PARTNERS COULD HARM OUR BUSINESS.

     Although we believe in most circumstances we could replace existing licensing partners if necessary, our inability to do so for any period of time could adversely affect our revenues both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See
"Business -- Operations -- Our Licensing Alliances."

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH IMPORTING PRODUCTS.

     We currently source a significant portion of our products outside the United States through arrangements with over 215 foreign manufacturers in 26 different countries. During fiscal 2001, we purchased approximately 84% of our piece goods from sources outside the United States, including Italy, England, Hong Kong and other foreign countries. In that same period, approximately 24% (by dollar volume) of our products were produced in the United States and its territories and approximately 76% (by dollar volume) of these products were produced in Hong Kong and other foreign countries. Risks inherent in importing products include:

     - quotas imposed by bilateral textile agreements,

     - changes in social, political and economic conditions which could result in the disruption of trade from the countries in which our manufacturers or suppliers are located,

     - the imposition of additional regulations relating to imports,

     - the imposition of additional duties, taxes and other charges on imports,

     - significant fluctuations of the value of the dollar against foreign currencies, and

     - restrictions on the transfer of funds.

Any one of these factors could have a material adverse effect on our financial condition and results of operations. See "Business -- Sourcing, Production and Quality."

OUR TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATELY PROTECTED OUTSIDE THE U.S.

     We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. In the course of our international expansion, we have, however, experienced conflict with various third parties that have acquired or claimed ownership rights in certain trademarks which include Polo and/or a representation of a polo player astride a horse, or have otherwise contested our rights to our trademarks. We have in the past successfully resolved these conflicts through both legal action and negotiated settlements, none of which we believe has had a material impact on our financial condition and results of operations. Nevertheless, we cannot assure you that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the U.S. See "Business -- Trademarks."

WE CANNOT ASSURE THE SUCCESSFUL IMPLEMENTATION OF OUR GROWTH STRATEGY.

     As part of our growth strategy, we seek to extend Polo's brands, expand Polo's geographic coverage and enhance Polo operations. We cannot assure you that our growth strategies will be successful or that our revenues or profitability will increase as a result of the implementation of our expected strategies.

OUR BUSINESS IS EXPOSED TO DOMESTIC AND FOREIGN CURRENCY FLUCTUATIONS.

     We generally purchase our products in U.S. dollars. However, we source a significant amount of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Furthermore, our international licensing revenue generally is derived from sales in foreign currencies including the Japanese yen and the Euro, and this revenue could be materially affected by currency fluctuations. In fiscal 2001, approximately 24.2% of our licensing revenue was received from international licensing partners. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

OUR ABILITY TO CONDUCT BUSINESS IN INTERNATIONAL MARKETS MAY BE AFFECTED BY LEGAL, REGULATORY, POLITICAL AND ECONOMIC RISKS.

     Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations. These include:

     - the burdens of complying with a variety of foreign laws and regulations,

     - unexpected changes in regulatory requirements, and

     - new tariffs or other barriers to some international markets.

     We are also subject to general political and economic risks in connection with our international operations, including:

     - political instability,

     - changes in diplomatic and trade relationships, and

     - general economic fluctuations in specific countries or markets.

     We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States, the European Union, Japan, or other countries upon the import or export of our products in the future, or what effect any such actions would have on our business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect our business in the future or may require us to modify our current business practices.

               RISKS RELATING TO THE INDUSTRY IN WHICH WE COMPETE

WE FACE INTENSE COMPETITION IN THE WORLDWIDE APPAREL INDUSTRY.

     We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel and casual apparel products, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We compete with these companies primarily on the basis of:

     - anticipating and responding to changing consumer demands in a timely manner,

     - maintaining favorable brand recognition,

     - developing innovative, high-quality products in sizes, colors and styles that appeal to consumers,

     - appropriately pricing products,

     - providing strong and effective marketing support,

     - creating an acceptable value proposition for retail customers,

     - ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers, and

     - obtaining sufficient retail floor space and effective presentation of our products at retail.

We also face increasing competition from companies selling apparel and home products through the Internet. Increased competition in the worldwide apparel, accessories and home product industries, including Internet-based competitors, could reduce our sales, prices and margins and adversely affect our results of operations.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO RESPOND TO CONSTANTLY CHANGING FASHION TRENDS AND CONSUMER DEMANDS.

     Our success depends in large part on our ability to originate and define fashion product and home product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and cause us to lose sales. See "Business -- Sourcing, Production and Quality."

A DOWNTURN IN THE ECONOMY MAY AFFECT CONSUMER PURCHASES OF DISCRETIONARY ITEMS AND LUXURY RETAIL PRODUCTS, WHICH COULD ADVERSELY AFFECT OUR SALES.

     The industries in which we operate are cyclical. Many factors affect the level of consumer spending in the apparel, cosmetic, fragrance and home products industries, including, among others:

     - general business conditions,

     - interest rates,

     - the availability of consumer credit,

     - taxation, and

     - consumer confidence in future economic conditions.

Consumer purchases of discretionary items and luxury retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economies in which we, or our licensing partners, sell our products, whether in the U.S. or abroad, may adversely affect our sales.

OUR BUSINESS COULD SUFFER AS A RESULT OF CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY.

     In recent years, the retail industry has experienced consolidation and other ownership changes. Some of our customers have operated under the protection of the federal bankruptcy laws. Recently, one of our licensing partners, Warnaco, Inc., filed for bankruptcy protection under the federal bankruptcy laws; however, we cannot determine what impact, if any, this filing will have on our financial condition, results of operations or cash flows. In the future, retailers in the United States and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry, including:

     - consolidating their operations,

     - undergoing restructurings,

     - undergoing reorganizations, or

     - realigning their affiliations.

While to date these changes in the retail industry have not had a material adverse effect on our business or financial condition, our business can be materially affected by these changes in the future.

ITEM 2.  PROPERTIES.

     We do not own any real property except for our distribution facility in Greensboro, North Carolina, the parcel of land adjacent to the facility, and a 50% joint venture interest in a 44,000 square foot building located in the SoHo district of New York City. Certain information concerning our principal facilities in excess of 100,000 rentable square feet and of our existing flagship stores of 20,000 rentable square feet or more, all of which are leased, is as follows:

                                                               APPROXIMATE   CURRENT LEASE TERM
LOCATION                                    USE                  SQ. FT.         EXPIRATION
--------                                    ---                -----------   ------------------
650 Madison Avenue, NYC......  Executive, corporate office       206,000     December 31, 2009
                               and design studio, Polo Brand
                               showrooms
Lyndhurst, N.J...............  Corporate and retail              162,000     February 28, 2008
                               administrative offices
750 North Michigan Avenue,
  Chicago, IL................  Direct retail and restaurant       36,000     November 15, 2017
867 Madison Avenue, NYC......  Direct retail                      27,000     December 31, 2004
1-5 New Bond Street, London..  Direct retail and corporate        29,000     July 4, 2021
                               and retail administrative
                               offices
1950 Northern Boulevard,
  Manhasset, NY..............  Direct retail                      27,000     January 31, 2009
1970 Northern Boulevard,
  Manhasset, NY..............  Direct retail                      21,000     September 30, 2001
160 Fifth Avenue, NYC........  Direct retail                      27,080     July 31, 2009
2604 Sawgrass Mills Circle,
  Sawgrass, FL...............  Direct retail                      20,000     August 31, 2005

     Prior to its expiration, we expect to renew our lease at 867 Madison Avenue for an additional ten years. The leases for our non-retail facilities (approximately 56 in all) provide for aggregate annual rentals of approximately $20.9 million in fiscal 2001. We anticipate that we will be able to extend those leases which expire in the near future on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

     As of March 31, 2001, we operated 35 Polo stores, 129 outlet stores and 56 Club Monaco stores and nine Club Monaco outlet stores on leased premises. Aggregate annual rentals for retail space in fiscal 2001 totaled approximately $54.6 million. We anticipate that we will be able to extend those leases which expire in the near future on satisfactory terms, or relocate to more desirable locations.

     We believe that our existing facilities are well maintained and in good operating condition.

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

     One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising and seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorneys' fees. The second, filed in Federal court for the Central District of California and subsequently transferred to the United States District Court for the District of Hawaii was brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the Federal civil RICO statute, Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees.

     Although we were not named as a defendant in these suits, we source products in Saipan, and counsel for the plaintiffs in these actions informed us that we are a potential defendant in these or similar actions. We have since entered into an agreement to settle any claims for nonmaterial consideration. The settlement agreement is subject to court approval. We have denied any liability and are not at this preliminary stage in a position to evaluate the likelihood of a favorable or unfavorable outcome if the settlement is not approved and litigation proceeds against us.

     As part of the settlement, we have since been named as a defendant, along with certain other apparel companies in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., in the San Francisco County Superior Court, and in a Federal Court action styled Doe I. et al. v. Brylane, L.P., et al. in the United States District Court for the District of Hawaii, that mirror portions of the larger State and Federal Court actions but do not include RICO and certain of the other claims alleged in those actions. The newly filed actions against us are expected to remain inactive unless settlement is not finally approved by the Federal Court.

     We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. See "Item 1. Business -- Trademarks." We believe that the resolution of any matter currently pending will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the year ended March 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Class A common stock is publicly traded on the New York Stock Exchange under the symbol "RL." The below table sets forth the high and low closing sales prices for each quarterly period indicated through March 30, 2001, as reported on the New York Stock Exchange Composite Tape. Since our initial public offering, we have not declared any cash dividends on our common stock other than dividends declared in fiscal 1998 in the amount of $27.4 million and paid to holders of Class B common stock and Class C common stock in connection with our reorganization just prior to our initial public offering.

                                                                MARKET PRICE OF
                                                              CLASS A COMMON STOCK
                                                              --------------------
                                                                HIGH        LOW
                                                                ----        ---
Fiscal 2001:
  First Quarter.............................................  $20.3125    $13.250
  Second Quarter............................................   19.9375     15.5625
  Third Quarter.............................................   23.1875     16.1250
  Fourth Quarter............................................   30.4500     22.4375
Fiscal 2000:
  First Quarter.............................................  $24.625     $18.5
  Second Quarter............................................   20.5625     17.5
  Third Quarter.............................................   20.25       16.375
  Fourth Quarter............................................   20.25       14.0625

     We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and expansion of its business and has no current intention to pay cash dividends on our common stock.

     As of June 7, 2001, there were approximately 1,226 record holders of Class A common stock, four record holders of Class B common stock and five record holders of Class C common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The table below provides selected consolidated financial data for the five fiscal years in the period ended March 31, 2001. We derived the data for the three fiscal years in the period ended March 31, 2001 from our consolidated financial statements and accompanying notes, which were audited by Deloitte & Touche LLP, independent auditors, contained elsewhere in this Form 10-K. We derived the data for the two fiscal years in the period ended March 28, 1998 from the audited consolidated financial statements of Polo Ralph Lauren Corporation and subsidiaries contained in our annual report on Form 10-K for the year ended March 28, 1998 not included in this prospectus. You should read this selected consolidated financial data together with our consolidated financial statements and the notes to those financial statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                      FISCAL YEAR ENDED
                                              -----------------------------------------------------------------
                                               MARCH 31,     APRIL 1,      APRIL 3,     MARCH 28,    MARCH 29,
                                                 2001          2000          1999          1998         1997
                                               ---------     --------      --------     ---------    ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF INCOME:
Net sales...................................  $ 1,982,419   $ 1,719,226   $ 1,518,850   $1,313,425   $1,051,104
Licensing revenue...........................      243,355       236,302       208,009      167,119      137,113
                                              -----------   -----------   -----------   ----------   ----------
Net revenues................................    2,225,774     1,955,528     1,726,859    1,480,544    1,188,217
Cost of goods sold..........................    1,162,727     1,002,390       904,586      759,988      652,000
                                              -----------   -----------   -----------   ----------   ----------
Gross profit................................    1,063,047       953,138       822,273      720,556      536,217
Selling, general and administrative
  expenses..................................      822,272       689,227       608,128      520,801      378,854
Restructuring charge........................      123,554            --        58,560           --           --
                                              -----------   -----------   -----------   ----------   ----------
Income from operations......................      117,221       263,911       155,585      199,755      157,363
Foreign currency gains......................        5,846            --            --           --
Interest expense............................      (25,113)      (15,025)       (2,759)        (159)     (13,660)
Equity in net loss of joint venture.........           --            --            --           --       (3,599)
                                              -----------   -----------   -----------   ----------   ----------
Income before income taxes and change in
  accounting principle......................       97,954       248,886       152,826      199,596      140,104
Provision for income taxes..................       38,692       101,422        62,276       52,025       22,804
                                              -----------   -----------   -----------   ----------   ----------
Income before change in accounting
  principle.................................       59,262       147,464        90,550      147,571      117,300
Cumulative effect of change in accounting
  principle, net of taxes...................           --         3,967            --           --           --
                                              -----------   -----------   -----------   ----------   ----------
Net income..................................  $    59,262   $   143,497   $    90,550   $  147,571   $  117,300
                                              ===========   ===========   ===========   ==========   ==========
Income per share before change in accounting
  principle.................................  $      0.61   $      1.49   $      0.91
Cumulative effect of change in accounting
  principle, net per share..................           --          0.04            --
                                              -----------   -----------   -----------
Net income per share -- Basic and Diluted...  $      0.61   $      1.45   $      0.91
                                              ===========   ===========   ===========
Common shares outstanding -- Basic..........   96,773,282    98,926,993    99,813,328
                                              ===========   ===========   ===========
Common shares outstanding -- Diluted........   97,446,482    99,035,781    99,972,152
                                              ===========   ===========   ===========

                                                    MARCH 31,     APRIL 1,     APRIL 3,    MARCH 28,   MARCH 29,
                                                       2001         2000         1999        1998        1997
                                                    ---------     --------     --------    ---------   ---------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents and marketable
  securities......................................  $  102,219   $  164,571   $   44,458   $ 58,755    $ 29,599
Working capital...................................     462,144      446,663      331,482    354,206     209,038
Inventories.......................................     425,594      390,953      376,860    298,485     222,147
Total assets......................................   1,626,093    1,620,562    1,104,584    825,130     588,758
Total debt........................................     383,100      428,838      159,717        337     140,900
Stockholders' equity and partners' capital........     809,309      772,437      658,905    584,326     260,685

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is a summary and should be read together with our consolidated financial statements and related notes which are included in this Annual Report and the information under the caption "Risk Factors." We use a 52-53 week fiscal year ending on the Saturday nearest March
31. Fiscal 2001 and fiscal 2000 reflect a 52-week period and fiscal 1999 reflects a 53-week period.

OVERVIEW

     We began operations in 1968 as a designer and marketer of premium quality men's clothing and sportswear. Since our inception, we have grown through increased sales of existing product lines, the introduction of new brands and products, expansion into international markets, development of our retail operations, and acquisitions. Over the last five years, our net revenues have grown to approximately $2.2 billion in fiscal 2001 from approximately $1.2 billion in fiscal 1997, while income from operations, excluding restructuring and special charges, has grown to approximately $300.3 million in fiscal 2001 from approximately $157.4 million in fiscal 1997. Our net revenues are generated from our three integrated operations: wholesale, retail and licensing. The following table sets forth net revenues for the last five fiscal years:

                                                          FISCAL YEAR
                                 --------------------------------------------------------------
                                    2001         2000         1999         1998         1997
                                    ----         ----         ----         ----         ----
                                                         (IN THOUSANDS)
Wholesale sales................  $1,053,842   $  885,246   $  859,498   $  742,674   $  671,132
Retail sales...................     928,577      833,980      659,352      570,751      379,972
                                 ----------   ----------   ----------   ----------   ----------
Net sales......................   1,982,419    1,719,226    1,518,850    1,313,425    1,051,104
Licensing revenue..............     243,355      236,302      208,009      167,119      137,113
                                 ----------   ----------   ----------   ----------   ----------
Net revenues...................  $2,225,774   $1,955,528   $1,726,859   $1,480,544   $1,188,217
                                 ==========   ==========   ==========   ==========   ==========

     Wholesale net sales result from the sale of our men's and women's apparel to wholesale customers, principally to major department stores, specialty stores and non-company operated Polo stores located throughout the United States and Europe. Net sales for the wholesale division increased to $1.1 billion in fiscal 2001 from $671.1 million in fiscal 1997. This increase is primarily a result of growth in sales of our existing Polo Brands' and Collection Brands' products and the introduction of new brands. Additionally, this expansion reflects the acquisition of the wholesale operations of Poloco in January 2000.

     We generate retail sales from our full price Polo stores, outlet stores and Club Monaco stores. Net sales for the retail division have grown to $928.6 million in fiscal 2001 from $380.0 million in fiscal 1997. This increase is primarily a result of our expansion of our existing retail operations and growth through acquisitions. Since the beginning of fiscal 1997, we have added, net of store closings, 32 full price Polo stores, 71 outlet stores and 65 Club Monaco stores. This expansion reflects 21 full price Polo stores acquired in the fiscal 1997 acquisition of the 50% interest we did not own in Polo Retail Corporation, 70 freestanding Club Monaco stores (57 in Canada and 13 in the United States) acquired in fiscal 2000 and seven Polo stores (one flagship and six outlets) acquired in January 2000 in connection with the Poloco transaction. At March 31, 2001, we operated 35 Polo stores, 129 outlet stores and 65 Club Monaco stores.

     Licensing revenue consists of royalties paid to us under our agreements with our licensing partners. In fiscal 2001, product, international and Home Collection licensing alliances accounted for 56.0%, 24.2% and 19.8% of total licensing revenue. Through these alliances, we combine our core skills with the product or geographic competencies of our licensing partners to create and develop specific businesses. The growth of existing and development of new businesses under licensing alliances has resulted in an increase in licensing revenue to $243.4 million in fiscal 2001 from $137.1 million in fiscal 1997.

     During our last two fiscal years, we undertook the following:

     - In February 2000, we announced the formation of Ralph Lauren Media, LLC, a joint venture between ourselves, and National Broadcasting Company, Inc. and certain of its affiliated companies. We own 50% of this joint venture.

     - In January 2000, we completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates, which hold licenses to sell men's and boys' Polo apparel, our men's and women's Polo Jeans apparel, and certain of our accessories in Europe. In addition to acquiring Poloco's wholesale business, we acquired one flagship store in Paris and six outlet stores located in France, the United Kingdom and Austria.

     - In 1999, we acquired Club Monaco, Inc. Founded in 1985, Club Monaco is an international specialty retailer of casual apparel and other accessories which are sold under the "Club Monaco" brand name and associated trademarks. In addition, Club Monaco franchises three freestanding stores in Canada, one freestanding store in Israel, four freestanding stores and 15 shop-within-shops in Japan and two freestanding stores and 16 shop-within-shops in Korea and other parts of Asia.

     In connection with our growth strategies, we plan to introduce new products and brands and expand our retail operations. Implementation of these strategies may require significant investments for advertising, furniture and fixtures, infrastructure, design and additional inventory. Notwithstanding our investment, we cannot assure you that our growth strategies will be successful.

RESTRUCTURINGS AND SPECIAL CHARGES

  FISCAL 2001 RESTRUCTURING AND SPECIAL CHARGES

     During fiscal 2001, we completed an internal operational review and formalized our plans to enhance the growth of our worldwide luxury retail business, to better manage inventory and increase our overall profitability. The major initiatives of the operational review included:

     - refining our retail strategy;

     - developing efficiencies in our supply chain; and

     - consolidating corporate business functions and internal processes.

     We will continue to refine our retail strategy by expanding the presence of our full-line luxury stores, both in North America and abroad, and by building a profitable portfolio of Club Monaco stores in key urban locations that fully emphasize and capitalize on its fashion-forward merchandising strategy. In connection with this initiative, we closed all 12 Polo Jeans Co. full price retail stores and 11 under-performing Club Monaco retail stores.

     Additionally, as a result of changes in market conditions combined with our change in retail strategy in certain locations in which we operate full price retail stores, we performed an evaluation of the recoverability of the assets of certain of these stores. We concluded from the results of this evaluation that a significant permanent impairment of long-lived assets had occurred. Accordingly, we recorded a write down of these assets (primarily leasehold improvements) to their estimated fair value based on discounted future cash flows.

     In connection with the implementation of the operational review discussed above, we recorded a pretax restructuring charge of $123.6 million. The major components of the charge included asset write downs of $98.8 million, lease and contract termination costs of $15.7 million, severance and termination benefits of $8.0 million and other restructuring costs of $1.1 million.

     Our operational review also targeted our supply chain management as one of the most important areas for improvement. The development of operating efficiencies in our worldwide logistics and supply chain management will better support our growing and increasingly global retail operations. In connection with initiating this aspect of the operational plan, we recorded $41.5 million of inventory write downs in fiscal 2001 associated with our planned acceleration in the reduction of aged inventory.

     Total severance and termination benefits as a result of the operational review related to approximately 550 employees, 450 of whom have been terminated as of March 31, 2001. We expect to complete the implementation of the operational review by the end of the second quarter of fiscal 2002.

  FISCAL 1999 RESTRUCTURING

     During the fourth quarter of fiscal 1999, we formalized our plans to streamline operations within our wholesale and retail operations and reduce our overall cost structure. The major initiatives of our restructuring plan included:

     - an evaluation of our retail operations and site locations;

     - the realignment and operational integration of our wholesale operating units; and

     - the realignment and consolidation of corporate strategic business functions and internal processes.

     In fiscal 2000, we closed three Polo stores and three outlet stores that were not performing at an acceptable level and converted two Polo stores and five outlet stores to new concepts expected to be more productive. Costs associated with this aspect of our restructuring plan included lease and contract termination costs, store fixed asset (primarily leasehold improvements) and intangible asset write downs and severance and termination benefits.

     Our wholesale operations were realigned into two new operating units: Polo Brands and Collection Brands. Aspects of this realignment included:

     - the reorganization of the sales force and retail development areas;

     - the streamlining of the design and development process; and

     - the consolidation of the customer service departments.

We also integrated the sourcing and production of our Polo Brands, outlet store and licensees' products into one consolidated unit. Costs associated with the wholesale realignment consisted primarily of severance and termination benefits and lease and contract termination costs.

     Our review of our corporate business functions and internal processes resulted in a new management structure designed to better align businesses with similar functions and to identify and eliminate duplicative processes. Costs associated with the corporate realignment consisted primarily of severance and termination benefits and lease and contract termination costs.

     We recorded a restructuring charge of $58.6 million on a pretax basis in our fourth quarter of fiscal 1999. The major components of the restructuring charge included lease and contract termination costs of $24.7 million, asset write downs of $17.8 million, severance and termination benefits of $15.3 million and other restructuring costs of $0.8 million. Total severance and termination benefits as a result of our restructuring plan related to approximately 280 employees, all of whom have been terminated. We completed the implementation of our restructuring plan in fiscal 2000.

RESULTS OF OPERATIONS

     The table below sets forth the percentage relationship to net revenues of certain items in our statements of income for our last three fiscal years:

                                                                   FISCAL YEAR
                                                             -----------------------
                                                             2001     2000     1999
                                                             ----     ----     ----
Net sales..................................................   89.1%    87.9%    88.0%
Licensing revenue..........................................   10.9     12.1     12.0
                                                             -----    -----    -----
Net revenues...............................................  100.0    100.0    100.0
                                                             -----    -----    -----
Gross profit...............................................   47.8     48.7     47.6
Selling, general and administrative expenses...............   36.9     35.2     35.2
Restructuring and special charges..........................    5.6       --      3.4
                                                             -----    -----    -----
Income from operations.....................................    5.3     13.5      9.0
Foreign currency gains.....................................    0.2       --       --
Interest expense...........................................   (1.1)    (0.8)    (0.2)
                                                             -----    -----    -----
Income before income taxes and change in accounting
  principle................................................    4.4%    12.7%     8.8%
                                                             =====    =====    =====

  FISCAL 2001 COMPARED TO FISCAL 2000

     NET SALES. Net sales increased 15.3% to $2.0 billion in fiscal 2001 from $1.7 billion in fiscal 2000. Wholesale net sales increased 19.0% to $1.1 billion in fiscal 2001 from $885.2 million in fiscal 2000. Wholesale growth primarily reflected the benefit of one year of operations for Poloco's wholesale division included in operating results for the first time in fiscal 2001 and increased unit sales of our luxury products.

     Retail sales increased by 11.3% to $928.6 million in fiscal 2001 from $834.0 million in fiscal 2000. This increase was primarily attributable to a $131.7 million benefit from the following:

     - new stores in fiscal 2001 (37 stores, prior to 34 store closures in late fiscal 2001);

     - a full year of revenues from new stores opened in fiscal 2000; and

     - the inclusion of the results of one flagship and six outlet stores purchased in connection with the acquisition of Poloco.

Although our stores remained highly productive, comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased by 5.3%. The decline was due to a mature and promotionally driven outlet environment and lower sales in Club Monaco's Canadian stores.

     LICENSING REVENUE. Licensing revenue increased 3.0% to $243.4 million in fiscal 2001 from $236.3 million in fiscal 2000. This increase is primarily attributable to increases in sales of existing men's, women's, and children's apparel, accessories and fragrance products. These gains were partially offset by decreases in sales of Home Collection products.

     GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 47.8% in fiscal 2001 from 48.7% in fiscal 2000. This decrease was mainly attributable to $41.5 million of inventory write downs recorded in fiscal 2001 in connection with the implementation of our operational review and our decision to accelerate the disposition of aged inventory. Excluding these special charges, gross profit as a percentage of net revenues was 49.6%. This improvement reflects increased wholesale gross margins as a result of the acquisition of Poloco, which generates higher margins than our domestic wholesale operations. Additionally, gross profit was favorably impacted by the increase in licensing revenue in fiscal 2001. These improvements were offset by declines in our retail gross margins as we incurred higher markdowns in fiscal 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues increased to 36.9% in fiscal 2001 from 35.2% in fiscal 2000. This increase in SG&A expenses as a percentage of net revenues was primarily due to a charge of $18.1 million recorded in the second quarter of fiscal 2001 relating to nonrecurring charges associated with targeted opportunities for improvement, including the termination of operating contracts, streamlining of certain corporate and operating functions, and employee-related matters. Additionally, SG&A expenses as a percentage of net revenues increased due to an increase in depreciation and amortization expense, start-up costs associated with the expansion of our retail operations and the acquisition of Poloco.

     INTEREST EXPENSE. Interest expense increased to $25.1 million in fiscal 2001 from $15.0 million in fiscal 2000. This increase was due to a higher level of borrowings during the current period attributable to the additional financing used for the acquisition of Poloco.

     INCOME TAXES. The effective tax rate decreased to 39.5% in fiscal 2001 from 40.8% in fiscal 2000. This decline is primarily a result of the benefit of tax strategies implemented by us. We expect to lower our effective tax rate to 38.5% in fiscal 2002 as a result of tax strategies implemented.

  FISCAL 2000 COMPARED TO FISCAL 1999

     NET SALES. Net sales increased 13.2% to $1.7 billion in fiscal 2000 from $1.5 billion in fiscal 1999. Wholesale net sales increased 3.0% to $885.2 million in fiscal 2000 from $859.5 million in fiscal 1999. Wholesale growth primarily reflected increased unit sales of our existing brands and luxury products. These unit increases were partially offset by a decline in average selling prices resulting from changes in product mix.

     Retail sales increased by 26.5% to $834.0 million in fiscal 2000 from $659.4 million in fiscal 1999. This increase was primarily attributable to a $209.9 million benefit from the following:

     - new store openings in fiscal 2000 (23 stores, net of closures);

     - a full year impact of new stores opened in fiscal 1999; and

     - the acquisition of 70 Club Monaco stores in the quarter ended July 3, 1999.

Although our stores remained highly productive, comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased by 4.6%, excluding the unfavorable impact of a 53rd week in fiscal 1999. The decline was due to a promotionally driven retail environment, an inadequate inventory of leading products and the effects of a mature and challenging outlet store environment.

     LICENSING REVENUE. Licensing revenue increased 13.6% to $236.3 million in fiscal 2000 from $208.0 million in fiscal 1999. This increase is primarily attributable to increases in sales of existing licensed products, particularly Lauren, Polo Jeans and Home Collection.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.7% in fiscal 2000 from 47.6% in fiscal 1999. This increase was attributable to an increase in retail gross margins due to a higher concentration of retail sales to net revenues in the current period as a result of the acquisition of Club Monaco in fiscal 2000 and lower markdowns taken in fiscal 2000. Retail gross margins were negatively impacted by higher markdowns in fiscal 1999 as we implemented a strategic initiative in our fourth fiscal quarter of 1999 to reduce inventory levels and move excess product. Additionally, gross profit was favorably impacted by the increase in licensing revenue in fiscal 2000. Wholesale gross margins were consistent with prior years.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses as a percentage of net revenues were 35.2% in both fiscal 2000 and fiscal 1999. Despite increases in depreciation expense from the shop-within-shop development program and start-up costs incurred with the expansion of our retail operations, these expenses, as a percentage of net revenues, were consistent with the prior year period as we were able to achieve expense leveraging from revenue growth in fiscal 2000.

     INTEREST EXPENSE. Interest expense increased to $15.0 million in fiscal 2000 from $2.8 million in fiscal 1999. This increase was due to a higher level of borrowings incurred during the current period to fund the acquisitions of Club Monaco and Poloco.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. Our main sources of liquidity are cash flows from operations, credit facilities and other borrowings.

     Net cash provided by operating activities decreased to $100.3 million in fiscal 2001 from $242.7 million in fiscal 2000. Net cash provided by operations was negatively impacted by the cash portion of charges recorded in our second quarter of fiscal 2001 in connection with the implementation of our operational review and increases in inventories and accounts receivable due to timing of shipments. Net cash used in investing activities decreased to $182.0 million in fiscal 2001 from $318.3 million in fiscal 2000. The decrease principally reflects the use of funds to acquire Poloco in fiscal 2000. Net cash used by financing activities was $25.9 million in fiscal 2001 as compared to cash provided of $201.6 million in fiscal 2000. This change is primarily due to proceeds received from the Euro offering in fiscal 2000.

     In June 1997, we entered into a credit facility with a syndicate of banks which provides for a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002. Borrowings under the syndicated bank credit facility bear interest, at our option, at a base rate equal to the higher of the Federal Funds rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar rate plus an interest margin.

     In March 1999, in connection with our acquisition of Club Monaco, we entered into a $100.0 million senior credit facility with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan. The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The term loan was used to finance the acquisition of all of the outstanding common stock of Club Monaco and to repay indebtedness of Club Monaco. The term loan is also repayable on June 30, 2003. Borrowings under the 1999 syndicated bank credit facility bear interest, at our option, at a base rate equal to the higher of the Federal Funds rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar rate plus an interest margin. In April 1999, we entered into interest rate swap agreements with a notional amount of $100.0 million to convert the variable interest rate on our 1999 senior credit facility to a fixed rate of 5.5%.

     The syndicated bank credit facility and our 1999 senior bank credit facility contain customary representations, warranties, covenants and events of default, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness, loans, investments and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreements provide that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock.

     In November 1999, we issued Euro 275.0 million of 6.125% notes due November 2006. Our Euro debt is listed on the London Stock Exchange. The net proceeds from the Euro offering were $281.5 million based on the Euro exchange rate on the issuance date. Interest on the Euro debt is payable annually. A portion of the net proceeds from the issuance was used to acquire Poloco while the remaining net proceeds were retained for general corporate purposes. We acquired Poloco for an aggregate cash consideration of $209.7 million, plus the assumption of $10.0 million in short-term debt.

     During fiscal 2001, we repurchased Euro 27.5 million, or $25.3 million based on Euro exchange rates, of our outstanding Euro debt.

     As of March 31, 2001, we had $86.1 million outstanding in direct borrowings, $80.0 million outstanding under the term loan and $217.0 million outstanding in Euro debt based on the year-end Euro exchange rate. We were also contingently liable for $34.2 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. The weighted average interest rate on borrowings at March 31, 2001, was 5.9%.

     During the second quarter of fiscal 2001, we completed an internal operational review and formalized our plans to enhance the growth of our international luxury retail business, to better manage inventory and to increase our overall profitability. Total cash outlays related to the operational review are expected to be approximately $24.7 million, $16.8 million of which has been paid through March 31, 2001. We expect to settle the remaining liabilities in accordance with contract terms which extend until fiscal 2003. On October 18, 2000, we received consent from our lenders under the credit facilities permitting us to incur the charges we recorded in connection with the operational review (see Note 3 to our consolidated financial statements) up to specified thresholds.

     Total cash outlays related to the 1999 restructuring plan are approximately $39.5 million, $33.5 million of which has been paid through March 31, 2001. The remaining obligations approximated $6.0 million at March 31, 2001 and primarily relate to severance and lease termination agreements, which extend until fiscal 2003.

     Capital expenditures were $105.2 million in fiscal 2001, $122.0 million in fiscal 2000 and $141.7 million in fiscal 1999. Capital expenditures primarily reflect costs associated with the following:

     - the expansion of our distribution facilities;

     - the shop-within-shops development program which includes new shops, renovations and expansions;

     - the expansion of our retail operations;

     - our information systems; and

     - other capital projects.

We plan to invest approximately $90.0 million, net of landlord incentives, over the next fiscal year primarily for our retail stores, our European expansion, the shop-within-shops development program, our information systems and other capital projects.

     In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Class A common stock. Share repurchases under this plan were made in the open market over the two-year period which commenced April 1, 1998. On March 2, 2000, the Board of Directors authorized a two-year extension of the stock repurchase program. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of March 31, 2001, we had repurchased 3,771,806 shares of our Class A common stock at an aggregate cost of $71.2 million.

     We extend credit to our customers, including those who have accounted for significant portions of our net revenues. We had three customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, who in aggregate constituted approximately 52.0% and 54.0% of trade accounts receivable outstanding at March 31, 2001 and April 1, 2000. Additionally, we had four licensing partners, Jones Apparel Group, Inc., WestPoint Stevens, Inc., Seibu Department Stores, Ltd. and Warnaco, Inc., who in aggregate constituted approximately 53.0%, 58.0% and 55.0% of licensing revenue in fiscal 2001, fiscal 2000 and fiscal 1999. Accordingly, we may have significant exposure in collecting accounts receivable from our wholesale customers and licensees. We have credit policies and procedures which we use to manage our credit risk.

     We believe that cash from ongoing operations and funds available under our credit facilities and from our Euro offering will be sufficient to satisfy our current level of operations, the operational review, the restructuring plan, capital requirements, stock repurchase program and other corporate activities for the next 12 months. We do not currently intend to pay dividends on our common stock in the next 12 months.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments to retail customers and key vacation travel and holiday shopping periods in the retail segment. As a result of growth in our retail operations and licensing revenue, historical quarterly operating trends and working capital requirements may not accurately reflect future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This Statement, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives, whether designated in hedging relationships or not, as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. SFAS No. 133 is effective for our first quarter of fiscal 2002.

     We have entered into interest rate swap agreements and forward foreign exchange contracts which qualify as cash flow hedges under SFAS No. 133. In accordance with SFAS No. 133, we will record the fair value of these derivatives at April 1, 2001 and the resulting net unrealized gain, after taxes, of approximately $4.2 million will be recorded in other comprehensive income as a cumulative transition adjustment.

     In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, Vendor Income Statement Characteristics of Consideration Paid to a Reseller of the Vendor's Products ("EITF No. 00-25"). EITF No. 00-25 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective for our first quarter of fiscal 2003. We have not yet determined the impact of adopting this pronouncement on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. We manage these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. Our policy allows for the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. We do not enter into derivative financial contracts for trading or other speculative purposes. The following quantitative disclosures were derived using quoted market prices and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms and maturities. The quantitative disclosures discussed below do not represent the maximum possible loss nor any expected loss that may occur since actual results may differ from those estimates.

FOREIGN CURRENCY EXCHANGE RATES

     Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. From time to time, we hedge exposures to foreign currency exchange rate fluctuations with forward foreign exchange contracts. With respect to foreign operations, substantially all of our foreign subsidiaries operate in their respective functional currencies. Our primary foreign currency exposures relate to our Euro debt and Euro investments. The potential loss in value at March 31, 2001 on our Euro debt and Euro investments based on a hypothetical 10.0% adverse change in the Euro rate would have been $21.7 million and $4.5 million. As of March 31, 2001, a hypothetical immediate 10.0% adverse change in the Euro rate on the Euro debt and Euro investments would have a $1.3 million and $0.2 million unfavorable impact on our earnings and cash flows in fiscal 2002.

INTEREST RATES

     Our primary interest rate exposure relates to our fixed and variable rate debt. The fair value of our fixed Euro debt was $217.1 million based on its quoted market price as listed on the London Stock Exchange and using exchange rates in effect as of March 31, 2001. The potential loss in value at March 31, 2001 on our fixed Euro debt based on a hypothetical 10.0% adverse change in the interest rate would have been $21.7 million. At March 31, 2001, the carrying value of amounts outstanding of $166.1 million under our variable debt borrowing arrangements under our bank credit facilities approximated their fair value. We employ an interest rate hedging strategy utilizing swaps to effectively fix a portion of our interest rate exposure on our floating rate financing arrangements. At March 31, 2001, we had interest rate swap agreements with a notional amount of $100.0 million which fixed the interest rate on our variable rate debt at 5.5%. As of March 31, 2001, a hypothetical immediate 10.0% adverse change in interest rates relating to our unhedged portion of our variable rate debt would have a $0.4 million unfavorable impact on our earnings and cash flows in fiscal 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The other information required to be included by this Item 10 of this Annual Report on Form 10-K will be included in our proxy statement for the 2001 Annual Meeting of Stockholders which will be filed within 120 days after the close of our fiscal year ended March 31, 2001 and that information is incorporated into this Form 10-K by reference to that proxy statement.

     The following table sets forth certain information with respect to our directors and executive officers as of June 21, 2001.

NAME                                     AGE                     POSITION
----                                     ---                     --------
Ralph Lauren...........................  61    Chairman, Chief Executive Officer and
                                               Director
F. Lance Isham.........................  56    Vice Chairman and Director
Roger N. Farah.........................  48    President, Chief Operating Officer and
                                               Director
Dr. Joyce Brown........................  54    Director
Richard A. Friedman....................  43    Director
Frank A. Bennack, Jr. .................  68    Director
Joel L. Fleishman......................  67    Director
Allen Questrom.........................  61    Director
Terry S. Semel.........................  58    Director
Judith A. McHale.......................  54    Director
Gerald M. Chaney.......................  54    Senior Vice President of Finance and Chief
                                               Financial Officer
Mitchell A. Kosh.......................  51    Senior Vice President, Human Resources
Douglas L. Williams....................  36    Group President, Global Business Development

     RALPH LAUREN has been a director of Polo since prior to the commencement of our initial public offering and was a member of the advisory board of our predecessors since their organization. Mr. Lauren is our Chairman and Chief Executive Officer. He founded Polo in 1968 and has provided leadership in the design, marketing, advertising and operational areas since that time.

     F. LANCE ISHAM has been Vice Chairman and a director of Polo since April 2000. He was our President from November 1998 to April 2000, prior to which he served as Group President of our menswear operations. Mr. Isham joined us in 1982, and has held a variety of sales positions with us including Executive Vice President of Sales and Merchandising.

     ROGER N. FARAH has been our President, Chief Operating Officer and a director since April 2000. Mr. Farah was Chairman of the Board of Venator Group, Inc. from December 1994 to April 2000 and was Chief Executive Officer of Venator Group, Inc. from December 1994 to August 1999. Mr. Farah served as President and Chief Operating Officer of R.H. Macy & Co., Inc. from July 1994 to October 1994. He also served as Chairman and Chief Executive Officer of Federated Merchandising Services, the central buying and product development arm of Federated Department Stores, Inc. from June 1991 to July 1994.

     RICHARD A. FRIEDMAN has been a director of Polo since prior to the commencement of our initial public offering and was a member of the advisory board of our predecessor since 1994. Mr. Friedman is also a Managing Director of Goldman, Sachs & Co., and head of the Principal Investment Area. He joined Goldman, Sachs & Co. in 1981. Mr. Friedman is a member of the Board of Directors of AMF Bowling, Inc. and Carmike Cinemas Inc.

     FRANK A. BENNACK, JR. has been a director of Polo since January 1998. Mr. Bennack has been the President and Chief Executive Officer of The Hearst Corporation since 1979. He is also a member of the Board of Directors of The Hearst Corporation, Hearst-Argyle Television, Inc., American Home Products Corporation, The Chase Manhattan Corporation and The Chase Manhattan Bank.

     DR. JOYCE F. BROWN has been a director of Polo Since May 2001. Dr. Brown has been the President of the Fashion Institute of Technology, or "FIT", since 1998. She was a Professor of Clinical Psychology at the Graduate School and University Center of the City University of New York from 1994 to 1998. Dr. Brown is also a member of the Board of Directors of the United States Enrichment Corp.

     JOEL L. FLEISHMAN has been a director of Polo since January 1999. Mr. Fleishman has been a Professor of Law and Public Policy, Terry Sanford Institute of Public Policy at Duke University since 1971 and the Director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions at Duke University since 1987. Mr. Fleishman is also a member of the Board of Directors of Boston Scientific Corporation.

     JUDITH A. MCHALE has been a director of Polo since February 2001. Ms. McHale has been President and Chief Operating Officer of Discovery Communications, Inc., parent company of cable television's Discovery Channel, since 1995. From 1989 to 1995 she served as Executive Vice President and General Counsel for Discovery Communications, Inc. Ms. McHale is a member of the Board of Directors of John Hancock Financial Services, Inc. and the Potomac Electric Power Company.

     ALLEN QUESTROM has been a director of Polo since September 1997. Mr. Questrom has been the President and Chief Executive Officer of J.C. Penney Company, Inc. since September 2000. He was the Chairman, President and Chief Executive Officer of Barneys New York, Inc. from May 1999 to September 2000 and was the Chairman and Chief Executive Officer of Federated Department Stores, Inc. from February 1990 to May 1997. He is also a member of the Board of Directors of Barneys New York, Inc. and J.C. Penney Company, Inc.

     TERRY S. SEMEL has been a director of Polo since September 1997. Mr. Semel has been Chairman and Chief Executive Officer of Yahoo! Inc. since May 2001. He was Chairman of Windsor Media, Inc., Los Angeles, a diversified media company, from October 1999 to April 2001. Mr. Semel was Chairman of the Board and Co-Chief Executive Officer of the Warner Bros. division of Time Warner Entertainment LP, Los Angeles, from March 1994 until October 1999 and of Warner Music Group, Los Angeles, from November 1995 until October 1999. For more than ten years prior to that he was President of Warner Brothers or its predecessor, Warner Bros. Inc. Mr. Semel is also a member of the Board of Directors of Revlon, Inc. and Yahoo! Inc.

     GERALD M. CHANEY has been Senior Vice President of Finance and Chief Financial Officer of Polo since November 2000. Mr. Chaney was Vice President of Finance and Chief Financial Officer of Kellwood Company, a publicly held apparel manufacturing, marketer and merchandiser from December 1998 to November 2000. From April to December 1998, Mr. Chaney was Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Petrie Retail, Inc.

     MITCHELL A. KOSH has been Senior Vice President of Human Resources since July 2000. Mr. Kosh was Senior Vice President and Chief Human Resources Officer of Conseco, an insurance and financial services company in Carmel, Indiana from February 2000 to July 2000.

Prior to that he was with the Venator Group, Inc. where since 1996 he held executive human resource positions including serving as Senior Vice President of Human Resources for Foot Locker Worldwide.

     DOUGLAS L. WILLIAMS has been Corporate Group President since February 2001. From April 2000 to February 2001 Mr. Williams was corporate Group President, Global Business Development. Mr. Williams began his career with us in 1988 as a retail analyst. He has held various sales and merchandising positions with us, including Vice President of men's sales from 1993 to 1997 and Senior Vice President of men's sales from 1997 to 1998. Mr. Williams was promoted to Divisional President of product licensing in 1998 and in 1999 was further promoted to President of global licensing and new business development.

     Each executive officer serves a one-year term ending at the next annual meeting of our Board of Directors, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION.

     See Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See Item 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required to be included by Items 11 through 13 of this Form 10-K Report will be included in our proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year ended March 31, 2001 and that information is incorporated herein by reference to that proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1, 2. Financial Statements and Schedules. See index on Page F-1.

         3. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation (filed as
          Exhibit 3.1 to the Company's Registration Statement on Form
          S-1 (No. 333-24733)) (the "S-1")
 3.2      Amended and Restated By-laws of the Company (filed as
          Exhibit 3.2 to the S-1)*
10.1(a)   Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive
          Plan (filed as Exhibit 10.1 to the S-1)*+
10.1(b)   Amendment to Polo Ralph Lauren Corporation 1997 Long-Term
          Stock Incentive Plan (filed as Exhibit A to the Company's
          DEF 14A Proxy Statement, filed June 27, 2000)*+
10.2      Polo Ralph Lauren Corporation 1997 Stock Option Plan for
          Non-Employee Directors (filed as Exhibit 10.2 to the S-1)*+
10.3      Polo Ralph Lauren Corporation Executive Officer Annual
          Incentive Plan

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.4      Registration Rights Agreement dated as of June 9, 1997 by
          and among Ralph Lauren, GS Capital Partners, L.P., GS
          Capital Partners PRL Holding I, L.P., GS Capital Partners
          PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone
          Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P.,
          and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*
10.5      U.S.A. Design and Consulting Agreement, dated January 1,
          1985, between Ralph Lauren, individually and d/b/a Ralph
          Lauren Design Studio, and Cosmair, Inc., and letter
          agreement related thereto dated January 1, (filed as Exhibit
          10.4 to the S-1)*
10.6      Restated U.S.A. License Agreement, dated January 1, 1985,
          between Ricky Lauren and Mark N. Kaplan, as Licensor, and
          Cosmair, Inc., as Licensee, and letter agreement related
          thereto dated January 1, 1985** (filed as Exhibit 10.5 to
          the S-1)*
10.7      Foreign Design and Consulting Agreement, dated January 1,
          1985, between Ralph Lauren, individually and d/b/a Ralph
          Lauren Design Studio, as Licensor, and L'Oreal S.A., as
          Licensee, and letter agreements related thereto dated
          January 1, 1985, September 16, 1994 and October 25, 1994**
          (filed as Exhibit 10.6 to the S-1)*
10.8      Restated Foreign License Agreement, dated January 1, 1985, between The Polo/ Lauren Company, as Licensor, and L'Oreal
          S.A., as Licensee, letter Agreement related thereto dated
          January 1, 1985, and Supplementary Agreement thereto, dated
          October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.9      Amendment, dated November 27, 1992, to Foreign Design and
          Consulting Agreement and Restated Foreign License
          Agreement** (filed as Exhibit 10.8 to the S-1)*
10.10     License Agreement, dated as of July 1, 2000, between Ralph
          Lauren Home Collection, Inc. and WestPoint Stevens Inc.**
          (filed herewith)
10.11     License Agreement, dated March 1, 1998, between The
          Polo/Lauren Company, L.P. and Polo Ralph Lauren Japan Co.,
          Ltd., and undated letter agreement related thereto** (filed as Exhibit 10.10 to the S-1)*
10.12     Design Services Agreement, dated March 1, 1998, between Polo
          Ralph Lauren Enterprises, L.P. and Polo Ralph Lauren Japan
          Co., Ltd. (filed as Exhibit 10.11 to the S-1)*
10.13     Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones
          Apparel Group, Inc. (filed as Exhibit 10.9 to the Company's
          Annual Report on Form 10-K for the fiscal year ended March
          28, 1998 (the "Fiscal 1998 10-K"))*
10.14     License Agreement, dated as of October 18, 1995, by and
          between Polo Ralph Lauren Enterprises, L.P. and Jones
          Apparel Group, Inc. (filed as Exhibit 10-26 to the Fiscal
          1998 10-K)*
10.15     Stockholders Agreement dated as of June 9, 1997 among Polo
          Ralph Lauren Corporation, GS Capital Partners, L.P., GS
          Capital Partners PRL Holding I, L.P., GS Capital Partners
          PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone
          Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P.,
          Mr. Ralph Lauren, RL Holding, L.P. and RL Family (filed as
          Exhibit 10.22 to the S-1)*
10.16     Form of Credit Agreement between Polo Ralph Lauren
          Corporation and The Chase Manhattan Bank (filed as Exhibit
          10.24 to the S-1)*
10.17     Form of Guarantee and Collateral Agreement by Polo Ralph
          Lauren Corporation in favor of The Chase Manhattan Bank
          (filed as Exhibit 10.25 to the S-1)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.18     Credit Agreement between Polo Ralph Lauren Corporation and the Chase Manhattan Bank dated as of March 30, 1999 (filed as Exhibit 10.20 to the Fiscal 1999 Form 10-K)*
10.19     Fiscal and Paying Agency Agreement dated November 22, 1999 among Polo Ralph Lauren Corporation, its subsidiary
          guarantors and The Bank of New York, as fiscal and principal paying agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 1, 2000)*
10.20     Stock and Asset Purchase Agreement between Polo Ralph Lauren
          Corporation and S.A. Louis Dreyfus, dated November 23, 1999
          (filed as Exhibit 2.1 to the Form 8-K filed January 10,
          2000)*
10.21     Form of Indemnification Agreement between Polo Ralph Lauren
          Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.22     Amended and Restated Employment Agreement effective April 4,
          1999 between Ralph Lauren and Polo Ralph Lauren Corporation
          (filed as Exhibit 10.23 to the Fiscal 1999 Form 10-K)*+
10.23     Deferred Compensation Agreement dated April 2, 1995 between
          F. Lance Isham and Polo Ralph Lauren, L.P. (filed as Exhibit
          10.14 to the S-1)*+
10.24     Amendment to Deferred Compensation Agreement made as of
          November 10, 1998 between F. Lance Isham and Polo Ralph
          Lauren Corporation (filed as Exhibit 10.14 to the Fiscal
          1999 10-K)*+
10.26     Amended and Restated Employment Agreement effective November
          10, 1998 between F. Lance Isham and Polo Ralph Lauren
          Corporation (filed as Exhibit 10.16 to the Fiscal 1999
          10-K)*+
10.27     Amendment No. 1 to Amended and Restated Employment Agreement
          between Polo Ralph Lauren Corporation and F. Lance Isham,
          dated as of December 21, 2000 (filed as Exhibit 10.1 to the
          Form 10-Q for the quarterly period ended December 30,
          2000).*+
10.28     Employment Agreement effective April 12, 2000 between Polo
          Ralph Lauren Corporation and Roger N. Farah (filed as
          Exhibit 10.27 to the Fiscal 2000 10-K)*+
10.29     Employment Agreement effective January 1, 2000 between Polo
          Ralph Lauren Corporation and Douglas L. Williams (filed as
          Exhibit 10.29 to the Fiscal 2000 10-K)*+
21.1      List of Significant Subsidiaries of the Company.
24.1      Powers of Attorney.

---------------
 * Incorporated herein by reference.

 + Exhibit is a management contract or compensatory plan or arrangement.

** Portions of Exhibits 10.5 - 10.14 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

     (b) Although not within the last quarter covered by this report, on October 5, 2000, a current report on Form 8-K dated October 5, 2000 was filed by us with the Securities and Exchange Commission announcing that we had completed an operational review and, as a result, we would record a $110 - $115 million after-tax charge due to initiatives stemming from such review.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POLO RALPH LAUREN CORPORATION
                                          (Registrant)

                                          By: /s/     RALPH LAUREN

                                            ------------------------------------
                                                        Ralph Lauren
                                             Chairman of the Board of Directors
                                                and Chief Executive Officer

Date: June 12, 2001

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

                     SIGNATURE                                    TITLE(S)                   DATE
                     ---------                                    --------                   ----

                 /s/ RALPH LAUREN                    Chairman of the Board of Directors  June 12, 2001
---------------------------------------------------    and Chief Executive Officer
                   Ralph Lauren                        (Principal Executive Officer)

                /s/ F. LANCE ISHAM                   Vice Chairman of the Board of       June 7, 2001
---------------------------------------------------    Directors
                  F. Lance Isham

                /s/ ROGER N. FARAH                   President, Chief Operating Officer  June 12, 2001
---------------------------------------------------    and Director
                  Roger N. Farah

               /s/ GERALD M. CHANEY                  Senior Vice President and Chief     June 12, 2001
---------------------------------------------------    Financial Officer (Principal
                 Gerald M. Chaney                      Financial and Accounting
                                                       Officer)

             /s/ FRANK A. BENNACK, JR.               Director                            June 12, 2001
---------------------------------------------------
               Frank A. Bennack, Jr.

               /s/ JOEL L. FLEISHMAN                 Director                            June 12, 2001
---------------------------------------------------
                 Joel L. Fleishman

              /s/ RICHARD A. FRIEDMAN                Director                            June 8, 2001
---------------------------------------------------
                Richard A. Friedman

                /s/ ALLEN QUESTROM                   Director                            June 12, 2001
---------------------------------------------------
                  Allen Questrom

                /s/ TERRY S. SEMEL                   Director                            June 12, 2001
---------------------------------------------------
                  Terry S. Semel

               /s/ JUDITH A. MCHALE                  Director                            June 12, 2001
---------------------------------------------------
                 Judith A. McHale

              /s/ DR. JOYCE F. BROWN                 Director                            June 12, 2001
---------------------------------------------------
                Dr. Joyce F. Brown

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of March 31, 2001 and April
  1, 2000...................................................  F-3
Consolidated Statements of Income for the years ended March
  31, 2001, April 1, 2000 and April 3, 1999.................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended March 31, 2001, April 1, 2000 and April 3,
  1999......................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, April 1, 2000 and April 3, 1999...........  F-6
Notes to Consolidated Financial Statements..................  F-8
FINANCIAL STATEMENT SCHEDULE:
Independent Auditors' Report................................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF POLO RALPH LAUREN CORPORATION NEW YORK, NEW YORK

     We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the "Company") as of March 31, 2001 and April 1, 2000 and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Polo Ralph Lauren Corporation and subsidiaries as of March 31, 2001 and April 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective April 4, 1999, the Company changed its method of accounting for the costs of start-up activities.

/s/ DELOITTE & TOUCHE LLP
---------------------------------------------------------
DELOITTE & TOUCHE LLP

New York, New York
May 23, 2001

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,       APRIL 1,
                                                                 2001           2000
                                                              ---------       --------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $   51,498     $  164,571
  Marketable securities.....................................      50,721             --
  Accounts receivable, net of allowances of $12,090 and
     $16,631................................................     269,010        204,447
  Inventories...............................................     425,594        390,953
  Deferred tax assets.......................................      31,244         40,378
  Prepaid expenses and other................................      73,654         52,542
                                                              ----------     ----------
          Total current assets..............................     901,721        852,891
Property and equipment, net.................................     328,929        372,977
Deferred tax assets.........................................      61,056         11,068
Goodwill, net...............................................     249,391        277,822
Other assets, net...........................................      84,996        105,804
                                                              ----------     ----------
                                                              $1,626,093     $1,620,562
                                                              ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes and acceptances payable -- banks....................  $   86,112     $   86,131
  Accounts payable..........................................     178,293        151,281
  Accrued expenses and other................................     175,172        168,816
                                                              ----------     ----------
          Total current liabilities.........................     439,577        406,228
Long-term debt..............................................     296,988        342,707
Other noncurrent liabilities................................      80,219         99,190
Commitments and contingencies (Note 14)
Stockholders' equity
  Common Stock
  Class A, par value $.01 per share; 500,000,000 shares
     authorized; 34,948,730 and 34,381,653 shares issued....         349            344
  Class B, par value $.01 per share; 100,000,000 shares
     authorized; 43,280,021 shares issued and outstanding...         433            433
  Class C, par value $.01 per share; 70,000,000 shares
     authorized; 22,720,979 shares issued and outstanding...         227            227
  Additional paid-in-capital................................     463,001        450,030
  Retained earnings.........................................     430,047        370,785
  Treasury Stock, Class A, at cost (3,771,806 and 2,952,677
     shares)................................................     (71,179)       (57,346)
  Accumulated other comprehensive income....................     (10,529)         9,655
  Unearned compensation.....................................      (3,040)        (1,691)
                                                              ----------     ----------
          Total stockholders' equity........................     809,309        772,437
                                                              ----------     ----------
                                                              $1,626,093     $1,620,562
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               FISCAL YEAR ENDED
                                                     --------------------------------------
                                                     MARCH 31,      APRIL 1,      APRIL 3,
                                                        2001          2000          1999
                                                     ---------      --------      --------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales..........................................  $1,982,419    $1,719,226    $1,518,850
Licensing revenue..................................     243,355       236,302       208,009
                                                     ----------    ----------    ----------
  Net revenues.....................................   2,225,774     1,955,528     1,726,859
Cost of goods sold.................................   1,162,727     1,002,390       904,586
                                                     ----------    ----------    ----------
  Gross profit.....................................   1,063,047       953,138       822,273
Selling, general and administrative expenses.......     822,272       689,227       608,128
Restructuring charge...............................     123,554            --        58,560
                                                     ----------    ----------    ----------
  Total expenses...................................     945,826       689,227       666,688
                                                     ----------    ----------    ----------
  Income from operations...........................     117,221       263,911       155,585
Foreign currency gains.............................       5,846            --            --
Interest expense...................................     (25,113)      (15,025)       (2,759)
                                                     ----------    ----------    ----------
  Income before income taxes and cumulative effect
     of change in accounting principle.............      97,954       248,886       152,826
Provision for income taxes.........................      38,692       101,422        62,276
                                                     ----------    ----------    ----------
  Income before cumulative effect of change in
     accounting principle..........................      59,262       147,464        90,550
Cumulative effect of change in accounting
  principle, net of taxes..........................          --         3,967            --
                                                     ----------    ----------    ----------
  Net income.......................................  $   59,262    $  143,497    $   90,550
                                                     ==========    ==========    ==========
Income per share before cumulative effect of change
  in accounting principle -- Basic and Diluted.....  $     0.61    $     1.49    $     0.91
Cumulative effect of change in accounting
  principle, net of taxes, per share -- Basic and
  Diluted..........................................          --          0.04            --
                                                     ----------    ----------    ----------
Net income per share -- Basic and Diluted..........  $     0.61    $     1.45    $     0.91
                                                     ==========    ==========    ==========
Weighted average common shares outstanding --
  Basic............................................  96,773,282    98,926,993    99,813,328
                                                     ==========    ==========    ==========
Weighted average common shares outstanding --
  Diluted..........................................  97,446,482    99,035,781    99,972,152
                                                     ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                TREASURY STOCK,
                                   COMMON STOCK       ADDITIONAL                    AT COST
                                   ------------        PAID-IN-    RETAINED     ---------------
                                 SHARES      AMOUNT    CAPITAL     EARNINGS    SHARES      AMOUNT
                                 ------      ------   ----------   --------    ------      ------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT MARCH 28, 1998....  100,273,726   $1,003    $447,918    $136,738          --   $     --
Comprehensive income:
  Net income.................                                        90,550
        Total comprehensive
          income.............
Exercise of stock options....        4,352                  113
Repurchases of common
  stock......................                                                   603,864    (16,084)
Restricted stock grants......      104,575       1        1,999
                               -----------   ------    --------    --------   ---------   --------
BALANCE AT APRIL 3, 1999.....  100,382,653   1,004      450,030     227,288     603,864    (16,084)
Comprehensive income:
  Net income.................                                       143,497
  Foreign currency
    translation adjustments,
    net of income taxes of
    $6.2 million.............
        Total comprehensive
          income.............
Repurchases of common
  stock......................                                                 2,348,813    (41,262)
Restricted stock
  amortization...............
                               -----------   ------    --------    --------   ---------   --------
BALANCE AT APRIL 1, 2000.....  100,382,653   1,004      450,030     370,785   2,952,677    (57,346)
Comprehensive income:
  Net income.................                                        59,262
  Foreign currency
    translation adjustments,
    net of income tax benefit
    of $13.2 million.........
        Total comprehensive
          income.............
Repurchases of common
  stock......................                                                   819,129    (13,833)
Exercise of stock options....      448,778       4       10,293
Income tax benefit from stock
  option exercises...........                               679
Restricted stock grants......      118,299       1        1,999
Restricted stock
  amortization...............
                               -----------   ------    --------    --------   ---------   --------
BALANCE AT MARCH 31, 2001....  100,949,730   $1,009    $463,001    $430,047   3,771,806   $(71,179)
                               ===========   ======    ========    ========   =========   ========

                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE     UNEARNED
                                  INCOME       COMPENSATION    TOTAL
                               -------------   ------------    -----
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT MARCH 28, 1998....          --        $(1,333)     $584,326
Comprehensive income:
  Net income.................
        Total comprehensive
          income.............                                   90,550
Exercise of stock options....                                      113
Repurchases of common
  stock......................                                  (16,084)
Restricted stock grants......                     (2,000)           --
                                 --------        -------      --------
BALANCE AT APRIL 3, 1999.....          --         (3,333)      658,905
Comprehensive income:
  Net income.................
  Foreign currency
    translation adjustments,
    net of income taxes of
    $6.2 million.............       9,655
        Total comprehensive
          income.............                                  153,152
Repurchases of common
  stock......................                                  (41,262)
Restricted stock
  amortization...............                      1,642         1,642
                                 --------        -------      --------
BALANCE AT APRIL 1, 2000.....       9,655         (1,691)      772,437
Comprehensive income:
  Net income.................
  Foreign currency
    translation adjustments,
    net of income tax benefit
    of $13.2 million.........     (20,184)
        Total comprehensive
          income.............                                   39,078
Repurchases of common
  stock......................                                  (13,833)
Exercise of stock options....                                   10,297
Income tax benefit from stock
  option exercises...........                                      679
Restricted stock grants......                     (2,000)           --
Restricted stock
  amortization...............                        651           651
                                 --------        -------      --------
BALANCE AT MARCH 31, 2001....    $(10,529)       $(3,040)     $809,309
                                 ========        =======      ========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FISCAL YEAR ENDED
                                                                 -----------------
                                                        MARCH 31,    APRIL 1,     APRIL 3,
                                                          2001         2000         1999
                                                        ---------    --------     --------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................  $  59,262    $ 143,497    $  90,550
Adjustments to reconcile net income to net cash
  provided by operating activities:
  (Benefit from) provision for deferred income
     taxes............................................    (23,430)       6,761      (25,771)
  Depreciation and amortization.......................     78,599       66,280       46,414
  Cumulative effect of change in accounting
     principle........................................         --        3,967           --
  Provision for losses on accounts receivable.........        547        2,734        1,060
  Changes in deferred liabilities.....................    (27,989)       3,155       (4,782)
  Provision for restructuring.........................     98,836           --       19,040
  Foreign currency gains..............................     (5,846)          --           --
  Other...............................................     (9,885)       4,770        2,073
  Changes in assets and liabilities, net of
     acquisitions
     Accounts receivable..............................    (68,968)     (32,746)      (9,542)
     Inventories......................................    (44,626)      53,325      (76,396)
     Prepaid expenses and other.......................    (22,967)       1,216      (25,526)
     Other assets.....................................      8,042       (9,801)      (9,095)
     Accounts payable.................................     30,683       31,281      (13,452)
     Accrued expenses and other.......................     28,028      (31,750)      43,950
                                                        ---------    ---------    ---------
       Net cash provided by operating activities......    100,286      242,689       38,523
                                                        ---------    ---------    ---------
Cash Flows From Investing Activities
  Purchases of property and equipment, net............   (105,170)    (122,010)    (141,692)
  Investments in marketable securities................    (50,721)          --           --
  Acquisitions, net of cash acquired..................    (20,929)    (235,144)      (6,981)
  Proceeds from (payments of) restricted cash for Club
     Monaco acquisition...............................         --       44,217      (44,217)
  Cash surrender value -- officers' life insurance....     (5,152)      (5,385)      (3,339)
                                                        ---------    ---------    ---------
       Net cash used in investing activities..........   (181,972)    (318,322)    (196,229)
                                                        ---------    ---------    ---------
Cash Flows From Financing Activities
  Repurchases of common stock.........................    (13,833)     (41,262)     (16,084)
  Proceeds from issuance of common stock..............     10,297           --          113
  Proceeds from (repayments of) short-term borrowings,
     net..............................................      2,939      (39,400)     115,500
  Repayments of long-term debt........................    (25,289)     (37,358)        (337)
  Proceeds from long-term debt........................         --      319,610       44,217
                                                        ---------    ---------    ---------
  Net Cash (Used In) Provided By Financing
     Activities.......................................    (25,886)     201,590      143,409
                                                        ---------    ---------    ---------
Effect of exchange rate changes on cash...............     (5,501)      (5,844)          --
                                                        ---------    ---------    ---------
Net (decrease) increase in cash and cash
  equivalents.........................................   (113,073)     120,113      (14,297)
Cash and cash equivalents at beginning of period......    164,571       44,458       58,755
                                                        ---------    ---------    ---------
Cash and cash equivalents at end of period............  $  51,498    $ 164,571    $  44,458
                                                        =========    =========    =========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FISCAL YEAR ENDED
                                                                     -----------------
                                                             MARCH 31,    APRIL 1,    APRIL 3,
                                                               2001         2000        1999
                                                             ---------    --------    --------
                                                                      (IN THOUSANDS)
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest...................................   $25,318     $  7,713    $ 2,776
                                                              =======     ========    =======
  Cash paid for income taxes...............................   $72,599     $112,202    $77,877
                                                              =======     ========    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Fair value of assets acquired, excluding cash............   $    --     $398,737    $14,868
  Less:
     Cash paid.............................................        --      235,144      6,981
     Acquisition obligation................................        --       21,637         --
     Promissory notes issued...............................        --           --      5,000
                                                              -------     --------    -------
  Liabilities assumed......................................   $    --     $141,956    $ 2,887
                                                              =======     ========    =======

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

1 BASIS OF PRESENTATION AND ORGANIZATION

  (A) BASIS OF PRESENTATION

     Polo Ralph Lauren Corporation ("PRLC") was incorporated in Delaware in March 1997. The consolidated financial statements include the accounts of PRLC and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated. PRLC and its subsidiaries are collectively referred to herein as "we," "us," "our" and "ourselves."

     We have included the December 31, 2000 consolidated balance sheet and January 6, 2000 combined balance sheet of Poloco (as defined), our wholly owned subsidiary, in the accompanying March 31, 2001 and April 1, 2000, consolidated balance sheets. We also have consolidated the results of operations of Poloco for the year ended December 31, 2000, in the March 31, 2001 consolidated statements of income, stockholders' equity and cash flows.

  (B) ACQUISITIONS AND JOINT VENTURE

     On February 7, 2000, we announced the formation of Ralph Lauren Media, LLC ("RL Media"), a joint venture between National Broadcasting Company, Inc. and certain affiliated companies ("NBC") and ourselves. RL Media was created to bring our American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media will be owned 50% by us and 50% by NBC. In exchange for a 50% interest, we will provide marketing through our annual print advertising campaign, make our merchandise available at initial cost of inventory and sell RL Media's excess inventory through our outlet stores, among other things. NBC will contribute $110.0 million of television and online advertising. NBC will also contribute $40.0 million in online distribution and promotion and a cash funding commitment up to $50.0 million. Under the terms of the joint venture agreement, for tax purposes, we will not absorb any losses from the joint venture up to the first $50.0 million incurred and will share proportionately in the net income or losses thereafter. Additionally, we will receive a royalty on the sale of our products by RL Media based on specified percentages of net sales over a predetermined threshold, subject to certain limitations; to date, no such royalty income has been recognized. RL Media's managing board will have equal representation from NBC and us. The joint venture has been accounted for under the equity method from the effective date of its formation. We have not recognized any losses in excess of our financial basis.

     On January 6, 2000, we completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates ("Poloco"), which hold licenses to sell our men's and boys' apparel, our men's and women's Polo Jeans apparel, and certain of our accessories in Europe. In addition to acquiring Poloco's wholesale business, we acquired one flagship store in Paris and six outlet stores located in France, the United Kingdom and Austria. We acquired Poloco for an aggregate cash consideration of $209.7 million, plus the assumption of $10.0 million in short-term debt. We used a portion of the net proceeds from the Eurobond Offering (as defined) to finance this acquisition. During the quarter ended July 1, 2000, the final 10% of the acquisition price for Poloco in the amount of $20.9 million was distributed in accordance with the terms of the agreement. This acquisition has been accounted for as a purchase. The purchase price has been allocated based upon the fair values of the net assets acquired at the date of acquisition. This allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of $198.3 million, which has been recorded as goodwill and is being amortized on a straight-line basis over an estimated useful life of 40 years.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     The following table sets forth unaudited pro forma combined statement of income information for fiscal 2000 had the acquisition of Poloco occurred at the beginning of the period:

                                                              FISCAL YEAR
                                                                 2000
                                                              -----------
                                                              (UNAUDITED)
Pro forma net revenues......................................  $2,135,736
Pro forma net income........................................     162,398
Pro forma net income per share -- Basic and Diluted.........        1.64

     The unaudited pro forma information above has been prepared for comparative purposes only and includes certain adjustments to our historical statements of income, such as additional amortization as a result of goodwill and increased interest expense on acquisition debt. The results do not purport to be indicative of the results of operations that would have resulted had the acquisition occurred at the beginning of the period, or of future results of operations of the consolidated entities.

     On April 6, 1999, PRL Acquisition Corp., a Nova Scotia unlimited liability corporation and our wholly owned subsidiary, acquired, through a tender offer, 98.83% of the outstanding shares of Club Monaco Inc. ("Club Monaco"), a corporation organized under the laws of the Province of Ontario, Canada. On May 3, 1999, PRL Acquisition Corp. acquired the remaining outstanding 1.17% shares pursuant to a statutory compulsory acquisition. The total purchase price was $51.0 million in cash based on foreign exchange rates in effect on the dates indicated. We used funds from our credit facility to finance this acquisition and to repay in full assumed debt of Club Monaco of $35.0 million. We have accounted for this acquisition as a purchase and have consolidated the operations of Club Monaco in the accompanying financial statements from the effective date of the transaction. The purchase price has been allocated based upon the fair values of the net assets acquired at the date of the acquisition. This allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of $44.5 million, which has been recorded as goodwill and is being amortized on a straight-line basis over an estimated useful life of 40 years.

  (C) BUSINESS

     We design, license, contract for the manufacture of, market and distribute men's and women's apparel, accessories, fragrances, skin care products and home furnishings. Our sales are principally to major department and specialty stores located throughout the United States and Europe. We also sell directly to consumers through full price, flagship, outlet and Club Monaco stores located throughout the United States, Canada, Europe, Great Britain and Asia.

     We are party to licensing agreements which grant the licensee exclusive rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas. The license agreements typically provide for designated terms with renewal options based on achievement of specified sales targets. The agreements also require that certain minimum amounts be spent on advertising for licensed products. Additionally, as part of the licensing arrangements, each licensee is typically required to enter into a design services agreement pursuant to which design and other creative services are provided. The license and design services agreements provide for payments based on specified percentages of net sales of licensed products. Additionally, we have granted royalty-free licenses to independent parties to operate Polo stores to promote the sale of our merchandise and our licensees' merchandise both domestically and internationally.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     A significant amount of our products are produced in the Far East, through arrangements with independent contractors. As a result, our operations could be adversely affected by political instability resulting in the disruption of trade from the countries in which these contractors are located, by the imposition of additional duties or regulations relating to imports, by the contractors' inability to meet our production requirements or by other factors.

2 SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR

     Our fiscal year ends on the Saturday nearest to March 31. All references to "2001," "2000" and "1999" represent the 52- or 53-week fiscal years ended March 31, 2001, April 1, 2000 and April 3, 1999. Fiscal 2001 and 2000 reflect a 52-week period and fiscal 1999 reflects a 53-week period.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates embodied in the consolidated financial statements include reserves for accounts receivable, inventories and restructuring.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

  MARKETABLE SECURITIES

     We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such determinations at each balance sheet date. At March 31, 2001, we had invested in debt securities which we do not intend to hold to maturity. Accordingly, these investments are classified as available-for-sale securities and are carried at fair value, with the unrealized gains and losses, net of income taxes, reported in stockholders' equity. The amortized cost of available-for-sale securities approximated their fair value at March 31, 2001. Gross realized gains and losses on sales of available-for-sale securities were not material.

     Our investments in debt securities are diversified among high-credit quality securities in accordance with our risk management policy. The following is a summary of our investments in available-for-sale marketable securities at March 31, 2001:

                                                              MARCH 31,
                                                                2001
                                                              ---------
Corporate debt securities...................................   $18,462
Commercial paper............................................     9,584
Money market funds..........................................    22,675
                                                               -------
                                                               $50,721
                                                               =======

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     The contractual maturities of debt securities at March 31, 2001, are as follows: $44.6 million due in one year or less and $6.1 million due between one and two years. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out ("FIFO") method) or market. Effective April 4, 1999, we changed our method of valuing our retail inventories from the retail method to the FIFO method. The impact of this change was not material.

  STORE PRE-OPENING COSTS

     Effective April 4, 1999, we adopted the provisions of Statement of Position No. 98-5 ("SOP No. 98-5"), Reporting on the Costs of Start-up Activities. SOP No. 98-5 requires that costs of start-up activities, including store pre-opening costs, be expensed as incurred. Prior to the adoption of SOP No. 98-5, our accounting policy was to capitalize store pre-opening costs as prepaid expenses and amortize such costs over a 12-month period following store opening. As a result of adopting SOP No. 98-5, we recorded a charge of $4.0 million, after taxes, in fiscal 2000 as the cumulative effect of a change in accounting principle in the accompanying consolidated financial statements.

  PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is as follows:
buildings -- 37.5 years; furniture and fixtures and machinery and equipment -- 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life (up to 28 years). Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. Additionally, we capitalize our share of the cost of constructing shop-within-shops under agreements with retailers and amortize such costs using the straight-line method over their estimated useful lives of 3 to 5 years.

  GOODWILL

     Goodwill represents the excess of purchase cost over the fair value of net assets of businesses acquired. We amortize goodwill on a straight-line basis over its estimated useful life, ranging from 11 to 40 years. Amortization expense was $8.0 million, $3.7 million and $1.6 million in fiscal 2001, 2000 and 1999. Accumulated amortization was $13.9 million and $5.9 million at March 31, 2001 and April 1, 2000.

  IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

     We assess the carrying value of long-lived and intangible assets, including unamortized goodwill, as current facts and circumstances indicate that they may be impaired. In evaluating the fair value and future benefits of such assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and would recognize an impairment loss if the carrying value exceeded the expected future cash flows. The impairment loss would be measured based upon the difference between the fair value of the asset and its recorded carrying value. See Note 3 for long-lived and

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES intangible asset write downs recorded in connection with our fiscal 2001 Operational Plan (as defined -- see Note 3) and fiscal 1999 Restructuring Plan (as defined -- see Note 3).

  OFFICERS' LIFE INSURANCE

     We maintain key man life insurance policies on several of our senior executives, the majority of which contain split dollar arrangements. The key man policies are recorded at their cash surrender value, while the policies with split dollar arrangements are recorded at the lesser of their cash surrender value or premiums paid. Amounts recorded under these policies aggregated $42.0 million and $36.9 million at March 31, 2001 and April 1, 2000, and are included in other assets in the accompanying consolidated balance sheets.

  REVENUE RECOGNITION

     Sales are recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by our retail and outlet stores, when goods are sold to consumers. Allowances for estimated uncollectible accounts and discounts are provided when sales are recorded. Licensing revenue is recognized based upon shipment of licensed products sold by our licensees, net of allowances.

  ADVERTISING

     We expense the production costs of advertising, marketing and public relations expenses upon the first showing of the related advertisement. Total advertising expenses, including cooperative advertising, amounted to $88.8 million, $73.6 million and $76.2 million in fiscal 2001, 2000 and 1999.

  INCOME TAXES

     We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion which is expected to more likely than not be realized.

  DEFERRED RENT OBLIGATIONS

     We account for rent expense under noncancelable operating leases with scheduled rent increases and landlord incentives on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred liability. Unamortized deferred rent obligations amounted to $46.8 million and $52.9 million at March 31, 2001 and April 1, 2000, and are included in accrued expenses and other, and other noncurrent liabilities in the accompanying consolidated balance sheets.

  FOREIGN CURRENCY TRANSACTIONS AND TRANSLATIONS

     The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at each year end. Results of operations are translated at the average rate of exchange prevailing throughout the period. Translation adjustments arising from differences in exchange rates from period to period are included in other comprehensive income, net of taxes, except for certain foreign-denominated debt. We have designated a portion of our Eurobond (as

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES defined -- See Note 7) debt as a hedge of our net investment in a foreign subsidiary. Transaction gains or losses on the unhedged portion resulting from changes in the euro rate are recorded in income and amounted to $5.8 million in fiscal 2001. Gains and losses from other foreign currency transactions are included in operating results and were not material.

  FINANCIAL INSTRUMENTS

     We, from time to time, use derivative financial instruments to reduce our exposure to changes in foreign exchange and interest rates. While these instruments are subject to risk of loss from changes in exchange or interest rates, those losses generally would be offset by gains on the related exposure.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). This Statement, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of all derivatives, whether designated in hedging relationships or not, as either assets or liabilities in the statement of financial position, and measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings. SFAS No. 133 is effective for our first quarter of our fiscal year ending March 30, 2002.

     As described further in Note 9, we have entered into interest rate swap agreements and forward foreign exchange contracts which qualify as cash flow hedges under SFAS No. 133. In accordance with SFAS No. 133, we will record the fair value of these derivatives at April 1, 2001 and the resulting net unrealized gain, after taxes, of approximately $4.2 million will be recorded in other comprehensive income as a cumulative transition adjustment.

  STOCK OPTIONS

     We use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

  COMPREHENSIVE INCOME

     Other comprehensive income consists of foreign currency translation adjustments, net of taxes, and is reflected in the consolidated statements of stockholders' equity.

  SHIPPING AND HANDLING COSTS

     We reflect shipping and handling costs as a component of selling, general and administrative expenses in the consolidated statements of income. These costs approximated 2.0% of net sales in each of the fiscal years presented. We bill our wholesale customers for shipping and handling costs and record such revenues in net sales upon shipment.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

  NET INCOME PER SHARE

     Basic net income per share was calculated by dividing net income by the weighted average number of shares outstanding during the period, excluding any potential dilution. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and awards. The difference between the basic and diluted weighted average shares outstanding is due to the dilutive effect of stock options and restricted stock awards issued under our stock option plans.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, Vendor Income Statement Characteristics of Consideration Paid to a Reseller of the Vendor's Products ("EITF No. 00-25"). EITF No. 00-25 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective for our first quarter in the year ending March 29, 2003. We have not yet determined the impact of adopting this pronouncement on our consolidated results of operations.

  RECLASSIFICATIONS

     For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

3 RESTRUCTURING AND SPECIAL CHARGES

  (a) 2001 OPERATIONAL PLAN

     During the second quarter of fiscal 2001, we completed an internal operational review and formalized our plans to enhance the growth of our worldwide luxury retail business, to better manage inventory and to increase our overall profitability (the "Operational Plan"). The major initiatives of the Operational Plan included: refining our retail strategy; developing efficiencies in our supply chain; and consolidating corporate strategic business functions and internal processes.

     In connection with refining our retail strategy, we closed all 12 Polo Jeans Co. full-price retail stores and 11 under-performing Club Monaco retail stores. Costs associated with this aspect of the Operational Plan included lease and contract termination costs, store fixed asset write downs (primarily leasehold improvements of $21.5 million) and severance and termination benefits.

     Additionally, as a result of changes in market conditions combined with our change in retail strategy in certain locations in which we operate full-price retail stores, we performed an evaluation of the recoverability of the assets of certain of these stores in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. We concluded from the results of this evaluation that a significant permanent impairment of long-lived assets had occurred. Accordingly, we recorded a write down of these assets (primarily leasehold improvements) to their estimated fair value based on discounted future cash flows.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     In connection with the implementation of the Operational Plan, we recorded a pretax restructuring charge of $128.6 million in our second quarter of fiscal 2001. After extensive review of the Operational Plan, and changes in business conditions in certain markets in which we operate, we made an adjustment to the Operational Plan in our fourth quarter of fiscal 2001. We recorded a $5.0 million reduction of the liability for lease and contract termination costs resulting from the overestimation of costs associated with the closure of our retail stores due to market conditions that were more favorable than originally estimated. The major components of the charge and the activity through March 31, 2001, were as follows:

                                                           LEASE AND
                               SEVERANCE AND    ASSET      CONTRACT
                                TERMINATION     WRITE     TERMINATION   OTHER
                                 BENEFITS       DOWNS        COSTS      COSTS      TOTAL
                               -------------   --------   -----------   ------   ---------
2001 provision...............     $ 7,947      $ 98,835    $ 15,638     $1,134   $ 123,554
2001 activity................      (5,005)      (98,835)    (11,469)      (352)   (115,661)
                                  -------      --------    --------     ------   ---------
Balance at March 31, 2001....     $ 2,942      $     --    $  4,169     $  782   $   7,893
                                  =======      ========    ========     ======   =========

     Our operational review also targeted our supply chain management as one of the most important areas for improvement. In connection with initiating this aspect of the Operational Plan, we recorded $37.9 million of inventory write downs in our second quarter of fiscal year 2001 associated with our planned acceleration in the reduction of aged inventory. In the fourth quarter of fiscal 2001, we determined that the original provision was not sufficient and recorded additional inventory write downs of $3.6 million. These charges are reflected in cost of goods sold in the accompanying consolidated statement of income.

     Our Operational Plan also included the consolidation of certain corporate strategic business functions and internal processes. Costs associated with this aspect of the plan included the termination of operating contracts, streamlining of certain corporate and operating functions, and employee related matters. These costs aggregated $18.1 million and are included in selling, general and administrative expenses in the accompanying consolidated statement of income.

     Total severance and termination benefits as a result of the Operational Plan related to approximately 550 employees, 450 of whom have been terminated as of March 31, 2001. Total cash outlays related to the Operational Plan are expected to be approximately $24.7 million, $16.8 million of which have been paid to date. We expect to complete the implementation of the Operational Plan by the end of our second quarter of fiscal 2002 and expect to settle the remaining liabilities in accordance with contract terms which extend until fiscal 2003.

  (b) 1999 RESTRUCTURING PLAN

     During the fourth quarter of fiscal 1999, we formalized our plans to streamline operations within our wholesale and retail operations and reduce our overall cost structure (the "Restructuring Plan"). The major initiatives of the Restructuring Plan included the following: an evaluation of our retail operations and site locations; the realignment and operational integration of our wholesale operating units; and the realignment and consolidation of corporate strategic business functions and internal processes.

     In an effort to improve the overall profitability of our retail operations, we closed three Polo stores and three outlet stores that were not performing at an acceptable level. Additionally, we converted two Polo stores and five outlet stores to new concepts expected to be more productive. Costs associated with this aspect of the Restructuring Plan included lease and

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES contract termination costs, store fixed asset (primarily leasehold improvements) and intangible asset write downs and severance and termination benefits.

     Our wholesale operations were realigned into two new operating units: Polo Brands and Collection Brands. Aspects of this realignment included: (i) the reorganization of the sales force and retail development areas; (ii) the streamlining of the design and development process; and (iii) the consolidation of the customer service departments. Additionally, we integrated the sourcing and production of our Polo Brands, outlet store and licensees' products into one consolidated unit. Costs associated with the wholesale realignment consisted primarily of severance and termination benefits and lease termination costs. Our review of our corporate business functions and internal processes resulted in a new management structure designed to better align businesses with similar functions and to identify and eliminate duplicative processes. Costs associated with the corporate realignment consisted primarily of severance and termination benefits and lease and contract termination costs.

     In connection with the implementation of the Restructuring Plan, we recorded a pretax restructuring charge of $58.6 million in our fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity through March 31, 2001, were as follows:

                                                             LEASE AND
                                 SEVERANCE AND    ASSET      CONTRACT
                                  TERMINATION     WRITE     TERMINATION   OTHER
                                   BENEFITS       DOWNS        COSTS      COSTS    TOTAL
                                 -------------    -----     -----------   -----    -----
1999 provision.................    $ 15,277      $ 17,788    $ 24,665     $ 830   $ 58,560
1999 activity..................      (3,318)      (17,788)     (1,112)     (105)   (22,323)
                                   --------      --------    --------     -----   --------
Balance at April 3, 1999.......      11,959            --      23,553       725     36,237
2000 activity..................      (4,694)           --     (18,675)     (585)   (23,954)
                                   --------      --------    --------     -----   --------
Balance at April 1, 2000.......       7,265            --       4,878       140     12,283
2001 activity..................      (3,019)           --      (3,131)     (140)    (6,290)
                                   --------      --------    --------     -----   --------
Balance at March 31, 2001......    $  4,246      $     --    $  1,747     $  --   $  5,993
                                   ========      ========    ========     =====   ========

     After extensive review of the Restructuring Plan, and changes in business conditions in certain markets in which we operate, we made adjustments to the Restructuring Plan and incurred other restructuring related costs in fiscal 2000. These adjustments included the following: (i) a $0.9 million reduction of the liability for lease and contract termination costs resulting from the overestimation of costs associated with the closure and conversion of our retail stores due to improved market conditions; and (ii) a $0.9 million charge for the underestimation of severance and termination benefits recorded in the Restructuring Plan. The above adjustments had no net impact.

     Total severance and termination benefits as a result of the Restructuring Plan related to 280 employees, all of whom have been terminated. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $33.5 million of which have been paid to date. We completed the implementation of the Restructuring Plan in fiscal 2000 and expect to settle the remaining liabilities in accordance with contract terms which extend until fiscal 2003.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

4 INVENTORIES

                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
Raw materials...............................................  $  7,024     $ 13,649
Work-in-process.............................................     6,251        6,337
Finished goods..............................................   412,319      370,967
                                                              --------     --------
                                                              $425,594     $390,953
                                                              ========     ========

5 PROPERTY AND EQUIPMENT

                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
Land and improvements.......................................  $  3,408     $  3,108
Buildings...................................................    10,178       10,178
Furniture and fixtures......................................   229,824      192,444
Machinery and equipment.....................................    56,833       49,807
Leasehold improvements......................................   304,681      350,367
                                                              --------     --------
                                                               604,924      605,904
Less: accumulated depreciation and amortization.............   275,995      232,927
                                                              --------     --------
                                                              $328,929     $372,977
                                                              ========     ========

6 ACCRUED EXPENSES AND OTHER

                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
Accrued operating expenses..................................  $108,441     $ 90,467
Accrued payroll and benefits................................    37,760       26,621
Accrued restructuring charges...............................    13,886       12,283
Accrued acquisition obligation..............................        --       21,637
Accrued shop-within-shops...................................    15,085       17,808
                                                              --------     --------
                                                              $175,172     $168,816
                                                              ========     ========

7 FINANCING AGREEMENTS

     On June 9, 1997, we entered into a credit facility with a syndicate of banks which consists of a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002 (the "Credit Facility"). Borrowings under the Credit Facility bear interest, at our option, at a Base Rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus
 1/2 of one percent, and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin.

     On March 30, 1999, in connection with our acquisition of Club Monaco, we entered into a $100.0 million senior credit facility (the "1999 Credit Facility") with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan (the "Term Loan"). The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The Term Loan was used to finance the acquisition of

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES the stock of Club Monaco and to repay existing indebtedness of Club Monaco. The Term Loan is repayable on June 30, 2003. Borrowings under the 1999 Credit Facility bear interest, at our option, at a Base Rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus
 1/2 of one percent, and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin. In April 1999, we entered into interest rate swap agreements with a notional amount of $100.0 million to convert the variable interest rate on the 1999 Credit Facility to a fixed rate of 5.5% (see Note 9).

     The Credit Facility and 1999 Credit Facility (the "Credit Facilities") contain customary representations, warranties, covenants and events of default, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness, loans, investments and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreements provide that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock. On October 18, 2000, we received consent from our lenders under the Credit Facilities permitting us to incur the charges we recorded in connection with the Operational Plan (see Note 3) up to specified thresholds.

     On November 22, 1999, we issued Euro 275.0 million of 6.125 percent Notes (the "Eurobonds") due November 2006 (the "Eurobond Offering"). The Eurobonds are listed on the London Stock Exchange. The net proceeds from the Eurobond Offering were $281.5 million based on the Euro exchange rate on the issuance date. A portion of the net proceeds from the issuance was used to finance the acquisition of stock and certain assets of Poloco while the remaining net proceeds were retained for general corporate purposes. Interest on the Eurobonds is payable annually. During fiscal 2001, we repurchased 27.5 million of our outstanding Eurobonds, or $25.3 million based on Euro exchange rates. The loss on this early extinguishment of debt was not material.

     As discussed in Note 2 (b), in connection with the Poloco acquisition, we assumed borrowings under short-term facilities which represent overdraft positions on bank accounts. These borrowings bore interest at .5% to 1.0% over the Euro Overnight Indexed Average which was 5.16% and 3.75% at March 31, 2001 and April 1, 2000.

     At March 31, 2001, we had $86.1 million outstanding in direct borrowings, $80.0 million outstanding under the Term Loan and $217.0 million outstanding in Eurobonds based on the year- end Euro exchange rate. We were also contingently liable for $34.2 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. At April 1, 2000, we had $86.1 million outstanding in direct borrowings, $80.0 million outstanding under the Term Loan and $262.7 million outstanding in Eurobonds based on the year-end Euro exchange rate. The Credit Facilities bore interest primarily at the institution's prime rate (ranging from 5.9% to 8.5% at March 31, 2001 and 6.9% to 9.0% at April 1, 2000). The weighted average interest rate on borrowings was 6.3%, 6.1% and 7.4% in fiscal 2001, 2000 and 1999.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

8 INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                            FISCAL YEAR
                                                            -----------
                                                    2001        2000        1999
                                                    ----        ----        ----
Current:
  Federal.......................................  $ 27,984    $ 71,565    $ 68,012
  State and local...............................    21,605      17,398      15,080
  Foreign.......................................    12,533       5,698       4,955
                                                  --------    --------    --------
                                                    62,122      94,661      88,047
                                                  --------    --------    --------
Deferred:
  Federal.......................................   (11,689)      4,527     (19,654)
  State and local...............................   (11,741)      2,234      (6,117)
                                                  --------    --------    --------
                                                   (23,430)      6,761     (25,771)
                                                  --------    --------    --------
                                                  $ 38,692    $101,422    $ 62,276
                                                  ========    ========    ========

     The foreign and domestic components of income (loss) before income taxes were as follows:

                                                            FISCAL YEAR
                                                            -----------
                                                    2001        2000        1999
                                                    ----        ----        ----
Domestic........................................  $127,071    $215,270    $102,644
Foreign.........................................   (29,117)     33,616      50,182
                                                  --------    --------    --------
                                                  $ 97,954    $248,886    $152,826
                                                  ========    ========    ========

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     The deferred tax assets reflect the net tax effect of temporary differences, primarily net operating loss carryforwards, property and equipment and accounts receivable, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the net deferred tax assets at March 31, 2001 and April 1, 2000, were as follows:

                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
DEFERRED TAX ASSETS:
  Net operating loss carryforwards..........................  $ 30,651     $15,602
  Property and equipment....................................    27,622       1,082
  Accounts receivable.......................................    14,785      20,353
  Uniform inventory capitalization..........................     8,217       7,945
  Deferred compensation.....................................     6,628       6,778
  Restructuring reserves....................................     5,106       4,709
  Trademark expenses........................................     4,473       2,924
  Accrued expenses..........................................     2,057       3,327
  Accrued royalty income....................................     1,941       3,519
  Other.....................................................    13,246       2,569
                                                              --------     -------
                                                               114,726      68,808
  Less: Valuation allowance.................................    22,426      17,362
                                                              --------     -------
                                                              $ 92,300     $51,446
                                                              ========     =======

     We have available Federal net operating loss carryforwards of approximately $17.2 million and state net operating loss carryforwards of approximately $202.2 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in fiscal 2004. The utilization of the Federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382 which applies following certain changes in ownership of the entity generating the loss carryforward. As a result of the limitation of
Section 382, we believe that approximately $3.2 million of the federal net operating loss carryforwards will expire and not be utilized. A valuation allowance has been recorded against such net operating losses.

     Also, we have available additional state and foreign net operating loss carryforwards of approximately $15.0 million and $20.4 million for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded since we do not believe that we will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of a substantial portion of the deferred tax asset relating to these Federal, state and foreign net operating loss carryforwards would result in a reduction of goodwill recorded in connection with acquisitions. Additionally, we have recorded a valuation allowance against certain other deferred tax assets relating to our Canadian operations. Subsequent recognition of these deferred tax assets, as well as a portion of the foreign net operating loss carryforwards, would result in an income tax benefit in the year of such recognition.

     Provision has not been made for United States or additional foreign taxes on approximately $49.0 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC or a subsidiary or U.S. affiliate of PRLC, or if the

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. We believe that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States foreign tax credits.

     The historical provision for income taxes in fiscal 2001, 2000 and 1999 differs from the amounts computed by applying the statutory Federal income tax rate to income before income taxes due to the following:

                                                                      FISCAL YEAR
                                                                      -----------
                                                              2001        2000       1999
                                                              ----        ----       ----
Provision for income taxes at statutory Federal rate.......  $34,284    $ 87,110    $53,489
Increase (decrease) due to:
  State and local income taxes, net of Federal benefit.....    6,005      12,761      5,825
  Foreign income, net......................................   (2,499)        753      1,055
     Other.................................................      902         798      1,907
                                                             -------    --------    -------
                                                             $38,692    $101,422    $62,276
                                                             =======    ========    =======

9 FINANCIAL INSTRUMENTS

     In April 1999, we entered into interest rate swap agreements with commercial banks which expire in 2003 to hedge against interest rate fluctuations. The swap agreements effectively convert borrowings under the 1999 Credit Facility from variable rate to fixed rate obligations. Under the terms of these agreements, we make payments at a fixed rate of 5.5% and receive payments from the counterparty based on the notional amount of $100.0 million at a variable rate based on the London Inter-Bank Offer Rate ("LIBOR"). The net interest paid or received on this arrangement is included in interest expense. The fair value of these agreements was an unrealized loss of $1.4 million and an unrealized gain of $4.4 million at March 31, 2001 and April 1, 2000, based upon the estimated amount that we would have to pay or would receive to terminate the agreements, as determined by the financial institutions.

     We entered into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations. Gains and losses on these contracts are deferred and recognized as adjustments to the basis of those assets. These gains and losses were not material. At March 31, 2001, we had foreign exchange contracts outstanding as follows: (i) to receive 60 million French Francs in fiscal 2001 in exchange for
5.6 million British Pounds; (ii) to deliver 279 million French Francs in fiscal 2001 in exchange for $50.0 million; (iii) to deliver 1.5 million British Pounds in fiscal 2001 in exchange for Euro 2.5 million; and (iv) to deliver $1.3 million in fiscal 2001 in exchange for Euro 1.5 million. The fair value of these contracts resulted in an unrealized gain of approximately $10.0 million at March 31, 2001.

     The carrying amounts of financial instruments reported in the accompanying consolidated balance sheets at March 31, 2001 and April 1, 2000, approximated their estimated fair values, except for the Eurobonds, primarily due to either the short-term maturity of the instruments or their adjustable market rate of interest. The fair value of the Eurobonds, net of discounts, was $217.1 million and $258.6 million as of March 31, 2001 and April 1, 2000, based on its quoted market price as listed on the London Stock Exchange. Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

10 CONCENTRATION OF CREDIT RISK

     We sell our merchandise primarily to major upscale department stores across the United States and extend credit based on an evaluation of the customer's financial condition generally without requiring collateral. Credit risk is driven by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. A decision by the controlling owner of a group of stores or any substantial customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect. We had three customers who in aggregate constituted approximately 52.0% and 54.0% of trade accounts receivable outstanding at March 31, 2001 and April 1, 2000.

     We had three significant customers who accounted for approximately 11.0%, 10.0% and 10.0% each of net sales in fiscal 2001, and for approximately 12.0%, 11.0% and 10.0% each of net sales in fiscal 2000. We had two significant customers who accounted for approximately 10.0% each of net sales in fiscal 1999. Additionally, we had four significant licensees who in aggregate constituted approximately 53.0%, 58.0% and 55.0% of licensing revenue in fiscal 2001, 2000 and 1999.

     We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We believe that adequate provision for credit loss has been made in the accompanying consolidated financial statements.

     We are also subject to concentrations of credit risk with respect to our cash and cash equivalents, marketable securities, interest rate swap agreements and forward foreign exchange contracts which we attempt to minimize by entering into these arrangements with major banks and financial institutions and investing in high-quality instruments. We do not expect any counterparties to fail to meet their obligations.

11 EMPLOYEE BENEFITS

  PROFIT SHARING RETIREMENT SAVINGS PLANS

     We sponsor two defined contribution benefit plans covering substantially all eligible U.S. employees not covered by a collective bargaining agreement. The plans include a savings plan feature under Section 401(k) of the Internal Revenue Code. We make discretionary contributions to the plans and contribute an amount equal to 50% of the first 6% of an employee's contribution. Under the terms of the plans, a participant is 100% vested in our matching and discretionary contributions after five years of credited service. Contributions under these plans approximated $7.4 million, $4.3 million and $8.7 million in fiscal 2001, 2000 and 1999.

  UNION PENSION

     We participate in a multi-employer pension plan and are required to make contributions to the Union of Needletrades Industrial and Textile Employees (the "Union") for dues based on wages paid to union employees. A portion of these dues is allocated by the Union to a retirement fund which provides defined benefits to substantially all unionized workers. We do not participate in the management of the plan and have not been furnished with information with respect to the type of benefits provided, vested and nonvested benefits or assets.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan's unfunded vested benefits. Such withdrawal liability was assumed in conjunction with the acquisition of certain assets from a nonaffiliated licensee. We have no current intention of withdrawing from the plan.

  DEFERRED COMPENSATION

     We have deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were $18.1 million and $16.7 million at March 31, 2001 and April 1, 2000, and are reflected in other noncurrent liabilities in the accompanying consolidated balance sheets. Total compensation expense recorded was $3.2 million, $2.6 million and $2.7 million in fiscal 2001, 2000 and 1999. We fund a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected in other assets in the accompanying consolidated balance sheets.

12 COMMON STOCK

     All of our outstanding Class B Common Stock is owned by Mr. Ralph Lauren and related entities and all of our outstanding Class C Common Stock is owned by certain investment funds affiliated with The Goldman Sachs Group, Inc. (collectively, the "GS Group"). Shares of Class B Common Stock are convertible at any time into shares of Class A Common Stock on a one-for-one basis and may not be transferred to anyone other than affiliates of Mr. Lauren. Shares of Class C Common Stock are convertible at any time into shares of Class A Common Stock on a one-for-one basis and may not be transferred to anyone other than among members of the GS Group or, until April 15, 2002, any successor of a member of the GS Group. The holders of Class A Common Stock generally have rights identical to holders of Class B Common Stock and Class C Common Stock, except that holders of Class A Common Stock and Class C Common Stock are entitled to one vote per share and holders of Class B Common Stock are entitled to ten votes per share. Holders of all classes of Common Stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval except for the election and the removal of directors and as otherwise required by applicable law. Class A Common Stock, Class B Common Stock and Class C Common Stock are collectively referred to herein as "Common Stock."

13 STOCK INCENTIVE PLANS

     On June 9, 1997, our Board of Directors adopted the 1997 Long-Term Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan authorizes the grant of awards to any officer or other employee, consultant to, or director with respect to a maximum of 10.0 million shares of our Class A Common Stock (the "Shares"), subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events, which awards may be made in the form of: (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code; (iii) stock appreciation rights; (iv) restricted stock and/or restricted stock units; (v) performance awards; and (vi) other stock-based awards. On June 13, 2000, our Board of Directors increased the maximum number of Shares that can be granted under the Stock Incentive Plan to
20.0 million shares. At March 31, 2001, we had an additional 11.0 million Shares reserved for issuance under this plan.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     On June 9, 1997, our Board of Directors adopted the 1997 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan"). Under the Non-Employee Directors Plan, grants of options to purchase up to 500,000 Shares may be granted to non-employee directors. Stock options vest in equal installments over two years and expire ten years from the date of grant. In fiscal 2001, 2000 and 1999, our Board of Directors granted options to purchase 12,250, 12,000 and 28,500 Shares with exercise prices equal to the stock's fair market value on the date of grant. At March 31, 2001, we had 417,250 options reserved for issuance under this plan.

     Stock options were granted in fiscal 2001, 2000 and 1999 under the plans with an exercise price equal to the stock's fair market value on the date of grant. These options vest in equal installments primarily over three years for officers and other key employees and over two years for all remaining employees and non-employee directors. The options expire ten years from the date of grant. No compensation cost has been recognized in the accompanying consolidated financial statements in accordance with APB No. 25. If compensation cost had been recognized for stock options granted under the plans based on the fair value of the stock options at the grant date in accordance with SFAS No. 123, our historical net income and net income per share in fiscal 2001, 2000 and 1999 would have been reduced to the following pro forma amounts:

                                                              FISCAL YEAR
                                                              -----------
                                                      2001        2000       1999
                                                      ----        ----       ----
Pro forma net income...............................  $43,120    $128,000    $77,953
Pro forma net income per share --
  Basic............................................     0.45        1.29       0.78
  Diluted..........................................     0.44        1.29       0.78

     We used the Black-Scholes option-pricing model to determine the fair value of grants made. The weighted average fair value of options granted was $11.14, $12.33 and $14.02 per share in fiscal 2001, 2000 and 1999. The following assumptions were applied in determining the fair value of options granted:

                                                                  FISCAL YEAR
                                                                  -----------
                                                              2001    2000    1999
                                                              ----    ----    ----
Risk-free interest rate.....................................  6.35%   5.81%   5.46%
Expected dividend yield.....................................     0%      0%      0%
Weighted average expected option life.......................   6.0yrs  6.0yrs  6.0yrs
Expected stock price volatility.............................  85.0%   65.0%   44.0%

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     Stock option activity for the Stock Incentive Plan and Non-Employee Directors Plan in fiscal 2001, 2000 and 1999 was as follows:

                                                                             WEIGHTED
                                                              NUMBER         AVERAGE
                                                             OF SHARES    EXERCISE PRICE
                                                             ---------    --------------
BALANCE AT MARCH 28, 1998..................................    4,084          $26.00
  Granted..................................................    1,736           27.70
  Exercised................................................       (4)          26.00
  Forfeited................................................     (518)          26.24
                                                               -----          ------
BALANCE AT APRIL 3, 1999...................................    5,298          $26.53
  Granted..................................................    2,767           19.07
  Exercised................................................       --              --
  Forfeited................................................     (815)          25.64
                                                               -----          ------
BALANCE AT APRIL 1, 2000...................................    7,250          $23.77
  Granted..................................................    2,831           14.73
  Exercised................................................     (449)          22.95
  Forfeited................................................     (764)          22.00
                                                               -----          ------
BALANCE AT MARCH 31, 2001..................................    8,868          $20.79
                                                               =====          ======

     Additional information relating to options outstanding as of March 31, 2001, was as follows:

                                     WEIGHTED-AVERAGE    WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
      RANGE OF           NUMBER         REMAINING        EXERCISE PRICE OF      NUMBER       EXERCISE PRICE OF
   EXERCISE PRICES     OUTSTANDING   CONTRACTUAL LIFE   OPTIONS OUTSTANDING   EXERCISABLE   EXERCISABLE OPTIONS
   ---------------     -----------   ----------------   -------------------   -----------   -------------------
$13.94 - $17.06           2,576            9.2                $14.28                 9            $17.06
$17.13 - $19.56           2,144            8.2                 19.00               607             18.98
$20.19 - $25.19             328            8.6                 22.14                95             22.52
$26.00 - $29.91           3,820            6.5                 26.71             3,414              6.53
                          -----            ---                ------             -----            ------
                          8,868            7.8                $20.79             4,125            $25.31
                          =====            ===                ======             =====            ======

     In March 1998, our Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Shares. Share repurchases were made in the open market over the two-year period which commenced April 1, 1998. On March 2, 2000, our Board of Directors authorized a two-year extension to the stock repurchase program. Shares acquired under the repurchase program will be used for stock option programs and other corporate purposes. The repurchased Shares have been accounted for as treasury stock at cost. At March 31, 2001, we had repurchased 3,771,806 Shares at an aggregate cost of $71.2 million.

14 COMMITMENTS AND CONTINGENCIES

  LEASES

     We lease office, warehouse and retail space and office equipment under operating leases which expire through 2029. As of March 31, 2001, aggregate minimum annual rental payments

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES under noncancelable operating leases with lease terms in excess of one year were payable as follows:

FISCAL YEAR ENDING
------------------
2002........................................................  $ 80,842
2003........................................................    73,473
2004........................................................    69,055
2005........................................................    62,669
2006........................................................    54,891
Thereafter..................................................   318,553
                                                              --------
                                                              $659,483
                                                              ========

     Rent expense charged to operations was $75.6 million, $66.7 million and $59.6 million, net of sublease income of $2.2 million, $1.7 million and $1.6 million, in fiscal 2001, 2000 and 1999. Substantially all outlet and retail store leases provide for contingent rentals based upon sales and require us to pay taxes, insurance and occupancy costs. Certain rentals are based solely on a percentage of sales, and one significant lease requires a fair market value adjustment at January 1, 2004. Contingent rental charges included in rent expense were $6.1 million, $5.3 million and $4.1 million in fiscal 2001, 2000 and 1999.

  EMPLOYMENT AGREEMENTS

     We are party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

  TAXES

     The predecessor of Poloco, which we acquired in January 2000, has been subject to a tax audit in France for the years 1996, 1997 and 1998. In late December 1999, the French tax authorities issued a notification preliminarily advising that additional taxes, penalties and interest would be due for the years in question. Poloco and its former parent, S.A. Louis Dreyfus ("Dreyfus") are contesting the assessment. We are indemnified by Dreyfus under the purchase agreement.

  LEGAL MATTERS

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that source apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various Federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising and seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California and subsequently transferred to the United States District Court for the District of Hawaii, is brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the Federal civil RICO statute,

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. Although we were not named as a defendant in these suits, we source products in Saipan, and counsel for the plaintiffs in these actions informed us that we are a potential defendant in these or similar actions. We have since entered into an agreement to settle any claims for nonmaterial consideration. The settlement agreement is subject to court approval. We have denied any liability and are not in a position to evaluate the likelihood of a favorable or unfavorable outcome if the settlement is not approved and litigation proceeds.

     As part of the settlement, we have since been named as a defendant, along with certain other apparel companies, in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., in the San Francisco County Superior Court for the District of Hawaii, that mirrors portions of the larger State and Federal Court actions but does not include RICO and certain of the other claims alleged in those actions. The newly filed actions are expected to remain inactive unless settlement is not finally approved by the Federal Court.

     We are from time to time involved in legal claims, involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. In our opinion, the resolution of any matter currently pending will not have a material adverse effect on our consolidated financial condition or results of operations.

15 QUARTERLY INFORMATION (UNAUDITED)

     The following is a summary of certain unaudited quarterly financial information for fiscal 2001 and 2000:

                                      JULY 1,     SEPT. 30,    DEC. 30,    MARCH 31,
FISCAL 2001                             2000        2000         2000        2001
-----------                           -------     ---------    --------    ---------
Net revenues........................  $487,297    $586,217     $613,740    $538,520
Gross profit........................   252,547     250,133      297,520     262,847
Net income (loss)...................    23,983     (62,821)      50,603      47,497
Net income (loss) per share --
  Basic.............................  $   0.25    $  (0.65)    $   0.52    $   0.49
  Diluted...........................      0.25       (0.65)        0.52        0.48
Shares outstanding -- Basic.........    97,092      96,713       96,530      96,740
Shares outstanding -- Diluted.......    97,350      97,256       97,347      98,164

                                      JULY 3,     OCT. 2,     JAN. 1,     APRIL 1,
FISCAL 2000                             1999        1999        2000        2000
-----------                           -------     -------     -------     --------
Net revenues........................  $434,421    $543,885    $510,299    $466,923
Gross profit........................   216,975     269,415     239,580     227,168
Net income..........................    24,110      55,349      32,268      31,770
Net income per share --
  Basic and Diluted.................  $   0.24    $   0.56    $   0.33    $   0.32
Shares outstanding -- Basic.........    99,533      99,118      98,808      98,243
Shares outstanding -- Diluted.......    99,704      99,251      98,938      98,347

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

16 SEGMENT REPORTING

     We have three reportable business segments: wholesale, retail and licensing. Our reportable segments are individual business units that offer different products and services. The segments are managed separately because each segment requires different strategic initiatives, promotional campaigns, marketing, and advertising, based upon its own individual positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

     Our wholesale segment consists of two operating units: Polo Brands and Collection Brands. Each unit designs, sources, markets and distributes discrete brands. Both units primarily sell products to major department and specialty stores and to our owned and licensed retail stores.

     The retail segment operates two types of stores: outlet and full price stores, including flagship stores. The stores sell our products purchased from our wholesale segment, our licensees and our suppliers.

     The licensing segment, which consists of product, international and home collection, generates revenues from royalties through its licensing alliances. The licensing agreements grant the licensee rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas.

     The accounting policies of the segments are consistent with those described in Note 2, Significant Accounting Policies. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory. All intercompany revenues and profits or losses are eliminated in consolidation. We do not review these sales when evaluating segment performance. We evaluate each segment's performance based upon income or loss from operations before interest, nonrecurring gains and losses and income taxes. Corporate overhead expenses are allocated to each segment based upon each segment's usage of corporate resources.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     Our net revenues, income from operations, depreciation and amortization expense and capital expenditures for fiscal 2001, 2000 and 1999, and total assets as of March 31, 2001, April 1, 2000 and April 3, 1999, for each segment were as follows:

                                                          FISCAL YEAR
                                                          -----------
                                                2001          2000          1999
                                                ----          ----          ----
NET REVENUES:
  Wholesale................................  $1,053,842    $  885,246    $  859,498
  Retail...................................     928,577       833,980       659,352
  Licensing................................     243,355       236,302       208,009
                                             ----------    ----------    ----------
                                             $2,225,774    $1,955,528    $1,726,859
                                             ==========    ==========    ==========
INCOME FROM OPERATIONS:
  Wholesale................................  $  127,040    $   81,139    $   59,796
  Retail...................................      27,710        26,176        31,840
  Licensing................................     145,598       149,900       122,509
                                             ----------    ----------    ----------
                                                300,348       257,215       214,145
  Less: Unallocated restructuring and
     special charges.......................     183,127            --        58,560
  Add: Cumulative effect of pretax
     accounting change.....................          --         6,696            --
                                             ----------    ----------    ----------
                                             $  117,221    $  263,911    $  155,585
                                             ==========    ==========    ==========
DEPRECIATION AND AMORTIZATION:
  Wholesale................................  $   31,642    $   23,004    $   21,111
  Retail...................................      35,896        36,393        20,349
  Licensing................................      11,061         6,883         4,954
                                             ----------    ----------    ----------
                                             $   78,599    $   66,280    $   46,414
                                             ==========    ==========    ==========
CAPITAL EXPENDITURES:
  Wholesale................................  $   20,957    $   16,219    $   32,013
  Retail...................................      57,836        60,778        59,568
  Licensing................................       6,217         3,813         7,817
  Corporate................................      20,160        41,200        42,294
                                             ----------    ----------    ----------
                                             $  105,170    $  122,010    $  141,692
                                             ==========    ==========    ==========

                                             MARCH 31,      APRIL 1,      APRIL 3,
                                                2001          2000          1999
                                             ---------      --------      --------
TOTAL ASSETS:
  Wholesale................................  $  604,834    $  524,223    $  376,154
  Retail...................................     528,836       596,989       424,203
  Licensing................................     154,714       202,090        73,389
  Corporate................................     337,709       297,260       230,838
                                             ----------    ----------    ----------
                                             $1,626,093    $1,620,562    $1,104,584
                                             ==========    ==========    ==========

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     Our net revenues for fiscal 2001, 2000 and 1999, and our long-lived assets as of March 31, 2001 and April 1, 2000, by geographic location were as follows:

                                                          FISCAL YEAR
                                                          -----------
                                                2001          2000          1999
                                                ----          ----          ----
NET REVENUES:
  United States............................  $1,875,223    $1,802,246    $1,648,092
  Foreign countries........................     350,551       153,282        78,767
                                             ----------    ----------    ----------
                                             $2,225,774    $1,955,528    $1,726,859
                                             ==========    ==========    ==========

                                                              MARCH 31,    APRIL 1,
                                                                2001         2000
                                                              ---------    --------
LONG-LIVED ASSETS:
  United States.............................................  $286,257     $306,439
  Foreign countries.........................................    42,672       66,538
                                                              --------     --------
                                                              $328,929     $372,977
                                                              ========     ========

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF POLO RALPH LAUREN CORPORATION NEW YORK, NEW YORK

     We have audited the consolidated financial statements of Polo Ralph Lauren Corporation and subsidiaries (the "Company"), as of March 31, 2001 and April 1, 2000, and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated May 23, 2001 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to a change in a method of accounting), such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Polo Ralph Lauren Corporation and subsidiaries, listed in
Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
------------------------------------------------
DELOITTE & TOUCHE LLP

New York, New York
May 23, 2001

                                                                     SCHEDULE II

                         POLO RALPH LAUREN CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGED TO   CHARGED                  BALANCE
                                          BEGINNING    COSTS AND    TO OTHER                 AT END
DESCRIPTION                                OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS    OF YEAR
-----------                               ----------   ----------   --------   ----------    -------
YEAR ENDED MARCH 31, 2001
Allowance for doubtful accounts.........   $ 9,760      $   547        $0       $ 5,640(a)   $ 4,667
Allowance for sales discounts...........     6,871       35,521         0        34,969        7,423
                                           -------      -------        --       -------      -------
                                           $16,631      $36,068        $0       $40,609      $12,090
                                           =======      =======        ==       =======      =======
YEAR ENDED APRIL 1, 2000
Allowance for doubtful accounts.........   $ 7,147      $ 2,734        $0       $   121(a)   $ 9,760
Allowance for sales discounts...........     6,348       34,098         0        33,575        6,871
                                           -------      -------        --       -------      -------
                                           $13,495      $36,832        $0       $33,696      $16,631
                                           =======      =======        ==       =======      =======
YEAR ENDED APRIL 3, 1999
Allowance for doubtful accounts.........   $ 6,647      $ 1,060        $0       $   560(a)   $ 7,147
Allowance for sales discounts...........     5,800       34,320         0        33,772        6,348
                                           -------      -------        --       -------      -------
                                           $12,447      $35,380        $0       $34,332      $13,495
                                           =======      =======        ==       =======      =======

---------------
(a) Accounts written-off as uncollectible.

                         POLO RALPH LAUREN CORPORATION

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
 3.1      Amended and Restated Certificate of Incorporation of the
          Company (filed as Exhibit 3.1 to the Company's Registration
          Statement on Form S-1 (File No. 333-24733) (the "S-1"))*
 3.2      Amended and Restated By-laws of the Company (filed as
          Exhibit 3.2 to the S-1)*
10.1(a)   Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive
          Plan (filed as Exhibit 10.1 to the S-1)*+
10.1(b)   Amendment to Polo Ralph Lauren Corporation 1997 Long-Term
          Stock Incentive Plan (filed as Exhibit A to the Company's
          DEF 14A Proxy Statement, filed June 27, 2000)*+
10.2      Polo Ralph Lauren Corporation 1997 Stock Option Plan for
          Non-Employee Directors (filed as Exhibit 10.2 to the S-1)*+
10.3      Polo Ralph Lauren Corporation Executive Officer Annual
          Incentive Plan (filed as Exhibit 10.3 to the Fiscal 2000
          10-K)+
10.4      Registration Rights Agreement dated as of June 9, 1997 by
          and among Ralph Lauren, GS Capital Partners, L.P., GS
          Capital Partners PRL Holding I, L.P., GS Capital Partners
          PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone
          Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P.,
          and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*
10.5      U.S.A. Design and Consulting Agreement, dated January 1,
          1985, between Ralph Lauren, individually and d/b/a Ralph
          Lauren Design Studio, and Cosmair, Inc., and letter
          agreement related thereto dated January 1, 1985** (filed as
          Exhibit 10.4 to the S-1)*
10.6      Restated U.S.A. License Agreement, dated January 1, 1985,
          between Ricky Lauren and Mark N. Kaplan, as Licensor, and
          Cosmair, Inc., as Licensee, and letter agreement related
          thereto dated January 1, 1985** (filed as Exhibit 10.5 to
          the S-1)*
10.7      Foreign Design and Consulting Agreement, dated January 1,
          1985, between Ralph Lauren, individually and d/b/a Ralph
          Lauren Design Studio, as Licensor, and L'Oreal S.A., as
          Licensee, and letter agreements related thereto dated
          January 1, 1985, September 16, 1994 and October 25, 1994**
          (filed as Exhibit 10.6 to the S-1)*
10.8      Restated Foreign License Agreement, dated January 1, 1985, between The Polo/ Lauren Company, as Licensor, and L'Oreal
          S.A., as Licensee, letter Agreement related thereto dated
          January 1, 1985, and Supplementary Agreement thereto, dated
          October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.9      Amendment, dated November 27, 1992, to Foreign Design and
          Consulting Agreement and Restated Foreign License
          Agreement** (filed as Exhibit 10.8 to the S-1)*
10.10     License Agreement, dated as of July 1, 2000, between Ralph
          Lauren Home Collection, Inc. and WestPoint Stevens Inc.**
          (filed herewith)
10.11     License Agreement, dated March 1, 1998, between The
          Polo/Lauren Company, L.P. and Polo Ralph Lauren Japan Co.,
          Ltd., and undated letter agreement related thereto** (filed as Exhibit 10.10 to the S-1)*

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
10.12     Design Services Agreement, dated March 1, 1998, between Polo
          Ralph Lauren Enterprises, L.P. and Polo Ralph Lauren Japan
          Co., Ltd. (filed as Exhibit 10.11 to the S-1)*
10.13     Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones
          Apparel Group, Inc.** (filed as Exhibit 10.25 to the
          Company's Annual Report on Form 10-K for the Fiscal Year
          ended March 28, 1998 (the "Fiscal 1998 10-K"))*
10.14     License Agreement, dated as of October 18, 1995, by and
          between Polo Ralph Lauren Enterprises, L.P. and Jones
          Apparel Group, Inc. (filed as Exhibit 10.26 to the Fiscal
          1998 10-K)*
10.15     Stockholders Agreement dated as of June 9, 1997 among Polo
          Ralph Lauren Corporation, GS Capital Partners, L.P., GS
          Capital Partners PRL Holding I, L.P., GS Capital Partners
          PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone
          Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P.,
          Mr. Ralph Lauren, RL Holding, L.P. and RL Family (filed as
          Exhibit 10.22 to the S-1)*
10.16     Form of Credit Agreement between Polo Ralph Lauren
          Corporation and The Chase Manhattan Bank (filed as Exhibit
          10.24 to the S-1)*
10.17     Form of Guarantee and Collateral Agreement by Polo Ralph
          Lauren Corporation in favor of The Chase Manhattan Bank
          (filed as Exhibit 10.25 to the S-1)*
10.18     Credit Agreement between Polo Ralph Lauren Corporation and the Chase Manhattan Bank dated as of March 30, 1999 (filed as Exhibit 10.20 to the Fiscal 1999 10-K)*
10.19     Fiscal and Paying Agency Agreement dated November 22, 1999 among Polo Ralph Lauren Corporation, its subsidiary
          guarantors and The Bank of New York, as fiscal and principal paying agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 1, 2000)*
10.20     Stock and Asset Purchase Agreement between Polo Ralph Lauren
          Corporation and S.A. Louis Dreyfus, dated November 23, 1999
          (filed as Exhibit 2.1 to the Form 8-K filed January 10,
          2000)*
10.21     Form of Indemnification Agreement between Polo Ralph Lauren
          Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.22     Amended and Restated Employment Agreement effective April 4,
          1999 between Ralph Lauren and Polo Ralph Lauren Corporation
          (filed as Exhibit 10.23 to the Fiscal 1999 Form 10-K)*+
10.23     Deferred Compensation Agreement dated April 2, 1995 between
          F. Lance Isham and Polo Ralph Lauren, L.P.(filed as Exhibit
          10.14 to the S-1)*+
10.24     Amendment to Deferred Compensation Agreement made as of
          November 10, 1998 between F. Lance Isham and Polo Ralph
          Lauren Corporation+ (filed as Exhibit 10.14 to the Fiscal
          1999 10-K)*+
10.25     Amended and Restated Employment Agreement effective November
          10, 1998 between F. Lance Isham and Polo Ralph Lauren
          Corporation (filed as Exhibit 10.16 to the Fiscal 1999
          10-K)*+
10.27     Amendment No. 1 to Amended and Restated Employment Agreement
          between Polo Ralph Lauren Corporation and F. Lance Isham,
          dated as of December 21, 2000 (filed as Exhibit 10.1 to the
          Form 10-Q for the quarterly period ended December 30,
          2000).*+

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
10.28     Employment Agreement effective April 12, 2000 between Polo
          Ralph Lauren Corporation and Roger N. Farah (filed as
          Exhibit 10.27 to the Fiscal 2000 10-K)*+
10.29     Employment Agreement effective January 1, 2000 between Polo
          Ralph Lauren Corporation and Douglas L. Williams (filed as
          Exhibit 10.29 to the Fiscal 2000 10-K)*+
21.1      List of Significant Subsidiaries of the Company.

---------------
 * Incorporated herein by reference.

 + Exhibit is a management contract or compensatory plan or arrangement.

** Portions of Exhibits 10.5 - 10.14 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.