Form 10-Q
period 2001-06-30
POLO RALPH LAUREN CORP
filed 2001-08-14
CIK 1037038

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No

At August 9, 2001, 31,603,083 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.


================================================================================

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q



PART 1.  FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements

             Consolidated Balance Sheets as of June 30, 2001
               (Unaudited) and March 31, 2001.............................     3

             Consolidated Statements of Income for the three
               months ended June 30, 2001 and July 1, 2000 (Unaudited)....     4

             Consolidated Statements of Cash Flows for the three
               months ended June 30, 2001 and July 1, 2000 (Unaudited)....   5-6

             Notes to Consolidated Financial Statements...................  7-13


Item 2.  Management's Discussion and Analysis of

             Financial Condition and Results of Operations................ 14-21


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......    21



PART II. OTHER INFORMATION

Item 6.  Reports on Form 8-K..............................................    22

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   JUNE 30,       MARCH 31,
                                                                     2001           2001
                                                                 -----------    -----------
                                                                 (UNAUDITED)
                                     ASSETS
Current assets
     Cash and cash equivalents                                   $    76,658    $    51,498
     Marketable securities                                            52,943         50,721
     Accounts receivable, net of allowances
        of $9,970 and $12,090                                        237,039        269,010
     Inventories                                                     448,123        425,594
     Deferred tax assets                                              28,608         31,244
     Prepaid expenses and other                                       55,414         73,654
                                                                 -----------    -----------

                               TOTAL CURRENT ASSETS                  898,785        901,721

Property and equipment, net                                          324,357        328,929
Deferred tax assets                                                   63,299         61,056
Goodwill, net                                                        244,701        249,391
Other assets, net                                                     86,149         84,996
                                                                 -----------    -----------

                                                                 $ 1,617,291    $ 1,626,093
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes and acceptances payable - banks                       $    36,372    $    86,112
     Accounts payable                                                224,156        178,293
     Accrued expenses and other                                      128,672        175,172
                                                                 -----------    -----------

                               TOTAL CURRENT LIABILITIES             389,200        439,577

Long-term debt                                                       290,132        296,988
Other noncurrent liabilities                                          80,196         80,219

Stockholders' equity
     Common Stock
      Class A, par value $.01 per share; 500,000,000 shares
       authorized; 35,365,906 and 34,948,730 shares issued               353            349
      Class B, par value $.01 per share; 100,000,000 shares
       authorized; 43,280,021 shares issued and outstanding              433            433
      Class C, par value $.01 per share; 70,000,000 shares
       authorized; 22,720,979 shares issued and outstanding              227            227
     Additional paid-in-capital                                      473,907        463,001
     Retained earnings                                               461,098        430,047
     Treasury Stock, Class A, at cost (3,771,806 shares)             (71,179)       (71,179)
     Accumulated other comprehensive loss                             (4,236)       (10,529)
     Unearned compensation                                            (2,840)        (3,040)
                                                                 -----------    -----------

                               TOTAL STOCKHOLDERS' EQUITY            857,763        809,309
                                                                 -----------    -----------

                                                                 $ 1,617,291    $ 1,626,093
                                                                 ===========    ===========


          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                -----------------------------
                                                                  JUNE 30,          JULY 1,
                                                                    2001             2000
                                                                ------------     ------------
Net sales                                                       $    461,058     $    434,861
Licensing revenue                                                     56,771           52,436
                                                                ------------     ------------

  Net revenues                                                       517,829          487,297

Cost of goods sold                                                   255,468          234,750
                                                                ------------     ------------

  Gross profit                                                       262,361          252,547

Selling, general and administrative expenses                         208,773          206,400
                                                                ------------     ------------

  Income from operations                                              53,588           46,147

Foreign currency gains                                                 2,827               --
Interest expense                                                      (5,924)          (6,505)
                                                                ------------     ------------

  Income before income taxes                                          50,491           39,642

Provision for income taxes                                            19,440           15,659
                                                                ------------     ------------

  Net income                                                    $     31,051     $     23,983
                                                                ============     ============

Net income per share - Basic and Diluted                        $       0.32     $       0.25
                                                                ============     ============

Weighted average common shares outstanding - Basic                97,108,788       97,092,017
                                                                ============     ============

Weighted average common shares outstanding - Diluted              98,493,077       97,350,907
                                                                ============     ============



          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                  -----------------------
                                                                   JUNE 30,      JULY 1,
                                                                     2001         2000
                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $  31,051     $  23,983
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                    20,923        20,327
    Provision for losses on accounts receivable                         357           904
    Changes in deferred liabilities                                  (2,265)        9,323
    Other                                                            (5,276)          554
    Changes in assets and liabilities, net of acquisitions
        Accounts receivable                                          28,401        31,480
        Inventories                                                 (23,143)      (56,646)
        Prepaid expenses and other                                   24,901         3,393
        Other assets                                                    975         2,348
        Accounts payable                                             30,110        24,884
        Accrued expenses and other                                  (21,022)      (17,970)
                                                                  ---------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            85,012        42,580
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net                        (16,237)      (17,987)
    Investments in marketable securities                             (3,136)           --
    Acquisitions, net of cash acquired                                   --       (21,637)
    Cash surrender value - officers' life insurance                    (837)       (1,108)
                                                                  ---------     ---------

NET CASH USED IN INVESTING ACTIVITIES                               (20,210)      (40,732)
                                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repurchases of common stock                                          --        (7,998)
    Proceeds from issuance of common stock                           10,114            --
    Repayments of short-term borrowings, net                        (48,665)      (18,713)
                                                                  ---------     ---------

NET CASH USED IN FINANCING ACTIVITIES                               (38,551)      (26,711)
                                                                  ---------     ---------

Effect of exchange rate changes on cash                              (1,091)          199
                                                                  ---------     ---------

Net increase (decrease) in cash and cash equivalents                 25,160       (24,664)
Cash and cash equivalents at beginning of period                     51,498       164,571
                                                                  ---------     ---------
Cash and cash equivalents at end of period                        $  76,658     $ 139,907
                                                                  =========     =========



          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                         THREE MONTHS ENDED
                                                      -----------------------
                                                       JUNE 30,      JULY 1,
                                                         2001         2000
                                                      ---------     ---------
SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid for interest                         $  1,848      $   2,742
                                                      ========      =========
       Cash paid for income taxes                     $  1,417      $   3,077
                                                      ========      =========









          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (INFORMATION FOR JUNE 30, 2001 AND JULY 1, 2000 IS UNAUDITED)
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)


1    BASIS OF PRESENTATION

     UNAUDITED INTERIM FINANCIAL STATEMENTS
         The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation ("PRLC") and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated. PRLC and its subsidiaries are collectively referred to herein as "we," "us" and "our."

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of our March 31, 2001 audited consolidated financial statements. In our opinion, the accompanying consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

         Operating results for the three months ended June 30, 2001 and July 1, 2000 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with our March 31, 2001 audited consolidated financial statements included in our Form 10-K for the year then ended.

     RECLASSIFICATIONS
         For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

2    COMPREHENSIVE INCOME

         For the three months ended June 30, 2001 and July 1, 2000, comprehensive income was as follows:

                                                                   THREE MONTHS ENDED
                                                                ------------------------
                                                                JUNE 30,        JULY 1,
                                                                  2001           2000
                                                                ---------      ---------
         Net income                                             $  31,051      $  23,983

         Other comprehensive income (loss), net of taxes:
           Foreign currency translation adjustments                 2,421         (5,407)
           Cumulative transition adjustment gains, net              4,028              -
           Unrealized losses on cash flow hedge contracts, net       (156)             -
                                                                ---------      ---------
         Comprehensive income                                   $  37,344      $  18,576
                                                                =========      =========

         The income tax effect related to foreign currency translation adjustments, cumulative transition adjustment gains, net and unrealized losses on cash flow hedge contracts, net was an expense of $3.9 million in the three months ended June 30, 2001 and a benefit of $3.5 million in the three months ended July 1, 2000.

3    RECENTLY ISSUED PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. This Statement addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria to separately recognize intangible assets apart from goodwill. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated results of operations.

         In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, INTANGIBLE ASSETS. This Statement requires, among other things, that goodwill and intangible assets that have indefinite useful lives should not be amortized, but rather should be tested at least annually for impairment, using the guidance for measuring impairment set forth in the Statement. SFAS No. 142 is effective for our first quarter in the fiscal year ending March 29, 2003, or for any business combinations initiated after June 30, 2001. We have not yet determined the impact of adopting this pronouncement on our consolidated results of operations.

         In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CHARACTERISTICS OF CONSIDERATION PAID TO A RESELLER OF THE VENDOR'S PRODUCTS ("EITF No. 00-25"). EITF No. 00-25 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective for our first quarter in the fiscal year ending March 29, 2003. We have not yet determined the impact of adopting this pronouncement on our consolidated results of operations.

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

         We adopted the provisions of SFAS No. 133 as of April 1, 2001. As of this date, we had outstanding interest rate swap agreements and forward foreign exchange contracts that qualify as cash flow hedges under SFAS No.
     133. In accordance with SFAS No. 133, we recorded the fair value of these derivatives at April 1, 2001, and the resulting net unrealized gain, after taxes, of approximately $4.0 million was recorded in other comprehensive income as a cumulative transition adjustment.

4    INVENTORIES
                                          JUNE 30,        MARCH 31,
                                            2001            2001
                                         ----------      ----------

            Raw materials                $    5,853      $    7,024
            Work-in-process                   8,476           6,251
            Finished goods                  433,794         412,319
                                         ----------      ----------

                                         $  448,123      $  425,594
                                         ==========      ==========

5    RESTRUCTURING AND SPECIAL CHARGES
     (A) 2001 OPERATIONAL PLAN
         During the second quarter of fiscal 2001, we completed an internal operational review and formalized our plans to enhance the growth of our worldwide luxury retail business, to better manage inventory and to increase our overall profitability (the "Operational Plan"). The major initiatives of the Operational Plan included: refining our retail strategy; developing efficiencies in our supply chain; and consolidating corporate strategic business functions and internal processes.

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

         In connection with the implementation of the Operational Plan, we recorded a pretax restructuring charge of $123.6 million in fiscal 2001. The activity for the three months ended June 30, 2001, was as follows:

                                                                                       LEASE AND
                                                         SEVERANCE AND      ASSET       CONTRACT
                                                          TERMINATION       WRITE     TERMINATION     OTHER
                                                            BENEFITS        DOWNS         COSTS       COSTS          TOTAL
                                                         -------------     -------    -----------    -------        -------
         Balance at March 31, 2001 ..................        $ 2,942        $ --       $ 4,169       $   782        $ 7,893

         2002 activity ..............................           (992)         --        (1,244)         (467)        (2,703)
                                                             -------        ------     -------       -------        -------

         Balance at June 30, 2001 ...................        $ 1,950        $ --       $ 2,925       $   315        $ 5,190
                                                             =======        ======     =======       =======        =======

         Total severance and termination benefits as a result of the Operational Plan related to approximately 550 employees, 450 of whom have been terminated as of June 30, 2001. Total cash outlays related to the Operational Plan are expected to be approximately $24.7 million, $19.5 million of which have been paid to date. We expect to complete the implementation of the Operational Plan by the end of our second quarter of fiscal 2002 and expect to settle the remaining liabilities in accordance with contract terms which extend until fiscal 2003.

     (B) 1999 RESTRUCTURING PLAN
         During the fourth quarter of fiscal 1999, we formalized our plans to streamline operations within our wholesale and retail operations and reduce our overall cost structure ("Restructuring Plan"). The major initiatives of the Restructuring Plan included the following: (1) an evaluation of our retail operations and site locations; (2) the realignment and operational integration of our wholesale operating units; and (3) the realignment and consolidation of corporate strategic business functions and internal processes.

         In connection with the implementation of the Restructuring Plan, we recorded a pretax restructuring charge of $58.6 million in our fourth quarter of fiscal 1999. The activity for the three months ended June 30, 2001, was as follows:

                                                                                       LEASE AND
                                                         SEVERANCE AND      ASSET       CONTRACT
                                                          TERMINATION       WRITE     TERMINATION     OTHER
                                                            BENEFITS        DOWNS         COSTS       COSTS          TOTAL
                                                         -------------     -------    -----------    -------        -------
         Balance at March 31, 2001 ..................        $ 4,246        $ --       $ 1,747       $  --          $ 5,993

         2002 activity ..............................           (857)         --          (310)         --           (1,167)
                                                             -------        ------     -------       -------        -------

         Balance at June 30, 2001 ...................        $ 3,389        $ --       $ 1,437       $  --          $ 4,826
                                                             =======        ======     =======       =======        =======

         Total severance and termination benefits as a result of the Restructuring Plan related to approximately 280 employees, all of whom have been terminated. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $34.7 million of which have been paid to date. We completed the implementation of the Restructuring Plan in fiscal 2000 and expect to settle the remaining liabilities in accordance with contract terms that extend until fiscal 2003.

6 SEGMENT REPORTING

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

         Our net revenues and income from operations for the three months ended June 30, 2001 and July 1, 2000, by segment were as follows:

                                                     THREE MONTHS ENDED
                                            -------------------------------
                                             JUNE 30,             JULY 1,
                                               2001                 2000
                                            ----------           ----------
         NET REVENUES:
             Wholesale                      $  245,173           $  226,154
             Retail                            215,885              208,707
             Licensing                          56,771               52,436
                                            ----------           ----------
                                            $  517,829           $  487,297
                                            ==========           ==========

         INCOME FROM OPERATIONS:
             Wholesale                      $   21,545           $   21,264
             Retail                              3,466                  (61)
             Licensing                          28,577               24,944
                                            ----------           ----------
                                            $   53,588           $   46,147
                                            ==========           ==========


         Our net revenues for the three months ended June 30, 2001 and July 1, 2000, and our long-lived assets as of June 30, 2001 and March 31, 2001, by geographic location were as follows:

                                                     THREE MONTHS ENDED
                                            -------------------------------
                                             JUNE 30,             JULY 1,
                                               2001                 2000
                                            ----------           ----------
         NET REVENUES:
             United States                  $  405,182           $  394,830
             France                             62,008               50,860
             Foreign countries                  50,639               41,607
                                            ----------           ----------
                                            $  517,829           $  487,297
                                            ==========           ==========


                                             JUNE 30,             MARCH 31,
                                               2001                 2001
                                            ----------           ----------
         LONG-LIVED ASSETS:
             United States                  $  279,064           $  286,257
             Foreign countries                  45,293               42,672
                                            ----------           ----------
                                            $  324,357           $  328,929
                                            ==========           ==========

7    SUBSEQUENT EVENT

         In July 2001, we signed a letter of intent to acquire PRL Fashions of Europe SRL ("PRL Fashions") which holds licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boys' Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans Co. collections in Italy. PRL Fashions had revenues of approximately $75.0 million for calendar year 2000. The purchase price of this transaction will be approximately $22.0 million in cash plus earn-out payments based on achieving profitability targets over the first three years. The acquisition is expected to close in September 2001 and will be accounted for as a purchase from the effective date of the transaction.

                          POLO RALPH LAUREN CORPORATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO WHICH ARE INCLUDED HEREIN. WE UTILIZE A 52-53 WEEK FISCAL YEAR ENDING ON THE SATURDAY NEAREST MARCH 31. FISCAL YEARS 2002 AND 2001 END ON MARCH 30, 2002 AND MARCH 31, 2001, RESPECTIVELY. DUE TO THE COLLABORATIVE AND ONGOING NATURE OF OUR RELATIONSHIPS WITH OUR LICENSEES, SUCH LICENSEES ARE REFERRED TO HEREIN AS "LICENSING PARTNERS" AND THE RELATIONSHIPS ARE REFERRED TO HEREIN AS "LICENSING ALLIANCES." NOTWITHSTANDING THESE REFERENCES, HOWEVER, THE LEGAL RELATIONSHIP BETWEEN OUR LICENSEES AND US IS ONE OF LICENSOR AND LICENSEE, AND NOT ONE OF PARTNERSHIP.

     CERTAIN STATEMENTS IN THIS FORM 10-Q AND IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF AUTHORIZED PERSONNEL CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," " WE BELIEVE," "IS OR REMAINS OPTIMISTIC," "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY OUR COMPETITORS; CHANGES IN GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH OUR DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE CUSTOMERS, INCLUDING RISKS RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH OUR DEPENDENCE ON OUR LICENSING PARTNERS FOR A SUBSTANTIAL PORTION OF OUR NET INCOME AND RISKS ASSOCIATED WITH A LACK OF OPERATIONAL AND FINANCIAL CONTROL OVER LICENSED BUSINESSES; RISKS ASSOCIATED WITH FINANCIAL DISTRESS OF LICENSEES, INCLUDING THE IMPACT ON OUR NET INCOME AND BUSINESS OF ONE OR MORE LICENSEE'S REORGANIZATION; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; RISKS ASSOCIATED WITH COMPETITION IN THE SEGMENTS OF THE FASHION AND CONSUMER PRODUCT INDUSTRIES IN WHICH WE OPERATE, INCLUDING OUR ABILITY TO SHAPE, STIMULATE AND RESPOND TO CHANGING CONSUMER TASTES AND DEMANDS BY PRODUCING ATTRACTIVE PRODUCTS, BRANDS AND MARKETING, AND OUR ABILITY TO REMAIN COMPETITIVE IN THE AREAS OF QUALITY AND PRICE; RISKS ASSOCIATED WITH UNCERTAINTY RELATING TO OUR ABILITY TO IMPLEMENT OUR GROWTH STRATEGIES; RISKS ASSOCIATED WITH OUR ENTRY INTO NEW MARKETS EITHER THROUGH INTERNAL DEVELOPMENT ACTIVITIES OR THROUGH ACQUISITIONS; RISKS ASSOCIATED WITH THE POSSIBLE ADVERSE IMPACT OF OUR UNAFFILIATED MANUFACTURERS' INABILITY TO MANUFACTURE IN A TIMELY MANNER, TO MEET QUALITY STANDARDS OR TO USE ACCEPTABLE LABOR PRACTICES; RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN OPERATIONS AND SOURCING, AND THE POSSIBLE ADVERSE IMPACT OF CHANGES IN IMPORT RESTRICTIONS; RISKS RELATED TO OUR ABILITY TO ESTABLISH AND PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS; RISKS RELATED TO FLUCTUATIONS IN FOREIGN CURRENCY AFFECTING OUR FOREIGN SUBSIDIARIES' AND FOREIGN LICENSEES' RESULTS OF OPERATIONS AND THE RELATIVE PRICES AT WHICH WE AND OUR FOREIGN COMPETITORS SELL PRODUCTS

IN THE SAME MARKET AND OUR OPERATING AND MANUFACTURING COSTS OUTSIDE OF THE UNITED STATES; AND, RISKS ASSOCIATED WITH OUR CONTROL BY LAUREN FAMILY MEMBERS AND THE ANTI-TAKEOVER EFFECT OF MULTIPLE CLASSES OF STOCK. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.


OVERVIEW

     We began operations in 1968 as a designer and marketer of premium quality men's clothing and sportswear. Since our inception, we have grown through increased sales of existing product lines, the introduction of new brands and products, expansion into international markets, development of our retail operations and acquisitions. Our net revenues are generated from our three integrated operations: wholesale, retail and licensing.

RESULTS OF OPERATIONS

     The table below sets forth the percentage relationship to net revenues of certain items in our statements of income for the three months ended June 30, 2001 and July 1, 2000:

                                                      JUNE 30,         JULY 1,
                                                        2001             2000
                                                      --------         -------

Net sales............................................   89.0%           89.2%

Licensing revenue....................................   11.0            10.8
                                                        ----            ----

Net revenues.........................................  100.0           100.0
                                                       -----           -----

Gross profit.........................................   50.7            51.8

Selling, general and administrative expenses.........   40.3            42.4
                                                       -----           -----

Income from operations...............................   10.4             9.4

Foreign currency gains...............................    0.5             0.0

Interest expense ....................................   (1.1)           (1.3)
                                                       -----           -----

Income before income taxes...........................    9.8%            8.1%
                                                       =====           =====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JULY 1, 2000

     NET SALES. Net sales increased 6.0% to $461.1 million in the three months ended June 30, 2001, from $434.9 million in the three months ended July 1, 2000. Wholesale net sales increased 8.4% to $245.2 million in the three months ended June 30, 2001, from $226.2 million in the corresponding period of fiscal 2001. Wholesale growth primarily reflects increased unit sales of existing products, principally from our international wholesale business in Europe and our domestic women's business.

     Retail sales increased by 3.4% to $215.9 million in the three months ended June 30, 2001, from $208.7 million in the corresponding period in fiscal 2001. This increase is primarily attributable to a $12.6 million benefit from the following:

     o new store openings in the three months ended June 30, 2001 (3 stores, net of store closures); and

     o   a full quarter of revenues for new stores opened in fiscal 2001.

     This increase was offset by decreases of 2.9% in our comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods. Although our stores remain productive, the comparable store declines were due to the effects of a promotionally driven and highly competitive retail store environment. At June 30, 2001, we operated 232 stores, including 29 Polo brand stores, seven Polo concept stores, 56 Club Monaco full-price stores, 93 Polo full line outlet stores, 27 Polo Jeans Co. outlet stores, 11 European outlet stores and nine Club Monaco outlet stores.

     LICENSING REVENUE. Licensing revenue increased 8.3% to $56.8 million in the three months ended June 30, 2001, from $52.4 million in the corresponding period of fiscal 2001. This increase is primarily due to strong results from our international businesses, particularly in Asia.

     GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 50.7% in the three months ended June 30, 2001, from 51.8% in the corresponding period of fiscal 2001. Wholesale gross margins decreased due to an increase in off-price sales and allowances as a result of the softer economic environment. Additionally, wholesale gross margins were negatively impacted in our European operations due to higher inventory costs on unhedged purchases driven by unfavorable foreign exchange rates. Retail gross margins were slightly down in comparison to last year's corresponding quarter due to an increase in promotional markdowns in our European outlet stores. These decreases were offset by increases in licensing revenue that has no associated cost of goods sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues decreased to 40.3% in the three months ended June 30, 2001, from 42.4% of net revenues in the corresponding period of fiscal 2001. This decrease in SG&A expenses as a percentage of net revenues was primarily due to leveraging of our expenses in conjunction with the increase in net revenues. Additionally, in connection with our fiscal 2001 operational review, we closed 23 full-price stores that carried high operating expense margins.

     INTEREST EXPENSE.Interest expense decreased to $5.9 million in the three months ended June 30, 2001, from $6.5 million in the comparable period in fiscal 2001. This decrease was due to lower levels of borrowings during the current quarter primarily as a result of repurchases of a portion of our outstanding Euro debt in fiscal 2001.

     INCOME TAXES.The effective tax rate decreased to 38.5% in the three months ended June 30, 2001, from 39.5% in the corresponding period in fiscal 2001. This decline is primarily a result of the benefit of tax strategies implemented.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. Our main sources of liquidity are cash flows from operations, credit facilities and other borrowings.

     Net cash provided by operating activities increased to $85.0 million in the three months ended June 30, 2001, from $42.6 million in the comparable period in fiscal 2001. This improvement was primarily driven by favorable changes in inventory levels during the current quarter as a result of the timing of shipments to retailers. Net cash used in investing activities decreased to $20.2 million in the three months ended June 30, 2001, from $40.7 million in the comparable period in fiscal 2001. This decrease principally reflects the use of cash in the three months ended July 1, 2000 to complete the acquisition of our European license. Net cash used in financing activities increased to $38.6 million in the three months ended June 30, 2001, from $26.7 million in the comparable period in fiscal 2001. This increase is primarily due to the use of funds to repay short-term borrowings.

     In June 1997, we entered into a credit facility with a syndicate of banks which provides for a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002. Borrowings under the credit facility bear interest, at our option, at a Base Rate equal to the higher of: (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and
(ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin.

     In March 1999, we entered into a $100.0 million senior credit facility with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan. The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The term loan was used to finance the acquisition of all of the outstanding common stock of Club Monaco Inc. and to repay their indebtedness. The term loan is also repayable on June 30, 2003. Borrowings under the 1999 senior credit facility bear interest, at our option, at a Base Rate equal to the higher of: (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and (ii) the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate plus an interest margin. In April 1999, we entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to convert the variable interest rate on the 1999 senior credit facility to a fixed rate of 5.5%.

     The syndicated bank credit facility and 1999 senior credit facility contain customary representations, warranties, covenants and events of default, including covenants regarding maintenance of net worth and leverage ratios, limitations on indebtedness, loans, investments and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreements provide that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock.

     In November 1999, we issued Euro 275.0 million of 6.125 percent notes due November 2006. Our Euro debt is listed on the London Stock Exchange. The net proceeds from the Euro offering were $281.5 million based on the Euro exchange rate on the issuance date. Interest on the Euro debt is payable annually. A portion of the net proceeds from the issuance was used to acquire our European license while the remaining net proceeds were retained for general corporate purposes. In fiscal 2001, we repurchased Euro 27.5 million, or $25.3 million based on Euro exchange rates, of our outstanding Euro debt.

     As of June 30, 2001, we had $36.4 million outstanding in direct borrowings, $80.0 million outstanding under the term loan and $210.1 million outstanding in Euro debt based on the quarter end exchange rate. We were also contingently liable for $24.3 million in outstanding letters of credit related to commitments for the purchase of inventory. The weighted average interest rate on outstanding borrowings at June 30, 2001, was 6.0%.

     During fiscal 2001, we completed an internal operational review and formalized our plans to enhance the growth of our international luxury retail business, to better manage inventory and to increase our overall profitability. Total cash outlays related to the operational review are expected to be approximately $24.7 million, $19.5 million of which has been paid through June 30, 2001. The remaining obligations approximated $5.2 million at June 30, 2001, and primarily relate to severance and lease termination agreements, which extend until fiscal 2003.

     Total cash outlays related to the 1999 restructuring plan are approximately $39.5 million, $34.7 million of which has been paid through June 30, 2001. The remaining obligations approximated $4.8 million at June 30, 2001, and primarily relate to severance and lease termination agreements, which extend until fiscal 2003.

     Capital expenditures were $16.2 million and $18.0 million in the three months ended June 30, 2001 and July 1, 2000, respectively. Capital expenditures primarily reflect costs associated with the following:

     o   our retail stores;

     o   the expansion of our European operations;

     o the shop-within-shops development program which includes new shops, renovations and expansions;

     o   our information systems; and

     o   other capital projects.

     In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million our Class A common stock. Share repurchases under this plan were made in the open market over a two-year period which commenced April 1, 1998. On March 2, 2000, the Board of Directors authorized a two-year extension to the stock repurchase program. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of June 30, 2001, we had repurchased 3,771,806 shares of our Class A common stock at an aggregate cost of $71.2 million.

     In July 2001, we signed a letter of intent to acquire PRL Fashions of Europe SRL ("PRL Fashions") which holds licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boys' Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans Co. collections in Italy. PRL Fashions had revenues of approximately $75.0 million for calendar year 2000. The purchase price of this transaction will be approximately $22.0 million in cash plus earn-out payments based on achieving profitability targets over the first three years. The acquisition is expected to close in September 2001 and will be accounted for as a purchase from the effective date of the transaction.

     We believe that cash from ongoing operations and funds available under our credit facilities and from our Euro offering will be sufficient to satisfy our current level of operations, the operational review, the restructuring plan, capital requirements, the stock repurchase program, the acquisition of PRL Fashions and other corporate activities for the next 12 months. Additionally, we do not currently intend to pay dividends on our common stock in the next 12 months.

SEASONALITY OF BUSINESS

     Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments to retail customers and key vacation travel and holiday shopping periods in the retail segment. As a result of the growth in our retail operations and licensing revenue, historical quarterly operating trends and working capital requirements may not accurately reflect future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. This Statement addresses the financial accounting and reporting for business combinations and supersedes Accounting Principles Bulletin ("APB") No. 16, BUSINESS COMBINATIONS, and SFAS No. 38, ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASED ENTERPRISES. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes criteria to separately recognize intangible assets apart from goodwill. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated results of operations.

     In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, INTANGIBLE ASSETS. This Statement requires, among other things, that goodwill and intangible assets that have indefinite useful lives should not be amortized, but rather should be tested at least annually for impairment, using the guidance for measuring impairment set forth in the Statement. SFAS No. 142 is effective for our first quarter in the fiscal year ending March 29, 2003, or for any business combinations initiated after June 30, 2001. We have not yet determined the impact of adopting this pronouncement on our consolidated results of operations.

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

     We adopted the provisions of SFAS No. 133 as of April 1, 2001. As of this date, we had outstanding interest rate swap agreements and forward foreign exchange contracts that qualify as cash flow hedges under SFAS No. 133. In accordance with SFAS No. 133, we recorded the fair value of these derivatives at April 1, 2001, and the resulting net unrealized gain, after taxes, of approximately $4.0 million was recorded in other comprehensive income as a cumulative transition adjustment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. We manage these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. Our policy allows for the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. Since March 31, 2001, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

                           PART II. OTHER INFORMATION


ITEM 6.  REPORTS ON FORM 8-K.

(b)      Reports on Form 8-K--

         No reports on Form 8-K were filed in the three months ended June 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POLO RALPH LAUREN CORPORATION



Date:  August 14, 2001                  By: /s/ GERALD M. CHANEY
                                            ------------------------------------
                                            Gerald M. Chaney
                                            Senior Vice President of Finance and
                                               Chief Financial Officer