Form 10-Q
period 2001-09-29
POLO RALPH LAUREN CORP
filed 2001-11-13
CIK 1037038

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

Yes [X]  No [_]

At November 8, 2001, 31,631,037 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

                                                                          PAGE
Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 29, 2001
         (Unaudited) and March 31, 2001..................................     3

         Consolidated Statements of Operations for the three and
         six months ended September 29, 2001 and September 30,
         2000 (Unaudited)................................................     4

         Consolidated Statements of Cash Flows for the six months ended
         September 29, 2001 and September 30, 2000 (Unaudited)...........   5-6

         Notes to Consolidated Financial Statements......................  7-14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................... 15-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    24


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders............. 25-26

Item 6.  Exhibits and Reports on Form 8-K................................    26

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                SEPTEMBER 29,        MARCH 31,
                                                                                     2001              2001
                                                                                ---------------   ----------------
                                                                                 (UNAUDITED)
                                     ASSETS
Current assets
    Cash and cash equivalents                                                         $141,101            $51,498
    Marketable securities                                                               30,651             50,721
    Accounts receivable, net of allowances of $13,063 and $12,090                      279,620            269,010
    Inventories                                                                        419,511            425,594
    Deferred tax assets                                                                 34,765             31,244
    Prepaid expenses and other                                                          52,954             73,654
                                                                                ---------------   ----------------

                                   TOTAL CURRENT ASSETS                                958,602            901,721

Property and equipment, net                                                            325,327            328,929
Deferred tax assets                                                                     65,159             61,056
Goodwill, net                                                                          246,054            249,391
Other assets, net                                                                       87,308             84,996
                                                                                ---------------   ----------------

                                                                                    $1,682,450         $1,626,093
                                                                                ===============   ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes and acceptances payable - banks                                              $58,096            $86,112
    Accounts payable                                                                   176,930            178,293
    Income taxes payable                                                                44,066                  -
    Accrued expenses and other                                                         111,669            175,172
                                                                                ---------------   ----------------

                                 TOTAL CURRENT LIABILITIES                             390,761            439,577

Long-term debt                                                                         305,551            296,988
Other noncurrent liabilities                                                            84,193             80,219

Stockholders' equity
    Common Stock
      Class A, par value $.01 per share; 500,000,000 shares
        authorized; 35,480,543 and 34,948,730 shares issued                                354                349
      Class B, par value $.01 per share; 100,000,000 shares
        authorized; 43,280,021 shares issued and outstanding                               433                433
      Class C, par value $.01 per share; 70,000,000 shares
        authorized; 22,720,979 shares issued and outstanding                               227                227
    Additional paid-in-capital                                                         475,676            463,001
    Retained earnings                                                                  508,913            430,047
    Treasury Stock, Class A, at cost (3,876,506 and 3,771,806 shares)                  (73,246)           (71,179)
    Accumulated other comprehensive loss                                                (7,770)           (10,529)
    Unearned compensation                                                               (2,642)            (3,040)
                                                                                ---------------   ----------------

                                TOTAL STOCKHOLDERS' EQUITY                             901,945            809,309
                                                                                ---------------   ----------------

                                                                                    $1,682,450         $1,626,093
                                                                                ===============   ================

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                         ------------------------------------   ------------------------------------
                                                          SEPTEMBER 29,      SEPTEMBER 30,       SEPTEMBER 29,       SEPTEMBER 30,
                                                              2001                2000                2001               2000
                                                         ----------------   -----------------   -----------------   ----------------
Net sales                                                       $528,202            $518,360            $989,260           $953,221
Licensing revenue                                                 67,493              67,857             124,264            120,293
                                                         ----------------   -----------------   -----------------   ----------------

  NET REVENUES                                                   595,695             586,217           1,113,524          1,073,514

Cost of goods sold                                               310,055             336,084             565,522            570,834
                                                         ----------------   -----------------   -----------------   ----------------

  GROSS PROFIT                                                   285,640             250,133             548,002            502,680

Selling, general and administrative expenses                     199,507             218,617             408,281            425,017
Restructuring charges                                                  -             128,571                   -            128,571
                                                         ----------------   -----------------   -----------------   ----------------

  INCOME (LOSS) FROM OPERATIONS                                   86,133             (97,055)            139,721            (50,908)

Foreign currency loss                                              5,664                   -               2,837                  -
Interest expense                                                   4,779               6,783              10,703             13,288
                                                         ----------------   -----------------   -----------------   ----------------

  INCOME (LOSS) BEFORE INCOME TAXES                               75,690            (103,838)            126,181            (64,196)

Income tax provision (benefit)                                    27,880             (41,017)             47,318            (25,358)
                                                         ----------------   -----------------   -----------------   ----------------

  NET INCOME (LOSS)                                              $47,810            ($62,821)            $78,863           ($38,838)
                                                         ================   ================   =================   =================

Net income (loss) per share - Basic                                $0.49              ($0.65)              $0.81             ($0.40)
                                                         ================   =================   =================   ================

Net income (loss) per share - Diluted                              $0.49              ($0.65)              $0.80             ($0.40)
                                                         ================   =================   =================   ================

Weighted average common shares outstanding - Basic            97,437,461          96,713,414          97,273,124         96,902,715
                                                         ================   =================   =================   ================

Weighted average common shares outstanding - Diluted          98,483,031          97,256,321          98,454,113         97,273,904
                                                         ================   =================   =================   ================

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         SIX MONTHS ENDED
                                                               ----------------------------------
                                                               SEPTEMBER 29,      SEPTEMBER 30,
                                                                    2001              2000
                                                               ---------------   ----------------
Cash flows from operating activities
Net income (loss)                                                     $78,863           ($38,838)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                     44,737             41,145
     Deferred income taxes                                             (9,517)           (33,001)
     Provision for restructuring charges                                    -             98,836
     Provision for losses on accounts receivable                          698                912
     Other                                                             (2,684)            (1,076)
     Changes in assets and liabilities, net of acquisitions
          Accounts receivable                                         (14,237)           (24,302)
          Inventories                                                   1,320            (45,857)
          Prepaid expenses and other                                   26,461            (10,689)
          Other assets                                                  1,376              8,947
          Accounts payable                                                581              9,298
          Income taxes payable, accrued expenses and other             (2,519)            18,889
                                                               --------------   ----------------

Net cash provided by operating activities                             125,079             24,264
                                                               --------------   ----------------

Cash flows from investing activities
     Purchases of property and equipment, net                         (40,242)           (46,324)
     Investments in marketable securities                              21,228            (66,248)
     Acquisition, net of cash acquired                                      -            (20,929)
     Cash surrender value - officers' life insurance                   (1,540)            (2,296)
                                                               --------------   ----------------

Net cash used in investing activities                                 (20,554)          (135,797)
                                                               --------------   ----------------

Cash flows from financing activities
     Repurchases of common stock                                       (2,067)           (10,479)
     Proceeds from issuance of common stock                            11,882                  -
     Repayments of short-term borrowings, net                         (24,379)            42,094
                                                               --------------   ----------------

Net cash (used in) provided by financing activities                   (14,564)            31,615
                                                               --------------   ----------------

Effect of exchange rate changes on cash                                  (358)            (5,220)
                                                               --------------   ----------------

Net increase (decrease) in cash and cash equivalents                   89,603            (85,138)
Cash and cash equivalents at beginning of period                       51,498            164,571
                                                               --------------   ----------------
Cash and cash equivalents at end of period                           $141,101            $79,433
                                                               ==============   ================

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               SIX MONTHS ENDED
                                                     ------------------------------------
                                                      SEPTEMBER 29,       SEPTEMBER 30,
                                                           2001               2000
                                                     -----------------   ----------------
SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for interest                                   $3,018             $4,034
                                                     =================   ================
      Cash (refunded) paid for income taxes                  ($25,716)           $17,946
                                                     =================   ================







          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (INFORMATION FOR SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000 IS UNAUDITED)
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

1    BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation ("PRLC") and its wholly and majority owned subsidiaries (collectively referred to as the "Company", "we", "us", and "our"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulation; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for March 31, 2001 is derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in conjunction with these financial statements.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.

2    RESTRUCTURING AND SPECIAL CHARGES

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

         In connection with the implementation of the Operational Plan, we recorded a pretax restructuring charge of $128.6 million in the second quarter of fiscal 2001, subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of fiscal 2001. The activity for the six months ended September 29, 2001, was as follows:

                                                         LEASE AND
                                        SEVERANCE AND    CONTRACT
                                        TERMINATION      TERMINATION   OTHER
                                          BENEFITS       COSTS         COSTS    TOTAL
                                          --------       -----         -----    -----
         Balance at March 31, 2001.....   $ 2,942        $  4,169      $  782   $  7,893

         2002 activity.................    (1,489)         (2,234)       (284)    (4,007)
                                          -------        ---------     ------   --------

         Balance at September 29, 2001    $ 1,453        $  1,935      $  498   $  3,886
                                          =======        =========     ======   ========


         Total severance and termination benefits as a result of the Operational Plan related to approximately 550 employees, 490 of whom have been terminated as of September 29, 2001. Total cash outlays related to the Operational Plan are expected to be approximately $24.7 million, $20.8 million of which have been paid to date. We are in the final stages of completing the Operational Plan and expect to settle the remaining liabilities in accordance with contract terms which extend until fiscal 2003.

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

         In connection with the implementation of the Restructuring Plan, we recorded a pretax restructuring charge of $58.6 million in our fourth quarter of fiscal 1999. The activity for the six months ended September 29, 2001, was as follows:

                                                  LEASE AND
                                   SEVERANCE AND  CONTRACT
                                    TERMINATION   TERMINATION
                                     BENEFITS     COSTS          TOTAL
                                     --------     -----          -----

     Balance at March 31, 2001....   $  4,246     $  1,747       $ 5,993

     2002 activity................     (1,590)        (521)       (2,111)
                                     --------     --------       --------

     Balance at September 29, 2001   $  2,656     $  1,226       $ 3,882
                                     ========     ========       =======


         Total severance and termination benefits as a result of the Restructuring Plan related to approximately 280 employees, all of whom have been terminated. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $35.6 million of which have been paid to date. We completed the implementation of the Restructuring Plan in fiscal 2000 and expect to settle the remaining liabilities in accordance with contract terms that extend until fiscal 2003.

3    INVENTORIES

         Inventories are valued at lower of cost (first-in, first-out, "FIFO") or market and consist of the following:

                                SEPTEMBER 29,        MARCH 31,
                                   2001               2001
                                   ----               ----
           Raw materials         $   4,276         $  7,024
           Work-in-process           7,366            6,251
           Finished goods          407,869          412,319
                                 ---------         --------
                                 $ 419,511         $425,594
                                 =========         ========

4    COMPREHENSIVE INCOME

         For the three and six months ended September 29, 2001 and September 30, 2000, comprehensive income was as follows:

                                                    THREE MONTHS ENDED
                                              SEPTEMBER 29,    SEPTEMBER 30,
                                                2001            2000
                                                ----            ----
         Net Income (loss)                    $  47,810    $ (62,821)

         Other comprehensive income (loss),
           net of taxes:
              Foreign currency
                translation adjustments          (1,709)       8,881
              Unrealized losses on cash
                flow hedge contracts, net        (1,825)          -
                                              ---------     ---------

         Comprehensive Income (Loss)          $  44,276     $ (53,940)
                                              =========     =========

         The income tax effect related to foreign currency translation adjustments and unrealized losses on cash flow hedge contracts, net was a benefit of $2.1 million in the three months ended September 29, 2001 and an expense of $5.8 million in the three months ended September 30, 2000.

                                                       SIX MONTHS ENDED
                                               SEPTEMBER 29,    SEPTEMBER 30,
                                                  2001             2000
                                                  ----             ----
         Net Income (loss)                     $ 78,863         $ (38,838)

         Other comprehensive income (loss),
          net of taxes:
              Foreign currency translation
                adjustments                         712            3,474
              Cumulative transition adjustment
                gains, net                        4,028                -
              Unrealized losses on cash flow
                hedge contracts, net             (1,981)               -
                                               --------         --------

         Comprehensive Income (Loss)           $ 81,622         $ (35,364)
                                               ========         =========

         The income tax effect related to foreign currency translation adjustments, cumulative transition adjustment gains, net and unrealized losses on cash flow hedge contracts, net was an expense of $1.7 million in the six months ended September 29, 2001 and an expense of $2.3 million in the six months ended September 30, 2000.

5    SEGMENT REPORTING

         Our operations are comprised of three reportable business segments: wholesale, retail and licensing. Our reportable segments are individual business units that offer different products and services and are managed separately because each segment requires different strategic initiatives, promotional campaigns, marketing and advertising, based upon its own individual positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

         The Company measures segment profit as income (loss) from operations before foreign currency gains and losses, interest, and taxes. Summarized below are our net revenues and income from operations for the three and six months ended September 29, 2001 and September 30, 2000, by segment:

                                                                        THREE MONTHS ENDED
                                                              SEPTEMBER 29,             SEPTEMBER 30,
                                                                  2001                     2000
NET REVENUES:
   Wholesale                                                $    280,437                 $    262,542
   Retail                                                        247,765                      255,818
   Licensing                                                      67,493                       67,857
                                                            ------------                 ------------
                                                            $    595,695                 $    586,217
                                                            ============                 ============

 INCOME (LOSS) FROM OPERATIONS:
   Wholesale                                                $     28,723                 $     26,024
   Retail                                                         14,966                       16,625
   Licensing                                                      42,444                       44,800
                                                            ------------                 ------------
                                                                  86,133                       87,449
   Less: Unallocated restructuring and
            non-recurring charges                                   -                         184,504
                                                            ------------                 ------------
                                                            $     86,133                 $    (97,055)
                                                            ============                 ============


                                                                          SIX MONTHS ENDED
                                                              SEPTEMBER 29,             SEPTEMBER 30,
                                                                   2001                     2000
NET REVENUES:
   Wholesale                                                $    525,610                 $    488,696
   Retail                                                        463,650                      464,525
   Licensing                                                     124,264                      120,293
                                                            ------------                 ------------
                                                            $  1,113,524                 $  1,073,514
                                                            ============                 ============


INCOME (LOSS) FROM OPERATIONS
   Wholesale                                                $     49,690                 $     47,288
   Retail                                                         18,933                       16,564
   Licensing                                                      71,098                       69,744
                                                            ------------                 ------------
                                                                 139,721                      133,596
   Less: Unallocated restructuring and
      non-recurring charges                                            -                      184,504
                                                            ------------                 ------------
                                                            $    139,721                 $    (50,908)
                                                            ============                 ============

Summarized below are our net revenues for the three and six months ended September 29, 2001 and September 30, 2000 and our long-lived assets as of September 29, 2001 and March 31, 2001, by geographic location:

                                                   THREE MONTHS ENDED
                                          SEPTEMBER 29,           SEPTEMBER 30,
                                              2001                    2000
NET REVENUES:
     United States                      $     523,453           $    522,847
     Foreign countries                         72,242                 63,370
                                        -------------           ------------
                                        $     595,695           $    586,217
                                        =============           ============

                                                   SIX MONTHS ENDED
                                          SEPTEMBER 29,           SEPTEMBER 30,
                                              2001                    2000
NET REVENUES:
     United States                      $     928,636           $    917,680
     Foreign Countries                        184,888                155,834
                                        -------------           ------------
                                        $   1,113,524           $  1,073,514
                                        =============           ============

                                          SEPTEMBER 29,             MARCH 31,
                                              2001                    2001
LONG-LIVED ASSETS:
     United States                      $    278,730            $    286,257
     Foreign countries                        46,597                  42,672
                                        -------------           ------------
                                        $     325,327           $    328,929
                                        =============           ============

6.   RECENTLY ISSUED PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter in the fiscal year ending April 3, 2004. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated results of operations.

         In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and
     (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the first quarter in the fiscal year ending March 29, 2003. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 are effective for our first quarter in the fiscal year ending March 29, 2003 or for any business combinations initiated after June 30, 2001. The impact of these statements on the Company's consolidated financial statements is currently being evaluated.

         In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CHARACTERISTICS OF CONSIDERATION PAID TO A RESELLER OF THE VENDOR'S PRODUCTS ("EITF No. 00-25"). EITF No. 00-25 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective for our first quarter in the fiscal year ending March 29, 2003. The Company is currently evaluating the impact of adopting this pronouncement on our consolidated results of operations.

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

7    SUBSEQUENT EVENT

         On October 31, 2001, we acquired PRL Fashions of Europe SRL ("PRL Fashions") which holds licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boys' Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans Co. collections in Italy. PRL Fashions had revenues of approximately $75.0 million for calendar year 2000. The purchase price of this transaction was approximately $22.0 million in cash plus earn-out payments based on achieving profitability targets over the first three years with a guaranteed minimum annual payment of $3.5 million each year.

         On October 22, 2001, we acquired the Polo Brussels SA store from one of our licensees. The purchase price of this transaction was approximately $3.0 million in cash. Consistent with SFAS No. 141 and SFAS No. 142, the transactions will be accounted for as a purchase and when determined, the goodwill, if any, will not be amortized.

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

CERTAIN STATEMENTS IN THIS FORM 10-Q AND IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF AUTHORIZED PERSONNEL CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," " WE BELIEVE," "IS OR REMAINS OPTIMISTIC," "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: RISKS ASSOCIATED WITH A GENERAL ECONOMIC DOWNTURN AND OTHER EVENTS LEADING TO A REDUCTION IN DISCRETIONARY CONSUMER SPENDING; RISKS ASSOCIATED WITH IMPLEMENTING THE COMPANY'S PLANS TO ENHANCE ITS WORLDWIDE LUXURY RETAIL BUSINESS, INVENTORY MANAGEMENT PROGRAM AND OPERATING EFFICIENCY INITIATIVES; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY OUR COMPETITORS; CHANGES IN GLOBAL ECONOMIC CONDITIONS; RISKS ASSOCIATED WITH OUR DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE CUSTOMERS, INCLUDING RISKS RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH OUR DEPENDENCE ON OUR LICENSING PARTNERS FOR A SUBSTANTIAL PORTION OF OUR NET INCOME AND RISKS ASSOCIATED WITH A LACK OF OPERATIONAL AND FINANCIAL CONTROL OVER LICENSED BUSINESSES; RISKS ASSOCIATED WITH FINANCIAL DISTRESS OF LICENSEES, INCLUDING THE IMPACT ON OUR NET INCOME AND BUSINESS OF ONE OR MORE LICENSEE'S REORGANIZATION; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; RISKS ASSOCIATED WITH COMPETITION IN THE SEGMENTS OF THE FASHION AND CONSUMER PRODUCT INDUSTRIES IN WHICH WE OPERATE, INCLUDING OUR ABILITY TO SHAPE, STIMULATE AND RESPOND TO CHANGING CONSUMER TASTES AND DEMANDS BY PRODUCING ATTRACTIVE PRODUCTS, BRANDS AND MARKETING, AND OUR ABILITY TO REMAIN COMPETITIVE IN THE AREAS OF QUALITY AND PRICE; RISKS ASSOCIATED WITH UNCERTAINTY RELATING TO OUR ABILITY TO IMPLEMENT OUR GROWTH STRATEGIES; RISKS ASSOCIATED WITH OUR ENTRY INTO NEW MARKETS EITHER THROUGH INTERNAL DEVELOPMENT ACTIVITIES OR THROUGH ACQUISITIONS; RISKS ASSOCIATED WITH THE POSSIBLE ADVERSE IMPACT OF OUR UNAFFILIATED MANUFACTURERS' INABILITY TO MANUFACTURE IN A TIMELY MANNER, TO MEET QUALITY STANDARDS OR TO USE ACCEPTABLE LABOR PRACTICES; RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL, ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN OPERATIONS, AND SOURCING AND THE POSSIBLE ADVERSE IMPACT OF CHANGES IN IMPORT RESTRICTIONS; RISKS RELATED TO OUR ABILITY TO ESTABLISH AND

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

RESULTS OF OPERATIONS

     The table below sets forth the percentage relationship to net revenues of certain items in our statements of operations for the three and six months ended September 29, 2001 and September 30, 2000:

                                                    SEPTEMBER 29, 2001          SEPTEMBER 30, 2000

                                                   THREE        SIX              THREE           SIX
                                                   MONTHS      MONTHS            MONTHS         MONTHS
                                                   ------      ------            ------         ------
Net sales ..............................           88.7%        88.8%            88.4%          88.8%

Licensing revenue ......................           11.3         11.2             11.6           11.2
                                                  -----        -----            -----          -----

Net revenues ...........................          100.0        100.0            100.0          100.0
                                                  -----        -----            -----          -----

Gross profit ...........................           48.0         49.2             42.7           46.8

Selling, general and administrative
expense ................................           33.5         36.7             37.3           39.6

Restructuring charges ..................            -            -               21.9           12.0
                                                  -----        -----            -----          -----
Income (loss) from operations ..........           14.5         12.5            (16.5)          (4.8)

Foreign currency losses ................            1.0          0.3              -              -

Interest expense .......................            0.8          0.9              1.2            1.2
                                                  -----        -----            -----          -----

Income (loss) before income
taxes ..................................           12.7%        11.3%           (17.7)%         (6.0)%
                                                  =====        =====            =====          =====

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES. Net sales increased 1.9% to $528.2 million in the three months ended September 29, 2001, from $518.4 million in the three months ended September 30, 2000. Wholesale net sales increased 6.8% to $280.4 million in the three months ended September 30, 2001, from $262.5 million in the corresponding period of fiscal 2001. Wholesale growth primarily reflects increased sales of existing products, principally from our international wholesale business in Europe and our men's business.

     Retail sales decreased by 3.1% to $247.8 million in the three months ended September 29, 2001, from $255.8 million in the corresponding period in fiscal 2001. This decrease is primarily driven by the 5.0% decrease in comparable store sales. Although our stores remain productive, the comparable store declines were due to the effects of a promotionally driven and highly competitive retail store environment exacerbated by decreased customer spending resulting from the September 11th events. Additionally, we had one net store closing in the three months ended September 29, 2001.

     At September 29, 2001, we operated 231 stores, including 28 Polo brand stores, nine Polo concept stores, 64 Club Monaco full-price stores, 93 Polo full line outlet stores, 25 Polo Jeans Co. outlet stores, 12 European outlet stores and nine Club Monaco outlet stores.

     LICENSING REVENUE. Licensing revenue decreased 0.5% to $67.5 million in the three months ended September 29, 2001, from $67.9 million in the corresponding period of fiscal 2001. This decrease is primarily attributable to decreased royalty revenue from a significant product licensee.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.0% in the three months ended September 29, 2001, from 42.7% in the corresponding period of fiscal 2001. This increase was mainly attributed to $37.9 million of inventory write-downs recorded in the second quarter of fiscal 2001 in connection with the implementation of our company's Operational Plan and our decision to accelerate the disposition of aged inventory. Wholesale gross margins decreased, and retail gross margins were negatively impacted by higher promotional markdowns due to the difficult economic environment and decreased customer spending since September 11th.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues decreased to 33.5% in the three months ended September 29, 2001, from 37.3% of net revenues in the corresponding period of fiscal 2001. This decrease is due to ongoing expense initiatives and expense reductions at the retail and corporate level. Additionally, in the six months ended September 30, 2000 in connection with our fiscal 2001 Operational Plan, we closed 23 full-price stores that carried high operating expense margins and recorded a charge of $18.1 million relating to non-recurring charges associated with targeted opportunities for improvement and other employee related costs.

     INTEREST AND OTHER EXPENSE. Interest expense decreased to $4.8 million in the three months ended September 29, 2001, from $6.8 million in the comparable period in fiscal 2001. This decrease was due to lower levels of borrowings during the current quarter primarily as a result of repurchases of a portion of our outstanding Euro debt in fiscal 2001 and the repayment of short term borrowings during the current quarter.

     INCOME TAXES. The effective tax rate decreased to 36.8% in the three months ended September 29, 2001, from 39.5% in the corresponding period in fiscal 2001. This decline is primarily a result of the benefit of tax strategies implemented. The three months ended September 30, 2000 included a tax benefit of $72.9 million resulting from charges recorded in connection with the Operational Plan.


SIX MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO
SIX MONTHS ENDED SEPTEMBER 30, 2000

     NET SALES. Net sales increased 3.8% to $989.3 million in the six months ended September 29, 2001, from $953.2 million in the six months ended September 30, 2000. Wholesale net sales increased 7.6% to $525.6 million in the six months ended September 29, 2001, from $488.7 million in the corresponding period of fiscal 2001. Wholesale growth primarily reflects increased unit sales of existing products, principally from our international wholesale business in Europe and our domestic women's and men's business.

     Retail sales decreased by 0.2% to $463.7 million in the six months ended September 29, 2001, from $464.5 million in the corresponding period in fiscal 2001. This decrease is primarily attributable to the closing of our Polo Jeans Co. full-price retail stores during the second quarter of fiscal 2001 in connection with our Operational Plan offset by the increase in our outlet stores and international retail stores sales.

     Additionally, comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased 3.9%. Although our stores remain productive, the comparable store declines were due to the effects of a promotionally driven and highly competitive retail store environment exacerbated by the decreased customer spending resulting from the events on September 11th . At September 29, 2001, we operated 231 stores, including 28 Polo brand stores, nine Polo concept stores, 64 Club Monaco full-price stores, 93 Polo full line outlet stores, 25 Polo Jeans Co. outlet stores, 12 European outlet stores and nine Club Monaco outlet stores.

     LICENSING REVENUE. Licensing revenue increased 3.3% to $124.3 million in the six months ended September 29, 2001, from $120.3 million in the corresponding period of fiscal 2001. This increase is primarily due to strong results from our international businesses, particularly in Asia, offset by decreased royalty revenue from a significant product licensee.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 49.2% in the six months ended September 29, 2001, from 46.8% in the corresponding period of fiscal 2001. This increase was mainly attributed to $37.9 million of inventory write-downs recorded in the second quarter of fiscal 2001 in connection with the implementation of our company's Operational Plan and our decision to accelerate the disposition of aged inventory. Wholesale gross margins decreased due to an increase in off-price sales and allowances as a result of the softer economic environment. Retail gross margins decreased in comparison to last year's corresponding six month period due to higher levels of markdowns due to the current economic environment and decreased customer spending resulting from the events of September 11th. These decreases were partially offset by increases in licensing revenue that has no associated cost of goods sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues decreased to 36.7% in the six months ended September 29, 2001, from 39.6% of net revenues in the corresponding period of fiscal 2001. This decrease in SG&A expenses as a percentage of net revenues was primarily due to expense reduction initiatives across all business segments. Additionally, in the six months ended September 30, 2000 in connection with our fiscal 2001 Operational Plan, we closed 23 full-price stores that carried high operating expense margins and recorded a charge of $18.1 million relating to non-recurring charges associated with targeted opportunities for improvement and other employee-related costs.

     INTEREST AND OTHER EXPENSE. Interest expense decreased to $10.7 million in the six months ended September 29, 2001, from $13.3 million in the comparable period in fiscal 2001. This decrease was due to lower levels of borrowings during the current period primarily as a result of repurchases of a portion of our outstanding Euro debt in fiscal 2001 and the repayment of short term borrowings during the period.

     INCOME TAXES. The effective tax rate decreased to 37.5% in the six months ended September 29, 2001, from 39.5% in the corresponding period in fiscal 2001. This decline is primarily a result of the benefit of tax strategies implemented. The six months ended September 30, 2000 included a tax benefit of $72.9 million resulting from charges recorded in connection with the Operational Plan.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion and other corporate activities. Our main sources of liquidity are cash flows from operations, credit facilities and other borrowings.

     Net cash provided by operating activities increased to $125.1 million in the six months ended September 29, 2001, from $24.3 million in the comparable period in fiscal 2001. Net cash provided by operating activities in fiscal 2001 was negatively impacted by charges recorded in connection with the implementation of the Operational Plan. Net cash used in investing activities decreased to $20.6 million in the six months ended September 29, 2001 from $135.8 million in the comparable period in fiscal 2001. This decrease principally reflects the use of cash to complete the acquisition of our European license and the investment in marketable securities of $66.2 million in the six months ended September 30, 2000. Net cash used in financing activities was $14.6 million in the six months ended September 29, 2001, as compared to net cash provided by financing activities of $31.6 million, in the comparable period in fiscal 2001. This change is primarily due to the use of funds to repay short-term borrowings during the six months ended September 29, 2001.

     In June 1997, we entered into a credit facility with a syndicate of banks which provides for a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002. Borrowings under the credit facility bear interest, at our option, (i) at a Base Rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent; and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or (ii) at the Eurodollar Rate plus an interest margin.

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

     As of September 29, 2001, we had $58.1 million outstanding in direct borrowings, $80.0 million outstanding under the term loan and $225.6 million outstanding in Euro debt based on the quarter end exchange rate. We were also contingently liable for $30.2 million in outstanding letters of credit related to commitments for the purchase of inventory. The weighted average interest rate on outstanding borrowings at September 29, 2001, was 6.0%.

     Total cash outlays related to the fiscal 2001 Operational Plan are expected to be approximately $24.7 million, $20.8 million of which has been paid through September 29, 2001. The remaining obligations approximated $3.9 million at September 29, 2001, and primarily relate to severance and lease termination agreements, which extend until fiscal 2003.

     Total cash outlays related to the 1999 restructuring plan are approximately $39.5 million, $35.6 million of which has been paid through September 29, 2001. The remaining obligations approximated $3.9 million at September 29, 2001, and primarily relate to severance and lease termination agreements, which extend until fiscal 2003.

     Capital expenditures were $40.2 million and $46.3 million in the six months ended September 29, 2001 and September 30, 2000, respectively. Capital expenditures primarily reflect costs associated with the following:

         o        our retail stores;

         o        the expansion of our European operations;

         o the shop-within-shops development program which includes new shops, renovations and expansions;

         o        our information systems; and

         o        other capital projects.

     In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Class A common stock. Share repurchases under this plan were made in the open market over a two-year period which commenced April 1, 1998. On March 2, 2000, the Board of Directors authorized a two-year extension to the stock repurchase program. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of September 29, 2001, we had repurchased 3,876,506 shares of our Class A common stock at an aggregate cost of $73.2 million.

     On October 31, 2001, we acquired PRL Fashions of Europe SRL ("PRL Fashions") which holds licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boys' Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans Co. collections in Italy. PRL Fashions had revenues of approximately $75.0 million for calendar year 2000. The purchase price of this transaction was $22.0 million in cash plus earn-out payments based on achieving profitability targets over the first three years with a guaranteed minimum annual payment of $3.5 million every year.

     On October 22, 2001, we acquired the Polo Brussels SA store from a licensee. The purchase price of this transaction was approximately $3.0 million of cash. Consistent with SFAS No. 141 and SFAS No. 142, the transactions will be accounted for as a purchase and when determined, the goodwill, if any, will not be amortized.

     We believe that cash from ongoing operations and funds available under our credit facilities and from our Euro offering will be sufficient to satisfy our current level of operations, the operational review, the restructuring plan, capital requirements, the stock repurchase program, the acquisition of PRL Fashions and the Brussels store and other corporate activities for the next 12 months. Additionally, we do not currently intend to pay dividends on our common stock in the next 12 months.

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

NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter in the fiscal year ending April 3, 2004. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated results of operations.

     In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the first quarter in the fiscal year ending March 29, 2003. We do not believe that the adoption of this pronouncement will have a material impact on our consolidated results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 are effective for our first quarter in the fiscal year ending March 29, 2003 or for any business combinations initiated after June 30, 2001. The impact of these statements on the Company's consolidated financial statements is currently being evaluated.

     In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CHARACTERISTICS OF CONSIDERATION PAID TO A RESELLER OF THE VENDOR'S PRODUCTS ("EITF No. 00-25"). EITF No. 00-25 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective for our first quarter in the fiscal year ending March 29, 2003. The Company is currently evaluating the impact of adopting this pronouncement on our consolidated results of operations.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     We are from time to time involved in legal actions involving enforcement of our trademark rights. One of these actions involved a lawsuit we filed on October 1, 1999 against the United States Polo Association Inc. ("USPA"), Jordache, Ltd. ("Jordache") and certain other entities affiliated with them, alleging that the defendants were infringing on our famous trademarks. This lawsuit continues to proceed as both sides are awaiting the court's decision on various motions. In connection with this lawsuit, on July 19, 2001, the USPA and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which is effectively a counterclaim by them in connection with the original trademark action, asserts claims related to our actions in connection with our pursuit of claims against the USPA and Jordache for trademark infringement and other unlawful conduct. Their claims stem from our contacts with the USPA's and Jordache's retailers in which we informed these retailers of our position in the original trademark action. The USPA and Jordache seek $50 million in compensatory damages and $50 million in punitive damages from us. On September 24, 2001, we moved to consolidate this new suit with the original trademark action for purposes of discovery and trial. The USPA and Jordache have consented to the request for consolidation. We believe that the USPA and Jordache's claims are substantially without merit and intend to pursue our claims and defend against those of the USPA and Jordache vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

(a)      The Annual Meeting of Stockholders of the Company was held on August
         16, 2001.

(b) The following directors were elected at the Annual Meeting of Stockholders to serve until the 2002 Annual Meeting and until their respective successors are duly elected and qualified:

                  CLASS A DIRECTOR:
                  -----------------
                  Dr. Joyce F. Brown
                  Allen Questrom

                  CLASS B DIRECTORS:
                  -----------------
                  Ralph Lauren
                  F. Lance Isham
                  Roger N. Farah
                  Frank A. Bennack, Jr.
                  Joel L. Fleishman
                  Terry S. Semel

                  CLASS C DIRECTOR:
                  -----------------
                  Richard A. Friedman

(c)(i) Each person elected as a director received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his name:

                                              NUMBER OF         NUMBER OF
                                              VOTES FOR         VOTES WITHHELD
                                              ---------         --------------

                  CLASS A DIRECTOR:
                  -----------------
                  Dr. Joyce F. Brown          19,225,030          104,145
                  Allen Questrom              19,239,306           89,870

                  CLASS B DIRECTORS:
                  ------------------
                  Ralph Lauren               432,800,210              -0-
                  F. Lance Isham             432,800,210              -0-
                  Roger N. Farah             432,800,210              -0-
                  Frank A. Bennack, Jr.      432,800,210              -0-
                  Joel L. Fleishman          432,800,210              -0-
                  Terry S. Semel             432,800,210              -0-

                  CLASS C DIRECTOR:
                  -----------------
                  Richard A. Friedman         22,720,979              -0-

   (ii) 474,805,908 votes were cast for and 6,796 votes were cast against the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending March 30, 2002. Abstentions totaled 37,661; there were no broker nonvotes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits--

            None

(b)      Reports on Form 8-K--

            The Company filed no reports on Form 8-K in the quarter ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   POLO RALPH LAUREN CORPORATION


Date:  November 13, 2001           By:  /s/ Gerald M. Chaney
                                        ---------------------------------------
                                        Gerald M. Chaney
                                        Senior Vice President of Finance and
                                           Chief Financial Officer