Form 10-Q
period 2001-12-29
POLO RALPH LAUREN CORP
filed 2002-02-12
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 29, 2001

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

Yes  [X]  No  [_]

At February 8, 2001, 31,948,651 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 22,720,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

                          POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q


PART 1.  FINANCIAL INFORMATION

                                                                            PAGE
Item 1.  Financial Statements

           Consolidated Balance Sheets as of December 29, 2001
           (Unaudited) and March 31, 2001................................      3

           Consolidated Statements of Operations for the three and
           nine months ended December 29, 2001 and December 30, 2000
           (Unaudited)...................................................      4

           Consolidated Statements of Cash Flows for the nine months
           ended December 29, 2001 and December 30, 2000 (Unaudited).....    5-6

           Notes to Consolidated Financial Statements....................   7-14

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................  15-23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......     23


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K................................     24

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                       DECEMBER 29,    MARCH 31,
                                                           2001           2001
                                                      ---------------  ---------
                                                       (UNAUDITED)
                                     ASSETS
Current assets
    Cash and cash equivalents                          $294,569        $102,219
    Accounts receivable, net of
        allowances of $9,187 and $12,090                245,615         269,010
    Inventories                                         355,152         425,594
    Deferred tax assets                                  34,276          31,244
    Prepaid expenses and other                           43,006          73,654
                                                         ------          ------

                           TOTAL CURRENT ASSETS         972,618         901,721

Property and equipment, net                             334,821         328,929
Deferred tax assets                                      63,179          61,056
Goodwill, net                                           280,760         249,391
Other assets, net                                        90,367          84,996
                                                         ------          ------
                                                     $1,741,745      $1,626,093
                                                     ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short term bank borrowings                       $   73,920        $ 86,112
    Accounts payable                                    195,255         178,293
    Income taxes payable                                 36,940               -
    Accrued expenses and other                           96,816         175,172
                                                         ------         -------

                      TOTAL CURRENT LIABILITIES         402,931         439,577

Long-term debt                                          298,033         296,988
Other noncurrent liabilities                             93,391          80,219

Stockholders' equity
    Common Stock
      Class A, par value $.01 per share;
        500,000,000 shares authorized;
        35,688,098 and 34,948,730 shares issued             356             349
      Class B, par value $.01 per share;
        100,000,000 shares authorized;
        43,280,021 shares issued and outstanding            433             433
      Class C, par value $.01 per share;
        70,000,000 shares authorized;
        22,720,979 shares issued and outstanding            227             227
    Additional paid-in-capital                          479,823         463,001
    Retained earnings                                   554,489         430,047
    Treasury Stock, Class A, at cost (3,876,506
        and 3,771,806 shares)                           (73,246)        (71,179)
    Accumulated other comprehensive loss                (12,250)        (10,529)
    Unearned compensation                                (2,442)         (3,040)
                                                         ------          ------

                       TOTAL STOCKHOLDERS' EQUITY       947,390         809,309
                                                        -------         -------

                                                     $1,741,745      $1,626,093
                                                     ==========      ==========


          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          ------------------------------------  -----------------------------------
                                                           DECEMBER 29,        DECEMBER 30,       DECEMBER 29,      DECEMBER 30,
                                                               2001                2000               2001              2000
                                                          ----------------   -----------------  -----------------  ----------------

Net sales                                                        $560,293            $555,650         $1,549,553        $1,508,871
Licensing revenue                                                  56,802              58,090            181,066           178,383
                                                          ----------------   -----------------  -----------------  ----------------

  NET REVENUES                                                    617,095             613,740          1,730,619         1,687,254

Cost of goods sold                                                330,086             316,220            895,608           887,054
                                                          ----------------   -----------------  -----------------  ----------------

  GROSS PROFIT                                                    287,009             297,520            835,011           800,200

Selling, general and administrative expenses                      212,561             208,172            620,844           633,189
Restructuring charges                                                   -                   -                  -           128,571
                                                          ----------------   -----------------  -----------------  ----------------

  INCOME FROM OPERATIONS                                           74,448              89,348            214,167            38,440

Foreign currency (gain)                                            (3,036)                  -               (199)                -
Interest expense                                                    4,501               5,704             15,204            18,992
                                                          ----------------   -----------------  -----------------  ----------------

  INCOME BEFORE INCOME TAXES                                       72,983              83,644            199,162            19,448

Income tax provision                                               27,369              33,041             74,685             7,683
                                                          ----------------   -----------------  -----------------  ----------------

  NET INCOME                                                      $45,614             $50,603           $124,477           $11,765
                                                          ================   =================  =================  ================

Net income per share - Basic                                        $0.47               $0.52              $1.28             $0.12
                                                          ================   =================  =================  ================

Net income  per share - Diluted                                     $0.46               $0.52              $1.26             $0.12
                                                          ================   =================  =================  ================

Weighted average common shares outstanding - Basic             97,506,076          96,530,102         97,350,775        96,778,511
                                                          ================   =================  =================  ================

Weighted average common shares outstanding - Diluted           98,504,094          97,347,194         98,433,333        97,245,629
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

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                     --------------------------------------
                                                                       DECEMBER 29,        DECEMBER 30,
                                                                           2001                2000
                                                                     -----------------   ------------------

Cash flows from operating activities
Net income                                                                   $124,477              $11,765
Adjustments to reconcile net income to net cash provided by
        operating activities:
     Depreciation and amortization                                             63,234               60,084
     Deferred income taxes                                                     (3,791)             (27,924)
     Provision for restructuring charges                                            -               98,836
     Provision for losses on accounts receivable                                1,184                1,314
     Other                                                                       (274)              (3,924)
     Changes in assets and liabilities, net of acquisitions
          Accounts receivable, net                                             19,880              (15,886)
          Inventories                                                          79,047              (15,963)
          Prepaid expenses and other                                           30,379              (16,263)
          Other assets                                                          1,506                9,633
          Accounts payable                                                      4,649                  641
          Income taxes payable, accrued expenses and other                    (42,538)               2,983
                                                                     -----------------   ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     277,753              105,296
                                                                     -----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                      (61,052)             (67,860)
     Acquisition, net of cash acquired                                        (23,702)             (20,929)
     Cash surrender value - officers' life insurance                           (2,315)              (3,482)
                                                                     -----------------   ------------------

NET CASH USED IN INVESTING ACTIVITIES                                         (87,069)             (92,271)
                                                                     -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repurchases of common stock                                               (2,067)             (13,833)
     Proceeds from issuance of common stock                                    15,642                  453
     (Repayments of) Proceeds from short term bank borrowings, net            (10,357)               2,944
     Repayments of long-term debt                                              (1,256)              (6,496)
                                                                     -----------------   ------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             1,962              (16,932)
                                                                     -----------------   ------------------

Effect of exchange rate changes on cash                                          (296)              (3,336)
                                                                     -----------------   ------------------

Net increase (decrease) in cash and cash equivalents                          192,350               (7,243)
Cash and cash equivalents at beginning of period                              102,219              164,571
                                                                     -----------------   ------------------
Cash and cash equivalents at end of period                                   $294,569             $157,328
                                                                     =================   ==================




          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                      NINE MONTHS ENDED
                                        --------------------------------------
                                          DECEMBER 29,        DECEMBER 30,
                                              2001                2000
                                        -----------------   ------------------

SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for interest                     $19,410              $26,910
                                        =================   ==================
      Cash paid for income taxes                 $33,773              $52,870
                                        =================   ==================









          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (INFORMATION FOR DECEMBER 29, 2001 AND DECEMBER 30, 2000 IS UNAUDITED)
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

1    BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation ("PRLC") and its wholly and majority owned subsidiaries (collectively referred to as the "Company", "we", "us", and "our"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for March 31, 2001 is derived from the audited financial statements which are included in the Company's report on Form 10-K, which should be read in conjunction with these financial statements.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.

2    ACQUISITIONS

     On October 31, 2001, the Company completed the acquisition of substantially all of the assets of PRL Fashions of Europe SRL ("PRL Fashions" or "Italian Licensee") which held licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boys' Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans Co. collections in Italy. PRL Fashions had revenues of approximately $75.0 million for their fiscal year 2000. The purchase price of this transaction was approximately $22.0 million in cash plus the assumption of certain liabilities and earn-out payments based on achieving profitability targets over the first three years with a guaranteed minimum annual payment of $3.5 million each year.

     Consistent with SFAS No. 141 and SFAS No. 142, this acquisition was accounted for as a purchase and the goodwill recorded will not be amortized. The assets acquired of $15,147 and liabilities assumed of $15,106 were recorded at estimated fair values as determined by the Company's management based on information currently available. Goodwill of approximately $32.5 million has been recognized for the excess of the purchase price over the preliminary estimate of fair market value of the net assets acquired.

     The Company is in the process of obtaining independent appraisals of the intangible assets acquired. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values.

     On October 22, 2001, we acquired the Polo Brussels SA store from one of our licensees. The purchase price of this transaction was approximately $3.0 million in cash. Consistent with SFAS No. 141 and SFAS No. 142, the transaction was accounted for as a purchase and the goodwill is not being amortized. The sales and total assets were not material. The proforma effect of these two acquisitions on the historical results were not material.

3    RESTRUCTURING AND SPECIAL CHARGES

     (A)  2001 OPERATIONAL PLAN

     During the second quarter of Fiscal 2001, we completed an internal operational review and formalized our plans to enhance the growth of our worldwide luxury retail business, to better manage inventory and to increase overall profitability (the "Operational Plan"). The major initiatives of the Operational Plan included: refining our retail strategy; developing efficiencies in our supply chain; and consolidating corporate strategic business functions and internal processes.

     In connection with refining our retail strategy, we closed all 12 Polo Jeans Co. full-price retail stores and 11 under-performing Club Monaco retail stores. Costs associated with this aspect of the Operational Plan included lease and contract termination costs, store fixed asset write downs (primarily leasehold improvements of $21.5 million) and severance and termination benefits.

     Additionally, as a result of changes in market conditions combined with our change in retail strategy in certain locations in which we operate full-price retail stores, we performed an evaluation of the recoverability of the assets of certain of these stores in accordance with Statements of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF. We concluded from the results of this evaluation that a significant permanent impairment of long-lived assets had occurred. Accordingly, we recorded a write down of these assets (primarily leasehold improvements) to their estimated fair value based on discounted future cash flows.

     In connection with the implementation of the Operational Plan, we recorded a pretax restructuring charge of $128.6 million in the second quarter of Fiscal 2001, subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of Fiscal 2001. The activity for the nine months ended December 29, 2001, was as follows:

                                                        LEASE AND
                                      SEVERANCE AND      CONTRACT
                                        TERMINATION   TERMINATION
                                           BENEFITS         COSTS      TOTAL

      Balance at March 31, 2001...       $ 2,942         $  4,951      $  7,893

      2002 activity...............        (1,934)          (3,931)       (5,865)
                                         --------         --------       ------

      Balance at December 29, 2001       $ 1,008         $  1,020       $  2,028
                                         ========         ========      ========

     Total severance and termination benefits as a result of the Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the Operational Plan are expected to be approximately $24.7 million, $22.7 million of which have been paid to date. We completed the implementation of the Operational Plan in Fiscal 2002 and expect to settle the remaining liabilities in accordance with contract terms which extend until Fiscal 2003.

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

     In connection with the implementation of the Restructuring Plan, we recorded a pretax restructuring charge of $58.6 million in our fourth quarter of Fiscal 1999. The activity for the nine months ended December 29, 2001, was as follows:


                                      LEASE AND
                                  SEVERANCE AND      CONTRACT
                                    TERMINATION   TERMINATION
                                       BENEFITS         COSTS       TOTAL

      Balance at March 31, 2001...     $ 4,246        $ 1,747       $ 5,993

      2002 activity...............      (2,446)          (521)       (2,967)
                                        -------         ------      --------

      Balance at December 29, 2001     $ 1,800        $ 1,226       $ 3,026
                                       ========       =======       ========


     Total severance and termination benefits as a result of the Restructuring Plan related to approximately 280 employees, all of whom have been terminated. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $36.5 million of which have been paid to date. We completed the implementation of the Restructuring Plan in Fiscal 2000 and expect to settle the remaining liabilities in accordance with contract terms which extend until Fiscal 2003.

4        INVENTORIES

     Inventories are valued at lower of cost (first-in, first-out, "FIFO") or market and consist of the following:

                                                DECEMBER 29,     MARCH 31,
                                                   2001            2001

            Raw materials                      $   2,826       $    7,024
            Work-in-process                        5,868            6,251
            Finished goods                       346,458          412,319
                                               ----------      ----------
                                               $ 355,152       $  425,594
                                               ==========      ==========


5    COMPREHENSIVE INCOME

     For the three and nine months ended December 29, 2001 and December 30, 2000, comprehensive income was as follows:

                                                THREE MONTHS ENDED
                                              DECEMBER 29,    DECEMBER 30,
                                                 2001             2000

Net Income                                     $ 45,614        $ 50,603
Other comprehensive income
(loss), net of taxes:
        Foreign currency translation
          adjustments                               105         (10,276)
        Unrealized losses on cash flow
          hedge contracts, net                   (4,584)              -
                                               --------        --------

        Comprehensive Income                   $ 41,135        $ 40,327
                                               ========        ========

     The income tax effect related to foreign currency translation adjustments and unrealized losses on cash flow hedge contracts, net was an expense of $2.7 million in the three months ended December 29, 2001 and a benefit of $6.7 million in the three months ended December 30, 2000.

                                                    NINE MONTHS ENDED
                                           DECEMBER 29,           DECEMBER 30,
                                              2001                   2000

      Net Income                           $  124,477           $  11,765

      Other comprehensive income
        (loss), net of taxes:
        Foreign currency translation
          adjustments                             817              (6,802)
        Cumulative translation adjustment
          gains, net                            4,028                   -
        Unrealized losses on cash flow
          hedge contracts, net                 (6,566)                  -
                                             ---------          ---------

      Comprehensive Income                 $  122,756           $   4,963
                                           ==========           =========


     The income tax effect related to foreign currency translation adjustments, cumulative translation adjustment gains, net and unrealized losses on cash flow hedge contracts, net was a benefit of $1.0 million in the nine months ended December 29, 2001 and a benefit of $4.4 million in the nine months ended December 30, 2000.

6    SEGMENT REPORTING

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

     The Company measures segment profit as income from operations before foreign currency gains and losses, interest, and taxes. Summarized below are our net revenues and income from operations for the three and nine months ended December 29, 2001 and December 30, 2000, by segment:

                                                    THREE MONTHS ENDED
                                           DECEMBER 29,          DECEMBER 30,
                                             2001                     2000
           NET REVENUES:
              Wholesale                  $  279,955              $  269,494
              Retail                        280,338                 286,156
              Licensing                      56,802                  58,090
                                         ----------              ----------
                                         $  617,095              $  613,740
                                         ==========              ==========

                                                 THREE MONTHS ENDED
                                           DECEMBER 29,          DECEMBER 30,
                                             2001                    2000
  INCOME FROM OPERATIONS:
              Wholesale                  $   30,211              $  32,403
              Retail                         13,648                 24,967
              Licensing                      30,589                 31,978
                                         ----------              ---------
                                         $   74,448              $  89,348
                                         ==========              =========



                                                 NINE MONTHS ENDED
                                          DECEMBER 29,          DECEMBER 30,
                                              2001                   2000
           NET REVENUES:
              Wholesale                  $  805,565             $  758,190
              Retail                        743,988                750,681
              Licensing                     181,066                178,383
                                         ----------             ----------
                                         $1,730,619             $1,687,254
                                         ==========             ==========

INCOME FROM OPERATIONS
              Wholesale                  $   79,898             $   79,691
              Retail                         32,582                 41,531
              Licensing                     101,687                101,722
                                         ----------             ----------
                                            214,167                222,944
           Less: Unallocated
                 restructuring and
                 non-recurring charges            -               (184,504)
                                         ----------             -----------
                                         $  214,167             $    38,440
                                         ==========             ===========

     Summarized below are our net revenues for the three and nine months ended December 29, 2001 and December 30, 2000 and our long-lived assets as of December 29, 2001 and March 31, 2001, by geographic location:

                                                THREE MONTHS ENDED
                                          DECEMBER 29,         DECEMBER 30,
                                             2001                  2000
NET REVENUES:
     United States                       $  474,742            $   494,283
     France                                  75,156                 52,601
     Other countries                         67,197                 66,856
                                         ----------            -----------
                                         $  617,095            $   613,740
                                         ==========            ===========

                                                NINE MONTHS ENDED
                                          DECEMBER 29,         DECEMBER 30,
                                             2001                2000
NET REVENUES:
     United States                       $ 1,403,380          $ 1,412,023
     France                                  169,554              124,235
     Other countries                         157,685              150,996
                                         -----------          -----------
                                         $ 1,730,619          $ 1,687,254
                                         ===========          ===========


                                          DECEMBER 29,         MARCH 31,
                                             2001                2001
LONG-LIVED ASSETS:
      United States                      $   283,727          $  286,257
      Canada                                  32,160          $   31,295
      Other countries                         18,934              11,377
                                         -----------          ----------
                                         $   334,821          $  328,929
                                         ===========          ==========


7    RECENTLY ISSUED PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter in the Fiscal year ending April 3, 2004. The Company is currently evaluating the impact of adopting this pronouncement on our consolidated results of operations.

     In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the first quarter in the Fiscal year ending March 29, 2003. The Company is currently evaluating the impact of adopting this pronouncement on our consolidated results of operations.

     In July 2001, the FASB issued (SFAS) No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 are effective for our first quarter in the Fiscal year ending March 29, 2003 or for any business combinations initiated after June 30, 2001. As a result of these pronouncements, goodwill arising from the acquisitions of PRL Fashions and the Polo Brussels SA store are not being amortized. The Company is currently evaluating the impact of adopting these pronouncements on our consolidated financial position and results of operations.

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

8    RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

     CERTAIN STATEMENTS IN THIS FORM 10-Q AND IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, IN OUR PRESS RELEASES AND IN ORAL STATEMENTS MADE BY OR WITH THE APPROVAL OF AUTHORIZED PERSONNEL CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," " WE BELIEVE," "IS OR REMAINS OPTIMISTIC," "CURRENTLY ENVISIONS" AND SIMILAR WORDS OR PHRASES AND INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: RISKS ASSOCIATED WITH A GENERAL ECONOMIC DOWNTURN AND OTHER EVENTS LEADING TO A REDUCTION IN DISCRETIONARY CONSUMER SPENDING; RISKS ASSOCIATED WITH IMPLEMENTING OUR PLANS TO ENHANCE OUR WORLDWIDE LUXURY RETAIL BUSINESS, INVENTORY MANAGEMENT PROGRAM AND OPERATING EFFICIENCY INITIATIVES; RISKS ASSOCIATED WITH CHANGES IN THE COMPETITIVE MARKETPLACE, INCLUDING THE INTRODUCTION OF NEW PRODUCTS OR PRICING CHANGES BY OUR COMPETITORS; CHANGES IN GLOBAL ECONOMIC OR POLITICAL CONDITIONS; RISKS ASSOCIATED WITH OUR DEPENDENCE ON SALES TO A LIMITED NUMBER OF LARGE DEPARTMENT STORE CUSTOMERS, INCLUDING RISKS RELATED TO EXTENDING CREDIT TO CUSTOMERS; RISKS ASSOCIATED WITH OUR DEPENDENCE ON OUR LICENSING PARTNERS FOR A SUBSTANTIAL PORTION OF OUR NET INCOME AND RISKS ASSOCIATED WITH A LACK OF OPERATIONAL AND FINANCIAL CONTROL OVER LICENSED BUSINESSES; RISKS ASSOCIATED WITH FINANCIAL DISTRESS OF LICENSEES, INCLUDING THE IMPACT ON OUR NET INCOME AND BUSINESS OF ONE OR MORE LICENSEE'S REORGANIZATION; RISKS ASSOCIATED WITH CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY; RISKS ASSOCIATED WITH COMPETITION IN THE SEGMENTS OF THE FASHION AND CONSUMER PRODUCT INDUSTRIES IN WHICH WE OPERATE, INCLUDING OUR ABILITY TO SHAPE, STIMULATE AND RESPOND TO CHANGING CONSUMER TASTES AND DEMANDS BY PRODUCING ATTRACTIVE PRODUCTS, BRANDS AND MARKETING, AND OUR ABILITY TO REMAIN COMPETITIVE IN THE AREAS OF QUALITY AND PRICE; RISKS ASSOCIATED WITH UNCERTAINTY RELATING TO OUR ABILITY TO IMPLEMENT OUR GROWTH STRATEGIES; RISKS ASSOCIATED WITH OUR ENTRY INTO NEW MARKETS EITHER THROUGH INTERNAL DEVELOPMENT ACTIVITIES OR THROUGH ACQUISITIONS; RISKS ASSOCIATED WITH THE POSSIBLE ADVERSE IMPACT OF OUR UNAFFILIATED MANUFACTURERS' INABILITY TO MANUFACTURE IN A TIMELY MANNER, TO MEET QUALITY STANDARDS OR TO USE ACCEPTABLE LABOR PRACTICES; RISKS ASSOCIATED WITH CHANGES IN SOCIAL, POLITICAL,

ECONOMIC AND OTHER CONDITIONS AFFECTING FOREIGN OPERATIONS OR SOURCING AND THE POSSIBLE ADVERSE IMPACT OF CHANGES IN IMPORT RESTRICTIONS; RISKS RELATED TO OUR ABILITY TO ESTABLISH AND PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS; RISKS RELATED TO FLUCTUATIONS IN FOREIGN CURRENCY AFFECTING OUR FOREIGN SUBSIDIARIES' AND FOREIGN LICENSEES' RESULTS OF OPERATIONS AND THE RELATIVE PRICES AT WHICH WE AND OUR FOREIGN COMPETITORS SELL PRODUCTS IN THE SAME MARKET AND OUR OPERATING AND MANUFACTURING COSTS OUTSIDE OF THE UNITED STATES; AND, RISKS ASSOCIATED WITH OUR CONTROL BY LAUREN FAMILY MEMBERS AND THE ANTI-TAKEOVER EFFECT OF MULTIPLE CLASSES OF STOCK. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

RESULTS OF OPERATIONS

     The table below sets forth the percentage relationship to net revenues of certain items in our statements of operations for the three and nine months ended December 29, 2001 and December 30, 2000:

                                         DECEMBER 29, 2001     DECEMBER 30, 2000

                                         THREE       NINE      THREE        NINE
                                         MONTHS     MONTHS     MONTHS     MONTHS

Net sales.............................     90.8%     89.5%       90.5%     89.4%

Licensing revenue.....................      9.2      10.5        9.5       10.6
                                            ---     -----        ---       ----

Net revenues .........................     100.0     100.0       100.0     100.0
                                           -----     -----       -----     -----

Gross profit .........................     46.5      48.2        48.5      47.4

Selling, general and administrative
expenses..............................     34.4      35.8        33.9      37.5

Restructuring charges.................        -         -           -       7.6
                                           ----      ----       -----      ----
Income from operations................     12.1      12.4        14.6       2.3

Foreign currency (gain)...............     (0.4)        -           -         -

Interest expense .....................      0.7       0.9         1.0       1.1
                                            ---       ---         ---       ---

Income before income taxes............     11.8%     11.5%       13.6%      1.2%
                                           ====      ====        ====       ===

          THREE MONTHS ENDED DECEMBER 29, 2001 COMPARED TO THREE MONTHS
                            ENDED DECEMBER 30, 2000

     NET SALES. Net sales increased 0.8% to $560.3 million in the three months ended December 29, 2001, from $555.6 million in the three months ended December 30, 2000. Wholesale net sales increased 3.9% to $280.0 million in the three month period, from $269.5 million in the corresponding period of Fiscal 2001. Wholesale growth primarily reflects increased sales of existing products, principally in Europe.

     Retail sales decreased by 2.0% to $280.3 million in the three months ended December 29, 2001, from $286.2 million in the corresponding period in Fiscal 2001. This decrease is primarily driven by the 1.4% decrease in comparable store sales which were due to the effects of a promotionally driven and highly competitive retail store environment and decreased customer spending due to current economic conditions. Although the outlet business had increased sales of approximately 6.0%, it was offset by the decrease in our full price retail business. For the three month period, we had three net store openings.

     At December 29, 2001, we operated 234 stores, including 30 Polo brand stores, nine Polo concept stores, 54 Club Monaco full-price stores, 95 Polo full line outlet stores, 24 Polo Jeans Co. outlet stores, 12 European outlet stores and 10 Club Monaco outlet stores.

     LICENSING REVENUE. Licensing revenue decreased 2.2% to $56.8 million in the three months ended December 29, 2001, from $58.1 million in the corresponding period of Fiscal 2001. This decrease is primarily attributable to decreased royalty revenue from a significant product licensee and the termination of a licensing agreement with a product licensee.

     GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 46.5% in the three months ended December 29, 2001, from 48.5% in the corresponding period of Fiscal 2001 as a result of the highly competitive wholesale and retail business being highly promotional due to the difficult economic environment and decreased customer spending.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues increased to 34.4% in the three months ended December 29, 2001, from 33.9% of net revenues in the corresponding period of Fiscal 2001. This was primarily due to higher selling salaries and related costs resulting from the increased outlet sales and our international retail business in Europe combined with increased corporate expenses including a corporate contribution of $1.3 million to the Ralph Lauren Foundation American Heroes Fund.

     INTEREST AND OTHER EXPENSE. Interest expense decreased to $4.5 million in the three months ended December 29, 2001, from $5.7 million in the comparable period in Fiscal 2001. This decrease was due to lower levels of borrowings during the current quarter primarily as a result of repurchases of a portion of our outstanding Euro debt in Fiscal 2001 and the repayment of short term borrowings during the current quarter.

     INCOME TAXES. The effective tax rate decreased to 37.5% in the three months ended December 29, 2001, from 39.5% in the corresponding period in Fiscal 2001. This decline is primarily a result of the benefit of tax strategies implemented.

          NINE MONTHS ENDED DECEMBER 29, 2001 COMPARED TO NINE MONTHS
                            ENDED DECEMBER 30, 2000

     NET SALES. Net sales increased 2.7% to $1,549.6 million in the nine months ended December 29, 2001, from $1,508.9 million in the nine months ended December 30, 2000. Wholesale net sales increased 6.3% to $805.6 million in the nine months ended December 29, 2001, from $758.2 million in the corresponding period of Fiscal 2001. Wholesale growth primarily reflects increased unit sales of existing products, principally from our international wholesale business in Europe and our domestic women's business.

     Retail sales decreased by 0.9% to $744.0 million in the nine months ended December 29, 2001, from $750.7 million in the corresponding period in Fiscal 2001. This decrease is primarily attributable to the closing of our Polo Jeans Co. full-price retail stores during the second quarter of Fiscal 2001 in connection with our Operational Plan and the decrease in our full price retail store sales due to the current difficult economic environment.


     Comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased 3.5%. The comparable store declines were due to the effects of a promotionally driven and highly competitive retail store environment. At December 29, 2001, we operated 234 stores, 30 Polo brand stores, nine Polo concept stores, 54 Club Monaco full-price stores, 95 Polo full line outlet stores, 24 Polo Jeans Co. outlet stores, 12 European outlet stores and ten Club Monaco outlet stores.

     LICENSING REVENUE. Licensing revenue increased 1.5% to $181.1 million in the nine months ended December 29, 2001, from $178.4 million in the corresponding period of Fiscal 2001. This increase is primarily due to strong results from our international businesses, particularly in Asia and one license within our home collection licensing business, offset by decreased royalty revenue from a significant product licensee and the termination of a product license.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.2% in the nine months ended December 29, 2001, from 47.4% in the corresponding period of Fiscal 2001. Wholesale gross margins increased approximately 3.0% primarily due to an increase in margins from our international wholesale business in Europe. Retail gross margins decreased 4.5% in comparison to last year's corresponding nine month period due to higher levels of markdowns due to the current economic environment and decreased customer spending. Additionally, the prior year gross margin was negatively impacted by $37.9 million of inventory write-downs recorded in the second quarter of fiscal 2001 in connection with the implementation of the Operational Plan. These fluctuations in gross margins were also effected by increases in licensing revenue that has no associated cost of goods sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses as a percentage of net revenues decreased to 35.8% in the nine months ended December 29, 2001, from 37.5% of net revenues in the corresponding period of Fiscal 2001. This decrease was primarily due to expense reduction initiatives across all business segments and the closing of our Polo Jeans Co. full price retail stores during Fiscal 2001. Additionally, in Fiscal 2001, we recorded a charge of $18.1 million relating to non-recurring charges associated with targeted opportunities for improvement and other employee-related costs.

     INTEREST AND OTHER EXPENSE. Interest expense decreased to $15.2 million in the nine months ended December 29, 2001, from $19.0 million in the comparable period in Fiscal 2001. This decrease was due to lower levels of borrowings during the period primarily as a result of repurchases of a portion of our outstanding Euro debt in Fiscal 2001 and the repayment of short term borrowings during the period.

     INCOME TAXES. The effective tax rate decreased to 37.5% in the nine months ended December 29, 2001, from 39.5% in the corresponding period in Fiscal 2001. This decline is primarily a result of the benefit of tax strategies implemented. Additionally, the nine months ended December 30, 2000 included a tax benefit of $72.9 million resulting from charges recorded in connection with the Operational Plan.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion, acquisitions, and other corporate activities. Our main sources of liquidity are cash flows from operations, credit facilities and other borrowings.

     Net cash provided by operating activities increased to $277.3 million in the nine months ended December 29, 2001, from $105.3 million in the comparable period in Fiscal 2001. This increase was primarily due to a significant decrease in inventory levels and decreased accounts receivable due to seasonality. Net cash used in investing activities decreased to $87.1 million in the nine months ended December 29, 2001 as compared to $92.3 million in the comparable period in Fiscal 2001 due to the decrease in capital expenditures of approximately $6.7 million compared to the same period in the prior year offset by the funds used to complete the acquisition of the Italian Licensee and the

Brussels store. Net cash provided by financing activities was $2.0 million in the nine months ended December 29, 2001, as compared to net cash used in financing activities of $16.9 million, in the comparable period in Fiscal 2001. This change is primarily due to the proceeds from the issuance of common stock of $15.6 million and a decrease in the repurchase of common stock offset by the repayment of approximately $10.4 of short term bank borrowings during the nine months ended December 29. 2001.

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

     In November 1999, we issued Euro 275.0 million of 6.125% notes due November 2006. Our Euro debt is listed on the London Stock Exchange. The net proceeds from the Euro offering were $281.5 million based on the Euro exchange rate on the issuance date. Interest on the Euro debt is payable annually. A portion of the net proceeds from the issuance was used to acquire our European license while the remaining net proceeds were retained for general corporate purposes. In Fiscal 2001, we repurchased Euro 27.5 million, or $25.3 million based on Euro exchange rates, of our outstanding Euro debt. In Fiscal 2002, we repurchased an additional Euro 1.4 million, or $1.3 million based on Euro exchange rates, of our outstanding debt.

     As of December 29, 2001, we had $74 million outstanding in direct borrowings, $80.0 million outstanding under the term loan and $218 million outstanding in Euro debt based on the quarter end exchange rate. We were also contingently liable for $18.2 million in outstanding letters of credit related to commitments for the purchase of inventory. The weighted average interest rate on outstanding borrowings at December 29, 2001, was 5.9%.

     Total cash outlays related to the Fiscal 2001 Operational Plan are expected to be approximately $24.7 million, $22.7 million of which has been paid through December 29, 2001. The remaining obligations of approximately $2.0 million at December 29, 2001 relate to severance and lease contract and termination agreements which extend until Fiscal 2003.

     Total cash outlays related to the 1999 Restructuring Plan are approximately $39.5 million, $36.5 million of which has been paid through December 29, 2001. The remaining obligations of approximately $3.0 million at December 29, 2001 relate to severance and lease contract and termination agreements which extend until Fiscal 2003.

     Capital expenditures were $61.1 million and $67.9 million in the nine months ended December 29, 2001 and December 30, 2000, respectively. Capital expenditures primarily reflect costs associated with the following:

     o    our retail stores;

     o    the expansion of our European operations;

     o the shop-within-shops development program which includes new shops, renovations and expansions;

     o    our information systems; and

     o    other capital projects.

     In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Class A common stock. Share repurchases under this plan were made in the open market over a two-year period which commenced April 1, 1998. On March 2, 2000, the Board of Directors authorized a two-year extension to the stock repurchase program, and on February 5, 2002, the Board of Directors authorized a further extension of the program through March 2004. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of December 29, 2001, we had repurchased 3,876,506 shares of our Class A common stock at an aggregate cost of $73.2 million.

     On October 31, 2001, the Company completed the acquisition of substantially all of the assets of PRL Fashions of Europe SRL ("PRL Fashions" or "Italian Licensee") which held licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boys' Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans Co. collections in Italy. PRL Fashions had revenues of approximately $75.0 million for their fiscal year 2000. The purchase price of this transaction was approximately $22.0 million in cash plus the assumption of certain liabilities and earn-out payments based on achieving profitability targets over the first three years with a guaranteed minimum annual payment of $3.5 million each year.

     Consistent with SFAS No. 141 and SFAS No. 142, this acquisition was accounted for as a purchase and the goodwill recorded will not be amortized. The assets acquired of $15,147 and liabilities assumed of $15,106 were recorded at estimated fair values as determined by the Company's management based on information currently available. Goodwill of approximately $32.5 million has been recognized for the excess of the purchase price over the preliminary estimate of fair market value of the net assets acquired.

     The Company is in the process of obtaining independent appraisals of the intangible assets acquired. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values.

     On October 22, 2001, we acquired the Polo Brussels SA store from one of our licensees. The purchase price of this transaction was approximately $3.0 million in cash. Consistent with SFAS No. 141 and SFAS No. 142, the transaction was accounted for as a purchase and the goodwill is not being amortized. The sales and total assets were not material. The proforma effect of these two acquisitions on the historical results were not material.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.141 BUSINESS COMBINATIONS and SFAS No. 142 , GOODWILL AND OTHER INTANGIBLE ASSETS. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141, requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No.142, addresses accounting and reporting standards for acquired goodwill and other intangible assets and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 are effective for our first quarter in the Fiscal year ending March 29, 2003 or for any business combinations initiated after June 30, 2001. As a result of these pronouncements, goodwill arising from the acquisitions of PRL Fashions and the Polo Brussels SA store are not being amortized. The Company is currently evaluating the impact of adopting these pronouncements on our consolidated financial position and results of operations.

     In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CHARACTERISTICS OF CONSIDERATION PAID TO A RESELLER OF THE VENDOR PRODUCTS ("EITF No. 00-25"). EITF No. 00-25 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. This pronouncement is effective for our first quarter in the Fiscal year ending March 29, 2003. The Company is currently evaluating the impact of adopting this pronouncement on our consolidated results of operations.


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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits--

              None

(b)      Reports on Form 8-K--

              The Company filed no reports on Form 8-K in the quarter ended December 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POLO RALPH LAUREN CORPORATION

Date:  February 12, 2002                 By: /s/  Gerald M. Chaney
                                            ---------------------------------
                                            Gerald M. Chaney
                                            Senior Vice President of Finance and
                                              Chief Financial Officer