Form 10-K
period 2002-03-30
POLO RALPH LAUREN CORP
filed 2002-06-25
CIK 1037038

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

                    FOR THE FISCAL YEAR ENDED MARCH 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $1,029,580,287 at June 19, 2002.

     At June 19, 2002 44,548,394 shares of the registrant's Class A Common Stock, $.01 par value, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value and 10,570,979 shares of the registrant's Class C Common Stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     In this Form 10-K, references to "Polo," "ourselves," "we," "our," and "us" refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context requires otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are referred to in this Form 10-K as "licensing partners" and the relationships between ourselves and these licensees are referred to as "licensing alliances". Notwithstanding these references, however, the legal relationship between ourselves and our licensees is not one of partnership, but of licensor and licensee.

     We are a leader in the design, marketing and distribution of premium lifestyle products. For 35 years, our reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names, which include "Polo", "Polo by Ralph Lauren", "Ralph Lauren Purple Label", "Polo Sport", "Ralph Lauren", "RALPH", "Lauren", "Polo Jeans Co.", "RL", "Chaps" and "Club Monaco", among others, constitute one of the world's most widely recognized families of consumer brands. We believe that, under the direction of Ralph Lauren, the internationally renowned designer, we have influenced the manner in which people dress and live in contemporary society, reflecting an American perspective and lifestyle uniquely associated with us and Ralph Lauren.

     We combine our consumer insight and design, marketing and imaging skills to offer, along with our licensing partners, broad lifestyle product collections in four categories:

     - Apparel -- Products include extensive collections of men's, women's and children's clothing;

     - Home -- Ralph Lauren Home offers coordinated products for the home, including bedding and bath products, interior decor, furniture and tabletop and gift items;

     - Accessories -- Accessories encompass a broad range of products such as footwear, eyewear, jewelry and leather goods, including handbags and luggage; and

     - Fragrance -- Fragrance and skin care products are sold under our Glamourous, Romance, Polo, Lauren, Safari and Polo Sport brands, among others.

RECENT DEVELOPMENTS

     In October 2001, we acquired PRL Fashions of Europe S.R.L. which holds licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boy's Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans Co. collections in Italy. The acquisition of PRL Fashions of Europe completed our plans to directly own all of our European operations. The purchase price for the acquisition was approximately $22.0 million in cash, plus the assumption of certain liabilities, and earn-out payments based on achieving profitability targets over the first three years, with a guaranteed minimum annual payment of $3.5 million each year. We allocated the cost of acquiring PRL Fashions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets acquired resulted in goodwill of approximately $33.5 million. Consistent with SFAS No. 141, this goodwill amount is not being amortized.

     In addition, in October 2001, we acquired the Ralph Lauren store in Brussels from one of our licensees.

OPERATIONS

     We operate in three integrated segments: wholesale, retail and licensing. Each is driven by our guiding philosophy of style, innovation and quality.

     Details of our net revenues are shown in the table below. See also Note 16 to our consolidated financial statements for fiscal 2002, fiscal 2001 and fiscal 2000 for further segment information.

                                                       FISCAL YEAR ENDED
                                             --------------------------------------
                                             MARCH 30,     MARCH 31,      APRIL 1,
                                                2002          2001          2000
                                             ----------    ----------    ----------
                                                         (IN THOUSANDS)
Wholesale sales............................  $1,198,060    $1,053,842    $  885,246
Retail sales...............................     924,273       928,577       833,980
                                             ----------    ----------    ----------
Net sales..................................   2,122,333     1,982,419     1,719,226
Licensing revenue..........................     241,374       243,355       236,302
                                             ----------    ----------    ----------
Net revenues...............................  $2,363,707    $2,225,774    $1,955,528
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

  POLO BRANDS

     The Polo Brands group sources, markets and distributes products under the following brands:

     POLO BY RALPH LAUREN. The Polo by Ralph Lauren menswear collection is a complete men's wardrobe consisting of products related by theme, style, color and fabric. Polo by Ralph Lauren menswear is generally priced at a range of price points within the men's premium ready-to-wear apparel market. We currently sell this collection through department stores, Ralph Lauren specialty stores and Polo Ralph Lauren store doors in the United States, including department store shop-within-shops.

     BLUE LABEL. In fall 2002, we will introduce our Blue Label collection of womenswear, which will be modern interpretations of classic Ralph Lauren styles with a strong weekend focus. We plan to offer the Blue Label collection domestically through Polo Ralph Lauren stores and internationally through Polo Ralph Lauren stores and selected wholesale accounts in Europe and Asia. In Japan, our Blue Label line will be sold under the Ralph Lauren brand name.

     POLO SPORT. The Polo Sport collection of men's activewear and sportswear is designed to meet the growing consumer demand for apparel for the active lifestyle. Polo Sport is offered at a range of price points generally consistent with prices for the Polo by Ralph Lauren line, and is distributed through the same channels as Polo by Ralph Lauren.

     POLO GOLF. The Polo Golf collection of men's and women's golf apparel is targeted at the golf and resort markets. Price points are similar to those charged for products in the Polo Sport line. We sell the Polo Golf collection in the United States through leading golf clubs, pro shops and resorts, in addition to department, specialty and Polo Ralph Lauren stores.

     RLX POLO SPORT. The RLX Polo Sport collection of menswear and womenswear consists of functional sport and outdoor apparel for running, cross-training, skiing, snowboarding and cycling. We sell RLX Polo Sport in the United States through athletic specialty stores, in addition to Polo Ralph Lauren stores, at price points competitive with those charged by other authentic sports apparel companies.

  COLLECTION BRANDS

     Our Collection Brands group sources, markets and distributes products under the Women's Ralph Lauren Collection and Ralph Lauren Black Label brands and the Men's Ralph Lauren/Purple Label Collection brand.

     RALPH LAUREN COLLECTION AND RALPH LAUREN BLACK LABEL. The Ralph Lauren Collection expresses our up-to-the-moment fashion vision for women. Ralph Lauren Black Label includes timeless versions of our most successful Collection styles, as well as newly-designed classic signature styles. Collection and Black Label are offered for limited distribution to premier fashion retailers and through our stores. Price points are at the upper end or luxury ranges.

     RALPH LAUREN/PURPLE LABEL COLLECTION. In fall 1995, we introduced our Purple Label collection of men's tailored clothing and, in fall 1997, to complement the tailored clothing line, we launched our Purple Label sportswear line. We sell the Purple Label collection through a limited number of premier fashion retailers.

  DOMESTIC CUSTOMERS AND SERVICE

     GENERAL. Consistent with the appeal and distinctive image of our products and brands, we sell our menswear, womenswear and home furnishings products primarily to leading upscale department stores, specialty stores and golf and pro shops located throughout the United States, which have the reputation and merchandising expertise required for the effective presentation of Polo Ralph Lauren products. See "-- Our Licensing Alliances -- Product Licensing Alliances".

     Our wholesale and home furnishings products are distributed through the primary distribution channels in the United States listed in the table below. In addition, we also sell excess and out-of-season products through secondary distribution channels.

                                                         APPROXIMATE NUMBER OF DOORS
                                                             AS OF MARCH 30, 2002
                                                     ------------------------------------
                                                      POLO     COLLECTION    RALPH LAUREN
                                                     BRANDS      BRANDS          HOME
                                                     ------    ----------    ------------
Department Stores..................................  1,982        129           1,481
Specialty Stores...................................    558         38              25
Polo Ralph Lauren Stores...........................    112         31              19
Golf and Pro Shops.................................  1,993         --              --

     Department stores represent the largest customer group of our wholesale group. Major department store customers of ours (together with the percentage of wholesale net sales that they represented in fiscal 2002) are:

     - Federated Department Stores, Inc., which represented 17.3%,

     - Dillard Department Stores, Inc., which represented 16.1%, and

     - The May Department Stores Company, which represented 15.6%.

     Collection Brands, Polo Brands and our Ralph Lauren Home products are primarily sold through their respective sales forces, which employ an aggregate of approximately 170 salespersons as of March 30, 2002. An independent sales representative promotes sales to U.S. military exchanges. Our Collection Brands group and Ralph Lauren Home division maintain their primary showrooms in New York City. Regional showrooms for the Polo Brands and regional sales representatives for Ralph Lauren Home are located in:

- Atlanta                          - Dallas

- Chicago                          - Los Angeles

     SHOP-WITHIN-SHOPS. As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores and to differentiate the presentation of products. Shop-within-shops fixed assets primarily include items such as customized freestanding fixtures, moveable wallcases and components, decorative items and flooring. We capitalize our share of the cost of these fixed assets and amortize them using the straight-line method over their estimated useful lives of three to five years.

     During fiscal 2002, we added approximately 270 shop-within-shops and refurbished approximately 60 shop-within-shops. At March 30, 2002, in the United States we had approximately 2,600 shop-within-shops dedicated to our products and more than 3,000 shop-within-shops dedicated to our licensed products. Excluding significantly larger shop-within-shops in key department store locations, the size of our shop-within-shops typically ranges from approximately 600 to 1,500 square feet for Polo Brands, from approximately 600 to 1,000 square feet for our Collection Brands, and from approximately 300 to 900 square feet for home furnishings. In total, we estimate that approximately 2.3 million square feet of department store space in the United States is dedicated to our shop-within-shops. In addition to shop-within-shops, we use exclusively fixtured areas in department stores.

     BASIC STOCK REPLENISHMENT PROGRAM. Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. For customers who reorder basic products, we generally ship these products within one to five days of order receipt. These products accounted for approximately 6.0% of our wholesale net sales fiscal 2002. We have also implemented a seasonal quick response program to allow replenishment of products which can be ordered for only a portion of each year. Some Ralph Lauren Home licensing partners also offer a basic stock replenishment program which includes towels, bedding and tabletop products. Basic stock products accounted for approximately 88% of our net sales of our Ralph Lauren Home licensing partners in fiscal 2002.

DIRECT RETAILING

     We operate retail stores dedicated to the sale of our products. Located in prime retail areas, our 94 full-price stores operate under the following names:

- Ralph Lauren                             - Polo Ralph Lauren Children

- Polo Ralph Lauren                        - Club Monaco/Caban

- Polo Sport

     Our 142 outlet stores are generally located in outlet malls and operate under the Polo Ralph Lauren outlet store, Polo Jeans Co. outlet store, Ralph Lauren Home outlet store and Club Monaco outlet names.

     In addition to our own retail operations, as of March 30, 2002, we had granted licenses to independent parties to operate two stores in the United States and 100 stores internationally. We receive the proceeds from the sale of our products, which are included in wholesale net sales, to these stores and also receive royalties, which are included in licensing revenue, from our licensing partners who sell to these stores. We generally do not receive any other compensation from these licensed store operators. See "-- Our Licensing Alliances".

  FULL-PRICE STORES

     In addition to generating sales of our products, our full-price stores set, reinforce and capitalize on the image of our brands. We have six Ralph Lauren stores which showcase our upper end luxury styles and products and demonstrate our most refined merchandising techniques. We also operate 33 Polo Ralph Lauren stores and 55 Club Monaco stores. Ranging in size from approximately 2,000 to over 30,000 square feet, these full-price stores are situated in upscale regional malls and major upscale street locations generally in large urban markets. Our stores are generally leased for initial periods ranging from five to 15 years with renewal options.

     In fiscal 2002, we had two Polo Ralph Lauren store openings, net of closings. We also opened four new Club Monaco Stores in Cabazon, California; San Francisco, California; Lenox, Georgia and Valley Fair, California and closed four Club Monaco stores in Metrotown, British Columbia; Parklane, Nova Scotia; San Francisco, California and Yorkdale, Ontario.

  OUTLET STORES

     We extend our reach to additional consumer groups through our 94 Polo Ralph Lauren outlet stores, 22 Polo Jeans Co. outlet stores, 10 Club Monaco outlet stores and 16 European outlet stores.

     - Polo Ralph Lauren outlet stores offer selections of our menswear, womenswear, children's apparel, accessories, home furnishings and fragrances. Ranging in size from 3,000 to 20,000 square feet, with an average of approximately 8,900 square feet, the stores are principally located in major outlet centers in 33 states and Puerto Rico.

     - Polo Jeans Co. outlet stores carry all classifications within the Polo Jeans Co. line, including denim, knit and woven tops, sweaters, outerwear, casual bottoms and accessories. Polo Jeans Co. Factory stores range in size from 3,000 to 5,000 square feet, with an average of 3,750 square feet, and are principally located in major outlet centers in 12 states.

     - Club Monaco outlet stores range in size from 6,000 to 18,500 square feet, with an average of 9,500 square feet, and offer basic and fashion Club Monaco items.

     During fiscal 2002, we added four new outlet stores (net of store closings). Outlet stores purchase products directly from us, including our retail stores, our product licensing partners and our suppliers. Outlet stores purchase products from us generally at cost, and from our domestic product licensing partners and our retail stores at negotiated prices. Outlet stores also source basic products and styles directly from our suppliers. In fiscal 2002, our domestic outlet stores purchased approximately 15.0% of their products from us, 54.0% from our product licensing partners, and 31.0% from other suppliers of products.

OUR LICENSING ALLIANCES

     Through licensing alliances, we combine our consumer insight and design, marketing and imaging skills with the specific product or geographic competencies of our licensing partners to create and build new businesses. We seek out licensing partners who typically:

     - are leaders in their respective markets,

     - contribute the majority of our product development costs,

     - provide the operational infrastructure required to support the business, and

     - own the inventory.

     We grant product and international licensing partners the right to manufacture and sell at wholesale specified products under one or more of our trademarks. Our international licensing partners produce and source products independently, as well as in conjunction with us and our product licensing partners. As compensation for our contributions under these agreements, each licensing partner pays us royalties based upon its sales of our products, subject generally, to payment of a minimum royalty. Other than our Ralph Lauren Home collection licenses, these payments generally range from five to eight percent of the licensing partners' sales of the licensed products. In addition, licensing partners are required to allocate between approximately two and four percent of their sales to advertise our products. Larger allocations are required in connection with launches of new products or in new territories.

     We work closely with our licensing partners to ensure that products are developed, marketed and distributed to address the intended market opportunity and present consistently to consumers worldwide the distinctive perspective and lifestyle associated with our brands. Virtually all aspects of the design, production quality, packaging, merchandising, distribution, advertising and promotion of Polo Ralph Lauren products are subject to our prior approval and continuing oversight. The result is a consistent identity for Polo Ralph Lauren products across product categories and international markets.

     We had 16 product, 11 home collection and 12 international licensing partners as of March 30, 2002. We derive a substantial portion of our net income from the licensing revenue we receive from our licensing partners. Our largest licensing partners in fiscal 2002 by licensing revenue were:

     - Jones Apparel Group, Inc. accounting for 26.9%,

     - WestPoint Stevens, Inc. accounting for 14.2%, and

     - Seibu Department Stores, Ltd. accounting for 11.6%.

  PRODUCT LICENSING ALLIANCES

     As of March 30, 2002, we had agreements with 16 product licensing partners relating to our men's and women's sportswear, men's tailored clothing, children's apparel, personalwear, accessories and fragrances. The products offered by our product licensing partners are listed below.

LICENSING PARTNER                          LICENSED PRODUCT CATEGORY
-----------------                          -------------------------
Jones Apparel Group, Inc.                  Women's Lauren and Ralph Sportswear
L'Oreal S.A./Cosmair, Inc.                 Men's and Women's Fragrances and Skin
                                           Care Products
Sun Apparel, Inc. (a subsidiary of Jones   Men's and Women's Polo Jeans Co. Casual
  Apparel Group, Inc.)                     Apparel and Sportswear
Corneliani S.p.A.                          Men's Polo Tailored Clothing
Peerless Inc.                              Men's Chaps and Lauren Tailored Clothing
S. Schwab Company, Inc.                    Children's Apparel
Sara Lee Corporation                       Men's and Children's Personal Wear
                                           Apparel
Ralph Lauren Footwear, Inc. (a subsidiary  Men's and Women's Dress, Casual and
  of Reebok International Ltd.)            Performance Athletic Footwear
Wathne, Inc.                               Handbags and Luggage
Hot Sox, Inc.                              Men's, Women's and Boys' Hosiery
New Campaign, Inc.                         Belts and other Small Leather Goods
Echo Scarves, Inc.                         Scarves and Gloves for Men and Women
Carolee, Inc.                              Jewelry
Safilo USA, Inc.                           Eyewear
The Warnaco Group, Inc.                    Men's Chaps Sportswear
Authentic Fitness Products, Inc. (a        Women's & Girls' Swimwear
  subsidiary of Warnaco, Inc.)

  RALPH LAUREN HOME

     Together with our licensing partners, we offer an extensive collection of home products which draw upon, and add to, the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home brands in three primary categories:

     - bedding and bath,

     - home decor, and

     - home improvement.

     In addition to designing and developing the creative concepts and products for Ralph Lauren Home, we manage the marketing and distribution of our brands, and in some cases, the sales of our products for our licensees. Together with our eight domestic and three international home product licensing partners, representatives of our design, merchandising, product development and sales staffs collaborate to conceive, develop and merchandise the various products as a complete home furnishing collection. Our personnel market and sell the products to domestic customers and certain international accounts. In general, our licensing partners manufacture, own the inventory and ship the products.

     We perform a broader range of services for our Ralph Lauren Home licensing partners, as compared to our other licensing partners, including marketing and sales. As a result, we receive a higher royalty rate from our Ralph Lauren Home collection licensing partners, typically ranging from 15% to 20%. Our Ralph Lauren Home licensing alliances generally have three to five year terms and often grant the licensee conditional renewal options. The services we perform are:

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

     The Ralph Lauren Home products offered by us and our domestic licensing partners are:

CATEGORY              PRODUCT                        LICENSING PARTNER
--------              -------                        -----------------
Bedding and Bath....  Sheets, bedding accessories,   WestPoint Stevens, Inc.
                      towels and shower curtains,
                      blankets, down comforters,
                      other decorative bedding and
                      accessories
                      Bath rugs                      Lacey Mills
Home Decor..........  Fabric and wallpaper           P. Kaufmann, Inc.
                      Furniture                      Henredon Furniture
                                                     Industries, Inc.
                      Flatware and frames            Reed and Barton Corporation
                      Table linens, placemats,       Brownstone
                      tablecloths, napkins
Home Improvement....  Interior and exterior paints   ICI/Glidden Company
                      and stains
                      Broadloom carpets and area     Karastan, a division of
                      rugs                           Mohawk Carpet Corporation

     WestPoint Stevens, Inc. accounted for approximately 64% of Ralph Lauren Home licensing revenue in fiscal 2002.

  INTERNATIONAL LICENSING ALLIANCES

     We believe that international markets offer additional opportunities for our quintessential American designs and lifestyle image. We are committed to the global development of our businesses. International expansion opportunities may include:

     - the roll out of new products and brands following their launch in the U.S.,

     - the introduction of additional product lines,

     - the entrance into new international markets, and

     - the addition of Ralph Lauren or Polo Ralph Lauren stores in these markets.

     We work with our 12 international licensing partners to facilitate this international expansion. International licensing partners also operate stores, which at March 30, 2002, included 56 Polo Ralph Lauren stores, 3 Polo Sport stores, 19 Polo Jeans Co. stores, 13 Polo outlet stores, 2 Children's stores and 7 Ralph Lauren stores.

     Our international licensing partners acquire the right to source, produce, market and/or sell some or all of our products in a given geographical area. Economic arrangements are similar to those of our domestic product licensing partners. We design licensed products either alone or in collaboration with our domestic licensing partners. Domestic licensees generally provide international licensing partners with product or patterns, piece goods, manufacturing locations and other information and assistance necessary to achieve product uniformity, for which they are often compensated.

     Seibu Department Stores, Ltd. (which oversees distribution of virtually all of our products in Japan), and L'Oreal S.A. (which distributes fragrances and toiletries outside of the United States) accounted for approximately 51% and 11% of international licensing revenue in fiscal 2002, respectively.

     Our ability to maintain and increase royalties under foreign licenses is dependent upon certain factors not within our control, including:

     - fluctuating currency rates,

     - currency controls,

     - withholding requirements levied on royalty payments,

     - governmental restrictions on royalty rates,

     - political instability, and

     - local market conditions.

See "Risk Factors -- Risks Related to Our Business -- Our business is exposed to domestic and foreign currency fluctuations" and "Risk Factors -- Risks Related to Our Business -- Our business is subject to risks associated with importing products".

DESIGN

     Our products reflect a timeless and innovative American style associated with and defined by Polo and Ralph Lauren. Our consistent emphasis on innovative and distinctive design has been an important contributor to the prominence, strength and reputation of the Polo Ralph Lauren brands.

     We form design teams around our brands and product categories to develop concepts, themes and products for each of our businesses. These teams work in close collaboration with merchandising, sales and production staff and licensing partners in order to gain market and other input.

     All Polo Ralph Lauren products are designed by, or under the direction of, Ralph Lauren and our design staff, which is divided into five departments:

- Menswear                                 - Accessories

- Womenswear                               - Home

- Children's

     Club Monaco's design staff is located in New York and is divided into three teams:

     - Menswear

     - Womenswear

     - Home

     We operate a research and development facility in Greensboro, North Carolina, a testing lab in Singapore and pattern rooms in New York, New Jersey and Singapore.

MARKETING

     Our marketing program communicates the themes and images of the Polo Ralph Lauren brands and is an integral feature of our product offering. Worldwide marketing is managed on a centralized basis through our advertising and public relations departments in order to ensure consistency of presentation.

     We create the distinctive image advertising for all our Polo Ralph Lauren products, conveying the particular message of each brand within the context of our core themes. Advertisements generally portray a lifestyle rather than a specific item and often include a variety of Polo Ralph Lauren products offered by both ourselves and our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons with additions throughout the year to coincide with product deliveries. In addition to print, some product categories utilize television and outdoor media in their marketing programs. Specifically, RL Media has run television commercials to promote Polo.com. We believe the commercials develop brand awareness and provide traffic to our many businesses.

     Our licensing partners typically spend between two and four percent of their sales of our products for advertising. We directly coordinate advertising placement for domestic product licensing partners. Together with our licensing partners we collectively spent more than $209 million worldwide to advertise and promote Polo Ralph Lauren products in fiscal 2002.

     We conduct a variety of public relations activities. Each of our spring and fall womenswear collections are presented at major fashion shows in New York, which typically generate extensive domestic and international media coverage. We introduce each of the spring and fall menswear collections at presentations organized for the fashion press. In addition, we organize in-store appearances by our models and sponsors, professional golfers, snowboarders, triathletes and sports teams.

SOURCING, PRODUCTION AND QUALITY

     Over 360 different manufacturers worldwide produce our apparel products. We source finished products and piece goods. Piece goods include fabric, buttons and similar raw materials and are sourced primarily with respect to our Collection Brands. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. We contract for the manufacture of our products and do not own or operate any production facilities of our own. As part of our efforts to reduce costs and enhance the efficiency of our sourcing process, we have shifted a substantial portion of our sourcing to foreign suppliers. In fiscal 2002, approximately 11%, by dollar volume, of our products were produced in the U.S. and its territories; and approximately 89% by dollar volume were produced in Hong Kong, Canada and other foreign countries. See "Risk Factors -- Risks Related to Our Business -- Our business is subject to risks associated with importing products".

     Two manufacturers engaged by us each accounted for approximately 11% and 8% of our total production during fiscal 2002. The primary production facilities of these two manufacturers are located in Asia. Two other manufacturers each accounted for approximately 6% and 4% of our total production in fiscal 2002.

     Production is divided broadly into two segments:

     - FOB Purchasing -- purchases of finished products, where the supplier is responsible for the purchasing and carrying of raw materials, and

     - CMT Purchasing -- cut, make and trim, purchasing, where we are responsible for purchasing and moving raw materials to finished product assemblers located around the world.

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

     We have been working closely with suppliers in recent years to reduce lead times to maximize fulfillment (e.g., shipment) of orders and to permit re-orders of successful programs. In particular, we have increased the number of deliveries within certain brands each season so that merchandise is kept fresh at the retail level.

     Suppliers operate under the close supervision of our product management department in the United States. In the Far East, our suppliers are supervised by our wholly owned subsidiary, which performs buying agent functions for us and third parties. All garments are produced according to our specifications. Production and quality control staff in the United States and in the Far East monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification program, so that quality assurance is focused upon as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

     We retain independent buying agents in Europe and South America to assist us in selecting and overseeing independent third-party manufacturers, sourcing fabric and other products and materials, monitoring quota and other trade regulations, as well as performing some quality control functions.

COMPETITION

     Competition is strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel and accessories, fragrances and home furnishing products, domestic and foreign, including Liz Claiborne, Inc., Nautica Enterprises, Inc., Jones Apparel Group, Inc., Tommy Hilfiger Corporation, Calvin Klein, Inc. and Giorgio Armani Spa in the branded apparel market sector, and Gucci Group N.V. and LVMH Moet Hennessy Louis Vuitton. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality, and service, which depend on our ability to:

     - shape and stimulate consumer tastes and preferences by producing innovative, attractive and exciting products, brands and marketing,

     - anticipate and respond to changing consumer demands in a timely manner,

     - maintain favorable brand recognition,

     - develop and produce high quality products that appeal to consumers,

     - appropriately price our products,

     - provide strong and effective marketing support,

     - ensure product availability, and

     - obtain sufficient retail floor space and effectively present our products at retail.

     See "Risk Factors -- Risks Relating to the Industry in Which we Compete -- We face intense competition in the worldwide apparel industry".

DISTRIBUTION

     To facilitate distribution, men's products are shipped from manufacturers to our distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. Our distribution/customer service facility is designed to allow for high density cube storage, and utilizes bar code technology to provide inventory management and carton controls. Product traffic management is coordinated from this facility. Distribution of our women's product was provided by a "pick and pack" facility under a warehousing distribution agreement with an unaffiliated third party. This agreement provides that the warehouse distributor will perform storage, quality control and shipping services for us. In return, we pay the warehouse distributor a per unit rate and special processing charges for services such as ticketing, bagging and steaming. The initial term of this agreement was through December 1, 2001 and since has been renewed.

     Outlet store distribution and warehousing is principally handled through the Greensboro distribution center. Our full-price store distribution is provided by the facility in Greensboro, North Carolina and a facility in New Jersey which services our stores in New York City and East Hampton, New York.

     Club Monaco utilizes third party distribution facilities in Mississauga, Ontario and Los Angeles, California. Our licensing partners are responsible for the distribution of licensed products.

     We continually evaluate the adequacy of our warehousing and distribution facilities.

MANAGEMENT INFORMATION SYSTEM

     We design our management information systems to make the marketing, manufacturing, importing and distribution functions of our business operate more efficient by providing, among other things:

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

CREDIT CONTROL

     We manage our own credit and collection functions. We sell our merchandise primarily to major department stores across the United States and extend credit based on an evaluation of the customer's financial condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor our accounts receivables or maintain credit insurance to manage the risks of bad debts. Our bad debt write-offs were $2.5 million in fiscal 2002, representing 1% of net revenues. See "Risk Factors -- Risks Related to Our Business -- Our business could be negatively impacted by the financial stability of our customers".

BACKLOG

     We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. As of March 30, 2002, our summer and fall backlog was $147.8 million and $285.1 million respectively, as compared to $164.9 million and $355.6 million, respectively for summer and fall at March 31, 2001. Our backlog depends upon a number of factors, including the timing of the market weeks for our particular lines, during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments. Aside from the above factors, the backlog for spring and summer 2002 was less than the backlog for the same periods of 2001, primarily due to the discontinuance of the women's Polo Sport line, effective summer 2002, and the elimination of the men's Lauren collection for all items other than ties, partially offset by an overall increase in summer orders in Europe. In addition, fiscal 2002 reflects the change in the fiscal year end of certain of our European subsidiaries as reported in our consolidated financial statements. See Consolidation of European Entities -- Change in Reporting Period.

TRADEMARKS

     We own the "Polo", "Ralph Lauren" and the famous polo player astride a horse trademarks in the United States. Other trademarks we own include, among others:

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

     Our trademarks are the subjects of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings and beauty products, as well as in connection with retail services, and we continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the marks are used in connection with the products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. See "-- Legal Proceedings". As a result of the appeal of our trademarks, our products have been the object of counterfeiting. We have a broad enforcement program which has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad.

     In markets outside of the United States, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties which have acquired ownership rights in certain trademarks, including "Polo" and/or a representation of a polo player astride a horse, which would have impeded our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks. See "Risk Factors -- Risks Related to Our Business -- Our trademarks and other intellectual property rights may not be adequately protected outside the United States."

     Two agreements by which we resolved conflicts with third-party owners of other trademarks currently impose restrictions or monetary obligations on us. In one, we reached an agreement with a third party which owned competing registrations in numerous European and South American countries for the trademark "Polo" and a symbol of a polo player astride a horse. By virtue of the agreement, we have acquired that third party's portfolio of trademark registrations in exchange for the payment of our royalties in Central America and South America and parts of the Caribbean solely in respect of our use of trademarks which include "Polo" and the polo player symbol, and not, for example, "Ralph Lauren" alone, "Lauren/Ralph Lauren", "RRL", and others. This obligation to share royalties with respect to Central and South America and parts of the Caribbean expires in 2013, but we also have the right to terminate this obligation at any time by paying $3.0 million.

     The second agreement was reached with a third party which owned conflicting registrations of the trademarks "Polo" and a polo player astride a horse in the United Kingdom, Hong Kong and South Africa. Under the agreement, the third party retains the right to use the "Polo" and polo player symbol marks in South Africa and all other countries that comprise Sub-Saharan Africa, and we agreed to restrict use of those Polo marks in those countries to fragrances and cosmetics solely as part of the composite trademark "Ralph Lauren" and the polo player symbol, as to which our use is unlimited, and to the use of the polo player symbol mark on women's and girls' apparel and accessories and women's and girl's handkerchiefs. By agreeing to those restrictions, we secured the unlimited right to use our trademarks in the United Kingdom and Hong Kong without payment of any kind, and the third party is prohibited from distributing products under those trademarks in those countries.

GOVERNMENT REGULATION

     Our import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements, which have been negotiated bilaterally either under the framework established by the Arrangement Regarding International Trade in Textiles, known as the "Multifiber Agreement," or other applicable statutes, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. These agreements also allow the signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not currently subject to specific limits. Our imported products are also subject to U.S. customs duties which comprise a material portion of the cost of the merchandise. See "Risk
Factors -- Risks Related To Our Business -- Our business is subject to risks associated with importing products".

     Apparel products are subject to regulation by the Federal Trade Commission in the United States. Regulations relate principally to the labeling of our products. We believe that we are in substantial compliance with these regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or expected in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business.

     Although we have not in the past suffered any material inhibition from doing business in desirable markets in the past, we cannot assure you that significant impediments will not arise in the future as we expand product offerings and additional trademarks to new markets.

EMPLOYEES

     As of March 30, 2002, we had approximately 10,100 employees, consisting of approximately 7,500 in the United States and approximately 2,600 in foreign countries. Approximately 34 of our United States production and distribution employees in the womenswear business are members of the Union of Needletrades, Industrial & Textile Employees under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate", "estimate", "expect", "project", "we believe", "is or remains optimistic", "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of "Risk Factors". Forward-looking statements include statements regarding, among other items:

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

     These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in "Risk Factors" including, among others, changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors, changes in the economy, and other events leading to a reduction in discretionary consumer spending. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will in fact transpire.

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

                         RISKS RELATED TO OUR BUSINESS

THE LOSS OF THE SERVICES OF MR. RALPH LAUREN OR OTHER KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     Mr. Ralph Lauren's leadership in the design, marketing and operational areas has been a critical element of our success. The loss of his services, or any negative market or industry perception arising from his loss, could have a material adverse effect on our business. Our other executive officers have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are currently not protected by a material amount of key-man or similar life insurance covering Mr. Lauren or any of our other executive officers. We have entered into employment agreements with Mr. Lauren and several other of our executive officers.

A SUBSTANTIAL PORTION OF OUR NET SALES AND GROSS PROFIT IS DERIVED FROM A SMALL NUMBER OF LARGE CUSTOMERS.

     Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. We believe that a substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. Our ten largest customers accounted for approximately 77.7% of our wholesale net sales during fiscal 2002.

     We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could have a material adverse effect on our financial condition and results of operations. See "Business -- Operations -- Domestic Customers and Service".

OUR BUSINESS COULD BE NEGATIVELY IMPACTED BY THE FINANCIAL INSTABILITY OF OUR CUSTOMERS.

     We sell our merchandise primarily to major department stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer's receivables. We had three customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, which in aggregate constituted 35% of trade accounts receivable outstanding at March 30, 2002 and 52.0% at March 31, 2001. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. See "Business -- Credit Control".

OUR BUSINESS COULD SUFFER AS A RESULT OF A MANUFACTURER'S INABILITY TO PRODUCE OUR GOODS ON TIME AND TO OUR SPECIFICATIONS.

     We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by both domestic and international manufacturers. During fiscal 2002, approximately 11%, by dollar value, of our men's and women's products were manufactured in the United States and approximately 89%, by dollar value, of these products were manufactured in Hong Kong and other foreign countries. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS COULD SUFFER IF WE NEED TO REPLACE MANUFACTURERS.

     We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us. See "Business -- Sourcing, Production and Quality". We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produces our products exclusively.

IF A MANUFACTURER OF OURS FAILS TO USE ACCEPTABLE LABOR PRACTICES, OUR BUSINESS COULD SUFFER.

     Two of the manufacturers engaged by us accounted for approximately 11% and 8% of our total production during fiscal 2002. The primary production facilities of these two manufacturers are located in Asia. Two other manufacturers each accounted for 6% and 4% in fiscal 2002. We require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of ours, or by one of our licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

WE ARE DEPENDENT UPON THE REVENUE GENERATED BY OUR LICENSING ALLIANCES.

     Approximately 42.7% of our income from operations for fiscal 2002 was derived from licensing revenue received from our licensing partners. Approximately 52.8% of our licensing revenue for fiscal 2002 was derived from three licensing partners:

     - Jones Apparel Group, Inc. accounted for 26.9%,

     - Westpoint Steven's, Inc. accounted for 14.2%, and

     - Seibu Department Stores, Ltd. accounted for 11.6%.

We had no other licensing partner which accounted for more than 10.0% of our licensing revenue in fiscal 2002 or fiscal 2001. The interruption of the business of any one of our material licensing partners due to any of the factors discussed immediately below could also adversely affect our licensing revenues and net income.

WE RELY ON OUR LICENSING PARTNERS TO PRESERVE THE VALUE OF OUR LICENSES.

     The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner's business, including, for example, risks associated with a particular licensing partner's ability to:

     - obtain capital,

     - manage its labor relations,

     - maintain relationships with its suppliers,

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

FAILURE TO MAINTAIN LICENSING PARTNERS COULD HARM OUR BUSINESS.

     Although we believe in most circumstances we could replace existing licensing partners if necessary, our inability to do so for any period of time could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See "Business -- Operations -- Our Licensing Alliances".

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH IMPORTING PRODUCTS.

     As of March 30, 2002, we source a significant portion of our products outside the United States through arrangements with 288 foreign manufacturers in 35 different countries. Approximately 89%, by dollar volume, of our products were produced in Hong Kong, Canada and other foreign countries in fiscal 2002. Risks inherent in importing our products include:

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

Any one of these factors could have a material adverse effect on our financial condition and results of operations. See "Business -- Sourcing, Production and Quality".

OUR TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATELY PROTECTED OUTSIDE THE UNITED STATES.

     We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. In the course of our international expansion, we have, however, experienced conflict with various third parties that have acquired or claimed ownership rights in certain trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have in the past successfully resolved these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition and results of operations. Nevertheless, we cannot assure you that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. See "Business -- Trademarks".

WE CANNOT ASSURE THE SUCCESSFUL IMPLEMENTATION OF OUR GROWTH STRATEGY.

     As part of our growth strategy, we seek to extend our brands, expand our geographic coverage, increase direct management of Polo Ralph Lauren brands by opening more of our own stores, strategically acquiring select licensees and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in Europe and other international areas. We may have difficulty hiring and retaining qualified key employees or otherwise successfully managing the required expansion of our infrastructure in Europe. In addition, Europe, as a whole, lacks the large wholesale distribution channels found in the United States, and we may have difficulty developing successful distribution strategies and alliances in each of the major European countries.

     Implementation of our strategy also involves the continued expansion of our network of retail stores, both in the United States and abroad. There can be no assurance that we will be able to purchase or lease desirable store locations or renew existing store leases on acceptable terms. Furthermore, we cannot assure you that we will be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration.

OUR BUSINESS IS EXPOSED TO DOMESTIC AND FOREIGN CURRENCY FLUCTUATIONS.

     We generally purchase our products in U.S. dollars. However, we source most of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Furthermore, our international licensing revenue generally is derived from sales in foreign currencies, including the Japanese yen and the Euro, and this revenue could be materially affected by currency fluctuations. Approximately 22.9% of our licensing revenue was received from international licensing partners in fiscal 2002. Changes in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same market. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

     We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States, the European Union, Japan, or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations. Changes in regulatory, geopolitical policies and other factors may adversely affect our business in the future or may require us to modify our current business practices.

               RISKS RELATING TO THE INDUSTRY IN WHICH WE COMPETE

WE FACE INTENSE COMPETITION IN THE WORLDWIDE APPAREL INDUSTRY.

     We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel and casual apparel producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We compete with these companies primarily on the basis of:

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

     We also face competition from companies selling apparel and home products through the Internet. Increased competition in the worldwide apparel, accessories and home product industries, including Internet-based competitors, could reduce our sales, prices, and margins and adversely affect our results of operations.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO RESPOND TO CONSTANTLY CHANGING FASHION TRENDS AND CONSUMER DEMANDS.

     Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, we cannot assure you that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and cause us to lose sales. See "Business -- Sourcing, Production and Quality".

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

Consumer purchases of discretionary items and luxury retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economies in which we, or our licensing partners, sell our products, whether in the United States or abroad, may adversely affect our sales. The terrorist attacks of September 11, 2001, together with already weakening economic conditions, have and may continue to adversely affect consumer spending and sales of our products.

OUR BUSINESS COULD SUFFER AS A RESULT OF CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY.

     In recent years, the retail industry has experienced consolidation and other ownership changes. Some of our customers have operated under the protection of the federal bankruptcy laws. In June 2001, one of our licensing partners, The Warnaco Group, Inc., filed for bankruptcy protection under the federal bankruptcy laws. We cannot determine what impact, if any, this filing will have on our financial condition, results of operations or cash flows. In the future, retailers in the United States and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry, including:

     - consolidating their operations,

     - undergoing restructurings,

     - undergoing reorganizations, or

     - realigning their affiliations.

While to date these changes in the retail industry have not had a material adverse effect on our business or financial condition, our business could be materially affected by these changes in the future.

ITEM 2.  PROPERTIES

     We do not own any real property except for our distribution facility in Greensboro, North Carolina, and a parcel of land adjacent to the facility, and a Polo Ralph Lauren store in Southhampton, New York. Certain information concerning our principal facilities in excess of 100,000 rentable square feet and of our existing retail stores of 20,000 rentable square feet or more, all of which are leased, is as follows:

                                                               APPROXIMATE   CURRENT LEASE TERM
LOCATION                                    USE                  SQ. FT.         EXPIRATION
--------                                    ---                -----------   ------------------
650 Madison Avenue, NYC......  Executive, corporate office       206,000     December 31, 2009
                               and design studio, Polo Brand
                               showrooms
Lyndhurst, N.J...............  Corporate and retail              162,000     February 28, 2008
                               administrative offices
750 North Michigan Avenue,
  Chicago, IL................  Direct retail and restaurant       36,000     November 15, 2017
867 Madison Avenue, NYC......  Direct retail                      27,000     December 31, 2004
1-5 New Bond Street,
  London.....................  Direct retail and corporate        29,000     July 4, 2021
                               and retail administrative
                               offices
1950 Northern Boulevard,
  Manhasset, NY..............  Direct retail                      27,000     January 31, 2009
1970 Northern Boulevard,
  Manhasset, NY..............  Direct retail                      21,000     September 30, 2011
160 Fifth Avenue, NYC........  Direct retail                      27,080     July 31, 2009
2604 Sawgrass Mills Circle,
  Sawgrass, FL...............  Direct retail                      20,000     August 31, 2005
777 Saint Catherine Street
  West Montreal, P.Q. .......  Direct retail                      20,969     January 31, 2016

     Prior to its expiration, we expect to renew our lease at 867 Madison Avenue for an additional 10 years. The leases for our non-retail facilities (approximately 56 in all) provide for aggregate annual rentals of approximately $20.8 million in fiscal 2002. We anticipate that we will be able to extend those leases which expire in the near future on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

     As of March 30, 2002, we operated 39 Polo Ralph Lauren stores, 94 Polo Ralph Lauren outlet stores, 22 Polo Jeans Co. outlet stores and 55 Club Monaco full price stores, 10 Club Monaco outlet stores and 16 European outlet stores on leased premises. Aggregate annual rentals for retail space in fiscal 2002 totaled approximately $62.4 million. We anticipate that we will be able to extend those leases which expire in the near future on satisfactory terms, or relocate to more desirable locations.

     In March, 2002, the Company recorded $2.9 million of gain on the sale of our 50% joint venture interest in a 44,000 square foot building located in the SoHo district of New York City.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that source apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers, and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various Federal and state laws.

     One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising and seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorneys' fees. The second, filed in Federal court for the Central District of California and subsequently transferred first to the United States District Court for the District of Hawaii and then to the United States District Court in Saipan, was brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the Federal civil RICO statute, Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees.

     Although we were not named as a defendant in these suits, we source products in Saipan, and counsel for the plaintiffs in these actions informed us that we are a potential defendant in these or similar actions. Together with some other potential defendants, we entered into an agreement to settle any claims for nonmaterial consideration. The settlement agreement is subject to court approval.

     As part of the settlement, we were named as a defendant, along with certain other apparel companies, in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., in the San Francisco County Superior Court, and in a Federal Court action styled Doe I. et al. v. Brylane, L.P., et al. in the United States District Court for the District of Hawaii, that mirrors portions of the larger State and Federal Court actions but does not include RICO and certain of the other claims alleged in those actions. The California action was subsequently dismissed as part of the settlement, and the federal court action was transferred to the United States District Court in Saipan. The newly filed federal action against us is expected to remain inactive unless settlement is not finally approved by the Federal Court. On May 10, 2002, the Federal Court in Saipan certified the plaintiff class and granted preliminary approval of the settlement agreement. A hearing on final approval is expected to be held after notice of the settlement is sent to potential settlement class members. Certain non-settling defendants have filed a petition with the United States Court of Appeals for the Ninth Circuit for permission to appeal the class certification. We have denied any liability and are not in a position to evaluate the likelihood of a favorable or unfavorable outcome if the final approval of the settlement is not received and litigation proceeds.

     On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our famous trademarks. This lawsuit continues to proceed as both sides are awaiting the court's decision on various motions. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which is effectively a counterclaim by them in connection with the original trademark action, asserts claims related to our actions in connection with our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stem from our contacts with the United States Polo Association's and Jordache's retailers in which we informed these retailers of our position in the original trademark action. The United States Polo Association and Jordache seek $50 million in compensatory damages and $50 million in punitive damages from us. This new suit has been consolidated with the original trademark action for purposes of discovery and trial. We believe that the United States Polo Association's and Jordache's claims are substantially without merit and intend to pursue our claims and defend against those of the United States Polo Association and Jordache vigorously.

     We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of any such matter currently pending will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 30, 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our Class A common stock commenced trading on the NYSE under the symbol "RL" on June 11, 1997. Prior to that date, there was no public market for our Class A common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share for our Class A common stock for each quarterly period indicated through March 30, 2002 as reported on the NYSE Composite Tape. Since our initial public offering, we have not declared any cash dividends on our common stock other than dividends declared in fiscal 1998 of $27.4 million that were paid to holders of Class B common stock and Class C common stock in connection with our reorganization and the initial public offering.

                                                                MARKET PRICE
                                                                 OF CLASS A
                                                                COMMON STOCK
                                                              ----------------
                                                               HIGH      LOW
                                                               ----      ---
FISCAL 2002:
  First Quarter.............................................  $30.98    $22.95
  Second Quarter............................................   26.44     18.41
  Third Quarter.............................................   27.94     18.56
  Fourth Quarter............................................   29.66     25.59

FISCAL 2001:
  First Quarter.............................................  $20.31    $13.25
  Second Quarter............................................   19.94     15.56
  Third Quarter.............................................   23.19     16.13
  Fourth Quarter............................................   30.45     22.44

     We anticipate that all of our earnings in the foreseeable future will be retained to finance the continued growth and expansion of our business and we have no current intention to pay cash dividends on our common stock.

     As of June 19, 2002, there were 1,270 holders of record of our Class A common stock, five holders of record of our Class B common stock and five holders of record of our Class C common stock.

     The following table sets forth certain information as of March 30, 2002 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

                                                NUMBER OF          WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                                         SECURITIES TO BE ISSUED    EXERCISE PRICE      REMAINING AVAILABLE FOR
                                          UPON THE EXERCISE OF      OF OUTSTANDING       FUTURE ISSUANCE UNDER
                                          OUTSTANDING OPTIONS,     OPTIONS, WARRANTS   EQUITY COMPENSATION PLANS
                                           WARRANTS AND RIGHTS        AND RIGHTS         (EXCLUDING SECURITIES
PLAN CATEGORY                                      (A)                    (B)           REFLECTED IN COLUMN(A))
-------------                            -----------------------   -----------------   -------------------------
Equity Compensation Plans Approved by
  Security Holders:
  1997 Long-Term Stock Incentive Plan..         9,348,573               $22.13                 8,824,798(1)
  1997 Non-Employee Director Stock
    Option Plan........................           105,666               $24.01                   390,250
Equity Compensation Plans Not Approved
  by Security Holders:
--                                                     --                   --                        --

---------------
(1) Excludes 170,587 outstanding shares of restricted stock granted under our 1997 Long-Term Stock Incentive Plan that remain subject to forfeiture.

ITEM 6.  SELECTED FINANCIAL DATA

     The table below provides selected consolidated financial data for the five fiscal years in the period ended March 30, 2002. We derived the income statement data for the three fiscal years in the period ended March 30, 2002 and the balance sheet data as of March 30, 2002 and March 31, 2001 from our consolidated financial statements and accompanying notes, included elsewhere in this Form 10-K, which were audited by Deloitte & Touche LLP, independent auditors. We derived the data for the two fiscal years in the period ended April 3, 1999 from the audited consolidated financial statements and accompanying notes of Polo Ralph Lauren Corporation and subsidiaries contained in our annual report on Form 10-K for the years ended April 3, 1999 and March 28, 1998 which are not included in this Form 10-K. You should read this selected consolidated financial data together with our consolidated financial statements and the notes to those financial statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                               FISCAL YEAR ENDED
                                       ------------------------------------------------------------------
                                        MARCH 30,     MARCH 31,     APRIL 1,      APRIL 3,     MARCH 28,
                                          2002          2001          2000          1999          1998
                                        ---------     ---------     --------      --------     ---------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF INCOME:
Net sales............................  $ 2,122,333   $ 1,982,419   $ 1,719,226   $ 1,518,850   $1,313,425
Licensing revenue....................      241,374       243,355       236,302       208,009      167,119
                                       -----------   -----------   -----------   -----------   ----------
Net revenues.........................    2,363,707     2,225,774     1,955,528     1,726,859    1,480,544
Cost of goods sold...................    1,216,904     1,162,727     1,002,390       904,586      759,988
                                       -----------   -----------   -----------   -----------   ----------
Gross profit.........................    1,146,803     1,063,047       953,138       822,273      720,556
Selling, general and administrative
  expenses...........................      837,591       822,272       689,227       608,128      520,801
Restructuring charge.................       16,000       123,554            --        58,560           --
                                       -----------   -----------   -----------   -----------   ----------
Income from operations...............      293,212       117,221       263,911       155,585      199,755
Foreign currency gains...............        1,820         5,846            --
Interest expense.....................      (19,033)      (25,113)      (15,025)       (2,759)        (159)
                                       -----------   -----------   -----------   -----------   ----------
Income before income taxes and change
  in accounting principle............      275,999        97,954       248,886       152,826      199,596
Provision for income taxes...........      103,499        38,692       101,422        62,276       52,025
                                       -----------   -----------   -----------   -----------   ----------
Income before change in accounting
  principle..........................      172,500        59,262       147,464        90,550      147,571
Cumulative effect of change in
  Accounting principle, net of
  taxes..............................           --            --         3,967            --           --
                                       -----------   -----------   -----------   -----------   ----------
Net income...........................  $   172,500   $    59,262   $   143,497   $    90,550   $  147,571
                                       ===========   ===========   ===========   ===========   ==========
Income per share before change in
  accounting principle -- Basic......  $      1.77   $      0.61   $      1.49   $      0.91
Cumulative effect of change in
  accounting principle, net per
  share..............................           --            --          0.04            --
                                       -----------   -----------   -----------   -----------
Net income per share -- Basic........  $      1.77   $      0.61   $      1.45   $      0.91
                                       ===========   ===========   ===========   ===========
Income per share before change in
  accounting principle -- Diluted....  $      1.75   $      0.61   $      1.49   $      0.91
Cumulative effect of change in
  accounting principle, net per
  share..............................           --            --          0.04            --
                                       -----------   -----------   -----------   -----------
Net income per share -- Diluted......  $      1.75   $      0.61   $      1.45   $      0.91
                                       ===========   ===========   ===========   ===========
Weighted-average common shares
  outstanding -- Basic...............   97,470,342    96,773,282    98,926,993    99,813,328
                                       ===========   ===========   ===========   ===========
Weighted-average common shares
  outstanding -- Diluted.............   98,522,718    97,446,482    99,035,781    99,972,152
                                       ===========   ===========   ===========   ===========

                                                        FISCAL YEAR ENDED
                                -----------------------------------------------------------------
                                MARCH 30,     MARCH 31,      APRIL 1,      APRIL 3,     MARCH 28,
                                   2002          2001          2000          1999         1998
                                ---------     ---------      --------      --------     ---------
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEET DATA:
Cash and cash equivalents.....  $  238,774    $  102,219    $  164,571    $   44,458    $ 58,755
Working capital...............     616,286       462,144       446,663       331,482     354,206
Inventories...................     349,818       425,594       390,953       376,860     298,485
Total assets..................   1,749,497     1,626,093     1,620,562     1,104,584     825,130
Total debt....................     318,402       383,100       428,838       159,717         337
Stockholders' equity..........     998,195       809,309       772,437       658,905     584,326

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is a summary and should be read together with our consolidated financial statements and related notes which are included in this Annual Report and the information under the caption "Risk Factors". We use a 52-53 week fiscal year ending on the Saturday nearest March
31. Fiscal 2002, fiscal 2001 and fiscal 2000 each reflect a 52-week period.

OVERVIEW

     We began operations in 1968 as a designer and marketer of premium quality men's clothing and sportswear. Since our inception, we have grown through increased sales of existing product lines, the introduction of new brands and products, expansion into international markets, development of our retail operations, and acquisitions. Over the last five full fiscal years, our net revenues have grown to approximately $2.4 billion in fiscal 2002, from approximately $1.5 billion in fiscal 1998, while income from operations, excluding restructuring charges, has grown to approximately $309.2 million in fiscal 2002, from approximately $199.8 million in fiscal 1998. Our net revenues are generated from our three integrated operations: wholesale, retail and licensing. The following table sets forth net revenues for the last five fiscal years. Fiscal 2002 reflects the change in the fiscal year end of certain of our European subsidiaries as reported in our consolidated financial statements. See Consolidation of European Entities -- Change in Reporting Period.

                                                 FISCAL YEAR ENDED
                         ------------------------------------------------------------------
                         MARCH 30,     MARCH 31,      APRIL 1,      APRIL 3,     MARCH 28,
                            2002          2001          2000          1999          1998
                         ---------     ---------      --------      --------     ---------
                                                   (IN THOUSANDS)
Wholesale sales........  $1,198,060    $1,053,842    $  885,246    $  859,498    $  742,674
Retail sales...........     924,273       928,577       833,980       659,352       570,751
                         ----------    ----------    ----------    ----------    ----------
Net sales..............   2,122,333     1,982,419     1,719,226     1,518,850     1,313,425
Licensing revenue......     241,374       243,355       236,302       208,009       167,119
                         ----------    ----------    ----------    ----------    ----------
Net revenues...........  $2,363,707    $2,225,774    $1,955,528    $1,726,859    $1,480,544
                         ==========    ==========    ==========    ==========    ==========

     Wholesale net sales result from the sale of our men's and women's apparel to wholesale customers, principally to major department stores, specialty stores and non-company operated Polo Ralph Lauren stores located primarily in Europe and Asia. Net sales for the wholesale division increased to $1.2 billion in fiscal 2002 from $742.7 million in fiscal 1998. This increase was primarily a result of growth in sales of our existing Polo Brands' and Collection Brands' products and the introduction of new brands. The increase also reflects the acquisition of the wholesale operations of Poloco S.A.S., including some of its affiliates, and PRL Fashions of Europe S.R.L. in January 2000 and October 2001, respectively.

     We generate retail sales from our full-price Polo Ralph Lauren stores, outlet stores and Club Monaco stores. Net sales for the retail division grew to $924.3 million in fiscal 2002 from

$570.8 million in fiscal 1998. This increase was primarily a result of our expansion of our existing retail operations and growth through acquisitions, including the Poloco transaction and our acquisition of Club Monaco in fiscal 2000. Retail sales were essentially flat from fiscal 2001 to fiscal 2002 due to the highly competitive and promotionally driven retail store environment. At March 30, 2002, we operated 236 stores: six Ralph Lauren stores, 33 Polo Ralph Lauren stores, 55 Club Monaco full-price stores, 94 Polo outlet stores, 22 Polo Jeans Co. outlet stores, 16 European outlet stores and ten Club Monaco outlet stores.

     Licensing revenue consists of royalties paid to us under our agreements with our licensing partners. Product, international and Ralph Lauren Home licensing alliances accounted for 51.9%, 25.9% and 22.2% of total licensing revenue in fiscal 2002 and 56.0%, 24.2% and 19.8% of total licensing revenue in fiscal 2001. Through these alliances, we combine our core skills with the product or geographic competencies of our licensing partners to create and develop specific businesses. The growth of existing and development of new businesses under licensing alliances have resulted in an increase in licensing revenue to $241.4 million in fiscal 2002 from $167.1 million in fiscal 1998.

     Beginning in fiscal 2000, we have undertaken the following:

     - In October 2001, we acquired PRL Fashions of Europe S.R.L., which holds licenses to sell our women's Ralph Lauren apparel in Europe, as well as our men's and boys' Polo Ralph Lauren and our Polo Jeans Co. apparel in Italy.

     - In October 2001, we acquired the Ralph Lauren store in Brussels from one of our licensees.

     - In February 2000, we announced the formation of Ralph Lauren Media, LLC, a joint venture between ourselves and National Broadcasting Company, Inc. and certain of its affiliated companies. RL Media, in which we have a 50% interest, operates the Polo.com website, which sells Polo Ralph Lauren products. NBC has provided television commercial spots promoting Polo.com, and we provide inventory to RL Media at cost.

     - In January 2000, we completed the acquisition of stock and selected assets of Poloco S.A.S. and some of its affiliates, which hold licenses to sell our men's and boys' Polo apparel, our men's and women's Polo Jeans apparel, and some of our accessories in Europe. In addition to acquiring Poloco's wholesale business, we acquired one Polo Ralph Lauren store in Paris and six outlet stores located in France, the United Kingdom and Austria.

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

     We will continue to refine our retail strategy by, among other things, expanding the presence of our full-line luxury stores, both in North America and abroad. In connection with this initiative, we closed all 12 Polo Jeans Co. full-price retail stores, which were underperforming, and 11 underperforming Club Monaco retail stores.

     Additionally, as a result of changes in market conditions combined with our change in retail strategy in selected locations in which we operate full-price retail stores, we performed an evaluation of the recoverability of the assets of certain of these stores. We concluded from the results of this evaluation that a significant permanent impairment of long-lived assets had occurred. Accordingly, we recorded a write down of these assets (primarily leasehold improvements) to their estimated fair value based on discounted future cash flows.

     In connection with the implementation of the operational review discussed above, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of fiscal 2001, subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of fiscal 2001. The major components of the charge were asset write downs of $98.8 million, lease and contract termination costs of $15.7 million, severance and termination benefits of $8.0 million and other restructuring costs of $1.1 million. In the fourth quarter of fiscal 2002, we recorded an additional $16.0 million of lease termination costs associated with the closure of our retail stores due to market factors that were less favorable than originally estimated.

     The development of operating efficiencies in our worldwide logistics and supply chain management will better support our growing and increasingly global operations. In connection with initiating this aspect of the Operational Plan, we recorded $37.9 million of inventory write downs in our second quarter of fiscal year 2001 associated with our planned acceleration in the reduction of aged inventory, subsequently adjusted for additional write downs of inventory of $3.6 million in the fourth quarter of fiscal 2001.

     The implementation of our operational review also included the consolidation of some corporate strategic business functions and internal processes. Costs associated with this aspect of the plan included the termination of operating contracts, streamlining of some corporate and operating functions, and employee-related matters. These costs aggregated $18.1 million and were recorded in selling, general and administrative expenses in fiscal 2001.

     Total severance and termination benefits resulting from the Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the operational review are expected to be approximately $40.7 million, $25.7 million of which had been paid through March 30, 2002. We completed the implementation of our operational review in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2003.

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

     Costs associated with our restructuring plan included lease and contract termination costs, store fixed assets (primarily leasehold improvements) and intangible asset write downs and severance and termination benefits. In fiscal 2000, we closed three Polo Ralph Lauren stores and three outlet stores that were not performing at an acceptable level and converted two Polo Ralph Lauren stores and five outlet stores to new concepts expected to be more productive.

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

     We recorded a restructuring charge of $58.6 million on a pre-tax basis in our fourth quarter of fiscal 1999. The major components of the restructuring charge included lease and contract termination costs of $24.7 million, asset write downs of $17.8 million, severance and termination benefits of $15.3 million and other restructuring costs of $0.8 million. Total severance and termination benefits as a result of our restructuring plan related to approximately 280 employees, all of whom have been terminated. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $36.8 million of which have been paid through March 30, 2002. We completed the implementation of the Restructuring Plan in fiscal 2000 and expect to settle the remaining liabilities in accordance with contract terms which extend until fiscal 2003.

RESULTS OF OPERATIONS

     The table below sets forth the percentage relationship to net revenues of certain items in our consolidated statements of income for our last three fiscal years:

                                                               FISCAL YEAR ENDED
                                                       ----------------------------------
                                                       MARCH 30,    MARCH 31,    APRIL 1,
                                                         2002         2001         2000
                                                       ---------    ---------    --------
Net sales............................................     89.8%        89.1%       87.9%
Licensing revenue....................................     10.2         10.9        12.1
                                                         -----        -----       -----
Net revenues.........................................    100.0        100.0       100.0
                                                         -----        -----       -----
Gross profit.........................................     48.5         47.8        48.7
Selling, general and administrative expenses.........     35.4         36.9        35.2
Restructuring and special charges....................      0.7          5.6          --
                                                         -----        -----       -----
Income from operations...............................     12.4          5.3        13.5
Foreign currency gains...............................      0.1          0.2          --
Interest expense.....................................     (0.8)        (1.1)       (0.8)
                                                         -----        -----       -----
Income before income taxes...........................     11.7%         4.4%       12.7%
                                                         =====        =====       =====

CONSOLIDATION OF EUROPEAN ENTITIES -- CHANGE IN REPORTING PERIOD

     Effective December 30, 2001, for reporting purposes the Company changed the fiscal year ends of certain of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on a three-month lag with a fiscal year ending December 31. Accordingly, the net activity for the three-month period ended December 29, 2001, for the European subsidiaries that were reported on a three-month lag is reflected as an adjustment to retained earnings in the accompanying financial statements. The following represents summarized results for those European operations for the three-month period ended December 29, 2001 (in millions):

THREE-MONTHS ENDED DECEMBER 29, 2001:
-------------------------------------
Net sales...................................................  $49.5
Gross profit................................................   25.5
Pre-tax loss................................................   (0.7)
Income tax benefit..........................................    0.3
Net loss....................................................   (0.4)

     The following represents summarized consolidated results for the year ended March 30, 2002 as if the European subsidiaries continued reporting on a three-month lag basis:

FISCAL YEAR ENDED MARCH 30, 2002:
---------------------------------
Wholesale net sales.........................................  $1,118.5
Retail net sales............................................     927.4
Net sales...................................................   2,045.9
Licensing revenue...........................................     241.0
Net revenues................................................   2,286.9
Gross profit................................................   1,105.8
Pre-tax income..............................................     255.5
Income tax provision........................................      95.8
Net income..................................................  $  159.7

  FISCAL 2002 COMPARED TO FISCAL 2001

     NET SALES. Net sales increased 7.1% to $2.1 billion in fiscal 2002 from $2.0 billion in fiscal 2001. Wholesale net sales increased 13.7% to $1.2 billion in fiscal 2002 from $1.1 billion in fiscal 2001. Wholesale growth primarily reflects the benefit from the inclusion of two strong quarters for the periods January through March 2002 and 2001 for certain of the European entities. See Consolidation of European Entities -- Change in Reporting Period. The impact of consolidating the European subsidiaries on a March 30 fiscal year resulted in an increase in Wholesale revenues of approximately $80.0 million, 7.1%.

     Retail sales decreased by less than 1.0 % to $924.3 million in fiscal 2002 from $928.6 million in fiscal 2001. Our Polo Ralph Lauren full-price stores decreased $14.3 million and our Club Monaco stores decreased $8.4 million due to the effects of a promotionally driven and highly competitive retail store environment and the current economic conditions exacerbated by the events of September 11th. Also contributing to the decrease was the closing, in connection with our Operational Plan, of our Polo Jeans Co. full-price retail stores during fiscal 2001, which had sales of $18.0 million during fiscal 2001. These decreases were offset by significant increases in our outlet business of approximately $29.8 million. The impact of consolidating the European subsidiaries on a March 30 fiscal year resulted in a decrease in retail revenues of approximately $3.0 million, less than 1%. See Consolidation of European Entities -- Change in Reporting Period.

     Comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased 3.0%. The comparable store declines were due to the effects of a promotionally driven and highly competitive retail environment. At March 30, 2002, we operated 236 stores: six Ralph Lauren stores, 33 Polo Ralph Lauren stores, 55 Club Monaco full-price stores, 94 Polo outlet stores, 22 Polo Jeans Co. outlet stores, 16 European outlet stores and ten Club Monaco outlet stores.

     LICENSING REVENUE. Licensing revenue decreased approximately $2.0 million, representing less than a 1% decrease, to $241.4 million in fiscal 2002 to $243.4 million in fiscal 2001. Increases from one licensee within our home collection business and from our international licensed business, particularly in Asia, were offset by decreased royalty revenue from a significant product licensee and decreased royalties from our Italian licensee, the business and certain assets of which we acquired in October 2001. The impact of consolidating the European subsidiaries on a March 30 fiscal year increased licensing revenues by approximately $0.4 million, less than 1%. See Consolidation of European
Entities -- Change in Reporting Period.

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.5% in fiscal 2002 from 47.8% in fiscal 2002. This increase was mainly attributable to wholesale gross margins in that $41.5 million of inventory write downs were recorded in fiscal 2001 in connection with the implementation of our operational review and our decision to accelerate the disposition of aged inventory. In addition, retail gross margins decreased 1.4% due to the effects of a promotionally driven and highly competitive retail store environment, resulting in higher markdowns taken. The impact of consolidating the European subsidiaries on a March 30 fiscal year increased gross profit by approximately $41 million, representing less than 4% of total gross profit and less than 0.2 gross percentage points. See Consolidation of European Entities -- Change in Reporting Period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net revenues decreased to 35.4% in fiscal 2002 from 36.9% in fiscal 2001. This decrease in selling, general and administrative expenses as a percentage of net revenues was primarily due to a charge of $18.1 million recorded in the second quarter of fiscal 2001 relating to nonrecurring charges associated with targeted opportunities for improvement, including the termination of operating contracts, streamlining of certain corporate and operating functions, and employee-related matters. In addition, the Company has recorded $2.9 million of gain on the sale of our 50% joint venture interest in a 44,000 square foot building located in the

SoHo district of New York City. The impact of consolidating the European subsidiaries on a March 30 fiscal year increased selling, general and administrative expenses by approximately $20 million, less than 3%. See Consolidation of European Entities -- Change in Reporting Period.

     INTEREST EXPENSE. Interest expense decreased to $19.0 million in fiscal 2002 from $25.1 million in fiscal 2001. This decrease was due to lower levels of borrowings and the repayment of approximately $53 million of short-term borrowings during the fiscal year. In addition, we repurchased $10.6 million of our outstanding Euro debt in fiscal 2002.

     INCOME TAXES. The effective tax rate decreased to 37.5% in fiscal 2002 from 39.5% in fiscal 2001, resulting from the implementation of tax strategies.

  FISCAL 2001 COMPARED TO FISCAL 2000

     NET SALES. Net sales increased 15.3% to $2.0 billion in fiscal 2001 from $1.7 billion in fiscal 2000. Wholesale net sales increased 19.0% to $1.1 billion in fiscal 2001 from $885.2 million in fiscal 2000. Wholesale growth primarily reflected the benefit of one year of operations for Poloco's wholesale division included in operating results for the first time in fiscal 2001, resulting in an additional $153.0 million in sales and an approximately 100% increase in unit sales of our luxury products.

     Retail sales increased by 11.3% to $928.6 million in fiscal 2001 from $834.0 million in fiscal 2000. This increase was primarily attributable to a $131.7 million benefit from the following:

     - new stores opened in fiscal 2001 (37 stores, prior to 34 store closures in late fiscal 2001) with additional sales of $52.4 million;

     - a full year of revenues from new stores opened in fiscal 2000 of $40.7 million; and

     - the inclusion of the results of one Ralph Lauren and six outlet stores purchased in connection with the acquisition of Poloco with sales of $38.6 million.

Although our stores remained highly productive, comparable store sales decreased by 5.3%. The decline was due to a mature and promotionally driven outlet environment and lower sales in Club Monaco's Canadian stores.

     LICENSING REVENUE. Licensing revenue increased 3.0% to $243.4 million in fiscal 2001 from $236.3 million in fiscal 2000. This increase is primarily attributable to increases in sales of existing men's, women's, and children's apparel, accessories and fragrance products. These gains, which resulted in $12.0 million in additional revenue, were partially offset by decreases in sales of Ralph Lauren Home collection products, which resulted in $5.0 million less revenue.

     GROSS PROFIT. Gross profit as a percentage of net revenues decreased to 47.8% in fiscal 2001 from 48.7% in fiscal 2000. This decrease was mainly attributable to $41.5 million of inventory write downs recorded in fiscal 2001 in connection with the implementation of our operational review and our decision to accelerate the disposition of aged inventory. Excluding these special charges, gross profit as a percentage of net revenues was 49.6%. This improvement reflects increased wholesale gross margins as a result of the acquisition of Poloco, which generates more than 30% higher margins than our domestic wholesale operations. Additionally, gross profit was favorably impacted by the increase in licensing revenue in fiscal 2001 of $7.1 million, which has no associated cost of goods sold. These improvements were offset by declines in our retail gross margins of 1.5 percentage points as we incurred higher markdowns in fiscal 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net revenues increased to 36.9% in fiscal 2001 from 35.2% in fiscal 2000. This increase in selling, general and administrative expenses as a percentage of net revenues was partially due to a charge of $18.1 million recorded in the second quarter of fiscal 2001 relating to nonrecurring charges associated with targeted opportunities for improvement, including the termination of operating contracts, streamlining of certain corporate and operating functions, and employee-related matters. Additionally, selling, general and administrative expenses as a percentage of net revenues increased due to an increase in depreciation and amortization expense of $12.0 million, start-up costs associated with the expansion of the Club Monaco retail operations of $8.6 million and expenses of $2.3 million relating to Poloco, which was acquired in the fourth quarter of fiscal 2000.

     INTEREST EXPENSE. Interest expense increased to $25.1 million in fiscal 2001 from $15.0 million in fiscal 2000. This increase was due to a higher level of borrowings during the period attributable to the additional financing used for the acquisition of Poloco.

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

     Net cash provided by operating activities increased to $293.8 million in fiscal 2002 from $100.3 million in fiscal 2001. Net cash provided by operations was positively impacted in fiscal 2002 by increased net income, decreased inventory levels and the collection of the income tax receivable related to fiscal 2001 and negatively impacted by increased accounts receivable.

     Net cash used in investing activities decreased to $116.0 million in fiscal 2002 from $131.3 million in fiscal 2001. The decrease primarily resulted from decreased capital expenditures during the year.

     Net cash used by financing activities was $40.3 million in fiscal 2002 as compared to $25.9 million in fiscal 2001. This change is primarily due to the repayment of short-term borrowings offset, in part, by the proceeds received in connection with the exercise of stock options.

     In June 1997, we entered into a credit facility with a syndicate of banks which provides for a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002. Borrowings under the syndicated bank credit facility bear interest, at our option, at a base rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin based on the Federal Reserve Board's "Eurocurrency Liabilities" reserve requirements. The margin was 0.875% as of March 30, 2002.

     In March 1999, in connection with our acquisition of Club Monaco, we entered into a $100.0 million senior credit facility with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan. The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The term loan was used to finance the acquisition of all of the outstanding common stock of Club Monaco and to repay indebtedness of Club Monaco. The term loan is also repayable on June 30, 2003. Borrowings under the 1999 syndicated bank credit facility bear interest, at our option, at a base rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin based on the Federal Reserve Board's "Eurocurrency Liabilities" reserve requirements. The margin was 0.875% as of March 30, 2002. In April 1999, we entered into interest rate swap agreements with a notional amount of $100.0 million to convert the variable interest rate on our 1999 senior credit facility to a fixed rate of 5.5%.

     Our 1997 bank credit facility and our 1999 senior bank credit facility require that we maintain:

     - a minimum consolidated net worth, and

     - a maximum consolidated indebtedness ratio.

     Each of these credit facilities also contain covenants that, subject to specified exceptions, restrict our ability to:

     - make capital expenditures,

     - sell or dispose of our assets,

     - incur additional debt,

     - incur contingent liabilities and liens,

     - merge with or acquire other companies or be subject to a change of control,

     - make loans or advances or stock repurchases,

     - engage in transactions with affiliates, and

     - make investments.

     Upon the occurrence of an event of default under each of these credit facilities, the lenders may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and payable. The credit facilities specify a number of events of default, many of which are subject to applicable grace or cure periods, including, among others, the failure to make timely principal and interest payments, to satisfy the covenants, or to maintain the required financial performance requirements described above.

     Additionally, the agreements provide that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock.

     In November 1999, we issued Euro 275.0 million of 6.125% notes due November 2006. Our Euro debt is listed on the London Stock Exchange. The net proceeds from the Euro offering were $281.5 million, based on the Euro exchange rate on the issuance date. Interest on the Euro debt is payable annually. A portion of the net proceeds from the issuance was used to acquire Poloco while the remaining net proceeds were retained for general corporate purposes. We acquired Poloco for an aggregate cash consideration of $209.7 million, plus the assumption of $10.0 million in short-term debt.

     During fiscal 2002 and 2001, we repurchased Euro 11.9 million and 27.5 million, or approximately $10.6 million and $25.3 million based on Euro exchange rates at the time of repurchase, of our outstanding Euro debt.

     As of March 30, 2002, we had $33 million outstanding in direct borrowings, $80 million outstanding under the term loan and $205 million outstanding in Euro debt, based on the year-end Euro exchange rate. We were also contingently liable for $17.2 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. The weighted-average interest rate on our borrowings at March 30, 2002 was 5.9%.

     We recognize foreign currency gains or losses in connection with our Euro debt based on fluctuations in foreign exchange rates. We recorded $1.8 million in foreign currency gains in fiscal 2002 and $5.8 million in foreign currency gains in fiscal 2001.

     During the second quarter of fiscal 2001, we completed an internal operational review and formalized our plans to enhance the growth of our international luxury retail business, to better manage inventory and to increase our overall profitability. In connection with the implementation of the operational review, we recorded a pretax restructuring charge of $128.6 million in our second quarter of fiscal 2001, subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of fiscal 2001. In the fourth quarter of fiscal 2002, we recorded an additional $16.0 million of lease termination costs associated with the closure of our retail stores due to market factors that were less favorable than originally estimated. On October 18, 2000, we received consent from our lenders under the credit facilities permitting us to incur the charges we recorded in connection with the operational review up to specified thresholds. See Note 3 to our consolidated financial statements.

     Total cash outlays related to the operational plan are expected to be approximately $40.7 million, $25.7 million of which have been paid through March 30, 2002. We completed the implementation of the operational plan in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2003.

     During the fourth quarter of fiscal 1999, we formalized our plans to streamline operations within our wholesale and retail operations and reduce our overall cost structure. Total cash outlays resulting from the 1999 restructuring plan are approximately $39.5 million, $36.8 million of which have been paid through March 30, 2002. We completed the implementation of the Restructuring Plan in fiscal 2000 and expect to settle the remaining liabilities in accordance with contract terms which extend until fiscal 2003. See Note 3 to our consolidated financial statements.

     From time to time, we make contributions to various charitable organizations. In the quarter ended March 30, 2002, we made a contribution of approximately $8 million to the Polo Ralph Lauren Foundation, which provides philanthropic and volunteer support to organizations focused on health, educational and cultural initiatives.

     Capital expenditures were $88.0 million in fiscal 2002, $105.2 million in fiscal 2001 and, $122.0 million in fiscal 2000. Capital expenditures primarily reflect costs associated with the following:

     - the expansion of our distribution facilities;

     - the shop-within-shops development program which includes new shops, renovations and expansions;

     - the expansion of our retail operations;

     - our information systems; and

     - other capital projects.

     On October 31, 2001, we completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L., which holds licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boys' Polo Ralph Lauren apparel in Italy, and our men's and women's Polo Jeans Co. collections in Italy. The purchase price was approximately $22.0 million in cash, plus the assumption of certain liabilities and earn-out payments based on achieving profitability targets over the first three years, with a guaranteed minimum annual payment of $3.5 million each year.

     In March 1998, our Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Class A common stock. Share repurchases were made in the open market over the two-year period which commenced April 1, 1998. The Board of Directors has extended the stock repurchase program through March 31, 2004. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of March 30, 2002, we repurchased 3,876,506 shares of our Class A common stock at an aggregate cost of $73.2 million.

     We extend credit to our customers, including those who have accounted for significant portions of our net revenues. We had three customers, Dillard Department Stores, Inc.,

Federated Department Stores, Inc. and The May Department Stores Company, who in aggregate constituted approximately 35% of trade accounts receivable outstanding at March 30, 2002, 52.0% at March 31, 2001 and 54.0% at April 1, 2000. The
concentration of our trade accounts receivable has declined in recent periods, and is expected to continue to decline, as we have diversified our distribution channels and the proportion of department stores in our customer mix has declined as a result of our expansion in Europe. Additionally, we had four licensing partners, Jones Apparel Group, Inc., WestPoint Stevens, Inc., Seibu Department Stores, Ltd. and Warnaco, Inc., who in aggregate constituted approximately 55.0%, 53.0%, and 58.0% of licensing revenue in fiscal 2002, fiscal 2001, and fiscal 2000. Accordingly, we may have significant exposure in collecting accounts receivable from our wholesale customers and licensees. We have credit policies and procedures which we use to manage our credit risk.

     We believe that cash from ongoing operations and funds available under our credit facilities and from our Euro offering will be sufficient to satisfy our current level of operations, capital requirements, the stock repurchase program and other corporate activities for the next 12 months. We do not currently intend to pay dividends on our common stock in the next 12 months.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments to retail customers and key vacation travel and holiday shopping periods in the retail segment. As a result of growth in our retail operations and licensing revenue, historical quarterly operating trends and working capital requirements may not be indicative of future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail sales.

     Effective December 30, 2001, the Company changed the fiscal year ends of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on the basis of a fiscal year ending December 31. Accordingly, the net activity for the three-month period ended December 29, 2001, for the European subsidiaries that were reported on a three-month lag is reflected as an adjustment to retained earnings in the accompanying financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our observations of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

     Revenue Recognition -- We recognize sales, including sales made to our customers in connection with our shop-within-shops, upon shipment of products to customers, since title passes upon shipment and, in the case of sales by our retail and outlet stores, when goods are sold to consumers. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded based upon historical experience and current trends. We evaluate the adequacy of the allowances quarterly. While such allowances have been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same allowance rate we have in the past.

     Inventories -- Inventory is valued at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. We evaluate the adequacy of the reserves quarterly. While such markdowns have been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns we have in the past.

     Valuation of Long-Lived Assets -- We assess the carrying value of long-lived and intangible assets, including unamortized goodwill, as current facts and circumstances indicate that they may be impaired. In evaluating the fair value and future benefits of such assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and would recognize an impairment loss if the carrying value exceeded the expected future cash flows. The impairment loss would be measured based upon the difference between the fair value of the asset and its recorded carrying value.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board, or "FASB," issued Statement of Financial Accounting Standards, or "SFAS," No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and generally requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 are effective for our first quarter in the fiscal year ending March 29, 2003, or for any business combinations initiated after June 30, 2001. As a result of these pronouncements, goodwill arising from the acquisitions of PRL Fashions and the Polo Brussels SA store are not being amortized. We are currently evaluating the impact of adopting these pronouncements on our consolidated financial position and results of operations. We expect a reduction in amortization expense of approximately $9.0 million for fiscal 2003.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter in the fiscal year ending April 3, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on our consolidated results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the first quarter in the fiscal year ending March 29, 2003. We are currently evaluating the impact of adopting this pronouncement on our consolidated results of operations.

     In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for our first quarter in the fiscal year ending April 3, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on our consolidated results of operations or financial position.

     In April 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 00-25, Vendor Income Statement Characteristics of Consideration Paid to a Reseller of the Vendor's Products. In November 2001, EITF No. 00-25 was codified by the Emerging Issues Task Force in EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. The Company adopted this pronouncement in our fourth quarter of the fiscal year ended March 30, 2002, and there was no impact on our consolidated results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. We manage these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. Our policy allows for the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. The following quantitative disclosures are based on quoted market prices and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms and maturities. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from those estimates.

  FOREIGN CURRENCY EXCHANGE RATES

     Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency, and from foreign-denominated revenues translated into U.S. dollars. From time to time, we hedge exposures to foreign currency exchange rate fluctuations with forward foreign exchange contracts. With respect to foreign operations, substantially all of our foreign subsidiaries operate in their respective functional currencies. Our primary foreign currency exposures relate to our Euro debt and Euro investments. The potential loss in value on our Euro debt and Euro investments based on a hypothetical immediate 10.0% adverse change in the Euro rate would have been $20.5 million and $1.7 million at March 30, 2002, as compared to $21.7 million and $4.5 million at March 31, 2001. As of March 30, 2002, a hypothetical immediate 10.0% adverse change in the Euro rate on the Euro debt and Euro investments would have a $1.3 million and $0.1 million unfavorable impact on our earnings and cash flows in fiscal 2003.

  INTEREST RATES

     Our primary interest rate exposure relates to our fixed and variable rate debt. The fair value of our fixed Euro debt was $199.6 million based on its quoted market price as listed on the London Stock Exchange and using Euro exchange rates in effect as of March 30, 2002. The potential loss in value at March 30, 2002 on our fixed Euro debt based on a hypothetical immediate 10.0% adverse change in the interest rate would have been $1.3 million. At March 30, 2002, the carrying value of amounts outstanding of $113.0 million under our variable debt borrowing arrangements under our bank credit facilities approximated their fair value. We employ an interest rate hedging strategy utilizing swaps to effectively fix a portion of our interest rate exposure on our floating rate financing arrangements. At March 30, 2002, we had interest rate swap agreements with a notional amount of $100.0 million which fixed the interest rate on our variable rate debt at 5.5%. As of March 30, 2002, a hypothetical immediate 10.0% adverse change in interest rates relating to our unhedged portion of our variable rate debt would have a $0.1 million unfavorable impact on our earnings and cash flows in fiscal 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 13.

ITEM 11.  EXECUTIVE COMPENSATION

     See Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be included by Item 10 through 13 of Form 10-K will be included in our proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year ended March 30, 2002, and that information is incorporated herein by reference to that proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1, 2. Financial Statements and Schedules. See index on Page F-1.

         3. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation (filed as
          Exhibit 3.1 to the Company's Registration Statement on Form
          S-1 (File No. 333-24733) (the "S-1"))*
 3.2      Amended and Restated By-laws of the Company (filed as
          Exhibit 3.2 to the S-1)*
10.1(a)   Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive
          Plan (filed as Exhibit 10.1 to the S-1)*+
10.1(b)   Amendment to Polo Ralph Lauren Corporation 1997 Long-Term
          Stock Incentive Plan (filed as Exhibit A to the Company's
          DEF 14A Proxy Statement, filed June 27, 2000)*+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.2      Polo Ralph Lauren Corporation 1997 Stock Option Plan for
          Non-Employee Directors (filed as Exhibit 10.2 to the S-1)*+
10.3      Polo Ralph Lauren Corporation Executive Officer Annual
          Incentive Plan (filed as Exhibit 10.3 to the Fiscal 2000
          10-K)+
10.4      Registration Rights Agreement dated as of June 9, 1997 by
          and among Ralph Lauren, GS Capital Partners, L.P., GS
          Capital Partner PRL Holding I, L.P., GS Capital Partners PRL
          Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street
          1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and
          Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the
          S-1)*
10.5      U.S.A. Design and Consulting agreement, dated January 1,
          1985, between Ralph Lauren, individually and d/b/a Ralph
          Lauren Design Studio, and Cosmair, Inc., and letter
          agreement related thereto dated January 1, 1985** (filed as
          Exhibit 10.4 to the S-1)*
10.6      Restated U.S.A. License Agreement, dated January 1, 1985,
          between Ricky Lauren and Mark N. Kaplan, as Licensor, and
          Cosmair, Inc., as Licensee, and letter agreement related
          thereto dated January 1, 1985** (filed as Exhibit 10.5 to
          the S-1)*
10.7      Foreign Design and Consulting Agreement, dated January 1,
          1985, between Ralph Lauren, individually and d/b/a Ralph
          Lauren Design Studio, as Licensor, and L'Oreal S.A., as
          Licensee, and letter agreements related thereto dated
          January 1, 1985, September 16, 1994 and October 25, 1994**
          (filed as Exhibit 10.6 to the S-1)*
10.8      Restated Foreign License Agreement, dated January 1, 1985, between The Polo/ Lauren Company, as Licensor, and L'Oreal
          S.A., as Licensee, letter Agreement related thereto dated
          January 1, 1985, and Supplementary Agreement thereto, dated
          October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.9      Amendment, dated November 27, 1992, to Foreign Design and
          Consulting Agreement and Restated Foreign License
          Agreement** (filed as Exhibit 10.8 to the S-1)*
10.10     License Agreement, dated as of July 1, 2000, between Ralph
          Lauren Home Collection, Inc. and WestPoint Stevens Inc.**
          (filed herewith)
10.11     License Agreement, dated March 1, 1998, between The
          Polo/Ralph Lauren Company, L.P. and Polo Ralph Lauren Japan
          Co., Ltd., and undated letter agreement related thereto**
          (filed as Exhibit 10.10 to the S-1)*
10.12     Design Services Agreement, dated March 1, 1998, between Polo
          Ralph Lauren Enterprises, L.P. and Polo Ralph Lauren Japan
          Co., Ltd. (filed as Exhibit 10.11 to the S-1)*
10.13     Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones
          Apparel Group, Inc.** (filed as Exhibit 10.25 to the
          Company's Annual Report on Form 10-K for the Fiscal Year
          ended March 28, 1998 (the "Fiscal 1998 10-K"))*
10.14     License Agreement, dated as of October 18, 1995, by and
          between Polo Ralph Lauren Enterprises, L.P. and Jones
          Apparel Group, Inc. (filed as Exhibit 10-26 to the Fiscal
          1998 10-K)*
10.15     Stockholders Agreement dated as of June 9, 1997 among Polo
          Ralph Lauren Corporation, GS Capital Partners, L.P., GS
          Capital Partners PRL Holding I, L.P., GS Capital Partners
          PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone
          Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P.,
          Mr. Ralph Lauren, RL Holding, L.P. and RL Family (filed as
          Exhibit 10.22 to the S-1)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.16     Form of Credit Agreement by Polo Ralph Lauren Corporation
          and The Chase Manhattan Bank (filed as Exhibit 10.24 to the
          S-1)*
10.17     Form of Guarantee and Collateral Agreement by Polo Ralph
          Lauren Corporation in favor of The Chase Manhattan Bank
          (filed as Exhibit 10.25 to the S-1)*
10.18     Credit Agreement between Polo Ralph Lauren Corporation and the Chase Manhattan Bank dated as of March 30, 1999 (filed as Exhibit 10.20 to the Fiscal 1999 10-K)
10.19     Fiscal and Paying Agency Agreement dated November 22, 1999 among Polo Ralph Lauren Corporation, its subsidiary
          guarantors and The Bank of New York, as fiscal and principal paying agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 1, 2000)*
10.20     Stock and Asset Puchase Agreement between Polo Ralph Lauren
          Corporation and S.A. Louis Dreyfus, dated November 23, 1999
          (filed as Exhibit 2.1 to the Form 10-K filed January 10,
          2000)*
10.21     Form of Indemnification Agreement between Polo Ralph Lauren
          Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.22     Amended and Restated Employment Agreement effective April 4,
          1999 between Ralph Lauren and Polo Ralph Lauren Corporation
          (filed as Exhibit 10.23 to the Fiscal 1999 Form 10-K)*+
10.23     Deferred Compensation Agreement dated April 2, 1995 between
          F. Lance Isham and Polo Ralph Lauren, L.P. (filed as Exhibit
          10.14 to the S-1)*+
10.24     Amendment to Deferred Compensation Agreement made as of
          November 10, 1998 between F. Lance Isham and Polo Ralph
          Lauren Corporation (filed as Exhibit 10.14 to the Fiscal
          1999 10-K)*+
10.26     Amended and Restated Employment Agreement effective November
          10, 1998, between F. Lance Isham and Polo Ralph Lauren
          Corporation (filed as Exhibit 10.16 to the Fiscal 1999
          10-K)*+
10.27     Amendment No. 1 to Amended and Restated Employment Agreement
          between Polo Ralph Lauren Corporation and F. Lance Isham,
          dated as of December 21, 2000 (filed as Exhibit 10.1 to the
          Form 10-Q for the quarterly period ended December 30,
          2000).*+
10.28     Employment Agreement effective April 12, 2000 between Polo
          Ralph Lauren Corporation and Roger N. Farah (filed as
          Exhibit 10.27 to the Fiscal 2000 10-K)*+
10.29     Employment Agreement effective January 1, 2000 between Polo
          Ralph Lauren Corporation and Douglas L. Williams (filed as
          Exhibit 10.29 to the Fiscal 2000 10-K)*+
10.30     Employment Agreement, dated July 1, 2001, between Polo Ralph
          Lauren Corporation and Gerald M. Chaney (filed as Exhibit
          10.1 to the Company's Registration Statement on Form S-3
          (File No. 333-83500)).*+
10.31     Employment Agreement, dated July 1, 2002, between Polo Ralph
          Lauren Corporation and Mitchell A. Kosh (filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-3
          (File No. 333-83500)).*+
10.32     Polo Ralph Lauren Corporation Profit Sharing Retirement
          Savings Plan as Amended and Restated Generally Effective as
          of March 31, 2002.+
10.33     Polo Ralph Lauren Corporation Profit Sharing Retirement
          Savings Plan (For Hourly Employees of Fashions Outlet of
          America, Inc., and Subsidiaries and Polo Clothing Co., Inc.)
          as Amended and Restated Generally Effective as of March 31,
          2002.+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.34     Consulting Agreement, dated as of March 25, 2002, between
          Polo Ralph Lauren Corporation and Arnold H. Aronson+
21.1      List of Significant Subsidiaries of the Company (filed as
          Exhibit 21.1 to the Fiscal 2001 10-K)
23.1      Consents of Deloitte & Touche LLP

---------------
 * Incorporated herein by reference.

 + Exhibits is a management contract or compensatory plan or arrangement.

** Portions of Exhibits 10.5-10.14 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

     (b) No current report on Form 8-K was filed by us with the Securities and Exchange Commission during the last quarter of fiscal 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 25, 2002.

                                          POLO RALPH LAUREN CORPORATION

                                          By:       /s/ RALPH LAUREN

                                            ------------------------------------
                                                        Ralph Lauren
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                 /s/ RALPH LAUREN                    Chairman of the Board, Chief        June 25, 2002
---------------------------------------------------    Executive Officer and Director
                   Ralph Lauren                        (Principal Executive Officer)

                /s/ F. LANCE ISHAM                   Vice Chairman of the Board of       June 25, 2002
---------------------------------------------------    Directors
                  F. Lance Isham

                /s/ ROGER N. FARAH                   President, Chief Operating Officer  June 25, 2002
---------------------------------------------------    and Director
                  Roger N. Farah

               /s/ GERALD M. CHANEY                  Senior Vice President and Chief     June 25, 2002
---------------------------------------------------    Financial Officer (Principal
                 Gerald M. Chaney                      Financial and Accounting
                                                       Officer)

             /s/ FRANK A. BENNACK, JR.               Director                            June 25, 2002
---------------------------------------------------
               Frank A. Bennack, Jr.

               /s/ JOEL L. FLEISHMAN                 Director                            June 25, 2002
---------------------------------------------------
                 Joel L. Fleishman

               /s/ RICHARD FRIEDMAN                  Director                            June 25, 2002
---------------------------------------------------
                 Richard Friedman

               /s/ ARNOLD H. ARONSON                 Director                            June 25, 2002
---------------------------------------------------
                 Arnold H. Aronson

                /s/ TERRY S. SEMEL                   Director                            June 25, 2002
---------------------------------------------------
                  Terry S. Semel

               /s/ JUDITH A. MCHALE                  Director                            June 25, 2002
---------------------------------------------------
                 Judith A. McHale

              /s/ DR. JOYCE F. BROWN                 Director                            June 25, 2002
---------------------------------------------------
                Dr. Joyce F. Brown

                         POLO RALPH LAUREN CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of March 30, 2002 and March
  31, 2001..................................................  F-3
Consolidated Statements of Income for the years ended March
  30, 2002, March 31, 2001 and April 1, 2000................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended March 30, 2002, March 31, 2001 and April 1,
  2000......................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  March 30, 2002, March 31, 2001 and April 1, 2000..........  F-6
Notes to Consolidated Financial Statements..................  F-8
FINANCIAL STATEMENT SCHEDULE
Independent Auditors' Report................................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
POLO RALPH LAUREN CORPORATION
NEW YORK, NEW YORK

     We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the "Company") as of March 30, 2002 and March 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Polo Ralph Lauren Corporation and subsidiaries as of March 30, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company eliminated the 90-day reporting lag for certain of its European subsidiaries. The results of operations of these subsidiaries for the period October 1, 2001 through December 29, 2001 are reflected as an adjustment to retained earnings in the consolidated financial statements for the year ended March 30, 2002.

     As discussed in Note 2 to the consolidated financial statements, effective April 4, 1999, the Company changed its method of accounting for the costs of start-up activities.

DELOITTE & TOUCHE LLP

New York, New York
May 21, 2002

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 30,      MARCH 31,
                                                                 2002           2001
                                                              ---------      ---------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $  238,774     $  102,219
  Accounts receivable, net of allowances of $13,175 and
     $12,090................................................     353,608        269,010
  Inventories...............................................     349,818        425,594
  Deferred tax assets.......................................      17,897         31,244
  Prepaid expenses and other................................      47,960         73,654
                                                              ----------     ----------
          Total current assets..............................   1,008,057        901,721
Property and equipment, net.................................     343,836        347,757
Deferred tax assets.........................................      58,127         61,056
Goodwill, net...............................................     273,348        249,391
Other assets................................................      66,129         66,168
                                                              ----------     ----------
          Total assets......................................  $1,749,497     $1,626,093
                                                              ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes and acceptances payable -- banks....................  $   32,988     $   86,112
  Accounts payable..........................................     177,472        178,293
  Income tax payable........................................      52,819             --
  Accrued expenses and other................................     128,492        175,172
                                                              ----------     ----------
          Total current liabilities.........................     391,771        439,577
Long-term debt..............................................     285,414        296,988
Other noncurrent liabilities................................      74,117         80,219
Commitments and contingencies (Note 14)
Stockholders' equity
  Common Stock
  Class A, par value $.01 per share; 500,000,000 shares
     authorized; 36,103,439 and 34,948,730 shares issued....         361            349
  Class B, par value $.01 per share; 100,000,000 shares
     authorized; 43,280,021 shares issued and outstanding...         433            433
  Class C, par value $.01 per share; 70,000,000 shares
     authorized; 22,720,979 shares issued and outstanding...         227            227
  Additional paid-in-capital................................     490,337        463,001
  Retained earnings.........................................     602,124        430,047
  Treasury Stock, Class A, at cost (3,876,506 and 3,771,806
     shares)................................................     (73,246)       (71,179)
  Accumulated other comprehensive loss......................     (19,799)       (10,529)
  Unearned compensation.....................................      (2,242)        (3,040)
                                                              ----------     ----------
          Total stockholders' equity........................     998,195        809,309
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $1,749,497     $1,626,093
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FISCAL YEAR ENDED
                                                  -----------------------------------------
                                                   MARCH 30,      MARCH 31,      APRIL 1,
                                                     2002           2001           2000
                                                   ---------      ---------      --------
                                                      (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales.......................................  $ 2,122,333    $ 1,982,419    $ 1,719,226
Licensing revenue...............................      241,374        243,355        236,302
                                                  -----------    -----------    -----------
  Net revenues..................................    2,363,707      2,225,774      1,955,528
Cost of goods sold..............................    1,216,904      1,162,727      1,002,390
                                                  -----------    -----------    -----------
  Gross profit..................................    1,146,803      1,063,047        953,138
Selling, general and administrative expenses....      837,591        822,272        689,227
Restructuring charge............................       16,000        123,554             --
                                                  -----------    -----------    -----------
  Total expenses................................      853,591        945,826        689,227
                                                  -----------    -----------    -----------
  Income from operations........................      293,212        117,221        263,911
Foreign currency gains..........................        1,820          5,846             --
Interest expense................................      (19,033)       (25,113)       (15,025)
                                                  -----------    -----------    -----------
  Income before income taxes and cumulative
     effect of change in accounting principle...      275,999         97,954        248,886
Provision for income taxes......................      103,499         38,692        101,422
                                                  -----------    -----------    -----------
  Income before cumulative effect of change in
     accounting principle.......................      172,500         59,262        147,464
Cumulative effect of change in accounting
  principle, net of taxes.......................           --             --          3,967
                                                  -----------    -----------    -----------
  Net income....................................  $   172,500    $    59,262    $   143,497
                                                  ===========    ===========    ===========
Income per share before cumulative effect of
  change in accounting principle -- Basic.......  $      1.77    $      0.61    $      1.49
Cumulative effect of change in accounting
  principle, net of taxes, per share -- Basic...           --             --           0.04
                                                  -----------    -----------    -----------
Net income per share -- Basic...................  $      1.77    $      0.61    $      1.45
                                                  ===========    ===========    ===========
Income per share before cumulative effect of
  change in accounting principle -- Diluted.....  $      1.75    $      0.61    $      1.49
Cumulative effect of change in accounting
  principle, net of taxes, per
  share -- Diluted..............................           --             --           0.04
                                                  -----------    -----------    -----------
Net income per share -- Diluted.................  $      1.75    $      0.61    $      1.45
                                                  ===========    ===========    ===========
Weighted-average common shares outstanding --
  Basic.........................................   97,470,342     96,773,282     98,926,993
                                                  ===========    ===========    ===========
Weighted-average common shares outstanding --
  Diluted.......................................   98,522,718     97,446,482     99,035,781
                                                  ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                TREASURY STOCK,
                                   COMMON STOCK       ADDITIONAL                    AT COST
                               --------------------    PAID-IN     RETAINED   --------------------
                                 SHARES      AMOUNT    CAPITAL     EARNINGS    SHARES      AMOUNT
                                 ------      ------   ----------   --------    ------      ------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT APRIL 3, 1999.....  100,382,653   $1,004    $450,030    $227,288     603,864   $(16,084)
Comprehensive income:
  Net income.................                                       143,497
  Foreign currency
    translation adjustments,
    net of income taxes of
    $6.2 million.............
        Total comprehensive
          income.............
Repurchases of common stock..                                                 2,348,813    (41,262)
Restricted stock
  amortization...............
                               -----------   ------    --------    --------   ---------   --------
BALANCE AT APRIL 1, 2000.....  100,382,653   1,004      450,030     370,785   2,952,677    (57,346)
Comprehensive income:
  Net income.................                                        59,262
  Foreign currency
    translation adjustments,
    net of income tax benefit
    of $13.2 million.........
        Total comprehensive
          income.............
Repurchases of common
  stock......................                                                   819,129    (13,833)
Exercise of stock options....      448,778       4       10,293
Income tax benefit from stock
  option exercises...........                               679
Restricted stock grants......      118,299       1        1,999
Restricted stock
  amortization...............
                               -----------   ------    --------    --------   ---------   --------
BALANCE AT MARCH 31, 2001....  100,949,730   1,009      463,001     430,047   3,771,806    (71,179)
Comprehensive income:
  Net income.................                                       172,500
  Foreign currency
    translation adjustments,
    net of income tax benefit
    of $4.6 million..........
Cumulative transition
  adjustment, net............
Net unrealized gains and
  losses on hedges
  reclassified into earnings,
  net........................
Unrealized loss on hedges,
  net........................
        Total comprehensive
          Income.............
Repurchases of common
  stock......................                                                   104,700     (2,067)
Exercise of stock options....    1,154,709      12       24,474
Income tax benefit from stock
  option exercises...........                             2,862
Net loss of certain European
  subsidiaries (10/1/01 -
  12/29/01)..................                                          (423)
Restricted stock
  amortization...............
                               -----------   ------    --------    --------   ---------   --------
BALANCE AT MARCH 30, 2002....  102,104,439   $1,021    $490,337    $602,124   3,876,506   $(73,246)
                               ===========   ======    ========    ========   =========   ========

                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE     UNEARNED
                               INCOME (LOSS)   COMPENSATION    TOTAL
                               -------------   ------------    -----
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT APRIL 3, 1999.....    $     --        $(3,333)     $658,905
Comprehensive income:
  Net income.................
  Foreign currency
    translation adjustments,
    net of income taxes of
    $6.2 million.............       9,655
        Total comprehensive
          income.............                                  153,152
Repurchases of common stock..                                  (41,262)
Restricted stock
  amortization...............                      1,642         1,642
                                 --------        -------      --------
BALANCE AT APRIL 1, 2000.....       9,655         (1,691)      772,437
Comprehensive income:
  Net income.................
  Foreign currency
    translation adjustments,
    net of income tax benefit
    of $13.2 million.........     (20,184)
        Total comprehensive
          income.............                                   39,078
Repurchases of common
  stock......................                                  (13,833)
Exercise of stock options....                                   10,297
Income tax benefit from stock
  option exercises...........                                      679
Restricted stock grants......                     (2,000)           --
Restricted stock
  amortization...............                        651           651
                                 --------        -------      --------
BALANCE AT MARCH 31, 2001....     (10,529)        (3,040)      809,309
Comprehensive income:
  Net income.................
  Foreign currency
    translation adjustments,
    net of income tax benefit
    of $4.6 million..........      (7,652)
Cumulative transition
  adjustment, net............       4,028
Net unrealized gains and
  losses on hedges
  reclassified into earnings,
  net........................      (4,875)
Unrealized loss on hedges,
  net........................        (771)
        Total comprehensive
          Income.............                                  163,230
Repurchases of common
  stock......................                                   (2,067)
Exercise of stock options....                                   24,486
Income tax benefit from stock
  option exercises...........                                    2,862
Net loss of certain European
  subsidiaries (10/1/01 -
  12/29/01)..................                                     (423)
Restricted stock
  amortization...............                        798           798
                                 --------        -------      --------
BALANCE AT MARCH 30, 2002....    $(19,799)       $(2,242)     $998,195
                                 ========        =======      ========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FISCAL YEAR ENDED
                                                        -----------------------------------
                                                        MARCH 30,    MARCH 31,    APRIL 1,
                                                          2002         2001         2000
                                                        ---------    ---------    --------
                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................  $ 172,500    $  59,262    $ 143,497
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for (benefit from) deferred income
     taxes............................................     21,216      (23,430)       6,761
  Depreciation and amortization.......................     83,919       78,599       66,280
  Cumulative effect of change in accounting
     principle........................................         --           --        3,967
  Provision for losses on accounts receivable.........      2,920          547        2,734
  Changes in deferred liabilities.....................    (15,628)     (27,989)       3,155
  Provision for restructuring.........................     16,000       98,836           --
  Foreign currency gains..............................     (1,820)      (5,846)          --
  Other...............................................      9,173       (9,885)       4,770
  Changes in assets and liabilities, net of
     acquisitions
     Accounts receivable..............................    (92,314)     (68,968)     (32,746)
     Inventories......................................     82,721      (44,626)      53,325
     Prepaid expenses and other.......................     24,143      (22,967)       1,216
     Other assets.....................................      6,142        8,042       (9,801)
     Accounts payable.................................    (11,001)      30,683       31,281
     Accrued expenses and other.......................     (4,213)      28,028      (31,750)
                                                        ---------    ---------    ---------
       Net cash provided by operating activities......    293,758      100,286      242,689
                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net............    (88,008)    (105,170)    (122,010)
  Acquisitions, net of cash acquired..................    (23,702)     (20,929)    (235,144)
  Proceeds from restricted cash for Club Monaco
     acquisition......................................         --           --       44,217
  Cash surrender value -- officers' life insurance....     (4,242)      (5,152)      (5,385)
                                                        ---------    ---------    ---------
       Net cash used in investing activities..........   (115,952)    (131,251)    (318,322)
                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchases of common stock.........................     (2,067)     (13,833)     (41,262)
  Proceeds from exercise of stock options.............     24,486       10,297           --
  (Repayments of) proceeds from short-term borrowings,
     net..............................................    (52,166)       2,939      (39,400)
  Repayments of long-term debt........................    (10,576)     (25,289)     (37,358)
  Proceeds from long-term debt........................         --           --      319,610
                                                        ---------    ---------    ---------
       Net cash (used in) provided by financing
          activities..................................    (40,323)     (25,886)     201,590
                                                        ---------    ---------    ---------
Effect of exchange rate changes on cash...............       (928)      (5,501)      (5,844)
                                                        ---------    ---------    ---------
Net (decrease) increase in cash and cash
  equivalents.........................................    136,555      (62,352)     120,113
Cash and cash equivalents at beginning of period......    102,219      164,571       44,458
                                                        ---------    ---------    ---------
Cash and cash equivalents at end of period............  $ 238,774    $ 102,219    $ 164,571
                                                        =========    =========    =========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FISCAL YEAR ENDED
                                                        -----------------------------------
                                                        MARCH 30,    MARCH 31,    APRIL 1,
                                                          2002         2001         2000
                                                        ---------    ---------    --------
                                                                  (IN THOUSANDS)
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest..............................  $  20,193    $  25,318    $   7,713
                                                        =========    =========    =========
  Cash paid for income taxes..........................  $  58,328    $  72,599    $ 112,202
                                                        =========    =========    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Fair value of assets acquired, excluding cash.......  $  49,431    $      --    $ 398,737
  Less:
     Cash paid........................................     23,702           --      235,144
     Acquisition obligation...........................     10,500           --       21,637
                                                        ---------    ---------    ---------
  Liabilities assumed.................................  $  15,229    $      --    $ 141,956
                                                        =========    =========    =========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

1.  BASIS OF PRESENTATION AND ORGANIZATION

  (A) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Polo Ralph Lauren Corporation ("PRLC") and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated. PRLC and its subsidiaries are collectively referred to herein as "we," "us," "our" and "ourselves."

     We have included the March 30, 2002 and December 31, 2000 balance sheets of our wholly owned European subsidiaries in the accompanying March 30, 2002 and March 31, 2001, consolidated balance sheets. We also have consolidated the results of operations of our wholly owned European subsidiaries for the years ended March 30, 2002 and December 31, 2000, in the March 30, 2002 and March 31, 2001 consolidated statements of income, stockholders' equity and cash flows.

  (B) CONSOLIDATION OF EUROPEAN ENTITIES -- CHANGE IN REPORTING PERIOD

     Effective December 30, 2001, for reporting purposes the Company changed the fiscal year ends of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on a three-month lag with a fiscal year ending December 31. Accordingly, the net activity shown below for the three-month period ended December 29, 2001, for those European subsidiaries is reported as an adjustment to retained earnings in the accompanying financial statements (in millions):

THREE-MONTHS ENDED DECEMBER 29, 2001:
-------------------------------------
Net sales...................................................  $49.5
Gross profit................................................   25.5
Pre-tax loss................................................   (0.7)
Income tax benefit..........................................    0.3
Net loss....................................................  $(0.4)

Net income for the year ended March 30, 2002, for the consolidated Company as if the European subsidiaries remained on a three-month lag would have been $159.7 million.

  (C) ACQUISITIONS AND JOINT VENTURE

     On October 31, 2001, the Company completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L. ("PRL Fashions" or "Italian Licensee") which held licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boys' Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans Co. collections in Italy. The purchase price of this transaction was approximately $22.0 million in cash plus the assumption of certain liabilities and earn-out payments based on achieving profitability targets over the first three years with a guaranteed minimum annual payment of $3.5 million each year.

     The assets acquired of $15.1 million and liabilities assumed of $15.1 million were recorded at estimated fair values as determined by the Company's management based on information currently available. Goodwill of approximately $33.5 million has been recognized for the excess of the purchase price over the preliminary estimate of fair market value of the net assets acquired.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     The Company is in the process of obtaining independent appraisals of the intangible assets acquired. Accordingly, the allocation of the purchase price is subject to revision, which is not expected to be material, based on the final determination of appraised and other fair values.

     On October 22, 2001, we acquired the Polo Brussels SA store from one of our licensees. The purchase price of this transaction was approximately $3.0 million in cash, which was primarily allocated to goodwill. The sales and total assets were not material. The pro forma effect of these two acquisitions on the historical results were not material.

     Consistent with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, these acquisitions were accounted for as purchases and the goodwill recorded is not being amortized.

     On February 7, 2000, we announced the formation of Ralph Lauren Media, LLC ("RL Media"), a joint venture between National Broadcasting Company, Inc. and certain affiliated companies ("NBC") and ourselves. RL Media was created to bring our American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media is owned 50% by us and 50% by NBC. In exchange for a 50% interest, we provide marketing through our annual print advertising campaign, make our merchandise available at initial cost of inventory and sell RL Media's excess inventory through our outlet stores, among other things. NBC will contribute $110.0 million of television and online advertising. NBC will also contribute $40.0 million in online distribution and promotion and a cash funding commitment up to $50.0 million. Under the terms of the joint venture agreement, for tax purposes, we will not absorb any losses from the joint venture up to the first $50.0 million incurred and will share proportionately in the net income or losses thereafter. Additionally, we will receive a royalty on the sale of our products by RL Media based on specified percentages of net sales over a predetermined threshold, subject to certain limitations; to date, no such royalty income has been recognized. RL Media's managing board has equal representation from NBC and us. The joint venture has been accounted for under the equity method from the effective date of its formation. Our financial basis in RL Media is zero. Our equity in the net assets of RL Media is less than our financial basis. We have not recognized any losses in excess of our financial basis since there are no financial guarantees, commitments or obligations to fund the operations of RL Media.

     On January 6, 2000, we completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates ("Poloco"), which hold licenses to sell our men's and boys' apparel, our men's and women's Polo Jeans apparel, and certain of our accessories in Europe. In addition to acquiring Poloco's wholesale business, we acquired one flagship store in Paris and six outlet stores located in France, the United Kingdom and Austria. We acquired Poloco for an aggregate cash consideration of $209.7 million, plus the assumption of $10.0 million in short-term debt. We used a portion of the net proceeds from the Eurobond Offering (as defined) to finance this acquisition. During the quarter ended July 1, 2000, the final 10% of the acquisition price for Poloco in the amount of $20.9 million was distributed in accordance with the terms of the agreement. This acquisition has been accounted for as a purchase. The purchase price has been allocated based upon the fair values of the net assets acquired at the date of acquisition. This allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of $198.3 million, which has been recorded as goodwill and, until the adoption of SFAS No. 142, is being amortized on a straight-line basis over an estimated useful life of 40 years.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     The following table sets forth unaudited pro forma combined statement of income information for fiscal 2000 had the acquisition of Poloco occurred at the beginning of the period:

                                                              FISCAL YEAR
                                                                 2000
                                                              -----------
                                                              (UNAUDITED)
Pro forma net revenues......................................  $2,135,736
Pro forma net income........................................     162,398
Pro forma net income per share -- Basic and Diluted.........  $     1.64

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

     On April 6, 1999, PRL Acquisition Corp., a Nova Scotia unlimited liability corporation and our wholly owned subsidiary, acquired, through a tender offer, 98.83% of the outstanding shares of Club Monaco Inc. ("Club Monaco"), a corporation organized under the laws of the Province of Ontario, Canada. On May 3, 1999, PRL Acquisition Corp. acquired the remaining outstanding 1.17% shares pursuant to a statutory compulsory acquisition. The total purchase price was $51.0 million in cash based on foreign exchange rates in effect on the dates indicated. We used funds from our credit facility to finance this acquisition and to repay in full assumed debt of Club Monaco of $35.0 million. We have accounted for this acquisition as a purchase and have consolidated the operations of Club Monaco in the accompanying financial statements from the effective date of the transaction. The purchase price has been allocated based upon the fair values of the net assets acquired at the date of the acquisition. This allocation resulted in an excess of purchase price over the estimated fair value of net assets acquired of $44.5 million, which has been recorded as goodwill and, until the adoption of SFAS No. 142, is being amortized on a straight-line basis over an estimated useful life of 40 years.

  (D) BUSINESS

     We design, license, contract for the manufacture of, market and distribute men's and women's apparel, accessories, fragrances, skin care products and home furnishings. Our sales are principally to major department and specialty stores located throughout the United States and Europe. We also sell directly to consumers through full-price, flagship, outlet and Club Monaco stores located throughout the United States, Canada, Europe, Great Britain and Asia.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

  FISCAL YEAR

     Our fiscal year ends on the Saturday nearest to March 31. All references to "2002", "2001," and "2000" represent the 52-week fiscal years ended March 30, 2002, March 31, 2001, and April 1, 2000. Fiscal 2002, 2001 and 2000 reflect a
52-week period.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates embodied in the consolidated financial statements include reserves for accounts receivable, inventories, taxes, restructuring, and the accrual for licensing income received.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less, including investments in debt securities. Our investments in debt securities are diversified among high-credit quality securities in accordance with our risk management policy and include corporate debt securities, commercial paper and money market funds.

  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out, "FIFO", method), or market.

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

  PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is as follows:
buildings -- 37.5 years; furniture and fixtures and machinery and equipment -- 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life (up to

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

28 years). Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. We capitalize our share of the cost of outfitting shop-within-shops fixed assets within furniture and fixtures. These assets are amortized using the straight-line method over their estimated useful lives of 3 to 5 years.

  GOODWILL

     Goodwill represents the excess of purchase cost over the fair value of net assets of businesses acquired. We amortized goodwill on a straight-line basis over its estimated useful life, ranging from 11 to 40 years. Amortization expense was $9.0 million, $8.0 million, and $3.7 million in fiscal 2002, 2001 and 2000. Accumulated amortization was $23.7 million and $13.9 million at March 30, 2002 and March 31, 2001. For fiscal years going forward, consistent with the requirements of SFAS No. 142, goodwill will no longer be amortized but will be tested for impairment annually.

  IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

     We assess the carrying value of long-lived and intangible assets, including unamortized goodwill, as current facts and circumstances indicate that they may be impaired. In evaluating the fair value and future benefits of such assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and would recognize an impairment loss if the carrying value exceeded the expected future cash flows. The impairment loss would be measured based upon the difference between the fair value of the asset and its recorded carrying value. See Note 3 for long-lived and intangible asset write downs recorded in connection with our fiscal 2001 Operational Plan (as defined -- see Note 3) and fiscal 1999 Restructuring Plan (as defined -- see Note 3).

  OFFICERS' LIFE INSURANCE

     We maintain key man life insurance policies on several of our senior executives, the majority of which contain split dollar arrangements. The key man policies are recorded at their cash surrender value, while the policies with split dollar arrangements are recorded at the lesser of their cash surrender value or premiums paid. Amounts recorded under these policies aggregated $46.3 million and $42.0 million at March 30, 2002, and March 31, 2001, and are included in other assets in the accompanying consolidated balance sheets.

  REVENUE RECOGNITION

     Sales, including sales made to customers in connection with our shop-within-shops, are recognized upon shipment of products to customers since title passes upon shipment and, in the case of sales by our retail and outlet stores, when goods are sold to consumers. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded. Licensing revenue is recognized based upon shipment of licensed products sold by our licensees, net of allowances.

  ADVERTISING

     We expense the production costs of advertising, marketing and public relations expenses upon the first showing of the related advertisement. We expense the costs of advertising paid to customers under cooperative advertising programs when the related advertisements are run. Total advertising expenses, including cooperative advertising, included within selling, general and

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES administrative expenses amounted to $79.8 million, $88.8 million and $73.6 million in fiscal 2002, 2001, and 2000.

  INCOME TAXES

     We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion which is expected to more likely than not be realized.

  DEFERRED RENT OBLIGATIONS

     We account for rent expense under noncancelable operating leases with scheduled rent increases and landlord incentives on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred liability. Unamortized deferred rent obligations amounted to $43.1 million and $46.8 million at March 30, 2002 and March 31, 2001, and are included in accrued expenses and other, and other noncurrent liabilities in the accompanying consolidated balance sheets.

  FOREIGN CURRENCY TRANSACTIONS AND TRANSLATIONS

     The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at each year end. Results of operations are translated at the average rate of exchange prevailing throughout the period. Translation adjustments arising from differences in exchange rates from period to period are included in other comprehensive income, net of taxes, except for certain foreign-denominated debt. We have designated a portion of our Eurobond (as defined -- see Note 7) debt as a hedge of our net investment in a foreign subsidiary. Transaction gains or losses on the unhedged portion resulting from changes in the Eurodollar Rate are recorded in income and amounted to $1.8 million and $5.8 million in fiscal 2002 and 2001. Gains and losses from other foreign currency transactions are included in operating results and were not material.

  FINANCIAL INSTRUMENTS

     We, from time to time, use derivative financial instruments to reduce our exposure to changes in foreign exchange and interest rates. While these instruments are subject to risk of loss from changes in exchange or interest rates, those losses generally would be offset by gains on the related exposure. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     As described further in Note 9, we have entered into interest rate swap agreements and forward foreign exchange contracts which qualify as cash flow hedges under SFAS No. 133. In accordance with SFAS No. 133, we have recorded the fair value of these derivatives at April 1, 2001 and the resulting net unrealized gain, after taxes, of approximately $4.0 million in other comprehensive income as a cumulative transition adjustment. Also, as described above, we have designated a portion of our Eurobond (as defined -- see Note 7) debt as a hedge of our net investment in a foreign subsidiary. Changes in the fair value of the Eurobonds resulting from

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES changes in the Eurodollar Rate, which are attributable to the hedged portion of the debt, are reported net of income taxes in other comprehensive income as an unrealized foreign currency translation adjustment.

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

  COST OF GOODS SOLD AND SELLING EXPENSES

     Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, as well as reserves for shrinkage. The costs of selling the merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in selling, general and administrative expenses.

  SHIPPING AND HANDLING COSTS

     We reflect shipping and handling costs as a component of selling, general and administrative expenses in the consolidated statements of income. The shipping and handling costs approximated $57.4 million, $46.2 million, and $33.5 million, in fiscal years 2002, 2001, and 2000, respectively. As a percent of revenues, they represented 2.7%, 2.3%, and 1.9% in 2002, 2001, and 2000, respectively. We bill our wholesale customers for shipping and handling costs and record such revenues in net sales upon shipment.

  NET INCOME PER SHARE

     Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period, excluding any potential dilution. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and awards. The difference between the basic and diluted weighted-average shares outstanding is due to the dilutive effect of stock options and restricted stock awards issued under our stock option plans, which were 1,052,376; 673,200; and 108,788 shares for fiscal 2002, 2001, and 2000.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board, or "FASB", issued Statement of Financial Accounting Standards, or SFAS No. 141 and SFAS No. 142. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets and generally, requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Intangible assets that have finite lives will continue to be

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES amortized over their useful lives. SFAS No. 141 and SFAS No. 142 are effective for the Company's first quarter in the fiscal year ending March 29, 2003 or for any business combinations initiated after June 30, 2001. As a result of these pronouncements, goodwill arising from the acquisitions of PRL Fashions and the Polo Brussels SA store are not being amortized. The Company is currently evaluating the impact of adopting these pronouncements on its consolidated financial position and results of operations. The Company expects a reduction in amortization expense of approximately $9.0 million for fiscal 2003.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the first quarter in the fiscal year ending April 3, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on our consolidated results of operations or financial position.

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

     In April 2002, the FASB, issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for our first quarter in the fiscal year ending April 3, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on our consolidated results of operations or financial position.

     In April 2001, the FASB's Emerging Issues Task Force (EITF") reached a consensus on Issue No. 00-25, Vendor Income Statement Characteristics of Consideration Paid to a Reseller of the Vendor's Products ("EITF No. 00-25"). In November 2001, EITF No. 00-25 was codified in EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). EITF No. 01-09 concluded that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration characterized as a cost incurred if a benefit is or will be received from the recipient of the consideration if certain conditions are met. The Company adopted this pronouncement in our fourth quarter in the fiscal year ended March 30, 2002 and there was no impact on our consolidated results of operations.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

  RECLASSIFICATIONS

     For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

3.  RESTRUCTURING AND SPECIAL CHARGES

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

     In connection with refining our retail strategy, we closed all 12 Polo Jeans Co. full-price retail stores and 11 underperforming Club Monaco retail stores. Costs associated with this aspect of the Operational Plan included lease and contract termination costs, store fixed asset write downs (primarily leasehold improvements of $21.5 million) and severance and termination benefits.

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

     In connection with the implementation of the Operational Plan, we recorded a pretax restructuring charge of $128.6 million in our second quarter of fiscal 2001, subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of fiscal 2001. After extensive review of the Operational Plan, and changes in business conditions in certain markets in which we operate, we made adjustments to the Operational Plan in the fourth quarter of fiscal 2002. We recorded an additional $16.0 million of lease termination costs associated with the closure of our retail stores due to market factors that were less favorable than originally estimated. The major components of the charge and the activity through March 30, 2002, were as follows:

                                                           LEASE AND
                               SEVERANCE AND    ASSET      CONTRACT
                                TERMINATION     WRITE     TERMINATION   OTHER
                                 BENEFITS       DOWNS        COSTS      COSTS      TOTAL
                               -------------    -----     -----------   -----      -----
2001 provision...............     $ 7,947      $ 98,835    $ 15,638     $1,134   $ 123,554
2001 activity................      (5,005)      (98,835)    (11,469)      (352)   (115,661)
                                  -------      --------    --------     ------   ---------
Balance at March 31, 2001....       2,942            --       4,169        782       7,893
2002 activity................      (2,150)           --      (6,014)      (767)     (8,931)
Additional provision.........          --            --      16,000         --      16,000
                                  -------      --------    --------     ------   ---------
Balance at March 30, 2002....     $   792      $     --    $ 14,155     $   15   $  14,962
                                  =======      ========    ========     ======   =========

     Our operational review also targeted our supply chain management as one of the most important areas for improvement. In connection with initiating this aspect of the Operational Plan, we recorded $37.9 million of inventory write downs in our second quarter of fiscal year 2001

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES associated with our planned acceleration in the reduction of aged inventory. In the fourth quarter of fiscal 2001, we determined that the original provision was not sufficient and recorded additional inventory write downs of $3.6 million. These charges are reflected in cost of goods sold in the accompanying consolidated statement of income.

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

     Total severance and termination benefits as a result of the Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the Operational Plan are expected to be approximately $40.7 million, $25.7 million of which have been paid through March 30, 2002. We completed the implementation of the Operational Plan in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2003.

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

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     In connection with the implementation of the Restructuring Plan, we recorded a pretax restructuring charge of $58.6 million in our fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity through March 30, 2002, were as follows:

                                                             LEASE AND
                                 SEVERANCE AND    ASSET      CONTRACT
                                  TERMINATION     WRITE     TERMINATION   OTHER
                                   BENEFITS       DOWNS        COSTS      COSTS    TOTAL
                                 -------------    -----     -----------   -----    -----
1999 provision.................     $15,277      $ 17,788    $ 24,665     $ 830   $ 58,560
1999 activity..................      (3,318)      (17,788)     (1,112)     (105)   (22,323)
                                    -------      --------    --------     -----   --------
Balance at April 3, 1999.......      11,959            --      23,553       725     36,237
2000 activity..................      (4,694)           --     (18,675)     (585)   (23,954)
                                    -------      --------    --------     -----   --------
Balance at April 1, 2000.......       7,265            --       4,878       140     12,283
2001 activity..................      (3,019)           --      (3,131)     (140)    (6,290)
                                    -------      --------    --------     -----   --------
Balance at March 31, 2001......       4,246            --       1,747        --      5,993
2002 activity..................      (2,790)           --        (521)       --     (3,311)
                                    -------      --------    --------     -----   --------
Balance at March 30, 2002......     $ 1,456      $     --    $  1,226     $  --   $  2,682
                                    =======      ========    ========     =====   ========

     After extensive review of the Restructuring Plan, and changes in business conditions in certain markets in which we operate, we made adjustments to the Restructuring Plan and incurred other restructuring-related costs in fiscal 2000. These adjustments included the following: (i) a $0.9 million reduction of the liability for lease and contract termination costs resulting from the overestimation of costs associated with the closure and conversion of our retail stores due to improved market conditions; and (ii) a $0.9 million charge for the underestimation of severance and termination benefits recorded in the Restructuring Plan. The above adjustments had no net impact.

     Total severance and termination benefits as a result of the Restructuring Plan related to 280 employees, all of whom have been terminated. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $36.8 million of which have been paid through March 30, 2002. We completed the implementation of the Restructuring Plan in fiscal 2000 and expect to settle the remaining liabilities in accordance with contract terms which extend until fiscal 2003.

4.  INVENTORIES

                                                              MARCH 30,    MARCH 31,
                                                                2002         2001
                                                              ---------    ---------
Raw materials...............................................  $  3,874     $  7,024
Work-in-process.............................................     5,469        6,251
Finished goods..............................................   340,475      412,319
                                                              --------     --------
                                                              $349,818     $425,594
                                                              ========     ========

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

5.  PROPERTY AND EQUIPMENT

                                                              MARCH 30,    MARCH 31,
                                                                2002         2001
                                                              ---------    ---------
Land and improvements.......................................  $  3,720     $  3,408
Buildings...................................................    17,250       17,249
Furniture and fixtures......................................   258,816      229,824
Machinery and equipment.....................................   105,136       92,289
Leasehold improvements......................................   318,734      298,033
                                                              --------     --------
                                                               703,656      640,803
Less: accumulated depreciation and amortization.............   359,820      293,046
                                                              --------     --------
                                                              $343,836     $347,757
                                                              ========     ========

6.  ACCRUED EXPENSES AND OTHER

                                                              MARCH 30,    MARCH 31,
                                                                2002         2001
                                                              ---------    ---------
Accrued operating expenses..................................  $ 74,537     $108,441
Accrued payroll and benefits................................    25,124       37,760
Accrued restructuring charges...............................    17,644       13,886
Accrued shop-within-shops...................................    11,187       15,085
                                                              --------     --------
                                                              $128,492     $175,172
                                                              ========     ========

7.  FINANCING AGREEMENTS

     On June 9, 1997, we entered into a credit facility with a syndicate of banks which consists of a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002 (the "Credit Facility"). Borrowings under the Credit Facility bear interest, at our option, at a Base Rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus
 1/2 of one percent, and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin.

     On March 30, 1999, in connection with our acquisition of Club Monaco, we entered into a $100.0 million senior credit facility (the "1999 Credit Facility") with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan (the "Term Loan"). The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The Term Loan was used to finance the acquisition of the stock of Club Monaco and to repay existing indebtedness of Club Monaco. The Term Loan is repayable on June 30, 2003. Borrowings under the 1999 Credit Facility bear interest, at our option, at a Base Rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin. In April 1999, we entered into interest rate swap agreements with a notional amount of $100.0 million to convert the variable interest rate on the 1999 Credit Facility to a fixed rate of 5.5% (see Note 9).

     The Credit Facility and 1999 Credit Facility (the "Credit Facilities") contain customary representations, warranties, covenants and events of default, including covenants regarding

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES maintenance of net worth and leverage ratios, limitations on indebtedness, loans, investments and incurrences of liens, and restrictions on sales of assets and transactions with affiliates. Additionally, the agreements provide that an event of default will occur if Mr. Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock. On October 18, 2000, we received consent from our lenders under the Credit Facilities permitting us to incur the charges we recorded in connection with the Operational Plan (see Note 3) up to specified thresholds.

     On November 22, 1999, we issued Euro 275.0 million of 6.125% Notes (the "Eurobonds") due November 2006 (the "Eurobond Offering"). The Eurobonds are listed on the London Stock Exchange. The net proceeds from the Eurobond Offering were $281.5 million based on the Euro exchange rate on the issuance date. A portion of the net proceeds from the issuance was used to finance the acquisition of stock and certain assets of Poloco while the remaining net proceeds were retained for general corporate purposes. Interest on the Eurobonds is payable annually. During fiscal 2002 and 2001, we repurchased Euro 11.9 million and Euro 27.5 million of our outstanding Eurobonds, or $10.6 million and $25.3 million, respectively, based on Euro exchange rates. The loss on this early extinguishment of debt was not material.

     In connection with the Poloco acquisition, we assumed borrowings under short-term facilities which represent overdraft positions on bank accounts. These borrowings bore interest at 0.5% to 1.0% over the Euro Overnight Indexed Average which was 3.39%, 5.16% and 3.75% at March 30, 2002, March 31, 2001 and April 1, 2000, respectively.

     At March 30, 2002, we had $33.0 million outstanding in direct borrowings, $80.0 million outstanding under the Term Loan and $205.0 million outstanding in Eurobonds based on the year-end Euro exchange rate. We were also contingently liable for $17.2 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. At March 31, 2001, we had $86.1 million outstanding in direct borrowings, $80.0 million outstanding under the Term Loan and $217.0 million outstanding in Eurobonds based on the year-end Euro exchange rate. The Credit Facilities bore interest primarily at the institution's prime rate. The weighted average interest rate on borrowings was 5.9%, 6.3%, and 6.1% in fiscal 2002, 2001, and 2000, respectively.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

8.  INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                            FISCAL YEAR
                                                  --------------------------------
                                                    2002        2001        2000
                                                    ----        ----        ----
Current:
  Federal.......................................  $ 58,529    $ 27,984    $ 71,565
  State and local...............................     6,457      21,605      17,398
  Foreign.......................................    17,297      12,533       5,698
                                                  --------    --------    --------
                                                    82,283      62,122      94,661
                                                  --------    --------    --------
Deferred:
  Federal.......................................    15,835     (11,689)      4,527
  State and local...............................     4,672     (12,367)      2,234
  Foreign.......................................       709         626          --
                                                  --------    --------    --------
                                                    21,216     (23,430)      6,761
                                                  --------    --------    --------
                                                  $103,499    $ 38,692    $101,422
                                                  ========    ========    ========

     The foreign and domestic components of income (loss) before income taxes were as follows:

                                                            FISCAL YEAR
                                                  --------------------------------
                                                    2002        2001        2000
                                                    ----        ----        ----
Domestic........................................  $287,291    $127,071    $215,270
Foreign.........................................   (11,292)    (29,117)     33,616
                                                  --------    --------    --------
                                                  $275,999    $ 97,954    $248,886
                                                  ========    ========    ========

     The deferred tax assets reflect the net tax effect of temporary differences, primarily net operating loss carryforwards, property and equipment and accounts receivable, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES tax purposes. The components of the net deferred tax assets at March 30, 2002 and March 31, 2001 were as follows:

                                                              MARCH 30,    MARCH 31,
                                                                2002         2001
                                                              ---------    ---------
DEFERRED TAX ASSETS:
Net operating loss carryforwards............................   $33,390     $ 30,651
Property and equipment......................................    24,530       27,622
Accounts receivable.........................................     5,233       14,785
Uniform inventory capitalization............................     6,219        8,217
Deferred compensation.......................................     9,206        6,628
Restructuring reserves......................................     8,134        5,106
Trademark expenses..........................................       116        4,473
Accrued expenses............................................     1,900        2,057
Accrued royalty income......................................        --        1,941
Other.......................................................    11,057       13,246
                                                               -------     --------
                                                                99,785      114,726
Less: Valuation allowance...................................    23,761       22,426
                                                               -------     --------
                                                               $76,024     $ 92,300
                                                               =======     ========

     We have available Federal net operating loss carryforwards of approximately $13.1 million and state net operating loss carryforwards of approximately $148.0 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in fiscal 2004. The utilization of the Federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382 which applies following certain changes in ownership of the entity generating the loss carryforward. As a result of the limitation of
Section 382, we believe that approximately $3.3 million of the Federal net operating loss carryforwards will expire and not be utilized. A valuation allowance has been recorded against such net operating losses.

     Also, we have available additional state and foreign net operating loss carryforwards of approximately $10.8 million and $62.9 million for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded since we do not believe that we will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of a substantial portion of the deferred tax asset relating to these Federal, state and foreign net operating loss carryforwards would result in a reduction of goodwill recorded in connection with acquisitions. Additionally, we have recorded a valuation allowance against certain other deferred tax assets relating to our Canadian operations. Subsequent recognition of these deferred tax assets, as well as a portion of the foreign net operating loss carryforwards, would result in an income tax benefit in the year of such recognition.

     Provision has not been made for United States or additional foreign taxes on approximately $68 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC or a subsidiary or U.S. affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. We believe that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States foreign tax credits.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     The historical provision for income taxes in fiscal 2002, 2001 and 2000 differs from the amounts computed by applying the statutory Federal income tax rate to income before income taxes due to the following:

                                                              FISCAL YEAR
                                                    -------------------------------
                                                      2002       2001        2000
                                                      ----       ----        ----
Provision for income taxes at statutory Federal
  rate............................................  $ 96,600    $34,284    $ 87,110
Increase (decrease) due to:
  State and local income taxes, net of Federal
     Benefit......................................     7,233      6,005      12,761
  Foreign income taxes, net.......................    (7,308)    (2,499)        753
  Other...........................................     6,974        902         798
                                                    --------    -------    --------
                                                    $103,499    $38,692    $101,422
                                                    ========    =======    ========

9.  FINANCIAL INSTRUMENTS

     In April 1999, we entered into interest rate swap agreements with commercial banks which expire in 2003 to hedge against interest rate fluctuations. The swap agreements effectively convert borrowings under the 1999 Credit Facility from variable rate to fixed rate obligations. Under the terms of these agreements, we make payments at a fixed rate of 5.5% and receive payments from the counterparty based on the notional amount of $100.0 million at a variable rate based on the London Inter-Bank Offer Rate ("LIBOR"). The net interest paid or received on this arrangement is included in interest expense. The fair value of these agreements was based upon the estimated amount that we would have to pay to terminate the agreements, as determined by the financial institutions. The fair value of these agreements was an unrealized loss of $2.6 million at March 30, 2002, of which, approximately $2.3 million is expected to be reclassified into earnings during fiscal 2003; and an unrealized loss of $1.4 million at March 31, 2001.

     We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases. Gains and losses on these contracts are deferred and recognized as adjustments to the basis of those assets. At March 30, 2002 we had foreign exchange contracts outstanding as follows: (i) to deliver Euro 39.3 million in fiscal 2003 in exchange for $34.6 million; and (ii) to deliver 12.7 million British Pounds in fiscal 2003 in exchange for $18.0 million. The fair value of these contracts resulted in an unrealized gain of approximately $0.4 million at March 30, 2002. At March 31, 2001, we had foreign exchange contracts outstanding as follows: (i) to receive 60 million French Francs in fiscal 2001 in exchange for 5.6 million British Pounds; (ii) to deliver 279 million French Francs in fiscal 2001 in exchange for $50.0 million;
(iii) to deliver 1.5 million British Pounds in fiscal 2001 in exchange for Euro
2.5 million; and (iv) to deliver $1.3 million in fiscal 2001 in exchange for Euro 1.5 million. The fair value of these contracts resulted in an unrealized gain of approximately $10.0 million at March 31, 2001.

     The carrying amounts of financial instruments reported in the accompanying consolidated balance sheets at March 30, 2002, and March 31, 2001, approximated their estimated fair values, except for the Eurobonds, primarily due to either the short-term maturity of the instruments or their adjustable market rate of interest. The fair value of the Eurobonds, net of discounts, was $205.4 million and $217.1 million as of March 30, 2002 and March 31, 2001, based on its quoted market price as listed on the London Stock Exchange. In addition, because we have designated a portion of our Eurobond (as defined -- see Note 7) debt as a hedge of our net investment in a foreign subsidiary, changes in the fair value of the Eurobonds resulting from changes in the

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

Eurodollar Rate, which are attributable to the hedged portion of the debt, are reported net of income taxes in other comprehensive income as an unrealized foreign currency translation adjustment.

     Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

10.  CONCENTRATION OF CREDIT RISK

     We sell our merchandise primarily to major upscale department stores across the United States and extend credit based on an evaluation of the customer's financial condition generally without requiring collateral. Credit risk is driven by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. A decision by the controlling owner of a group of stores or any substantial customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect. We had three customers who in aggregate constituted approximately 35% and 52% of trade accounts receivable outstanding at March 30, 2002 and March 31, 2001.

     We had three significant customers who accounted for approximately 10%, 9% and 9% each of net sales, in fiscal 2002. We had three significant customers who accounted for approximately 11%, 10% and 10% each of net sales in fiscal 2001, and for approximately 12%, 11% and 10% each of net sales in fiscal 2000. Additionally, we had four significant licensees who in aggregate constituted approximately 55%, 53% and 58% of licensing revenue in fiscal 2002, 2001 and 2000.

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

11.  EMPLOYEE BENEFITS

  PROFIT SHARING RETIREMENT SAVINGS PLANS

     We sponsor two defined contribution benefit plans covering substantially all eligible U.S. employees not covered by a collective bargaining agreement. The plans include a savings plan feature under Section 401(k) of the Internal Revenue Code. We make discretionary contributions to the plans and contribute an amount equal to 50% of the first 6% of an employee's contribution. Under the terms of the plans, a participant is 100% vested in our matching and discretionary contributions after five years of credited service. Contributions under these plans approximated $6.0 million, $7.4 million and $4.3 million in fiscal 2002, 2001 and 2000.

  UNION PENSION

     We participate in a multi-employer pension plan and are required to make contributions to the Union of Needletrades Industrial and Textile Employees (the "Union") for dues based on wages paid to union employees. A portion of these dues is allocated by the Union to a retirement fund which provides defined benefits to substantially all unionized workers. We do not participate

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES in the management of the plan and have not been furnished with information with respect to the type of benefits provided, vested and nonvested benefits or assets.

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

  DEFERRED COMPENSATION

     We have deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were $20.3 million and $18.1 million at March 30, 2002, and March 31, 2001, and are reflected in other noncurrent liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these compensation arrangements was $3.6 million, $3.2 million and $2.6 million in fiscal 2002, 2001, and 2000. We fund a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected in other assets in the accompanying consolidated balance sheets.

12.  COMMON STOCK

     All of our outstanding Class B common stock is owned by Mr. Ralph Lauren and related entities and all of our outstanding Class C common stock is owned by certain investment funds affiliated with The Goldman Sachs Group, Inc. (collectively, the "GS Group"). Shares of Class B common stock are convertible at any time into shares of Class A common stock on a one-for-one basis and may not be transferred to anyone other than affiliates of Mr. Lauren. Shares of Class C common stock are convertible at any time into shares of Class A common stock on a one-for-one basis and may not be transferred to anyone other than members of the GS Group. The holders of Class A common stock generally have rights identical to holders of Class B common stock and Class C common stock, except that holders of Class A common stock and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Holders of all classes of common stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval except for the election and the removal of directors and as otherwise required by applicable law. Class A common stock, Class B common stock and Class C common stock are collectively referred to herein as "Common Stock."

13.  STOCK INCENTIVE PLANS

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

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES shares, which was approved by the stockholders on August 17, 2000. At March 30, 2002, we had 8.8 million Shares reserved for issuance under this plan.

     On June 9, 1997, our Board of Directors adopted the 1997 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan"). Under the Non-Employee Directors Plan, grants of options to purchase up to 500,000 Shares may be granted to non-employee directors. Stock options vest in equal installments over two years and expire ten years from the date of grant. In fiscal 2002, 2001 and 2000, our Board of Directors granted options to purchase 19,500, 12,250, and 12,000 Shares with exercise prices equal to the stock's fair market value on the date of grant. At March 30, 2002, we had 390,250 options reserved for issuance under this plan.

     Stock options were granted in fiscal 2002, 2001, and 2000 under the plans with an exercise price equal to the stock's fair market value on the date of grant. These options vest in equal installments primarily over three years for officers and other key employees and over two years for all remaining employees and non-employee directors. The options expire ten years from the date of grant. No compensation cost has been recognized in the accompanying consolidated financial statements in accordance with APB No. 25. If compensation cost had been recognized for stock options granted under the plans based on the fair value of the stock options at the grant date in accordance with SFAS No. 123, our historical net income and net income per share in fiscal 2002, 2001, and 2000 would have been reduced to the following pro forma amounts:

                                                              FISCAL YEAR
                                                    -------------------------------
                                                      2002       2001        2000
                                                      ----       ----        ----
Pro forma net income..............................  $151,313    $43,120    $128,000
Pro forma net income per share --
  Basic...........................................      1.55       0.45        1.29
  Diluted.........................................      1.54       0.44        1.29

     We used the Black-Scholes option-pricing model to determine the fair value of grants made. The weighted-average fair value of options granted was $22.03, $11.14, and $12.33 per share in fiscal 2002, 2001 and 2000. The following assumptions were applied in determining the fair value of options granted:

                                                                  FISCAL YEAR
                                                         -----------------------------
                                                          2002       2001       2000
                                                          ----       ----       ----
Risk-free interest rate................................     4.65%      6.35%      5.81%
Expected dividend yield................................        0%         0%         0%
Weighted-average expected option life..................      6.0yrs     6.0yrs     6.0yrs
Expected stock price volatility........................      105%      85.0%      65.0%

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     Stock option activity for the Stock Incentive Plan and Non-Employee Directors Plan in fiscal 2002, 2001 and 2000 was as follows:

                                                              NUMBER       WEIGHTED
                                                                OF         AVERAGE
                                                              SHARES    EXERCISE PRICE
                                                              ------    --------------
BALANCE AT APRIL 3, 1999....................................   5,298        $26.53
  Granted...................................................   2,767         19.07
  Exercised.................................................      --            --
  Forfeited.................................................    (815)        25.64
                                                              ------        ------
BALANCE AT APRIL 1, 2000....................................   7,250        $23.77
  Granted...................................................   2,831         14.73
  Exercised.................................................    (449)        22.95
  Forfeited.................................................    (764)        22.00
                                                              ------        ------
BALANCE AT MARCH 31, 2001...................................   8,868        $20.79
  Granted...................................................   2,450         26.59
  Exercised.................................................  (1,155)        21.20
  Forfeited.................................................    (709)        21.75
                                                              ------        ------
BALANCE AT MARCH 30, 2002...................................   9,454        $22.16
                                                              ======        ======

     Additional information relating to options outstanding as of March 30, 2002, was as follows:

                               WEIGHTED-AVERAGE    WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
   RANGE OF        NUMBER         REMAINING        EXERCISE PRICE OF      NUMBER       EXERCISE PRICE OF
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE   OPTIONS OUTSTANDING   EXERCISABLE   EXERCISABLE OPTIONS
---------------  -----------   ----------------   -------------------   -----------   -------------------
$13.94 - $17.06     2,130            8.2                $14.33               711            $14.34
$17.13 - $19.56     1,666            7.2                 19.01             1,121             19.02
$20.19 - $25.69       299            7.9                 21.86               157             21.51
$26.00 - $29.91     5,359            7.1                 26.74             3,054             26.77
                    -----            ---                ------             -----            ------
                    9,454            7.4                $22.16             5,044            $23.13
                    =====            ===                ======             =====            ======

     In March 1998, our Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Shares. Share repurchases were made in the open market over the two-year period which commenced April 1, 1998. The Board of Directors authorized the extension of the stock repurchase program through March 31, 2004. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. The repurchased shares have been accounted for as treasury stock at cost. As of March 30, 2002, we had repurchased 3,876,506 shares of our Class A common stock at an aggregate cost of $73.2 million.

14.  COMMITMENTS AND CONTINGENCIES

  LEASES

     We lease office, warehouse and retail space and office equipment under operating leases which expire through 2029. As of March 30, 2002, aggregate minimum annual rental payments

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES under noncancelable operating leases with lease terms in excess of one year were payable as follows:

FISCAL YEAR ENDING
------------------
2003........................................................  $ 83,218
2004........................................................    77,090
2005........................................................    71,122
2006........................................................    62,270
2007........................................................    52,395
                                                              --------
Thereafter..................................................   306,952
                                                              --------
                                                              $653,047
                                                              ========

     Rent expense charged to operations was $83.2 million, $75.6 million and $66.7 million, net of sublease income of $0.4 million, $2.2 million, and $1.7 million, in fiscal 2002, 2001 and 2000. Substantially all outlet and retail store leases provide for contingent rentals based upon sales and require us to pay taxes, insurance and occupancy costs. Certain rentals are based solely on a percentage of sales, and one significant lease requires a fair market value adjustment at January 1, 2004. Contingent rental charges included in rent expense were $6.2 million, $6.1 million, and $5.3 million in fiscal 2002, 2001 and 2000.

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

  LEGAL MATTERS

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that source apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions assert that the Saipan factories engage in unlawful practices relating to the recruitment and employment of foreign workers and that the apparel companies, by virtue of their alleged relationships with the factories, have violated various Federal and state laws. One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleges unfair competition and false advertising and seeks equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorney's fees. The second, filed in Federal Court for the Central District of California and subsequently transferred to the United States District Court for the District of Hawaii and then to the United States District Court in Saipan, was brought on behalf of a purported class consisting of the Saipan factory workers. It alleges claims under the Federal civil RICO statute, Federal peonage and involuntary servitude

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES laws, the Alien Tort Claims Act, and state tort law, and seeks equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees. Although we were not named as a defendant in these suits, we source products in Saipan, and counsel for the plaintiffs in these actions informed us that we are a potential defendant in these or similar actions. We have since entered into an agreement, together with other potential defendants, to settle any claims for nonmaterial consideration. The settlement is subject to court approval. On May 10, 2002, the Federal Court certified the plaintiff class and granted preliminary approval of the settlement agreement. A hearing on final approval is expected to be held after notice of the settlement is sent to potential settlement class members. Certain non-settling defendants have filed a petition with the United States Court of Appeals for the Ninth Circuit for permission to appeal the class certification. We have denied any liability and are not in a position to evaluate the likelihood of a favorable or unfavorable outcome if the final approval of the settlement is not received and litigation proceeds.

     As part of the settlement, we were named as a defendant, along with certain other apparel companies, in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., in the San Francisco County Superior Court, and in a Federal Court action styled Doe I et. al. V. Brylane, L.P. et. al. In the United States District Court for the District of Hawaii, that mirrors portions of the larger State and Federal Court actions but does not include RICO and certain of the other claims alleged in those actions. The California action was subsequently dismissed as part of the settlement, and the federal action was transferred to the United States District Court of Saipan. The federal action is expected to remain inactive unless settlement is not finally approved by the Federal Court.

     On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our famous trademarks. This lawsuit continues to proceed as both sides are awaiting the court's decision on various motions. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which is effectively a counterclaim by them in connection with the original trademark action, asserts claims related to our actions in connection with our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stem from our contacts with the United States Polo Association's and Jordache's retailers in which we informed these retailers of our position in the original trademark action. The United States Polo Association and Jordache seek $50 million in compensatory damages and $50 million in punitive damages from us. This new suit has been consolidated with the original trademark action for purposes of discovery and trial. We believe that the United States Polo Association's and Jordache's claims are substantially without merit and intend to pursue our claims and defend against those of the United States Polo Association and Jordache vigorously.

     We are from time to time involved in legal claims, involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. In our opinion, the resolution of any matter currently pending will not have a material adverse effect on our consolidated financial condition or results of operations.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

15.  QUARTERLY INFORMATION (UNAUDITED)

     The following is a summary of certain unaudited quarterly financial information for fiscal 2002 and 2001 (see Basis of Presentation and Organization -- (b) Consolidation of European Entities -- Change in Reporting Period and Note 3):

                                      JUNE 30,    SEPT. 29,    DEC. 29,    MARCH 30,
FISCAL 2002                             2001        2001         2001        2002
-----------                           --------    ---------    --------    ---------
Net revenues........................  $517,829    $595,695     $617,095    $633,088
Gross profit........................   262,361     285,640      287,009     311,793
Net income..........................    31,051      47,810       45,614      48,025
Net income per share --
  Basic.............................  $   0.32    $   0.49     $   0.47    $   0.49
  Diluted...........................      0.32        0.49         0.46        0.48
Shares outstanding -- Basic.........    97,109      97,437       97,506      97,814
Shares outstanding -- Diluted.......    98,493      98,483       98,504      99,146

                                      JULY 1,     SEPT. 30,    DEC. 30,    MARCH 31,
FISCAL 2001                             2000        2000         2000        2001
-----------                           -------     ---------    --------    ---------
Net revenues........................  $487,297    $586,217     $613,740    $538,520
Gross profit........................   252,547     250,133      297,520     262,847
Net income (loss)...................    23,983     (62,821)      50,603      47,497
Net income (loss) per share --
  Basic.............................  $   0.25    $  (0.65)    $   0.52    $   0.49
  Diluted...........................      0.25       (0.65)        0.52        0.48
Shares outstanding -- Basic.........    97,092      96,713       96,530      96,740
Shares outstanding -- Diluted.......    97,350      97,256       97,347      98,164

16.  SEGMENT REPORTING

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

     The retail segment operates two types of stores: outlet and full-price stores, including flagship stores. The stores sell our products purchased from our wholesale segment, our licensees and our suppliers.

     The licensing segment, which consists of product, international and Ralph Lauren Home, generates revenues from royalties through its licensing alliances. The licensing agreements grant the licensee rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas.

     The accounting policies of the segments are consistent with those described in Note 2, Significant Accounting Policies. Intersegment sales and transfers are recorded at cost and treated

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES as a transfer of inventory. All intercompany revenues and profits or losses are eliminated in consolidation. We do not review these sales when evaluating segment performance. We evaluate each segment's performance based upon income or loss from operations before interest, nonrecurring gains and losses and income taxes. Corporate overhead expenses are allocated to each segment based upon each segment's usage of corporate resources.

     Our net revenues, income from operations, depreciation and amortization expense and capital expenditures for fiscal 2002, 2001, and 2000 , and total assets as of March 30, 2002, March 31, 2001 and April 1, 2000, for each segment were as follows:

                                                          FISCAL YEAR
                                             --------------------------------------
                                                2002          2001          2000
                                                ----          ----          ----
NET REVENUES:
  Wholesale................................  $1,198,060    $1,053,842    $  885,246
  Retail...................................     924,273       928,577       833,980
  Licensing................................     241,374       243,355       236,302
                                             ----------    ----------    ----------
                                             $2,363,707    $2,225,774    $1,955,528
                                             ==========    ==========    ==========
INCOME FROM OPERATIONS:
  Wholesale................................  $  158,401    $  127,040    $   81,139
  Retail...................................      18,799        27,710        26,176
  Licensing................................     132,012       145,598       149,900
                                             ----------    ----------    ----------
                                                309,212       300,348       257,215
  Less: Unallocated restructuring and
     special charges.......................      16,000       183,127            --
  Add: Cumulative effect of pre-tax
     accounting change.....................          --            --         6,696
                                             ----------    ----------    ----------
                                             $  293,212    $  117,221    $  263,911
                                             ==========    ==========    ==========
DEPRECIATION AND AMORTIZATION:
  Wholesale................................  $   33,246    $   31,642    $   23,004
  Retail...................................      37,877        35,896        36,393
  Licensing................................      12,796        11,061         6,883
                                             ----------    ----------    ----------
                                             $   83,919    $   78,599    $   66,280
                                             ==========    ==========    ==========
CAPITAL EXPENDITURES:
  Wholesale................................  $   48,829    $   20,957    $   16,219
  Retail...................................      19,182        57,836        60,778
  Licensing................................       4,571         6,217         3,813
  Corporate................................      15,426        20,160        41,200
                                             ----------    ----------    ----------
                                             $   88,008    $  105,170    $  122,010
                                             ==========    ==========    ==========

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                                             MARCH 30,     MARCH 31,      APRIL 1,
                                                2002          2001          2000
                                             ---------     ---------      --------
TOTAL ASSETS:
  Wholesale................................  $  591,680    $  604,834    $  524,223
  Retail...................................     534,036       528,836       596,989
  Licensing................................     161,912       154,714       202,090
  Corporate................................     461,869       337,709       297,260
                                             ----------    ----------    ----------
                                             $1,749,497    $1,626,093    $1,620,562
                                             ==========    ==========    ==========

     Our net revenues for fiscal 2002, 2001, and 2000, and our long-lived assets as of March 30, 2002, and March 31, 2001, by geographic location were as follows:

                                                          FISCAL YEAR
                                             --------------------------------------
                                                2002          2001          2000
                                                ----          ----          ----
NET REVENUES:
  United States............................  $1,895,320    $1,875,223    $1,802,246
  Foreign countries........................     468,387       350,551       153,282
                                             ----------    ----------    ----------
                                             $2,363,707    $2,225,774    $1,955,528
                                             ==========    ==========    ==========

                                             MARCH 30,     MARCH 31,
                                                2002          2001
                                             ---------     ---------
LONG-LIVED ASSETS:
  United States............................  $  269,550    $  305,085
  Foreign countries........................      74,286        42,672
                                             ----------    ----------
                                             $  343,836    $  347,757
                                             ==========    ==========

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF POLO RALPH LAUREN CORPORATION NEW YORK, NEW YORK

     We have audited the consolidated financial statements of Polo Ralph Lauren Corporation and subsidiaries (the "Company"), as of March 30, 2002 and March 31, 2001, and for each of the three years in the period ended March 30, 2002, and have issued our report thereon dated May 21, 2002 (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the elimination of a reporting lag and a change in a method of accounting); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Polo Ralph Lauren Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ DELOITTE & TOUCHE LLP
------------------------------------------------
DELOITTE & TOUCHE LLP

New York, New York
May 21, 2002

                         POLO RALPH LAUREN CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT   CHARGE TO     CHARGE                  BALANCE
                                          BEGINNING    COSTS AND    TO OTHER                 AT END
DESCRIPTION                                OF YEAR      EXPENSES    ACCOUNTS   DEDUCTIONS    OF YEAR
-----------                               ----------   ---------    --------   ----------    -------
YEAR ENDED MARCH 30, 2002
Allowance for doubtful accounts.........   $ 4,667      $ 2,920      $   0      $ 2,496(a)   $ 5,091
Allowance for sales discounts...........     7,423       29,606          0       28,945        8,084
                                           -------      -------      -----      -------      -------
                                           $12,090      $32,526      $  --      $31,441      $13,175
                                           =======      =======      =====      =======      =======
YEAR ENDED MARCH 31, 2001
Allowance for doubtful accounts.........   $ 9,760      $   547      $   0      $ 5,640(a)   $ 4,667
Allowance for sales discounts...........     6,871       35,521          0       34,969        7,423
                                           -------      -------      -----      -------      -------
                                           $16,631      $36,068      $  --      $40,609      $12,090
                                           =======      =======      =====      =======      =======
YEAR ENDED APRIL 1, 2000
Allowance for doubtful accounts.........   $ 7,147      $ 2,734      $   0      $   121(a)   $ 9,760
Allowance for sales discounts...........     6,348       34,098          0       33,575        6,871
                                           -------      -------      -----      -------      -------
                                           $13,495      $36,832      $  --      $33,696      $16,631
                                           =======      =======      =====      =======      =======

---------------
(a) Accounts written-off as uncollectible.

                         POLO RALPH LAUREN CORPORATION

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation (filed as
          Exhibit 3.1 to the Company's Registration Statement on Form
          S-1 (File No. 333-24733) (the "S-1"))*
 3.2      Amended and Restated By-laws of the Company (filed as
          Exhibit 3.2 to the S-1)*
10.1(a)   Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive
          Plan (filed as Exhibit 10.1 to the S-1)*+
10.1(b)   Amendment to Polo Ralph Lauren Corporation 1997 Long-Term
          Stock Incentive Plan (filed as Exhibit A to the Company's
          DEF 14A Proxy Statement, filed June 27, 2000)*+
10.2      Polo Ralph Lauren Corporation 1997 Stock Option Plan for
          Non-Employee Directors (filed as Exhibit 10.2 to the S-1)*+
10.3      Polo Ralph Lauren Corporation Executive Officer Annual
          Incentive Plan (filed as Exhibit 10.3 to the Fiscal 2000
          10-K)+
10.4      Registration Rights Agreement dated as of June 9, 1997 by
          and among Ralph Lauren, GS Capital Partners, L.P., GS
          Capital Partner PRL Holding I, L.P., GS Capital Partners PRL
          Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street
          1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and
          Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the
          S-1)*
10.5      U.S.A. Design and Consulting agreement, dated January 1,
          1985, between Ralph Lauren, individually and d/b/a Ralph
          Lauren Design Studio, and Cosmair, Inc., and letter
          agreement related thereto dated January 1,1985** (filed as
          Exhibit 10.4 to the S-1)*
10.6      Restated U.S.A. License Agreement, dated January 1, 1985,
          between Ricky Lauren and Mark N. Kaplan, as Licensor, and
          Cosmair, Inc., as Licensee, and letter agreement related
          thereto dated January 1, 1985** (filed as Exhibit 10.5 to
          the S-1)*
10.7      Foreign Design and Consulting Agreement, dated January 1,
          1985, between Ralph Lauren, individually and d/b/a Ralph
          Lauren Design Studio, as Licensor, and L'Oreal S.A., as
          Licensee, and letter agreements related thereto dated
          January 1, 1985, September 16, 1994 and October 25, 1994**
          (filed as Exhibit 10.6 to the S-1)*
10.8      Restated Foreign License Agreement, dated January 1, 1985, between The Polo/ Lauren Company, as Licensor, and L'Oreal
          S.A., as Licensee, letter Agreement related thereto dated
          January 1, 1985, and Supplementary Agreement thereto, dated
          October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.9      Amendment, dated November 27, 1992, to Foreign Design and
          Consulting Agreement and Restated Foreign License
          Agreement** (filed as Exhibit 10.8 to the S-1)*
10.10     License Agreement, dated as of July 1, 2000, between Ralph
          Lauren Home Collection, Inc. and WestPoint Stevens Inc.*
          (filed as Exhibit 10.10 to the fiscal 2001 10-k)
10.11     License Agreement, dated March 1, 1998, between The
          Polo/Ralph Lauren Company, L.P. and Polo Ralph Lauren Japan
          Co., Ltd., and undated letter agreement related thereto**
          (field as Exhibit 10.10 to the S-1)*
10.12     Design Services Agreement, dated March 1, 1998, between Polo
          Ralph Lauren Enterprises, L.P. and Polo Ralph Lauren Japan
          Co., Ltd. (filed as Exhibit 10.11 to the S-1)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.13     Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones
          Apparel Group, Inc.** (filed as Exhibit 10.25 to the
          Company's Annual Report on Form 10-K for the Fiscal Year
          ended March 28, 1998 (the "Fiscal 1998 10-K"))*
10.14     License Agreement, dated as of October 18, 1995, by and
          between Polo Ralph Lauren Enterprises, L.P. and Jones
          Apparel Group, Inc. (filed as Exhibit 10-26 to the Fiscal
          1998 10-K)*
10.15     Stockholders Agreement dated as of June 9, 1997 among Polo
          Ralph Lauren Corporation, GS Capital Partners, L.P., GS
          Capital Partners PRL Holding I, L.P., GS Capital Partners
          PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone
          Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P.,
          Mr. Ralph Lauren, RL Holding, L.P. and RL Family (filed as
          Exhibit 10.22 to the S-1)*
10.16     Form of Credit Agreement by Polo Ralph Lauren Corporation
          and The Chase Manhattan Bank (filed as Exhibit 10.24 to the
          S-1)*
10.17     Form of Guarantee and Collateral Agreement by Polo Ralph
          Lauren Corporation in favor of The Chase Manhattan Bank
          (filed as Exhibit 10.25 to the S-1)*
10.18     Credit Agreement between Polo Ralph Lauren Corporation and the Chase Manhattan Bank dated as of March 30, 1999 (filed as Exhibit 10.20 to the Fiscal 1999 10-K)
10.19     Fiscal and Paying Agency Agreement dated November 22, 1999 among Polo Ralph Lauren Corporation, its subsidiary
          guarantors and The Bank of New York, as fiscal and principal paying agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 1, 2000)*
10.20     Stock and Asset Purchase Agreement between Polo Ralph Lauren
          Corporation and S.A. Louis Dreyfus, dated November 23, 1999
          (filed as Exhibit 2.1 to the Form 10-K filed January 10,
          2000)*
10.21     Form of Indemnification Agreement between Polo Ralph Lauren
          Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.22     Amended and Restated Employment Agreement effective April 4,
          1999 between Ralph Lauren and Polo Ralph Lauren Corporation
          (filed as Exhibit 10.23 to the Fiscal 1999 Form 10-K)*+
10.23     Deferred Compensation Agreement dated April 2, 1995 between
          F. Lance Isham and Polo Ralph Lauren, L.P. (filed as Exhibit
          10.14 to the S-1)*+
10.24     Amendment to Deferred Compensation Agreement made as of
          November 10, 1998 between F. Lance Isham and Polo Ralph
          Lauren Corporation (filed as Exhibit 10.14 to the Fiscal
          1999 10-K)*+
10.26     Amended and Restated Employment Agreement effective November
          10, 1998, between F. Lance Isham and Polo Ralph Lauren
          Corporation (filed as Exhibit 10.16 to the Fiscal 1999
          10-K)*+
10.27     Amendment No. 1 to Amended and Restated Employment Agreement
          between Polo Ralph Lauren Corporation and F. Lance Isham,
          dated as of December 21, 2000 (filed as Exhibit 10.1 to the
          Form 10-Q for the quarterly period ended December 30,
          2000).*+
10.28     Employment Agreement effective April 12, 2000 between Polo
          Ralph Lauren Corporation and Roger N. Farah (filed as
          Exhibit 10.27 to the Fiscal 2000 10-K)*+
10.29     Employment Agreement effective January 1, 2000 between Polo
          Ralph Lauren Corporation and Douglas L. Williams (filed as
          Exhibit 10.29 to the Fiscal 2000 10-K)*+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.30     Employment Agreement, dated July 1, 2001, between Polo Ralph
          Lauren Corporation and Gerald M. Chaney (filed as Exhibit
          10.1 to the Company's Registration Statement on Form S-3
          (File No. 333-83500)*+
10.31     Employment Agreement, dated July 1, 2002, between Polo Ralph
          Lauren Corporation and Mitchell A. Kosh (filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-3
          (File No. 333-83500)*+
10.32     Polo Ralph Lauren Corporation Profit Sharing Retirement
          Savings Plan as Amended and Restated Generally Effective as
          of March 31, 2002.+
10.33     Polo Ralph Lauren Corporation Profit Sharing Retirement
          Savings Plan (For Hourly Employees of Fashions Outlet of
          America, Inc., and Subsidiaries and Polo Clothing Co., Inc.)
          as Amended and Restated Generally Effective as of March 31,
          2002.+
10.34     Consulting Agreement, dated as of March 25, 2002, between
          Polo Ralph Lauren Corporation and Arnold H. Aronson.+
21.1      List of Significant Subsidiaries of the Company (filed as
          Exhibit 21.1 to the Fiscal 2001 10-K)
23.1      Consents of Deloitte & Touche LLP

---------------
 * Incorporated herein by reference.

 + Exhibits is a management contract or compensatory plan or arrangement.

** Portions of Exhibits 10.5-10.14 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.