Form 10-Q
period 2002-06-29
POLO RALPH LAUREN CORP
filed 2002-08-13
CIK 1037038

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-13057

                         POLO RALPH LAUREN CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-2622036
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)

             650 MADISON AVENUE,                                   10022
              NEW YORK, NEW YORK                                 (Zip Code)
   (Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                  212-318-7000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 7, 2002 44,567,861 shares of the registrant's Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding and 10,570,979 shares of the registrant's Class C Common Stock, $.01 par value were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         POLO RALPH LAUREN CORPORATION

                               INDEX TO FORM 10-Q

PART 1.  FINANCIAL INFORMATION

                                                              PAGE
                                                              -----
Item 1.  Financial Statements
  Consolidated Balance Sheets as of June 29, 2002
     (Unaudited) and March 30, 2002.........................      2
  Consolidated Statements of Operations for the three months
     ended June 29, 2002 and June 30, 2001 (Unaudited)......      3
  Consolidated Statements of Cash Flows for the three months
     ended June 29, 2002 and June 30, 2001 (Unaudited)......    4-5
  Notes to Consolidated Financial Statements................   6-11
Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................  12-19
Item 3.  Quantitative and Qualitative Disclosures about
  Market Risk...............................................     19

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................     20

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                JUNE 29,       MARCH 30,
                                                                  2002            2002
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................    $  371,623     $  244,733
  Accounts receivable, net of allowances of $7,522 and
     $13,175................................................       208,363        353,608
  Inventories...............................................       384,865        349,818
  Deferred tax assets.......................................        21,091         17,897
  Prepaid expenses and other................................        52,859         42,001
                                                                ----------     ----------
       TOTAL CURRENT ASSETS.................................     1,038,801      1,008,057
Property and equipment, net.................................       341,519        343,836
Deferred tax assets.........................................        64,076         58,127
Goodwill, net...............................................       289,430        273,348
Other assets, net...........................................        68,797         66,129
                                                                ----------     ----------
                                                                $1,802,623     $1,749,497
                                                                ==========     ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short term bank borrowings................................    $  124,887     $   32,988
  Accounts payable..........................................       159,952        177,472
  Income taxes payable......................................        58,608         52,819
  Accrued expenses and other................................       148,393        128,492
                                                                ----------     ----------
       TOTAL CURRENT LIABILITIES............................       491,840        391,771
Long-term debt..............................................       225,475        285,414
Other noncurrent liabilities................................        79,090         74,117
Stockholders' equity
  Common Stock
     Class A, par value $.01 per share; 500,000,000 shares
      authorized; 35,688,098 and 34,948,730 shares issued...           363            361
     Class B, par value $.01 per share; 100,000,000 shares
      authorized; 43,280,021 shares issued and
      outstanding...........................................           433            433
     Class C, par value $.01 per share; 70,000,000 shares
      authorized; 22,720,979 shares issued and
      outstanding...........................................           227            227
  Additional paid-in-capital................................       494,402        490,337
  Retained earnings.........................................       608,584        602,124
  Treasury Stock, Class A, at cost (3,887,094 and 3,771,806
     shares)................................................       (73,555)       (73,246)
  Accumulated other comprehensive loss......................       (22,194)       (19,799)
  Unearned compensation.....................................        (2,042)        (2,242)
                                                                ----------     ----------
       TOTAL STOCKHOLDERS' EQUITY...........................     1,006,218        998,195
                                                                ----------     ----------
                                                                $1,802,623     $1,749,497
                                                                ==========     ==========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              JUNE 29, 2002    JUNE 30, 2001
                                                              --------------   --------------
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                      PER SHARE DATA)
Net sales...................................................   $   413,866      $   461,058
Licensing revenue...........................................        53,134           56,771
                                                               -----------      -----------
  NET REVENUES..............................................       467,000          517,829
Cost of goods sold..........................................       234,396          255,468
                                                               -----------      -----------
  GROSS PROFIT..............................................       232,604          262,361
Selling, general and administrative expenses................       214,916          208,773
                                                               -----------      -----------
  INCOME FROM OPERATIONS....................................        17,688           53,588
Foreign currency loss (gain)................................         3,531           (2,827)
Interest expense, net.......................................         3,984            5,924
                                                               -----------      -----------
  INCOME BEFORE INCOME TAXES................................        10,173           50,491
Income tax provision........................................         3,713           19,440
                                                               -----------      -----------
  NET INCOME................................................   $     6,460      $    31,051
                                                               ===========      ===========
Net income per share -- Basic...............................   $      0.07      $      0.32
                                                               ===========      ===========
Net income per share -- Diluted.............................   $      0.07      $      0.32
                                                               ===========      ===========
Weighted average common shares outstanding -- Basic.........    98,161,220       97,108,788
                                                               ===========      ===========
Weighted average common shares outstanding -- Diluted.......    99,333,199       98,493,077
                                                               ===========      ===========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  6,460   $ 31,051
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    18,462     20,923
  Provision for (Benefit from) deferred income taxes........     3,384       (393)
  Provision for losses on accounts receivable...............       446        357
  Foreign currency losses (gains)...........................     3,531     (2,827)
  Other.....................................................   (11,202)    (3,363)
  Changes in assets and liabilities, net of acquisitions
     Accounts receivable....................................   152,138     28,401
     Inventories............................................   (20,251)   (23,143)
     Prepaid expenses and other.............................    (7,116)        59
     Other assets...........................................      (146)     1,368
     Accounts payable.......................................   (22,726)    12,967
     Income taxes payable (receivable)......................     5,789     41,985
     Accrued expenses and other.............................      (469)   (23,287)
                                                              --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................   128,300     84,098
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment.......................   (12,495)   (16,237)
  Increase (decrease) in cash surrender value -- officers'
     life insurance.........................................       775       (837)
                                                              --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (11,720)   (17,074)
CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchases of common stock...............................      (309)        --
  Proceeds from issuance of common stock....................     4,067     10,114
  Proceeds from (Repayments of) short term borrowings,
     net....................................................     9,314    (48,665)
  Repayments of long-term debt..............................    (7,746)        --
                                                              --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     5,326    (38,551)

Effect of exchange rate changes on cash.....................     4,984     (1,091)

Net increase (decrease) in cash and cash equivalents........   126,890     27,382
Cash and cash equivalents at beginning of period............   244,733    102,219
                                                              --------   --------
Cash and cash equivalents at end of period..................  $371,623   $129,601
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                                                  (UNAUDITED)
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest....................................  $ 1,667     $1,848
                                                              =======     ======
  Cash paid for income taxes................................  $11,723     $1,417
                                                              =======     ======

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION FOR JUNE 29, 2002 AND JUNE 30, 2001 IS UNAUDITED)
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

1.  BASIS OF PRESENTATION AND ORGANIZATION

  (A) BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation ("PRLC") and its wholly and majority owned subsidiaries (collectively referred to as the "Company", "we", "us", and "our"). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for March 30, 2002 is derived from the audited financial statements which are included in the Company's report on fiscal 2002 Form 10-K, which should be read in conjunction with these financial statements.

     Effective December 30, 2001, for reporting purposes the Company changed the fiscal year ends of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on a three-month lag with a fiscal year ending December 31. Accordingly, we have included the June 29, 2002 and March 30, 2002 balance sheets of our wholly owned European subsidiaries in the accompanying June 29, 2002 and March 30, 2002, consolidated balance sheets. We also have consolidated the results of operations of our wholly owned European subsidiaries for the three months ended June 29, 2002 and March 31, 2001 in the three months ended June 29, 2002 and June 30, 2001 consolidated statements of income and cash flows. Had certain of the European subsidiaries been consolidated on a consistent fiscal year basis for the three months ended June 30, 2001, net revenues would have been $473.3 million and net income would have been $15.7 million.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.

  (B) ACQUISITIONS

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

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     On October 22, 2001, we acquired the Polo Brussels SA store from one of our licensees. The purchase price of this transaction was approximately $3.0 million in cash, which was primarily allocated to goodwill. The sales and total assets were not material. The proforma effect of these two acquisitions on the historical results were not material.

     Consistent with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, these acquisitions were accounted for as purchases and the goodwill recorded is not being amortized

2. RESTRUCTURING AND SPECIAL CHARGES

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

     In connection with the implementation of the Operational Plan, we recorded a pretax restructuring charge of $128.6 million in our second quarter of fiscal 2001, subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of fiscal 2001. After extensive review of the Operational Plan, and changes in business conditions in certain markets in which we operate, we made adjustments to the Operational Plan in the fourth quarter of fiscal 2002. We recorded an additional $16.0 million of lease termination costs associated with the closure of our retail stores due to market factors that were less favorable than originally estimated. The major components of the charge and the activity through for the three months ended June 29, 2002 were as follows:

                                                                      LEASE AND
                                                     SEVERANCE AND    CONTRACT
                                                      TERMINATION    TERMINATION
                                                       BENEFITS         COSTS       TOTAL
                                                     -------------   -----------   -------
Balance at March 30, 2002..........................      $807          $14,155     $14,962
2003 activity......................................      (628)          (1,352)     (1,980)
                                                         ----          -------     -------
Balance at June 29, 2002...........................      $179          $12,803     $12,982
                                                         ====          =======     =======

     Total severance and termination benefits as a result of the Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the Operational Plan are expected to be approximately $40.7 million, $27.7 million of which have been paid through June 29, 2002. We completed the implementation of the Operational Plan in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2003.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

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

     In connection with the implementation of the Restructuring Plan, we recorded a pretax restructuring charge of $58.6 million in our fourth quarter of fiscal 1999. The major components of the restructuring charge and the activity for the three months ended June 29, 2002 were as follows:

                                                                      LEASE AND
                                                     SEVERANCE AND    CONTRACT
                                                      TERMINATION    TERMINATION
                                                       BENEFITS         COSTS       TOTAL
                                                     -------------   -----------   -------
Balance at March 30, 2002..........................     $1,456         $ 1,226     $ 2,682
2003 activity......................................       (527)         (1,250)     (1,777)
                                                        ------         -------     -------
Balance at June 29, 2002...........................     $  929         $   (24)    $   905
                                                        ======         =======     =======

     Total severance and termination benefits as a result of the Restructuring Plan related to approximately 280 employees, all of whom have been terminated. Total cash outlays related to the Restructuring Plan are approximately $39.5 million, $38.6 million of which have been paid to date. We completed the implementation of the Restructuring Plan in fiscal 2000 and expect to settle the remaining liabilities in fiscal 2003.

3.  INVENTORIES

     Inventories are valued at lower of cost (first-in, first-out, "FIFO") or market and consist of the following:

                                                              JUNE 29,   MARCH 30,
                                                                2002       2002
                                                              --------   ---------
Raw materials...............................................  $  9,066   $  3,874
Work-in-process.............................................     8,541      5,469
Finished goods..............................................   367,258    340,475
                                                              --------   --------
                                                              $384,865   $349,818
                                                              ========   ========

4.  DERIVATIVE INSTRUMENTS

     In June 2002, we entered into a cross currency rate swap, which terminates November 2006. The cross currency rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations in both principal and interest payments resulting from the Euro debt; and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt; and was de minimis for the three months ended June 29, 2002.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

5.  COMPREHENSIVE INCOME

     For the three months ended June 29, 2002 and June 30, 2001, comprehensive income was as follows:

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2002       2001
                                                              --------   --------
Net Income..................................................  $  6,460   $31,051
Other comprehensive income (loss), net of taxes:
  Foreign currency translation adjustments..................    18,410     2,421
  Cumulative transition adjustment gains, net...............        --     4,028
  Unrealized losses on cash flow hedge contracts, net.......   (20,805)     (156)
                                                              --------   -------
  Comprehensive Income......................................  $  4,065   $37,344
                                                              ========   =======

     The income tax effect related to foreign currency translation adjustments, cumulative transition adjustment gains, net, and unrealized losses on cash flow hedge contracts, net, was a benefit of $1.4 million in the three months ended June 29, 2002, and an expense of $3.9 million in the three months ended June 30, 2001.

6.  SEGMENT REPORTING

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

     Our net revenues and income from operations for the three months ended June 29, 2002 and June 30, 2001, by segment were as follows:

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2002       2001
                                                              --------   --------
NET REVENUES:
  Wholesale.................................................  $186,728   $245,173
  Retail....................................................   227,139    215,885
  Licensing.................................................    53,133     56,771
                                                              --------   --------
                                                              $467,000   $517,829
                                                              ========   ========
INCOME (LOSS) FROM OPERATIONS:
  Wholesale.................................................  $(21,930)  $ 21,002
  Retail....................................................    15,870      3,923
  Licensing.................................................    23,748     28,663
                                                              --------   --------
                                                              $ 17,688   $ 53,588
                                                              ========   ========

7.  RECENTLY ISSUED PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board, or "FASB", issued Statement of Financial Accounting Standards, or SFAS No. 141 and SFAS No. 142. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 were effective for the Company's first quarter in the fiscal year ending March 29, 2003 or for any business combinations initiated after June 30, 2001.

     Effective March 31, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective March 31, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Reported net income.........................................   $6,460    $31,051
                                                               ------    -------
Goodwill amortization, net of tax...........................        0      1,255
                                                               ------    -------
Adjusted net income per share...............................   $6,460    $32,306
                                                               ======    =======
Adjusted net income basic and diluted.......................   $ 0.07    $  0.34
                                                               ------    -------

     The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. We expect to complete the transitional impairment test during the quarter ending September 28, 2002.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, this Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Effective March 31, 2002, the Company adopted the pronouncement and there was no material impact on our consolidated results of operations.

     In April 2002, the FASB, issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES describe their applicability under changed conditions, SFAS No. 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for our first quarter in the fiscal year ending April 3, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on our consolidated results of operations or financial position.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

8.  RECLASSIFICATION

     For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

                         POLO RALPH LAUREN CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is a summary and should be read together with our consolidated financial statements and related notes thereto which are included herein. We utilize a 52-53 week fiscal year ending on the Saturday nearest March 31. Fiscal 2003 and fiscal 2002 end on March 29, 2003 and March 30, 2002, respectively, and each reflect a 52-week period. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are referred to herein as "licensing partners" and the relationships are referred to herein as "licensing alliances." Notwithstanding these references, however, the legal relationship between our licensees and us is one of licensor and licensee, and not one of partnership.

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

RESULTS OF OPERATIONS

     The table below sets forth the percentage relationship to net revenues of certain items in our consolidated statements of income for the three months ended June 29, 2002 and June 30, 2001:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              JUNE 29,    JUNE 30,
                                                                2002        2001
                                                              ---------   ---------
Net.........................................................     88.6%       89.0%
sales Licensing revenue.....................................     11.4        11.0
                                                                -----       -----
Net revenues................................................    100.0       100.0
                                                                -----       -----
Gross profit................................................     49.8        50.7
Selling, general and administrative expenses................     46.0        40.3
                                                                -----       -----
Income from operations......................................      3.8        10.4
Foreign currency loss (gain)................................      0.8        (0.5)
Interest expense, net.......................................      0.9         1.1
                                                                -----       -----
Income before income taxes..................................      2.1%        9.8%
                                                                =====       =====

CONSOLIDATION OF EUROPEAN ENTITIES -- CHANGE IN REPORTING PERIOD

     Effective December 30, 2001, for reporting purposes the Company changed the fiscal year ends of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on a three-month lag with a fiscal year ending December 31. Accordingly, we have included the June 29, 2002 and March 30, 2002 balance sheets of our wholly owned European subsidiaries in the accompanying June 29, 2002 and March 30, 2002, consolidated balance sheets. We also have consolidated the results of operations of our wholly owned European subsidiaries for the three months ended June 29, 2002 and March 31, 2001 in the three months ended June 29, 2002 and June 30, 2001 consolidated statements of income and cash flows. Had certain of the European subsidiaries been consolidated on a consistent fiscal year basis for the three months ended June 30, 2001, net revenues would have been $473.3 million and net income would have been $15.7 million.

     The impact of consolidating the results of the European subsidiaries for three months ended June 30, 2001 as compared to a three month lag relates primarily to their first quarter being included rather then their fourth quarter. Traditionally, the first quarter for our European subsidiaries is weaker then their fourth quarter.

  THREE MONTHS ENDED JUNE 29, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Net Sales. Net sales decreased 10.2% to $413.9 million in the three months ended June 29, 2002, from $461.1 million in the three months ended June 30, 2001. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended June 30, 2001, net sales would have been $419.6.

     Wholesale net sales decreased 23.8% to $186.7 million in the three-month period, from $245.2 million in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended June 30, 2001, wholesale net sales would have been $201.8 million, and the decrease would have been 7.5%. This decrease primarily reflects a strategical stream lining of the amount of product sold to the department stores. In addition, the Lauren classification line for men was discontinued which represented approximately $5.0 million of wholesale net sales in the first quarter of fiscal 2002. These decreases were offset by a $23.0 million increase, approximately 101.3%, in the European wholesale business which primarily reflects the acquisition of PRL Fashions of Europe S.R.L in October 2001, which held licenses to sell women's Ralph Lauren apparel in Europe, mens' and boys' Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans Co. collections in Italy.

     Retail sales increased $11.2 million, 5.2%, to $227.1 million in the three months ended June 29, 2002, from $215.9 million in the corresponding period in fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended June 30, 2001, retail net sales would have been $217.8 million, and the increase would have been 4.3%. This increase is primarily driven by the 7.6% increase in comparable outlet store sales which were offset by a 10.2% decrease in our full price stores.

     At June 29, 2002, we operated 237 stores compared to 232 stores in the first quarter of fiscal 2002. The Company's retail group consisted of 39 Polo Ralph Lauren stores, 54 Club Monaco stores, 93 full line Outlet stores, 22 Polo Jeans Co. outlet stores, 19 European Outlet stores and 10 Club Monaco Outlet stores. During the three months ended June 29, 2002, the Company opened three European outlet stores, closed one domestic outlet store and one Canadian Club Monaco stores.

     Licensing Revenue. Licensing revenue decreased 6.5% to $53.1 million in the three months ended June 29, 2002, from $56.8 million in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended June 30, 2001, licensing revenue would have been $53.7 million, resulting in a 1.1% decrease.

     Gross Profit. Gross profit as a percentage of net revenues decreased to 49.8% in the three months ended June 29, 2002, from 50.7% in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended June 30, 2001, gross profit would have been 49.7%. Decreased margins in the wholesale business due to the sell through of product from the discontinued Lauren classification line for men and the RL Sport line women were offset by increased domestic retail merchandise margins.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percentage of net revenues increased to 46.0% in the three months ended June 29, 2002, from 40.3% of net revenues in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended June 30, 2001, SG&A expenses as a percentage of net revenues would have been 43.6%, an increase of 2.4%. This increase is primarily due to higher selling salaries and related costs related to the increase in the European retail business combined with increased operating expenses from the acquisition of PRL Fashions of Europe S.R.L in October 2001, which held licenses to sell women's Ralph Lauren apparel in Europe, mens' and boys' Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans Co. collections in Italy.

     Interest and Other Expense. Interest expense decreased to $4.0 million in the three months ended June 29, 2002, from $5.9 million in the comparable period in fiscal 2002. This decrease was primarily due to significantly increased levels of cash and cash equivalents during the three months ended June 29, 2002 and decreased borrowings during the current quarter as a result of repurchases of a portion of our outstanding Euro debt.

     Income Taxes. The effective tax rate decreased to 36.5% in the three months ended June 29, 2002, from 38.5% in the corresponding period in fiscal 2002. This decline is primarily as a result of the implementation of tax strategies.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion, acquisitions, and other corporate activities. Our main sources of liquidity are cash flows from operations, credit facilities and other borrowings.

     Net cash provided by operating activities increased to $134.3 million in the three months ended June 29, 2002, from $84.1 million in the comparable period in fiscal 2002. This increase was primarily due to a significant decrease in accounts receivable and accounts payable which primarily relates to the seasonality in the European business from the European subsidiaries being consolidated on a current basis in the three months ended June 29, 2002 as compared to a three month lag in the comparable period in fiscal 2002.

     Net cash used in investing activities decreased to $11.7 million in the three months ended June 29, 2002 as compared to $17.1 million in the comparable period in fiscal 2002 primarily due to the decrease in capital expenditures of approximately $3.7 million compared to the same period in the prior year.

     Net cash provided by financing activities was $5.3 million in the three months ended June 29, 2002 as compared to net cash used in financing activities of $38.6 million, in the comparable period in fiscal 2002. This change is primarily due to the proceeds from the issuance of common stock of $4.1 million and $9.3 of proceeds from short-term borrowings offset by the repurchase of $7.7 million of our Euro debt.

     In June 1997, we entered into a credit facility with a syndicate of banks which provides for a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002. Borrowings under the syndicated bank credit facility bear interest, at our option, at a base rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin based on the Federal Reserve Boards "Eurocurrency liabilities" reserve requirements. The margin was 0.875% as of June 29, 2002.

     In March 1999, in connection with our acquisition of Club Monaco, we entered into a $100.0 million senior credit facility with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan. The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The term loan was used to finance the acquisition of all of the outstanding common stock of Club Monaco and to repay indebtedness of Club Monaco. The term loan is also repayable on June 30, 2003. Borrowings under the 1999 senior credit facility bear interest, at our option, at a Base Rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent and the prime commercial lending rate of The Chase Manhattan Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin based on the Federal Reserve Board's "Eurocurrency liabilities" reserve requirements. The margin was 0.875% as of June 29, 2002. In April 1999, we entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to convert the variable interest rate on our 1999 senior credit facility to a fixed rate of 5.5%.

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

     In June 2002, we entered into a cross currency rate swap, which terminates November 2006. The cross currency rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations in both principal and interest payments resulting from the Euro debt; and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt; and was de minimis for the three months ended June 29, 2002.

     In fiscal 2003, we repurchased Euro 8.3 million, or $7.7 million based on Euro exchange rates, of our outstanding Euro debt.

     As of June 29, 2002, we had $44.9 million outstanding in direct borrowings, $80.0 million outstanding under the term loan and $225.5 million outstanding in Euro debt based on the quarter end Euro exchange rate. We were also contingently liable for $26.1 million in outstanding letters of credit primarily related to commitments for the purchase of inventory. The weighted-average interest rate on our borrowings at June 29, 2002 was 5.9%.

     We recognize foreign currency gains or losses in connection with our Euro debt based on fluctuations in foreign exchange rates. We recorded $3.5 million in foreign currency loss in the three months ended June 29, 2002 and $2.8 million in foreign currency gains in the three months ended June 30, 2001.

     Total cash outlays related to the fiscal 2001 Operational Plan are expected to be approximately $40.7 million, $27.7 million of which have been paid through June 29, 2002. We completed the implementation of the operational plan in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2003.

     Total cash outlays related to the 1999 Restructuring Plan are approximately $39.5 million, $38.6 million of which has been paid through June 29, 2002. We completed the implementation of the operational plan in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2003.

     Capital expenditures were $12.5 million and $16.2 million in the three months ended June 29, 2002 and June 30, 2001, respectively. Capital expenditures primarily reflect costs associated with the following:

     - The expansion of our retail operations;

     - make the shop-within-shops development program which includes new shops, renovations and expansions;

     - the expansion of our distribution facilities;

     - our information systems; and

     - other capital projects.

     On October 31, 2001, the Company completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L., which holds licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boys' Polo Ralph Lauren apparel in Italy, and our men's and women's Polo Jeans Co. collections in Italy. The purchase price was approximately $22.0 million in cash plus the assumption of certain liabilities and earn-out payments based on achieving profitability targets over the first three years, with a guaranteed minimum annual payment of $3.5 million each year.

     In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Class A common stock. Share repurchases were to be made in the open market over a two-year period which commenced April 1, 1998. The Board of Directors has extended the stock repurchase program through March 31, 2004. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of June 29, 2002, we repurchased 3,887,094 shares of our Class A common stock at an aggregate cost of $73.6 million.

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

     Effective December 30, 2001, for reporting purposes the Company changed the fiscal year ends of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on a three-month lag with a fiscal year ending December 31. Accordingly, we have included the June 29, 2002 and March 30, 2002 balance sheets of our wholly owned European subsidiaries in the accompanying June 29, 2002 and March 30, 2002, consolidated balance sheets. We also have consolidated the results of operations of our wholly owned European subsidiaries for the three months ended June 29, 2002 and March 31, 2001 in the three months ended June 29, 2002 and June 30, 2001 consolidated statements of income and cash flows. Had certain of the European subsidiaries been consolidated on a consistent fiscal year basis for the three months ended June 30, 2001, net revenues would have been $473.3 million and net income would have been $15.7 million.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board, or "FASB", issued Statement of Financial Accounting Standards, or SFAS No. 141 and SFAS No. 142. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. Intangible assets that have finite lives will continue to be amortized over their useful lives. SFAS No. 141 and SFAS No. 142 were effective for the Company's first quarter in the fiscal year ending March 29, 2003 or for any business combinations initiated after June 30, 2001.

     Effective March 31, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective March 31, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                              THREE MONTHS ENDED
                                                              -------------------
                                                              JUNE 29,   JUNE 30,
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Reported net income.........................................   $6,460    $31,051
                                                               ------    -------
Goodwill amortization, net of tax...........................        0      1,255
                                                               ------    -------
Adjusted net income.........................................   $6,460    $32,306
                                                               ------    -------
Adjusted net income per share basic and diluted.............   $ 0.07    $  0.34
                                                               ======    =======

     The provisions of SFAS No. 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments treated as a cumulative effect of a change in accounting principle. We expect to complete the transitional impairment test during the quarter ending September 28, 2002.

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

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, SFAS No. 144 retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Effective March 31, 2002, the Company adopted this pronouncement and there was no material impact on our consolidated results of operations.

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. We manage these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. Our policy allows for the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. During the three months ended June 29, 2002, there were significant fluctuations in the value of the Euro. We entered into a cross currency rate swap in June 2002 to minimize the impact of foreign exchange fluctuations on the Euro debt and the impact of fluctuations in the interest rate on the fair value of the Euro debt. Since March 30, 2002, other then disclosed above, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits --

        10.1 Amended and Restated Employment Agreement, effective as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah.

     (b) Reports on Form 8-K --

          The Company filed no reports on Form 8-K in the quarter ended June 29, 2002.

                                   SIGNATURES

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Polo Ralph Lauren Corporation (the "Company") on Form 10-Q for the period ended June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ralph Lauren, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                   /s/ RALPH LAUREN
                                          --------------------------------------
                                          Ralph Lauren

                                          August 13, 2002

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Polo Ralph Lauren Corporation (the "Company") on Form 10-Q for the period ended June 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald M. Chaney, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                 /s/ GERALD M. CHANEY
                                          --------------------------------------
                                          Gerald M. Chaney

                                          August 13, 2002

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

Date: August 13, 2002