Form 10-Q
period 2002-09-28
POLO RALPH LAUREN CORP
filed 2002-11-12
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13057

Polo Ralph Lauren Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-2622036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

212-318-7000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      At November 7, 2002 48,841,971 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding and 10,570,979 shares of the registrant’s Class C Common Stock, $.01 par value were outstanding.

POLO RALPH LAUREN CORPORATION

INDEX TO FORM 10-Q

		Page

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 28, 2002 (Unaudited) and March 30, 2002	2
	Consolidated Statements of Operations for the three and six months ended September 28, 2002 and September 29, 2001 (Unaudited)	3
	Consolidated Statements of Cash Flows for the three months ended September 28, 2002 and September 29, 2001 (Unaudited)	4
	Notes to Consolidated Financial Statements	5-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security-Holders	19-20
Item 6.	Exhibits and Reports on Form 8-K	20
Signatures		21
Certifications		22-23

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 28,	March 30,
	2002	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$355,475	$244,733
Accounts receivable, net of allowances of $7,896 and $13,175	290,698	353,608
Inventories	401,521	349,818
Deferred tax assets	18,989	17,897
Prepaid expenses and other	58,986	42,001

Total current assets	1,125,669	1,008,057
Property and equipment, net	344,032	343,836
Deferred tax assets	66,762	58,127
Goodwill, net	284,623	273,348
Other assets, net	71,869	66,129

Total assets	$1,892,955	$1,749,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short term bank borrowings	$120,442	$32,988
Accounts payable	173,786	177,472
Income taxes payable	83,560	52,819
Accrued expenses and other	151,155	128,492

Total current liabilities	528,943	391,771
Long-term debt	226,577	285,414
Other noncurrent liabilities	79,448	74,117
Commitments & Contingencies (Note 9)
Stockholders’ equity
Common Stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 48,841,671 and 36,103,439 shares issued	488	361
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Class C, par value $.01 per share; 70,000,000 shares authorized; 10,570,979 and 22,720,929 shares issued and outstanding	106	227
Additional paid-in-capital	501,441	490,337
Retained earnings	660,328	602,124
Treasury Stock, Class A, at cost (3,887,094 and 3,876,506 shares)	(73,555)	(73,246)
Accumulated other comprehensive loss	(24,128)	(19,799)
Unearned compensation	(7,126)	(2,242)

Total stockholders’ equity	1,057,987	998,195

Total liabilities & stockholders’ equity	$1,892,955	$1,749,497

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net sales	$574,554	$528,202	$988,420	$989,260
Licensing revenue	66,285	67,493	119,419	124,264

Net revenues	640,839	595,695	1,107,839	1,113,524
Cost of goods sold	319,573	310,055	553,969	565,522

Gross profit	321,266	285,640	553,870	548,002
Selling, general and administrative expenses	236,618	199,507	451,534	408,281

Income from operations	84,648	86,133	102,336	139,721
Foreign currency loss	220	5,664	3,752	2,837
Interest expense, net	2,942	4,779	6,926	10,703

Income before income taxes	81,486	75,690	91,658	126,181
Income tax provision	29,742	27,880	33,454	47,318

Net income	$51,744	$47,810	$58,204	$78,863

Net income per share — Basic	$0.53	$0.49	$0.59	$0.81

Net income per share — Diluted	$0.52	$0.49	$0.59	$0.80

Weighted average common shares outstanding — Basic	98,301,441	97,437,461	98,230,188	97,273,124

Weighted average common shares outstanding — Diluted	99,319,019	98,483,031	99,440,497	98,454,113

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended

	September 28,	September 29,
	2002	2001

Cash flows from operating activities
Net income	$58,204	$78,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,115	44,737
Benefit from deferred income taxes	(7,128)	(9,517)
Provision for losses on accounts receivable	1,210	698
Foreign currency losses	3,752	2,837
Other	(15,106)	(4,363)
Changes in assets and liabilities
Accounts receivable	73,435	(14,237)
Inventories	(39,781)	1,320
Prepaid expenses and other	(13,892)	26,461
Other assets	(2,026)	1,376
Accounts payable	(9,352)	581
Income taxes payable (receivable)	30,741	68,908
Accrued expenses and other	17,594	(71,427)

Net cash provided by operating activities	139,766	126,237
Cash flows from investing activities
Purchases of property and equipment	(40,177)	(40,242)
Increase (Decrease) in cash surrender value — officers’ life insurance	1,911	(1,540)

Net cash used in investing activities	(38,266)	(41,782)
Cash flows from financing activities
Repurchases of common stock	(309)	(2,067)
Proceeds from exercise of stock options	5,644	11,882
Proceeds from (Repayments of) short term borrowings, net	6,307	(24,379)
Repayments of long-term debt	(7,746)	—

Net cash provided by (used in) financing activities	3,896	(14,564)
Effect of exchange rate changes on cash	5,346	(358)
Net increase in cash and cash equivalents	110,742	69,533
Cash and cash equivalents at beginning of period	244,733	102,219

Cash and cash equivalents at end of period	$355,475	$171,752

Supplemental cash flow information
Cash paid for interest	$2,789	$3,018

Cash paid (refunded) for income taxes	$14,681	$(25,716)

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for September 28, 2002 and September 29, 2001 is unaudited)
(In thousands, except where otherwise indicated)

1.     Basis of Presentation and Organization

      The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries (collectively referred to as the “Company”, “we”, “us”, and “our”). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for March 30, 2002 is derived from the audited financial statements which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 30, 2002 (“fiscal 2002”), which should be read in conjunction with these financial statements. Reference is made to such annual report on Form 10-K for a complete set of financial notes, including the Company’s significant accounting policies. The results of operations for the three and six months ended September 28, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ended March 29, 2003 (“fiscal 2003”).

      Effective December 30, 2001, for reporting purposes the Company changed the fiscal years of certain of its European subsidiaries in the consolidated financial statements to end on the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, these European subsidiaries were consolidated and reported on a three-month lag with fiscal years ending December 31. Accordingly, we have included the September 28, 2002 and March 30, 2002 balance sheets of these European subsidiaries in the accompanying September 28, 2002 and March 30, 2002, consolidated balance sheets. We also have consolidated the results of operations of these European subsidiaries for the three and six months ended September 28, 2002 and June 30, 2001 in the three and six months ended September 28, 2002 and September 29, 2001 consolidated statements of operations and cash flows. Had these European subsidiaries been consolidated on a consistent fiscal year basis for the three and six months ended September 29, 2001, net revenues would have been $659 million and $1,133 million, and net income would have been $66 million and $82 million, respectively.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.

2.     Restructuring and Special Charges

(a) 2001 Operational Plan

      The major components of the activity in the restructuring charge taken in connection with the Company’s 2001 Operational Plan (as defined in the Company’s fiscal 2002 Form 10-K) for the six months ended September 28, 2002 were as follows:

	Severance and
	Termination	Lease and Contract
	Benefits	Termination Costs	Total

Balance at March 30, 2002	$807	$14,155	$14,962
Fiscal 2003 activity	(582)	(7,560)	(8,142)

Balance at September 28, 2002	$225	$6,595	$6,820

      Total severance and termination benefits as a result of the 2001 Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the 2001 Operational Plan are

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be approximately $40.7 million, $33.9 million of which have been paid through September 28, 2002. We completed the implementation of the 2001 Operational Plan in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2003 or in accordance with contract terms.

(b) 1999 Restructuring Plan

      The major components of the restructuring activity in the restructuring charge taken in connection with the Company’s 1999 Restructuring Plan (as defined in the Company’s fiscal 2002 Form 10-K) for the six months ended September 28, 2002 were as follows:

	Severance and
	Termination	Lease and Contract
	Benefits	Termination Costs	Total

Balance at March 30, 2002	$1,456	$1,226	$2,682
Fiscal 2003 activity	(981)	(1,250)	(2,231)

Balance at September 28, 2002	$475	$(24)	$451

      Total severance and termination benefits as a result of the 1999 Restructuring Plan related to approximately 280 employees, all of whom have been terminated. Total cash outlays related to the 1999 Restructuring Plan are approximately $39.5 million, $39.0 million of which have been paid to date. We completed the implementation of the 1999 Restructuring Plan in fiscal 2000 and expect to settle the remaining liabilities in fiscal 2003 or in accordance with contract terms.

3.     Inventories

      Inventories are valued at lower of cost (first-in, first-out, “FIFO”) or market and consist of the following:

	September 28,	March 30,
	2002	2002

Raw materials	$8,745	$3,874
Work-in-process	6,299	5,469
Finished goods	386,477	340,475

	$401,521	$349,818

4.     Derivative Instruments

      In June 2002, we entered into a cross currency rate swap, which expires in November 2006. The cross currency rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange and interest rate fluctuations on the fair value of the Euro debt. The swap has been designated as a fair value hedge under Statements of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt, and was deminimis for the six months ended September 28, 2002.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Comprehensive Income

      For the three and six months ended September 28, 2002 and September 29, 2001, comprehensive income was as follows:

	Three Months Ended

	September 28,	September 29,
	2002	2001

Net Income	$51,744	$47,810
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(6,927)	(1,709)
Unrealized gains (losses) on cash flow and foreign currency hedges	4,993	(1,825)

Comprehensive Income	$49,810	$44,276

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges was a benefit of $1.1 million in the three months ended September 28, 2002, and a benefit of $2.1 million in the three months ended September 29, 2001.

	Six Months Ended

	September 28,	September 29,
	2002	2001

Net Income	$58,204	$78,863
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	9,866	712
Cumulative transition adjustment gains	—	4,028
Unrealized losses on cash flow and foreign currency hedges	(14,195)	(1,981)

Comprehensive Income	$53,875	$81,622

      The income tax effect related to foreign currency translation adjustments, cumulative transition adjustment gains and unrealized losses on cash flow and foreign currency hedges was a benefit of $2.5 million in the six months ended September 28, 2002, and an expense of $1.7 million in the six months ended September 29, 2001.

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

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our net revenues and income from operations for the three and six months ended September 28, 2002 and September 29, 2001, by segment were as follows:

	Three Months Ended

	September 28,	September 29,
	2002	2001

Net revenues:
Wholesale	$310,715	$280,437
Retail	263,839	247,765
Licensing	66,285	67,493

	$640,839	$595,695

Income from operations:
Wholesale	$35,769	$28,723
Retail	13,310	14,966
Licensing	35,569	42,444

	$84,648	$86,133

	Six Months Ended

	September 28,	September 29,
	2002	2001

Net revenues:
Wholesale	$497,443	$525,610
Retail	490,977	463,650
Licensing	119,419	124,264

	$1,107,839	$1,113,524

Income from operations:
Wholesale	$13,839	$49,690
Retail	29,180	18,933
Licensing	59,317	71,098

	$102,336	$139,721

      Summarized below are our net revenues for the three and six months ended September 28, 2002 and September 29, 2001, by geographic location:

	Three Months Ended

	September 28,	September 29,
	2002	2001

Net revenues:
United States	$478,003	$523,453
Foreign Countries	162,836	72,242

	$640,839	$595,695

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended

	September 28,	September 29,
	2002	2001

Net revenues:
United States	$859,369	$928,636
Foreign Countries	248,470	184,888

	$1,107,839	$1,113,524

7.     Goodwill and Other Intangible Assets

      Effective March 31, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). This accounting standard requires that goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives will continue to be amortized over their useful lives. The transitional impairment tests were completed and did not result in an impairment charge.

      In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective March 31, 2002 and prior period amounts were not restated. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect is as follows:

	Three Months Ended

	September 28,	September 29,
	2002	2001

Reported net income	$51,744	$47,810
Goodwill amortization, net of taxes	—	2,438

Adjusted net income	$51,744	$50,248
Adjusted net income per share — basic	$0.53	$0.52
Adjusted net income per share — diluted	$0.52	$0.51

	Six Months Ended

	September 28,	September 29,
	2002	2001

Reported net income	$58,204	$78,863
Goodwill amortization, net of taxes	—	4,631

Adjusted net income	$58,204	$83,494
Adjusted net income per share — basic	$0.59	$0.86
Adjusted net income per share — diluted	$0.59	$0.85

      The net carrying value of goodwill as of September 28, 2002 and March 30, 2002 by operating segment is as follows (amounts in millions):

				Unallocated
	Wholesale	Retail	Licensing	Corporate	Total

Balance at March 30, 2002	$107.0	$64.7	$99.1	$2.5	$273.3
Effect of foreign exchange and other adjustments	9.3	(2.0)	—	4.0	11.3
Balance at September 28, 2002	$116.3	$62.7	$99.1	$6.5	$284.6

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Recently Issued Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

9.	Commitments & Contingencies

(a) Commitments

      As of September 28, 2002, the Company had $40.4 million outstanding in direct borrowings, $80.0 million outstanding under the term loan and $226.6 million outstanding in Euro debt based on the quarter end Euro exchange rate. The Company was also contingently liable for $32.5 million in outstanding letters of credit primarily related to commitments for the purchase of inventory. The weighted-average interest rate on the Company’s borrowings at September 28, 2002 was 5.7%.

(b) Legal Proceedings

      With regard to the Saipan class action litigation referred to in the fiscal 2002 Form 10-K, subsequent to the date of the fiscal 2002 Form 10-K, most of the remaining defendants agreed to a settlement with plaintiffs. A hearing on final court approval of the settlements is expected to be held in the spring of 2003.

      On September 18, 2002, an employee at one of the Company’s stores, Toni Young, filed a lawsuit against Polo Retail, LLC and the Company in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by Polo’s requirement that certain retail employees purchase and wear Polo Ralph Lauren merchandise as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002, and believes that the plaintiff’s claims are substantially without merit and intends to defend against them vigorously.

10.	Reclassification

      For comparative purposes, certain prior period amounts have been reclassified to conform to the current period’s presentation.

11.	Subsequent Events

      In October 2002, the Company signed an agreement in principle which, if definitive agreements are executed and consummated, would result, among other things, in the Company having increased control over the license for Japan. The agreement in principle outlines a series of transactions whereby the Company would acquire a 50% controlling interest in its Japanese master license and an 18% equity interest in a company that will hold the sublicenses for the Company’s men’s, women’s and Polo Jeans businesses in Japan. The Company’s total investment in the transactions will be approximately $70 million and will be funded through the Company’s available cash.

POLO RALPH LAUREN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis is a summary and should be read together with our consolidated financial statements and related notes thereto which are included herein. We utilize a 52-53 week fiscal year ending on the Saturday nearest March 31. Fiscal 2003 and fiscal 2002 end on March 29, 2003 and March 30, 2002, respectively, and each reflect a 52-week period. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are referred to herein as “licensing partners” and the relationships are referred to herein as “licensing alliances.” Notwithstanding these references, however, the legal relationship between our licensees and us is one of licensor and licensee, and not one of partnership.

      Certain statements in this Form 10-Q and in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with a general economic downturn and other events leading to a reduction in discretionary consumer spending; risks associated with implementing our plans to enhance our worldwide luxury retail business, inventory management program and operating efficiency initiatives; risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in global economic or political conditions; risks associated with our dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with our dependence on our licensing partners for a substantial portion of our net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with financial distress of licensees, including the impact on our net income and business of one or more licensee’s reorganization; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which we operate, including our ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and our ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to our ability to implement our growth strategies; risks associated with our entry into new markets either through internal development activities or through acquisitions; risks associated with the possible adverse impact of our unaffiliated manufacturers’ inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations or sourcing and the possible adverse impact of changes in import restrictions; risks related to our ability to establish and protect our trademarks and other proprietary rights; risks related to fluctuations in foreign currency affecting our foreign subsidiaries’ and foreign licensees’ results of operations and the relative prices at which we and our foreign competitors sell products in the same market and our operating and manufacturing costs outside of the United States; and, risks associated with our control by Lauren family members and the anti-takeover effect of multiple classes of stock. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      We began operations in 1968 as a designer and marketer of premium quality men’s clothing and sportswear. Since our inception, we have grown through increased sales of existing product lines, the introduction of new brands and products, expansion into international markets, development of our retail operations and acquisitions. Our net revenues are generated from our three integrated operations: wholesale, retail and licensing.

Results of Operations

      The table below sets forth the percentage relationship to net revenues of certain items in our consolidated statements of income for the three and six months ended September 28, 2002 and September 29, 2001:

	September 28, 2002		September 29, 2001

	Three	Six	Three	Six
	Months	Months	Months	Months

Net sales	89.7%	89.2%	88.7%	88.8%
Licensing revenue	10.3	10.8	11.3	11.2

Net revenues	100.0	100.0	100.0	100.0

Gross profit	50.1	50.0	48.0	49.2
Selling, general and administrative expenses	36.9	40.8	33.5	36.7

Income from operations	13.2	9.2	14.5	12.5
Foreign currency loss	—	0.3	1.0	0.3
Interest expense, net	0.5	0.6	0.8	0.9

Income before income taxes	12.7%	8.3%	12.7%	11.3%

Consolidation of European Entities — Change in Reporting Period

      Effective December 30, 2001, for reporting purposes the Company changed the fiscal years of certain of its European subsidiaries in the consolidated financial statements to end on the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, these European subsidiaries were consolidated and reported on a three-month lag with fiscal years ending December 31. Accordingly, we have included the September 28, 2002 and March 30, 2002 balance sheets of these European subsidiaries in the accompanying September 28, 2002 and March 30, 2002, consolidated balance sheets. We also have consolidated the results of operations of these European subsidiaries for the three and six months ended September 28, 2002 and June 30, 2001 in the three and six months ended September 28, 2002 and September 29, 2001 consolidated statements of operations and cash flows. Had these European subsidiaries been consolidated on a consistent fiscal year basis for the three and six months ended September 29, 2001, net revenues would have been $659 million and $1,133 million, and net income would have been $66 million and $82 million, respectively.

Three Months Ended September 28, 2002 Compared to Three Months Ended September 29, 2001

      Net Sales. Net sales increased 8.8% to $574.6 million in the three months ended September 28, 2002, from $528.2 million in the three months ended September 29, 2001. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended September 28, 2001, net sales would have been $590.2 million.

      Wholesale net sales increased 10.8% to $310.7 million in the three-month period, from $280.4 million in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended September 28, 2001, wholesale net sales would have been $341.2 million, resulting in an 8.9% decrease. This decrease primarily reflects a strategic streamlining of the amount of product sold to the department stores and the elimination of the women’s Ralph Lauren Sport and the Lauren for men lines, resulting in a combined decrease of approximately $66.5 million. These decreases were offset by a $43.2 million increase, or approximately 51.3%, in the European wholesale business which primarily reflects the acquisition in October 2001 of PRL Fashions of Europe S.R.L, which held licenses to sell women’s Ralph Lauren apparel in Europe, men’s and boys’ Polo Ralph Lauren apparel in Italy and men’s and women’s Polo Jeans Co. collections in Italy.

      Retail sales increased $16.0 million, or 6.5%, to $263.8 million in the three months ended September 28, 2002, from $247.8 million in the corresponding period in fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended September 29, 2001, retail net sales would have been $248.9 million, and the increase would have been 6.0%. This increase is primarily driven by a $9.5 million, or 5.7%, increase in comparable outlet store sales, which was offset by a $6.6 million, or 8.8%, decrease in comparable full price store sales.

      At September 28, 2002, we operated 243 stores compared to 231 stores at the second quarter end of fiscal 2002. At September 28, 2002 the Company’s retail group consisted of 41 Polo Ralph Lauren stores, 56 Club Monaco stores, 94 full line Outlet stores, 23 Polo Jeans Co. Outlet stores, 19 European Outlet stores and 10 Club Monaco Outlet stores. During the three months ended September 28, 2002, the Company opened two Polo Ralph Lauren stores, one domestic outlet store, one Polo Jeans Co. Outlet store and two Club Monaco stores.

      Licensing Revenue. Licensing revenue decreased 1.8% to $66.3 million in the three months ended September 28, 2002, from $67.5 million in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended September 29, 2001, licensing revenue would have been $69.3 million, resulting in a 4.3% decrease. This decrease resulted from the elimination of the Italian royalties due to the acquisition in October 2001 of PRL Fashions of Europe S.R.L., which holds licenses to sell our women’s Ralph Lauren apparel in Europe, our men’s and boy’s Polo Ralph Lauren apparel in Italy, and our men’s and women’s Polo Jeans Co. collections in Italy.

      Gross Profit. Gross profit as a percentage of net revenues increased to 50.1% in the three months ended September 28, 2002, from 48.0% in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended September 29, 2001, gross profit would have been 48.7%. Improved gross profit was driven by better merchandise margins in the domestic retail businesses.

      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $37.1 million to $236.6 million, or 36.9%, of net revenues in the three months ended September 28, 2002, from 33.5% of net revenues in the corresponding period of fiscal 2002. Had certain of the Company’s European subsidiaries been reported on a consistent fiscal year basis for the three months ended September 29, 2001, SG&A expenses would have increased $31.1 million to 31.2% of net revenues. This increase is primarily due to increased operating expenses from the acquisition in October 2001 of PRL Fashions of Europe S.R.L, which held licenses to sell women’s Ralph Lauren apparel in Europe, men’s and boys’ Polo Ralph Lauren apparel in Italy and men’s and women’s Polo Jeans Co. collections in Italy, and higher selling salaries and related costs in connection with the expansion of the European retail business.

      Interest Expense, net. Interest expense decreased to $2.9 million in the three months ended September 28, 2002, from $4.8 million in the comparable period in fiscal 2002. This decrease was primarily due to decreased borrowings as a result of significantly increased levels of cash and cash equivalents during the three months ended September 28, 2002 and repurchases of a portion of our outstanding Euro debt.

      Income Taxes. The effective tax rate decreased to 36.5% in the three months ended September 28, 2002, from 36.8% in the corresponding period in fiscal 2002. This decline is primarily a result of the implementation of tax strategies.

Six Months Ended September 28, 2002 Compared to Six Months Ended September 29, 2001

      Net Sales. Net sales decreased $0.9 million to $988.4 million in the six months ended September 28, 2002 from $989.3 million in the six months ended September 29, 2001. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the six months ended September 29, 2001, net sales would have been $1,009.8 million.

      Wholesale net sales decreased 5.4% to $497.4 million in the six-month period, from $525.6 million in the corresponding period in fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the six months ended September 29, 2001, wholesale net sales would have been $543.1 million and the decrease would have been 8.4%. This decrease primarily reflects a strategic streamlining of the amount of product sold to the department stores and the elimination of the women’s Ralph Lauren Sport and the Lauren for men lines, resulting in a combined decrease of approximately $106.8 million.

These decreases were offset by a $66.2 million increase, or approximately 61.9%, in the European wholesale business which primarily reflects the acquisition in October 2001 of PRL Fashions of Europe S.R.L, which held licenses to sell women’s Ralph Lauren apparel in Europe, men’s and boys’ Polo Ralph Lauren apparel in Italy and men’s and women’s Polo Jeans Co. collections in Italy.

      Retail sales increased $27.3 million, or 5.9%, to $491.0 million in the six months ended September 28, 2002, from $463.7 million in the corresponding period in fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the six months ended September 29, 2001, retail net sales would have been $466.8 million, and the increase would have been 5.2%. This increase is primarily driven by the $19.2 million, or 6.4% increase in comparable outlet store sales, which was offset by $14.9 million, or 9.8% decrease, in our full price stores.

      At September 28, 2002, we operated 243 stores compared to 231 stores at the second quarter end of fiscal 2002. At September 28, 2002, the Company’s retail group consisted of 41 Polo Ralph Lauren stores, 56 Club Monaco stores, 94 full line Outlet stores, 23 Polo Jeans Co. Outlet stores, 19 European Outlet stores and 10 Club Monaco Outlet stores. During the six months ended September 28, 2002, the Company opened three European outlet stores, two Polo Ralph Lauren stores, one domestic outlet store, one Polo Jeans Co. Outlet store, two Club Monaco stores, and closed one domestic outlet store and one Club Monaco store.

      Licensing Revenue. Licensing revenue decreased 3.9% to $119.4 million in the three months ended September 28, 2002, from $124.3 million in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended September 29, 2001, licensing revenue would have been $123.0 million, resulting in a 2.9% decrease. This decrease resulted from the elimination of the Italian royalties due to the acquisition in October 2001 of PRL Fashions of Europe S.R.L., which holds licenses to sell our women’s Ralph Lauren apparel in Europe, our men’s and boys’ Polo Ralph Lauren apparel in Italy, and our men’s and women’s Polo Jeans Co. collections in Italy.

      Gross Profit. Gross profit as a percentage of net revenues increased to 50.0% in the six months ended September 28, 2002, from 49.2% in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the six months ended September 29, 2001, gross profit would have been 49.1%. Improved gross profit was driven by better merchandise margins in the domestic retail businesses.

      Selling, General and Administrative Expenses. SG&A expenses increased $43.3 million to $451.5 million, to 40.8% of net revenues in the six months ended September 28, 2002, from 36.7% of net revenues in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the six months ended September 29, 2001, SG&A expenses would have increased $39.4 million, or as a percentage of net revenues would have been 36.4%, a decrease of 30 basis points. This increase is primarily due to increased operating expenses from the acquisition in October 2001 of PRL Fashions of Europe S.R.L., which held licenses to sell women’s Ralph Lauren apparel in Europe, men’s and boys’ Polo Ralph Lauren apparel in Italy and men’s and women’s Polo Jeans Co. collections in Italy and higher selling salaries and related costs in connection with the expansion of the European retail business.

      Interest Expense, net. Interest expense decreased to $6.9 million in the six months ended September 28, 2002, from $10.7 million in the comparable period in fiscal 2002. This decrease was primarily due to decreased borrowings as a result of significantly increased levels of cash and cash equivalents during the six months ended September 28, 2002 and repurchases of a portion of our outstanding Euro debt.

      Income Taxes. The effective tax rate decreased to 36.5% in the six months ended September 28, 2002, from 37.5% in the corresponding period in fiscal 2002. This decline is primarily a result of the implementation of tax strategies.

Liquidity and Capital Resources

      Our cash requirements primarily derive from working capital needs, construction and renovation of shop-within-shops, retail expansion, acquisitions, and other corporate activities. Our main sources of liquidity are cash flows from operations, credit facilities and other borrowings.

      Net cash provided by operating activities increased to $139.8 million in the six months ended September 28, 2002, from $126.2 million in the comparable period in fiscal 2002. This increase was primarily due to a decrease in accounts receivable offset by increased inventories, both of which were primarily caused by seasonal differences reflected in the two periods as a result of certain European subsidiaries being consolidated on a current basis in the six months ended September 28, 2002 as compared to a three-month lag in the comparable period in fiscal 2002.

      Net cash used in investing activities decreased to $38.3 million in the six months ended September 28, 2002 as compared to $41.8 million in the comparable period in fiscal 2002 primarily due to the increase in the cash surrender value of officers’ life insurance.

      Net cash provided by financing activities was $3.9 million in the six months ended September 28, 2002 as compared to net cash used in financing activities of $14.6 million in the comparable period in fiscal 2002. This change is primarily due to the proceeds from short-term borrowings of $6.3 million and the proceeds from the issuance of common stock of $5.6 million, offset by the repurchase of $7.7 million of our Euro debt.

      In June 1997, we entered into a credit facility with a syndicate of banks which provides for a $225.0 million revolving line of credit available for the issuance of letters of credit, acceptances and direct borrowings and matures on December 31, 2002. Borrowings under the syndicated bank credit facility bear interest, at our option, at a base rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus  1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin based on the Federal Reserve Boards “Eurocurrency liabilities” reserve requirements. The margin was 0.75% as of September 28, 2002.

      In March 1999, in connection with our acquisition of Club Monaco, we entered into a $100.0 million senior credit facility with a syndicate of banks consisting of a $20.0 million revolving line of credit and an $80.0 million term loan. The revolving line of credit is available for working capital needs and general corporate purposes and matures on June 30, 2003. The term loan was used to finance the acquisition of all of the outstanding common stock of Club Monaco and to repay indebtedness of Club Monaco. The term loan is also repayable on June 30, 2003. Borrowings under the 1999 senior credit facility bear interest, at our option, at a Base Rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus  1/2 of one percent and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin based on the Federal Reserve Board’s “Eurocurrency liabilities” reserve requirements. The margin was 0.75% as of September 28, 2002. In April 1999, we entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to convert the variable interest rate on our 1999 senior credit facility to a fixed rate of 5.5%.

      Our 1997 bank credit facility and our 1999 senior bank credit facility require that we maintain:

•	a minimum consolidated net worth, and

•	a maximum consolidated indebtedness ratio.

      Each of these credit facilities also contain covenants that, subject to specified exceptions, restrict our ability to:

•	make capital expenditures,

•	sell or dispose of our assets,

•	incur additional debt,

•	incur contingent liabilities and liens,

•	merge with or acquire other companies or be subject to a change of control,

•	make loans or advances or stock repurchases,

•	engage in transactions with affiliates, and

•	make investments.

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

      As of September 28, 2002, the Company was in compliance with all financial and non-financial debt covenants.

      We are currently in the process of negotiating a new credit facility which would replace the 1997 and 1999 credit facilities. The proposed credit facility, which would be with a syndicate of banks, would provide for a $300.0 million revolving line of credit (subject to increase to $375 million) available for the issuance of letters of credit and direct borrowings, and would expire on the third anniversary of its effective date. It is contemplated that borrowings under the proposed facility would bear interest, at our option, at a base rate equal to the higher of the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus  1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin based on the Federal Reserve Boards “Eurocurrency liabilities” reserve requirements. It is also contemplated that the credit facility will contain requirements, covenants and events of default of the types described above. Although no assurance can be given as to the consummation of the proposed credit facility or its final terms, we currently expect to enter into the facility in November 2002.

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

      In June 2002, we entered into a cross currency rate swap, which expires November 2006. The cross currency rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange and interest rate fluctuations on the fair value of the Euro debt. The swap has been designated as a fair value hedge under SFAS 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt; and was deminimis for the six months ended September 28, 2002.

      In fiscal 2003, we repurchased Euro 8.3 million, or $7.7 million based on Euro exchange rates, of our outstanding Euro debt.

      As of September 28, 2002, we had $40.4 million outstanding in direct borrowings, $80.0 million outstanding under the term loan and $226.6 million outstanding in Euro debt based on the quarter end Euro exchange rate. We were also contingently liable for $32.5 million in outstanding letters of credit primarily related to commitments for the purchase of inventory. The weighted-average interest rate on our borrowings at September 28, 2002 was 5.7%.

      We recognize foreign currency gains or losses in connection with our Euro debt based on fluctuations in foreign exchange rates. We recorded $0.2 million and $3.8 million in foreign currency loss in the three and six months ended September 28, 2002, respectively, and $5.7 million and $2.8 million in foreign currency loss in the three and six months ended September 29, 2001, respectively.

      Total cash outlays related to the 2001 Operational Plan are expected to be approximately $40.7 million, $33.9 million of which have been paid through September 28, 2002. We completed the implementation of the operational plan in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2003.

      Total cash outlays related to the 1999 Restructuring Plan are approximately $39.5 million, $39.0 million of which has been paid through September 28, 2002. We completed the implementation of the operational plan in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2003.

      Capital expenditures were $41.9 million and $40.2 million for the six months ended September 28, 2002 and September 29, 2001. Capital expenditures primarily reflect costs associated with the following:

•	the expansion of our retail operations;

•	shop-within-shops development program which includes new shops, renovations and expansions;

•	the expansion of our distribution facilities;

•	our information systems; and

•	other capital projects.

      In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Class A common stock. Share repurchases were to be made in the open market over a two-year period which commenced April 1, 1998. The Board of Directors has extended the stock repurchase program through March 31, 2004. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of September 28, 2002, we had repurchased 3,887,094 shares of our Class A common stock at an aggregate cost of $73.6 million. As of September 28, 2002, we had approximately $26.4 million remaining in our stock repurchase program.

      We believe that cash from ongoing operations and funds available under our credit facilities and replacement facilities that we will be able to obtain, and from our Euro offering will be sufficient to satisfy our current level of operations, capital requirements, the stock repurchase program and other corporate activities for the next 12 months. We do not currently intend to pay dividends on our common stock in the next 12 months.

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

      Effective December 30, 2001, for reporting purposes the Company changed the fiscal years of certain of its European subsidiaries in the consolidated financial statements to end on the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, these European subsidiaries were consolidated and reported on a three-month lag with fiscal years ending December 31. Accordingly, we have included the September 28, 2002 and March 30, 2002 balance sheets of these European subsidiaries in the accompanying September 28, 2002 and March 30, 2002, consolidated balance sheets. We also have consolidated the results of operations of these European subsidiaries for the three and six months ended September 28, 2002 and June 30, 2001 in the three and six months ended September 28, 2002 and September 29, 2001 consolidated statements of operations and cash flows. Had theses European subsidiaries been consolidated on a consistent fiscal year basis for the three and six months ended September 29, 2001, net revenues would have been $659.4 million and $1,132.8 million, and net income would have been $66.1 million and $81.8 million, respectively.

Critical Accounting Policies and Estimates

      Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our report on Form 10-K for the year ended March 30, 2002 are those that depend most heavily on these judgements and estimates. As of September 28, 2002, there have been no material changes to any of the critical accounting policies contained therein other than the adoption of the new accounting standards as discussed herein.

New Accounting Standards

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. We manage these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. Our policy allows for the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. During the six months ended September 28, 2002, there were significant fluctuations in the value of the Euro. We entered into a cross currency rate swap in June 2002 to minimize the impact of foreign exchange and interest rate fluctuations on the fair value of the Euro debt. Since March 30, 2002, other then disclosed above, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

Item 4.	Controls and Procedures

      During the quarter ended September 28, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer and the Senior Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer and the Senior Vice President of Finance and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of completion of their evaluation.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      With regard to the Saipan class action litigation referred to in the fiscal 2002 Form 10-K, subsequent to the date of the fiscal 2002 Form 10-K, most of the remaining defendants agreed to a settlement with plaintiffs. A hearing on final court approval of the settlements is expected to be held in the spring of 2003.

      On September 18, 2002, an employee at one of the Company’s stores, Toni Young, filed a lawsuit against Polo Retail, LLC and the Company in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by Polo’s requirement that certain retail employees purchase and wear Polo Ralph Lauren merchandise as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002, and believes that the plaintiff’s claims are substantially without merit and intends to defend against them vigorously.

Item 4.	Submission of Matters to a Vote of Security-Holders

(a)	The Annual Meeting of Stockholders of the Company was held on August 15, 2002.

(b)	The following directors were elected at the Annual Meeting of Stockholders to serve until the 2003 Annual Meeting and until their respective successors are duly elected and qualified:

Class A Directors: Arnold H. Aronson Dr. Joyce F. Brown Class B Directors: Ralph Lauren F. Lance Isham Roger N. Farah Frank A. Bennack, Jr. Joel L. Fleishman Judith A. McHale Terry S. Semel

Class C Director:
Richard A. Friedman

(c)(i)	Each person elected as a director received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

	Number of	Number of
	Votes For	Votes Withheld

Class A Directors:
Arnold H. Aronson	37,912,741	560,301
Dr. Joyce F. Brown	38,229,170	243,872
Class B Directors:
Ralph Lauren	432,800,210	—
F. Lance Isham	432,800,210	—
Roger N. Farah	432,800,210	—
Frank A. Bennack, Jr.	432,800,210	—
Joel L. Fleishman	432,800,210	—
Judith A. McHale	432,800,210	—

	Number of	Number of
	Votes For	Votes Withheld

Terry S. Semel	432,800,210	—
	432,800,210	—
Class C Director:
Richard A. Friedman	10,570,979	—

(ii)	480,581,915 votes were cast for, and 911,191 votes were cast against, the approval of amendments to the Company’s Executive Officer Annual Incentive Plan. Abstentions totaled 351,125; there were no broker non-votes.

(iii)	481,812,869 votes were cast for, and 12,670 votes were cast against, the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending March 29, 2003. Abstentions totaled 18,692; there were no broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan as Amended as of August 15, 2002.

99.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Gerald M. Chaney Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K —

      The Company filed no reports on Form 8-K in the quarter ended September 28, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLO RALPH LAUREN CORPORATION

By:	/s/ GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: November 12, 2002

CERTIFICATION

I, Ralph Lauren, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Polo Ralph Lauren Corporation;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RALPH LAUREN

Ralph Lauren
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2002

CERTIFICATION

I, Gerald M. Chaney, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Polo Ralph Lauren Corporation;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2002