Form 10-Q
period 2002-12-28
POLO RALPH LAUREN CORP
filed 2003-02-11
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 28, 2002

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

212-318-7000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      At February 7, 2002 45,048,771 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding and 10,570,979 shares of the registrant’s Class C Common Stock, $.01 par value were outstanding.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
SIGNATURES
CERTIFICATION
CERTIFICATION
EXHIBIT 10.1: CROSS DEFAULT & TERM EXTENSION AGREE
EXHIBIT 10.2: FORM OF CREDIT AGREEMENT
EXHIBIT 99.1: CERTIFICATION OF C.E.O.
EXHIBIT 99.2: CERTIFICATION OF C.F.O.

POLO RALPH LAUREN CORPORATION

INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 28, 2002 (Unaudited) and March 30, 2002	2
	Consolidated Statements of Operations for the three and nine months ended December 28, 2002 and December 29, 2001 (Unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended December 28, 2002 and December 29, 2001 (Unaudited)	4
	Notes to Consolidated Financial Statements	5-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 6.	Exhibits and Reports on Form 8-K	26

Signatur	es
Certific	ations

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 28,	March 30,
	2002	2002

	(Unaudited)
ASSETS
Cash and cash equivalents	$441,584	$244,733
Accounts receivable, net of allowances of $8,643 and $13,175	262,559	353,608
Inventories	340,077	349,818
Deferred tax assets	8,901	17,897
Prepaid expenses and other	64,078	42,001

Total current assets	1,117,199	1,008,057
Property and equipment, net	343,539	343,836
Deferred tax assets	66,356	58,127
Goodwill	295,378	273,348
Other assets, net	81,355	66,129

Total assets	$1,903,827	$1,749,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short term bank borrowings	$105,752	$32,988
Accounts payable	144,946	177,472
Income taxes payable	67,298	52,819
Accrued expenses and other	150,931	128,492

Total current liabilities	468,927	391,771
Long-term debt	238,127	285,414
Other noncurrent liabilities	75,705	74,117
Commitments & Contingencies (Note 11)
Stockholders’ equity
Common Stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 48,941,386 and 36,103,439 shares issued	489	361
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Class C, par value $.01 per share; 70,000,000 shares authorized; 10,570,979 and 22,720,929 shares issued and outstanding	106	227
Additional paid-in-capital	503,002	490,337
Retained earnings	703,140	602,124
Treasury Stock, Class A, at cost (3,894,532 and 3,876,506 shares)	(73,713)	(73,246)
Accumulated other comprehensive loss	(5,737)	(19,799)
Unearned compensation	(6,652)	(2,242)

Total stockholders’ equity	1,121,068	998,195

Total liabilities & stockholders’ equity	$1,903,827	$1,749,497

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Net sales	$583,303	$560,293	$1,571,723	$1,549,553
Licensing revenue	55,867	56,802	175,286	181,066

Net revenues	639,170	617,095	1,747,009	1,730,619
Cost of goods sold	331,260	330,086	885,229	895,608

Gross profit	307,910	287,009	861,780	835,011
Selling, general and administrative expenses	230,391	212,561	681,925	620,844
Restructuring charge	8,000	—	8,000	—

Income from operations	69,519	74,448	171,855	214,167
Foreign currency (gain) loss	(1,262)	(3,036)	2,490	(199)
Interest expense, net	3,359	4,501	10,285	15,204

Income before income taxes	67,422	72,983	159,080	199,162
Income tax provision	24,610	27,369	58,064	74,685

Net income	$42,812	$45,614	$101,016	$124,477

Net income per share — Basic	$0.44	$0.47	$1.03	$1.28

Net income per share — Diluted	$0.43	$0.46	$1.02	$1.26

Weighted average common shares outstanding — Basic	98,412,022	97,506,076	98,290,799	97,350,775

Weighted average common shares outstanding — Diluted	99,311,085	98,504,094	99,367,649	98,433,333

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended

	December 28,	December 29,
	2002	2001

Cash flows from operating activities
Net income	$101,016	$124,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,019	63,234
Provision for (benefit from) deferred income taxes	6,877	(3,791)
Provision for losses on accounts receivable	1,869	1,184
Restructuring charge	8,000	—
Foreign currency loss (gain)	2,491	(199)
Other	(18,514)	(75)
Changes in assets and liabilities:
Accounts receivable	100,389	19,880
Inventories	30,562	79,047
Prepaid expenses and other	(14,789)	5,537
Other assets	(2,104)	1,506
Accounts payable	(39,444)	4,649
Income taxes payable	14,478	61,782
Accrued expenses and other	6,665	(79,478)

Net cash provided by operating activities	260,515	277,753

Cash flows from investing activities
Acquisition, net of cash acquired	(4,796)	(23,702)
Purchases of property and equipment	(59,695)	(61,052)
Increase (decrease) in cash surrender value — officers’ life insurance	2,756	(2,315)

Net cash (used in) investing activities	(61,735)	(87,069)

Cash flows from financing activities
Repurchases of common stock	(467)	(2,067)
Proceeds from exercise of stock options	7,206	15,642
Proceeds from (repayments of) short-term bank borrowings, net	70,707	(10,357)
Repayments of long-term debt	(7,700)	(1,256)
Net repayment of term loan	(80,000)	—

Net cash (used in) provided by financing activities	(10,254)	1,962

Effect of exchange rate fluctuation on cash	8,325	(296)

Net increase in cash and cash equivalents	196,851	192,350
Cash and cash equivalents at beginning of period	244,733	102,219

Cash and cash equivalents at end of period	$441,584	$294,569

Supplemental cash flow information
Cash paid for interest	$18,150	$19,410

Cash paid for income taxes	$34,854	$33,773

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for December 28, 2002 and December 29, 2001 is unaudited)
(In thousands, except where otherwise indicated)

1.     Basis of Presentation and Organization

      The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries (collectively referred to as the “Company”, “we”, “us”, and “our”). The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for March 30, 2002 is derived from the audited financial statements which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 30, 2002 (“fiscal 2002”), which should be read in conjunction with these financial statements. Reference is made to such annual report on Form 10-K for a complete set of financial notes, including the Company’s significant accounting policies. The results of operations for the three and nine months ended December 28, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending March 29, 2003 (“fiscal 2003”).

      Effective December 30, 2001, for reporting purposes the Company changed the fiscal years of certain of its European subsidiaries in the consolidated financial statements to end on the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, these European subsidiaries were consolidated and reported on a three-month lag with fiscal years ending December 31. Accordingly, we have included the December 28, 2002 and March 30, 2002 balance sheets of these European subsidiaries in the accompanying December 28, 2002 and March 30, 2002, consolidated balance sheets. We also have consolidated the results of operations of these European subsidiaries for the three and nine months ended December 28, 2002 and September 29, 2001 in the three and nine months ended December 28, 2002 and December 29, 2001 consolidated statements of income and cash flows. Had these European subsidiaries been consolidated on a consistent fiscal year basis for the three and nine months ended December 29, 2001, net revenues would have been $565.0 million and $1,697.8 million, and net income would have been $25.0 million and $106.8 million, respectively.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.

2.     Restructuring

(a) 2003 Restructuring Plan

      During the third quarter of fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. The major initiatives of the plan included the following: consolidation of our headquarters from five cities in three countries to one location; the consolidation of our European logistics operations to Italy; and the migration of all European information systems to a standard global system. In connection with the implementation of this plan, the Company has completed the consultation process regarding the headquarters in the United Kingdom and Italy and has recorded an $8.0 million restructuring charge during the third quarter of fiscal 2003 for severance and contract termination costs. The Company expects the final phase of the process, related to the French consultation regarding back office functions, to be completed during the fourth quarter of fiscal 2003.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major component of the activity in the restructuring charge taken for the quarter ended December 28, 2002 were as follows:

		Lease and Other
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Third Quarter Fiscal 2003 provision	$6,433	$1,567	$8,000
Fiscal 2003 activity	(3,052)	—	(3,052)

Balance at December 28, 2002	$3,381	$1,567	$4,948

      Total severance and termination benefits as a result of this restructuring related to approximately 100 employees. Total cash outlays related to this plan of approximately $3.1 million have been paid through December 28, 2002. It is expected that this plan will be completed, and the remaining liabilities will be paid, in fiscal 2004. The Company expects to take a fourth quarter restructuring charge of approximately $3.0 to $7.0 million, net of taxes, to complete the headquarter and back office relocation portion of our overall European consolidation plan.

(b) 2001 Operational Plan

      The major component of the activity in the restructuring charge taken in connection with the Company’s 2001 Operational Plan (as defined in the Company’s fiscal 2002 Form 10-K) for the nine months ended December 28, 2002 were as follows:

		Lease and
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at March 30, 2002	$807	$14,155	$14,962
Fiscal 2003 activity	(826)	(8,532)	(9,358)

Balance at December 28, 2002	$(19)	$5,623	$5,604

      Total severance and termination benefits as a result of the 2001 Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the 2001 Operational Plan are expected to be approximately $40.7 million, $35.1 million of which have been paid through December 28, 2002. We completed the implementation of the 2001 Operational Plan in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2004 or in accordance with contract terms.

(c) 1999 Restructuring Plan

      As of December 28, 2002, the Company has settled the remaining liabilities related to the 1999 Restructuring Plan. The major components of the restructuring activity in the restructuring charge taken in connection with the Company’s 1999 Restructuring Plan (as defined in the Company’s fiscal 2002 Form 10-K) for the nine months ended December 28, 2002 were as follows:

		Lease and
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at March 30, 2002	$1,456	$1,226	$2,682
Fiscal 2003 activity	(1,456)	(1,226)	(2,682)

Balance at December 28, 2002	$—	$—	$—

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Acquisitions

      In December 2002, the Company signed definitive agreements for a series of transactions which, if consummated, would result, among other things, in the Company having increased control over its master license for Japan. The agreements contemplate that the Company will acquire a 50% interest in its Japanese master license and an 18% equity interest in a company that will hold the sublicenses for the Company’s men’s, women’s and Polo Jeans businesses in Japan. The Company’s total investment in the transactions will be approximately $67 million and will be funded through the Company’s available cash. The transactions are expected to close in the fourth quarter of fiscal 2003.

      During the three months ended December 28, 2002, the Company acquired six retail locations and related assets in Germany and Argentina from certain of our licensees for a purchase price of approximately $2.6 million and $2.2 million, respectively. Consistent with Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, these acquisitions were accounted for as purchases.

      In connection with the purchase accounting for these acquisitions, the Company is in the process of evaluating the tangible and intangible assets acquired and liabilities assumed. At December 28, 2002, the Company’s accounting for the acquisitions was based on preliminary valuation information, which is subject to revision. The sales and total assets related to the acquired entities were not material. The pro-forma effect of these two acquisitions on the historical results was not material. The transitional impairment tests were completed and did not result in an impairment charge.

      The Company finalized the purchase accounting for the acquisition of the assets of PRL Fashions of Europe SRL, which occurred on October 31, 2002, the result of which was an increase in goodwill of approximately $0.3 million, which was recorded during the quarter ended December 28, 2002.

4.     Inventories

      Inventories are valued at lower of cost (first-in, first-out, “FIFO”) or market and consist of the following:

	December 28,	March 30,
	2002	2002

Raw materials	$7,754	$3,874
Work-in-process	5,440	5,469
Finished goods	326,883	340,475

	$340,077	$349,818

5.     Financing Agreements

      In November 2002, we terminated both our 1997 bank credit facility and our 1999 senior bank credit facility and entered into a new credit facility. The 1997 bank credit facility provided for a $225 million revolving line of credit and matured on December 31, 2002, while the 1999 senior bank credit facility consisted of a $20 million revolving line of credit and an $80 million term loan, both of which mature on June 30, 2003. The new credit facility with a syndicate of banks which consists of a $300 million revolving line of credit, subject to increase to $375 million, and is available for the issuance of letters of credit, acceptances and direct borrowings. This credit facility matures on November 18, 2005. As of December 28, 2002, we had $100 million outstanding under this new facility, which was the aggregate amount outstanding under the 1997 bank credit facility and 1999 senior bank credit facility at the time of extinguishment. Borrowings under this facility bear interest, at our option, at a Base Rate equal to the higher of the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus  1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin based on the Federal Reserve Boards “Eurocurrency liabilities” reserve requirements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our 2002 bank credit facility requires that we maintain certain financial covenants:

•	a minimum consolidated tangible net worth, and

•	a maximum adjusted debt to EBITDAR (as such terms are defined in the credit facility) ratio.

The credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

•	sell or dispose of our assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances, guarantees or stock repurchases;

•	engage in transactions with affiliates; and

•	make investments.

      Upon the occurrence of an event of default under the credit facility, the lenders may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and payable. The credit facility specifies a number of events of default, many of which are subject to applicable grace or cure periods, including, among others, the failure to make timely principal and interest payments, to satisfy the covenants, or to maintain the required financial performance requirements described above. Additionally, the agreement provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock. As of December 28, 2002, the Company was in compliance with all financial and non-financial debt covenants.

6.     Derivative Instruments

      In November 2002, the Company entered into forward contracts on 6.2 billion Japanese Yen that terminate in February 2003. These forward contracts were entered into to minimize the impact of foreign exchange fluctuations on the Japanese Yen purchase price in connection with the transactions described in Note 13. The forward contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and as such the changes in the fair value of the contracts are recognized currently in earnings. In connection with recording these contracts at fair market value as of December 28, 2002, the Company recognized $1.3 million of foreign exchange gain on these forward contracts, included as a component of foreign currency (gain) losses, in the Consolidated Statement of Operations.

      In June 2002, we entered into a cross currency rate swap, which terminates in November 2006. The cross currency rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations in both principal and interest payments resulting from Euro debt, and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt, and was de minimis for the three and nine months ended December 28, 2002.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Comprehensive Income

      For the three and nine months ended December 28, 2002 and December 29, 2001, comprehensive income was as follows:

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net Income	$42,812	$45,614
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	17,163	105
Unrealized gains (losses) on cash flow and foreign currency hedges, net	1,228	(4,584)

Comprehensive Income	$61,203	$41,135

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, net, was an expense of $10.6 million in the three months ended December 28, 2002, and a benefit of $2.7 million in the three months ended December 29, 2001.

	Nine Months Ended

	December 28,	December 29,
	2002	2001

Net Income	$101,016	$124,477
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	27,029	817
Cumulative transition adjustment gains, net	—	4,028
Unrealized losses on cash flow and foreign currency hedges, net	(12,967)	(6,566)

Comprehensive Income	$115,078	$122,756

      The income tax effect related to foreign currency translation adjustments, cumulative transition adjustment gains, net, and unrealized losses on cash flow and foreign currency hedges, net, was an expense of $8.1 million in the nine months ended December 28, 2002, and a benefit of $1.0 million in the nine months ended December 29, 2001.

8.     Segment Reporting

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

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our net revenues and income from operations for the three and nine months ended December 28, 2002 and December 29, 2001, by segment were as follows:

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net revenues:
Wholesale	$268,251	$279,955
Retail	315,052	280,338
Licensing	55,867	56,802

	$639,170	$617,095

Income from operations:
Wholesale	$18,065	$30,211
Retail	30,703	13,648
Licensing	28,751	30,589

	77,519	74,448
Less: Unallocated restructuring charge	(8,000)	—

	$69,519	$74,448

	Nine Months Ended

	December 28,	December 29,
	2002	2001

Net revenues:
Wholesale	$765,694	$805,565
Retail	806,029	743,988
Licensing	175,286	181,066

	$1,747,009	$1,730,619

Income from operations:
Wholesale	$31,904	$79,898
Retail	59,883	32,582
Licensing	88,068	101,687

	179,855	214,167
Less: Unallocated restructuring charge	(8,000)	—

	$171,855	$214,167

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized below are our net revenues for the three and nine months ended December 28, 2002 and December 29, 2001 by geographic location:

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net revenues:
United States and Canada	$511,086	$495,474
Europe	81,472	106,156
Other Regions	46,612	15,465

	$639,170	$617,095

	Nine Months Ended

	December 28,	December 29,
	2002	2001

Net revenues:
United States and Canada	$1,370,451	$1,455,773
Europe	305,366	230,534
Other Regions	71,192	44,312

	$1,747,009	$1,730,619

9.     Goodwill and Other Intangible Assets

      Effective March 31, 2002, the Company adopted SFAS No. 142. This accounting standard requires that goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives will continue to be amortized over their useful lives. The transitional impairment tests were completed and did not result in an impairment charge.

      In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective March 31, 2002, and prior period amounts were not restated. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is as follows:

	Three Months Ended

	December 28,	December 29,
	2002	2001

Reported net income	$42,812	$45,614
Goodwill amortization, net of tax	—	1,937

Adjusted net income	$42,812	$47,551

Adjusted net income per share — Basic	$0.44	$0.49

Adjusted net income per share — Diluted	$0.43	$0.48

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended

	December 28,	December 29,
	2002	2001

Reported net income	$101,016	$124,477
Goodwill amortization, net of tax	—	4,626

Adjusted net income	$101,016	$129,103

Adjusted net income per share — Basic	$1.03	$1.33

Adjusted net income per share — Diluted	$1.02	$1.31

      The carrying value of goodwill as of December 28, 2002 and March 30, 2002 by operating segment is as follows:

				Unallocated
	Wholesale	Retail	Licensing	Corporate	Total

Balance at March 30, 2002	$107.0	$64.7	$99.1	$2.5	$273.3
Purchases	—	3.6	—	—	3.6
Effect of foreign exchange and other adjustments	18.4	(1.5)	—	1.6	18.5

Balance at December 28, 2002	$125.4	$66.8	$99.1	$4.1	$295.4

10.     Recently Issued Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure. The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. We do not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will apply SFAS No. 146 on a prospective basis, and as such, does not expect it to have an initial material impact on our consolidated results of operations or financial position upon adoption.

      In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.) FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to FIN 45. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on its financial condition, results of operations or cash flows for the period ended December 28, 2002.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the interpretation and does not expect any material impact to the financial statements as a result of adopting this interpretation.

11.     Commitments & Contingencies

(a)	Commitments

      As of December 28, 2002, the Company had $105.8 million outstanding in direct borrowings under credit facility and $238.1 million outstanding in Euro debt based on the quarter end Euro exchange rate. The Company was also contingently liable for $27.6 million in outstanding letters of credit primarily related to commitments for the purchase of inventory. The weighted-average interest rate on the Company’s borrowings at December 28, 2002 was 5.5%.

(b)	Legal Proceedings

      With regard to the Saipan class action litigation referred to in the fiscal 2002 Form 10-K, subsequent to the date of the fiscal 2002 Form 10-K, most of the remaining defendants agreed to a settlement with plaintiffs. A hearing on final court approval of the settlements is expected to be held in the spring of 2003.

      On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against Polo Retail, LLC and the Company in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by Polo’s requirement that certain retail employees purchase and wear Polo Ralph Lauren merchandise as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgement on the issue of whether the Company’s policies violated California law has been scheduled for August 14, 2003, and the motions are expected to be filed in June or July.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Recent Developments

      As the result of the failure of Jones Apparel Group (including its subsidiaries, “Jones”) to meet the minimum sales volumes for the year ended December 31, 2002 under the license agreements for the sale of products under the “Ralph” trademark between the Company and Jones dated May 11, 1998, these license agreements will terminate as of December 31, 2003. The Company has advised Jones that the termination of these licenses will automatically result in the termination of the licenses between the Company and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement, between the Company and Jones dated May 11, 1998. The Lauren license agreements would otherwise expire on December 31, 2006. Jones has advised the Company that it does not agree that the Lauren licenses will terminate on December 31, 2003. The Company is confident that its legal position is correct, and is in discussions with Jones regarding the Lauren and Ralph brands. Jones has reported that net sales of Lauren and Ralph products for the year ended December 31, 2002 were $548 million and $37 million, respectively.

12.     Reclassification

      For comparative purposes, certain prior period amounts have been reclassified to conform to the current period’s presentation.

13.     Subsequent Events

      In January 2003, the Company completed the assignment of the sublease for one store location for which the Company received proceeds of approximately $10 million, and recorded a gain of approximately $5 million for the fourth quarter ended March 29, 2003.

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

      Certain statements in this Form 10-Q and in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with a general economic downturn and other events leading to a reduction in discretionary consumer spending; risks associated with implementing our plans to enhance our worldwide luxury retail business, inventory management program and operating efficiency initiatives; risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in global economic or political conditions; risks associated with our dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with our dependence on our licensing partners for a substantial portion of our net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with financial distress of licensees, including the impact on our net income and business of one or more licensees’ reorganization; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which we operate, including our ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and our ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to our ability to implement our growth strategies; risks associated with our entry into new markets either through internal development activities or through acquisitions; risks associated with the possible adverse impact of our unaffiliated manufacturers’ inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations or sourcing and the possible adverse impact of changes in import restrictions; risks related to our ability to establish and protect our trademarks and other proprietary rights; risks related to fluctuations in foreign currency affecting our foreign subsidiaries’ and foreign licensees’ results of operations and the relative prices at which we and our foreign competitors sell products in the same market and our operating and manufacturing costs outside of the United States; and, risks associated with our control by Lauren family members and the anti-takeover effect of multiple classes of stock. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

      The table below sets forth the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three and nine months ended December 28, 2002 and December 29, 2001:

	December 28, 2002		December 29, 2001

	Three	Nine	Three	Nine
	Months	Months	Months	Months

Net sales	91.3%	90.0%	90.8%	89.5%
Licensing revenue	8.7	10.0	9.2	10.5

Net revenues	100.0	100.0	100.0	100.0

Gross profit	48.2	49.3	46.5	48.2
Selling, general and administrative expenses	36.0	39.0	34.4	35.8
Restructuring charge	1.3	0.5	—	—

Income from operations	10.9	9.8	12.1	12.4
Foreign currency (gain) loss	(0.2)	0.1	(0.4)	—
Interest expense, net	0.6	0.6	0.7	0.9

Income before income taxes	10.5	9.1	11.8	11.5
Income tax provision	3.8	3.3	4.4	4.3

Net income	6.7%	5.8%	7.4%	7.2%

Consolidation of European Entities — Change in Reporting Period

      Effective December 30, 2001, for reporting purposes we changed the fiscal years of certain of our European subsidiaries in the consolidated financial statements to end on the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, these European subsidiaries were consolidated and reported on a three-month lag with fiscal years ending December 31. Accordingly, we have included the December 28, 2002 and March 30, 2002 balance sheets of these European subsidiaries in the accompanying December 28, 2002 and March 30, 2002 consolidated balance sheets. We also have consolidated the results of operations of these European subsidiaries for the three and nine months ended December 28, 2002 and September 29, 2001 in the three and nine months ended December 28, 2002 and December 29, 2001 consolidated statements of income and cash flows. Had these European subsidiaries been consolidated on a consistent fiscal year basis for the three and nine months ended December 29, 2001, net revenues would have been $565.0 million and $1,697.8 million, and net income would have been $25.0 million and $106.8 million, respectively.

Three Months Ended December 28, 2002 Compared to Three Months Ended December 29, 2001

      Net Sales. Net sales increased 4.1% to $583.3 million in the three months ended December 28, 2002, from $560.3 million in the three months ended December 29, 2001. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended December 28, 2001, net sales would have been $510.9 million and the increase would have been 14.2%.

      Wholesale net sales decreased 4.2% to $268.3 million in the three-month period, from $280.0 million in the corresponding period in fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended December 29, 2001, wholesale net sales would have been $228.5 million, and the wholesale net sales for the three months ended December 29, 2001, would have represented an increase of 17.4%, driven by a $20.6 million, or approximately 62.4%, increase in the European wholesale business which resulted from continued European expansion and a full quarter’s inclusion of PRL Fashions of Europe S.r.L.’s operations of $9.1 million. PRL Fashions of Europe S.r.L. (hereafter referred to as “PRL Fashions”), which was acquired in October 2001, held licenses to sell women’s Ralph Lauren apparel in Europe, men’s and boys’ Polo Ralph Lauren apparel in Italy and men’s and women’s Polo Jeans Co.

collections in Italy. These increases were offset in part by a strategic streamlining of the amount of product sold to the department stores, the elimination of the women’s Ralph Lauren Sport and the Lauren for men lines of $7.8 million, and a difficult holiday sell-through.

      Retail net sales increased $34.8 million, or 12.4%, to $315.1 million in the three months ended December 28, 2002, from $280.3 million in the corresponding period in fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended December 29, 2001, retail net sales would have been $282.4 million, and the increase would have been 11.6%, primarily driven by a $18.4 million, or 10.3%, increase in comparable outlet store sales and a $5.4 million, or 5.8%, increase in comparable total full price store sales (comparable store sales information includes both Polo Ralph Lauren stores and Club Monaco stores).

      Also impacting this increase is worldwide store expansion. During the three months ended December 28, 2002, we opened six Polo Ralph Lauren stores, two Club Monaco stores, two European outlet stores, and closed one Polo Jeans outlet store and one Club Monaco outlet store. At December 28, 2002, we operated 251 stores compared to 234 stores at the third quarter end of fiscal 2002. At December 28, 2002, the Company’s retail group consisted of 47 Polo Ralph Lauren stores, 58 Club Monaco stores, 94 full line outlet stores, 22 Polo Jeans outlet stores, 21 European outlet stores and nine Club Monaco outlet stores.

      Licensing Revenue. Licensing revenue decreased 1.6% to $55.9 million in the three months ended December 28, 2002, from $56.8 million in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended December 29, 2001, licensing revenue would have been $54.1 million, and the licensing revenue for the three months ended December 28, 2002, would have represented an increase of 3.3%, driven by greater licensing revenues from our international and home licensing partners of $1.7 million and $0.8 million, respectively, partially offset by $0.8 million less licensing revenues from certain domestic licensing partners.

      Gross Profit. Gross profit as a percentage of net revenues increased to 48.2% in the three months ended December 28, 2002, from 46.5% in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended December 29, 2001, gross profit would have been 45.3%. Improved gross profit was driven by better merchandise margins in the worldwide retail businesses and in the men’s and women’s domestic wholesale businesses. The improved margins in the domestic wholesale business primarily are the result of lower sales to off-price channels caused by better inventory management.

      Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $17.8 million to $230.4 million, or 36.0% of net revenues, in the three months ended December 28, 2002, from $212.6 million, or 34.4% of net revenues, in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the three months ended December 29, 2001, SG&A expenses would have been $214.7 million, or 38.0% of net revenues. This increase in SG&A dollars is driven by higher selling salaries and related costs in connection with an incremental increase in worldwide retail sales and store expansion (primarily in Europe) as well as the expansion of the European wholesale business, which includes three months of PRL Fashions’ operations, as opposed to two months of PRL Fashions’ operations in the prior year’s period. This increase was offset by the elimination of goodwill amortization of $3.1 million as a result of the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The decrease as a percentage of revenues is attributable to ongoing company-wide expense management and cost reduction initiatives.

      Restructuring Charge. During the third quarter of fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate our business operations. The major initiatives of our plan included the following: consolidation of our headquarters from five cities in three countries, to one location; the consolidation of our European logistics operations to Italy; and the migration of all European information systems to a standard global system. In connection with the implementation of this plan, we have completed the consultation process regarding the headquarters in the United Kingdom and Italy and have recorded a restructuring charge of $8.0 million, which included approximately $6.4 million for severance and termination benefits related to approximately 100 employees, and $1.6 million for lease and other contract termination costs, during the third quarter of fiscal 2003. Total cash outlays related to this plan of approximately $3.1 million for severance and termination benefits have been paid through December 28, 2002. The Company expects the final phase of the process, related to the French consultation regarding back office functions, to be completed during the fourth quarter of 2003 and expects to take a fourth quarter restructuring charge of approximately $3.0 to $7.0 million, net of taxes. It is expected that this plan will be completed, and the remaining liabilities will be paid, in fiscal 2004.

      Interest Expense, net. Interest expense decreased to $3.4 million in the three months ended December 28, 2002, from $4.5 million in the comparable period in fiscal 2002. This change was primarily due to a decrease of approximately $0.9 million related to reduced interest rates as a result of the cross currency swap, which was entered into in connection with our Euro debt in June 2002 and is further described in the Financial Position, Liquidity and Capital Resources section. The remaining decrease resulted from decreased short-term borrowings and long-term Euro debt borrowings during the three months ended December 28, 2002. These decreases were partially offset by higher Eurodollar exchange rates, which effect the Euro denominated interest payments on the portion of the Euro debt not covered by the cross currency swap.

      Foreign Currency (Gain) Loss. Foreign currency gains decreased to $1.3 million in the three months ended December 28, 2002, compared to $3.0 million in the comparable period in fiscal 2002. In fiscal 2003, these gains primarily relate to Japanese forward contracts entered into in November 2002, which are further described in the Financial Position, Liquidity and Capital Resources section. In addition, no gains or losses were recorded during the third quarter of fiscal 2003, in connection with our Euro debt since it was fully hedged. However, in fiscal 2002, gains of approximately $3.0 million were derived from transaction gains on the unhedged portion of our Euro debt, which resulted from decreases in the Eurodollar rate.

      Income Taxes. The effective tax rate decreased to 36.5% in the three months ended December 28, 2002, from 37.5% in the corresponding period in fiscal 2002. This decline is a result of the implementation of tax strategies.

Nine Months Ended December 28, 2002 Compared to Nine Months Ended December 29, 2001

      Net Sales. Net sales increased 1.4% to $1,571.7 million in the nine months ended December 28, 2002, from $1,549.6 million in the nine months ended December 29, 2001. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the nine months ended December 29, 2001, net sales would have been $1,520.8 million and the increase would have been 3.3%.

      Wholesale net sales decreased 5.0% to $765.7 million in the nine-month period, from $805.6 million in the corresponding period in fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the nine months ended December 29, 2001, wholesale net sales would have been $771.6 million and the decrease would have been 0.8%, driven by a strategic streamlining of the amount of product sold to the department stores, the elimination of the women’s Ralph Lauren Sport and the Lauren for men lines of $22.1 million, and a difficult holiday sell-through, partially offset by a $86.8 million, or approximately 62.0%, increase in the European wholesale business which resulted from continued European expansion and the inclusion of PRL Fashions’ operations of $50.5 million for the full nine-month period in fiscal 2003.

      Retail net sales increased 8.3% to $806.0 million in the nine months ended December 28, 2002, from $744.0 million in the corresponding period in fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the nine months ended December 29, 2001, retail net sales would have been $749.2 million, and the increase would have been 7.6%, primarily driven by the $41.6 million, or 8.7%, increase in comparable outlet store sales, which was offset by $8.8 million, or 3.6% decrease, in our total full price stores (comparable store sales information includes both Polo Ralph Lauren stores and Club Monaco stores).

      Also impacting this increase is worldwide store expansion. During the nine months ended December 28, 2002, the Company opened 15 stores, net of closings, ending the period with 251 stores as compared to 234 in the same period of the prior year. Included in these openings were eight Polo Ralph Lauren stores, four Club

Monaco stores, one full line outlet store, one Polo Jeans outlet store and five European outlet stores. Offsetting these openings were the closings of one of each of the following stores: Club Monaco store, full line outlet, Polo Jeans outlet, and Club Monaco outlet.

      Licensing Revenue. Licensing revenue decreased 3.2% to $175.3 million in the nine months ended December 28, 2002, from $181.1 million in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the nine months ended December 29, 2001, licensing revenue would have been $177.1, resulting in a 1.0% decrease, primarily driven by the elimination of the Italian royalties due to the acquisition in October 2001 of PRL Fashions and lower licensing revenues received from certain domestic licensing partners of $3.1 million and $1.6 million, respectively. These decreases were offset by an increase in revenues received from our international and home licensing partners of approximately $0.9 million and $1.9 million, respectively.

      Gross Profit. Gross profit as a percentage of net revenues increased to 49.3% in the nine months ended December 28, 2002, from 48.2% in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the nine months ended December 29, 2001, gross profit would have been 47.9%. Improved gross profit was driven by better merchandise margins in the domestic retail businesses.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $61.1 million to $681.9 million, or 39.0% of net revenues in the nine months ended December 28, 2002, from $620.8 million or 35.8% of net revenues in the corresponding period of fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the nine months ended December 29, 2001, SG&A expenses would have been $626.8 million, or 36.9% of net revenues, with the increase in the fiscal 2002 nine-month period being primarily higher selling salaries and related costs in connection with the incremental increase in retail sales and worldwide store expansion (primarily Europe), the expansion of the European wholesale business as well as the inclusion of PRL Fashions’ operations, which was acquired in October 2002. These increases were offset by the elimination of goodwill amortization of $7.4 million as a result of the implementation of SFAS No. 142.

      Restructuring Charge. During the third quarter of fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its operations. The major initiatives of our plan included the following: consolidation of our headquarters from five cities in three countries, to one location; the consolidation of our European logistics operations to Italy; and the migration of all European information systems to a standard global system. In connection with the implementation of this plan, we have completed the consultation process regarding the headquarters in the United Kingdom and Italy and have recorded a restructuring charge of $8.0 million, which included approximately $6.4 million for severance and termination benefits related to approximately 100 employees, and $1.6 million for lease and other contract termination costs, during the third quarter of fiscal 2003. Total cash outlays related to this plan of approximately $3.1 million for severance and termination benefits have been paid through December 28, 2002. The Company expects the final phase of the process, related to the French consultation regarding back office functions, to be completed during the fourth quarter of 2003 and expects to take a fourth quarter restructuring charge of approximately $3.0 to $7.0 million, net of taxes. It is expected that this plan will be completed, and the remaining liabilities will be paid, in fiscal 2004.

      Interest Expense, net. Interest expense decreased to $10.3 million in the nine months ended December 28, 2002, from $15.2 million in the comparable period in fiscal 2002. This decrease was primarily due to decreased short-term borrowings and long-term Euro debt borrowings of $48.2 million and $16.9 million, respectively, during the nine months ended December 28, 2002. The remaining decrease of approximately $2.0 million resulted from reduced interest rates as a result of the cross currency swap, which was entered into in connection with our Euro debt in June 2002 and is further described in the Financial Position, Liquidity and Capital Resources section. These decreases were partially offset by higher Eurodollar exchange rates, which effect the Euro denominated interest payments on the portion of the Euro debt not covered by the cross currency swap.

      Foreign Currency (Gain) Loss. Foreign currency losses increased to $2.5 million in the nine months ended December 28, 2002, compared to a gain of $0.2 million in the comparable period of fiscal 2002. In fiscal 2003, these losses primarily relate to approximately $3.8 million of transaction losses on the unhedged portion of our Euro debt, which result from increases in the Eurodollar rate until we entered into the cross currency swap in June 2002. These losses were offset by $1.3 million of gains recorded on the Japanese forward contracts, which are further described in the Financial Position, Liquidity and Capital Resources section. However, in fiscal 2002, these gains were derived from transaction gains on the unhedged portion of our Euro debt, which resulted from decreases in the Eurodollar rate.

      Income Taxes. The effective tax rate decreased to 36.5% in the nine months ended December 28, 2002, from 37.5% in the corresponding period in fiscal 2002. This decline is a result of the implementation of tax strategies.

Recent Developments

      In December 2002, we signed definitive agreements for a series of transactions which, if consummated, would result, among other things, in our having increased control over the license for Japan. The agreements contemplate that we will acquire a 50% interest in its Japanese master license and an 18% equity interest in a company that will hold the sublicenses for our men’s, women’s and Polo Jeans businesses in Japan. Our total investment in the transactions will be approximately $70 million and will be funded through our available cash. The transactions are expected to close in the fourth quarter of fiscal 2003.

      As the result of the failure of Jones Apparel Group (including its subsidiaries, “Jones”) to meet the minimum sales volumes for the year ended December 31, 2002 under the license agreements for the sale of products under the “Ralph” trademark between us and Jones, dated May 11, 1998, these license agreements will terminate as of December 31, 2003. We have advised Jones that the termination of these licenses will automatically result in the termination of the licenses between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement, between us and Jones dated May 11, 1998. The Lauren license agreements would otherwise expire on December 31, 2006. Jones has advised us that it does not agree that the Lauren licenses will terminate on December 31, 2003. We are confident that our legal position is correct, and are in discussions with Jones regarding the Lauren and Ralph brands. Jones has reported that net sales of Lauren and Ralph products for the year ended December 31, 2002, were $548 million and $37 million, respectively.

Financial Position, Liquidity and Capital Resources

      Our principle cash requirements are for working capital (primarily accounts receivable and inventory) to support projected sales increases, construction and renovation of shop-within-shops, distribution center and information systems upgrades, retail store expansion, acquisitions, and other corporate activities. Our main sources of liquidity are cash flows from operations, credit facilities and other borrowings.

      We ended the third quarter of fiscal 2003 with $441.6 million in cash and cash equivalents and $343.9 million of debt outstanding compared to $294.6 million and $372.0 million of cash and cash equivalents and debt outstanding, respectively, at December 29, 2001. This represents a $175.1 million improvement in our debt net of cash position over the last twelve months. This improvement is partially attributable to the accumulation of funds to cover the anticipated $70 million payment in connection with agreements related to the license for Japan, which are expected to close in the fourth quarter of fiscal 2003, and the changes in working capital due to the factors described below.

      As of December 28, 2002, we had $105.8 million outstanding in short-term bank borrowings and $238.1 million outstanding in long-term Euro debt based on the quarter end Euro exchange rate. We were also contingently liable for $27.6 million in outstanding letters of credit primarily related to commitments for the purchase of inventory. The weighted-average interest rate on our borrowings at December 28, 2002 was 5.5%.

      Accounts receivable increased $16.9 million at the end of the third quarter in fiscal 2002 compared to the end of the third quarter in fiscal 2001. Improvements were made in our days sales outstanding, however, the incremental effect of these improvements was offset by the additional revenues recorded in fiscal 2003 compared to fiscal 2002. Accounts receivable decreased $91.0 million at December 28, 2002 compared to March 30, 2002 due to the seasonality of business and timing of shipments.

      Inventories decreased $15.1 at the end of the third quarter in fiscal 2003 compared to the end of the third quarter in fiscal 2002, and decreased $9.7 million at December 28, 2002 compared to March 30, 2002. These decreases are a result of improvements in the management of the Company’s supply chain resulting in better forecasting and distribution. In addition to lower inventory balances, these improvements have resulted in increased average inventory turnover rates for the twelve-month period ended December 28, 2002 compared to the same period in fiscal 2002.

      Net cash provided by operating activities. Net cash provided by operating activities increased to $260.5 million in the nine months ended December 28, 2002, from $277.8 million in the comparable period in fiscal 2002. This decrease was driven primarily by year-over-year changes in the accounts receivable, inventories, prepaid expenses and accounts payable. These changes were primarily caused by seasonal differences reflected in the two periods as a result of certain European business being consolidated and reported on a current basis in the nine months ended December 28, 2002 as compared to a three-month lag in the comparable period in fiscal 2002.

      During the third quarter of fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, we recorded a restructuring charge of $8.0 million and had total cash outlays of approximately $3.1 million during the nine months ended December 28, 2002. It is expected that the remaining liabilities will be paid in the fourth quarter of fiscal 2003 and throughout fiscal 2004.

      During fiscal 2001 and 1999 we implemented two plans: the 2001 Operational Plan and 1999 Restructuring Plan. Total cash outlays related to the 2001 Operational Plan and 1999 Restructuring Plan were $9.4 million and $2.7 million, respectively, for the nine months ended December 28, 2002. As of December 28, 2002, we settled all remaining liabilities related to the 1999 Restructuring Plan, and we expect to settle the remaining $5.6 million liabilities related to the 2001 Operational Plan in fiscal 2004.

      Net cash used in investing activities. Net cash used in investing activities decreased to $61.7 million in the nine months ended December 28, 2002 as compared to $87.1 million in the comparable period in fiscal 2002. Both the fiscal 2003 and fiscal 2002 net cash used primarily reflected shop-within-shop and other capital expenditures related to retail expansion and upgrading our systems and facilities. However, the fiscal 2003 net cash used also reflects $4.8 million for the acquisition of stores in Germany and Argentina, whereas the fiscal 2002 net cash used reflects $23.7 million for the acquisition of PRL Fashions.

      Our anticipated capital expenditures for fiscal 2003 approximate $90 to $100 million, of which $61.2 million has been expended though nine months ended December 28, 2002 compared to $61.1 million in the corresponding period in fiscal 2002. Capital expenditures primarily reflect costs associated with the following:

•	the expansion of our retail operations;

•	shop-within-shop development program which includes new shops, renovations and expansions;

•	the continued upgrading and expansion of our information systems and distribution facilities; and

•	other capital projects.

      During the third quarter of fiscal 2003, the Company completed its acquisitions of six retail store locations and related assets in Germany and Argentina from certain of our licensees for a purchase price of $2.6 million and $2.2 million, net of cash acquired, respectively. Consistent with SFAS No. 141, these acquisitions were accounted for as purchases. In connection with the purchase accounting for these acquisitions, we are in the process of evaluating the tangible and intangible assets acquired and liabilities assumed. At December 28, 2002, the Company’s accounting for the acquisitions was based on preliminary valuation information, which is subject to revision. The sales and total assets related to the acquired entities were not material. The pro-forma effect of these two acquisitions on the historical results was not material. The transitional impairment tests were completed and did not result in an impairment charge.

      Net cash (used in) provided by financing activities. Net cash used in financing activities was $10.3 million in the nine months ended December 28, 2002 as compared to net cash provided by financing activities of $2.0 million in the comparable period in fiscal 2002. This change is primarily due to the repurchase of $7.7 million of our Euro debt offset by the proceeds from the issuance of common stock of $7.2 million for the first nine months of fiscal 2003; compared to $1.3 million of Euro debt repurchases offset by the proceeds from the issuance of common stock of $15.6 million, respectively, in fiscal 2002.

      In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Class A common stock. Share repurchases were to be made in the open market over a two-year period, which commenced April 1, 1998. The Board of Directors has extended the stock repurchase program through March 31, 2004. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of December 28, 2002, we had repurchased 3,894,532 shares of our Class A common stock at an aggregate cost of $73.7 million. As of December 28, 2002, we had approximately $26.3 million remaining in our stock repurchase program.

      In November 1999, we issued Euro 275.0 million of 6.125% notes due November 2006. Our Euro debt is listed on the London Stock Exchange. The net proceeds from the Euro offering were $281.5 million, based on the Euro exchange rate on the issuance date. Interest on the Euro debt is payable annually. A portion of the net proceeds from the issuance was used to acquire Poloco while the remaining net proceeds were retained for general corporate purposes. In fiscal 2003, we repurchased Euro 8.3 million, or $7.7 million, based on Euro exchange rates at the time of repurchase, of our outstanding Euro debt.

      In November 2002, we terminated both our 1997 bank credit facility and our 1999 senior bank credit facility and entered into a new credit facility. The 1997 bank credit facility provided for a $225 million revolving line of credit and matured on December 31, 2002, while the 1999 senior bank credit facility consisted of a $20 million revolving line of credit and an $80 million term loan, both of which mature on June 30, 2003. The new credit facility with a syndicate of banks which consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, and is available for the issuance of letters of credit, acceptances and direct borrowings. This credit matures on November 18, 2005. As of December 28, 2002, we had $100 million outstanding under this new facility, which was the aggregate amount outstanding under the 1997 bank credit facility and 1999 senior bank credit facility at the time of extinguishment. Borrowings under this facility bear interest, at our option, at a Base Rate equal to the higher of the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or at the Eurodollar Rate (LIBOR) plus an interest margin based on the Federal Reserve Boards “Eurocurrency liabilities” reserve requirements.

      Our 2002 bank credit facility requires that we maintain certain covenants:

•	a minimum consolidated tangible net worth, and

•	a maximum of adjusted debt to EBITDAR (as such terms are defined in the credit facility) ratio.

      The credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

•	sell or dispose of our assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances, guarantees or stock repurchases;

•	engage in transactions with affiliates; and

•	make investments.

      Upon the occurrence of an event of default under the credit facility, the lenders may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and payable. The credit facility specifies a number of events of default, many of which are subject to applicable grace or cure periods, including, among others, the failure to make timely principal and interest payments, to satisfy the covenants, or to maintain the required financial performance requirements described above. Additionally, the agreement provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock. As of December 28, 2002, the Company was in compliance with all financial and non-financial debt covenants.

      We believe that cash from ongoing operations and funds available under our credit facility and from our initial Euro debt offering will be sufficient to satisfy our current level of operations, capital requirements, the stock repurchase program and other corporate activities for the next 12 months. We do not currently intend to pay dividends on our common stock in the next 12 months.

      In January 2003, the Company completed the assignment of the sublease for one store location for which the Company received proceeds of approximately $10 million and recorded a gain of approximately $5.0 million for the fourth quarter ended March 29, 2003.

      Derivative Instruments. In June 2002, we entered into a cross currency rate swap, which terminates in November 2006. The cross currency rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations in both principal and interest payments resulting from the Euro debt, and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt; and was de minimis for the nine months ended December 28, 2002.

      Occasionally, we purchase short-term foreign currency contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases or to neutralize month-end balance sheet and other expected exposures. To the extent that these derivative instruments do not qualify for hedge accounting under SFAS No. 133, they are recorded at fair value, with all gains or losses recognized immediately in the current period earnings. In November 2002, we entered into forward contracts on 6.2 billion Japanese Yen that terminate in February 2003. While these transactions do not qualify for hedge accounting under SFAS No. 133, we entered into these forward contracts to minimize the impact of foreign exchange fluctuations on the Japanese Yen denominated purchase price described in the agreements related to the license for Japan, which are expected to be consummated during the fourth quarter of fiscal 2003.

      We recognize foreign currency gains or losses in connection with our Euro debt and certain short-term foreign currency contracts based on fluctuations in foreign exchange rates. In connection with recording these contracts at fair market value, we recognized $1.3 million in foreign currency gain and $2.5 million in foreign currency loss in the three and nine months ended December 28, 2002, respectively, and $3.1 million and $0.2 million in foreign currency gain in the three and nine months ended December 29, 2001, respectively, included as a component of foreign currency (gain) losses in the Consolidated Statements of Operations.

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

      Effective December 30, 2001, for reporting purposes the Company changed the fiscal years of certain of its European subsidiaries in the consolidated financial statements to end on the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, these European subsidiaries were consolidated and reported on a three-month lag with fiscal years ending December 31. Accordingly, we have included the December 28, 2002 and March 30, 2002 balance sheets of these European subsidiaries in the accompanying December 28, 2002 and March 30, 2002, consolidated balance sheets. We also have consolidated the results of operations of these European subsidiaries for the three and nine months ended December 28, 2002 and September 29, 2001 in the three and nine months ended December 28, 2002 and December 29, 2001 consolidated statements of income and cash flows.

Critical Accounting Policies and Estimates

      Our discussion of results of operations and financial condition relies on our consolidated financial statements that are prepared based on certain critical accounting policies that require management to make judgements and estimates that are subject to varying degrees of uncertainty. We believe that investors need to be aware of these policies and how they impact our financial statements as a whole, as well as our related discussion and analysis presented herein. While we believe that these accounting policies are based on sound measurement criteria, actual future events can and often do result in outcomes that can be materially different from these estimates or forecasts. The accounting policies and related risks described in our report on Form 10-K for the year ended March 30, 2002 are those that depend most heavily on these judgements and estimates. As of December 28, 2002, there have been no material changes to any of the critical accounting policies contained therein other than the adoption of the new accounting standards as discussed herein.

New Accounting Standards

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure. The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. We do not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will apply SFAS No. 146 on a prospective basis, and as such, does not expect it to have an initial material impact on our consolidated results of operations or financial position upon adoption.

      In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to FIN 45. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on its financial condition, results of operations or cash flows for the period ended December 28, 2002.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the interpretation and does not expect any material impact to the financial statements as a result of adopting this interpretation.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

      The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates.

      We manage these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. Our policy allows for the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. During the nine months ended December 28, 2002, there were significant fluctuations in the value of the Euro dollar exchange rate. In June 2002, we entered into a cross currency rate swap to minimize the impact of foreign exchange fluctuations on the long-term Euro debt and the impact of fluctuations in the interest rate on the fair value of the long-term Euro debt. In November 2002, we entered into Japanese Yen forward contracts to minimize the impact of foreign exchange fluctuations on the Japanese Yen denominated purchase price described in the agreements relating to the Japanese license described in Item 2.

      Since March 30, 2002, other then disclosed above, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

Item 4.	Controls and Procedures

      Within the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer, and the Senior Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chairman and Chief Executive Officer, and the Senior Vice President of Finance and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of completion of their evaluation.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      On September 18, 2002, an employee at one of the Company’s stores, Toni Young, filed a lawsuit against Polo Retail, LLC and the Company in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by Polo’s requirement that certain retail employees purchase and wear Polo Ralph Lauren merchandise as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgement on the issue of whether the Company’s policies violated California law has been scheduled for August 14, 2003, and the motions are expected to be filed in June or July.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Cross Default and Term Extension Agreement, dated May 11, 1998, among PRL USA, Inc., The Polo/ Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co., Inc.

10.2	Form of Credit Agreement, dated as of November 18, 2002, among Polo Ralph Lauren, as Borrower, The Lenders Party Thereto, and JP Morgan Chase Bank, as Administrative Agent, The Bank of New York, Fleet National Bank, SunTrust Bank, Wachovia Bank, N.A., as Syndication Agents, and J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger.

99.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Gerald M. Chaney Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K —

      The Company filed no reports on Form 8-K in the quarter ended December 28, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLO RALPH LAUREN CORPORATION

Date: February 11, 2003

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

Date: February 11, 2003

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

Date: February 11, 2003