Form 10-K
period 2003-03-29
POLO RALPH LAUREN CORP
filed 2003-06-19
CIK 1037038

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

                    FOR THE FISCAL YEAR ENDED MARCH 29, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was approximately $920,639,610 as of September 27, 2002, the last business day of the registrant's most recently completed second fiscal quarter.

     At June 13, 2003 44,980,928 shares of the registrant's Class A Common Stock, $.01 par value, 43,280,021 shares of the registrant's Class B Common Stock, $.01 par value and 10,570,979 shares of the registrant's Class C Common Stock, $.01 par value, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     In this Form 10-K, references to "Polo," "ourselves," "we," "our," and "us" refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context requires otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are referred to in this Form 10-K as "licensing partners" and the relationships between Polo and these licensees are referred to as "licensing alliances." Notwithstanding these references, however, the legal relationship between ourselves and our licensees is not one of partnership, but of licensor and licensee. Our fiscal year ends on the Saturday nearest to March 31. All references to "2003," "2002" and "2001" represent the 52-week fiscal years ended March 29, 2003, March 30, 2002, and March 31, 2001, respectively.

     We are a leader in the design, marketing and distribution of premium lifestyle products. For 35 years, our reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names, which include "Polo," "Polo by Ralph Lauren," "Ralph Lauren Purple Label," "Polo Sport," "Ralph Lauren," "RALPH," "Lauren," "Polo Jeans," "RL," "Chaps" and "Club Monaco," among others, constitute one of the world's most widely recognized families of consumer brands. We believe that, under the direction of Ralph Lauren, the internationally renowned designer, we have influenced the manner in which people dress and live in contemporary society, reflecting an American perspective and lifestyle uniquely associated with Polo and Ralph Lauren.

     We combine our consumer insight and design, marketing and imaging skills to offer, along with our licensing partners, broad lifestyle product collections in four categories:

     - Apparel -- Products include extensive collections of men's, women's and children's clothing;

     - Home -- Coordinated products for the home include bedding and bath products, furniture, fabric and wallpaper, paints, broadloom, tabletop and giftware;

     - Accessories -- Accessories encompass a broad range of products such as footwear, eyewear, jewelry and leather goods, including handbags and luggage; and

     - Fragrance -- Fragrance and skin care products are sold under our Glamourous, Romance, Polo, Lauren, Safari and Polo Sport brands, among others.

     Our website is http://investor.polo.com. We make available free of charge, through our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports filed or furnished, pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission.

RECENT DEVELOPMENTS

     On an ongoing basis, we continue to evaluate our business and growth strategies. In the past year, we have completed several transactions and acquisitions that we believe will enhance our business.

     During the fourth quarter of fiscal 2003, we acquired, for approximately $24.1 million and $47.6 million, respectively, a 50% interest in the Japanese master license and an 18% equity interest in the company which holds the sublicenses for the men's, women's and Polo Jeans business in Japan. In May 2003, we acquired an additional 2% equity interest in this company. Also in the past year, we acquired several retail locations from certain of our licensees in Belgium, Germany and Argentina for a total purchase price of approximately $4.6 million.

     In addition to the above, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate their business operations. The major initiatives of the plan included the following: consolidation of our headquarters from five cities in three countries to one location, the consolidation of our European logistics to Italy and the migration of all European information systems to a standard global system. We have completed the consultation of the headquarters and anticipate completion of the consolidation and migration during fiscal 2004. In connection with the implementation of this plan, we have recorded a $14.4 million restructuring charge.

     As the result of the failure of Jones Apparel Group, including its subsidiaries (Jones), to meet the minimum sales volumes for the year ended December 31, 2002, under the license agreements for the sale of products under the "Ralph" trademark between us and Jones dated May 11, 1998, these license agreements will terminate as of December 31, 2003. We have advised Jones that the termination of these licenses will automatically result in the termination of the licenses between us and Jones with respect to the "Lauren" trademark pursuant to the Cross Default and Term Extension Agreement, between us and Jones dated May 11, 1998. The Lauren license agreements would otherwise expire on December 31, 2006.

     On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we breached our agreements with Jones with respect to the "Lauren" trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov's employment agreement with Jones. Jones has indicated that it will treat the Lauren license agreements as terminated as of December 31, 2003. Jones is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov's agreement. If Jones' lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition; however, we believe that the lawsuit is without merit and that we will prevail. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. Jones has reported that net sales of Lauren and Ralph products for the year ended December 31, 2002 were $548.0 million and $37.0 million, respectively.

     The royalties that we received pursuant to the "Lauren" license agreements and "Ralph" license agreements represented revenues in fiscal 2003 of approximately $37.4 million and $5.3 million, respectively. We will no longer receive these royalties after the third quarter of fiscal 2004, as a result of the termination of the Lauren and Ralph license agreements on December 31, 2003. The Company is preparing to begin production and marketing of the Lauren and Ralph lines, with shipments beginning in January 2004. We expect that the income from our sales of Lauren and Ralph products will replace the royalty revenue previously attributable to the Lauren and Ralph license agreements.

OPERATIONS

     We operate in three integrated business segments: wholesale, retail and licensing. Details of our net revenues by business segment are shown in the tables below. See also Note 17 to our consolidated financial statements for fiscal 2003, fiscal 2002 and fiscal 2001 for further segment information.

                                                       FISCAL YEAR ENDED
                                             --------------------------------------
                                             MARCH 29,     MARCH 30,     MARCH 31,
                                                2003          2002          2001
                                             ----------    ----------    ----------
                                                         (IN THOUSANDS)
Wholesale sales............................  $1,187,363    $1,198,060    $1,053,842
Retail sales...............................   1,001,958       924,273       928,577
                                             ----------    ----------    ----------
Net sales..................................   2,189,321     2,122,333     1,982,419
Licensing revenue..........................     250,019       241,374       243,355
                                             ----------    ----------    ----------
Net revenues...............................  $2,439,340    $2,363,707    $2,225,774
                                             ==========    ==========    ==========

WHOLESALE

     Our wholesale business is divided primarily into two groups: Polo Brands and Collection Brands. In both these wholesale groups, we offer several discrete brand offerings. Each group is directed by teams consisting of design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts.

  POLO BRANDS

     Our Polo Brands group sources, markets and distributes products under the following brands:

     POLO BY RALPH LAUREN. The Polo by Ralph Lauren menswear collection is a complete men's wardrobe consisting of products related by theme, style, color and fabric. Polo by Ralph Lauren menswear is generally priced at a range of price points within the men's premium ready-to-wear apparel market. We currently sell this collection through department stores, specialty stores and Polo Ralph Lauren stores in the United States.

     BLUE LABEL. The Blue Label collection of womenswear reflects a modern interpretation of classic Ralph Lauren styles with a strong weekend focus. Blue Label collection is generally priced at a range of price points within the premium ready-to-wear apparel market. We currently sell the Blue Label collection domestically and internationally through Polo Ralph Lauren stores and through selected wholesale accounts in Europe and Asia. In Japan, our Blue Label line is sold under the Ralph Lauren brand name.

     POLO GOLF. The Polo Golf collection of men's and women's golf apparel is targeted at the golf and resort markets. Price points are similar to those charged for products in the Polo by Ralph Lauren line. We sell the Polo Golf collection in the United States through leading golf clubs, pro shops and resorts, in addition to department stores, specialty stores and Polo Ralph Lauren stores.

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

  COLLECTION BRANDS

     Our Collection Brands group sources, markets and distributes products under the following brands:

     WOMEN'S RALPH LAUREN COLLECTION AND RALPH LAUREN BLACK LABEL. The Ralph Lauren Collection expresses our up-to-the-moment fashion vision for women. Ralph Lauren Black Label includes timeless versions of our most successful Collection styles, as well as newly-designed classic signature styles. Collection and Black Label are offered for limited distribution to premier fashion retailers and through our own stores. Price points are at the upper end to luxury range.

     MEN'S RALPH LAUREN AND PURPLE LABEL COLLECTION. In fall 1995, we introduced our Purple Label collection of men's tailored clothing and, in fall 1997, to complement the tailored clothing line, we launched our Purple Label sportswear line. We sell the Purple Label collection through a limited number of premier fashion retailers, at price points at the upper end to luxury range.

  CUSTOMERS AND SERVICE

     Consistent with the appeal and distinctive image of our products and brands, we sell our menswear and womenswear products primarily to leading upscale department stores, specialty stores and golf and pro shops located throughout the United States, which have the reputation and merchandising expertise required for the effective presentation of Polo Ralph Lauren products.

     Our wholesale products are distributed through the primary distribution channels throughout the United States, Europe and other regions as listed in the table below. In addition, we also sell excess and out-of-season products through secondary distribution channels.

                                                                  APPROXIMATE
                                                                NUMBER OF DOORS
                                                              AS OF MARCH 29, 2003
                                                              --------------------
                                                               POLO     COLLECTION
                                                              BRANDS      BRANDS
                                                              ------    ----------
Department Stores...........................................  3,248        142
Specialty Stores............................................  2,648         43
Polo Ralph Lauren Stores....................................     44          4
Golf and Pro Shops..........................................  2,571         --

     Department stores represent the largest customer group of our wholesale group. Significant department store customers based on a percentage of wholesale net sales for the year ended March 29, 2003 are:

     - Dillard Department Stores, Inc., which represented 12.45%,

     - Federated Department Stores, Inc., which represented 9.65%, and

     - The May Department Stores Company, which represented 8.43%.

     Collection Brands and Polo Brands products are primarily sold through their respective sales forces. Our Collection Brands group maintains its primary showrooms in New York City, whereas regional showrooms for the Polo Brands are located in Atlanta, Chicago, Dallas and Los Angeles.

     SHOP-WITHIN-SHOPS. As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores and to differentiate the presentation of products. Shop-within-shops fixed assets primarily include items such as customized freestanding fixtures, moveable wall cases and components, decorative items and flooring. We capitalize our cost of these fixed assets and amortize them using the straight-line method over their estimated useful lives of three to five years.

     During fiscal 2003, we added approximately 57 shop-within-shops and refurbished approximately 91 shop-within-shops. At March 29, 2003, in the United States we had approximately 1,496 shop-within-shops dedicated to our products and more than 840 shop-within-shops dedicated to our licensed products. Excluding significantly larger shop-within-shops in key department store locations, the size of our shop-within-shops typically ranges from approximately 600 to 1,500 square feet for Polo Brands, from approximately 600 to 1,000 square feet for our Collection Brands, and from approximately 300 to 900 square feet for home furnishings. In total, we estimate that approximately 2.6 million square feet of department store space in the United States is dedicated to our shop-within-shops. In addition to shop-within-shops, we use exclusively fixtured areas in department stores.

     BASIC STOCK REPLENISHMENT PROGRAM. Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. For customers who reorder basic products, we generally ship these products within one to five days of order receipt. These products accounted for approximately 7.7% of our wholesale net sales in fiscal 2003. We have also implemented a seasonal quick response program to allow replenishment of products which can be ordered for only a portion of each year. One Ralph Lauren Home licensing partner offers a basic stock replenishment program which includes towels and bedding products. Basic stock products accounted for approximately 81% of net sales of our Ralph Lauren Home licensing partners in fiscal 2003.

DIRECT RETAILING

     We operate retail stores dedicated to the sale of our products. Located in prime retail areas, our 110 full-price stores operate under the following names:

- Polo Ralph Lauren..................   Polo Ralph Lauren stores feature the full-breadth of
                                        the Ralph Lauren apparel, accessory and home product
                                        assortments in an atmosphere consistent with the
                                        distinctive attitude and luxury positioning of the
                                        Ralph Lauren brand.
- Club Monaco........................   Club Monaco stores feature updated, fashion apparel
                                        and accessories for both men and women. The brand's
                                        signature, clean and updated classic style form the
                                        foundation of a modern wardrobe.
- Club Monaco Caban..................   Caban home concept stores offer a unique shopping
                                        experience by mixing both fashion and interior
                                        design in a dynamic retail environment. Caban stores
                                        feature a complete range of product in bath,
                                        bedding, tabletop, home accessories, furniture and
                                        apparel.

     Our 145 outlet stores are generally located in outlet malls and operate as Polo Ralph Lauren outlet stores, Polo Jeans outlet stores, Ralph Lauren Home outlet stores and Club Monaco outlet stores.

     In addition to our own retail operations, as of March 29, 2003, we had granted licenses to independent parties to operate two stores in the United States and 84 stores internationally. We receive the proceeds from the sale of our products, which are included in wholesale net sales, to these stores and also receive royalties, which are included in licensing revenue, from our licensing partners who sell to these stores. We generally do not receive any other compensation from these licensed store operators. See "Our Licensing Alliances."

  FULL-PRICE STORES

     In addition to generating sales of our products, our worldwide full-price stores set, reinforce and capitalize on the image of our brands. We have 6 Flagship Polo Ralph Lauren stores, which showcase our upper end luxury styles and products and demonstrate our most refined merchandising techniques. We also operate 41 Polo Ralph Lauren stores, 3 RRL stores and 60 Club Monaco stores. During fiscal 2003, we added 16 store openings, net of two store closings. Our stores range in size from approximately 3,500 to over 27,000 square feet. These full-price stores are situated in upscale regional malls and major upscale street locations generally in large urban markets. Our stores are generally leased for initial periods ranging from 5 to 10 years with renewal options.

  OUTLET STORES

     We extend our reach to additional consumer groups through our 93 domestic Polo Ralph Lauren outlet stores, 22 Polo Jeans outlet stores, nine Club Monaco outlet stores and 21 European outlet stores. During fiscal 2003, we added three new outlet stores, net of four store closings.

     - Polo Ralph Lauren outlet stores offer selections of our menswear, womenswear, children's apparel, accessories, home furnishings and fragrances. Ranging in size from 3,000 to 20,000 square feet, with an average of approximately 8,900 square feet, the stores are principally located in major outlet centers in 34 states and Puerto Rico.

     - Polo Jeans outlet stores carry all classifications within the Polo Jeans line, including denim, knit and woven tops, sweaters, outerwear, casual bottoms and accessories. Polo Jeans outlet stores range in size from 2,600 to 5,100 square feet, with an average of 3,900 square feet, and are principally located in major outlet centers in 13 states.

     - Club Monaco outlet stores range in size from 6,100 to 12,500 square feet, with an average of 8,800 square feet, and offer basic and fashion Club Monaco items.

     - European outlet stores offer selections of our menswear, womenswear, children's apparel, accessories, home furnishings and fragrances. Ranging in size from 2,500 to 13,200 square feet, with an average of approximately 5,500 square feet, the stores are principally located in major outlet centers in six countries.

     Outlet stores purchase products directly from us, including our retail stores, our product licensing partners and our suppliers. Outlet stores purchase products from us generally at cost, and from our domestic product licensing partners and our retail stores at negotiated prices. Outlet stores also source basic products and styles directly from our suppliers. In fiscal 2003, our domestic outlet stores purchased approximately 13.1% of their products from us, 45.8% from our product licensing partners, and 41.1% from other suppliers of products.

OUR LICENSING ALLIANCES

     Through licensing alliances, we combine our consumer insight and design, marketing and imaging skills with the specific product or geographic competencies of our licensing partners to create and build new businesses. We seek out licensing partners who typically:

     - are leaders in their respective markets,

     - contribute the majority of our product development costs,

     - provide the operational infrastructure required to support the business, and

     - own the inventory.

     We grant product and international licensing partners the right to manufacture and sell at wholesale specified products under one or more of our trademarks. Our international licensing partners produce and source products independently, as well as in conjunction with us and our product licensing partners. As compensation for our contributions under these agreements, each licensing partner pays us royalties based upon its sales of our products, subject generally, to payment of a minimum royalty. Other than our Ralph Lauren Home collection licenses, these payments generally range from 2.5 to 20 percent of the licensing partners' sales of the licensed products. In addition, licensing partners are required to allocate between approximately two and four percent of their sales to advertise our products. Larger allocations are required in connection with launches of new products or in new territories.

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

     We had 17 product, 13 international and 11 home licensing partners as of March 29, 2003. We derive a substantial portion of our net income from the licensing revenue we receive from our licensing partners. Approximately 43.8% of our licensing revenue for fiscal 2003 was derived from three licensing partners. Jones Apparel Group, Inc. and Westpoint Stevens, Inc. each accounted for 16.4% and 15.9%, respectively. Additionally, Seibu Department Stores, Ltd. accounted for 11.5% of licensing revenue in fiscal 2003. (See Note 3 to our Consolidated Financial Statements.)

  PRODUCT LICENSING ALLIANCES

     As of March 29, 2003, we had agreements with 17 product licensing partners relating to our men's and women's sportswear, men's tailored clothing, children's apparel, personalwear, accessories and fragrances. The products offered by our product licensing partners are listed below.

LICENSING PARTNER                          LICENSED PRODUCT CATEGORY
-----------------                          -------------------------
Jones Apparel Group, Inc.                  Women's Lauren and Ralph Sportswear*
L'Oreal S.A./Cosmair, Inc.                 Men's and Women's Fragrances and Skin
                                           Care Products
Sun Apparel, Inc. (a subsidiary of Jones   Men's and Women's Polo Jeans Casual
  Apparel Group, Inc.)                     Apparel and Sportswear
Corneliani S.p.A                           Men's Polo Tailored Clothing
Peerless Inc.                              Men's Chaps and Lauren Tailored Clothing
S. Schwab Company, Inc.                    Children's Apparel
Sara Lee Corporation                       Men's and Children's Personal Wear
                                           Apparel
Ralph Lauren Footwear, Inc. (a subsidiary  Men's and Women's Dress, Casual and
  of Reebok International Ltd.)            Performance Athletic Footwear
Wathne, Inc.                               Handbags and Luggage
Hot Sox, Inc.                              Men's, Women's and Boys' Hosiery
New Campaign, Inc.                         Belts and Other Small Leather Goods
Echo Scarves, Inc.                         Scarves and Gloves for Men and Women
Carolee, Inc.                              Jewelry
Safilo USA, Inc.                           Eyewear
The Warnaco Group, Inc.                    Men's Chaps Sportswear
Authentic Fitness Products, Inc. (a        Women's and Girls' Swimwear
  subsidiary of Warnaco, Inc.)
Apparel Ventures, Inc.                     Women's and Girl's Swimwear

---------------

* These licenses will terminate on December 31, 2003.

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

     We work with our international licensing partners to facilitate this international expansion. International licensing partners also operate stores, which at March 29, 2003, included 48 Polo Ralph Lauren stores, 3 Polo Sport stores, 19 Polo Jeans stores, 3 Children's stores, 12 Ralph Lauren stores, 1 RRL store, 26 Polo outlet stores, 3 Children's outlet stores and 6 Polo Jeans outlet stores.

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

     Our ability to maintain and increase royalties under foreign licenses is dependent upon certain factors not within our control, including fluctuating currency rates, currency controls, withholding requirements levied on royalty payments, governmental restrictions on royalty rates, political instability and local market conditions.

     See "Risk Factors -- Risks Related to Our Business -- Our business is exposed to domestic and foreign currency fluctuations" and "Risk
Factors -- Risks Related to Our Business -- Our business is subject to risks associated with importing products."

  RALPH LAUREN HOME

     Together with our licensing partners, we offer an extensive collection of home products which draw upon, and add to, the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home and Lauren Ralph Lauren brands in three primary categories: bedding and bath, home decor and home improvement.

     In addition to designing and developing the creative concepts and products, we manage the marketing and distribution of our brands, and in some cases, the sales of our products for our licensees. Together with our nine domestic and two international home product licensing partners, representatives of our design, merchandising, product development and sales staff collaborate to conceive, develop and merchandise the various products as a complete home furnishing collection. In general, our licensing partners manufacture, own the inventory and ship the products.

     We perform a broader range of services for our Ralph Lauren Home licensing partners, as compared to our other licensing partners. The services we perform include design, operating showrooms, marketing, advertising and, in some cases, sales. As a result, we receive a higher average royalty rate from our Ralph Lauren Home collection licensing partners, typically ranging from 15% to 17%. Our Ralph Lauren Home licensing alliances generally have three to five year terms and often grant the licensee conditional renewal options.

     Ralph Lauren Home products are positioned at the upper tiers of their respective markets and are offered at a range of price levels. These products are generally distributed through several channels of distribution, including department stores, specialty home furnishings stores, interior design showrooms, customer direct mail catalogs, home centers, and the Internet. As with our other products, the use of shop-within-shops is central to our department store distribution strategy.

     The Ralph Lauren Home and Lauren Ralph Lauren products offered by us and our domestic licensing partners are:

CATEGORY              PRODUCT                        LICENSING PARTNER
--------              -------                        -----------------
Bedding and Bath....  Sheets, bedding accessories,   WestPoint Stevens, Inc.
                      towels and shower curtains,
                      blankets, down comforters,
                      other decorative bedding and
                      accessories
                      Bath rugs                      Lacey Mills
Home Decor..........  Fabric and wallpaper           P. Kaufmann, Inc.
                      Furniture                      Henredon Furniture
                                                     Industries, Inc.
                      Tabletop and giftware          Mikasa, Inc.
                      Flatware and frames            Reed and Barton Corporation
                      Table linens, placemats,       Brownstone
                      tablecloths and napkins
Home Improvement....  Interior and exterior paints   ICI/Glidden Company
                      and stains
                      Broadloom carpets and area     Karastan, a division of
                      rugs                           Mohawk Carpet Corporation

     WestPoint Stevens, Inc. accounted for approximately 69.7% of Ralph Lauren Home licensing revenue in fiscal 2003. See "Risk Factors -- Risks Related to Our Business -- Our business could suffer as a result of consolidations, restructurings and other ownership changes in the retail industry."

DESIGN

     Our products reflect a timeless and innovative American style associated with and defined by the Polo design team and Ralph Lauren. Our consistent emphasis on innovative and distinctive design has been an important contributor to the prominence, strength and reputation of the Polo Ralph Lauren brands.

     We form design teams around our brands and product categories to develop concepts, themes and products for each of our businesses. These teams work in close collaboration with merchandising, sales and production staff and licensing partners in order to gain market and other input.

     All Polo Ralph Lauren products are designed by, or under the direction of, Ralph Lauren and our design staff, which is divided into five departments:
Menswear, Womenswear, Children's, Accessories and Home. Club Monaco's design staff is located in New York and is divided into three teams: Menswear, Womenswear and Home.

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

     We create the distinctive image advertising for all our Polo Ralph Lauren products, conveying the particular message of each brand within the context of our core themes. Advertisements generally portray a lifestyle rather than a specific item and often include a variety of Polo Ralph Lauren products offered by both ourselves and our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons with additions throughout the year to coincide with product deliveries. In addition to print, some product categories we have utilized television and outdoor media in their marketing programs for certain product categories.

     Our licensing partners typically spend between two and four percent of their sales of our products for advertising. We directly coordinate advertising placement for domestic product licensing partners. Together with our licensing partners we collectively spent more than $200.0 million worldwide to advertise and promote Polo Ralph Lauren products in fiscal 2003.

     We conduct a variety of public relations activities. Each of our spring and fall womenswear collections are presented at major fashion shows in New York, which typically generate extensive domestic and international media coverage. We introduce each of the spring and fall menswear collections at major fashion shows in cities such as New York or Milan, Italy. In addition, we organize in-store appearances by our models and sponsors, professional golfers, snowboarders, triathletes and sports teams.

SOURCING, PRODUCTION AND QUALITY

     Over 290 different manufacturers worldwide produce our apparel products. We source finished products and piece goods. Piece goods include fabric, buttons and similar raw materials and are sourced primarily with respect to our Collection Brands. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. We contract for the manufacture of our products and do not own or operate any production facilities of our own. As part of our efforts to reduce costs and enhance the efficiency of our sourcing process, we have shifted a substantial portion of our sourcing to foreign suppliers. In fiscal 2003, approximately 5%, by dollar volume, of our products were produced in the United States and the Americas; and approximately 95%, by dollar volume, were produced in Hong Kong, Canada and other foreign countries. See "Risk Factors -- Risks Related to Our Business -- Our business is subject to risks associated with importing products."

     Two manufacturers engaged by us accounted for approximately 16% and 12% of our total production during fiscal 2003, respectively. The primary production facilities of these two manufacturers are located in Asia.

     Production is divided broadly into three categories:

     - LDP Purchasing -- purchases of finished products, where the supplier is responsible for the purchasing and carrying of raw materials, including all logistics and inbound duties and arrangements (custom and broker) to selected country port of entry;

     - FOB Purchasing -- purchases of finished products, where the supplier is responsible for the purchasing and carrying of raw materials; and

     - CMT Purchasing -- cut, make and trim purchasing, where we are responsible for purchasing and moving raw materials to finished product assemblers located around the world.

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

     Suppliers operate under the close supervision of our global manufacturing division headquartered in the Far East. All garments are produced according to our specifications. Production and quality control staff in the United States and in the Far East monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification and compliance programs, so that quality assurance is focused upon as early as possible in the production process and flow ready merchandise activities, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

     We retain independent buying agents in Europe to assist us in selecting and overseeing independent third-party manufacturers, sourcing fabric and other products and materials, monitoring quota and other trade regulations, as well as performing some quality control functions.

COMPETITION

     Competition is strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel and accessories, fragrances and home furnishing products, domestic and foreign, including Liz Claiborne, Inc., Nautica Enterprises, Inc., Jones Apparel Group, Inc., Tommy Hilfiger Corporation, Calvin Klein, Inc. and Giorgio Armani Spa in the branded apparel market sector, and Gucci Group N.V. and LVMH Moet Hennessy Louis Vuitton in the luxury market sector. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality and service, which depend on our ability to:

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

     See "Risk Factors -- Risks Relating to the Industry in Which we Compete -- We face intense competition in the worldwide apparel industry."

DISTRIBUTION

     We continue to evaluate the adequacy of our distribution and warehousing facilities and related processes.

     To facilitate distribution domestically, men's and women's products are shipped from manufacturers to our distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. The facility is designed to allow for high density cube storage, and utilizes bar code technology to provide inventory management and carton controls. Product traffic management is coordinated from this facility. European distribution and warehousing during fiscal 2003 was handled by third party distribution centers, however, with the European restructuring, the majority of the distribution will be consolidated into one third party facility located in Parma, Italy.

     Our full-price store and outlet store distribution and warehousing are principally handled through the Greensboro distribution center. During fiscal 2003, we also used a facility in New Jersey, which will be closed in June 2003.

     Club Monaco utilizes third party distribution facilities in Ontario, California and New Jersey. The New Jersey facility will be closed in June 2003.

MANAGEMENT INFORMATION SYSTEM

     We implement our management information systems to make the marketing, manufacturing, importing and distribution functions of our business operate more efficient by providing, among other things:

     - comprehensive order processing,

     - production information,

     - accounting information, and

     - enterprise view of information for the marketing, manufacturing, importing and distribution functions of our business.

     We have installed sophisticated point-of-sale registers in our stores that enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial system, coupled with our point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting.

     We also utilize a sophisticated automated replenishment system to facilitate the processing of replenishment and fashion orders from our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. We have a collaborative relationship with many of our suppliers that enables the Company to reduce cash to cash cycles in management of our inventory.

CREDIT CONTROL

     We manage our own credit function. We sell our merchandise primarily to major department stores across the United States and extend credit based on an evaluation of the customer's financial condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor our accounts receivables or maintain credit insurance to manage the risks of bad debts. Our bad debt write-offs were $3.8 million in fiscal 2003, representing less than one percent of net revenues. See "Risk Factors -- Risks Related to Our Business -- Our business could be negatively impacted by the financial instability of our customers."

BACKLOG

     We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. As of March 29, 2003, our summer and fall backlog was $136.5 million and $367.9 million, respectively. Our backlog depends upon a number of factors, including the timing of the market weeks for our particular lines, during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

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

     Our trademarks are the subjects of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings and beauty products, as well as in connection with retail services, and we continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the marks are used in connection with the products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. See Item 3 -- "Legal Proceedings." As a result of the appeal of our trademarks, our products have been the object of counterfeiting. We have a broad enforcement program which has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad.

     In markets outside of the United States, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties which have acquired ownership rights in certain trademarks, including "Polo" and/or a representation of a polo player astride a horse, which would have impeded our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks. See "Risk Factors -- Risks Related to Our Business -- Our trademarks and other intellectual property rights may not be adequately protected outside the United States" and Item 3 -- "Legal Proceedings."

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

     The second agreement was reached with a third party which owned conflicting registrations of the trademarks "Polo" and a polo player astride a horse in the United Kingdom, Hong Kong and South Africa. Under the agreement, the third party retains the right to use the "Polo" and polo player symbol marks in South Africa and all other countries that comprise Sub-Saharan Africa, and we agreed to restrict use of those Polo marks in those countries to fragrances and cosmetics solely as part of the composite trademark "Ralph Lauren" and the polo player symbol, as to which our use is unlimited, and to the use of the polo player symbol mark on women's and girls' apparel and accessories and women's and girls' handkerchiefs. By agreeing to those restrictions, we secured the unlimited right to use our trademarks in the United Kingdom and Hong Kong without payment of any kind, and the third party is prohibited from distributing products under those trademarks in those countries.

GOVERNMENT REGULATION

     Our import operations are subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements, which have been negotiated bilaterally either under the framework established by the World Trade Organization regarding international trade in textiles, known as the "WTO Agreement on Textiles and Clothing," or other applicable statutes, impose quotas on the amounts and types of merchandise which may be imported into the United States from these countries. These agreements also allow the signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not currently subject to specific limits.

     Our imported products are also subject to U.S. customs duties which comprise a material portion of the cost of the merchandise. See "Risk Factors -- Risks Related To Our Business -- Our business is subject to risks associated with importing products."

     Apparel products and other merchandise sold by Polo may also be subject to regulation in the United States by other governmental agencies, including the Federal Trade Commission, United States Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements and flammability testing. We believe that we are in substantial compliance with regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or expected in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business.

     Although we have not in the past suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and additional trademarks to new markets.

EMPLOYEES

     As of March 29, 2003, we had approximately 10,800 employees, consisting of approximately 9,000 in the United States and approximately 1,800 in foreign countries. Approximately 20 of our United States production and distribution employees in the womenswear business are members of the Union of Needletrades, Industrial & Textile Employees under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as "anticipate," "estimate," "expect," "project," "we believe," "is or remains optimistic," "currently envisions" and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of "Risk Factors." Forward-looking statements include statements regarding, among other items:

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

                                  RISK FACTORS

     The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Form 10-K. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.

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

A SUBSTANTIAL PORTION OF OUR NET SALES AND GROSS PROFIT IS DERIVED FROM A SMALL NUMBER OF LARGE CUSTOMERS.

     Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. We believe that a substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. Our three significant department store customers accounted for 30.5% of our wholesale net sales during fiscal 2003, while our ten largest customers accounted for approximately 43.0% of our wholesale net sales during fiscal 2003.

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

OUR BUSINESS COULD BE NEGATIVELY IMPACTED BY THE FINANCIAL INSTABILITY OF OUR CUSTOMERS.

     We sell our merchandise primarily to major department stores across the United States and extend credit based on an evaluation of each customer's financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer's receivables. We had three customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, which in aggregate constituted 30.0% of trade accounts receivable outstanding at March 29, 2003. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. See "Business -- Credit Control."

OUR BUSINESS COULD SUFFER AS A RESULT OF A MANUFACTURER'S INABILITY TO PRODUCE OUR GOODS ON TIME AND TO OUR SPECIFICATIONS.

     We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by both domestic and international manufacturers. During fiscal 2003, approximately 5%, by dollar value, of our men's and women's products were manufactured in the United States and approximately 95%, by dollar value, of these products were manufactured in Hong Kong and other foreign countries. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS COULD SUFFER IF WE NEED TO REPLACE MANUFACTURERS.

     We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot assure you that this additional capacity will be available when required on terms that are acceptable to us. See "Business -- Sourcing, Production and Quality." We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.

IF A MANUFACTURER OF OURS FAILS TO USE ACCEPTABLE LABOR PRACTICES, OUR BUSINESS COULD SUFFER.

     Two of the manufacturers engaged by us accounted for approximately 16% and 12% of our total production during fiscal 2003. The primary production facilities of these two manufacturers are located in Asia. We require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer of ours, or by one of our licensing partners, or the divergence of an independent manufacturer's or licensing partner's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH IMPORTING PRODUCTS.

     As of March 29, 2003, we source a significant portion of our products outside the United States through arrangements with 234 foreign manufacturers in 37 different countries. Approximately 95%, by dollar volume, of our products were produced in Hong Kong, Canada and other foreign countries in fiscal 2003. Risks inherent in importing our products include:

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

WE ARE DEPENDENT UPON THE REVENUE GENERATED BY OUR LICENSING ALLIANCES.

     Approximately 47.9% of our income from operations for fiscal 2003 was derived from licensing revenue received from our licensing partners. Approximately 43.8% of our licensing revenue for fiscal 2003 was derived from three licensing partners. Jones Apparel Group, Inc. and Westpoint Stevens, Inc. each accounted for 16.4% and 15.9%, respectively. In June 2003, one of our licensing partners, The Westpoint Stevens, Inc., filed for bankruptcy protection under the federal bankruptcy laws. We cannot determine what impact, if any, this filing will have on our financial condition, results of operations or cash flows. Additionally, Seibu Department Stores, Ltd. accounted for 11.5% of licensing revenue in fiscal 2003. See Note 3 to our Consolidated Financial Statements.

     We had no other licensing partner which accounted for more than 10.0% of our licensing revenue in fiscal 2003. The interruption of the business of any one of our material licensing partners due to any of the factors discussed immediately below could also adversely affect our licensing revenues and net income.

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

WE CANNOT ASSURE THE SUCCESSFUL IMPLEMENTATION OF OUR GROWTH STRATEGY.

     As part of our growth strategy, we seek to extend our brands, expand our geographic coverage, increase direct management of Polo Ralph Lauren brands by opening more of our own stores, strategically acquiring select licensees and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in Europe and other international areas. We may have difficulty hiring and retaining qualified key employees or otherwise successfully managing the required expansion and consolidation of our infrastructure in Europe. In addition, Europe, as a whole, lacks the large wholesale distribution channels found in the United States, and we may have difficulty developing successful distribution strategies and alliances in each of the major European countries.

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

OUR BUSINESS IS EXPOSED TO DOMESTIC AND FOREIGN CURRENCY FLUCTUATIONS.

     We generally purchase our products in U.S. dollars. However, we source most of our products overseas and, as such, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international licensing revenue generally is derived from sales in foreign currencies. These foreign currencies include the Japanese Yen and the Euro, and this revenue could be materially affected by currency fluctuations. Approximately 23.0% of our licensing revenue was received from international licensing partners in fiscal 2003. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

AN ADVERSE RESULT IN THE LAWSUIT THAT JONES FILED AGAINST THE COMPANY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     On June 3, 2003, Jones filed a lawsuit against us alleging, among other things, that we breached our agreements with Jones with respect to the "Lauren" trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement with Jones and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov's employment agreement with Jones. Jones is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov's agreement. If Jones' lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition.

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

Consumer purchases of discretionary items and luxury retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economies in which we, or our licensing partners, sell our products, whether in the United States or abroad, may adversely affect our sales. The current economic conditions have and may continue to adversely affect consumer spending and sales of our products.

OUR BUSINESS COULD SUFFER AS A RESULT OF CONSOLIDATIONS, RESTRUCTURINGS AND OTHER OWNERSHIP CHANGES IN THE RETAIL INDUSTRY.

     In recent years, the retail industry has experienced consolidation and other ownership changes. Some of our customers have operated under the protection of the federal bankruptcy laws. In the future, retailers in the United States and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry, including:

     - consolidating their operations,

     - undergoing restructurings,

     - undergoing reorganizations, or

     - realigning their affiliations.

While to date these changes in the retail industry have not had a material adverse effect on our business or financial condition, our business could be materially affected by these changes in the future. See "Risk Factors -- Risks Related to Our Business -- We are dependent upon the revenue generated by our licensing alliances."

ITEM 2.  PROPERTIES

     Our distribution and administrative functions are conducted in both leased and owned facilities. We also lease space for our retail and outlet stores, showrooms, and warehouse and office space in various domestic and international locations. We do not own any real property except for our distribution facility in Greensboro, North Carolina and a parcel of land adjacent to the facility, and a Polo Ralph Lauren store in Southampton, New York.

     The following table sets forth information with respect to our key properties:

                                                               APPROXIMATE   CURRENT LEASE TERM
LOCATION                                    USE                  SQ. FT.         EXPIRATION
--------                                    ---                -----------   ------------------
Greensboro, N.C. ............  Distribution Facility            1,500,000    Owned
650 Madison Avenue, NYC......  Executive, corporate office        206,000    December 31, 2009
                               and design studio, Polo Brand
                               showrooms
Lyndhurst, N.J. .............  Corporate and retail               162,000    February 28, 2008
                               administrative offices
Geneva, Switzerland..........  European corporate offices          48,000    March 1, 2013

     The leases for our non-retail facilities (approximately 41 in all) provide for aggregate annual rentals of approximately $25.4 million in fiscal 2003. We anticipate that we will be able to extend those leases which expire in the near future on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

     As of March 29, 2003, the Company operated 255 retail stores, totaling 1.82 million square feet. Aggregate annual rentals for retail space in fiscal 2003 totaled approximately $72.8 million. We anticipate that we will be able to extend those leases which expire in the near future on satisfactory terms or relocate to more desirable locations.

ITEM 3.  LEGAL PROCEEDINGS

     On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we breached our agreements with Jones with respect to the "Lauren" trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov's employment agreement with Jones. Jones has indicated that it will treat the Lauren license agreements as terminated as of December 31, 2003. Jones is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov's agreement. If Jones' lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition; however, we believe that the lawsuit is without merit and that we will prevail. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The parties have stipulated to consolidate the two cases.

     On September 18, 2002, an employee at one of the Company's stores filed a lawsuit against Polo Retail, LLC and the Company in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company's policies violated California law has been scheduled for August 14, 2003, and the motions are expected to be filed in June or July 2003.

     On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleges near identical claims to these in the federal class action. The class representatives consist of former employees and the plaintiff in the federal court action. Defendants in this class action include the Company, Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc., San Francisco Polo, Ltd. as well as a non-Polo corporate defendant and two current managers. As in the federal action, the complaint seeks an unspecified amount of action and punitive, restitution of monies spent, and declaratory relief. The Company intends to file a motion to stay the state court class action pending resolution of the federal class action.

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that, at the time, sourced apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions asserted that the Saipan factories engaged in unlawful practices relating to the recruitment and employment of foreign workers, and that the apparel companies, by virtue of their alleged relationships with the factories, had violated various Federal and state laws.

     One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleged unfair competition and false advertising and equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorneys' fees. The second, filed in Federal court for the Central District of California and subsequently transferred first to the United States District Court for the District of Hawaii and then to the United States District Court in Saipan, was brought on behalf of a purported class consisting of the Saipan factory workers. It alleged claims under the Federal civil RICO statute, Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and sought equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorney's fees.

     Although we were not named as a defendant in these suits, we source products in Saipan, and counsel for the plaintiffs in these actions informed us that we were a potential defendant in these or similar actions. Together with some other potential defendants, we entered into an agreement to settle any claims for nonmaterial consideration.

     As part of the settlement, we were named as a defendant, along with certain other apparel companies, in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., in the San Francisco County Superior Court, and in a Federal Court action styled Doe I. et al. v. Brylane, L.P., et al. in the United States District Court for the District of Hawaii, that mirrored portions of the larger State and Federal Court actions but did not include RICO and certain of the other claims alleged in those actions. The

California action was subsequently dismissed as part of the settlement, and the federal court action was transferred to the United States District Court in Saipan. On April 23, 2003, the Federal Court gave final approval of the settlement and dismissed the claims of the settlement class members against the Company with prejudice.

     On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our famous trademarks. This lawsuit continues to proceed as both sides are awaiting the court's decision on various motions. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which is effectively a counterclaim by them in connection with the original trademark action, asserts claims related to our actions in connection with our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stem from our contacts with the United States Polo Association's and Jordache's retailers in which we informed these retailers of our position in the original trademark action. The United States Polo Association and Jordache seek $50.0 million in compensatory damages and $50.0 million in punitive damages from us. This new suit has been consolidated with the original trademark action for purposes of discovery and trial. We believe that the United States Polo Association's and Jordache's claims are substantially without merit and intend to pursue our claims and defend against those of the United States Polo Association and Jordache vigorously.

     We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in aggregate have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 29, 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our Class A common stock is traded on the NYSE under the symbol "RL." The following table sets forth, for the periods indicated, the high and low closing prices per share for our Class A common stock for each quarterly period in our two most recent fiscal years as reported on the NYSE Composite Tape.

                                                               MARKET PRICE
                                                                OF CLASS A
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                               ----     ---
FISCAL 2003:
  First Quarter.............................................  $30.82   $20.95
  Second Quarter............................................   24.60    17.73
  Third Quarter.............................................   25.18    17.20
  Fourth Quarter............................................   23.00    19.30
FISCAL 2002:
  First Quarter.............................................  $30.98   $22.95
  Second Quarter............................................   26.44    18.41
  Third Quarter.............................................   27.94    18.56
  Fourth Quarter............................................   29.66    25.59

     Since our initial public offering, and as of March 29, 2003, we had not declared any cash dividends on our common stock other than dividends paid in 1998 to holders of Class B common stock and Class C common stock in connection with our reorganization and the initial public offering. On May 20, 2003, the Board of Directors instituted a regular quarterly cash dividend of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren Common stock. The initial dividend is payable to shareholders of record at the close of business on June 27, 2003, and will be paid on July 11, 2003.

     As of June 13, 2003, there were 1,320 holders of record of our Class A common stock, 5 holders of record of our Class B common stock and 5 holders of record of our Class C common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The table below provides selected consolidated financial data for the five fiscal years in the period ended March 29, 2003. We derived the income statement data for the three fiscal years in the period ended March 29, 2003 and the balance sheet data as of March 29, 2003 and March 30, 2002 from our consolidated financial statements and accompanying notes, included elsewhere in this Form 10-K, which were audited by Deloitte & Touche LLP, independent auditors. We derived the data for the two fiscal years in the period ended April 1, 2000 from the audited consolidated financial statements and accompanying notes of Polo Ralph Lauren Corporation and subsidiaries contained in our annual report on Form 10-K for the years ended April 1, 2000 and April 3, 1999 which are not included in this Form 10-K. You should read this selected consolidated financial data together with our consolidated financial statements and the notes to those financial statements as well as the discussion under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                              FISCAL YEAR ENDED(1)
                                       -------------------------------------------------------------------
                                        MARCH 29,     MARCH 30,     MARCH 31,     APRIL 1,       APRIL 3,
                                          2003          2002          2001          2000           1999
                                        ---------     ---------     ---------     --------       --------
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENTS OF INCOME:
Net sales............................  $ 2,189,321   $ 2,122,333   $ 1,982,419   $ 1,719,226    $1,518,850
Licensing revenue....................      250,019       241,374       243,355       236,302       208,009
                                       -----------   -----------   -----------   -----------    ----------
Net revenues.........................    2,439,340     2,363,707     2,225,774     1,955,528     1,726,859
Cost of goods sold...................    1,231,739     1,216,904     1,162,727     1,002,390       904,586
                                       -----------   -----------   -----------   -----------    ----------
Gross profit.........................    1,207,601     1,146,803     1,063,047       953,138       822,273
Selling, general and administrative
  expenses...........................      904,741       837,591       822,272       689,227       608,128
Restructuring charge.................       14,443        16,000       123,554            --        58,560
                                       -----------   -----------   -----------   -----------    ----------
Income from operations...............      288,417       293,212       117,221       263,911       155,585
Foreign currency losses (gains)......          529        (1,820)       (5,846)           --            --
Interest expense.....................       13,502        19,033        25,113        15,025         2,759
                                       -----------   -----------   -----------   -----------    ----------
Income before provision for income
  taxes and change in accounting
  principle..........................      274,386       275,999        97,954       248,886       152,826
Provision for income taxes...........      100,151       103,499        38,692       101,422        62,276
                                       -----------   -----------   -----------   -----------    ----------
Income before change in accounting
  principle..........................      174,235       172,500        59,262       147,464        90,550
Cumulative effect of change in
  accounting principle, net of
  taxes..............................           --            --            --         3,967(2)         --
                                       -----------   -----------   -----------   -----------    ----------
Net income...........................  $   174,235   $   172,500   $    59,262   $   143,497    $   90,550
                                       ===========   ===========   ===========   ===========    ==========
Income per share before change in
  accounting principle -- Basic......  $      1.77   $      1.77   $      0.61   $      1.49    $     0.91
Cumulative effect of change in
  accounting principle, net per
  share..............................           --            --            --          0.04            --
                                       -----------   -----------   -----------   -----------    ----------
Net income per share -- Basic........  $      1.77   $      1.77   $      0.61   $      1.45    $     0.91
                                       ===========   ===========   ===========   ===========    ==========
Income per share before change in
  accounting principle -- Diluted....  $      1.76   $      1.75   $      0.61   $      1.49    $     0.91
Cumulative effect of change in
  accounting principle, net per
  share..............................           --            --            --          0.04            --
                                       -----------   -----------   -----------   -----------    ----------
Net income per share -- Diluted......  $      1.76   $      1.75   $      0.61   $      1.45    $     0.91
                                       ===========   ===========   ===========   ===========    ==========
Weighted-average common shares
  outstanding -- Basic...............   98,330,626    97,470,342    96,773,282    98,926,993    99,813,328
                                       ===========   ===========   ===========   ===========    ==========
Weighted-average common shares
  outstanding -- Diluted.............   99,263,054    98,522,718    97,446,482    99,035,781    99,972,152
                                       ===========   ===========   ===========   ===========    ==========

                                                                FISCAL YEAR ENDED(1)
                                           --------------------------------------------------------------
                                           MARCH 29,    MARCH 30,    MARCH 31,     APRIL 1,     APRIL 3,
                                              2003         2002         2001         2000         1999
                                           ---------    ---------    ---------     --------     --------
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
BALANCE SHEET DATA:
Cash and cash equivalents................  $  343,606   $  244,733   $  102,219   $  164,571   $   44,458
Working capital..........................     665,660      616,286      462,144      446,663      331,482
Inventories..............................     363,771      349,818      425,594      390,953      376,860
Total assets.............................   2,038,822    1,749,497    1,626,093    1,620,562    1,104,584
Total debt...............................     349,437      318,402      383,100      428,838      159,717
Stockholders' equity.....................   1,208,767      998,195      809,309      772,437      658,905

---------------

Notes:

(1) All periods presented represent a 52-week year, except fiscal 1999, which represents a 53-week year.

(2) The fiscal 2000 change in accounting principle relates to the Company's change in accounting for start-up activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is a summary and should be read together with our Consolidated Financial Statements and related notes thereto which are included in this Annual Report. We use a 52-53 week fiscal year ending on the Saturday nearest March 31. All references to "2003," "2002" and "2001" represent the 52-week fiscal years ended March 29, 2003, March 30, 2002 and March 31, 2001, respectively.

GENERAL

     We operate in three integrated business operation segments: wholesale, retail and licensing. The following table sets forth net revenues for each business segment for the last three fiscal years. Fiscal 2002 reflects the change in the fiscal year end of certain of our European subsidiaries as reported in our Consolidated Financial Statements. See "Consolidation of European Entities -- Change in Reporting Period."

                                                       FISCAL YEAR ENDED
                                             --------------------------------------
                                             MARCH 29,     MARCH 30,     MARCH 31,
                                                2003          2002          2001
                                             ---------     ---------     ---------
                                                     (DOLLARS IN THOUSANDS)
Wholesale sales............................  $1,187,363    $1,198,060    $1,053,842
Retail sales...............................   1,001,958       924,273       928,577
                                             ----------    ----------    ----------
Net sales..................................   2,189,321     2,122,333     1,982,419
Licensing revenue..........................     250,019       241,374       243,355
                                             ----------    ----------    ----------
Net revenues...............................  $2,439,340    $2,363,707    $2,225,774
                                             ==========    ==========    ==========

     Wholesale consists of women's and men's apparel designed and marketed worldwide, which are divided primarily into two groups: Polo Brands and Collection Brands. In both of the wholesale groups, we offer discrete brand offerings, each directed by teams comprising design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts. This segment includes the core business Polo Ralph Lauren, Blue Label, Polo Golf, RLX Polo Sport, Women's Ralph Lauren Collection and Black Label, and Men's Ralph Lauren and Purple Label Collection.

     Retail consists of our worldwide Polo Ralph Lauren retail operations that sell the product through full-price and outlet stores and Club Monaco full-price and outlet stores.

     Our licensing business consists of product, international and home licensing alliances which each pay us royalties based upon its sales of our product subject to a payment of minimum royalty. Product, international and Ralph Lauren Home licensing alliances accounted for 53.5%, 23.7% and 22.8%, respectively, of total licensing revenue in fiscal 2003 and 51.9%, 25.9% and 22.2%, respectively, of total licensing revenue in fiscal 2002. We work closely with our licensing partners to ensure that products are developed, marketed and distributed consistent with the distinctive perspective and lifestyle associated with our brand.

     As a result of the failure of Jones Apparel Group, including its subsidiaries (Jones), to meet the minimum sales volumes for the year ended December 31, 2002, under the license agreements for the sale of products under the "Ralph" trademark between us and Jones dated May 11, 1998, these license agreements will terminate as of December 31, 2003. We have advised Jones that the termination of these licenses will automatically result in the termination of the licenses between us and Jones with respect to the "Lauren" trademark pursuant to the Cross Default and Term Extension Agreement, between us and Jones dated May 11, 1998. The Lauren license agreements would otherwise expire on December 31, 2006.

     On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging among other things, that we breached our agreements with Jones with respect to the "Lauren" trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov's employment agreement with Jones. Jones has indicated that it will treat the Lauren license agreements as terminated as of December 31, 2003. Jones is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov's agreement. If Jones' lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition; however, we believe that the lawsuit is without merit and that we will prevail. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking among other things an injunction and a declaratory judgment that the Lauren license agreements terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. Jones has reported that net sales of Lauren and Ralph products for the year ended December 31, 2002 were $548.0 million and $37.0 million, respectively.

     The royalties that we received pursuant to the "Lauren" license agreements and "Ralph" license agreements represented revenues in fiscal 2003 of approximately $37.4 million and $5.3 million, respectively. We will no longer receive these royalties after the third quarter of fiscal 2004, as a result of the termination of the Lauren and Ralph license agreements on December 31, 2003. The Company is preparing to begin production and marketing of the Lauren and Ralph lines, with shipments beginning in January 2004. We expect that the income from our sales of Lauren and Ralph products will replace the royalty revenue previously attributable to the Lauren and Ralph license agreements.

RECENT ACQUISITIONS

     In February 2003, we acquired a 50% interest in the Japanese master license for the Polo Ralph Lauren men's, women's and jeans business in Japan. The total purchase price of the interest in the Japanese master license was 2.8 billion Yen, or approximately $24.1 million, based on the average exchange rate in effect on that date. In addition, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men's, women's and jeans business in Japan for a purchase price of 5.6 billion Yen, or approximately $47.6 million based on the average exchange rate in effect on that date. In May 2003, we acquired an additional 2% equity interest in this company. Unaudited pro forma information related to these acquisitions is not included, as the impact of this transaction is not material to our consolidated results. Please refer to "Note 3 to Consolidated Financial Statements" for a discussion of these acquisitions.

     We have also acquired six retail locations and related assets in Germany and Argentina from certain of our licensees during the third quarter of fiscal 2003. In October 2001, we acquired PRL Fashions of Europe S.R.L., which holds licenses to sell our women's Ralph Lauren apparel in Europe, as well as our men's and boys' Polo Ralph Lauren and our Polo Jeans apparel in Italy, and we acquired the Ralph Lauren store in Brussels from one of our licensees.

RESTRUCTURINGS

  FISCAL 2003 RESTRUCTURING AND SPECIAL CHARGES

     During the third quarter of fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate our business operations. The major initiatives of the plan included the following: consolidation of our headquarters from five cities in three countries to one location, the consolidation of our European logistics operations to Italy and the migration of all European information systems to a standard global system. We have completed the consultation process for consolidation of the headquarters and anticipate completion of the consolidation and migration during fiscal 2004. In connection with the implementation of this plan, the Company has recorded a $14.4 million restructuring charge, of which $3.8 million has been paid through March 29, 2003.

  FISCAL 2001 OPERATIONAL PLAN AND FISCAL 1999 RESTRUCTURING PLAN

     During fiscal 2001 and 1999 we implemented two plans: the 2001 Operational Plan and the 1999 Restructuring Plan. As of March 29, 2003, we settled all remaining liabilities related to the 1999 Restructuring Plan. In May 2003, we settled $4.6 million of the remaining $5.2 million liabilities related to the 2001 Operational Plan and expect to settle the remaining $0.6 million in fiscal 2004.

RESULTS OF OPERATIONS

     The table below sets forth the percentage relationship to net revenues of certain items in our consolidated statements of income for our last three fiscal years:

                                                              FISCAL YEAR ENDED
                                                     -----------------------------------
                                                     MARCH 29,    MARCH 30,    MARCH 31,
                                                       2003         2002         2001
                                                     ---------    ---------    ---------
Net sales..........................................     89.8%        89.8%        89.1%
Licensing revenue..................................     10.2         10.2         10.9
                                                       -----        -----        -----
Net revenues.......................................    100.0        100.0        100.0
                                                       -----        -----        -----
Gross profit.......................................     49.5         48.5         47.8
Selling, general and administrative expenses.......     37.1         35.4         36.9
Restructuring charge...............................      0.6          0.7          5.6
                                                       -----        -----        -----
Income from operations.............................     11.8         12.4          5.3
Foreign currency losses (gains)....................       --         (0.1)        (0.2)
Interest expense...................................      0.6          0.8          1.1
                                                       -----        -----        -----
Income before provision for income taxes...........     11.2         11.7          4.4
Provision for income taxes.........................      4.1          4.4          1.7
                                                       -----        -----        -----
Net Income.........................................      7.1%         7.3%         2.7%
                                                       =====        =====        =====

CONSOLIDATION OF EUROPEAN ENTITIES -- CHANGE IN REPORTING PERIOD

     Effective December 30, 2001, for reporting purposes the Company changed the fiscal year ends of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on a three-month lag with a fiscal year ending December 31. Accordingly, the net activity shown below for the three-month period ended December 29, 2001, for those European subsidiaries is reported as an adjustment to retained earnings in the fourth quarter of fiscal 2002 in the accompanying financial statements:

THREE-MONTHS ENDED DECEMBER 29, 2001:
-------------------------------------
(DOLLARS IN MILLIONS)
Net sales...................................................  $49.5
Gross profit................................................   25.5
Loss before benefit from income taxes.......................   (0.7)
Benefit from income taxes...................................    0.3
Net loss....................................................  $(0.4)

     Net income for the year ended March 30, 2002, for the consolidated Company as if the European subsidiaries remained on a three-month lag would have been $159.7 million.

  FISCAL 2003 COMPARED TO FISCAL 2002

     NET SALES. Net sales for fiscal 2003 were $2.189 billion, an increase of $67.0 million, or 3.2%, over net sales for fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, net sales would have been $2.094 billion resulting in a current fiscal year increase of 4.6%.

     Wholesale net sales decreased $11.0 million, or 0.9%, to $1.187 billion for fiscal 2003 from $1.198 billion in fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, wholesale net sales would have been $1.164 billion and the increase would have been 2.0%. Increases in the European wholesale business of $105.3 million, which resulted primarily from continued European expansion and the inclusion of PRL Fashions' operations for the full year, as well as the favorable impact of Euro currency fluctuation, were offset by a strategic streamlining of the amount of product sold to the department stores and the elimination of the women's Ralph Lauren Sport and the Lauren for Men lines which contributed a decrease of $70.2 million.

     Retail net sales increased $77.7 million, or 8.4%, to $1.002 billion for fiscal 2003 from $924.3 million in fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, retail net sales would have been $929.4 million, resulting in a $72.5 million increase. This increase was primarily driven by the $49.4 million, or 8.4%, increase in comparable outlet store sales, which was offset by $7.1 million, or 2.3%, decrease in our total full-price stores (comparable store sales information includes both Polo Ralph Lauren stores and Club Monaco stores). The increase also reflected the favorable impact of Euro currency fluctuation.

     Also impacting this increase is worldwide store expansion. During the year ended March 29, 2003, the Company opened 19 stores, net of closings, ending the period with 255 stores as compared to 236 stores in the prior year, which accounted for approximately $30 million of our increase in net sales. Included in these openings were 11 Polo Ralph Lauren stores, seven Club Monaco stores (including two Club Monaco Caban Home stores), and seven outlet stores (including one full line outlet store, one Polo Jeans outlet store and five European outlet stores). Offsetting these openings were the closings of three outlet stores (including two full line outlet stores and one Polo Jeans outlet store), two Club Monaco stores and one Club Monaco outlet store.

     LICENSING REVENUE. Licensing revenue increased approximately $8.6 million, or 3.6%, to $250.0 million in fiscal 2003. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, licensing revenue would have been $237.4 million, resulting in a 5.3%, or $12.6 million, increase primarily driven by increased revenues from our international and product licensing partners of approximately $4.2 million and $8.5 million, respectively.

     GROSS PROFIT. Gross profit dollars increased $60.8 million, or 5.3%, in fiscal 2003 over fiscal 2002. Gross profits as a percent of net sales increased to 49.5% in 2003 from 48.5% in 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, gross profit percentage would have been 48.2%. The increase in gross profit rate reflected improved product performance and merchandise margins in the domestic retail businesses, offset by a less than 100 basis point reduction in wholesale.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased $67.2 million, or 8.0%, to $904.7 million in fiscal 2003 from $837.6 million, as compared to fiscal 2002. These expenses as a percent of net sales increased to 37.1% in 2003 from 35.4% in 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, SG&A expenses would have been $845.0 million, or 36.3% of net revenues. The increase in fiscal 2003 was primarily higher selling salaries and related costs in connection with the incremental increase in retail sales and worldwide store expansion, the expansion of the European wholesale business, the inclusion of PRL Fashions' operations, which was acquired in October 2002, as well as the impact of a stronger Eurodollar currency fluctuation. These increases were offset by the elimination of goodwill amortization of $9.1 million as a result of the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and the recording of a gain of approximately $5.0 million related to an assignment of the sub-lease for one store location.

     RESTRUCTURING CHARGE. During fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate our operations. The major initiatives of our plan included the following: consolidation of our headquarters from five cities in three countries to one location; the consolidation of our European logistics operations to Italy; and the migration of all European information systems to a standard global system. We have completed the consultation process for consolidation of the headquarters and anticipate completion of the consolidation and migration during fiscal 2004. In connection with the implementation of this plan, the Company has recorded a $14.4 million restructuring charge, of which $3.8 million has been paid through March 29, 2003.

     During fiscal 2002, the Company recorded a $16.0 million restructuring charge for lease termination costs associated with the closure of our retail stores due to market factors that were less favorable than originally estimated during the second quarter of fiscal 2001.

     FOREIGN CURRENCY LOSES (GAINS). The effect of foreign currency decreased to a loss of $0.5 million in fiscal 2003, compared to a $1.8 million gain in fiscal 2002. In fiscal 2003, these losses primarily related to approximately $3.2 million of transaction losses on the unhedged portion of our Euro debt in the first quarter of the fiscal year, which resulted from increases in the Eurodollar rate until we entered into the cross currency swap in June 2002. These losses were partially offset by $2.4 million of gains realized on the Japanese forward contracts, which we further describe in the "Liquidity and Capital Resources" section. In fiscal 2002, the gains were derived from transaction gains on the unhedged portion of our Euro debt, which resulted from decreases in the Eurodollar rate.

     INTEREST EXPENSE, NET. Interest expense decreased to $13.5 million in fiscal 2003 from $19.0 million in fiscal 2002. This decrease was primarily due to decreased short-term borrowings and long-term Euro debt borrowings of $12.0 million and $7.7 million, respectively, during the fiscal year ended March 29, 2003. The remaining decrease of approximately $2.9 million resulted from reduced interest rates as a result of the cross currency swap, which was entered into in connection with our Euro debt in June 2002 and is further described in the "Liquidity and Capital Resources" section. These decreases were partially offset by higher Eurodollar exchange rates, which effect the Euro denominated interest payments on the portion of the Euro debt not covered by the cross currency swap.

     PROVISION FOR INCOME TAXES. Our tax provision for 2003 was $100.2 million as compared to $103.5 million in 2002, a 36.5% and 37.5% effective tax rate, respectively. This decline is the result of the implementation of tax strategies.

     NET INCOME. Net income increased in 2003 to $174.2 million from $172.5 million in 2002, or 7.1% and 7.3% of net revenues, respectively. Diluted earnings per common share was $1.76 and $1.75 for fiscal 2003 and fiscal 2002, respectively.

  FISCAL 2002 COMPARED TO FISCAL 2001

     NET SALES. Net sales increased 7.1% to $2.1 billion in fiscal 2002 from $2.0 billion in fiscal 2001. Wholesale net sales increased 13.7% to $1.2 billion in fiscal 2002 from $1.1 billion in fiscal 2001. Wholesale growth primarily reflects the benefit from the inclusion of two strong quarters for the periods January through March 2002 and 2001 for certain of the European entities. See "Consolidation of European Entities -- Change in Reporting Period." The impact of consolidating the European subsidiaries on a March 30 fiscal year resulted in an increase in wholesale revenues of approximately $80.0 million, or 7.1%.

     Retail sales decreased by less than 1.0% to $924.3 million in fiscal 2002 from $928.6 million in fiscal 2001. Our Polo Ralph Lauren full-price stores decreased $14.3 million and our Club Monaco stores decreased $8.4 million due to the effects of a promotionally driven and highly competitive retail store environment and the current economic conditions exacerbated by the events of September 11th. Also contributing to the decrease was the closing, in connection with our 2001 Operational Plan, of our Polo Jeans Co. full-price retail stores during fiscal 2001, which had sales of $18.0 million during fiscal 2001. These decreases were offset by significant increases in our outlet business of approximately $29.8 million. In fiscal 2002, the impact of consolidating the European subsidiaries on a March 30 fiscal year resulted in a decrease in retail revenues of approximately $3.0 million, less than 1.0%. See "Consolidation of European Entities -- Change in Reporting Period."

     Comparable store sales, which represent net sales of stores open in both reporting periods for the full portion of such periods, decreased 3.0%. The comparable store declines were due to the effects of a promotionally driven and highly competitive retail environment. At March 30, 2002, we operated 236 stores: 6 Ralph Lauren stores, 33 Polo Ralph Lauren stores, 55 Club Monaco full-price stores, 94 Polo outlet stores, 22 Polo Jeans Co. outlet stores, 16 European outlet stores and 10 Club Monaco outlet stores.

     LICENSING REVENUE. Licensing revenue decreased approximately $2.0 million, representing less than a 1% decrease, to $241.4 million in fiscal 2002 from $243.4 million in fiscal 2001. Increases from one licensee within our home collection business and from our international licensed business, particularly in Asia, were offset by decreased royalty revenue from a significant product licensee and decreased royalties from our Italian licensee, the business and certain assets of which we acquired in October 2001. In fiscal 2002, the impact of consolidating the European subsidiaries on a March 30 fiscal year increased licensing revenues by approximately $0.4 million, less than 1%. See "Consolidation of European Entities -- Change in Reporting Period."

     GROSS PROFIT. Gross profit as a percentage of net revenues increased to 48.5% in fiscal 2002 from 47.8% in fiscal 2001. This increase was mainly attributable to wholesale gross margins in that $41.5 million of inventory writedowns were recorded in fiscal 2001 in connection with the implementation of our operational review and our decision to accelerate the disposition of aged inventory. In addition, retail gross margins decreased 1.4% due to the effects of a promotionally driven and highly competitive retail store environment, resulting in higher markdowns taken. In fiscal 2002, the impact of consolidating the European subsidiaries on a March 30 fiscal year increased gross profit by approximately $41.0 million, representing less than 4% of total gross profit and less than 0.2 gross percentage points. See "Consolidation of European Entities -- Change in Reporting Period."

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses as a percentage of net revenues decreased to 35.4% in fiscal 2002 from 36.9% in fiscal 2001. This decrease in SG&A expenses as a percentage of net revenues was primarily due to a charge of $18.1 million recorded in the second quarter of fiscal 2001 relating to nonrecurring charges associated with targeted opportunities for improvement, including the termination of operating contracts, streamlining of certain corporate and operating functions, and employee-related matters. In addition, the Company has recorded $2.9 million of gain on the sale of our 50% joint venture interest in a 44,000-square-foot building located in the SoHo district of New York City. In fiscal 2002, the impact of consolidating the European subsidiaries on a March 30 fiscal year increased SG&A expenses by approximately $20.0 million, less than 3%. See "Consolidation of European Entities -- Change in Reporting Period."

     RESTRUCTURING CHARGE. During fiscal 2002, the Company recorded a $16.0 million restructuring charge for lease termination costs associated with the closure of our retail stores due to market factors that were less favorable than originally estimated during the second quarter of fiscal 2001. During fiscal 2001, the Company recorded a $123.6 million restructuring charge related to our 2001 Operational Plan which included lease and contract termination costs, store fixed asset writedowns and severance and termination benefits.

     FOREIGN CURRENCY LOSSES (GAINS). The effect of foreign currency decreased to a gain of $1.8 million in fiscal 2002, compared to a $5.8 million gain in fiscal 2001. These gains were derived from transaction gains on the unhedged portion of our Euro debt which resulted from decreases in the Eurodollar rate.

     INTEREST EXPENSE, NET. Interest expense decreased to $19.0 million in fiscal 2002 from $25.1 million in fiscal 2001. This decrease was due to lower levels of borrowings and the repayment of approximately $53.0 million of short-term borrowings during the fiscal year. In addition, we repurchased $10.6 million of our outstanding Euro debt in fiscal 2002.

     PROVISION FOR INCOME TAXES. The effective tax rate decreased to 37.5% in fiscal 2002 from 39.5% in fiscal 2001, resulting from the implementation of tax strategies.

     NET INCOME. Net income increased in fiscal 2002 to $172.5 million from $59.3 million in fiscal 2001, or 7.3% and 2.7% of net revenues, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected sales increases, construction and renovation of shop-within-shops, investment in the technological upgrading of our distribution centers and information systems, expenditures related to retail store expansion, acquisitions and other corporate activities, including financing the start-up costs of bringing the "Lauren" and "Ralph" lines in house. Sources of liquidity to fund ongoing and future cash requirements include cash flows from operations, cash and cash equivalents, credit facilities and other borrowings.

     We ended fiscal 2003 with $343.6 million in cash and cash equivalents and $349.4 million of debt outstanding compared to $244.7 million and $318.4 million of cash and cash equivalents and debt outstanding, respectively, at March 30, 2002. This represents a $67.8 million improvement in our debt net of cash position over the last twelve months which is primarily attributable to the differences in working capital due to the factors discussed below, partially offset by approximately $73.0 million of purchase price payments connected with our acquisition to acquire a 50% interest in the Japanese master license and an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men's, women's and jeans business in Japan. Capital expenditures were $98.7 million for fiscal 2003, compared to $88.0 million in fiscal 2002. Also, in the past year, we have acquired several retail locations from certain of our licensees in Belgium, Germany and Argentina for a total purchase price of approximately $4.6 million.

     As of March 29, 2003, we had $100.9 million outstanding in short-term bank borrowings, of which $50.0 million was repaid in April 2003 with the remainder anticipated to be repaid in June 2003. Additionally, we had $248.5 million outstanding in long-term Euro debt based on the quarter-end Euro exchange rate. We were also contingently liable for $19.1 million in outstanding letters of credit primarily related to commitments for the purchase of inventory. The weighted-average interest rate on our borrowings at March 29, 2003 was 5.4%.

     Accounts receivable increased to $375.8 million, or 6.3% at March 29, 2003 compared to $353.6 million at March 30, 2002 due to the timing of shipments. The increase also reflected the favorable impact of Euro currency fluctuation. Improvements were made in our days sales outstanding; however, the incremental effect of these improvements was offset by the additional royalty receivables recorded in fiscal 2003 compared to fiscal 2002.

     Inventories increased $14.0 million, or 4.0%, at the end of 2003 compared to the end of 2002. This increase reflects the build up of certain inventory for European retail stores as part of our continued expansion. The increase also reflected the favorable impact of Euro currency fluctuation. In addition, improvements in the management of the Company's supply chain resulting in better forecasting and distribution have resulted in increased average inventory turnover rates for the year ended March 29, 2003 as compared to the same period in fiscal 2002.

     Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased to $269.0 million during 2003 compared to $299.7 million in 2002. This $30.7 million decrease in cash flow was driven primarily by year-over-year changes in accounts receivable, inventories, prepaid expenses and accounts payable.

     During fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, we recorded a restructuring charge of $14.4 million and had total cash outlays of approximately $3.8 million during the year ended March 29, 2003. It is expected that the remaining liabilities will be paid throughout fiscal 2004.

     During fiscal 2001 and 1999 we implemented two plans: the 2001 Operational Plan and 1999 Restructuring Plan. Total cash outlays related to the 2001 Operational Plan and 1999 Restructuring Plan were $9.8 million and $2.7 million, respectively, for the year ended March 29, 2003. As of March 29, 2003, we settled all remaining liabilities related to the 1999 Restructuring Plan. In May 2003, we settled $4.6 million of the remaining $5.2 million liabilities related to the 2001 Operational Plan and expect to settle the remaining $0.6 million in fiscal 2004.

     Net Cash Used in Investing Activities. Net cash used in investing activities increased to $166.3 million in fiscal 2003, as compared to $116.0 million in fiscal 2002. Both the fiscal 2003 and fiscal 2002 net cash used primarily reflected shop-within-shops and other capital expenditures related to retail expansion and upgrading our systems and facilities. Our anticipated capital expenditures for fiscal 2004 approximate $110.0 million. The fiscal 2003 net cash used also reflects $78.0 million primarily for our acquisition to acquire a 50% interest in the Japanese master license and an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men's, women's and jeans business in Japan, whereas the fiscal 2002 net cash used reflects $23.7 million for the acquisition of PRL Fashions.

     Also, in the past year, we have acquired several retail locations from certain of our licensees in Belgium, Germany and Argentina for a total purchase price of approximately $4.6 million. Consistent with SFAS No. 141, "Business Combinations," the acquisition of the 50% interest in the Japanese master license and the several retail locations were accounted for under purchase accounting.

     In connection with the acquisition of the Japanese master license, the Company recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at this time. Goodwill of $13.0 million was recognized for the excess of the purchase price over the preliminary estimate of fair market value of the net assets acquired. In connection with the purchase accounting for the remaining acquisitions, the Company is in the process of evaluating the tangible and intangible assets acquired and liabilities assumed. At March 29, 2003, the Company's accounting for the fiscal 2003 acquisitions was based on preliminary valuation information, which is subject to revision. The sales and total assets related to the acquired entities were not material. The pro forma effect of these acquisitions on the historical results was not material.

     Net Cash Used in Financing Activities. Net cash used in financing activities was $16.7 million in fiscal 2003, compared to $40.3 million in fiscal 2002. This change is primarily due to the net repayment of short-term debt of $12.0 million, the repurchase of $7.7 million of our Euro debt and the repurchase of our common stock of $4.7 million, offset by the proceeds from the issuance of common stock of $7.7 million for fiscal 2003; compared to $52.2 million of short-term debt repayment, $10.6 million of Euro debt repurchases, $2.1 million of common stock repurchases offset by the proceeds from the issuance of common stock of $24.5 million in fiscal 2002.

     In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Class A common stock. Share repurchases were to be made in the open market over a two-year period, which commenced April 1, 1998. The Board of Directors has extended the stock repurchase program through March 31, 2004. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of March 29, 2003, we had repurchased 4,105,932 shares of our Class A common stock at an aggregate cost of $77.9 million. As of March 29, 2003, we had approximately $22.1 million remaining in our stock repurchase program.

     In November 1999, we issued Euro 275.0 million of 6.125% notes due November 2006. Our Euro debt is listed on the London Stock Exchange. The net proceeds from the Euro offering were $281.5 million, based on the Euro exchange rate on the issuance date. Interest on the Euro debt is payable annually. A portion of these net proceeds was used to acquire Poloco S.A.S. and the remaining net proceeds were retained for general corporate purposes. In fiscal 2003, we repurchased Euro 8.4 million, or $7.7 million, based on Euro exchange rates at the time of repurchase, of our outstanding Euro debt.

     In November 2002, we terminated both our 1997 bank credit facility and our 1999 senior bank credit facility and entered into a new credit facility. The 1997 bank credit facility provided for a $225.0 million revolving line of credit and matured on December 31, 2002, while the 1999 senior bank credit facility consisted of a $20.0 million revolving line of credit and an $80.0 million term loan, both of which were scheduled to mature on June 30, 2003. The new credit facility is with a syndicate of banks and consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on November 18, 2005. As of March 29, 2003, we had $100.0 million outstanding under the new facility, which was the aggregate amount outstanding under the old facilities at the time of extinguishment, $50.0 million of which was repaid in April 2003 and the remaining $50.0 million is expected to be repaid in June 2003. Borrowings under this facility bear interest, at our option, at a rate equal to (i) the higher of the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined) in effect from time to time, as adjusted for the Federal Reserve Board's Eurocurrency Liabilities maximum reserve percentages, and a margin based on our then current credit ratings. As of March 29, 2003, the margin was 0.75%.

     Our 2002 bank credit facility requires that we maintain certain covenants:

     - a minimum consolidated tangible net worth, and

     - a maximum of Adjusted Debt to EBITDAR (as such terms are defined in the credit facility) ratio.

     The credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

     - incur additional debt;

     - incur liens and contingent liabilities;

     - sell or dispose of our assets, including equity interests;

     - merge with or acquire other companies, liquidate or dissolve;

     - engage in businesses that are not a related line of business;

     - make loans, advances or guarantees;

     - engage in transactions with affiliates; and

     - make investments.

     Upon the occurrence of an event of default under the credit facility, the lenders may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and payable. The credit facility specifies a number of events of default, many of which are subject to applicable grace or cure periods, including, among others, the failure to make timely principal and interest payments, to satisfy the covenants, or to maintain the required financial performance requirements described above. Additionally, the agreement provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock. As of March 29, 2003, the Company was in compliance with all financial and non-financial debt covenants.

     On May 20, 2003, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren common stock. The dividend is payable to shareholders of record at the close of business on June 27, 2003 and will be paid on July 11, 2003.

     We believe that cash from ongoing operations and funds available under our credit facility and from our initial Euro debt offering will be sufficient to fund our current level of operations, capital requirements, the stock repurchase program, cash dividends and other corporate activities for the next twelve months.

     In January 2003, the Company completed the assignment of the sub-lease for one store location for which the Company received proceeds of approximately $10.0 million and recorded a gain of approximately $5.0 million in the fourth quarter ended March 29, 2003.

     The following table summarizes as of March 29, 2003, the Company's contractual cash obligations by future periods:

                                      LESS THAN
                                       1 YEAR     1-3 YEARS   4-5 YEARS   THEREAFTER    TOTAL
                                      ---------   ---------   ---------   ----------   --------
                                                       (DOLLARS IN THOUSANDS)
Short-term borrowings...............  $100,943          --          --           --    $100,943
Long-term Euro debt.................        --          --    $248,494           --     248,494
Capitalized leases..................     1,806    $  3,916          --           --       5,722
Operating leases....................    72,654     136,921     114,925      238,052     562,552
Additional acquisition purchase
  price payments....................     4,500       7,000          --           --      11,500
                                      --------    --------    --------     --------    --------
Total...............................  $179,903    $147,837    $363,419     $238,052    $929,211
                                      ========    ========    ========     ========    ========

     Derivative Instruments. In June 2002, we entered into a cross currency rate swap, which terminates in November 2006. The cross currency rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations in both principal and interest payments resulting from the Euro debt, and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt; and was de minimis for fiscal 2003.

     Occasionally, we purchase short-term foreign currency contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases or to neutralize month-end balance sheet and other expected exposures. To the extent that these derivative instruments do not qualify for hedge accounting under SFAS No. 133, they are recorded at fair value, with all gains or losses recognized immediately in the current period earnings. In November 2002, we entered into forward contracts on
6.2 billion Japanese Yen that terminated in February 2003. While these transactions do not qualify for hedge accounting under SFAS No. 133, we entered into these forward contracts to minimize the impact of foreign exchange fluctuations on the Japanese Yen denominated purchase price described in the agreements related to the purchase of a 50% interest in the Japanese master license and an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men's, women's and jeans business in Japan, which were consummated during the fourth quarter of fiscal 2003. We recognized $2.4 million of foreign currency gains on this transaction, which are recorded in foreign currency losses(gains) in the Consolidated Statements of Income.

     We recognize foreign currency gains or losses in connection with our Euro debt and certain short-term foreign currency contracts based on fluctuations in foreign exchange rates. In connection with recording these contracts at fair market value, we recognized $3.2 million in foreign currency losses in fiscal 2003, and $1.8 million in fiscal 2002, included as a component of foreign currency losses (gains) in the Consolidated Statements of Income.

     Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet financing arrangements or unconsolidated special purpose entities.

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

     Fiscal 2002 reflects the change in the fiscal year end of certain of our European subsidiaries as reported in our consolidated financial statements. See "Consolidation of European Entities -- Change in Reporting Period."

     In connection with our acquisition of a 50% interest in the Japanese master license and the 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men's, women's and jeans business in Japan, results for these operations will be reflected in our consolidated financial statements for the three months ended June 28, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates by their nature are based on judgments and available information and therefore, actual results could differ from those estimates.

     Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, inventories, goodwill, other intangibles and long-lived assets. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

  REVENUE RECOGNITION

     Wholesale sales are recognized upon shipment of products to customers since title and risk of loss passes upon shipment and are recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Estimates for end of season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company's historical estimates of these costs have not differed materially from actual results. Sales by our retail and outlet stores are recognized when goods are sold to consumers, net of returns. Licensing revenue is recognized based upon shipment of licensed products sold by our licensees, net of allowances.

  ACCOUNTS RECEIVABLE, NET

     In the normal course of business, the Company extends credit to customers, which satisfy pre-defined credit criteria. Accounts receivable, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the economic conditions. Costs associated with potential returns of products as well as allowable customer markdowns and operational chargebacks, net of the expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable, net. These provisions result from divisional seasonal negotiations, as well as historic deduction trends net of expected recoveries, and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out, FIFO, method), or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons' fashion product. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

  GOODWILL, OTHER INTANGIBLES AND LONG-LIVED ASSETS

     Effective March 31, 2002, the Company adopted the provisions of SFAS No.
142. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer are to be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives continue to be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Goodwill represents the excess of purchase cost over the fair value of net assets of businesses acquired. Before adopting the provisions of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life, ranging from 11 to 40 years. Beginning in fiscal 2003, consistent with the requirements of SFAS No. 142, we no longer amortize goodwill. The Company reviews goodwill annually for impairment. In addition, trademarks that are owned that have been deemed to have indefinite lives are reviewed at least annually for potential value impairment. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreement, which approximates 10 years. Goodwill amortization expense was $9.1 million and $8.0 million in fiscal 2002 and 2001, respectively. Accumulated goodwill amortization was $23.7 million at March 30, 2002.

     We assess the carrying value of long-lived and intangible assets, with finite lives, as current facts and circumstances indicate that they may be impaired. In evaluating the fair value and future benefits of such assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and would recognize an impairment loss if the carrying value exceeded the expected future cash flows. The impairment loss would be measured based upon the difference between the fair value of the asset and its recorded carrying value. See Note 9 for long-lived and intangible asset writedowns recorded in connection with our fiscal 2001 Operational Plan and fiscal 1999 Restructuring Plan. During fiscal 2003, there were no material impairment losses recorded in connection with this analysis.

     Our significant accounting policies are more fully described in Note 1 to Our Consolidated Financial Statements.

  ALTERNATIVE ACCOUNTING METHODS

     In certain instances, accounting principles generally accepted in the United States allow for the selection of alternative accounting methods. The Company's significant policies that involve the selection of alternative methods are accounting for stock options and inventories.

     - Two alternative methods for accounting for stock options are available, the intrinsic value method and the fair value method. The Company uses the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and future volatility. If the fair value method were used, diluted earnings per share for 2003 would decrease approximately 10%. See Note 1 to the Consolidated Financial Statements.

     - Two alternative methods for accounting for inventories are the FIFO method and the last-in, first-out (LIFO) method. The Company accounts for all inventories under the FIFO method. Two alternative methods for accounting for retail inventories are the retail method and the cost method. The Company accounts for all retail inventories under the cost method.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for the provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123, "Accounting for Stock-Based Compensation," to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. The Company does not intend to expense stock options; therefore the adoption of this statement did not have any impact on the consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has adopted the provisions of SFAS No. 146.

     In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the interpretation and does not expect any material impact to the financial statements as a result of adopting this interpretation.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002, and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company adopted the accounting and disclosure provisions of FIN 45 in its March 29, 2003 financial statements.

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

     During fiscal 2003, there were significant fluctuations in the value of the Euro dollar exchange rate. In June 2002, we entered into a cross currency rate swap to minimize the impact of foreign exchange fluctuations on the long-term Euro debt and the impact of fluctuations in the interest rate on the fair value of the long-term Euro debt. The following quantitative disclosures are based on quoted market prices and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms and maturities. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from those estimates.

  FOREIGN CURRENCY EXCHANGE RATES

     We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies related to international subsidiaries. At March 29, 2003, we had outstanding foreign exchange contracts in Europe to purchase $92.5 million U.S. dollars through March 2004. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

     Our primary foreign currency exposure relates to our Euro debt. As of March 29, 2003, the fair value of our fixed Euro debt was $252.4 million, based on its quoted market price as listed on the London Stock exchange and translated using Euro exchange rates in effect as of March 29, 2003. The potential increase in fair value of our fixed rate Euro debt resulting from a hypothetical 10% adverse change in exchange rates would have been approximately $27.2 million at March 29, 2003. As of March 29, 2003, a hypothetical immediate 10% adverse change in exchange rates would have had a $1.7 million unfavorable impact over a one-year period on our earnings and cash flows. We employ a cross-currency fair value hedging strategy utilizing swaps to effectively convert a portion of our Euro-denominated debt into USD-denominated debt. For further information, see
Note 12 to our Consolidated Financial Statements.

  INTEREST RATES

     Our primary interest rate exposure relates to our fixed and variable rate debt. The potential increase in fair value of our fixed rate Euro debt resulting from a hypothetical 10% adverse change in interest rates would have been approximately $3.7 million at March 29, 2003. We employ a fair value cross currency hedging strategy utilizing swaps to effectively float a portion of our interest rate exposure on our fixed rate Euro debt.

     The primary interest rate exposure on floating rate financing arrangements are with respect to the United States. We had approximately $100.9 million in variable rate financing arrangements at March 29, 2003. As of March 29, 2003, a hypothetical immediate 10% adverse change in interest rates, as they relate to the maximum available borrowings under our variable rate financial instruments, would have a $0.9 million unfavorable impact over a one-year period on our earnings and cash flows. We employ an interest rate hedging strategy utilizing swaps to effectively fix substantially all of our interest rate exposure on our outstanding variable rate debt. For further information, see Note 12 to our Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the "Index to Consolidated Financial Statements" appearing at the end of this report on Form 10-K.

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

     See Item 13.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 13.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be included by Item 10 through 13 of Form 10-K will be included in our proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed within 120 days after the close of our fiscal year ended March 29, 2003, and that information is incorporated herein by reference to that proxy statement.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer, and the Senior Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chairman and Chief Executive Officer, and the Senior Vice President of Finance and Chief Financial Officer, concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14c promulgated under the Securities Exchange Act of 1934) are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of completion of their evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1, 2. Financial Statements and Schedules. See index on Page F-1.

         3. Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation (filed as
          Exhibit 3.1 to the Company's Registration Statement on Form
          S-1 (File No. 333-24733) (the "S-1"))*
 3.2      Amended and Restated By-laws of the Company (filed as
          Exhibit 3.2 to the S-1)*
10.1(a)   Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive
          Plan (filed as Exhibit 10.1 to the S-1)*+
10.1(b)   Amendment to Polo Ralph Lauren Corporation 1997 Long-Term
          Stock Incentive Plan (filed as Exhibit A to the Company's
          DEF 14A Proxy Statement, filed June 27, 2000)*+
10.2      Polo Ralph Lauren Corporation 1997 Stock Option Plan for
          Non-Employee Directors (filed as Exhibit 10.2 to the S-1)*+
10.3      Polo Ralph Lauren Corporation Executive Officer Annual
          Incentive Plan (filed as Exhibit 10.3 to the Fiscal 2000
          10-K)+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.4      Registration Rights Agreement dated as of June 9, 1997 by
          and among Ralph Lauren, GS Capital Partners, L.P., GS
          Capital Partner PRL Holding I, L.P., GS Capital Partners PRL
          Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street
          1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and
          Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the
          S-1)*
10.5      U.S.A. Design and Consulting agreement, dated January 1,
          1985, between Ralph Lauren, individually and d/b/a Ralph
          Lauren Design Studio, and Cosmair, Inc., and letter
          agreement related thereto dated January 1, 1985** (filed as
          Exhibit 10.4 to the S-1)*
10.6      Restated U.S.A. License Agreement, dated January 1, 1985,
          between Ricky Lauren and Mark N. Kaplan, as Licensor, and
          Cosmair, Inc., as Licensee, and letter agreement related
          thereto dated January 1, 1985** (filed as Exhibit 10.5 to
          the S-1)*
10.7      Foreign Design and Consulting Agreement, dated January 1,
          1985, between Ralph Lauren, individually and d/b/a Ralph
          Lauren Design Studio, as Licensor, and L'Oreal S.A., as
          Licensee, and letter agreements related thereto dated
          January 1, 1985, September 16, 1994 and October 25, 1994**
          (filed as Exhibit 10.6 to the S-1)*
10.8      Restated Foreign License Agreement, dated January 1, 1985, between The Polo/ Lauren Company, as Licensor, and L'Oreal
          S.A., as Licensee, letter Agreement related thereto dated
          January 1, 1985, and Supplementary Agreement thereto, dated
          October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.9      Amendment, dated November 27, 1992, to Foreign Design and
          Consulting Agreement and Restated Foreign License
          Agreement** (filed as Exhibit 10.8 to the S-1)*
10.10     License Agreement, dated as of July 1, 2000, between Ralph
          Lauren Home Collection, Inc. and WestPoint Stevens Inc.**
          (filed as Exhibit 10.10 to the Fiscal 2001 10-K)
10.11     License Agreement, dated March 1, 1998, between The
          Polo/Ralph Lauren Company, L.P. and Polo Ralph Lauren Japan
          Co., Ltd., and undated letter agreement related thereto**
          (filed as Exhibit 10.10 to the S-1)*
10.12     Design Services Agreement, dated March 1, 1998, between Polo
          Ralph Lauren Enterprises, L.P. and Polo Ralph Lauren Japan
          Co., Ltd. (filed as Exhibit 10.11 to the S-1)*
10.13     Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones
          Apparel Group, Inc.** (filed as Exhibit 10.25 to the
          Company's Annual Report on Form 10-K for the Fiscal Year
          ended March 28, 1998 (the "Fiscal 1998 10-K"))*
10.14     License Agreement, dated as of October 18, 1995, by and
          between Polo Ralph Lauren Enterprises, L.P. and Jones
          Apparel Group, Inc. (filed as Exhibit 10-26 to the Fiscal
          1998 10-K)*
10.15     Stockholders Agreement dated as of June 9, 1997 among Polo
          Ralph Lauren Corporation, GS Capital Partners, L.P., GS
          Capital Partners PRL Holding I, L.P., GS Capital Partners
          PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone
          Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P.,
          Mr. Ralph Lauren, RL Holding, L.P. and RL Family (filed as
          Exhibit 10.22 to the S-1)*
10.16     Form of Credit Agreement by Polo Ralph Lauren Corporation
          and The Chase Manhattan Bank (filed as Exhibit 10.24 to the
          S-1)*
10.17     Form of Guarantee and Collateral Agreement by Polo Ralph
          Lauren Corporation in favor of The Chase Manhattan Bank
          (filed as Exhibit 10.25 to the S-1)*

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.18     Credit Agreement between Polo Ralph Lauren Corporation and the Chase Manhattan Bank dated as of March 30, 1999 (filed as Exhibit 10.20 to the Fiscal 1999 10-K)
10.19     Fiscal and Paying Agency Agreement dated November 22, 1999 among Polo Ralph Lauren Corporation, its subsidiary
          guarantors and The Bank of New York, as fiscal and principal paying agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 1, 2000)*
10.20     Stock and Asset Purchase Agreement between Polo Ralph Lauren
          Corporation and S.A. Louis Dreyfus, dated November 23, 1999
          (filed as Exhibit 2.1 to the Form 10-K filed January 10,
          2000)*
10.21     Form of Indemnification Agreement between Polo Ralph Lauren
          Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.22     Amended and Restated Employment Agreement effective April 4,
          1999 between Ralph Lauren and Polo Ralph Lauren Corporation
          (filed as Exhibit 10.23 to the Fiscal 1999 Form 10-K)*+
10.23     Deferred Compensation Agreement dated April 2, 1995 between
          F. Lance Isham and Polo Ralph Lauren, L.P. (filed as Exhibit
          10.14 to the S-1)*+
10.24     Amendment to Deferred Compensation Agreement made as of
          November 10, 1998 between F. Lance Isham and Polo Ralph
          Lauren Corporation (filed as Exhibit 10.14 to the Fiscal
          1999 10-K)*+
10.26     Amended and Restated Employment Agreement effective November
          10, 1998, between F. Lance Isham and Polo Ralph Lauren
          Corporation (filed as Exhibit 10.16 to the Fiscal 1999
          10-K)*+
10.27     Amendment No. 1 to Amended and Restated Employment Agreement
          between Polo Ralph Lauren Corporation and F. Lance Isham,
          dated as of December 21, 2000 (filed as Exhibit 10.1 to the
          Form 10-Q for the quarterly period ended December 30,
          2000).*+
10.28     Employment Agreement effective April 12, 2000 between Polo
          Ralph Lauren Corporation and Roger N. Farah (filed as
          Exhibit 10.27 to the Fiscal 2000 10-K)*+
10.29     Employment Agreement effective January 1, 2000 between Polo
          Ralph Lauren Corporation and Douglas L. Williams (filed as
          Exhibit 10.29 to the Fiscal 2000 10-K)*+
10.30     Employment Agreement, dated July 1, 2001, between Polo Ralph
          Lauren Corporation and Gerald M. Chaney (filed as Exhibit
          10.1 to the Company's Registration Statement on Form S-3
          (File No. 333-83500)).*+
10.31     Employment Agreement, dated July 1, 2002, between Polo Ralph
          Lauren Corporation and Mitchell A. Kosh (filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-3
          (File No. 333-83500)).*+
10.32     Polo Ralph Lauren Corporation Profit Sharing Retirement
          Savings Plan as Amended and Restated Generally Effective as
          of March 31, 2002. (filed as Exhibit 10.32 to the Fiscal
          2002 10-K).+
10.33     Polo Ralph Lauren Corporation Profit Sharing Retirement
          Savings Plan (For Hourly Employees of Fashions Outlet of
          America, Inc., and Subsidiaries and Polo Clothing Co., Inc.)
          as Amended and Restated Generally Effective as of March 31,
          2002. (filed as Exhibit 10.33 to the Fiscal 2002 10-K).+
10.34     Consulting Agreement, dated as of March 25, 2002, between
          Polo Ralph Lauren Corporation and Arnold H. Aronson (filed as Exhibit 10.34 to the Fiscal 2002 10-K).+

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.35     Amended and Restated Employment Agreement, effective as of
          July 23, 2002, between Polo Ralph Lauren Corporation and
          Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2002)*+
10.36     Polo Ralph Lauren Corporation Executive Officer Annual
          Incentive Plan as Amended as of August 15, 2002 (filed as
          Exhibit 10.1 to the Form 10-Q for the quarterly period ended
          September 28, 2002)*+
10.37     Cross Default and Term Extension Agreement, dated May 11,
          1998, among PRL USA, Inc., The Polo/Lauren Company, L.P.,
          Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and
          Jones Investment Co., Inc. (filed as Exhibit 10.1 to the
          Form 10-Q for the quarterly period ended December 28, 2002)*
10.38     Form of Credit Agreement, dated as of November 18, 2002,
          among Polo Ralph Lauren, as Borrower, The Lenders Party
          Thereto, and JP Morgan Chase Bank, as Administrative Agent,
          The Bank of New York, Fleet National Bank, SunTrust Bank,
          Wachovia Bank, N.A., as Syndication Agents, and J.P. Morgan
          Securities, Inc. as Sole Bookrunner and Sole Lead Arranger.
          (filed as Exhibit 10-2 to the Form 10-Q for the quarterly
          period ended December 28, 2002)*
10.39     Amendment, Generally Effective as of March 31, 2002, to the
          Polo Ralph Lauren Corporation Profit Sharing Retirement
          Savings Plan as Amended and Restated Generally Effective as
          of March 31, 2002.+
10.40     Polo Ralph Lauren Corporation Profit Sharing Retirement
          Savings Plan (For Hourly Employees of Fashions Outlet of
          America, Inc., and Subsidiaries and Polo Clothing Co., Inc.)
          as Amended and Restated Generally Effective as of March 31,
          2002.+
14.1      Code of Ethics for Principal Executive Officers and Senior
          Financial Officers
21.1      List of Significant Subsidiaries of the Company (filed as
          Exhibit 21.1 to the Fiscal 2001 10-K)
23.1      Consent of Deloitte & Touche LLP
99.1      Certification of Ralph Lauren Pursuant to 18 U.S.C. Section
          1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.
99.2      Certification of Gerald M. Chaney Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

---------------
 * Incorporated herein by reference.

 + Exhibits is a management contract or compensatory plan or arrangement.

** Portions of Exhibits 10.5-10.14 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

     (b) No current report on Form 8-K was filed by us with the Securities and Exchange Commission during the last quarter of fiscal 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 18, 2003.

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                 /s/ RALPH LAUREN                    Chairman of the Board, Chief        June 18, 2003
---------------------------------------------------    Executive Officer and Director
                   Ralph Lauren                        (Principal Executive Officer)




                /s/ F. LANCE ISHAM                   Vice Chairman of the Board of       June 18, 2003
---------------------------------------------------    Directors
                  F. Lance Isham




                /s/ ROGER N. FARAH                   President, Chief Operating Officer  June 18, 2003
---------------------------------------------------    and Director
                  Roger N. Farah




               /s/ GERALD M. CHANEY                  Senior Vice President and Chief     June 18, 2003
---------------------------------------------------    Financial Officer (Principal
                 Gerald M. Chaney                      Financial and Accounting
                                                       Officer)




             /s/ FRANK A. BENNACK, JR.               Director                            June 18, 2003
---------------------------------------------------
               Frank A. Bennack, Jr.




               /s/ JOEL L. FLEISHMAN                 Director                            June 18, 2003
---------------------------------------------------
                 Joel L. Fleishman




               /s/ RICHARD FRIEDMAN                  Director                            June 18, 2003
---------------------------------------------------
                 Richard Friedman




               /s/ ARNOLD H. ARONSON                 Director                            June 18, 2003
---------------------------------------------------
                 Arnold H. Aronson




                /s/ TERRY S. SEMEL                   Director                            June 18, 2003
---------------------------------------------------
                  Terry S. Semel

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----





               /s/ JUDITH A. MCHALE                  Director                            June 18, 2003
---------------------------------------------------
                 Judith A. McHale




              /s/ DR. JOYCE F. BROWN                 Director                            June 18, 2003
---------------------------------------------------
                Dr. Joyce F. Brown

                                 CERTIFICATION

I, Ralph Lauren, certify that:

     1. I have reviewed this annual report on Form 10-K of Polo Ralph Lauren Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ RALPH LAUREN
                                          --------------------------------------
                                                       Ralph Lauren
                                             Chairman of the Board and Chief
                                                    Executive Officer
                                              (Principal Executive Officer)

Date: June 18, 2003

                                 CERTIFICATION

I, Gerald M. Chaney, certify that:

     1. I have reviewed this annual report on Form 10-K of Polo Ralph Lauren Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ GERALD M. CHANEY
                                          --------------------------------------
                                                     Gerald M. Chaney
                                             Senior Vice President and Chief
                                                    Financial Officer
                                              (Principal Financial Officer)

Date: June 18, 2003

                         POLO RALPH LAUREN CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of March 29, 2003 and March
  30, 2002..................................................  F-3
Consolidated Statements of Income for the years ended March
  29, 2003, March 30, 2002 and March 31, 2001...............  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended March 29, 2003, March 30, 2002 and March 31,
  2001......................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  March 29, 2003, March 30, 2002 and March 31, 2001.........  F-6
Notes to Consolidated Financial Statements..................  F-8
Schedule II -- Valuation and Qualifying Accounts............  S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
POLO RALPH LAUREN CORPORATION
NEW YORK, NEW YORK

     We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the "Company") as of March 29, 2003 and March 30, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 29, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2003 and March 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 1 and 6 to the consolidated financial statements, effective March 31, 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

     As discussed in Note 1 to the consolidated financial statements, the Company eliminated the 90-day reporting lag for certain of its European subsidiaries. The results of operations of these subsidiaries for the period October 1, 2001 through December 29, 2001 are reflected as an adjustment to retained earnings in the consolidated financial statements for the year ended March 30, 2002.

/s/ DELOITTE & TOUCHE LLP

New York, New York
May 20, 2003
(June 3, 2003 as to Note 20)

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 29,    MARCH 30,
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $  343,606   $  244,733
  Accounts receivable, net of allowances of $17,631 and
     $13,175................................................     375,823      353,608
  Inventories...............................................     363,771      349,818
  Deferred tax assets.......................................      15,735       17,897
  Prepaid expenses and other................................      67,072       42,001
                                                              ----------   ----------
          Total current assets..............................   1,166,007    1,008,057
Property and equipment, net.................................     354,996      343,836
Deferred tax assets.........................................      54,386       58,127
Goodwill, net...............................................     315,559      273,348
Intangibles, net............................................      11,400           --
Other assets................................................     136,474       66,129
                                                              ----------   ----------
          Total assets......................................  $2,038,822   $1,749,497
                                                              ==========   ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings................................  $  100,943   $   32,988
  Accounts payable..........................................     181,392      177,472
  Income tax payable........................................      55,501       52,819
  Accrued expenses and other................................     162,511      128,492
                                                              ----------   ----------
          Total current liabilities.........................     500,347      391,771
Long-term debt..............................................     248,494      285,414
Other noncurrent liabilities................................      81,214       74,117
Commitments and contingencies (Note 13)
Stockholders' equity:
  Common Stock
  Class A, par value $0.01 per share; 500,000,000 shares
     authorized;
     48,977,119 and 36,103,439 shares issued................         489          361
  Class B, par value $0.01 per share; 100,000,000 shares
     authorized; 43,280,021 shares issued and outstanding...         433          433
  Class C, par value $0.01 per share; 70,000,000 shares
     authorized; 10,570,979 and 22,720,979 shares issued and
     outstanding............................................         106          227
  Additional paid-in-capital................................     504,700      490,337
  Retained earnings.........................................     776,359      602,124
  Treasury Stock, Class A, at cost (4,105,932 and 3,876,506
     shares)................................................     (77,928)     (73,246)
  Accumulated other comprehensive loss (income).............      10,787      (19,799)
  Unearned compensation.....................................      (6,179)      (2,242)
                                                              ----------   ----------
          Total stockholders' equity........................   1,208,767      998,195
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $2,038,822   $1,749,497
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FISCAL YEAR ENDED
                                                  -----------------------------------------
                                                   MARCH 29,      MARCH 30,      MARCH 31,
                                                     2003           2002           2001
                                                   ---------      ---------      ---------
                                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net sales.......................................  $ 2,189,321    $ 2,122,333    $ 1,982,419
Licensing revenue...............................      250,019        241,374        243,355
                                                  -----------    -----------    -----------
  Net revenues..................................    2,439,340      2,363,707      2,225,774
Cost of goods sold..............................    1,231,739      1,216,904      1,162,727
                                                  -----------    -----------    -----------
  Gross profit..................................    1,207,601      1,146,803      1,063,047
Selling, general and administrative expenses....      904,741        837,591        822,272
Restructuring charge............................       14,443         16,000        123,554
                                                  -----------    -----------    -----------
  Total expenses................................      919,184        853,591        945,826
                                                  -----------    -----------    -----------
  Income from operations........................      288,417        293,212        117,221
Foreign currency losses (gains).................          529         (1,820)        (5,846)
Interest expense................................       13,502         19,033         25,113
                                                  -----------    -----------    -----------
  Income before provision for income taxes......      274,386        275,999         97,954
Provision for income taxes......................      100,151        103,499         38,692
                                                  -----------    -----------    -----------
  Net income....................................  $   174,235    $   172,500    $    59,262
                                                  ===========    ===========    ===========
Net income per share -- Basic...................  $      1.77    $      1.77    $      0.61
                                                  ===========    ===========    ===========
Net income per share -- Diluted.................  $      1.76    $      1.75    $      0.61
                                                  ===========    ===========    ===========
Weighted-average common shares outstanding --
  Basic.........................................   98,330,626     97,470,342     96,773,282
                                                  ===========    ===========    ===========
Weighted-average common shares outstanding --
  Diluted.......................................   99,263,054     98,522,718     97,446,482
                                                  ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK       ADDITIONAL
                                   --------------------    PAID-IN     RETAINED
                                     SHARES      AMOUNT    CAPITAL     EARNINGS
                                     ------      ------   ----------   --------
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT APRIL 1, 2000.........  100,382,653   $1,004    $450,030    $370,785
Comprehensive income:
  Net income.....................                                        59,262
  Foreign currency translation
    adjustments, net of income
    tax benefit of $13.2
    million......................
      Total comprehensive
        income...................
Repurchases of common stock......
Exercise of stock options........      448,778       4       10,293
Income tax benefit from stock
  option exercises...............                               679
Restricted stock grants..........      118,299       1        1,999
Restricted stock amortization....
                                   -----------   ------    --------    --------
BALANCE AT MARCH 31, 2001........  100,949,730   $1,009    $463,001    $430,047
                                   ===========   ======    ========    ========
Comprehensive income:
  Net income.....................                                       172,500
  Foreign currency translation
    adjustments, net of income
    tax benefit of $4.6
    million......................
Cumulative transition adjustment,
  net............................
Net unrealized gains and losses
  on hedges reclassified into
  earnings, net..................
Unrealized loss on hedges, net...
      Total comprehensive
        Income...................
Repurchases of common stock......
Exercise of stock options........    1,154,709      12       24,474
Income tax benefit from stock
  option exercises...............                             2,862
Net loss of certain European
  subsidiaries (10/1/01 --
  12/29/01)......................                                          (423)
Restricted stock amortization....
                                   -----------   ------    --------    --------
BALANCE AT MARCH 30, 2002........  102,104,439   $1,021    $490,337    $602,124
                                   ===========   ======    ========    ========
Comprehensive income:
  Net income.....................                                       174,235
  Foreign currency translation
    adjustments, net of income
    tax provision of $7.5
    million......................
Net unrealized gains and losses
  on hedges reclassified into
  earnings, net..................
Unrealized loss on hedges, net...
      Total comprehensive
        Income...................
Repurchases of common stock......
Exercise of stock options........      423,680       4        7,714
Income tax benefit from stock
  option exercises...............                             1,189
Restricted stock grants..........      300,000       3        5,460
Restricted stock amortization....
                                   -----------   ------    --------    --------
BALANCE AT MARCH 29, 2003........  102,828,119   $1,028    $504,700    $776,359
                                   ===========   ======    ========    ========

                                     TREASURY STOCK,       ACCUMULATED
                                         AT COST              OTHER
                                   --------------------   COMPREHENSIVE     UNEARNED
                                    SHARES      AMOUNT    INCOME (LOSS)   COMPENSATION     TOTAL
                                    ------      ------    -------------   ------------     -----
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT APRIL 1, 2000.........  2,952,677   $(57,346)    $  9,655        $(1,691)     $  772,437
Comprehensive income:
  Net income.....................
  Foreign currency translation
    adjustments, net of income
    tax benefit of $13.2
    million......................                            (20,184)
      Total comprehensive
        income...................                                                            39,078
Repurchases of common stock......    819,129    (13,833)                                    (13,833)
Exercise of stock options........                                                            10,297
Income tax benefit from stock
  option exercises...............                                                               679
Restricted stock grants..........                                            (2,000)             --
Restricted stock amortization....                                               651             651
                                   ---------   --------     --------        -------      ----------
BALANCE AT MARCH 31, 2001........  3,771,806   $(71,179)    $(10,529)       $(3,040)     $  809,309
                                   =========   ========     ========        =======      ==========
Comprehensive income:
  Net income.....................
  Foreign currency translation
    adjustments, net of income
    tax benefit of $4.6
    million......................                             (7,652)
Cumulative transition adjustment,
  net............................                              4,028
Net unrealized gains and losses
  on hedges reclassified into
  earnings, net..................                             (4,875)
Unrealized loss on hedges, net...                               (771)
      Total comprehensive
        Income...................                                                           163,230
Repurchases of common stock......    104,700     (2,067)                                     (2,067)
Exercise of stock options........                                                            24,486
Income tax benefit from stock
  option exercises...............                                                             2,862
Net loss of certain European
  subsidiaries (10/1/01 --
  12/29/01)......................                                                              (423)
Restricted stock amortization....                                               798             798
                                   ---------   --------     --------        -------      ----------
BALANCE AT MARCH 30, 2002........  3,876,506   $(73,246)    $(19,799)       $(2,242)     $  998,195
                                   =========   ========     ========        =======      ==========
Comprehensive income:
  Net income.....................
  Foreign currency translation
    adjustments, net of income
    tax provision of $7.5
    million......................                             47,015
Net unrealized gains and losses
  on hedges reclassified into
  earnings, net..................                                794
Unrealized loss on hedges, net...                            (17,223)
      Total comprehensive
        Income...................                                                           204,821
Repurchases of common stock......    229,426     (4,682)                                     (4,682)
Exercise of stock options........                                                             7,718
Income tax benefit from stock
  option exercises...............                                                             1,189
Restricted stock grants..........                                            (5,463)             --
Restricted stock amortization....                                             1,526           1,526
                                   ---------   --------     --------        -------      ----------
BALANCE AT MARCH 29, 2003........  4,105,932   $(77,928)    $ 10,787        $(6,179)     $1,208,767
                                   =========   ========     ========        =======      ==========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FISCAL YEAR ENDED
                                                           ---------------------------------
                                                           MARCH 29,   MARCH 30,   MARCH 31,
                                                             2003        2002        2001
                                                           ---------   ---------   ---------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...............................................  $174,235    $172,500    $  59,262
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Provision for (benefit from) deferred income taxes.....     8,901      21,216      (23,430)
  Depreciation and amortization..........................    78,645      83,919       78,599
  Provision for losses on accounts receivable............     1,760       2,920          547
  Changes in deferred liabilities........................     3,087     (15,628)     (27,989)
  Provision for restructuring............................    14,443      16,000       98,836
  Foreign currency losses (gains)........................       529      (1,820)      (5,846)
  Other..................................................    (1,152)      9,173       (9,885)
  Changes in assets and liabilities, net of acquisitions:
     Accounts receivable.................................    (7,798)    (92,314)     (68,968)
     Inventories.........................................     6,365      82,721      (44,626)
     Prepaid expenses and other..........................   (19,149)     30,102      (22,967)
     Other assets........................................     2,868       6,142        8,042
     Accounts payable....................................    (5,080)    (11,001)      30,683
     Accrued expenses and other..........................    11,320      (4,213)      28,028
                                                           --------    --------    ---------
       Net cash provided by operating activities.........   268,974     299,717      100,286
                                                           --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net...............   (98,664)    (88,008)    (105,170)
  Acquisitions, net of cash acquired.....................   (30,326)    (23,702)     (20,929)
  Equity interest investments............................   (47,631)         --           --
  Disposal of property and equipment.....................    13,452          --           --
  Cash surrender value -- officers' life Insurance.......    (3,100)     (4,242)      (5,152)
                                                           --------    --------    ---------
       Net cash used in investing activities.............  (166,269)   (115,952)    (131,251)
                                                           --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchases of common stock............................    (4,682)     (2,067)     (13,833)
  Proceeds from exercise of stock options................     7,718      24,486       10,297
  Proceeds from (repayments of) short-term borrowings,
     net.................................................    68,000     (52,166)       2,939
  Repayments of long-term debt...........................    (7,700)    (10,576)     (25,289)
  Net payments of short-term debt........................   (80,000)         --           --
                                                           --------    --------    ---------
       Net cash used in financing activities.............   (16,664)    (40,323)     (25,886)
                                                           --------    --------    ---------
Effect of exchange rate changes on cash..................    12,832        (928)      (5,501)
                                                           --------    --------    ---------
Net increase (decrease) in cash and cash equivalents.....    98,873     142,514      (62,352)
Cash and cash equivalents at beginning of period.........   244,733     102,219      164,571
                                                           --------    --------    ---------
Cash and cash equivalents at end of period...............  $343,606    $244,733    $ 102,219
                                                           ========    ========    =========

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              MARCH 29,   MARCH 30,   MARCH 31,
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest....................................   $19,654     $20,193     $25,318
                                                               =======     =======     =======
  Cash paid for income taxes................................   $65,163     $58,328     $72,599
                                                               =======     =======     =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Fair value of assets acquired, excluding cash.............   $38,832     $49,431     $    --
  Less:
     Cash paid..............................................    30,326      23,702          --
     Acquisition obligation.................................        --      10,500          --
                                                               -------     -------     -------
  Liabilities assumed.......................................   $ 8,506     $15,229     $    --
                                                               =======     =======     =======

          See accompanying notes to consolidated financial statements.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT WHERE OTHERWISE INDICATED)

1.  SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (PRLC) and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated. PRLC and its subsidiaries are collectively referred to herein as "we," "us," "our" and "ourselves."

  BUSINESS

     We design, license, contract for the manufacture of, market and distribute men's and women's apparel, accessories, fragrances, skin care products and home furnishings. Our sales are principally to major department and specialty stores located throughout the United States and Europe. We also sell directly to consumers through full-price and outlet Polo Ralph Lauren and Club Monaco stores located throughout the United States, Canada, Europe and Asia.

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

  FISCAL YEAR

     Our fiscal year ends on the Saturday nearest to March 31. All references to "2003," "2002" and "2001" represent the 52-week fiscal years ended March 29, 2003, March 30, 2002 and March 31, 2001.

     We have included the March 29, 2003 and March 30, 2002 balance sheets of our wholly owned European subsidiaries in the accompanying March 29, 2003 and March 30, 2002, consolidated balance sheets. We also have consolidated the results of operations of our wholly owned European subsidiaries for the years ended March 29, 2003, March 30, 2002 and December 31, 2000, in the March 29, 2003, March 30, 2002 and March 31, 2001 consolidated statements of income, stockholders' equity and cash flows.

  CONSOLIDATION OF EUROPEAN ENTITIES -- CHANGE IN REPORTING PERIOD

     Effective December 30, 2001, for reporting purposes the Company changed the fiscal year ends of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on a three-month lag with a fiscal year ending December 31. Accordingly, the net activity shown below for the three-month

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES period ended December 29, 2001, for those European subsidiaries is reported as an adjustment to retained earnings in the fourth quarter of fiscal 2002 in the accompanying financial statements.

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

  USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates by their nature are based on judgments and available information and therefore, actual results could differ from those estimates.

     Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and the results of operations, and require management's most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, inventories, goodwill, other intangibles and long-lived assets. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

  REVENUE RECOGNITION

     Wholesale sales are recognized upon shipment of products to customers since title and risk of loss passes upon shipment and are recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Estimates for end of season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company's historical estimates of these costs have not differed materially from actual results. Sales by our retail and outlet stores are recognized when goods are sold to consumers, net of returns. Licensing revenue is recognized based upon shipment of licensed products sold by our licensees, net of allowances.

  ACCOUNTS RECEIVABLE, NET

     In the normal course of business, the Company extends credit to customers which satisfy pre-defined credit criteria. Accounts receivable, net, in the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the economic conditions. Costs associated with potential returns of products as well as allowable customer markdowns and operational chargebacks, net of the expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable, net. These provisions result from divisional seasonal negotiations as well as historic deduction trends net of expected recoveries and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

  INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out, FIFO, method), or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons' fashion product. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

  GOODWILL, OTHER INTANGIBLES AND LONG-LIVED ASSETS

     Effective March 31, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer are to be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives continue to be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Goodwill represents the excess of purchase cost over the fair value of net assets of businesses acquired. Before adopting the provisions of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life, ranging from 11 to 40 years. Beginning in fiscal 2003, consistent with the requirements of SFAS No. 142, we no longer amortize goodwill. The Company reviews goodwill annually for impairment. In addition, trademarks that are owned that have been deemed to have indefinite lives are reviewed at least annually for potential value impairment. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreement, which approximates 10 years. Goodwill amortization expense was $9.1 million and $8.0 million in fiscal 2002 and 2001, respectively. Accumulated goodwill amortization was $23.7 million at March 30, 2002.

     We assess the carrying value of long-lived and intangible assets, with finite lives, as current facts and circumstances indicate that they may be impaired. In evaluating the fair value and future benefits of such assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and would recognize an impairment loss if the carrying value exceeded the expected future cash flows. The impairment loss would be measured based upon the difference between the fair value of the asset and its recorded carrying value. See Note 9 for long-lived and intangible asset writedowns recorded in connection with our fiscal 2001 Operational Plan and fiscal 1999 Restructuring Plan. During fiscal 2003, there were no material impairment losses recorded in connection with this analysis.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

OTHER SIGNIFICANT ACCOUNTING POLICIES

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of cash and cash equivalents, receivables and accounts payable approximates their carrying value due to their short-term maturities. The fair value of the Euro debt is disclosed in Note 12. Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less, including investments in debt securities. Our investments in debt securities are diversified among high-credit quality securities in accordance with our risk management policy and primarily include commercial paper and money market funds.

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

  OFFICERS' LIFE INSURANCE

     We maintain key man life insurance policies on several of our senior executives, the majority of which contain split dollar arrangements. The key man policies are recorded at their cash surrender value, while the policies with split dollar arrangements are recorded at the lesser of their cash surrender value or premiums paid. Amounts recorded under these policies aggregated $48.8 million and $46.3 million at March 29, 2003 and March 30, 2002, and are included in other assets in the accompanying consolidated balance sheets. During fiscal 2003, the Company ceased paying premiums on split dollar life insurance policies related to officers and began the process of terminating certain split dollar arrangements. As of March 29, 2003, $0.6 million of split dollar policies had either been surrendered to the insurance company for cash or bought out by the related employee.

  INCOME TAXES

     We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates. A valuation allowance is recorded to reduce the deferred tax asset to that portion which is expected to more likely than not be realized.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

  DEFERRED RENT OBLIGATIONS

     We account for rent expense under noncancelable operating leases with scheduled rent increases and landlord incentives on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred liability. Unamortized deferred rent obligations amounted to $57.5 million and $43.1 million at March 29, 2003 and March 30, 2002, and are included in accrued expenses and other, and other noncurrent liabilities in the accompanying consolidated balance sheets.

  OTHER COMPREHENSIVE INCOME

     Other comprehensive income is recorded net of taxes and is reflected in the consolidated statements of stockholders' equity. Other comprehensive income consists of unrealized gains or losses on hedges and foreign currency translation adjustments.

  FINANCIAL INSTRUMENTS

     From time to time, we use derivative financial instruments to reduce our exposure to changes in foreign exchange and interest rates. While these instruments are subject to risk of loss from changes in exchange or interest rates, those losses generally would be offset by gains on the related exposure. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as Amended and Interpreted," requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income(loss), depending on the timing and designated purpose of the derivative.

     Note 12 further describes the derivative instruments we are party to and the related accounting treatment. Historically, we have entered into interest rate swap agreements and forward foreign exchange contracts, which qualify as cash flow hedges under SFAS No. 133. In accordance with SFAS No. 133, we have recorded the fair value of these derivatives at April 1, 2001, and the resulting net unrealized gain, after taxes, of approximately $4.0 million in other comprehensive income as a cumulative transition adjustment. We have also designated a portion of our Euro debt as a hedge of our net investment in a foreign subsidiary and, as of June 2002, have hedged the remainder of the Euro debt with a cross currency rate swap. During fiscal 2003, we have entered into various forward exchange contracts that qualified as hedges on inventory purchases and a series of forward exchange contracts on Japanese Yen that did not qualify for hedge accounting.

  FOREIGN CURRENCY TRANSACTIONS AND TRANSLATIONS

     The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at each year end. Results of operations are translated at the average rate of exchange prevailing throughout the period. Translation adjustments arising from differences in exchange rates from period to period are included in other comprehensive income, net of taxes, except for certain foreign-denominated debt. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders' equity. We have designated a portion of our Euro debt as a hedge of our net investment in a foreign subsidiary and, as of June 2002, have hedged the remainder of

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES the Euro debt with a cross currency rate swap. Transaction gains or losses on the unhedged portion resulting from changes in the Eurodollar rate are recorded in income and amounted to $3.2 million and $1.8 million in fiscal 2003 and 2002, respectively. The gain of the Japanese Yen forward contracts, that did not qualify for hedge accounting, amounted to $2.4 million in fiscal 2003. Gains and losses from other foreign currency transactions are included in operating results and were not material.

  COST OF GOODS SOLD AND SELLING EXPENSES

     Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, as well as reserves for shrinkage. The costs of selling the merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in selling, general and administrative expenses (SG&A).

  SHIPPING AND HANDLING COSTS

     We reflect shipping and handling costs as a component of SG&A expenses in the consolidated statements of income. The shipping and handling costs approximated $59.9 million, $57.4 million and $46.2 million in fiscal years 2003, 2002 and 2001, respectively. As a percent of revenues, they represented 2.7%, 2.7% and 2.3% in 2003, 2002 and 2001, respectively. We bill our wholesale customers for shipping and handling costs and record such revenues in net sales upon shipment.

  ADVERTISING

     We expense the production costs of advertising, marketing and public relations expenses upon the first showing of the related advertisement. We expense the costs of advertising paid to customers under cooperative advertising programs when the related advertisements are run. Total advertising expenses, including cooperative advertising, included within SG&A expenses amounted to $92.8 million, $79.8 million and $88.8 million in fiscal 2003, 2002 and 2001, respectively.

  NET INCOME PER SHARE

     Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period, excluding any potential dilution. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and awards. The difference between the basic and diluted weighted-average shares outstanding is due to the dilutive effect of stock options and restricted stock awards issued under our stock option plans, which were 932,428; 1,052,376; and 673,200 shares for fiscal 2003, 2002 and 2001, respectively.

  STOCK OPTIONS

     We use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Accordingly, no compensation cost has been recognized for its fixed stock option grants. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES plans in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows (Dollars in thousands, except share data):

                                                               FISCAL YEAR
                                                      -----------------------------
                                                        2003       2002      2001
                                                      --------   --------   -------
Net income as reported..............................  $174,235   $172,500   $59,262
Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of tax................................    16,988     17,009    13,751
                                                      --------   --------   -------
Pro forma net income................................  $157,247   $155,491   $45,511
                                                      ========   ========   =======
Pro forma net income per share --
  Basic.............................................  $   1.60   $   1.60   $  0.47
  Diluted...........................................  $   1.58   $   1.58   $  0.47

     For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: expected volatility of 47.2%, 47.0% and 46.0%; risk-free interest rates of 3.69%, 4.65% and 6.35%; expected lives of 5.2 years, 6.0 years and 6.0 years; and a dividend yield of 0% for all periods.

  RECLASSIFICATIONS

     For comparative purposes, certain prior period amounts have been reclassified to conform to the current period's presentation.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for the provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The Company does not expect the adoption of this pronouncement to have a material effect on the consolidated results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148. This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. The Company does not intend to expense stock options; therefore the adoption of this statement did not have any impact on the consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has adopted the provisions of SFAS No. 146.

     In January 2003, the FASB issued Financial Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the interpretation and does not expect any material impact to the financial statements as a result of adopting this interpretation.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002, and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES prior to FIN 45. The Company adopted the accounting and disclosure provisions of FIN 45 in its March 29, 2003 financial statements.

3.  ACQUISITIONS AND JOINT VENTURE

     During the fourth quarter of fiscal 2003, we entered into agreements for approximately $24.1 million and $47.6 million, respectively, to acquire a 50% interest in the Japanese master license and an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men's, women's and jeans business in Japan. In May 2003, we acquired an additional 2% equity interest in this company. Also, in the past year, we have acquired several retail locations from certain of our licensees in Belgium, Germany and Argentina for a total purchase price of approximately $4.6 million. Consistent with SFAS No. 141, "Business Combinations," the acquisition of the 50% interest in the Japanese master license and the several retail locations were accounted for under purchase accounting.

     In connection with the acquisition of the Japanese master license, the Company recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at this time. Goodwill of $13.0 million was recognized for the excess of the purchase price over the preliminary estimate of fair market value of the net assets acquired. In connection with the purchase accounting for the remaining acquisitions, the Company is in the process of evaluating the tangible and intangible assets acquired and liabilities assumed. At March 29, 2003, the Company's accounting for the fiscal 2003 acquisitions was based on preliminary valuation information, which is subject to revision. Unaudited pro forma information related to these acquisitions is not included, since the impact of these transactions are not material to the consolidated results of the Company.

     In connection with our acquisition of a 50% interest in the Japanese master license and the 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men's, women's and jeans business in Japan, results for these operations will be reflected in our consolidated financial statements for the three months ended June 28, 2003.

     On October 31, 2001, the Company completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L. ("PRL Fashions" or "Italian Licensee") which held licenses to sell our women's Ralph Lauren apparel in Europe, our men's and boys' Polo Ralph Lauren apparel in Italy and men's and women's Polo Jeans collections in Italy. The purchase price of this transaction was approximately $22.0 million in cash plus the assumption of certain liabilities and earn-out payments based on achieving profitability targets over the first three years with a guaranteed minimum annual payment of $3.5 million each year. The assets acquired of $15.1 million and liabilities assumed of $15.1 million were recorded at estimated fair values as determined by the Company's management based on information available at that time. Goodwill of approximately $33.5 million was initially recognized for the excess of the purchase price over the preliminary estimate of fair market value of the net assets acquired. During the quarter ended December 28, 2002, the Company finalized the purchase accounting for the acquisition of the assets, the result of which was an increase in goodwill of approximately $0.3 million. Also, subsequent to the quarter ended March 29, 2003, an initial payment was made on the first earn-out payment calculation, resulting in an additional increase in goodwill of approximately $1.0 million. This adjustment and any other adjustments to the contingent component of the remaining earn-out payments will be accounted for as additional purchase price in future periods. Unaudited pro forma information related to this acquisition is not included since the impact of this transaction is not material to the consolidated results of the Company.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     On October 22, 2001, we acquired the Polo Brussels SA store from one of our licensees. The purchase price of this transaction was approximately $3.0 million in cash, which was primarily allocated to goodwill. Unaudited pro forma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

     On February 7, 2000, we announced the formation of Ralph Lauren Media, LLC (RL Media), a joint venture between National Broadcasting Company, Inc. and certain affiliated companies (NBC) and ourselves. RL Media was created to bring our American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media is owned 50% by us and 50% by NBC. In exchange for a 50% interest, we provide marketing through our annual print advertising campaign, make our merchandise available at initial cost of inventory and sell RL Media's excess inventory through our outlet stores, among other things. NBC contributed $40.0 million in online distribution and promotion and a cash funding commitment up to $50.0 million. NBC also initially committed to contribute $110.0 million of television and online advertising. During fiscal 2003, RL Media entered into an agreement to sell its unused television and advertising spots for $15.0 million. Under the terms of the joint venture agreement, for tax purposes, we will not absorb any losses from the joint venture up to the first $50.0 million incurred and will share proportionately in the net income or losses thereafter. Additionally, we will receive a royalty on the sale of our products by RL Media based on specified percentages of net sales over a predetermined threshold, subject to certain limitations; to date, no such royalty income has been recognized. RL Media's managing board has equal representation from NBC and us. The joint venture has been accounted for under the equity method from the effective date of its formation. Our financial basis in RL Media is zero. Our equity in the net assets of RL Media is less than our financial basis. We have not recognized any losses in excess of our financial basis since there are no financial guarantees, commitments or obligations to fund the operations of RL Media.

     On January 6, 2000, we completed the acquisition of stock and certain assets of Poloco S.A.S. and certain of its affiliates (Poloco), which hold licenses to sell our men's and boys' apparel, our men's and women's jeans apparel, and certain of our accessories in Europe. In addition to acquiring Poloco's wholesale business, we acquired one flagship store in Paris and six outlet stores located in France, the United Kingdom and Austria. We acquired Poloco for an aggregate cash consideration of $209.7 million, plus the assumption of $10.0 million in short-term debt. During the quarter ended July 1, 2000, the final 10% of the acquisition price for Poloco in the amount of $20.9 million was distributed in accordance with the terms of the agreement.

4.  INVENTORIES

     Inventories are summarized as follows (Dollars in thousands):

                                                              MARCH 29,    MARCH 30,
                                                                2003         2002
                                                              ---------    ---------
Raw materials...............................................  $  4,214     $  3,874
Work-in-process.............................................     4,536        5,469
Finished goods..............................................   355,021      340,475
                                                              --------     --------
                                                              $363,771     $349,818
                                                              ========     ========

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

5.  PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consisted of the following (Dollars in thousands):

                                                              MARCH 29,    MARCH 30,
                                                                2003         2002
                                                              ---------    ---------
Land and improvements.......................................  $  3,725     $  3,720
Buildings...................................................    18,490       17,250
Furniture and fixtures......................................   308,300      258,816
Machinery and equipment.....................................   133,835      105,136
Leasehold improvements......................................   298,449      318,734
                                                              --------     --------
                                                               762,799      703,656
Less: accumulated depreciation and amortization.............   407,803      359,820
                                                              --------     --------
                                                              $354,996     $343,836
                                                              ========     ========

     Depreciation and amortization expense of property and equipment was $78.6 million, $74.8 million and $70.6 million for fiscal years 2003, 2002 and 2001, respectively.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective March 31, 2002, the Company adopted SFAS No. 142. This accounting standard requires that goodwill and indefinite life intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives will continue to be amortized over their useful lives. The transitional impairment tests were completed and did not result in an impairment charge. The Company will perform the first annual impairment test during 2004, but does not anticipate any resulting impairment.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective March 31, 2002, and prior period amounts were not restated. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is as follows (Dollars in thousands, except per share data):

                                                             FISCAL YEAR ENDED
                                                     ---------------------------------
                                                     MARCH 29,   MARCH 30,   MARCH 31,
                                                       2003        2002        2001
                                                     ---------   ---------   ---------
Reported net income................................  $174,235    $172,500     $59,262
Goodwill amortization, net of tax..................        --       5,712       4,835
                                                     --------    --------     -------
Adjusted net income................................  $174,235    $178,212     $64,097
                                                     ========    ========     =======
Adjusted net income per share  -- Basic............  $   1.77    $   1.83     $  0.66
Adjusted net income per share  -- Diluted..........  $   1.76    $   1.81     $  0.66

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     The carrying value of goodwill as of March 29, 2003 and March 30, 2002 by operating segment is as follows (Dollars in millions):

                                                WHOLESALE   RETAIL   LICENSING   TOTAL
                                                ---------   ------   ---------   ------
Balance at March 30, 2002.....................   $109.5     $64.7     $ 99.1     $273.3
Purchases.....................................       --       4.0       13.0       17.0
Effect of foreign exchange and other
  adjustments.................................     24.2       0.7        0.4       25.3
                                                 ------     -----     ------     ------
Balance at March 29, 2003.....................   $133.7     $69.4     $112.5     $315.6
                                                 ======     =====     ======     ======

     The carrying value of indefinite life intangible assets as of March 29, 2003 was $1.5 million and relates to the Company's owned trademark. Finite life intangible assets as of March 29, 2003, subject to amortization, are comprised of the following (Dollars in millions):

                                         MARCH 29, 2003             MARCH 30, 2002
                                    ------------------------   -------------------------
                                     GROSS                      GROSS
                                    CARRYING   ACCUM.          CARRYING   ACCUM.           ESTIMATED
                                     AMOUNT    AMORT.   NET     AMOUNT    AMORT.    NET      LIVES
                                    --------   ------   ----   --------   ------   -----   ---------
Licensed trademarks...............    $9.9       --     $9.9       --        --       --   10 years

     No intangible amortization expense was recorded during fiscal 2003, 2002 or 2001. The estimated intangible amortization expense for each of the next five years is expected to be approximately $1.0 million per year.

7.  OTHER ASSETS

     Other assets consisted of the following (Dollars in thousands):

                                                              MARCH 29,   MARCH 30,
                                                                2003        2002
                                                              ---------   ---------
Equity Interest Investment..................................  $ 47,631     $    --
Officers' Life Insurance....................................    48,826      46,270
Other Long-Term Assets......................................    40,017      19,859
                                                              --------     -------
                                                              $136,474     $66,129
                                                              ========     =======

8.  ACCRUED EXPENSES AND OTHER

     Accrued expenses consisted of the following (Dollars in thousands):

                                                              MARCH 29,   MARCH 30,
                                                                2003        2002
                                                              ---------   ---------
Accrued operating expenses..................................  $103,670    $ 75,931
Accrued payroll and benefits................................    33,630      25,124
Accrued restructuring charge................................    15,817      17,644
Deferred Rent Obligation....................................     9,394       9,793
                                                              --------    --------
                                                              $162,511    $128,492
                                                              ========    ========

9.  RESTRUCTURING CHARGE

  2003 RESTRUCTURING PLAN

     During the third quarter of fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES operations. The major initiatives of the plan included the following: consolidation of our headquarters from five cities in three countries to one location; the consolidation of our European logistics operations to Italy; and the migration of all European information systems to a standard global system. In connection with the implementation of this plan, the Company has completed the consultation process regarding the headquarters and has recorded a $14.4 million restructuring charge during fiscal 2003 for severance and contract termination costs. The Company expects the remaining consolidation and migration to be completed during fiscal 2004. The major components of the charge and the activity through March 29, 2003 were as follows (Dollars in thousands):

                                                                   LEASE AND
                                                 SEVERANCE AND   OTHER CONTRACT
                                                  TERMINATION     TERMINATION
                                                   BENEFITS          COSTS         TOTAL
                                                 -------------   --------------   --------
Fiscal 2003 provision..........................     $11,876         $  2,567      $ 14,443
Fiscal 2003 spending...........................      (3,777)              --        (3,777)
                                                    -------         --------      --------
Balance at March 29, 2003......................     $ 8,099         $  2,567      $ 10,666
                                                    =======         ========      ========

     Total severance and termination benefits as a result of this restructuring related to approximately 150 employees. Total cash outlays related to this plan of approximately $3.8 million have been paid through March 29, 2003. It is expected that this plan will be completed, and the remaining liabilities will be paid, in fiscal 2004.

  2001 OPERATIONAL PLAN

     During the second quarter of fiscal 2001, we completed an internal operational review and formalized our plans to enhance the growth of our worldwide luxury retail business, to better manage inventory and to increase our overall profitability. The major initiatives of the 2001 Operational Plan included: refining our retail strategy; developing efficiencies in our supply chain; and consolidating corporate strategic business functions and internal processes. Costs associated with this aspect of the 2001 Operational Plan included lease and contract termination costs, store fixed asset writedowns and severance and termination benefits.

     In connection with the implementation of the 2001 Operational Plan, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of fiscal 2001. This charge was subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of fiscal 2001 and a $16.0 million increase in the fourth quarter of fiscal 2002 for lease termination costs associated with the closure of our retail stores due to market factors that were less favorable

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES than originally estimated. The major components of the charge and the activity through March 29, 2003, were as follows (Dollars in thousands):

                                                            LEASE AND
                                SEVERANCE AND    ASSET      CONTRACT
                                 TERMINATION     WRITE     TERMINATION   OTHER
                                  BENEFITS       DOWNS        COSTS      COSTS     TOTAL
                                -------------    -----     -----------   -----     -----
2001 provision................     $ 7,947      $ 98,835    $ 15,638     $1,134   $123,554
2001 spending.................      (5,005)      (98,835)    (11,469)      (352)  (115,661)
                                   -------      --------    --------     ------   --------
Balance at March 31, 2001.....       2,942            --       4,169        782      7,893
2002 spending.................      (2,150)           --      (6,014)      (767)    (8,931)
Additional provision..........          --            --      16,000         --     16,000
                                   -------      --------    --------     ------   --------
Balance at March 30, 2002.....         792            --      14,155         15     14,962
2003 spending.................        (792)           --      (9,004)       (15)    (9,811)
                                   -------      --------    --------     ------   --------
Balance at March 29, 2003.....     $    --      $     --    $  5,151     $   --   $  5,151
                                   =======      ========    ========     ======   ========

     Total severance and termination benefits as a result of the 2001 Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the 2001 Operational Plan are expected to be approximately $40.7 million, $35.5 million of which have been paid through March 29, 2003, and subsequently in May 2003, an additional $4.6 million was settled. We completed the implementation of the 2001 Operational Plan in fiscal 2002 and expect to settle the remaining liabilities in fiscal 2004 or in accordance with contract terms.

  1999 RESTRUCTURING PLAN

     During the fourth quarter of fiscal 1999, we formalized our plans to streamline operations within our wholesale and retail operations and reduce our overall cost structure. The major initiatives of the 1999 Restructuring Plan included the following: an evaluation of our retail operations and site locations; the realignment and operational integration of our wholesale operating units; and the realignment and consolidation of corporate strategic business functions and internal processes.

     In connection with the implementation of the 1999 Restructuring Plan, we recorded a pre-tax restructuring charge of $58.6 million in our fourth quarter of fiscal 1999. We completed the implementation of the 1999 Restructuring Plan in fiscal 2000 and have settled the remaining liabilities during fiscal 2003. The activity through March 29, 2003, was as follows (Dollars in thousands):

                                                             LEASE AND
                                            SEVERANCE AND    CONTRACT
                                             TERMINATION    TERMINATION   OTHER
                                              BENEFITS         COSTS      COSTS    TOTAL
                                            -------------   -----------   -----    -----
Balance at April 1, 2000..................     $ 7,265        $ 4,878     $ 140   $12,283
2001 spending.............................      (3,019)        (3,131)     (140)   (6,290)
                                               -------        -------     -----   -------
Balance at March 31, 2001.................       4,246          1,747        --     5,993
2002 spending.............................      (2,790)          (521)       --    (3,311)
                                               -------        -------     -----   -------
Balance at March 30, 2002.................       1,456          1,226        --     2,682
2003 spending.............................      (1,456)        (1,226)       --    (2,682)
                                               -------        -------     -----   -------
Balance at March 29, 2003.................     $    --        $    --     $  --   $    --
                                               =======        =======     =====   =======

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     Total cash outlays related to the 1999 Restructuring Plan were approximately $39.5 million, all of which have been paid through March 29, 2003.

10.  INCOME TAXES

     The components of the provision for income taxes were as follows (Dollars in thousands):

                                                         FISCAL YEAR ENDED
                                                  --------------------------------
                                                    2003        2002        2001
                                                    ----        ----        ----
Current:
  Federal.......................................  $ 77,299    $ 58,529    $ 27,984
  State and local...............................     6,550       6,457      21,605
  Foreign.......................................     7,401      17,297      12,533
                                                  --------    --------    --------
                                                    91,250      82,283      62,122
                                                  --------    --------    --------
Deferred:
  Federal.......................................     9,039      15,835     (11,689)
  State and local...............................    (2,045)      4,672     (12,367)
  Foreign.......................................     1,907         709         626
                                                  --------    --------    --------
                                                     8,901      21,216     (23,430)
                                                  --------    --------    --------
                                                  $100,151    $103,499    $ 38,692
                                                  ========    ========    ========

     The foreign and domestic components of income before provision for income taxes were as follows (Dollars in thousands):

                                                         FISCAL YEAR ENDED
                                                  --------------------------------
                                                    2003        2002        2001
                                                    ----        ----        ----
Domestic........................................  $190,167    $287,291    $127,071
Foreign.........................................    84,219     (11,292)    (29,117)
                                                  --------    --------    --------
                                                  $274,386    $275,999    $ 97,954
                                                  ========    ========    ========

     The deferred tax assets reflect the net tax effect of temporary differences, primarily net operating loss carryforwards, property and equipment and accounts receivable, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the net deferred tax assets at March 29, 2003 and March 30, 2002 were as follows (Dollars in thousands):

                                                              MARCH 29,   MARCH 30,
                                                                2003        2002
                                                              ---------   ---------
DEFERRED TAX ASSETS:
Net operating loss carryforwards............................   $61,661     $33,390
Property and equipment......................................    21,292      24,530
Accounts receivable.........................................     6,805       5,233
Uniform inventory capitalization............................     4,986       6,219
Deferred compensation.......................................     8,955       9,206
Restructuring reserves......................................     3,958       8,134
Accrued expenses............................................     1,513       1,900
Other.......................................................     9,556      10,253
                                                               -------     -------

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                                                              MARCH 29,   MARCH 30,
                                                                2003        2002
                                                              ---------   ---------
Total Deferred Tax Asset....................................   118,726      98,865
Less: Valuation allowance...................................    44,580      23,761
                                                               -------     -------
Net Deferred Tax Asset......................................    74,146      75,104
DEFERRED TAX LIABILITIES:
Goodwill and other intangibles..............................    (5,496)       (618)
Foreign reorganization costs................................    (2,743)      1,538
                                                               -------     -------
Total Deferred Tax Liability................................    (8,239)        920
                                                               -------     -------
Net Deferred Tax Asset......................................   $65,907     $76,024
                                                               =======     =======

     We have available federal net operating loss carryforwards of approximately $11.5 million and state net operating loss carryforwards of approximately $243.7 million for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in fiscal 2004. The utilization of the federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382, which applies following certain changes in ownership of the entity generating the loss carryforward. As a result of the limitation of
Section 382, we believe that approximately $3.3 million of the federal net operating loss carryforwards will expire and not be utilized. A valuation allowance has been recorded against such net operating losses.

     Also, we have available additional state and foreign net operating loss carryforwards of approximately $2.5 million and $151.1 million for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded since we do not believe that we will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of a substantial portion of the deferred tax asset relating to these federal, state and foreign net operating loss carryforwards would result in a reduction of goodwill recorded in connection with acquisitions. Additionally, we have recorded a valuation allowance against certain other deferred tax assets relating to our foreign operations. Subsequent recognition of these deferred tax assets, as well as a portion of the foreign net operating loss carryforwards, would result in an income tax benefit in the year of such recognition.

     Provision has not been made for United States or additional foreign taxes on approximately $103.0 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC, a subsidiary or a United States affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. We believe that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States foreign tax credits.

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     The historical provision for income taxes in fiscal 2003, 2002 and 2001 differs from the amounts computed by applying the statutory federal income tax rate to income before provision for income taxes due to the following (Dollars in thousands):

                                                           FISCAL YEAR ENDED
                                                    -------------------------------
                                                      2003        2002       2001
                                                      ----        ----       ----
Provision for income taxes at statutory Federal
  rate............................................  $ 96,035    $ 96,600    $34,284
Increase (decrease) due to:
  State and local income taxes, net of Federal
     Benefit......................................     2,928       7,233      6,005
  Foreign income taxes, net.......................       623      (7,308)    (2,499)
  Other...........................................       565       6,974        902
                                                    --------    --------    -------
                                                    $100,151    $103,499    $38,692
                                                    ========    ========    =======

11.  FINANCING AGREEMENTS

     In November 2002, we terminated both our 1997 bank credit facility and our 1999 senior bank credit facility and entered into a new credit facility. The 1997 bank credit facility provided for a $225.0 million revolving line of credit and matured on December 31, 2002, while the 1999 senior bank credit facility consisted of a $20.0 million revolving line of credit and an $80.0 million term loan, both of which were scheduled to mature on June 30, 2003. The new credit facility is with a syndicate of banks and consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on November 18, 2005. As of March 29, 2003, we had $100.0 million outstanding under the new facility, which was the aggregate amount outstanding under the old facilities at the time of extinguishment; $50.0 million of which was repaid in April 2003 and the remaining $50.0 million is expected to be repaid in June 2003. Borrowings under this facility bear interest, at our option, at a rate equal to (i) the higher of the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or
(ii) the LIBO Rate (as defined) in effect from time to time, as adjusted for the Federal Reserve Board's Eurocurrency Liabilities maximum reserve percentages, and a margin based on our then current credit ratings. As of March 29, 2003, the margin was 0.75%.

     Our 2002 bank credit facility requires that we maintain certain financial covenants:

     - a minimum consolidated tangible net worth, and

     - a maximum Adjusted Debt to EBITDAR (as such terms are defined in the credit facility) ratio.

     The credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

     - incur additional debt;

     - incur liens and contingent liabilities;

     - sell or dispose of our assets, including equity interests;

     - merge with or acquire other companies, liquidate or dissolve;

     - engage in businesses that are not a related line of business;

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

     - make loans, advances or guarantees;

     - engage in transactions with affiliates; and

     - make investments.

     Upon the occurrence of an event of default under the credit facility, the lenders may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and payable. The credit facility specifies a number of events of default, many of which are subject to applicable grace or cure periods, including, among others, the failure to make timely principal and interest payments, to satisfy the covenants, or to maintain the required financial performance requirements described above. Additionally, the agreement provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock. As of March 29, 2003, the Company was in compliance with all financial and non-financial debt covenants.

     On November 22, 1999, we issued Euro 275.0 million of 6.125% Notes (Euro debt) due November 2006. The Euro debt is listed on the London Stock Exchange. The net proceeds from the Euro debt offering were $281.5 million based on the Euro exchange rate on the issuance date. A portion of the net proceeds from the issuance was used to finance the acquisition of stock and certain assets of Poloco while the remaining net proceeds were retained for general corporate purposes. Interest on the Euro debt is payable annually. During fiscal 2003 and 2002, we repurchased Euro 8.4 million and Euro 11.9 million of our outstanding Euro debt, or $7.7 million and $10.6 million, respectively, based on Euro exchange rates. The loss on this early extinguishment of debt was not material.

     At March 29, 2003, we had $100.9 million outstanding in direct borrowings and $248.5 million outstanding in Euro debt based on the year end Euro exchange rate. We were also contingently liable for $19.1 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. At March 30, 2002, we had $33.0 million outstanding in direct borrowings, $80.0 million outstanding under the term loan and $205.0 million outstanding in Euro debt based on the year end Euro exchange rate. The credit facilities bore interest primarily at the institution's prime rate. The weighted-average interest rate on borrowings was 5.4%, 5.9% and 6.3% in fiscal 2003, 2002 and 2001, respectively.

     The carrying amounts of financial instruments reported in the accompanying consolidated balance sheets approximated their estimated fair values, except for the Euro debt, primarily due to either the short-term maturity of the instruments or their adjustable market rate of interest. The fair value of the Euro debt, net of discounts, was $252.4 million and $205.4 million as of March 29, 2003 and March 30, 2002, based on its quoted market price as listed on the London Stock Exchange.

12.  FINANCIAL INSTRUMENTS

     We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases. Gains and losses on these contracts are deferred and recognized as adjustments to the basis of those assets. At March 29, 2003, we had foreign exchange contracts outstanding to deliver $92.5 million in fiscal 2004 in exchange for Euro 87.1 million. The fair value of these contracts resulted in an unrealized loss of approximately $0.66 million at March 29, 2003. At March 30, 2002, we had foreign exchange contracts outstanding (i) to deliver Euro 39.3 million in fiscal 2003, in exchange for $34.6 million and
(ii) to deliver 12.7 million British Pounds in fiscal 2003 in

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES exchange for $18.0 million. The fair value of these contracts resulted in an unrealized gain of approximately $0.4 million at March 30, 2002.

     In November 2002, the Company entered into forward contracts on 6.2 billion Japanese Yen that terminated in February 2003. These forward contracts were entered into to minimize the impact of foreign exchange fluctuations on the Japanese Yen purchase price in connection with the transactions described in
Note 3. The forward contracts did not qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the contracts were recognized currently in earnings. In connection with accounting for these contracts during fiscal 2003, the Company recognized $2.4 million of foreign exchange gain on these forward contracts, included as a component of foreign currency losses (gains), in the accompanying consolidated statements of income.

     In June 2002, we entered into a cross currency rate swap, which terminates in November 2006. The cross currency rate swap is being used to convert Euro
105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations in both principal and interest payments resulting from Euro debt, and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt, and was de minimis for the year ended March 29, 2003. In addition, we have designated a portion of our Euro debt as a hedge of our net investment in a foreign subsidiary. As a result, changes in the fair value of the Euro debt resulting from changes in the Eurodollar rate, which are attributable to the portion of debt that hedges our net investment, are reported net of income taxes, in accumulated other comprehensive loss (income) as an unrealized loss or gain on foreign currency hedges.

     In April 1999, we entered into interest rate swap agreements with commercial banks which expire in 2003 to hedge against interest rate fluctuations. The swap agreements effectively convert borrowings under the 2002 bank credit facility from variable rate to fixed rate obligations. Under the terms of these agreements, we make payments at a fixed rate of 5.5% and receive payments from the counterparty based on the notional amount of $100.0 million at a variable rate based on LIBOR. The net interest paid or received on this arrangement is included in interest expense. The fair value of these agreements was based upon the estimated amount that we would have to pay to terminate the agreements, as determined by the financial institutions. The fair value of these agreements was an unrealized loss of $1.3 million at March 29, 2003, all of which is expected to be reclassified into earnings during fiscal 2004; and an unrealized loss of $2.6 million at March 30, 2002.

     As of March 29, 2003 and March 30, 2002, the Company was party to the following contracts (Dollars in millions):

                                                          MARCH 29, 2003          MARCH 30, 2002
                                                       ---------------------   ---------------------
                                                       NOTIONAL   FAIR VALUE   NOTIONAL   FAIR VALUE
                                                       --------   ----------   --------   ----------
Foreign Currency Contracts...........................   $92.5       $(0.7)      $340.3      $10.0
Cross Currency Swap Contracts........................   100.0        16.8           --         --
Interest Rate Swap Contracts.........................   100.0        (1.3)       100.0       (2.6)

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

13.  COMMITMENTS AND CONTINGENCIES

  LEASES

     We lease office, warehouse and retail space and office equipment under operating leases which expire through 2029. As of March 29, 2003, aggregate minimum annual rental payments under noncancelable operating leases with lease terms in excess of one year were payable as follows (Dollars in thousands):

FISCAL YEAR ENDING
------------------
2004........................................................   $ 72,654
2005........................................................     69,690
2006........................................................     67,231
2007........................................................     61,447
2008........................................................     53,478
Thereafter..................................................    238,052
                                                               --------
                                                               $562,552
                                                               ========

     Rent expense charged to operations was $98.2 million, $83.2 million and $75.6 million in fiscal 2003, 2002 and 2001, respectively, net of sub-lease income of $0.4 million and $2.2 million, in fiscal 2002 and 2001. Substantially all outlet and retail store leases provide for contingent rentals based upon sales and require us to pay taxes, insurance and occupancy costs. Certain rentals are based solely on a percentage of sales, and one significant lease requires a fair market value adjustment at January 1, 2004. Contingent rental charges included in rent expense were $6.9 million, $6.2 million and $6.1 million in fiscal 2003, 2002 and 2001.

  EMPLOYMENT AGREEMENTS

     We are party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

  ACQUISITIONS

     See Note 3 for information regarding contingent payments related to acquisitions made by the Company.

  CONCENTRATION OF CREDIT RISK

     We sell our merchandise primarily to major upscale department stores across the United States and extend credit based on an evaluation of the customer's financial condition generally without requiring collateral. Credit risk is driven by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer's financial condition. A decision by the controlling owner of a group of stores or any substantial customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect. We had three customers who in aggregate constituted approximately 30% and 35% of trade accounts receivable outstanding at March 29, 2003 and March 30, 2002.

     We had three significant customers who accounted for approximately 7%, 5% and 5% each of net sales, in fiscal 2003. We had three significant customers who accounted for approximately 10%, 9% and 9% each of net sales in fiscal 2002, and for approximately 11%, 10% and 10% each

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES of net sales in fiscal 2001. Additionally, we had four significant licensees who in aggregate constituted approximately 51%, 55% and 53% of licensing revenue in fiscal 2003, 2002 and 2001.

     We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We believe that adequate provision for credit loss has been made in the accompanying consolidated financial statements.

     We are also subject to concentrations of credit risk with respect to our cash and cash equivalents, marketable securities, cross currency swap agreement, interest rate swap agreements and forward foreign exchange contracts which we attempt to minimize by entering into these arrangements with major banks and financial institutions and investing in high-quality instruments. We do not expect any counterparties to fail to meet their obligations.

  DECLARATION OF DIVIDEND

     On May 20, 2003, the Board of Directors declared a regular quarterly cash dividend of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren common stock. The dividend is payable to shareholders of record at the close of business on June 27, 2003 and will be paid on July 11, 2003.

  LEGAL MATTERS

     The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company's results of operations or financial position. See
Note 18 for discussion of significant legal proceedings.

  LICENSING COMMITMENTS

     As a result of the failure of Jones Apparel Group, including its subsidiaries, (Jones) to meet the minimum sales volumes for the year ended December 31, 2002, under the license agreements for the sale of products under the "Ralph" trademark between us and Jones dated May 11, 1998, these license agreements will terminate as of December 31, 2003. We have advised Jones that the termination of these licenses will automatically result in the termination of the licenses between us and Jones with respect to the "Lauren" trademark pursuant to the Cross Default and Term Extension Agreement, between us and Jones dated May 11, 1998. The Lauren license agreements would otherwise expire on December 31, 2006. The royalties that we received pursuant to the "Lauren" license agreements and "Ralph" license agreements represented revenues in fiscal 2003 of approximately $37.4 million and $5.3 million, respectively. Jones has reported that net sales of Lauren and Ralph products for the year ended December 31, 2002 were $548.0 million and $37.0 million, respectively. See Note 20 for an update on this matter.

  OTHER COMMITMENTS

     The Company is not party to any off-balance sheet transactions or unconsolidated special purpose entities for any of the periods presented herein.

14.  COMMON STOCK

     All of our outstanding Class B common stock is owned by Mr. Ralph Lauren and related entities and all of our outstanding Class C common stock is owned by certain investment funds affiliated with The Goldman Sachs Group, Inc. (GS Group). Shares of Class B common stock

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES are convertible at any time into shares of Class A common stock on a one-for-one basis and may not be transferred to anyone other than affiliates of Mr. Lauren. Shares of Class C common stock are convertible at any time into shares of Class A common stock on a one-for-one basis and may not be transferred to anyone other than members of the GS Group. During fiscal 2003, 11.0 million shares of Class C common stock were converted into Class A common stock and sold in a secondary stock offering. The holders of Class A common stock generally have rights identical to holders of Class B common stock and Class C common stock, except that holders of Class A common stock and Class C common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Holders of all classes of common stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval except for the election and the removal of directors and as otherwise required by applicable law.

15.  STOCK INCENTIVE PLANS

     On June 9, 1997, our Board of Directors adopted the 1997 Long-Term Stock Incentive Plan (Stock Incentive Plan). The Stock Incentive Plan authorizes the grant of awards to any officer or other employee, consultant to, or director with respect to a maximum of 10.0 million shares of our Class A common stock (Shares), subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events, which awards may be made in the form of: (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code; (iii) stock appreciation rights; (iv) restricted stock and/or restricted stock units; (v) performance awards; and (vi) other stock-based awards. On June 13, 2000, our Board of Directors increased the maximum number of Shares that can be granted under the Stock Incentive Plan to 20.0 million shares, which was approved by the stockholders on August 17, 2000. At March 29, 2003, we had 6.8 million Shares reserved for issuance under this plan.

     On June 9, 1997, our Board of Directors adopted the 1997 Stock Option Plan for Non-Employee Directors (Non-Employee Directors Plan). Under the Non-Employee Directors Plan, grants of options to purchase up to 500,000 Shares may be granted to non-employee directors. In fiscal 2003, 2002 and 2001, our Board of Directors granted options to purchase 18,000, 27,000 and 12,250 Shares with exercise prices equal to the stock's fair market value on the date of grant. At March 29, 2003, we had 381,500 shares reserved for issuance under this plan.

     Stock options were granted under the plans with an exercise price equal to the stock's fair market value on the date of grant. These options vest in equal installments primarily over two years for officers and other key employees and over three years for all remaining employees and non-employee directors. The options expire 10 years from the date of grant. Stock option activity for the Stock Incentive Plan and Non-Employee Directors Plan in fiscal 2003, 2002 and 2001 was as follows (Shares in thousands):

                                                                NUMBER        WEIGHTED
                                                                  OF          AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                                ------     --------------
BALANCE AT APRIL 1, 2000....................................     7,250         $23.77
  Granted...................................................     2,831          14.73
  Exercised.................................................      (449)         22.95
  Forfeited.................................................      (764)         22.00
                                                                ------         ------
BALANCE AT MARCH 31, 2001...................................     8,868         $20.79
                                                                ======         ======

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                                                                NUMBER        WEIGHTED
                                                                  OF          AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                                ------     --------------
  Granted...................................................     2,468          26.59
  Exercised.................................................    (1,155)         21.20
  Forfeited.................................................      (709)         21.75
                                                                ------         ------
BALANCE AT MARCH 30, 2002...................................     9,472         $22.16
                                                                ======         ======
  Granted...................................................     2,665          23.72
  Exercised.................................................      (424)         18.21
  Forfeited.................................................      (945)         23.60
                                                                ------         ------
BALANCE AT MARCH 29, 2003...................................    10,768         $21.75
                                                                ======         ======

     Additional information relating to options outstanding as of March 29, 2003, was as follows (Shares in thousands):

                                  NUMBER      WEIGHTED-AVERAGE    WEIGHTED-AVERAGE       NUMBER       WEIGHTED-AVERAGE
           RANGE OF              OF SHARES       REMAINING        EXERCISE PRICE OF     OF SHARES     EXERCISE PRICE OF
       EXERCISE PRICES          OUTSTANDING   CONTRACTUAL LIFE   OPTIONS OUTSTANDING   EXERCISABLE   EXERCISABLE OPTIONS
------------------------------  -----------   ----------------   -------------------   -----------   -------------------
$13.94-$17.06.................     1,791            7.2                $14.43             1,093            $14.47
$17.13-$19.56.................     1,978            6.9                 18.84             1,520             19.01
$20.19-$25.69.................     2,231            9.0                 24.46               150             22.43
$26.00-$29.91.................     4,768            6.1                 26.71             3,412             26.70
                                  ------            ---                ------             -----            ------
                                  10,768            7.0                $21.75             6,175            $22.54
                                  ======            ===                ======             =====            ======

     In July 2002, 300,000 Shares of restricted stock were granted under the Stock Incentive Plan. These Shares are subject to restrictions on transfer and the risk of forfeiture until earned, and vest as follows: 20% on each of the first five anniversaries of the grant date. The unearned compensation is being amortized over a period equal to the anticipated vesting.

     In April 2000, 118,299 Shares of restricted stock were granted under the Stock Incentive Plan. These shares are subject to restrictions on transfer and the risk of forfeiture until earned, and vest as follows: 25% each on the second, third, fourth and fifth anniversaries of the grant date. The unearned compensation is being amortized over a period equal to the anticipated vesting.

     In March 1998, our Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Shares. Share repurchases were made in the open market over the two-year period which commenced April 1, 1998. The Board of Directors authorized the extension of the stock repurchase program through March 31, 2004. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. The repurchased shares have been accounted for as treasury stock at cost. As of March 29, 2003, we had repurchased 4,105,932 Shares at an aggregate cost of $77.9 million.

16.  EMPLOYEE BENEFITS

  PROFIT SHARING RETIREMENT SAVINGS PLANS

     We sponsor two defined contribution benefit plans covering substantially all eligible United States employees not covered by a collective bargaining agreement. The plans include a savings plan feature under Section 401(k) of the Internal Revenue Code. We make discretionary

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES contributions to the plans and contribute an amount equal to 50% of the first 6% of an employee's contribution.

     Under the terms of the plans, a participant is 100% vested in our matching and discretionary contributions after five years of credited service. Contributions under these plans approximated $3.1 million, $6.0 million and $7.4 million in fiscal 2003, 2002 and 2001, respectively.

  SUPPLEMENTAL RETIREMENT PLAN

     The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans are expected to be constrained by the operation of certain Internal Revenue Code limitations. These supplemental benefits vest over time and the compensation expense related to these benefits is recognized over the vesting period. The amounts accrued under these plans were $16.0 million and $14.1 million at March 29, 2003, and March 30, 2002, and are reflected in other noncurrent liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these benefits was $1.4 million, $2.9 million and $2.5 million in fiscal 2003, 2002 and 2001, respectively. This liability is partially funded through whole-life policies, which had cash surrender values of $11.8 million and $11.0 million at March 29, 2003, and March 30, 2002, and are reflected in other assets in the accompanying balance sheets.

  DEFERRED COMPENSATION

     We have deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were $4.6 million and $6.2 million at March 29, 2003, and March 30, 2002, and are reflected in other noncurrent liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these compensation arrangements was $0.7 million each for fiscal 2003, 2002 and 2001. We fund a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected in other assets in the accompanying consolidated balance sheets.

  UNION PENSION

     We participate in a multi-employer pension plan and are required to make contributions to the Union of Needletrades Industrial and Textile Employees (Union) for dues based on wages paid to union employees. A portion of these dues is allocated by the Union to a retirement fund which provides defined benefits to substantially all unionized workers. We do not participate in the management of the plan and have not been furnished with information with respect to the type of benefits provided, vested and nonvested benefits or assets.

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

17.  SEGMENT REPORTING

     The Company operates in three business segments: wholesale, retail and licensing. Our reportable segments are individual business units that either offer different products and services, or are managed separately since each segment requires different strategic initiatives,

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES promotional campaigns, marketing and advertising, based upon its own individual positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

     Our wholesale segment consists of two operating units: Polo Brands and Collection Brands. Each unit designs, sources, markets and distributes discrete brands. Both units primarily sell products to major department and specialty stores and to our owned and licensed retail stores.

     The retail segment operates two types of stores: outlet and full-price stores. The stores sell our products purchased from our wholesale segment, our licensees and our suppliers.

     The licensing segment, which consists of product, international and home, generates revenues from royalties through its licensing alliances. The licensing agreements grant the licensee rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas.

     The accounting policies of the segments are consistent with those described in Note 1. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory. All intercompany revenues and profits or losses are eliminated in consolidation. We do not review these sales when evaluating segment performance. We evaluate each segment's performance based upon income or loss from operations before interest, foreign currency gains and losses, restructuring charges and income taxes. Corporate overhead expenses are allocated to each segment based upon each segment's usage of corporate resources.

     Our net revenues, income from operations, depreciation and amortization expense and capital expenditures for fiscal 2003, 2002 and 2001, and total assets as of March 29, 2003, March 30, 2002 and March 31, 2001, for each segment were as follows (Dollars in thousands):

                                                       FISCAL YEAR ENDED
                                             --------------------------------------
                                                2003          2002          2001
                                                ----          ----          ----
NET REVENUES:
  Wholesale................................  $1,187,363    $1,198,060    $1,053,842
  Retail...................................   1,001,958       924,273       928,577
  Licensing................................     250,019       241,374       243,355
                                             ----------    ----------    ----------
                                             $2,439,340    $2,363,707    $2,225,774
                                             ==========    ==========    ==========
INCOME FROM OPERATIONS:
  Wholesale................................  $  124,476    $  158,401    $  127,040
  Retail...................................      40,366        18,799        27,710
  Licensing................................     138,018       132,012       145,598
                                             ----------    ----------    ----------
                                                302,860       309,212       300,348
  Less: Unallocated restructuring and
     special charges.......................      14,443        16,000       183,127
                                             ----------    ----------    ----------
                                             $  288,417    $  293,212    $  117,221
                                             ==========    ==========    ==========
DEPRECIATION AND AMORTIZATION:
  Wholesale................................  $   30,454    $   33,246    $   31,642
  Retail...................................      37,118        37,877        35,896
  Licensing................................      11,073        12,796        11,061
                                             ----------    ----------    ----------
                                             $   78,645    $   83,919    $   78,599
                                             ==========    ==========    ==========

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

                                                       FISCAL YEAR ENDED
                                             --------------------------------------
                                                2003          2002          2001
                                                ----          ----          ----
CAPITAL EXPENDITURES:
  Wholesale................................  $   32,020    $   48,829    $   20,957
  Retail...................................      35,693        19,182        57,836
  Licensing................................       5,587         4,571         6,217
  Corporate................................      25,364        15,426        20,160
                                             ----------    ----------    ----------
                                             $   98,664    $   88,008    $  105,170
                                             ==========    ==========    ==========

                                             MARCH 29,     MARCH 30,     MARCH 31,
                                                2003          2002          2001
                                             ---------     ---------     ---------
TOTAL ASSETS:
  Wholesale................................  $  766,460    $  591,680    $  604,834
  Retail...................................     476,314       534,036       528,836
  Licensing................................     157,946       161,912       154,714
  Corporate................................     638,102       461,869       337,709
                                             ----------    ----------    ----------
                                             $2,038,822    $1,749,497    $1,626,093
                                             ==========    ==========    ==========

     Our net revenues for fiscal 2003, 2002 and 2001, and our long-lived assets as of March 29, 2003 and March 30, 2002 by geographic location were as follows (Dollars in thousands):

                                                       FISCAL YEAR ENDED
                                             --------------------------------------
                                                2003          2002          2001
                                                ----          ----          ----
NET REVENUES:
  United States and Canada.................  $1,916,096    $1,919,587    $1,952,156
  Europe...................................     458,627       358,382       219,526
  Other regions............................      64,617        85,738        54,092
                                             ----------    ----------    ----------
                                             $2,439,340    $2,363,707    $2,225,774
                                             ==========    ==========    ==========

                                                            MARCH 29,     MARCH 30,
                                                               2003          2002
                                                            ---------     ---------
LONG-LIVED ASSETS:
  United States and Canada................................  $  312,467    $  324,278
  Europe..................................................      41,472        18,845
  Other regions...........................................       1,057           713
                                                            ----------    ----------
                                                            $  354,996    $  343,836
                                                            ==========    ==========

18.  LEGAL PROCEEDINGS

     On September 18, 2002, an employee at one of the Company's stores filed a lawsuit against Polo Retail, LLC and the Company in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES the issue of whether the Company's policies violated California law has been scheduled for August 14, 2003, and the motions are expected to be filed in June or July.

     On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleges near identical claims to these in the Federal class action. The class representatives consist of former employees and the plaintiff in the Federal Court action. Defendants in this class action include the Company, Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc., San Francisco Polo, Ltd. as well as a non-Polo corporate defendant and two current managers. As in the Federal action, the complaint seeks an unspecified amount of action and punitive, restitution of monies spent, and declaratory relief. The Company intends to file a motion to stay the state court class action pending resolution of the Federal class action.

     In January 1999, two actions were filed in California naming as defendants more than a dozen United States-based companies that, at the time, sourced apparel garments from Saipan (Commonwealth of the Northern Mariana Islands) and a large number of Saipan-based factories. The actions asserted that the Saipan factories engaged in unlawful practices relating to the recruitment and employment of foreign workers, and that the apparel companies, by virtue of their alleged relationships with the factories, had violated various federal and state laws.

     One action, filed in California Superior Court in San Francisco by a union and three public interest groups, alleged unfair competition and false advertising and equitable relief, unspecified amounts for restitution and disgorgement of profits, interest and an award of attorneys' fees. The second, filed in Federal Court for the Central District of California and subsequently transferred first to the United States District Court for the District of Hawaii and then to the United States District Court in Saipan, was brought on behalf of a purported class consisting of the Saipan factory workers. It alleged claims under the Federal civil RICO statute, Federal peonage and involuntary servitude laws, the Alien Tort Claims Act, and state tort law, and sought equitable relief and unspecified damages, including treble and punitive damages, interest and an award of attorneys' fees.

     Although we were not named as a defendant in these suits, we source products in Saipan, and counsel for the plaintiffs in these actions informed us that we were a potential defendant in these or similar actions. Together with some other potential defendants, we entered into an agreement to settle any claims for nonmaterial consideration.

     As part of the settlement, we were named as a defendant, along with certain other apparel companies, in a State Court action in California styled Union of Needletrades Industrial and Textile Employees, et al. v. Brylane, L.P., et al., in the San Francisco County Superior Court, and in a Federal Court action styled Doe I., et al. v. Brylane, L.P., et al. in the United States District Court for the District of Hawaii, that mirrored portions of the larger State and Federal Court actions but did not include RICO and certain of the other claims alleged in those actions. The California action was subsequently dismissed as part of the settlement, and the Federal Court action was transferred to the United States District Court in Saipan. On April 23, 2003, the Federal Court gave final approval of the settlement and dismissed the claims of the settlement class members against the Company with prejudice.

     On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our famous trademarks. This lawsuit continues to proceed as both sides are awaiting the court's decision on various motions. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

States District Court for the Southern District of New York. This suit, which is effectively a counterclaim by them in connection with the original trademark action, asserts claims related to our actions in connection with our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stem from our contacts with the United States Polo Association's and Jordache's retailers in which we informed these retailers of our position in the original trademark action. The United States Polo Association and Jordache seek $50.0 million in compensatory damages and $50.0 million in punitive damages from us. This new suit has been consolidated with the original trademark action for purposes of discovery and trial. We believe that the United States Polo Association's and Jordache's claims are substantially without merit and intend to pursue our claims and defend against those of the United States Polo Association and Jordache vigorously.

     See Note 20 for update of Jones matter described in "Licensing Commitments" within Note 13.

     We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in aggregate have a material adverse effect on our financial condition or results of operations.

19.  QUARTERLY INFORMATION (UNAUDITED)

     The following is a summary of certain unaudited quarterly financial information for fiscal 2003 and 2002 (Dollars in thousands). See Note 1 "Consolidation of European Entities -- Change in Reporting Period":

                                         JUNE 29,   SEPT. 28,   DEC. 28,   MARCH 29,
FISCAL 2003                                2002       2002        2002       2003
-----------                              --------   ---------   --------   ---------
Net revenues...........................  $467,000   $640,839    $639,170   $692,331
Gross profit...........................   232,604    321,266     307,910    345,821
Net income.............................     6,460     51,744      42,812     73,219
Net income per share --
  Basic................................  $   0.07   $   0.53    $   0.44   $   0.74
  Diluted..............................      0.07       0.52        0.43       0.74
Shares outstanding -- Basic............    98,161     98,301      98,412     98,450
Shares outstanding -- Diluted..........    99,333     99,319      99,311     99,343

                                         JUNE 30,   SEPT. 29,   DEC. 29,   MARCH 30,
FISCAL 2002                                2001       2001        2001       2002
-----------                              --------   ---------   --------   ---------
Net revenues...........................  $517,829   $595,695    $617,095   $633,088
Gross profit...........................   262,361    285,640     287,009    311,793
Net income.............................    31,051     47,810      45,614     48,025
Net income per share --
  Basic................................  $   0.32   $   0.49    $   0.47   $   0.49
  Diluted..............................      0.32       0.49        0.46       0.48
Shares outstanding -- Basic............    97,109     97,437      97,506     97,814
Shares outstanding -- Diluted..........    98,493     98,483      98,504     99,146

                 POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

20.  SUBSEQUENT EVENTS

     On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging among other things that we breached our agreements with Jones with respect to the "Lauren" trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov's employment agreement with Jones. Jones has indicated that it will treat the Lauren license agreements as terminated as of December 31, 2003. Jones is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov's agreement. If Jones' lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition; however, we believe that the lawsuit is without merit and that we will prevail. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking among other things an injunction and a declaratory judgment that the Lauren license agreements terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The Company is preparing to begin production and marketing of the Lauren and Ralph lines with shipments beginning in January 2004.

                         POLO RALPH LAUREN CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       CHARGE TO
                                          BALANCE AT     COSTS      CHARGE                  BALANCE
                                          BEGINNING       AND      TO OTHER                AT END OF
DESCRIPTION                                OF YEAR     EXPENSES    ACCOUNTS   DEDUCTIONS     YEAR
-----------                               ----------   ---------   --------   ----------   ---------
YEAR ENDED MARCH 29, 2003
Allowance for doubtful accounts.........   $ 5,091      $ 1,760       $0       $   457(a)   $ 6,394
Allowance for sales discounts...........     8,084       35,732        0        32,579       11,237
                                           -------      -------       --       -------      -------
                                           $13,175      $37,492       $--      $33,036      $17,631
                                           =======      =======       ==       =======      =======
YEAR ENDED MARCH 30, 2002
Allowance for doubtful accounts.........   $ 4,667      $ 2,920       $0       $ 2,496(a)   $ 5,091
Allowance for sales discounts...........     7,423       29,606        0        28,945        8,084
                                           -------      -------       --       -------      -------
                                           $12,090      $32,526       $--      $31,441      $13,175
                                           =======      =======       ==       =======      =======
YEAR ENDED MARCH 31, 2001
Allowance for doubtful accounts.........   $ 9,760      $   547       $0       $ 5,640(a)   $ 4,667
Allowance for sales discounts...........     6,871       35,521        0        34,969        7,423
                                           -------      -------       --       -------      -------
                                           $16,631      $36,068       $--      $40,609      $12,090
                                           =======      =======       ==       =======      =======

---------------

(a) Accounts written-off as uncollectible.