Form 10-Q
period 2003-06-28
POLO RALPH LAUREN CORP
filed 2003-08-12
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13057

Polo Ralph Lauren Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-2622036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue,
New York, New York (Address of principal executive offices)	10022 (Zip Code)

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

      At August 8, 2003 49,212,342 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding and 10,570,979 shares of the registrant’s Class C Common Stock, $.01 par value were outstanding.

POLO RALPH LAUREN CORPORATION

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 28,	March 29,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$287,473	$343,606
Accounts receivable, net of allowances of $19,210 and $17,631	249,997	375,823
Inventories, net	430,101	363,771
Deferred tax assets	20,493	15,735
Prepaid expenses and other	84,174	63,615

Total current assets	1,072,238	1,162,550
Property and equipment, net	352,233	354,996
Deferred tax assets	54,386	54,386
Goodwill	330,540	315,559
Intangibles, net	11,070	11,400
Other assets	152,957	139,931

Total assets	$1,973,424	$2,038,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term bank borrowings	$50,093	$100,943
Accounts payable	188,222	181,392
Income tax payable	38,015	55,501
Accrued expenses and other	147,491	162,511

Total current liabilities	423,821	500,347
Long-term debt	265,069	248,494
Other noncurrent liabilities	65,627	81,214
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common Stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 49,181,708 and 48,977,119 shares issued	496	489
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Class C, par value $.01 per share; 70,000,000 shares authorized; 10,570,979 shares issued and outstanding	106	106
Additional paid-in-capital	521,502	504,700
Retained earnings	776,468	776,359
Treasury Stock, Class A, at cost (4,116,520 and 4,105,932 shares)	(78,169)	(77,928)
Accumulated other comprehensive income	16,444	10,787
Unearned compensation	(18,373)	(6,179)

Total stockholders’ equity	1,218,907	1,208,767

Total liabilities & stockholders’ equity	$1,973,424	$2,038,822

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended

	June 28,	June 29,
	2003	2002

Net sales	$416,089	$413,866
Licensing revenue	61,642	53,134

Net revenues	477,731	467,000
Cost of goods sold	228,979	234,396

Gross profit	248,752	232,604
Selling, general and administrative expenses	243,226	214,916

Income from operations	5,526	17,688
Foreign currency (gains) losses	(2,299)	3,531
Interest expense	3,863	5,335
Interest income	(945)	(1,351)

Income before provision for income taxes and other (income) expense, net	4,907	10,173
Provision for income taxes	1,791	3,713
Other (income) expense, net	(1,939)	—

Net income	$5,055	$6,460

Net income per share — Basic	$0.05	$0.07

Net income per share — Diluted	$0.05	$0.07

Weighted average common shares outstanding — Basic	98,377,228	98,161,220

Weighted average common shares outstanding — Diluted	99,544,131	99,333,199

Dividends declared per share	$0.05	—

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	June 28,	June 29,
	2003	2002

Cash flows from operating activities
Net income	$5,055	$6,460
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(4,817)	3,384
Depreciation and amortization	21,442	18,462
Provision for losses on accounts receivable	630	446
Changes in deferred liabilities	(18,051)	(12,871)
Foreign currency losses	—	3,531
Other	14,397	(11,202)
Changes in assets and liabilities:
Accounts receivable	131,480	152,138
Inventories	(65,659)	(20,251)
Prepaid expenses and other	(18,281)	(7,116)
Other assets	(1,097)	(146)
Accounts payable	3,194	(22,726)
Income taxes (receivable) payable	(17,024)	5,789
Accrued expenses and other	(39,466)	12,402

Net cash provided by operating activities	11,803	128,300

Cash flows from investing activities
Acquisition, net of cash acquired	(4,479)	—
Purchases of property and equipment	(13,919)	(12,495)
Equity investments	(5,427)	—
Disposal of property and equipment	409	—
Cash surrender value — officers’ life insurance	—	775

Net cash used in investing activities	(23,416)	(11,720)

Cash flows from financing activities
Repurchases of common stock	(241)	(309)
Proceeds from exercise of stock options	3,538	4,067
(Repayments of) proceeds from short-term bank borrowings	(50,827)	9,314
Repayments of long-term debt	—	(7,746)

Net cash (used in) provided by financing activities	(47,530)	5,326

Effect of exchange rate changes on cash	3,010	4,984

Net (decrease) increase in cash and cash equivalents	(56,133)	126,890
Cash and cash equivalents at beginning of period	343,606	244,733

Cash and cash equivalents at end of period	$287,473	$371,623

Supplemental cash flow information
Cash paid for interest	$3,298	$1,667

Cash paid for income taxes	$17,689	$11,723

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for June 28, 2003 and June 29, 2002 is unaudited)
(In thousands, except share and per share data and where otherwise indicated)

1.     Significant Accounting Policies

Principles of Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries (collectively referred to as the “Company,” “we,” “us,” and “our”).

Financial Reporting

      The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for March 29, 2003 is derived from the audited financial statements which are included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 29, 2003 (“Fiscal 2003”), which should be read in conjunction with these financial statements. Reference is made to such annual report on Form 10-K for a complete set of financial statement notes, including the Company’s significant accounting policies. The results of operations for the three months ended June 28, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending April 3, 2004 (“Fiscal 2004”).

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.

      Results for our 50% interest in the Japanese master license and the 20% equity interest are reported on a one-month lag (See Note 2).

Stock Options

      We use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation cost has been recognized for fixed stock option grants. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the Three-Months Ended

	June 28, 2003	June 29, 2002

Net income as reported	$5,055	$6,460
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	3,528	3,772

Pro forma net income	$1,527	$2,688

Net income per share as reported —
Basic	$0.05	$0.07
Diluted	$0.05	$0.07
Pro forma net income per share —
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 and fiscal 2003, respectively: risk-free interest rates of 2.52% and 3.69%; a dividend yield of $0.20 and $0.00 per annum; expected volatility of 47.2% and expected lives of 5.2 years for all periods.

Reclassifications

      For comparative purposes, certain prior period amounts have been reclassified to conform to the current period’s presentation.

2.     Acquisitions

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $24.1 million. In connection with the acquisition of the Japanese master license, the Company recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at this time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During the three months ended June 28, 2003, the Company incurred an additional $3.5 million of transaction costs and has allocated it to goodwill. The Company’s accounting for the acquisition was based on preliminary valuation information, which is subject to revision. Unaudited pro forma information related to this acquisition is not included, since the impact of this transaction is not material to the consolidated results of the Company.

      Results for the Japanese master license are fully consolidated in the Company’s consolidated statements of operations. For the three months ended June 28, 2003, the Company has recorded minority interest expense of $11 thousand to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net in the consolidated statements of operations.

      In February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For the three months ended June 28, 2003, the Company recorded $1.9 million of equity investment income to reflect the 20% investment. This amount in included in Other (income) expense, net in the consolidated statements of operations.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Results for our 50% interest in the Japanese master license and the 20% equity interest are reported on a one-month lag.

      On October 31, 2001, the Company completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L. During the quarter ended June 28, 2003, an additional payment was made on the first earn-out payment calculation, resulting in an additional increase in goodwill of approximately $1.0 million.

3.     Inventories

      Inventories are valued at the lower of cost (first-in, first-out, “FIFO” method) or market and are summarized as follows:

	June 28,	March 29,
	2003	2003

Raw materials	$5,559	$4,214
Work-in-process	6,442	4,536
Finished goods	418,100	355,021

	$430,101	$363,771

4.     Goodwill and Other Intangible Assets

      The carrying value of goodwill as of June 28, 2003 and March 29, 2003 by operating segment is as follows (dollars in millions):

	Wholesale	Retail	Licensing	Total

Balance at March 29, 2003	$133.7	$69.4	$112.5	$315.6
Purchases	1.0	—	3.5	4.5
Effect of foreign exchange and other adjustments	7.1	3.3	—	10.4

Balance at June 28, 2003	$141.8	$72.7	$116.0	$330.5

      The carrying value of indefinite life intangible assets as of June 28, 2003 was $1.5 million and relates to the Company’s owned trademark. Finite life intangible assets as of June 28, 2003 and March 29, 2003, subject to amortization, are comprised of the following:

	June 28, 2003			March 29, 2003

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.		Estimated
	Amount	Amort.	Net	Amount	Amort.	Net	Lives

Licensed trademarks	$9,900	$330	$9,570	$9,900	$—	$9,900	10 years

      Intangible amortization expense was $0.3 million for the first quarter of Fiscal 2004. The estimated intangible amortization expense for each of the following five years is expected to be approximately $1.0 million per year.

5.     Restructuring

(a) 2003 Restructuring Plan

      During the third quarter of Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. The major initiatives of the plan included the following: consolidation of our headquarters from five cities in three

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

countries to one location; the consolidation of our European logistics operations to Italy; and the migration of all European information systems to a standard global system. In connection with the implementation of this plan, the Company has recorded a $14.4 million restructuring charge during Fiscal 2003 for severance and contract termination costs. The Company expects the remaining consolidation and migration to be completed during Fiscal 2004. The major components of the charge and the activity for the quarter ended June 28, 2003 were as follows:

		Lease and Other
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at March 29, 2003	$8,099	$2,567	$10,666
Fiscal 2004 spending	(802)	—	(802)

Balance at June 28, 2003	$7,297	$2,567	$9,864

      Total severance and termination benefits as a result of this restructuring related to approximately 150 employees. Total cash outlays related to this plan of approximately $4.5 million have been paid through June 28, 2003. It is expected that this plan will be completed, and the remaining liabilities will be paid, in Fiscal 2004.

(b) 2001 Operational Plan

      In connection with the implementation of the 2001 Operational Plan, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of Fiscal 2001. This charge was subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of Fiscal 2001 and a $16.0 million increase in the fourth quarter of Fiscal 2002 for lease termination costs associated with the closure of our retail stores due to market factors that were less favorable than originally estimated. The major component of the charge remaining and the activity through June 28, 2003 is as follows:

Lease and
Contract
Termination
Costs

Balance at March 29, 2003	$5,151
Fiscal 2004 spending	(3,989)

Balance at June 28, 2003	$1,162

      Total severance and termination benefits as a result of the 2001 Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the 2001 Operational Plan are expected to be approximately $40.7 million, $39.5 million of which have been paid through June 28, 2003 and subsequently in July 2003, an additional $0.3 million was settled. We completed the implementation of the 2001 Operational Plan in Fiscal 2002 and expect to settle the remaining liabilities in Fiscal 2004 or in accordance with contract terms.

6.     Financing Agreements

      In November 2002, we terminated both our 1997 bank credit facility and our 1999 senior bank credit facility and entered into a new credit facility. The 1997 bank credit facility provided for a $225.0 million revolving line of credit and was scheduled to mature on December 31, 2002, while the 1999 senior bank credit facility consisted of a $20.0 million revolving line of credit and an $80.0 million term loan, both of which were scheduled to mature on June 30, 2003. The new credit facility is with a syndicate of banks and consists of a

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$300.0 million revolving line of credit, subject to increase to $375.0 million, and is available for direct borrowings and the issuance of letters of credit. It will mature on November 18, 2005. As of June 28, 2003, we had $50.0 million outstanding under the new facility, which was subsequently paid on June 30, 2003. Borrowings under this facility bear interest, at our option, at a rate equal to (i) the higher of the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus  1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined) in effect from time to time, as adjusted for the Federal Reserve Boards Eurocurrency Liabilities maximum reserve percentages and a margin based on our then current credit ratings. As of June 28, 2003, the margin was 0.75%. At June 28, 2003, we were contingently liable for $20.9 million in outstanding letters of credit related primarily to commitments for the purchase of inventory.

      Our 2002 bank credit facility requires that we maintain certain financial covenants. As of June 28, 2003, we were in compliance with all financial and non-financial debt covenants.

7.     Financial Instruments

      In June 2002, we entered into a cross currency rate swap, which was scheduled to terminate in November 2006. The cross currency rate swap was being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations in both principal and interest payments resulting from Euro debt, and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap had been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness was measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt.

      In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap that terminates in November 2006. The interest rate swap was being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into Euro 105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap had been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimis for the three months ended June 28, 2003. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in a foreign subsidiary. As a result, changes in the fair value of the Euro debt resulting from changes in the Eurodollar rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges.

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory and royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or the royalty expense incurred, as applicable. At June 23, 2003, we had foreign exchange contracts outstanding as follows: (i) to deliver 66.4 million Eurodollars in exchange for $71.0 million through Fiscal 2004 and (ii) to deliver 8,276 million Japanese Yen in exchange for $72.6 million through Fiscal 2008. At June 28, 2003, the fair value of these contracts resulted in an unrealized loss of $4.4 million and an unrealized loss of $1.2 million, respectively.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Comprehensive Income

      For the three months ended June 28, 2003 and June 29, 2002, comprehensive income was as follows:

	Three Months Ended

	June 28,	June 29,
	2003	2002

Net Income	$5,055	$6,460
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	20,394	18,410
Unrealized losses on cash flow and foreign currency hedges, net	(14,737)	(20,805)

Comprehensive Income	$10,712	$4,065

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, net, was a benefit of $6.1 million and $1.4 million in the three months ended June 28, 2003 and June 29, 2002, respectively.

9.     Stock Incentive Plans

      In June 2003, 100,000 restricted stock units were granted under our Stock Incentive Plan. An additional 100,000 restricted stock units will be granted on each anniversary of the first grant date during the term pursuant to an employment agreement with an initial term ending on the last day of Fiscal 2008. These units vest on the fifth anniversary of the grant date and will be payable solely in shares of common stock following termination of employment. The vesting of all then outstanding and unvested units will be accelerated if termination of employment occurs after the last day of Fiscal 2008, except in the case of termination by the Company for cause. The unearned compensation in respect of the grant made during the initial term is being amortized over the period ending on that date.

10.     Commitments & Contingencies

Declaration of Dividend

      On May 20, 2003 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren common stock. The dividend was payable to shareholders of record at the close of business on June 27, 2003 and was paid on July 11, 2003. In connection with this dividend approximately $4.9 million was recorded as a reduction to retained earnings during the quarter ended June 28, 2003.

Legal Matters

      The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company’s results of operations or financial position (see Note 11).

11.     Legal Proceedings

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”), to meet the minimum sales volumes for the year ended December 31, 2002, under the license agreements for the sale of products under the “Ralph” trademark between the Company and Jones dated May 11, 1998, these license agreements will terminate as of December 31, 2003. The Company has advised Jones that the termination of these licenses will automatically result in the termination of the licenses between it and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement, between the

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company and Jones dated May 11, 1998. The Lauren license agreements would otherwise expire on December 31, 2006. Jones has reported that net sales of Lauren and Ralph products for the year ended December 31, 2002 were $548.0 million and $37.0 million, respectively.

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that the Company breached its agreements with Jones with respect to the “Lauren” trademark by asserting its rights pursuant to the Cross Default and Term Extension Agreement and that the Company induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it will treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, the Company filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements will terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits have been consolidated. On July 3, 2003, the Company filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. In July 2003 Jones filed a motion for summary judgment in the action filed by Polo. Oral argument on these motions has been scheduled for September 30, 2003. If Jones’ lawsuit were to be determined adversely to the Company, it could have a material adverse effect on the Company’s results of operations and financial condition; however, the Company believes that the lawsuit is without merit and that the Company will prevail.

      On September 18, 2002, an employee at one of the Company’s stores, Toni Young, filed a lawsuit against Polo Retail, LLC and the Company in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of retail employees who were allegedly injured by being required to purchase and wear Polo Ralph Lauren merchandise as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. A second putative class action, Esteen v. Polo Retail, LLC was filed in the San Francisco County Superior Court on April 14, 2003. This state court action alleges virtually identical claims, to those in the Federal action, and Ms. Young is one of the purported class representatives. The state action has been stayed pending resolution of the Federal action. The Company has moved for partial summary judgement on the issue of whether the Company’s policies violated California law, and a hearing on our motion has been scheduled for August 14, 2003.

12.     Segment Reporting

      The Company operates in three business segments: wholesale, retail and licensing. Our reportable segments are individual business units that either offer different products and services or are managed separately, as each segment requires different strategic initiatives, promotional campaigns, marketing and advertising, based upon its own individual positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our net revenues and income from operations for the three months ended June 28, 2003 and June 29, 2002 for each segment were as follows:

	Three Months Ended

	June 28,	June 29,
	2003	2002

Net revenues:
Wholesale	$161,625	$186,728
Retail	254,464	227,138
Licensing	61,642	53,134

	$477,731	$467,000

Income (Loss) from operations:
Wholesale	$(31,049)	$(21,930)
Retail	11,246	15,870
Licensing	25,329	23,748

	$5,526	$17,688

      Our net revenues for the three months ended June 28, 2003 and June 29, 2002 by geographic location were as follows:

	Three Months Ended

	June 28,	June 29,
	2003	2002

Net revenues:
United States and Canada	$386,914	$381,365
Europe	61,174	69,962
Other Regions	29,643	15,673

	$477,731	$467,000

POLO RALPH LAUREN CORPORATION

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis is a summary and should be read together with our Consolidated Financial Statements and related notes thereto which are included herein. We utilize a 52-53 week Fiscal year ending on the Saturday nearest March 31. Fiscal 2004 will end on April 3, 2004 (“Fiscal 2004”) and reflects a 53 week period. Fiscal 2003 ended March 29, 2003 (“Fiscal 2003”) and reflects a 52 week period.

      Certain statements in this Form 10-Q and in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with a general economic downturn and other events leading to a reduction in discretionary consumer spending; risks associated with implementing our plans to enhance our worldwide luxury retail business, inventory management program and operating efficiency initiatives; risks associated with our start-up of the Lauren Line; risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in global economic or political conditions; risks associated with our dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with our dependence on our licensing partners for a substantial portion of our net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with financial distress of licensees, including the impact on our net income and business of one or more licensees’ reorganization; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which we operate, including our ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and our ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to our ability to implement our growth strategies; risks associated with our entry into new markets either through internal development activities or through acquisitions; risks associated with the possible adverse impact of our unaffiliated manufacturers’ inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations or sourcing and the possible adverse impact of changes in import restrictions; risks related to our ability to establish and protect our trademarks and other proprietary rights; risks related to fluctuations in foreign currency affecting our foreign subsidiaries’ and foreign licensees’ results of operations and the relative prices at which we and our foreign competitors sell products in the same market and our operating and manufacturing costs outside of the United States; and risks associated with our control by Lauren family members and the anti-takeover effect of multiple classes of stock. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”), to meet the minimum sales volumes for the year ended December 31, 2002, under the license agreements for the sale of products under the “Ralph” trademark between us and Jones dated May 11, 1998, these license agreements will terminate as of December 31, 2003. We have advised Jones that the termination of these licenses will automatically result in the termination of the licenses between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement, between the Company and Jones dated May 11, 1998. The Lauren license agreements would otherwise expire on December 31, 2006. Jones has reported that net sales of Lauren and Ralph products for the year ended December 31, 2002 were $548.0 million and $37.0 million, respectively.

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we breached our agreements with Jones with respect to the “Lauren” trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it will treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements will terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits have been consolidated. On July 3, 2003, Polo filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. In July 2003, Jones filed a motion for summary judgment in the action filed by Polo. Oral argument on these motions has been scheduled for September 30, 2003. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition; however, the Company believes that the lawsuit is without merit and that we will prevail.

      The royalties that we received pursuant to the “Lauren” license agreements and “Ralph” license agreements represented revenues in Fiscal 2003 of approximately $37.4 million and $5.3 million, respectively. We will no longer receive these royalties after the third quarter of Fiscal 2004, as a result of the termination of the Lauren and Ralph license agreements on December 31, 2003. The Company has begun production and marketing of the Lauren line, with shipments beginning in January 2004. Although we expect that the loss of the Lauren and Ralph royalties from Jones and the start-up expenses associated with the Lauren line will exceed the anticipated revenues from our sales of Lauren products in the fourth quarter in Fiscal 2004, we expect that the income from our sales of Lauren products will at least replace the royalty income previously attributable to the Lauren and Ralph license agreements for Fiscal 2005. In total, royalties received from Jones, including royalties from the “Polo Jeans” license agreements, accounted for 27.2% of our aggregate licensing revenue for Fiscal 2003. The “Polo Jeans” license agreement was not covered under the terms of the Cross Default and Term Extension agreement and continues in effect.

      In June 2003, one of our licensing partners, The West Point Stevens, Inc. (“WPS”), filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. WPS produces bedding and bath product in our home product collection, and royalties paid by WPS accounted for 15.9% of our licensing revenues in Fiscal 2003. As of June 2003, we had approximately $5.5 million in outstanding receivables with WPS. The Company anticipates that the outstanding receivables will be collected, but no assurance can be given that WPS’s bankruptcy will not affect our license arrangement.

Recent Acquisitions

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $24.1 million. In connection with the acquisition of the Japanese master license, the Company recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at this time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During the three months ended June 28, 2003, the Company incurred an additional $3.5 million of transaction costs and has allocated it to goodwill. The Company’s accounting for the acquisition was based on preliminary valuation information, which is subject to revision. Unaudited pro forma information related to this acquisition is not included, since the impact of this transaction is not material to the consolidated results of the Company.

      Results for the Japanese master license are fully consolidated in the Company’s consolidated statements of operations. For the three months ended June 28, 2003, the Company has recorded minority interest expense of $11 thousand to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net, in the consolidated statements of operations.

      In February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For the three months ended June 28, 2003, the Company recorded $1.9 million of equity investment income to reflect the 20% investment. This amount in included in Other (income) expense, net in the consolidated statements of operations.

      Results for our 50% interest in the Japanese master license and the 20% equity interest are reported on a one-month lag.

      On October 31, 2001, the Company completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L. During the quarter ended June 28, 2003, an additional payment was made on the first earn-out payment calculation, resulting in an additional increase in goodwill of approximately $1.0 million.

Results of Operations

      We operate in three integrated business operation segments: wholesale, retail and licensing. The following table below sets forth the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended June 28, 2003 and June 29, 2002:

	June 28,	June 29,
	2003	2002

Net sales	87.1%	88.6%
Licensing revenue	12.9	11.4

Net revenues	100.0	100.0

Gross profit	52.1	49.8
Selling, general and administrative expenses	50.9	46.0

Income from operations	1.2	3.8
Foreign currency (gains) losses	(0.5)	0.8
Interest expense	0.8	1.1
Interest income	(0.2)	(0.3)

Income before provision for income taxes and other (income) expense, net	1.1	2.2
Provision for income taxes	0.4	0.8
Other (income) expense, net	(0.4)	—

Net income	1.1%	1.4%

Three Months Ended June 28, 2003 Compared to Three Months Ended June 29, 2002

      Net Sales. Net sales for the three months ended June 28, 2003 were $416.1 million, an increase of $2.2 million, or 0.5%, over net sales for the three months ended June 29, 2002.

      Wholesale net sales decreased $25.1 million, or 13.4%, to $161.6 million, for the three months ended June 28, 2003 from $186.7 million for the three months ended June 29, 2002. This decrease was primarily driven by the elimination of the women’s Ralph Lauren Sport line, which accounted for net sales of approximately $11.4 million in the prior year’s comparative period, as well as decreases in the European wholesale business of $11.5 million despite a 37% favorable impact due to a stronger Eurodollar rate in the current period. Decreases in the European wholesale business were primarily due to the worsening economic conditions in Europe.

      Retail net sales increased $27.4 million, or 12.1%, to $254.5 million for the three months ended June 28, 2003 from $227.1 for the three months ended June 29, 2002. This increase was primarily driven by the $9.5 million, or 13.8%, increase in comparable full-price stores and $8.8 million, or 5.8%, increase in comparable outlet store sales. Comparable store sales information includes both Polo Ralph Lauren stores and Club Monaco stores and also reflects the favorable impact of a stronger Euro and Canadian dollar. Also impacting the increase is worldwide store expansion. During the three months ended June 28, 2003, the Company added six stores, ending the period with 261 stores as compared to 237 stores in the prior year. Included in these additions were four Polo Ralph Lauren stores and two Club Monaco stores.

      Licensing Revenue. Licensing revenue increased $8.5 million, or 16.0%, to $61.6 million for the three months ended June 28, 2003, from $53.1 million for the three months ended June 29, 2002. This increase is primarily driven by the consolidation of revenues of $5.2 million from the Japanese master license, in which we purchased a 50% controlling interest in February 2003 (see Note 2 to our consolidated financial statements), as well as increased revenues from two product licensing partners of approximately $1.2 million and $0.9 million, respectively.

      Gross Profit. Gross profit dollars increased $16.1 million, or 6.9%, for the three months ended June 28, 2003 over the three months ended June 29, 2002. Gross profits as a percent of net sales increased to 52.1% from 49.8%, respectively, which reflects increased licensing revenues, a change in business mix, with retail sales representing over 50% of revenues in the three months ended June 28, 2003 and improved merchandise margins in our retail stores offset by decreases in gross margins in our European wholesale business.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $28.3 million, or 13.2%, to $243.2 million for the three months ended June 28, 2003 from $214.9 million for the three months ended June 29, 2002. These expenses as a percent of net sales increased to 50.9% from 46.0%, respectively. The increase in SG&A was primarily driven by higher selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion as well as costs associated with the consolidation of the European wholesale and retail businesses and the consolidation of expenses of the Japanese master license. Additionally, we recorded a $1.2 million charge for the lease loss related to the relocation of the Club Monaco headquarters office within Toronto.

      Foreign Currency (Gains) Losses. The effect of foreign currency resulted in a gain of $2.3 million for the three months ended June 28, 2003, compared to a $3.5 million loss for the three months ended June 29, 2002. For the current period, these gains primarily related to transaction gains on royalty payments received resulting from increases in the Eurodollar rate. In the prior period, these losses primarily related to transaction losses on the unhedged portion of our Euro debt which resulted from increases in the Eurodollar rate until we entered into the cross currency swap in June 2002.

      Interest Expense. Interest expense decreased to $3.9 million in the three months ended June 28, 2003 from $5.3 million for the three months ended June 29, 2002. This decrease was due to lower levels of borrowings and the repayment of approximately $50.8 million of short-term borrowings during the period, as well as decreased interest rates as a result of the June 2002 cross currency swap and the May 2003 interest rate swap. In addition, we repurchased Euro 8.3 million of our outstanding Euro debt during the three months ended June 29, 2002.

      Interest Income. Interest income decreased to $0.9 million in the three months ended June 28, 2003 from $1.4 for the three months ended June 29, 2002. This decrease was due to lower levels of cash due to acquisitions and repayments of debt over the last 12 months combined with lower interest rates.

      Provision for Income Taxes. The effective tax rate was 36.5% for the three months ended June 28, 2003 and June 29, 2002.

      Other (Income) Expense, Net. Other (income) expense, net increased $1.9 million for the three months ended June 28, 2003, from $0 for the three months ended June 29, 2002. This reflects $1.9 million of income related to the 20% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan which was acquired in February 2003, net of minority interest expense associated with our Japanese master license.

      Net Income. Net income decreased for three months ended June 28, 2003 to $5.1 million from $6.5 million for the three months ended June 29, 2002, or 1.1% and 1.4% of net revenues, respectively.

Liquidity and Capital Resources

      Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected sales increases, construction and renovation of shop-within-shops, investment in the technological upgrading of our distribution centers and information systems, expenditures related to retail store expansion, acquisitions and other corporate activities, including financing the start-up costs of bringing the “Lauren” and “Ralph” lines in house. Sources of liquidity to fund ongoing and future cash requirements include cash flows from operations, cash and cash equivalents, credit facilities and other borrowings.

      As of June 28, 2003, we had $287.5 million in cash and cash equivalents and $315.2 million of debt outstanding compared to $371.6 million and $350.4 million of cash and cash equivalents and debt outstanding, respectively, at June 29, 2002. This represents an increase in our debt net of cash position of $49.0 million, which is primarily attributable to the factors discussed below. In the past year, we have acquired a 50% interest in the Japanese master license, a 20% equity interest in the company which holds that sublicense for the Polo Ralph Lauren men’s, women’s and jeans business in Japan and several retail locations from certain of our licensees in Belgium, Germany and Argentina. Capital expenditures were $13.9 million for the three months ended June 28, 2003, compared to $12.5 million for the three months ended June 29, 2002.

      As of June 28, 2003, we had $50.1 million outstanding in short-term bank borrowings, of which $50.0 million was repaid on June 30, 2003. Additionally, we had $265.1 million outstanding in long-term Euro debt, based on the Euro exchange rate at the end of the quarter. We were also contingently liable for $20.9 million in outstanding letters of credit primarily related to commitments for the purchase of inventory.

      Accounts receivable increased to $250.0 million, or 20.0%, at June 28, 2003 compared to $208.3 million at June 29, 2002, primarily due to the timing of shipments. The increase also reflected the increases in the value of the Euro. Improvements were made in our days sales outstanding; however, the incremental effect of these improvements was offset by the additional royalty receivables recorded in the quarter ended June 28, 2003 compared to June 29, 2002.

      Inventories increased $45.2 million, or 11.8%, at the end of the period compared to the prior period. This increase reflects the build up of certain inventory for increased wholesale fall bookings and to support sales trend in our domestic and European retail stores. The increase also reflected the impact of Euro currency fluctuation. These increases were partially offset by improvements in the management of the Company’s supply chain resulting in better forecasting and distribution causing increased average inventory turnover rates for the three months ended June 28, 2003 as compared to the same period in fiscal 2003.

      Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased to $11.8 million during the three-month period ended June 28, 2003 compared to $128.3 million for the three months ended June 29, 2002. This $116.5 million decrease in cash flow was driven primarily by year-over-year changes in accounts receivable, inventories, accounts payable and accrued expenses and other.

      During Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, we had total cash outlays of approximately $0.8 million during the three months ended June 28, 2003. It is expected that the remaining liabilities will be paid throughout fiscal 2004. During Fiscal 2001 we implemented the 2001 Operational Plan and total cash outlays related to this plan were $4.0 million during the three months ended June 28, 2003.

      Net Cash Used in Investing Activities. Net cash used in investing activities was $23.4 million for the three months ended June 28, 2003, as compared to $11.7 million for the three months ended June 29, 2002. For both periods net cash used primarily reflected shop-within-shops and other capital expenditures related to retail expansion and upgrading our systems and facilities. Our anticipated capital expenditures for fiscal 2004 approximate $115.0 million, including $25.0 million associated with the start-up of the Lauren Line. For the three months ended June 28, 2003, net cash used also reflects an additional $3.5 million primarily for additional transaction costs to acquire a 50% interest in the Japanese master license, $5.5 million for an additional 2% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan and $1.0 million for an additional payment on the first earn-out payment calculation in connection with the P.R.L. Fashions of Europe SRL acquisition.

      Net Cash Used in Financing Activities. Net cash used in financing activities was $47.5 million for the three months ended June 28, 2003, compared to net cash provided by financing activities of $5.3 million for the three months ended June 29, 2002. This change is primarily due to the net repayment of short-term borrowings of $50.8 million, offset by the proceeds from the issuance of common stock of $3.5 million for the three months ended June 28, 2003; compared to $7.7 million of Euro debt repurchases, offset by proceeds from short-term bank borrowings of $9.3 million and proceeds from the issuance of common stock of $4.1 million for the three months ended June 29, 2002.

      Our 2002 bank credit facility consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which is available for direct borrowings and the issuance of letters of credit. As of June 28, 2003, we had $50 million outstanding under this facility, which was repaid in its entirety subsequent to June 28, 2003. This facility requires that we maintain certain financial covenants. As of June 28, 2003, the Company was in compliance with all financial and non-financial debt covenants.

      On May 20, 2003, the Board of Directors initiated a dividend program consisting of cash dividends of $0.05 per outstanding share, or $0.20 per outstanding share on an annual basis, on Polo Ralph Lauren common stock by declaring a $0.05 per outstanding share dividend to shareholders of record at the close of business on June 27, 2003 that was paid on July 11, 2003.

      We believe that cash from ongoing operations and funds available under our credit facility will be sufficient to fund our current level of operations, capital requirements, the stock repurchase program, cash dividends and other corporate activities for the next twelve months.

      Derivative Instruments. In June 2002, we entered into a cross currency rate swap, which was scheduled to terminate in November 2006. The cross currency rate swap was being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations on both principal and interest payments resulting from Euro debt, and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap had been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness was measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt.

      In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap that terminates in November 2006. The interest rate swap was being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into Euro 105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap had been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimis for the three months ended June 28, 2003. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in a foreign subsidiary. As a result, changes in the fair value of the Euro debt resulting from changes in the Eurodollar rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges.

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory and royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or the royalty expense incurred, as applicable. At June 28, 2003, we had foreign exchange contracts outstanding as follows: (i) to deliver 66.4 million Eurodollars in exchange for $71.0 million through Fiscal 2004 and (ii) to deliver 8,276 million Japanese Yen in exchange for $72.6 million through Fiscal 2008. At June 28, 2003, the fair value of these contracts resulted in an unrealized loss of $4.4 million and an unrealized loss of $1.2 million, respectively.

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

      Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations, and require management’s most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies pertain to revenue recognition, accounts receivable, inventories, goodwill, other intangibles and long-lived assets. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. The Company is not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect its financial condition or results of operations.

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

      During the three months ended June 28, 2003, there were significant fluctuations in the value of the Euro to U.S. dollar exchange rate. In June 2002, we entered into a cross currency rate swap to minimize the impact of foreign exchange fluctuations on the long-term Euro debt and the impact of fluctuations in the interest rate on the fair value of the long-term Euro debt. In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate.

      Since March 29, 2003, other than disclosed above, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”), to meet the minimum sales volumes for the year ended December 31, 2002, under the license agreements for the sale of products under the “Ralph” trademark between us and Jones dated May 11, 1998, these license agreements will terminate as of December 31, 2003. We have advised Jones that the termination of these licenses will automatically result in the termination of the licenses between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement, between us and Jones dated May 11, 1998. The Lauren license agreements would otherwise expire on December 31, 2006. Jones has reported that net sales of Lauren and Ralph products for the year ended December 31, 2002 were $548.0 million and $37.0 million, respectively.

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we breached our agreements with Jones with respect to the “Lauren” trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones has stated that it will treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements will terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits have been consolidated. On July 3, 2003, Polo filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. In July 2003, Jones filed a motion for summary judgment in the action filed by Polo. Oral argument on these motions has been scheduled for September 30, 2003. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition; however, we believe that the lawsuit is without merit and that we will prevail.

      On September 18, 2002, an employee at one of the Company’s stores, Toni Young, filed a lawsuit against Polo Retail, LLC and the Company in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of retail employees who were allegedly injured by being required to purchase and wear Polo Ralph Lauren merchandise as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. A second putative class action, Esteen v. Polo Retail, LLC was filed in the San Francisco County Superior Court on April 14, 2003. This state court action alleges virtually identical claims, to those in the Federal action, and Ms. Young is one of the purported class representatives. The state action has been stayed pending resolution of the Federal action. We have moved for partial summary judgement on the issue of whether the Company’s policies violated California law, and a hearing on our motion has been scheduled for August 14, 2003.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Ralph Lauren dated as of June 17, 2003.

99.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Gerald M. Chaney Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      The certificates listed as Exhibits 99.1 and 99.2 are being furnished pursuant to interim guidance issued by the Securities and Exchange Commission in Release No. 33-8212 and shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of such section, nor shall such certificates be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of the general incorporation language of such filings, except as shall be expressly set forth by specific reference in such filing.

      (b) Reports on Form 8-K —

      (i) Report on Form 8-K dated May 21, 2003 reporting the release of the issuer’s results of operations for its fiscal quarter and year ended March 29, 2003 and attaching a copy of the press release reporting such results. The information contained in this Form 8-K, including the accompanying exhibit, was furnished under Item 12 and shall not be deemed to be “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of such section, nor shall such information be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of the general incorporation language of such filing, except as shall be expressly set forth by specific reference in such filing.

      (ii) Report on Form 8-K dated June 5, 2003 reporting the filing of the lawsuits between the issuer and Jones Apparel Group, Inc. described in Item 1 of Part II of this report.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLO RALPH LAUREN CORPORATION

By: /s/ GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: August 12, 2003

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

Date: August 12, 2003

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

Date: August 12, 2003