Form 10-Q
period 2003-09-27
POLO RALPH LAUREN CORP
filed 2003-11-12
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003

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

      At November 7, 2003 49,584,129 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding and 10,570,979 shares of the registrant’s Class C Common Stock, $.01 par value were outstanding.

POLO RALPH LAUREN CORPORATION

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 27,	March 29,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$210,637	$343,606
Accounts receivable, net of allowances of $16,728 and $17,631	371,591	375,823
Inventories, net	400,736	363,771
Deferred tax assets	23,430	15,735
Prepaid expenses and other	106,114	63,615

Total current assets	1,112,508	1,162,550
Property and equipment, net	357,924	354,996
Deferred tax assets	54,386	54,386
Goodwill	329,003	315,559
Intangibles, net	10,823	11,400
Other assets	171,180	139,931

Total assets	$2,035,824	$2,038,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term bank borrowings	$—	$100,943
Accounts payable	162,869	181,392
Income tax payable	58,619	55,501
Accrued expenses and other	208,958	162,511

Total current liabilities	430,446	500,347
Long-term debt	264,025	248,494
Other noncurrent liabilities	69,968	81,214
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common Stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 49,561,371 and 48,977,119 shares issued	501	489
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Class C, par value $.01 per share; 70,000,000 shares authorized; 10,570,979 shares issued and outstanding	106	106
Additional paid-in-capital	530,652	504,700
Retained earnings	825,514	776,359
Treasury Stock, Class A, at cost (4,137,820 and 4,105,932 shares)	(78,737)	(77,928)
Accumulated other comprehensive income	10,194	10,787
Unearned compensation	(17,278)	(6,179)

Total stockholders’ equity	1,271,385	1,208,767

Total liabilities & stockholders’ equity	$2,035,824	$2,038,822

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	$633,241	$574,554	$1,049,330	$988,420
Licensing revenue	74,536	66,285	136,178	119,419

Net revenues	707,777	640,839	1,185,508	1,107,839
Cost of goods sold	357,211	319,573	586,190	553,969

Gross profit	350,566	321,266	599,318	553,870
Selling, general and administrative expenses	267,613	236,618	510,839	451,534

Income from operations	82,953	84,648	88,479	102,336
Foreign currency (gains) losses	(1,784)	220	(4,083)	3,752
Interest expense	2,890	4,383	6,752	9,764
Interest income	(694)	(1,441)	(1,638)	(2,838)

Income before provision for income taxes and other (income) expense, net	82,541	81,486	87,448	91,658
Provision for income taxes	30,128	29,742	31,919	33,454
Other (income) expense, net	(1,597)	—	(3,536)	—

Net income	$54,010	$51,744	$59,065	$58,204

Net income per share — Basic	$0.55	$0.53	$0.60	$0.59

Net income per share — Diluted	$0.54	$0.52	$0.59	$0.59

Weighted average common shares outstanding — Basic	98,703,840	98,301,441	98,540,534	98,230,188

Weighted average common shares outstanding — Diluted	100,781,395	99,319,019	100,051,606	99,440,497

Dividends declared per share	$0.05	$—	$0.10	$—

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	September 27,	September 28,
	2003	2002

Cash flows from operating activities
Net income	$59,065	$58,204
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(3,568)	(7,128)
Depreciation and amortization	40,501	36,446
Provision for losses on accounts receivable	648	1,210
Changes in deferred liabilities	(16,707)	1,256
Foreign currency (gains) losses	(145)	3,752
Other	1,187	(15,106)
Changes in assets and liabilities:
Accounts receivable	7,947	73,435
Inventories	(31,032)	(39,781)
Prepaid expenses and other	(41,047)	(13,892)
Other assets	(25,777)	(2,026)
Accounts payable	(20,548)	(9,352)
Income taxes payable	4,702	30,741
Accrued expenses and other	34,226	16,338

Net cash provided by operating activities	9,452	134,097

Cash flows from investing activities
Acquisition, net of cash acquired	(4,518)	—
Purchases of property and equipment	(39,526)	(34,508)
Equity investments	(5,427)	—
Disposal of property and equipment	871	—
Cash surrender value — officers’ life insurance	—	1,911

Net cash used in investing activities	(48,600)	(32,597)

Cash flows from financing activities
Payment of dividends	(4,927)	—
Repurchases of common stock	(809)	(309)
Proceeds from exercise of stock options	11,625	5,644
(Repayments of) proceeds from short-term bank borrowings	(100,943)	6,307
Repayments of long-term debt	—	(7,746)

Net cash (used in) provided by financing activities	(95,054)	3,896

Effect of exchange rate changes on cash and cash equivalents and net investment in foreign subsidiaries	1,233	5,346

Net (decrease) increase in cash and cash equivalents	(132,969)	110,742
Cash and cash equivalents at beginning of period	343,606	244,733

Cash and cash equivalents at end of period	$210,637	$355,475

Supplemental cash flow information
Cash paid for interest	$6,467	$2,789

Cash paid for income taxes	$20,454	$14,681

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for September 27, 2003 and September 28, 2002 is unaudited)
(In thousands, except share and per share data and where otherwise indicated)

1.     Significant Accounting Policies

Principles of Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries (collectively referred to as the “Company,” “we,” “us,” and “our”, unless the content requires otherwise.

Financial Reporting

      The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for March 29, 2003 is derived from the audited financial statements which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 29, 2003 (“Fiscal 2003”), which should be read in conjunction with these financial statements. Reference is made to such annual report on Form 10-K for a complete set of financial statement notes, including our significant accounting policies. The results of operations for the three and six months ended September 27, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending April 3, 2004 (“Fiscal 2004”).

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

Stock Options

      We use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for fixed stock option grants. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the Three-Months Ended		For the Six-Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income as reported	$54,010	$51,744	$59,065	$58,204
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	3,857	4,713	7,385	8,485

Pro forma net income	$50,153	$47,031	$51,680	$49,719

Net income per share as reported —
Basic	$0.55	$0.53	$0.60	$0.59
Diluted	$0.54	$0.52	$0.59	$0.59
Pro forma net income per share —
Basic	$0.51	$0.48	$0.52	$0.51
Diluted	$0.50	$0.47	$0.52	$0.50

      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2004 and Fiscal 2003, respectively: risk-free interest rates of 2.54% and 3.69%; a dividend of $0.20 and $0.00 per annum; expected volatility of 47.2% and expected lives of 5.2 years for all periods.

Reclassifications

      For comparative purposes, certain prior period amounts have been reclassified to conform to the current period’s presentation.

2.     Acquisitions

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $24.1 million. In connection with the acquisition of the Japanese master license, we recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at this time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During the six months ended September 27, 2003, we incurred an additional $3.5 million of transaction costs which have been included in goodwill. Our accounting for the acquisition was based on preliminary valuation information, which is subject to revision.

      100% of the revenues and expenses for the Japanese master license are included in the Company’s consolidated statements of operations. For the three and six months ended September 27, 2003, we has recorded minority interest expense of $0.9 million to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net in the consolidated statements of operations.

      In February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For the three and six months ended September 27, 2003, we recorded $2.5 million and $4.4 million, respectively, of equity investment

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income related to this investment. This amount is included in Other (income) expense, net in the consolidated statements of operations.

      Results for our 50% interest in the Japanese master license and the 20% equity interest are reported on a one-month lag.

      On October 31, 2001, we completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L. During the first quarter ended of Fiscal 2004, an additional payment was made on the first earn-out payment calculation, resulting in an additional increase in goodwill of approximately $1.0 million.

3.     Inventories

      Inventories are valued at the lower of cost (first-in, first-out, “FIFO” method) or market and are summarized as follows:

	September 27,	March 29,
	2003	2003

Raw materials	$5,417	$4,214
Work-in-process	6,184	4,536
Finished goods	389,135	355,021

	$400,736	$363,771

4.     Goodwill and Other Intangible Assets

      As required under SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed our annual impairment test as of the first day of the second quarter of Fiscal 2004. As a result of this test, no impairment was recognized. The carrying value of goodwill as of September 27, 2003 and March 29, 2003 by operating segment is as follows (dollars in millions):

	Wholesale	Retail	Licensing	Total

Balance at March 29, 2003	$133.7	$69.4	$112.5	$315.6
Purchases	1.0	—	3.5	4.5
Effect of foreign exchange and other adjustments	5.7	3.2	—	8.9

Balance at September 27, 2003	$140.4	$72.6	$116.0	$329.0

      The carrying value of indefinite life intangible assets as of September 27, 2003 was $1.5 million and relates to the Company’s owned trademark. Finite life intangible assets as of September 27, 2003 and March 29, 2003, subject to amortization, are comprised of the following:

	September 27, 2003			March 29, 2003

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.		Estimated
	Amount	Amort.	Net	Amount	Amort.	Net	Lives

Licensed trademarks	$9,900	$577	$9,323	$9,900	$—	$9,900	10 years

      Intangible amortization expense was $0.3 million each for the first and second quarters of Fiscal 2004, respectively. The estimated intangible amortization expense for each of the following five years is expected to be approximately $1.0 million per year.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Restructuring

(a) 2003 Restructuring Plan

      During the third quarter of Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. The major initiatives of the plan included the following: consolidation of our headquarters from five cities in three countries to one location; the consolidation of our European logistics operations to Italy; and the migration of all European information systems to a standard global system. In connection with the implementation of this plan, the Company has recorded a $14.4 million restructuring charge during Fiscal 2003 for severance and contract termination costs. We expect the remaining consolidation and migration to be completed during Fiscal 2005. The major components of the charge and the activity for the six months ended September 27, 2003 were as follows:

		Lease and Other
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at March 29, 2003	$8,099	$2,567	$10,666
Fiscal 2004 spending	(2,392)	—	(2,392)

Balance at September 27, 2003	$5,707	$2,567	$8,274

      Total severance and termination benefits as a result of this restructuring related to approximately 150 employees. Total cash outlays related to this plan of approximately $5.8 million have been paid through September 27, 2003. It is expected that this plan will be completed, and the remaining liabilities will be paid, in Fiscal 2005.

(b) 2001 Operational Plan

      In connection with the implementation of the 2001 Operational Plan, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of Fiscal 2001. This charge was subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of Fiscal 2001 and a $16.0 million increase in the fourth quarter of Fiscal 2002 for lease termination costs associated with the closure of our retail stores due to market factors that were less favorable than originally estimated. The major component of the charge remaining and the activity through September 27, 2003 is as follows:

Lease and
Contract
Termination
Costs

Balance at March 29, 2003	$5,151
Fiscal 2004 spending	(4,593)

Balance at September 27, 2003	$558

      Total severance and termination benefits as a result of the 2001 Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the 2001 Operational Plan are expected to be approximately $40.7 million, $40.1 million of which have been paid through September 27, 2003. We completed the implementation of the 2001 Operational Plan in Fiscal 2002 and expect to settle the remaining liabilities in Fiscal 2004 or in accordance with contract terms.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Financing Agreements

      In November 2002, we terminated both our 1997 bank credit facility and our 1999 senior bank credit facility and entered into a new credit facility. The 1997 bank credit facility provided for a $225.0 million revolving line of credit and was scheduled to mature on December 31, 2002, while the 1999 senior bank credit facility consisted of a $20.0 million revolving line of credit and an $80.0 million term loan, both of which were scheduled to mature on June 30, 2003. The new credit facility is with a syndicate of banks and consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, and is available for direct borrowings and the issuance of letters of credit. It will mature on November 18, 2005. As of September 27, 2003, we had no balance outstanding under the new facility. Borrowings under this facility bear interest, at our option, at a rate equal to (i) the higher of the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus  1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined) in effect from time to time, as adjusted for the Federal Reserve Boards Eurocurrency Liabilities maximum reserve percentages and a margin based on our then current credit ratings. As of September 27, 2003, the margin was 0.75%. At September 27, 2003, we were contingently liable for $21.1 million in outstanding letters of credit related primarily to commitments for the purchase of inventory.

      Our 2002 bank credit facility requires that we maintain certain financial covenants. As of September 27, 2003, we were in compliance with all financial and non-financial debt covenants.

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

      In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap that terminates in November 2006. The interest rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into Euro 105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimis for the six months ended September 27, 2003. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, changes in the fair value of the Euro debt resulting from changes in the Eurodollar rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges.

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At September 27, 2003, we had foreign exchange contracts outstanding as follows: (i) to deliver 52.3 million Eurodollars in exchange for $56.0 million through Fiscal 2004 and (ii) to deliver 9,205 million Japanese Yen in exchange for $80.4 million through Fiscal 2008.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 27, 2003, the fair value of these contracts resulted in an unrealized loss, net of taxes of $4.9 million and an unrealized loss, net of taxes of $2.5 million, respectively.

8.     Comprehensive Income

      For the three and six months ended September 27, 2003 and September 28, 2002, comprehensive income was as follows:

	Three Months Ended		Six Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net Income	$54,010	$51,744	$59,065	$58,204
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(4,427)	(6,927)	15,967	9,866
Unrealized losses on cash flow and foreign currency hedges, net	(1,823)	4,993	(16,560)	(14,195)

Comprehensive Income	$47,760	$49,810	$58,472	$53,875

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, net, was a benefit of $3.8 million and $1.1 million in the three months ended September 27, 2003 and September 28, 2002, respectively.

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, net, was a benefit of $9.9 million and $2.5 million in the six months ended September 27, 2003 and September 28, 2002, respectively.

9.     Earnings Per Share

      Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding and is calculated under the treasury stock method. The weighted average number of common shares outstanding used to calculate Basic EPS is reconciled to those shares used in calculating Diluted EPS as follows:

	Three Months Ended		Six Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Basic	98,704	98,301	98,541	98,230
Dilutive effect of stock options, restricted stock and restricted stock units	2,077	1,018	1,511	1,210
Diluted shares	100,781	99,319	100,052	99,440
Antidilutive options	843	7,399	4,543	7,228

      Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted earnings per share.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Stock Incentive Plans

      In June 2003, a grant of 100,000 restricted stock units was made under our Stock Incentive Plan, and an additional 190 restricted stock units were granted in July 2003 in respect of the initial grant in connection with the payment of a quarterly cash dividend on our common stock. An additional 100,000 restricted stock units will be granted on each anniversary of the first grant date pursuant to an employment agreement with an initial term ending on the last day of Fiscal 2008, and additional units (the “dividend units”) will be granted in respect of the then outstanding restricted stock units in connection with each cash dividend paid on our common stock. The additional restricted stock units vest on the fifth anniversary of the grant date (with the dividend units vesting with the underlying restricted stock units in respect of which they are granted) and will be payable solely in shares of common stock following termination of employment. The vesting of all then outstanding and unvested restricted stock units will be accelerated if termination of employment occurs after the last day of Fiscal 2008, except in the case of termination by the Company for cause. The unearned compensation in respect of the grants made during the initial term is being amortized over the period ending on that date.

11.     Commitments & Contingencies

Declaration of Dividend

      On May 20, 2003 the Board of Directors declared a regular quarterly cash dividend of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren common stock. The second quarter dividend was payable to shareholders of record at the close of business on September 26, 2003 and was paid on October 10, 2003. Approximately $9.9 million was recorded as a reduction to retained earnings during the six months ended September 27, 2003 in connection with these dividends.

Legal Matters

      The Company is a party to several pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company’s results of operations or financial position (See Note 12).

12.     Legal Proceedings

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

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that the Company breached its agreements with Jones with respect to the “Lauren” trademark by asserting its rights pursuant to the Cross Default and Term Extension Agreement and that the Company induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it will treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, the Company filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements will

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits have been consolidated. On July 3, 2003, the Company filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003 Jones filed a motion for summary judgment in the action filed by the Company, and on August 12, 2003 the Company filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. If Jones’ lawsuit were to be determined adversely to the Company, it could have a material adverse effect on the Company’s results of operations and financial condition; however, the Company believes that the lawsuit is without merit and that the Company will prevail.

      With respect to the litigations with the United States Polo Association Inc. and Jordache, Ltd. described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2003, all claims and counterclaims have been settled, except for the Company’s claims that the defendants violated the Company’s trademark rights.

      In the putative class action filed by Toni Young against the Company in the United States District Court of San Francisco described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2003 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003, the Court heard the Company’s motions on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained a dress code policy, for a period of time, that violated California law. The Court ordered the parties to conduct limited discovery to that end, to be completed by the end of the year.

      On June 1, 2003 (the “Petition Date”) WestPoint Stevens, inc. and certain of its affiliates (“WestPoint”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As of the Petition Date, WestPoint was liable to the Company for an aggregate amount of no less than $6.0 million pursuant to a Sub-Licensing Agreement dated July 1, 2000. The Company filed proofs of claim against WestPoint on October 3, 2003.

13.     Segment Reporting

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

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our net revenues and income from operations for the three and six months ended September 27, 2003 and September 28, 2002 for each segment were as follows:

	Three Months Ended		Six Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net revenues:
Wholesale	$336,105	$310,715	$497,730	$497,443
Retail	297,136	263,839	551,600	490,977
Licensing	74,536	66,285	136,178	119,419

	$707,777	$640,839	$1,185,508	$1,107,839

Income (Loss) from operations:
Wholesale	$25,459	$35,769	$(5,590)	$13,839
Retail	21,075	13,310	32,321	29,180
Licensing	36,419	35,569	61,748	59,317

	$82,953	$84,648	$88,479	$102,336

      Our net revenues for the three and six months ended September 27, 2003 and September 28, 2002 by geographic location were as follows:

	Three Months Ended		Six Months Ended

	September 27,	September 28,	September 28,	September 29,
	2003	2002	2003	2002

Net revenues:
United States and Canada	$519,744	$477,936	$899,272	$859,301
Europe	156,032	153,999	217,206	223,961
Other Regions	32,001	8,904	69,030	24,577

	$707,777	$640,839	$1,185,508	$1,107,839

14.	Subsequent Events

      In November 2003, we purchased a perpetual license for use of certain trademarks for $7.5 million which will be accounted for as an intangible asset.

POLO RALPH LAUREN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis is a summary and should be read together with our Consolidated Financial Statements and related notes thereto which are included herein. We utilize a 52-53 week Fiscal year ending on the Saturday nearest March 31. Fiscal 2004 will end on April 3, 2004 (“Fiscal 2004”) and reflects a 53 week period. Fiscal 2003 ended March 29, 2003 (“Fiscal 2003”) and reflect a 52 week period.

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

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we breached our agreements with Jones with respect to the “Lauren” trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it will treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements will terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits have been consolidated. On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgment in our action against Jones and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition; however, we believe that the lawsuit is without merit and that we will prevail.

      The royalties that we received pursuant to the “Lauren” license agreements and “Ralph” license agreements represented revenues of approximately $37.4 million and $5.3 million, respectively in Fiscal 2003. We will no longer receive these royalties after the third quarter of Fiscal 2004 as a result of the termination of the Lauren and Ralph license agreements on December 31, 2003. The Company has begun production and marketing of the Lauren line, with shipments beginning in January 2004. Although we expect that the loss of the Lauren and Ralph royalties from Jones and the start up expenses associated with the Lauren line will exceed the anticipated revenues from our sales of Lauren products in the fourth quarter in Fiscal 2004, we expect that the income from our sales of Lauren products will at least replace the royalty income previously attributable to the Lauren and Ralph license agreements for Fiscal 2005. In total, royalties received from Jones, including royalties from the “Polo Jeans” license agreements, accounted for 27.2% of our aggregate licensing revenue for Fiscal 2003. The “Polo Jeans” license agreement was not covered under the terms of the Cross Default and Term Extension agreement and continues in effect.

      In June 2003, one of our licensing partners, The West Point Stevens, Inc. and certain of its affiliates (“West Point”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. West Point produces bedding and bath product in our home collection, and royalties paid by West Point accounted for 15.9% of our licensing revenues in Fiscal 2003. As of September 2003, we had approximately $6.0 million in outstanding pre-petition receivables with West Point. The Company anticipates that the outstanding receivables will be collected, but no assurance can be given that they will be collected or that West Point’s bankruptcy will not adversely affect our license arrangement.

Recent Acquisitions

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $24.1 million. In connection with the acquisition of the Japanese master license, the Company recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at this time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During the six months ended September 27, 2003, the Company incurred an additional $3.5 million of transaction costs and allocated it to goodwill. The Company’s accounting for the acquisition was based on preliminary valuation information, which is subject to revision.

      100% of the revenues and expenses for the Japanese master license are included in the Company’s consolidated statements of operations. For the three and six months ended September 27, 2003, the Company has recorded minority interest expense of $0.9 million to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net, in the consolidated statements of operations.

      In February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For the three and six months ended September 27, 2003, the Company recorded $2.5 million and $4.4 million, respectively, of equity investment income to reflect the 20% investment. This amount in included in Other (income) expense, net in the consolidated statements of operations.

      Results for our 50% interest in the Japanese master license and the 20% equity interest are reported on a one-month lag.

Results of Operations

      We operate in three integrated business operation segments: wholesale, retail and licensing. The following table below sets forth the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three and six months ended September 27, 2003 and September 28, 2002:

	Three Months		Six Months

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	89.5%	89.7%	88.5%	89.2%
Licensing revenue	10.5	10.3	11.5	10.8

Net revenues	100.0	100.0	100.0	100.0

Gross profit	49.5	50.1	50.6	50.0
Selling, general and administrative expenses	37.8	36.9	43.1	40.8

Income from operations	11.7	13.2	7.5	9.2
Foreign currency (gains) losses	(0.3)	—	(0.3)	0.3
Interest expense	0.4	0.7	0.5	0.9
Interest income	(0.1)	(0.2)	(0.1)	(0.3)

Income before provision for income taxes and other (income) expense, net	11.7	12.7	7.4	8.3
Provision for income taxes	4.3	4.6	2.7	3.0
Other (income) expense, net	(0.2)	—	(0.3)	—

Net income	7.6%	8.1%	5.0%	5.3%

Three Months Ended September 27, 2003 Compared to Three Months Ended September 28, 2002

      Net Sales. Net sales for the three months ended September 27, 2003 were $633.2 million, an increase of $58.7 million, or 10.2%, over net sales for the three months ended September 28, 2002.

      Wholesale net sales increased $25.4 million, or 8.2%, to $336.1 million, for the three months ended September 27, 2003 from $310.7 million for the three months ended September 28, 2002. This increase was primarily driven by the men’s wholesale business and the timing and increased amount of fall bookings as compared to the prior year’s comparative period. Offsetting this increase in net sales was approximately $10.0 million of additional allowances to retailers based upon revised estimates due to the extended sell off period for Spring and Summer seasons in the department stores. This increase resulted from later than usual finalization of settlements with the retailers. Decreases in the European wholesale business of approximately $17.7 million on a constant dollar basis, primarily due to the worsening economic conditions, were fully offset by a favorable impact due to a stronger Eurodollar in the current period.

      Retail net sales increased $33.3 million, or 12.6%, to $297.1 million for the three months ended September 27, 2003 from $263.8 million for the three months ended September 28, 2002. This increase was primarily driven by the $10.5 million, or 14.7%, increase in comparable full-price stores and $10.7 million, or 5.8%, increase in comparable outlet store sales. Comparable store sales information includes both Polo Ralph Lauren stores and Club Monaco stores and reflects the favorable impact of a stronger Euro and Canadian dollar. Also impacting the increase is worldwide store expansion. During the three months ended September 27, 2003, the Company added six stores and closed two stores, ending the period with 265 stores as compared to 243 stores in the prior year.

      Licensing Revenue. Licensing revenue increased $8.2 million, or 12.4%, to $74.5 million for the three months ended September 27, 2003, from $66.3 million for the three months ended September 28, 2002. This increase is primarily driven by the incremental effect of the consolidation of $7.2 million of revenues from the Japanese master license, in which we purchased a 50% controlling interest in February 2003 (see “— Recent Acquisitions” above ). Additionally, we received $1.1 million in audit settlements from several licensees.

      Gross Profit. Gross profit dollars increased $29.3 million, or 9.1%, for the three months ended September 27, 2003 over the three months ended September 28, 2002. Gross profits as a percent of net revenues decreased to 49.5% from 50.1%, respectively, which reflects approximately $10.0 million of additional allowances to retailers discussed above and decreases in gross margins in our European wholesale business due to liquidation of inventory. These decreases were partially offset by a change in business mix with retail sales representing 42.0% of revenues in the three months ended September 27, 2003 with improved merchandise margins in our outlet retail stores and Club Monaco retail store business and increased licensing revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $31.0 million, or 13.1%, to $267.6 million for the three months ended September 27, 2003 from $236.6 million for the three months ended September 28, 2002. These expenses as a percent of net revenues increased to 37.8% from 36.9%, respectively. The increase in SG&A was primarily driven by higher selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion as well as production, marketing and start-up expenses associated with the Lauren wholesale business and the consolidation of expenses of the Japanese master license.

      Foreign Currency (Gains) Losses. The effect of foreign currency resulted in a gain of $1.8 million for the three months ended September 27, 2003, compared to a $0.2 million loss for the three months ended September 28, 2002. For the current period, these gains primarily related to transaction gains on unhedged inventory purchases in Europe resulting from increases in the value of the Eurodollar compared to the dollar.

      Interest Expense. Interest expense decreased to $2.9 million in the three months ended September 27, 2003 from $4.4 million for the three months ended September 28, 2002. This decrease was due to lower levels of borrowings and the repayment of approximately $100.0 million of short-term borrowings over the last twelve months, as well as decreased interest rates as a result of the June 2002 cross currency swap and the May 2003 interest rate swap.

      Interest Income. Interest income decreased to $0.7 million in the three months ended September 27, 2003 from $1.4 for the three months ended September 28, 2002. This decrease was due to lower levels of cash due to acquisitions and repayments of debt over the last 12 months combined with lower interest rates.

      Provision for Income Taxes. The effective tax rate was 36.5% for the three months ended September 27, 2003 and September 28, 2002.

      Other (Income) Expense, Net. Other (income) expense, net was $1.6 million for the three months ended September 27, 2003. This reflects $2.5 million of income related to the 20% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, net of $0.9 million of minority interest expense associated with our Japanese master license, both of which were acquired in February 2003.

      Net Income. Net income increased for three months ended September 27, 2003 to $54.0 million from $51.8 million for the three months ended September 28, 2002, or 7.6% and 8.1% of net revenues, respectively.

Six Months Ended September 27, 2003 Compared to Six Months Ended September 28, 2002

      Net Sales. Net sales for the six months ended September 27, 2003 were $1,049.3 million, an increase of $60.9 million, or 6.2%, over net sales for the six months ended September 28, 2002.

      Wholesale net sales increased $0.3 million, or 0.1%, to $497.7 million, for the six months ended September 27, 2003 from $497.4 million for the six months ended September 28, 2002. Increases in the men’s wholesale business and the timing and increased amount of bookings as compared to the prior year were offset by the elimination of the women’s Ralph Lauren Sport line, which accounted for net sales of approximately $11.4 million in the prior year’s comparative period. Also impacting wholesale net sales are decreases in the European wholesale business, primarily due to the worsening economic conditions in Europe, of approximately $36.7 on a constant dollar basis offset by a $25.4 million favorable impact due to a stronger Eurodollar rate in the current period.

      Retail sales increased $60.6 million, or 12.3%, to $551.6 million for the six months ended September 27, 2003 from $491.0 for the six months ended September 28, 2002. This increase was primarily driven by the $19.8 million, or 14.1%, increase in comparable full-price stores and $19.5 million, or 5.8%, increase in comparable outlet store sales. Comparable store sales information includes both Polo Ralph Lauren stores and Club Monaco stores and reflects the favorable impact of a stronger Euro and Canadian dollar. Also impacting the increase is worldwide store expansion. During the six months ended September 27, 2003, the Company added twelve stores and closed two stores, ending the period with 265 stores as compared to 243 stores in the prior year.

      Licensing Revenue. Licensing revenue increased $16.8 million, or 14.1%, to $136.2 million for the six months ended September 27, 2003, from $119.4 million for the six months ended September 28, 2002. This increase is primarily driven by the incremental effect of the consolidation of $12.4 million of revenues from the Japanese master license, in which we purchased a 50% controlling interest in February 2003 (see “— Recent Acquisitions” above) and an increase in the revenues received as compared to the prior year’s comparative period. Additionally, we received $1.3 million in audit settlements from several licensees.

      Gross Profit. Gross profit dollars increased $45.4 million, or 8.2%, for the six months ended September 27, 2003 over the six months ended September 28, 2002. Gross profits as a percent of net revenues increased to 50.6% from 50.0%, respectively, which reflects a change in business mix with retail sales representing 46.5% of revenues in the six months ended September 27, 2003 with improved merchandise margins in our outlet retail stores and Club Monaco retail store business and increased licensing revenues. This increase was offset by decreases in gross margins in our European wholesale business due to liquidation of inventory.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $59.3 million, or 13.1%, to $510.8 million for the six months ended September 27, 2003 from $451.5 million for the six months ended September 28, 2002. These expenses as a percent of net revenues increased to 43.1% from 40.8%, respectively. The increase in SG&A was primarily driven by higher selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion as well as production, marketing and start-up expenses associated with the Lauren wholesale business and the consolidation of expenses of the Japanese master license. Additionally, we recorded a $1.2 million charge for the lease loss related to the relocation of the Club Monaco headquarters office within Toronto.

      Foreign Currency (Gains) Losses. The effect of foreign currency resulted in a gain of $4.1 million for the six months ended September 27, 2003, compared to a $3.8 million loss for the six months ended September 28, 2002. For the current period, these gains primarily related to transaction gains on unhedged inventory purchases and royalty payments in Europe resulting from increases in the value of the Eurodollar compared to the dollar. In the prior period, these losses primarily related to transaction losses on the unhedged portion of our Euro debt which resulted from increases in the Eurodollar rate until we entered into the cross currency swap in June 2002.

      Interest Expense. Interest expense decreased to $6.8 million in the six months ended September 27, 2003 from $9.8 million for the six months ended September 28, 2002. This decrease was due to lower levels of borrowings and the repayment of approximately $100.0 million of short-term borrowings during the period, as well as decreased interest rates as a result of the June 2002 cross currency swap and the May 2003 interest rate swap. In addition, we repurchased Euro 8.3 million of our outstanding Euro debt during the six months ended September 28, 2002.

      Interest Income. Interest income decreased to $1.6 million in the six months ended September 27, 2003 from $2.8 million for the six months ended September 28, 2002. This decrease was due to lower levels of cash due to acquisitions and repayments of debt over the last 12 months combined with lower interest rates.

      Provision for Income Taxes. The effective tax rate was 36.5% for the six months ended September 27, 2003 and September 28, 2002.

      Other (Income) Expense, Net. Other (income) expense, net increased $3.5 million for the six months ended September 27, 2003, from $0 for the six months ended September 28, 2002. This reflects $4.4 million of income related to the 20% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan which was acquired in February 2003, net of $0.9 million of minority interest expense associated with our Japanese master license.

      Net Income. Net income increased for six months ended September 27, 2003 to $59.1 million from $58.2 million for the six months ended September 28, 2002, or 5.0% and 5.3% of net revenues, respectively.

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

      As of September 27, 2003, we had $210.6 million in cash and cash equivalents and $264.0 million of debt outstanding compared to $355.5 million and $347.0 million of cash and cash equivalents and debt outstanding, respectively, at September 28, 2002. This represents an increase in our debt net of cash position of $61.9 million, which is primarily attributable to the factors discussed below. As a result of the increase in the Eurodollar rate, the dollar equivalent of the Euro debt increased by $37.5 million. Also, in the past year, we have acquired a 50% interest in the Japanese master license, a 20% equity interest in the company which holds that sublicense for the Polo Ralph Lauren men’s, women’s and jeans business in Japan and several retail locations from certain of our licensees. Our capital expenditures were $39.5 million for the six months ended September 27, 2003 compared to $34.5 million for the six months ended September 28, 2002.

      As of September 27, 2003, we had $264.0 million outstanding in long-term Euro debt, based on the Euro exchange rate at the end of the period. We were also contingently liable for $21.1 million in outstanding letters of credit primarily related to commitments for the purchase of inventory.

      Accounts receivable increased to $371.6 million, or 27.8%, at September 27, 2003 compared to $290.7 million at September 28, 2002, primarily due to the timing of shipments and the increases in the value of the Eurodollar rate. Inventories remained constant with the prior period, which also reflects the impact due to the timing of shipments and the impact of increases in the value of the Eurodollar rate.

      Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased to $9.5 million during the six-month period ended September 27, 2003 compared to $134.1 million for the six months ended September 28, 2002. This $124.6 million decrease in cash flow was driven primarily by year-over-year changes in working capital.

      During Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, we had total cash outlays of approximately $2.2 million during the six months ended September 27, 2003. It is expected that the remaining liabilities will be paid throughout fiscal 2005. During Fiscal 2001 we implemented the 2001 Operational Plan and total cash outlays related to this plan were $4.6 million during the six months ended September 27, 2003.

      Net Cash Used in Investing Activities. Net cash used in investing activities was $48.6 million for the six months ended September 27, 2003, as compared to $32.6 million for the six months ended September 28, 2002. For both periods net cash used primarily reflected shop-within-shops and other capital expenditures related to retail expansion and upgrading our systems and facilities. Our anticipated capital expenditures for fiscal 2004 approximate $115.0 million, including $25.0 million associated with the start-up of the Lauren Line. For the six months ended September 27, 2003, net cash used also reflects an additional $3.5 million primarily for additional transaction costs to acquire a 50% interest in the Japanese master license, $5.4 million for an additional 2% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan and $1.0 million for an additional payment on the first earn-out payment calculation in connection with the P.R.L. Fashions of Europe SRL acquisition.

      Net Cash Used in Financing Activities. Net cash used in financing activities was $95.1 million for the six months ended September 27, 2003, compared to net cash provided by financing activities of $3.9 million for the six months ended September 28, 2002. This change is primarily due to the net repayment of short-term borrowings of $100.9 million and the payment of $4.9 million in dividends, offset by the proceeds from the exercise of stock options of $11.6 million for the six months ended September 27, 2003; compared to $5.6 million of proceeds for the six months ended September 28, 2002.

      Our 2002 bank credit facility consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which is available for direct borrowings and the issuance of letters of credit. As of September 27, 2003, we had no balance outstanding under this facility. This facility requires that we maintain certain financial covenants. As of September 27, 2003, the Company was in compliance with all financial and non-financial debt covenants.

      On May 20, 2003, the Board of Directors initiated a dividend program consisting of quarterly cash dividends of $0.05 per outstanding share, or $0.20 per outstanding share on an annual basis, on Polo Ralph Lauren common stock by declaring a $0.05 per outstanding share dividend to shareholders of record at the close of business on June 27, 2003 and September 26, 2003 that was paid on July 11, 2003 and October 10, 2003, respectively.

      We believe that cash from ongoing operations and funds available under our credit facility will be sufficient to fund our current level of operations, capital requirements, the stock repurchase program, cash dividends and other corporate activities for the next twelve months.

      Derivative Instruments. In June 2002, we entered into a cross currency rate swap, which was scheduled to terminate in November 2006. The cross currency rate swap was being used to convert Euro 105.2. million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations on both principal and interest payments resulting from Euro debt, and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap had been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness was measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt.

      In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap that terminates in November 2006. The interest rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into Euro 105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap had been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimis for the six months ended September 27, 2003. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in a foreign subsidiary. As a result, changes in the fair value of the Euro debt resulting from changes in the Eurodollar rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges.

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory and royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or the royalty expense incurred, as applicable. At September 27, 2003, we had foreign exchange contracts outstanding as follows: (i) to deliver 52.3 million Eurodollars in exchange for $56.0 million through Fiscal 2004 and (ii) to deliver 9,205 million Japanese Yen in exchange for $80.4 million through Fiscal 2008. At September 27, 2003, the fair value of these contracts resulted in an unrealized loss, net of taxes of $4.9 million and an unrealized loss, net of taxes of $2.5 million, respectively.

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

      During the six months ended September 27, 2003, there were significant fluctuations in the value of the Euro to U.S. dollar exchange rate. In June 2002, we entered into a cross currency rate swap to minimize the impact of foreign exchange fluctuations on the long-term Euro debt and the impact of fluctuations in the interest rate on the fair value of the long-term Euro debt. In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate.

      Since March 29, 2003, other than disclosed above, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

Item 4.     Controls and Procedures

      Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we breached our agreements with Jones with respect to the “Lauren” trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones has stated that it will treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million as well as punitive damages and to enforce the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements will terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits have been consolidated. On July 3, 2003, Polo filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgment in the action we filed, and on August 12, 2003, we filed a cross-motion summary judgment. Oral argument on the motions was heard on for September 30, 2003. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition; however, we believe that the lawsuit is without merit and that we will prevail.

      With respect to the litigations with the United States Polo Association Inc. and Jordache, Ltd. described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2003, all claims and counterclaims have been settled, except for the Company’s claims that the defendants violated the Company’s trademark rights.

      In the putative class action filed by Toni Young against the Company in the United States District Court of San Francisco described in our Fiscal 2003 Form 10-K and our 10-Q for the first quarter of Fiscal 2004, the Court heard the Company’s motions on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained a dress code policy, for a period of time, that violated California law. The Court ordered the parties to conduct limited discovery to that end, to be completed by the end of the year.

      On June 1, 2003 (the “Petition Date”) WestPoint Stevens, inc. and certain of its affiliates (collectively, “WestPoint”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As of the Petition Date, WestPoint was liable to the Company for an aggregate amount of no less than $6.0 million pursuant to a Sub-Licensing Agreement dated July 1, 2000. The Company filed proofs of claim against WestPoint on October 3, 2003.

Item 4.     Submission of Matters to a Vote of Security-holders

      (a) The Annual Meeting of Stockholders of the Company was held on August 14, 2003.

      (b) The following directors were elected at the Annual Meeting of Stockholders to serve until the 2004 Annual Meeting and until their respective successors are duly elected and qualified:

Class A Directors:

Arnold H. Aronson
Dr. Joyce F. Brown

Class B Directors:

Ralph Lauren
F. Lance Isham
Roger N. Farah
Frank A. Bennack, Jr.
Joel L. Fleishman
Judith A. McHale
Terry S. Semel

Class C Directors:

Richard A. Friedman

      (ci) Each person elected as a director received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

		Number of
	Number of	Votes
	Votes For	Withheld

Class A Directors:
Arnold H. Aronson	33,680,750	6,175,103
Dr. Joyce F. Brown	39,184,679	671,174

Class B Directors:
Ralph Lauren	432,800,210	—
F. Lance Isham	432,800,210	—
Roger N. Farah	432,800,210	—
Frank A. Bennack, Jr.	432,800,210	—
Joel L. Fleishman	432,800,210	—
Judith A. McHale	432,800,210	—
Terry S. Semel	432,800,210	—

Class C Directors:
Richard A. Friedman	10,570,979	—

      (cii) 479,021,528 votes were cast for, and 2,686,437 votes were cast against, the approval of an amendment to the Company’s Executive Officer Annual Incentive Plan increasing the maximum annual amount that may be awarded to any individual under the Plan from $10 to $18 million. Abstentions totaled 1,519,077; there were no broker non-votes.

      (ciii) 48,026,509 votes were cast for, and 1,183,298 votes were cast against, the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending April 3, 2004. Abstentions totaled 17,235; there were no broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan as Amended as of August 14, 2003.
10.2	Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Mitchell A. Kosh dated as of September 8, 2003.
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a).
31.2	Certification of Gerald M. Chaney required by 17 CFR 240 13a-14(a).
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Gerald M. Chaney Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

      (b) Reports of Form 8-K —

      (i) Report on Form 8 dated August 6, 2003 reporting the release of the issuer’s results of operations for its fiscal quarter ended June 28, 2003 and attaching a copy of the press release reporting such results.

The information contained in the above Form 8-K, including the accompanying exhibit, was furnished under Item 12 of Form 8-K and shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLO RALPH LAUREN CORPORATION

By:	/s/ GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: November 11, 2003