Form 10-Q
period 2003-12-27
POLO RALPH LAUREN CORP
filed 2004-02-10
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2003

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

      At February 6, 2004, 45,823,294 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding, 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding and 10,570,979 shares of the registrant’s Class C Common Stock, $.01 par value were outstanding.

POLO RALPH LAUREN CORPORATION

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 27,	March 29,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$337,703	$343,606
Accounts receivable, net of allowances of $17,105 and $17,631	292,248	375,823
Inventories, net	422,248	363,771
Deferred tax assets	31,078	15,735
Prepaid expenses and other	88,017	63,615

Total current assets	1,171,294	1,162,550
Property and equipment, net	372,721	354,996
Deferred tax assets	58,583	54,386
Goodwill	335,646	315,559
Intangibles, net	17,950	11,400
Other assets	174,964	139,931

Total assets	$2,131,158	$2,038,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term bank borrowings	$—	$100,943
Accounts payable	167,322	181,392
Income tax payable	54,846	55,501
Accrued expenses and other	256,836	162,511

Total current liabilities	479,004	500,347
Long-term debt	284,746	248,494
Other noncurrent liabilities	76,383	81,214
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common Stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 49,937,128 and 48,977,119 shares issued	505	489
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Class C, par value $.01 per share; 70,000,000 shares authorized; 10,570,979 shares issued and outstanding	106	106
Additional paid-in-capital	538,089	504,700
Retained earnings	855,890	776,359
Treasury Stock, Class A, at cost (4,145,800 and 4,105,932 shares)	(78,975)	(77,928)
Accumulated other comprehensive income	(8,981)	10,787
Unearned compensation	(16,042)	(6,179)

Total stockholders’ equity	1,291,025	1,208,767

Total liabilities & stockholders’ equity	$2,131,158	$2,038,822

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net sales	$578,131	$583,303	$1,627,461	$1,571,723
Licensing revenue	67,234	55,867	203,412	175,286

Net revenues	645,365	639,170	1,830,873	1,747,009
Cost of goods sold	312,363	331,260	898,553	885,229

Gross profit	333,002	307,910	932,320	861,780
Selling, general and administrative expenses	256,614	230,391	767,453	681,925
Restructuring charge	15,930	8,000	15,930	8,000

Income from operations	60,458	69,519	148,937	171,855
Foreign currency losses (gains)	3,552	(1,262)	(531)	2,490
Interest expense	2,969	4,845	9,721	14,609
Interest income	(459)	(1,486)	(2,097)	(4,324)

Income before provision for income taxes and other (income) expense, net	54,396	67,422	141,844	159,080
Provision for income taxes	19,854	24,610	51,773	58,064
Other (income) expense, net	(816)	—	(4,352)	—

Net income	$35,358	$42,812	$94,423	$101,016

Net income per share — Basic	$0.36	$0.44	$0.96	$1.03

Net income per share — Diluted	$0.35	$0.43	$0.94	$1.02

Weighted average common shares outstanding — Basic	99,072,270	98,412,022	98,717,779	98,290,799

Weighted average common shares outstanding — Diluted	101,291,472	99,311,085	100,403,299	99,367,649

Dividends declared per share	$0.05	$—	$0.15	$—

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	December 27,	December 28,
	2003	2002

Cash flows from operating activities
Net income	$94,423	$101,016
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(6,242)	6,877
Depreciation and amortization	59,104	57,350
Provision for losses on accounts receivable	971	1,869
Restructuring charge	15,930	8,000
Changes in deferred liabilities	(16,238)	1,002
Foreign currency (gains) losses	(145)	2,491
Other	2,397	(18,514)
Changes in assets and liabilities:
Accounts receivable	91,292	100,389
Inventories	(47,015)	30,562
Prepaid expenses and other	(21,395)	(14,789)
Other assets	(30,255)	(2,104)
Accounts payable	(18,789)	(39,444)
Income taxes payable	1,221	14,478
Accrued expenses and other	56,584	5,663

Net cash provided by operating activities	181,843	254,846

Cash flows from investing activities
Acquisition, net of cash acquired	(4,519)	(4,796)
Purchases of property and equipment	(69,650)	(55,502)
Equity investments	(5,427)	—
Purchase of other intangibles	(7,500)	—
Disposal of property and equipment	858	1,476
Cash surrender value — officers’ life insurance	—	2,756

Net cash used in investing activities	(86,238)	(56,066)

Cash flows from financing activities
Payment of dividends	(9,877)	—
Repurchases of common stock	(1,047)	(467)
Proceeds from exercise of stock options	18,685	7,206
(Repayments of) proceeds from short-term bank borrowings	(100,943)	70,707
Net repayment of term debt	—	(80,000)
Repayments of long-term debt	—	(7,700)

Net cash used in financing activities	(93,182)	(10,254)

Effect of exchange rate changes on cash and cash equivalents and net investment in foreign subsidiaries	(8,326)	8,325

Net (decrease) increase in cash and cash equivalents	(5,903)	196,851
Cash and cash equivalents at beginning of period	343,606	244,733

Cash and cash equivalents at end of period	$337,703	$441,584

Supplemental cash flow information
Cash paid for interest	$6,546	$18,150

Cash paid for income taxes	$20,840	$34,854

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information for December 27, 2003 and December 28, 2002 is unaudited)
(In thousands, except share and per share data and where otherwise indicated)

1.     Significant Accounting Policies

Principles of Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries (collectively referred to as the “Company,” “we,” “us,” and “our”, unless the content requires otherwise).

Financial Reporting

      The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for March 29, 2003 is derived from the audited financial statements which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 29, 2003 (“Fiscal 2003”), which should be read in conjunction with these financial statements. Reference is made to such annual report on Form 10-K for a complete set of financial statement notes, including our significant accounting policies. The results of operations for the three and nine months ended December 27, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending April 3, 2004 (“Fiscal 2004”).

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

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the Three Months Ended		For the Nine Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net income as reported	$35,358	$42,812	$94,423	$101,016
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	3,849	4,231	11,546	12,692

Pro forma net income	$31,509	$38,581	$82,877	$88,324

Net income per share as reported — Basic	$0.36	$0.44	$0.96	$1.03
Diluted	$0.35	$0.43	$0.94	$1.02
Pro forma net income per share —
Basic	$0.32	$0.39	$0.84	$0.90
Diluted	$0.31	$0.39	$0.83	$0.89

      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2004 and Fiscal 2003, respectively: risk-free interest rates of 2.57% and 3.69%; a dividend of $0.20 and $0.00 per annum; expected volatility of 47.2% and expected lives of 5.2 years for all periods.

Reclassifications

      For comparative purposes, certain prior period amounts have been reclassified to conform to the current period’s presentation.

2.     Acquisitions

      In November 2003, we acquired a license for the use of trademarks for $7.5 million. This license was accounted for as a finite lived intangible asset and is being amortized over 10 years.

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $24.1 million. In connection with the acquisition of the Japanese master license, we recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at this time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During the nine months ended December 27, 2003, we incurred an additional $3.5 million of transaction costs, which have been included in goodwill. Our accounting for the acquisition was based on preliminary valuation information, which is subject to revision.

      100% of the revenues and expenses for the Japanese master license are included in the Company’s consolidated statements of operations. For the three and nine months ended December 27, 2003, we have recorded minority interest expense of $0.2 million and $1.1 million, respectively, to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net in the consolidated statements of operations.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also, in February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For the three and nine months ended December 27, 2003, we recorded $1.0 million and $5.5 million, respectively, of equity investment income related to this investment. This amount is included in Other (income) expense, net in the consolidated statements of operations.

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

3.     Inventories

      Inventories are valued at the lower of cost (first-in, first-out, “FIFO” method) or market and are summarized as follows:

	December 27,	March 29,
	2003	2003

Raw materials	$6,183	$4,214
Work-in-process	7,279	4,536
Finished goods	408,786	355,021

	$422,248	$363,771

4.     Goodwill and Other Intangible Assets

      As required under SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed our annual impairment test as of the first day of the second quarter of Fiscal 2004. As a result of this test, no impairment was recognized. The carrying value of goodwill as of December 27, 2003 and March 29, 2003 by operating segment is as follows (dollars in millions):

	Wholesale	Retail	Licensing	Total

Balance at March 29, 2003.	$133.7	$69.4	$112.5	$315.6
Purchases	1.0	—	3.5	4.5
Effect of foreign exchange and other adjustments	10.7	4.8	—	15.5

Balance at December 27, 2003.	$145.4	$74.2	$116.0	$335.6

      The carrying value of indefinite life intangible assets as of December 27, 2003 was $1.5 million and relates to the Company’s owned trademark. Finite life intangible assets as of December 27, 2003 and March 29, 2003, subject to amortization, are comprised of the following:

	December 27, 2003			March 29, 2003

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.		Estimated
	Amount	Amort.	Net	Amount	Amort.	Net	Lives

Licensed trademarks	$17,400	$950	$16,450	$9,900	$—	$9,900	10 years

      Intangible amortization expense was $0.4 million and $1.0 million for the three and nine months ended December 27, 2003, respectively. The estimated intangible amortization expense for each of the following five years is expected to be approximately $1.7 million per year.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Restructuring

(a) 2003 Restructuring Plan

      During the third quarter of Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, the Company recorded a restructuring charge of $3.7 million during the third quarter of Fiscal 2004 and $14.4 million during Fiscal 2003, for severance and contract termination costs. The $3.7 million represents the additional liability for employees notified of their termination and properties we ceased using during the third quarter of Fiscal 2004. The major components of the charge and the activity for the nine months ended December 27, 2003 were as follows:

		Lease and Other
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at March 29, 2003	$8,099	$2,567	$10,666
Third Quarter Fiscal 2004 provision	1,500	$2,153	$3,653
Fiscal 2004 spending	(6,375)	(205)	(6,580)

Balance at December 27, 2003.	$3,224	$4,515	$7,739

      Total severance and termination benefits as a result of this restructuring related to approximately 160 employees. Total cash outlays related to this plan of approximately $10.4 million have been paid through December 27, 2003. It is expected that this plan will be completed, and the remaining liabilities will be paid, in Fiscal 2005.

(b) 2001 Operational Plan

      In connection with the implementation of the 2001 Operational Plan, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of Fiscal 2001. This charge was subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of Fiscal 2001 and a $16.0 million increase in the fourth quarter of Fiscal 2002 for lease termination costs associated with the closure of our retail stores due to market factors that were less favorable than originally estimated. During the third quarter of Fiscal 2004, a $12.3 million increase was recorded due to market factors that were less favorable than originally estimated. The major component of the charge remaining and the activity through December 27, 2003 is as follows:

Lease and
Contract
Termination
Costs

Balance at March 29, 2003.	$5,151
Third Quarter Fiscal 2004 provision	12,277
Fiscal 2004 spending	(5,774)

Balance at December 27, 2003.	$11,654

      Total cash outlays related to the 2001 Operational Plan of $41.3 million have been paid through December 27, 2003. We completed the implementation of the 2001 Operational Plan in Fiscal 2002 and expect to settle the remaining liabilities in Fiscal 2004 or in accordance with contract terms.

6.     Financing Agreements

      In November 2002, we terminated both our 1997 bank credit facility and our 1999 senior bank credit facility and entered into a new credit facility. The 1997 bank credit facility provided for a $225.0 million

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving line of credit and was scheduled to mature on December 31, 2002, while the 1999 senior bank credit facility consisted of a $20.0 million revolving line of credit and an $80.0 million term loan, both of which were scheduled to mature on June 30, 2003. The new credit facility is with a syndicate of banks and consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, and is available for direct borrowings and the issuance of letters of credit. It will mature on November 18, 2005. As of December 27, 2003, we had no balance outstanding under the new facility. Borrowings under this facility bear interest, at our option, at a rate equal to (i) the higher of the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus  1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined) in effect from time to time, as adjusted for the Federal Reserve Boards Eurocurrency Liabilities maximum reserve percentages and a margin based on our then current credit ratings. As of December 27, 2003, the margin was 0.75%. At December 27, 2003, we were contingently liable for $47.7 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. We incur a financing charge of ten basis points per month on the average monthly balance of these outstanding letters of credit.

      Our 2002 bank credit facility requires that we maintain certain financial covenants. As of December 27, 2003, we were in compliance with all financial and non-financial debt covenants.

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

      In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap that terminates in November 2006. The interest rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into Euro 105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimis for the nine months ended December 27, 2003. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges.

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At December 27, 2003, we had the following foreign exchange contracts outstanding: (i) to deliver €90.4 million in exchange for $100.0 million through Fiscal 2005 and (ii) to deliver ¥8,727 million in exchange for $76.2 million through Fiscal 2008. At December 27, 2003, the fair value of these contracts resulted in unrealized losses, net of taxes of $8.5 million and $7.3 million, for the Euro forward contracts and Japanese Yen forward contracts respectively.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Comprehensive Income

      For the three and nine months ended December 27, 2003 and December 28, 2002, comprehensive income was as follows:

	Three Months Ended		Nine Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net Income	$35,358	$42,812	$94,423	$101,016
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	5,435	17,163	21,402	27,029
Unrealized (losses) gains on cash flow and foreign currency hedges, net	(24,610)	1,228	(41,170)	(12,967)

Comprehensive Income	$16,183	$61,203	$74,655	$115,078

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, net, was a benefit of $9.1 million and an expense of $10.6 million in the three months ended December 27, 2003 and December 28, 2002, respectively.

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, net, was a benefit of $19.0 million and an expense of $8.1 million in the nine months ended December 27, 2003 and December 28, 2002, respectively.

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

	Three Months Ended		Nine Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Basic	99,072,270	98,412,022	98,717,779	98,290,799
Dilutive effect of stock options, restricted stock and restricted stock units	2,219,202	899,063	1,685,520	1,076,850
Diluted shares	101,291,472	99,311,085	100,403,299	99,367,649
Anti-dilutive options	469,888	7,138,465	948,766	6,917,815

      Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted earnings per share.

10.     Stock Incentive Plans

      In June 2003, a grant of 100,000 restricted stock units was made under our Stock Incentive Plan, and a total of 541 restricted stock units were granted during Fiscal 2004 in respect of the initial grant in connection with the payment of quarterly cash dividends on our common stock. An additional 100,000 restricted stock units will be granted on each anniversary of the first grant date pursuant to an employment agreement with an initial term ending on the last day of Fiscal 2008, and additional units (the “dividend units”) will be granted in respect of the then outstanding restricted stock units in connection with each cash dividend paid on our

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock. The restricted stock units vest on the fifth anniversary of the grant date (with the dividend units vesting with the underlying restricted stock units in respect of which they are granted) and will be payable solely in shares of common stock following termination of employment. The vesting of all then outstanding and unvested restricted stock units will be accelerated if termination of employment occurs after the last day of Fiscal 2008, except in the case of termination by the Company for cause. The unearned compensation in respect of the grants made during the initial term is being amortized over the period ending on that date.

11.     Commitments & Contingencies

Declaration of Dividend

      On May 20, 2003 the Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren common stock. The third quarter dividend was declared on December 15, 2003, payable to shareholders of record at the close of business on December 26, 2003, and was paid on January 9, 2004. Approximately $14.9 million was recorded as a reduction to retained earnings during the nine months ended December 27, 2003 in connection with these dividends.

Legal Matters

      The Company is a party to several pending legal proceedings. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome should not have a material adverse effect on the Company’s results of operations or financial position (See Note 12).

12.     Legal Proceedings

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”) to meet the minimum sales volumes for the year ended December 31, 2002 under the license agreements for the sale of products under the “Ralph” trademark between the Company and Jones dated May 11, 1998, these license agreements terminated as of December 31, 2003. The Company had advised Jones that the termination of these licenses would automatically result in the termination of the licenses between it and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement between the Company and Jones dated May 11, 1998. The Lauren license agreements would otherwise have expired on December 31, 2006. Jones reported that net sales of Lauren and Ralph products for the year ended December 31, 2002 were $548.0 million and $37.0 million, respectively.

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that the Company breached its agreements with Jones with respect to the “Lauren” trademark by asserting its rights pursuant to the Cross Default and Term Extension Agreement, and that the Company induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it would treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million, punitive damages and enforcement of the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, the Company filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements would terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits have been consolidated. On July 3, 2003, the Company filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003 Jones filed a motion for summary judgment in the action filed by the Company, and on August 12, 2003 the Company filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. If

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jones’ lawsuit were to be determined adversely to the Company, it could have a material adverse effect on the Company’s results of operations and financial condition; however, the Company believes that the lawsuit is without merit and that the Company will prevail.

      With respect to the litigations with the United States Polo Association Inc. and Jordache, Ltd. described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2003, all claims and counterclaims have been settled, except for the Company’s claims that the defendants violated the Company’s trademark rights. We did not pay any damages in this settlement.

      In the putative class action filed by Toni Young against the Company in the United States District Court of San Francisco described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2003 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2003, the Court heard the Company’s motions on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained a dress code policy, for a period of time, that violated California law. The Court ordered the parties to conduct limited discovery to that end, to be completed by the end of the year. Discovery has been stayed pending the outcome of mediation between the parties, which will commence on May 12, 2004.

      On June 1, 2003 (the “Petition Date”) WestPoint Stevens, Inc. and certain of its affiliates (“WestPoint”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As of the Petition Date, WestPoint was liable to the Company for an aggregate amount of no less than $6.0 million pursuant to a Sub-Licensing Agreement dated July 1, 2000. Subsequent to December 27, 2003, the Company received payment of the pre-petition receivable and the United States Bankruptcy Court approved an amended licensing agreement between WestPoint and the Company, which provides for the same royalty rate and minimums that are not materially less than the previous agreement.

13.     Segment Reporting

      The Company operates in three business segments: wholesale, retail and licensing. Our reportable segments are individual business units that either offer different products and services or are managed separately, as each segment requires different strategic initiatives, promotional campaigns, marketing and advertising. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our net revenues and income from operations for the three and nine months ended December 27, 2003 and December 28, 2002 for each segment were as follows:

	Three Months Ended		Nine Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net revenues:
Wholesale	$219,147	$268,251	$716,877	$765,694
Retail	358,984	315,052	910,584	806,029
Licensing	67,234	55,867	203,412	175,286

	$645,365	$639,170	$1,830,873	$1,747,009

Income (Loss) from operations:
Wholesale	$(3,330)	$18,065	$(8,921)	$31,904
Retail	45,411	30,703	77,731	59,883
Licensing	34,307	28,751	96,057	88,068

	76,388	77,519	164,867	179,855
Less: Restructuring Charge	$(15,930)	$(8,000)	$(15,930)	$(8,000)

	$60,458	$69,519	$148,937	$171,855

      Our net revenues for the three and nine months ended December 27, 2003 and December 28, 2002, by geographic location of the reporting subsidiary, were as follows:

	Three Months Ended		Nine Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net revenues:
United States and Canada	$527,612	$511,086	$1,444,588	$1,370,451
Europe	94,051	81,472	311,088	305,366
Other Regions	23,702	46,612	75,197	71,192

	$645,365	$639,170	$1,830,873	$1,747,009

POLO RALPH LAUREN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We operate in three business segments: wholesale, retail and licensing.

      Wholesale consists of women’s and men’s apparel designed and marketed worldwide, divided primarily into three groups: Polo Brands, Lauren and Collection Brands. In each of the wholesale groups, we offer discrete brand offerings, directed by teams comprising design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts. This segment includes the core business Polo Ralph Lauren, Lauren, Blue Label, Polo Golf, RLX Polo Sport, Women’s Ralph Lauren Collection and Black Label, and Men’s Purple Label Collection.

      Retail consists of our worldwide Ralph Lauren retail operations, which sell through full-price and outlet stores, and Club Monaco full-price and outlet stores.

      Licensing consists of product, international and home collection licensing alliances, each of which pay us royalties based upon sales of our product, subject to minimum royalty payments. We work closely with our licensing partners to ensure that products are developed, marketed and distributed in a manner consistent with the distinctive perspective and lifestyle associated with our brand.

      Our retail operations continued to perform well during the three and nine months ended December 27, 2003, driven by increased net sales and improved gross profit as a percentage of net revenues. The increase in retail net sales is primarily attributable to positive comparable store sales in both full-price and outlet stores, continued worldwide store expansion and the impact of the appreciation of the Euro and Canadian dollar relative to the U.S. dollar. The increasing gross profit rate reflects a continued focus on inventory management and higher realized sales dollars resulting from a combination of improved product mix, advertising and targeted marketing.

      Our licensing segment’s operating results have also improved over the prior year’s comparable periods, driven by improvements in the footwear and childrenswear businesses. Licensing revenues have also increased as a result of the incremental effect of the consolidation of revenues from the Japanese master license, in which we purchased a 50% controlling interest in February 2003 (see “Recent Acquisitions” below ), but this increase in revenues was substantially offset by an increase in expenses due to the incremental effect of the consolidation of expenses from the Japanese master license.

      The improvement in our retail and licensing segments’ operations during the three and nine months ended December 27, 2003 was offset by a decrease in our wholesale segment’s operating results. The wholesale segment’s decrease in net sales from our men’s business was primarily driven by a planned reduction in our off-price business, the timing of fall/cruise shipments resulting in a shift of net sales into the second quarter of Fiscal 2004 as opposed to the third quarter of Fiscal 2003 and a reduction in spring bookings due to a planned reduction of sales to lower margin customers. Also contributing to the decrease in wholesale’s operating results were additional start-up expenses associated with the Lauren wholesale business.

      During the third quarter of Fiscal 2004, we recorded restructuring charges of $15.9 million compared to the $8.0 million recorded during the third quarter of Fiscal 2003. The restructuring charge for the third quarter of Fiscal 2004 is comprised of $12.2 million for lease termination costs primarily associated with two Club Monaco retail properties included in our 2001 Operational Plan due to unfavorable market factors and $3.7 million for additional contract termination and severance costs related to the consolidation of our European business operations.

      Our international operations’ results were affected by foreign exchange rate fluctuations. However, the increase in net sales due to the strengthening Euro and Canadian dollar was generally offset by a comparable increase in cost of sales and selling, general and administrative expenses. The strengthening Euro and Canadian dollar has had a significant effect on certain of our balance sheet accounts including accounts receivable, inventory, accounts payable and long-term debt.

Recent Developments

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”) to meet the minimum sales volumes for the year ended December 31, 2002, under the license agreements for the sale of products under the “Ralph” trademark between us and Jones dated May 11, 1998, these license agreements terminated as of December 31, 2003. We had advised Jones that the termination of these license agreements would automatically result in the termination of the license agreements between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement between the Company and Jones dated May 11, 1998. The terms of the Lauren license agreements would otherwise have expired on December 31, 2006. Jones reported that net sales of Lauren and Ralph products for the year ended December 31, 2002 were $548.0 million and $37.0 million, respectively.

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we had breached the Lauren license agreements by asserting our rights pursuant to the Cross Default and Term Extension Agreement, and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it would treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million, punitive damages and enforcement of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements would terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits were consolidated. On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms Nemerov. On July 23, 2003, Jones filed a motion for summary judgment in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition. However, we believe that the lawsuit is without merit and that we will prevail.

      The royalties that we received pursuant to the “Lauren” license agreements and “Ralph” license agreements represented revenues of approximately $37.4 million and $5.3 million, respectively in Fiscal 2003 and $23.0 and $3.9 respectively during the first nine months of Fiscal 2004. We no longer receive these royalties as a result of the termination of the Lauren and Ralph license agreements on December 31, 2003. Although we expect that the loss of the Lauren and Ralph royalties from Jones and the start up expenses associated with the Lauren line will exceed the anticipated income from our sales of Lauren products in the fourth quarter in Fiscal 2004, we expect that the income from our sales of Lauren products will at least replace the royalty income previously attributable to the Lauren and Ralph license agreements for Fiscal 2005. In total, royalties received from Jones, including royalties from the “Polo Jeans” license agreements, accounted for 27.2% of our aggregate licensing revenue for Fiscal 2003. The “Polo Jeans” license agreement was not covered under the terms of the Cross Default and Term Extension agreement and continues in effect.

      In June 2003, one of our licensing partners, The WestPoint Stevens, Inc., and certain of its affiliates (“WestPoint”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. WestPoint produces bedding and bath product in our home collection, and royalties paid by WestPoint accounted for 15.9% of our licensing revenues in Fiscal 2003. As of December 27, 2003, we had approximately $6.0 million in outstanding pre-petition receivables with WestPoint that were subsequently collected. Subsequent to December 27, 2003, the United States Bankruptcy Court approved an amended licensing agreement between WestPoint and us, which provides for the same royalty rate and minimums that are not materially less than the previous agreement.

Recent Acquisitions

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for the Polo Ralph Lauren men’s, women’s and jeans business in Japan. As of December 27, 2003, our accounting for this acquisition was based on preliminary valuation information, which is subject to revision. All of the revenues and expenses for the Japanese master license are included in our consolidated statements of operations, and we record minority interest expense to reflect the share of earnings or losses allocable to the 50% minority interest holder in the Japanese master license. These amounts are included in Other (income) expense, net, in the consolidated statements of operations. For the three and nine months ended we recorded minority interest expense of $0.2 million and $1.1 million, respectively.

      Also, in February 2003, we acquired an 18% equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan. In May 2003, we acquired an additional 2% equity interest in this company. For the three and nine months ended December 27, 2003, we recorded $1.0 million and $5.5 million, respectively, of equity investment income to reflect this combined 20%

investment. These amounts are included in Other (income) expense, net in the consolidated statements of operations.

      Results for our 50% interest in the Japanese master license and the 20% equity interest in the holder of the Japanese sublicenses are reported on a one-month lag.

Results of Operations

Three Months Ended December 27, 2003 Compared to Three Months Ended December 28, 2002

      The following table sets forth results (in millions of dollars) and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended December 27, 2003 and December 28, 2002:

	Three Months Ended		Three Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net sales	$578.1	$583.3	89.6%	91.3%
Licensing revenue	67.2	55.9	10.4	8.7

Net revenues	645.3	639.2	100.0	100.0

Gross profit	333.0	307.9	51.6	48.2
Selling, general and administrative expenses	256.6	230.4	39.8	36.0
Restructuring Charge	15.9	8.0	2.4	1.3

Income from operations	60.5	69.5	9.4	10.9
Foreign currency (gains) losses	3.6	(1.3)	0.6	(0.2)
Interest expense	3.0	4.8	0.5	0.8
Interest income	(0.5)	(1.4)	(0.1)	(0.2)

Income before provision for income taxes and other (income) expense, net	54.4	67.4	8.4	10.5
Provision for income taxes	19.8	24.6	3.0	3.8
Other (income) expense, net	(0.8)	( —)	(0.1)	( —)

Net income	$35.4	$42.8	5.5%	6.7%

      Net revenues. Net revenues for the third quarter of Fiscal 2004 were $645.3 million, an increase of $6.2 million over net revenues for the third quarter of Fiscal 2003. This increase was primarily due to increases in our retail segment as a result of our improved comparable store sales, continued store expansion and the favorable impact of the strengthening Euro and Canadian dollar on sales made in these currencies. Further influencing the increase in net revenues were overall increases in licensing revenues, driven by the incremental effect of the consolidation of revenues from the Japanese master license, in which we purchased a 50% controlling interest in February 2003 (see “Recent Acquisitions” above), and improved results primarily driven by the footwear and childrenswear businesses. These increases were partially offset by decreased sales in our wholesale business, primarily driven by a planned reduction in our men’s off-price business, the timing of fall/cruise shipments resulting in a shift of net sales into the second quarter as opposed to the third quarter of last year and a reduction in spring bookings due to a planned reduction of sales to lower margin customers. Net revenues for our business segments are provided below, in thousands of dollars.

	Three Months Ended

	December 27,	December 28,	Increase
	2003	2002	(Decrease)	% Change

Net revenues:
Wholesale	$219,147	$268,251	$(49,104)	(18.3%)
Retail	358,984	315,052	43,932	13.9%
Licensing	67,234	55,867	11,367	20.3%

	$645,365	$639,170	$6,195	1.0%

•	The decrease in wholesale net sales was primarily driven by a $54.8 decrease in the men’s wholesale business, which resulted from a planned reduction in off-price sales, the timing of fall/cruise shipments as compared to the prior year’s comparable period, and a reduction in spring bookings due to a planned reduction of sales to lower margin customers. Also impacting wholesale net sales were decreases in the European wholesale business, primarily due to soft economic conditions in Europe, of approximately $4.6 million on a constant dollar basis, offset by a $6.8 million favorable impact due to a stronger Euro in the current period.

•	The increase in retail net sales was primarily driven by the $16.8 million, or 16.7%, increase in comparable full-price store sales and the $9.9 million, or 4.9%, increase in comparable outlet store sales. Comparable store sales information includes both Ralph Lauren stores and Club Monaco stores and reflects, in part, the favorable impact of a stronger Euro and Canadian dollar. Also impacting the increase was worldwide store expansion. Our total store count at December 27, 2003 was 265 stores, compared to 251 stores at December 28, 2002. In aggregate, the stronger Euro and Canadian dollar in the current period, accounted for approximately $8.2 million of the increase in net sales.

•	The increase in licensing revenue was driven by two factors: (i) a $6.5 million increase in domestic licensing due to improvements in the footwear and childrenswear businesses and (ii) a $4.2 million increase in international licensing primarily due to the incremental effect of the consolidation of revenues from the Japanese master license.

      Gross Profit. Gross profit increased $25.1 million, or 8.1%, for the three months ended December 27, 2003 over the three months ended December 28, 2002. Gross profit as a percentage of net revenues increased to 51.6% from 48.2%. This increase reflected a change in business mix, with retail sales representing 55.6% of net revenues in the three months ended December 27, 2003, and improved merchandise margins in our domestic retail stores and Club Monaco retail store business. The increasing gross profit rate reflects higher realized sales dollars resulting from a combination of improved product mix, advertising and targeted marketing. The rate improvement also reflects a continued focus on inventory management, and although our inventory balance is higher at December 27, 2003 compared to the same period last year, this increase primarily reflects the appreciation of the Euro, inventories related to the start-up of our Lauren wholesale business and increased levels of inventory related to our retail growth. The increase in gross profit as a percentage of net revenues also resulted from increased licensing revenues as a percentage of total revenues. Approximately $7.4 million of the $25.1 million increase in the quarter was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro and Canadian dollar.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $26.2 million, or 11.4%, to $256.6 million for the three months ended December 27, 2003 from $230.4 million for the three months ended December 28, 2002. SG&A as a percentage of net revenues increased to 39.8% from 36.0%. The increase in SG&A was driven by (i) higher selling salaries and related costs of $13.0 million in connection with the increase in retail sales and worldwide store expansion, (ii) direct start-up expenses of $7.5 million associated with the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred and reduced royalty revenues received, and (iii) $3.9 million of increased international licensing SG&A primarily due to the consolidation of incremental expenses in connection with the Japanese master license. Approximately $6.2 million of the increase in the quarter was due to the impact of foreign currency exchange rate fluctuations, primarily the strengthening of the Euro and Canadian dollar.

      Restructuring Charge. We recorded restructuring charges of $15.9 million during the third quarter of Fiscal 2004, as compared to an $8.0 million restructuring charge recorded during the third quarter of Fiscal 2003. The restructuring charge for the third quarter of Fiscal 2004 is comprised of $12.2. million for lease termination costs primarily associated with two Club Monaco retail properties included in our 2001 Operational Plan due to unfavorable market factors and $3.7 million for additional contract termination and severance costs related to the consolidation of our European business operations. During the third quarter of Fiscal 2003, we recorded a restructuring charge of $8.0 million for severance and contract termination costs in connection with the consolidation of our European business operations.

      Income (Loss) from Operations. Income from operations decreased $9.1 million, or 13.1%, for the three months ended December 27, 2003 over the three months ended December 28, 2002. This decrease was primarily driven by decreased wholesale gross profit, the additional restructuring charge taken during the third quarter of Fiscal 2004 and start-up expenses associated with the Lauren wholesale business. This decrease was partially offset by increases in gross profit in the retail and licensing segments. The income (loss) from operations was not significantly impacted by the stronger Euro and Canadian dollar in the current period because the increased sales resulting from exchange fluctuations were substantially offset by a comparable increase in expenses. Income from operations for our business segments are provided below, in thousands of dollars.

	Three Months Ended

	December 27,	December 28,	Increase
	2003	2002	(Decrease)	% Change

Income (Loss) from operations:
Wholesale	$(3,330)	$18,065	$(21,395)	(118.4%)
Retail	45,411	30,703	14,708	47.8%
Licensing	34,307	28,751	5,556	19.3%

	76,388	77,519	(1,131)	(1.5%)
Less: Restructuring Charge	(15,930)	(8,000)	(7,930)	(99.1%)

	$60,458	$69,519	$(9,061)	(13.0%)

•	The decrease in the wholesale operating results was primarily the result of decreased net sales and an additional $7.5 million of start-up expenses associated with the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred and reduced royalty revenues received.

•	The increase in retail operating results was driven by increased net sales and improved gross profits as a percentage of net revenues. These increases were partially offset by the higher selling salaries and related costs incurred in connection with the increase in retail sales and worldwide store expansion.

•	The increase in licensing operating results was primarily due to improvements in the footwear and childrenswear businesses. The income from operations were not significantly affected by the consolidation of revenues and expenses from the Japanese master license because the incremental revenues were substantially offset by related incremental SG&A.

      Foreign Currency (Gains) Losses. The effect of foreign currency exchange rate fluctuations resulted in a loss of $3.6 million for the three months ended December 27, 2003, compared to a $1.3 million gain for the three months ended December 28, 2002. For the current period the foreign currency losses primarily relate to transaction losses on unhedged inventory purchases in Europe resulting from the variability in the value of the Eurodollar compared to the dollar. In the prior period, these gains primarily related to Japanese forward contracts entered into in November of 2002.

      Interest Expense. Interest expense decreased to $3.0 million in the three months ended December 27, 2003 from $4.8 million for the three months ended December 28, 2002. This decrease was due to lower levels of borrowings due to the repayment of approximately $100.0 million of short-term borrowings over the last twelve months, as well as decreased interest rates as a result of the May 2003 interest rate swap described in “Liquidity and Capital Resources — Derivative Instruments.”

      Interest Income. Interest income decreased to $ 0.5 million in the three months ended December 27, 2003 from $1.5 million for the three months ended December 28, 2002. This decrease was due to both lower levels of cash due to acquisitions and repayments of debt over the last twelve months and lower interest rates.

      Provision for Income Taxes. The effective tax rate was 36.5% for the three months ended December 27, 2003 and December 28, 2002.

      Other (Income) Expense, Net. Other (income) expense, net was $0.8 million for the three months ended December 27, 2003. This reflected $1.0 million of income related to the 20% equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, net of $0.2 million of minority interest expense associated with our Japanese master license, both of which were acquired in February 2003 (except for a 2% equity interest in the entity that holds the sublicenses, which was acquired in May 2003).

      Net Income. Net income decreased to $35.4 million for three months ended December 27, 2003 from $42.8 million for the three months ended December 28, 2002, or 5.5% and 6.7% of net revenues, respectively.

                  Nine Months Ended December 27, 2003 Compared to Nine Months Ended December 28, 2002

      The following table sets forth results (in millions of dollars) and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the nine months ended December 27, 2003 and December 28, 2002:

	Nine Months Ended		Nine Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net sales	$1,627.5	$1,571.7	88.9%	90.0%
Licensing revenue	203.4	175.3	11.1	10.0

Net revenues	1,830.9	1,747.0	100.0	100.0

Gross profit	932.3	861.8	50.9	49.3
Selling, general and administrative expenses	767.5	681.9	41.9	39.0
Restructuring charge	15.9	8.0	0.9	0.5

Income from operations	148.9	171.9	8.1	9.8
Foreign currency (gains) losses	(0.5)	2.5	—	0.1
Interest expense	9.7	14.6	0.5	0.8
Interest income	(2.1)	(4.3)	(0.1)	(0.2)

Income before provision for income taxes and other (income) expense, net	141.8	159.1	7.7	9.1
Provision for income taxes	51.8	58.1	2.8	3.3
Other (income) expense, net	(4.4)	—	(0.2)	—

Net income	$94.4	$101.0	5.1%	5.8%

      Net Revenues. Net revenues for the nine months ended December 27, 2003 were $1,830.9 million, an increase of $83.9 million over net revenues for the comparable period of Fiscal 2003. This increase was primarily due to increases in our retail segment as a result of our improved comparable store sales, continued store expansion and the favorable impact of the strengthening Euro and Canadian dollar. Further influencing the increase in net revenues were overall increases in licensing revenues driven by the incremental effect of the consolidation of revenues from the Japanese master license and improved results primarily driven by the footwear and childrenswear businesses. These increases were partially offset by decreased sales in our wholesale business driven by a reduction in our men’s, women’s and European business. Net revenues for our business segments are provided below (in thousands of dollars).

	Nine Months Ended

	December 27,	December 28,
	2003	2002	(Decrease)	% Change

Net revenues:
Wholesale	$716,877	$765,694	$(48,817)	(6.4%)
Retail	910,584	806,029	104,555	13.0%
Licensing	203,412	175,286	28,126	16.0%

	$1,830,873	$1,747,009	$83,864	4.8%

•	The decrease in wholesale net sales was primarily driven by a $30.3 million decrease in the men’s wholesale business, which resulted from a planned reduction in off-price sales and a reduction in spring bookings due to a planned reduction of sales to lower margin customers. Adding to the decrease in wholesale net sales was the elimination of the women’s Ralph Lauren Sport line, which accounted for net sales of approximately $12.3 million in the prior year’s comparable period. Also impacting wholesale net sales were decreases in the European wholesale business, primarily due to the soft economic conditions in Europe, of approximately $39.6 on a constant dollar basis, offset by a $30.5 million favorable impact due to a stronger Euro in the current period.

•	The increase in retail net sales was primarily driven by the $36.6 million, or 15.2%, increase in comparable full-price store sales and the $29.5 million, or 5.5%, increase in comparable outlet store sales. Comparable store sales information includes both Ralph Lauren stores and Club Monaco stores, and in part reflects the favorable impact of a stronger Euro and Canadian dollar in the current period. Also impacting the increase was worldwide store expansion. During the nine months ended December 27, 2003, the Company added 13 stores and closed 3 stores. Our total store count at December 27, 2003 was 265 stores compared to 251 stores at December 28, 2002. In aggregate, the stronger Euro and Canadian dollar in the current period, accounted for approximately $18.1 million of the increase in net sales.

•	The increase in licensing revenue is driven by two factors: (i) $19.4 million increase in international licensing primarily due to the incremental effect of the consolidation of revenues from the Japanese master license and (ii) $7.8 million increase in domestic licensing due to improvements in the footwear and childrenswear businesses. Included in these increases are $1.3 million in audit settlements that we received from several licensees.

      Gross Profit. Gross profit increased $70.5 million, or 8.2%, for the nine months ended December 27, 2003 over the nine months ended December 28, 2002. Gross profits as a percentage of net revenues increased to 50.9% from 49.3%. This increase reflects a change in business mix, with retail sales representing 49.7% of revenues in the nine months ended December 27, 2003, and improved merchandise margins in our domestic Ralph Lauren retail stores and Club Monaco retail stores. The increasing gross profit rate reflects a higher realized sales dollars resulting from a combination of improved product mix, advertising and targeted marketing. The rate improvement also reflects a continued focus on inventory management, and although our inventory balance is higher at December 27, 2003 than it was at December 28, 2002, this increase primarily reflects the appreciation of the Euro, inventories related to the start-up of our Lauren wholesale business and increased levels of inventory related to our retail growth. The increase in gross profit as a percentage of net revenues also resulted from increased licensing revenues as a percentage of total revenues. This increase was partially offset by decreases in gross margins in our European wholesale business due to liquidation of inventory. Approximately $22.7 million of the $70.5 million increase in the quarter was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro and Canadian dollar.

      Selling, General and Administrative Expenses. SG&A increased $85.5 million, or 12.5%, to $767.5 million for the nine months ended December 27, 2003 from $681.9 million for the nine months ended December 28, 2002. SG&A as a percent of net revenues increased to 41.9% from 39.0%. The increase in SG&A was primarily driven by (i) higher selling salaries and related costs of $34.6 million in connection with the increase in retail sales and worldwide store expansion, (ii) $13.0 million of increased international licensing SG&A primarily due to the consolidation of incremental expenses in connection with the Japanese master license and (iii) start-up expenses of $11.6 million associated with the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred and reduced royalty revenues received. Approximately $22.1 million of the increase in SG&A was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro and Canadian dollar in the current period. Additionally, during the first quarter of Fiscal 2004, we recorded a $1.2 million charge for the lease loss related to the relocation of the Club Monaco headquarters office within Toronto.

      Restructuring Charge. We recorded restructuring charges of $15.9 million during the nine months ended December 27, 2003 compared to restructuring charges of $8.0 million during the nine months ended December 28, 2002. The Fiscal 2004 restructuring charge is comprised of $12.2. million for lease termination costs primarily associated with two Club Monaco retail properties included in our 2001 Operational Plan due to unfavorable market factors and $3.7 million for additional contract termination and severance costs related to the consolidation of our European business operations. During the nine months ended December 28, 2002, we recorded a restructuring charge of $8.0 million for severance and contract termination costs in connection with the consolidation of our European business operations.

      Income (Loss) from Operations. Income from operations decreased $22.9 million, or 13.3%, for the nine months ended December 27, 2003 compared to the nine months ended December 28, 2002 This decrease was primarily driven by decreased wholesale gross profit, the restructuring charges taken during the third quarter of Fiscal 2004 and start-up expenses associated with the Lauren wholesale business. This decrease was partially offset by increases in the retail and licensing segments’ gross profit. The income (loss) from operations was not significantly impacted by the stronger Euro and Canadian dollar in the current period because the increased sales resulting from exchange rate fluctuations were substantially offset by a comparable increase in expenses. Income from operations for our business segments are provided below, in thousands of dollars.

	Nine Months Ended

	December 27,	December 28,	Increase
	2003	2002	(Decrease)	% Change

Income (Loss) from operations:
Wholesale	$(8,921)	$31,904	$(40,825)	(128.0%)
Retail	77,731	59,883	17,848	29.8%
Licensing	96,057	88,068	7,989	9.1%

	164,867	179,855	(14,988)	(8.3%)
Less: Unallocated Restructuring Charge	(15,930)	(8,000)	(7,930)	(99.1%)

	$148,937	$171,855	$(22,918)	(13.3%)

•	The decrease in the wholesale operating results was primarily the result of decreased net sales and an additional $11.6 million of start-up expenses associated with the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred and reduced royalty revenues received.

•	The increase in retail operating results was driven by increased net sales and improved gross profits as a percentage of net revenues. These increases were partially offset by the increase in higher selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion.

•	The increase in licensing operating results was primarily due to improvements in the footwear and childrenswear businesses. Licensing income from operations was also effected by the consolidation of revenues and expenses from the Japanese master license, because the incremental revenues were only partially offset by related incremental SG&A.

      Foreign Currency (Gains) Losses. The effect of foreign currency exchange rate fluctuations resulted in a gain of $0.5 million for the nine months ended December 27, 2003, compared to a $2.5 million loss for the nine months ended December 28, 2002. For the current period, these gains primarily related to transaction gains on unhedged inventory purchases and royalty payments in Europe resulting from increases in the value of the Euro compared to the dollar. In the prior period, these losses primarily related to transaction losses on the unhedged portion of our Euro denominated debt caused by appreciation of the Euro until we entered into the cross currency swap in June 2002, which were partially offset by $1.3 million of gains recorded on the Japanese forward contracts that we entered into in November of 2002.

      Interest Expense. Interest expense decreased to $9.7 million in the nine months ended December 27, 2003 from $14.6 million for the nine months ended December 28, 2002. This decrease was due to the repayment of approximately $100.0 million of short-term borrowings over the last twelve months, as well as decreased interest rates as a result of the June 2002 cross currency swap and the May 2003 interest rate swap described in “Liquidity and Capital Resources — Derivative Instruments.” In addition, we repurchased Euro 8.3 million of our outstanding Euro debt during the nine months ended December 28, 2002.

      Interest Income. Interest income decreased to $2.1 million in the nine months ended December 27, 2003 from $4.3 million in the nine months ended December 28, 2002. This decrease was due to both lower levels of cash due to acquisitions and repayments of debt over the last twelve months and lower interest rates.

      Provision for Income Taxes. The effective tax rate was 36.5% for the nine months ended December 27, 2003 and December 28, 2002.

      Other (Income) Expense, Net. Other (income) expense, net was $4.4 million for the nine months ended December 27, 2003. This reflects $5.5 million of income related to the 20% equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, net of $1.1 million of minority interest expense associated with our Japanese master license, both of which were acquired in February 2003 (except for the 2% equity interest in the entity that holds the sublicenses, which was acquired in May 2003).

      Net Income. Net income decreased for nine months ended December 27, 2003 to $94.4 million from $101.0 million for the nine months ended December 28, 2002, or 5.2% and 5.8% of net revenues, respectively.

Liquidity and Capital Resources

      Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected sales increases, construction and renovation of shop-within-shops, investment in the technological upgrading of our distribution centers and information systems, expenditures related to retail store expansion, acquisitions, dividends and other corporate activities, including the start-up costs of bringing the “Lauren” and “Ralph” lines in-house. Sources of liquidity to fund ongoing and future cash requirements include cash flows from operations, cash and cash equivalents, credit facilities and other borrowings.

      As of December 27, 2003, we had $337.7 million in cash and cash equivalents and $284.7 million of debt outstanding compared to $441.6 million in cash and cash equivalents and $343.9 million of debt outstanding at December 28, 2002. This represents a decrease in our debt net of cash position of $44.7 million, which was primarily attributable to the following factors. As a result of the appreciation of the Euro, the dollar equivalent of our Euro denominated debt increased by $46.6 million. In the past year we acquired for cash a 50% interest in the Japanese master license, a 20% equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, and several retail locations from certain of our licensees. Our capital expenditures were $69.7 million for the nine months ended December 27, 2003, compared to $55.6 million for the nine months ended December 28, 2002.

      As of December 27, 2003, we had $284.7 million outstanding in long-term Euro denominated debt, based on the Euro exchange rate at that date. We were also contingently liable for $47.7 million in outstanding letters of credit primarily related to commitments for the purchase of inventory.

      Accounts receivable increased to $292.2 million, or 11.3%, at December 27, 2003 compared to $262.6 million at December 28, 2002, primarily due to the timing of payments and appreciation of the Euro. Inventories increased to $422.2 million, or 24.1%, at December 27, 2003 compared to $340.1 million at December 28, 2002, which primarily reflects the appreciation of the Euro, inventories related to the start-up of our Lauren wholesale business, and increased levels of inventory related to our retail growth. Other assets increased to $175.0, or 115%, at December 27, 2003, compared to $81.4 million at December 28, 2002. This increase was primarily driven by $57.8 related to the equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, $17.4 million in licensed trademarks and additional key money paid for our Milan store. Accounts payable and accrued expenses and other increased to $424.2 million, or 43.4% at December 27, 2003 compared to $295.9 at December 28, 2002. This increase is primarily the result of increases in our European businesses, which are driven by the impact of the appreciation of the Euro as well as timing of European payments, including VAT taxes. This increase is also caused by costs related to the start-up of our Lauren wholesale business.

      Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased to $181.8 million during the nine-month period ended December 27, 2003, compared to $254.8 million for the nine–month period ended December 28, 2002. This $73.0 million decrease in cash flow was driven primarily by year-over-year changes in working capital described above.

      During Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate our business operations. In connection with the implementation of this plan, we had total cash outlays of approximately $6.6 million during the nine months ended December 27, 2003. We expect that the remaining liabilities will be paid throughout fiscal 2005. During Fiscal 2001, we implemented the 2001 Operational Plan, and total cash outlays related to this plan were $5.8 million during the nine months ended December 27, 2003.

      Net Cash Used in Investing Activities. Net cash used in investing activities was $86.2 million for the nine months ended December 27, 2003, as compared to $56.1 million for the nine months ended December 28, 2002. For both periods, net cash used primarily reflected capital expenditures related to retail expansion and upgrading our systems and facilities, as well as shop-within-shop expenditures. Our anticipated capital expenditures for Fiscal 2004 approximate $115.0 million, including $25.0 million associated with the start-up of the Lauren Line. For the nine months ended December 27, 2003, net cash used also reflected $5.4 million for an additional 2% equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, an additional $3.5 million primarily for additional transaction costs to acquire a 50% interest in the Japanese master license, $1.0 million for an additional payment on the first earn-out payment calculation in connection with the P.R.L. Fashions of Europe SRL acquisition and $7.5 million for the acquisition of a license for the use of trademarks in November 2003.

      Net Cash Used in Financing Activities. Net cash used in financing activities was $93.2 million for the nine months ended December 27, 2003, compared to $10.3 million for the nine months ended December 28, 2002. Cash used in financing activities during the nine months ended December 27, 2003, consisted of the net repayment of short-term borrowings of $100.9 million and the payment of $9.9 million in dividends, partially offset by proceeds of $18.7 million from the exercise of stock options. Cash used during the nine months ended December 28, 2002, primarily consisted of net repayments of debt and borrowings of $17.0 million, partially offset by $7.2 million of proceeds from the exercise of stock options.

      Our 2002 bank credit facility, which expires in November 2005, consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which is available for direct borrowings and the issuance of letters of credit. As of December 27, 2003, we had no outstanding borrowings under this facility. This facility requires that we maintain certain financial covenants. As of December 27, 2003, the Company was in compliance with all financial and non-financial debt covenants.

      In Fiscal 2003, the Board of Directors initiated a dividend program consisting of quarterly cash dividends of $0.05 per outstanding share, or $0.20 per outstanding share on an annual basis, on our common stock. Dividends of $0.05 per outstanding share declared to stockholders of record at the close of business on June 27, 2003, September 26, 2003 and December 26, 2003 were paid on July 11, 2003, October 10, 2003 and January 9, 2004, respectively.

      We believe that cash from ongoing operations and funds available under our credit facility will be sufficient to fund our current level of operations, capital requirements, the stock repurchase program, cash dividends and other corporate activities for the next twelve months.

      Derivative Instruments. In June 2002, we entered into a cross currency rate swap which was scheduled to terminate in November 2006. The cross currency rate swap converted Euro 105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations on both principal and interest payments on our long-term Euro debt, and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap was designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness was measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt.

      In May 2003, we terminated the cross currency rate swap and entered into an interest rate swap that will terminate in November 2006. The interest rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into Euro 105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap had been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimis for the nine months ended December 27, 2003. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in a foreign subsidiary. As a result, changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges.

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory and royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or the royalty expense incurred, as applicable. At December 27, 2003, we had the following foreign exchange contracts outstanding: (i) to deliver €90.4 million in exchange for $100.0 million through Fiscal 2004 and (ii) to deliver ¥8,727 million in exchange for $76.2 million through Fiscal 2008. At December 27, 2003, the fair value of these contracts resulted in unrealized losses, net of taxes of $8.5 million and $7.3 million, for the Euro forward contracts and Japanese Yen forward contracts respectively.

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

      Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations, and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. As previously reported in our Annual Report on Form 10-K, our most critical accounting policies pertain to revenue recognition, accounts receivable, inventories, goodwill, other intangibles and long-lived assets. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

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

      During the nine months ended December 27, 2003, there were significant fluctuations in the Euro — U.S. dollar exchange rate. In June 2002, we entered into a cross currency rate swap to minimize the impact of foreign exchange fluctuations on the long-term Euro debt and the impact of fluctuations in the interest rate on the fair value of the long-term Euro debt. In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate.

      Since March 29, 2003, other than disclosed above, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

Item 4.	Controls and Procedures

      Based on an evaluation carried out as of the end of the period covered by this report under the supervision and with the participation our management, including our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. As of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”) to meet the minimum sales volumes for the year ended December 31, 2002 under the license agreements for the sale of products under the “Ralph” trademark between us and Jones dated May 11, 1998, these license agreements terminated as of December 31, 2003. We had advised Jones that the termination of these license agreements would automatically result in the termination of the license agreements between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement between the Company and Jones dated May 11, 1998. The terms of the Lauren license agreements would otherwise have expired on December 31, 2006. Jones reported that net sales of Lauren and Ralph products for the year ended December 31, 2002 were $548.0 million and $37.0 million, respectively.

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we had breached the Lauren license agreements by asserting our rights pursuant to the Cross Default and Term Extension Agreement, and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it would treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million, punitive damages and enforcement of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements would terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits were consolidated. On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgment in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition. However, we believe that the lawsuit is without merit and that we will prevail.

      With respect to the litigations with the United States Polo Association Inc. and Jordache, Ltd. described in our Annual Report on Form 10-K for the fiscal year ended March 29, 2003, all claims and counterclaims have been settled, except for the Company’s claims that the defendants violated the Company’s trademark rights. We did not pay any damages in this settlement.

      In the putative class action filed by Toni Young against the Company in the United States District Court of San Francisco described in our Fiscal 2003 Form 10-K and our 10-Q for the first quarter of Fiscal 2004, the Court heard the Company’s motions on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained a dress code policy, for a period of time, that violated California law. The Court ordered the parties to conduct limited discovery to that end. Discovery has been stayed pending the outcome of mediation between the parties, which will commence on May 12, 2004.

      On June 1, 2003 (the “Petition Date”) WestPoint Stevens, Inc. and certain of its affiliates (collectively, “WestPoint”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. As of the Petition Date, WestPoint was liable to us for an aggregate amount of no less than $6.0 million pursuant to a Sub-Licensing Agreement dated July 1, 2000. Subsequent to December 27, 2003, we received payment of the pre-petition receivable and the United States Bankruptcy Court approved an amended licensing agreement between WestPoint and us, which provides for the same royalty rate and minimums that are not materially less than the previous agreement.

      In December 2003 we received a demand on behalf of a stockholder to inspect the Company’s books and records relating to the amended and restated employment agreement dated June 23, 2003 between the Company and Ralph Lauren. The demand asserts that the purpose of the inspection is to determine, among other things, whether the directors of the Company breached their fiduciary duties in approving the compensation provided for in the employment agreement. While we intend to respond to the demand, we believe that the issues asserted by the demand are without merit.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a).
31.2	Certification of Gerald M. Chaney required by 17 CFR 240 13a-14(a).
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Gerald M. Chaney Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

      (b) Reports of Form 8-K —

      (i) Report on Form 8-K dated November 5, 2003 reporting the release of our results of operations for the fiscal quarter ended September 27, 2003 and attaching a copy of the press release reporting such results.

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

Date: February 10, 2004