Form 10-K
period 2004-04-03
POLO RALPH LAUREN CORP
filed 2004-06-07
CIK 1037038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑       No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).     Yes ☑       No ☐

      The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was approximately $1,186,214,066 as of September 26, 2003, the last business day of the registrant’s most recently completed second fiscal quarter.

      At May 21, 2004 57,356,515 shares of the registrant’s Class A Common Stock, $.01 par value and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value were outstanding.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrants’ Common Equity and Related Stockholders Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
SIGNATURES
POLO RALPH LAUREN CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
7. Other Assets
8. Accrued Expenses and Other
9. Restructuring Charge
21. Quarterly Information (Unaudited)
22. Subsequent Event
LIST OF SIGNIFICANT SUBSIDIARIES
CONSENT OF DELOITTE & TOUCHE LLP
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I

Item 1.	Business

General

      In this Form 10-K, references to “Polo,” “ourselves,” “we,” “our,” and “us” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context requires otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are referred to in this Form 10-K as “licensing partners” and the relationships between Polo and these licensees are referred to as “licensing alliances.” However, the legal relationship between ourselves and our licensees is not one of partnership, but of licensor and licensee. Our fiscal year ends on the Saturday nearest to March 31. All references to “Fiscal 2004” represent the 53-week fiscal year ended April 3, 2004, while references to “Fiscal 2003” and “Fiscal 2002” represent the 52-week fiscal years ended March 29, 2003 and March 30, 2002, respectively.

      We are a leader in the design, marketing and distribution of premium lifestyle products. For more than 35 years, our reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names, which include “Polo,” “Polo by Ralph Lauren,” “Ralph Lauren Purple Label,” “Polo Sport,” “Ralph Lauren,” “ Blue Label,” “Lauren,” “Polo Jeans,” “RL,” “Chaps” and “Club Monaco,” among others, constitute one of the world’s most widely recognized families of consumer brands. We believe that, under the direction of Ralph Lauren, the internationally renowned designer, we have influenced the manner in which people dress and live in contemporary society, reflecting an American perspective and lifestyle uniquely associated with Polo and Ralph Lauren.

      We combine our consumer insight and design, marketing and imaging skills to offer, along with our licensing partners, broad lifestyle product collections in four categories:

•	Apparel — Products include extensive collections of men’s, women’s and children’s clothing;

•	Home — Coordinated products for the home include bedding and bath products, furniture, fabric and wallpaper, paints, broadloom, tabletop and giftware;

•	Accessories — Accessories encompass a broad range of products such as footwear, eyewear, jewelry and leather goods, including handbags and luggage; and

•	Fragrance — Fragrance and skin care products are sold under our Glamorous, Romance, Polo, Lauren, Safari and Polo Sport brands, among others.

Our Website

      Our website is http://investor.polo.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available through our website under the caption “SEC Filings”, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. Information relating to corporate governance at Polo, including our Corporate Governance Policies, Code of Business Conduct and Ethics for all of our directors, officers, and employees, Code of Ethics for Principal Executive Officers and Senior Financial Officers; and information concerning our Directors, Board Committees, including Committee charters, and transactions in Polo securities by Directors and executive officers, is available at our website under the captions “Corporate Governance” and “SEC Filings”.

Recent Developments

      On May 25, 2004, the Company entered into a definitive agreement to acquire certain of the assets and to assume certain of the liabilities of RL Childrenswear Company, LLC, relating to the Childrenswear Licensee’s licensed childrenswear apparel business in the United States, Canada and Mexico (the “Childrenswear Business”). The purchase price for the acquisition of the Childrenswear Business will be $232.1 million in cash payable at closing, subject to a working capital adjustment, plus up to an additional $20 million of deferred and contingent cash payments. Payment of the purchase price will be funded by cash on hand and lines of credit as required. In addition, the Company will assume certain ordinary course trade payables and accrued expenses of the Childrenswear Licensee and accrued vacation obligations for the Childrenswear Licensee’s employees who will become employees of the Company following the closing of the acquisition. The assets of the Childrenswear Licensee being acquired by the Company include, among other things, the license; all inventories of the Childrenswear Licensee; certain leases; customer lists; supplier lists; and books and records.

      The Childrenswear Licensee and certain of its affiliates and shareholders have agreed to indemnify the Company for all of the liabilities of the Company related to the operation of the Childrenswear Business prior to the closing of the acquisition and have also agreed that they will not compete with the Childrenswear Business for a period of three years after the closing date. In addition, the Childrenswear Licensee and certain of its affiliates will provide information system and accounting services to the Company for a transitional period following the closing.

      The closing of the proposed transaction is subject to customary conditions, including the receipt of certain third party consents and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The closing of the transaction is anticipated to occur in late June 2004.

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”) to meet the minimum sales volumes for the year ended December 31, 2002 under the license agreements for the sale of products under the “Ralph” trademark between us and Jones dated May 11, 1998, these license agreements terminated as of December 31, 2003. We advised Jones that the termination of these license agreements would automatically result in the termination of the license agreements between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement between the Company and Jones dated May 11, 1998. The terms of the Lauren license agreements would otherwise have expired on December 31, 2006.

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

      On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgment in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. On

March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgment in our action for declaratory judgment that the Lauren agreements terminated on December 31, 2003 and dismissing our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding the alleged breach of her employment agreement. On April 16, 2004, we moved the Court to reconsider its orders, and a hearing on our motion was held on May 19, 2004. The Court has not yet issued a ruling as a result of this hearing. We have also filed notices of appeal of the orders. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition. However, we intend to continue to defend the case vigorously and believe our position is correct on the merits.

      The royalties that we received pursuant to the “Lauren” license agreements and “Ralph” license agreements represented revenues of approximately $23.0 million and $3.9 million, respectively in Fiscal 2004 and $37.4 million and $5.3 million, respectively, in Fiscal 2003. We no longer receive these royalties as a result of the termination of the Lauren and Ralph license agreements on December 31, 2003. Although the loss of the Lauren and Ralph royalties from Jones and the start up expenses associated with the Lauren line exceeded the income from our sales of Lauren products in the fourth quarter in Fiscal 2004, we expect that the income from our sales of Lauren products will at least replace the royalty income previously attributable to the Lauren and Ralph license agreements for Fiscal 2005. In total, royalties received from Jones, including royalties from the “Polo Jeans” license agreements, accounted for 17.2% of our aggregate licensing revenue for Fiscal 2004. The “Polo Jeans” license agreements were not covered under the terms of the Cross Default and Term Extension agreement and continues in effect.

      In June 2003, one of our licensing partners, WestPoint Stevens, Inc., and certain of its affiliates (“WestPoint”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. WestPoint produces bedding and bath product in our home collection, and royalties paid by WestPoint accounted for 15.9% of our licensing revenues in Fiscal 2003. On December 19, 2003, the United States Bankruptcy Court approved an amended licensing agreement between WestPoint and us which provides for the same royalty rate and minimums that are not materially less than the previous agreement. As of the end of the fiscal year, Westpoint’s payment status was satisfactory.

Operations

      We operate in three integrated business segments: wholesale, retail and licensing. Details of our net revenues by business segment are shown in the tables below. See also Note 18 to our consolidated financial statements for Fiscal 2004, Fiscal 2003 and Fiscal 2002 for further segment information.

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

	(Dollars in thousands)
Wholesale sales	$1,210,397	$1,187,363	$1,198,060
Retail sales	1,170,447	1,001,958	924,273

Net sales	2,380,844	2,189,321	2,122,333
Licensing revenue	268,810	250,019	241,374

Net revenues	$2,649,654	$2,439,340	$2,363,707

Wholesale

      Our wholesale business is divided primarily into three groups: Polo Brands, Lauren, and Collection Brands. In each of these wholesale groups, we offer discrete brand offerings, directed by teams consisting of design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts.

Polo Brands

      Our Polo Brands group sources, markets and distributes products under the following brands:

      Polo by Ralph Lauren. The Polo by Ralph Lauren menswear collection is a complete men’s wardrobe consisting of products related by theme, style, color and fabric. Polo by Ralph Lauren menswear is generally priced at a range of price points within the men’s premium ready-to-wear apparel market. We currently sell this collection through department stores, specialty stores and Polo Ralph Lauren and outlet stores in the United States and abroad.

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

      Polo Golf. The Polo Golf collection of men’s and women’s golf apparel is targeted at the golf and resort markets. Price points are similar to those charged for products in the Polo by Ralph Lauren line. We sell the Polo Golf collection in the United States through leading golf clubs, pro shops and resorts, in addition to department stores, specialty stores and Polo Ralph Lauren stores.

      RLX Polo Sport. The RLX Polo Sport collection of menswear and womenswear consists of functional sport and outdoor apparel for running, cross-training, skiing, snowboarding and cycling. We sell RLX Polo Sport in our Polo Ralph Lauren stores.

Lauren

      Lauren Ralph Lauren women’s collection is a complete women’s lifestyle brand consisting of products related by theme, style, color and fabric. Lauren Ralph Lauren Women’s is generally priced at a range of price points within the women’s better ready-to-wear apparel market. We currently sell this collection through department stores within the United States and Canada.

Collection Brands

      Our Collection Brands group sources, markets and distributes products under the following brands:

      Women’s Ralph Lauren Collection and Black Label. The Ralph Lauren Collection expresses our up-to-the-moment fashion vision for women. Ralph Lauren Black Label includes timeless versions of our most successful Collection styles as well as newly-designed classic signature styles. Collection and Black Label are offered through our own stores and limited distribution to premier fashion retailers. Price points are at the upper end to luxury range.

      Men’s Purple Label Collection. In fall 1995, we introduced our Purple Label collection of men’s tailored clothing and, in fall 1997, to complement the tailored clothing line, we launched our Purple Label sportswear line. We sell the Purple Label collection through our own stores and a limited number of premier fashion retailers, at price points at the upper end to luxury range.

Customers and Service

      Consistent with the appeal and distinctive image of our products and brands, we sell our menswear and womenswear products primarily to leading upscale department stores, specialty stores and golf and pro shops located throughout the United States, which have the reputation and merchandising expertise required for the effective presentation of Polo Ralph Lauren products. Collection Brands are distributed through a limited number of premier fashion retailers.

      Our wholesale products are distributed through the primary distribution channels throughout the United States, Europe and other regions as listed in the table below. We also distribute our products through Company owned stores as discussed in the “Direct Retailing” section. In addition, we also sell excess and out-of-season products through secondary distribution channels.

	Approximate Number of Doors
	as of April 3, 2004

	Polo	Collection
	Brands	Brands	Lauren

Department Stores	2,298	144	850
Licensed Stores	85	21	—
Specialty Stores	2,913	44	113
Golf and Pro Shops	2,225	—	—

      Department stores represent the largest customer group of our wholesale group. Significant department store customers based on a percentage of worldwide wholesale net sales for the year ended April 3, 2004 are:

•	Dillard Department Stores, Inc., which represented 14.1%,

•	Federated Department Stores, Inc., which represented 13.2%, and

•	The May Department Stores Company, which represented 10.4%.

      Collection Brands, Polo Brands, and Lauren products are primarily sold through their respective sales forces. Our Wholesale groups maintain their primary showrooms in New York City. In addition we maintain regional showrooms for the Polo Brands in Atlanta, Chicago, Dallas and Los Angeles and a Lauren regional showroom in Dallas.

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

      During Fiscal 2004, we added approximately 984 shop-within-shops. At April 3, 2004, we had approximately 2,480 shop-within-shops dedicated to our products and more than 696 shop-within-shops dedicated to our licensed products in the United States. Excluding significantly larger shop-within-shops in key department store locations, the size of our shop-within-shops typically ranges from approximately 600 to 1,500 square feet for Polo Brands, from approximately 600 to 1,200 square feet for our Lauren Brand, from approximately 600 to 1,000 square feet for our Collection Brands, and from approximately 300 to 900 square feet for Home Furnishings. In total, we estimate that approximately 3.0 million square feet of department store space in the United States is dedicated to our shop-within-shops. In addition to shop-within-shops, we use exclusively fixtured areas in department stores.

      Basic Stock Replenishment Program. Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. We generally ship these products within one to five days of order receipt. These products accounted for approximately 6.7% of our wholesale net sales in Fiscal 2004. We have also implemented a seasonal quick response program to allow replenishment of products which can be ordered for only a portion of each year.

Direct Retailing

      We operate retail stores dedicated to the sale of our products. Located in prime retail areas, our 116 full-price stores operate under the following names:

• Ralph Lauren	Ralph Lauren stores feature the full-breadth of the Ralph Lauren apparel, accessory and home product assortments in an atmosphere consistent with the distinctive attitude and luxury positioning of the Ralph Lauren brand.
• Club Monaco	Club Monaco stores feature updated fashion apparel and accessories for both men and women. The brand’s clean and updated classic signature style forms the foundation of a modern wardrobe.
• Caban	Caban home concept stores offer a unique shopping experience by mixing both fashion and interior design in a dynamic retail environment. Caban stores feature a complete range of product in bath, bedding, tabletop, home accessories, furniture and apparel.

      Our 147 outlet stores are generally located in outlet malls and operate as Polo Ralph Lauren Factory stores, Polo Jeans Factory stores, Ralph Lauren Home Factory stores and Club Monaco outlet stores.

      In addition to our own retail operations, as of April 3, 2004, we had granted a license to an independent party to operate one store in the United States. We receive the proceeds from the sale of our products to this store, which are included in wholesale net sales, and also receive royalties, which are included in licensing revenue, from our licensing partners sales to these stores. We generally do not receive any other compensation from this licensed store operator. See “Our Licensing Alliances.”

Full-Price Stores

      In addition to generating sales of our products, our worldwide full-price stores set, reinforce and capitalize on the image of our brands. We have 6 Flagship Ralph Lauren stores, which showcase our upper end luxury styles and products and demonstrate our most refined merchandising techniques. We also operate 47 Ralph Lauren stores, 2 RRL stores (to be closed in Fiscal 2005) and 61 Club Monaco stores. During Fiscal 2004, we added 9 full price stores, net of 3 store closings. Our stores range in size from approximately 3,500 to over 27,000 square feet. These full-price stores are situated in upscale regional malls and major upscale street locations generally in large urban markets. We generally lease our stores for initial periods ranging from 5 to 10 years with renewal options.

Outlet Stores

      We extend our reach to additional consumer groups through our 96 domestic Polo Ralph Lauren outlet stores, 22 domestic Polo Jeans outlet stores, 7 Club Monaco outlet stores and 22 European outlet stores. During Fiscal 2004, we added 6 new outlet stores, net of 2 store closings.

•	Polo Ralph Lauren Factory outlet stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from 3,000 to 20,000 square feet, with an average of approximately 8,900 square feet, these stores are principally located in major outlet centers in 34 states and Puerto Rico.

•	Polo Jeans Factory outlet stores carry all classifications within the Polo Jeans line, including denim, knit and woven tops, sweaters, outerwear, casual bottoms and accessories. Ranging in size from 2,600 to 5,100 square feet, with an average of 3,900 square feet, these stores are principally located in major outlet centers in 13 states.

•	Club Monaco outlet stores offer basic and fashion Club Monaco items. Ranging in size from 6,100 to 12,500 square feet, these stores are principally located in the United States and Canada.

•	European outlet stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from 2,500 to 13,200 square feet, with an average of approximately 5,500 square feet, these stores are principally located in major outlet centers in 7 countries.

      Outlet stores purchase products directly from us, including our retail stores, our product licensing partners and our suppliers. Outlet stores purchase products from us generally at cost, and from our domestic product licensing partners and our retail stores at negotiated prices. Outlet stores also source basic products and styles directly from our suppliers. In Fiscal 2004, our domestic outlet stores purchased approximately 7.7% of their products from us, 43.8% from our product licensing partners, and 48.5% directly from our suppliers of products.

Our Licensing Alliances

      Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product or geographic competencies of our licensing partners to create and build new businesses. We generally seek out licensing partners who:

•	are leaders in their respective markets,

•	contribute the majority of our product development costs,

•	provide the operational infrastructure required to support the business, and

•	own the inventory.

      We grant product and international licensing partners the right to manufacture and sell at wholesale and international licenses to sell at retail, specified categories of products under one or more of our trademarks. Our international licensing partners produce and source products both independently, and in conjunction with us and our product licensing partners. Each licensing partner pays us royalties based upon its sales of our products, subject generally, to a minimum royalty requirement. Other than our Ralph Lauren Home collection licenses, which are discussed below, these payments generally range from 2.5% to 15.0% of the licensing partners’ sales of the licensed products. In addition, licensing partners are required to allocate between approximately 3% and 4% of their sales to advertise our products and share in the creative costs associated with these products. Larger allocations are required in connection with launches of new products or in new territories.

      We work closely with our licensing partners to ensure that their products are developed, marketed and distributed so as to address the intended market opportunity and to present consistently to consumers worldwide the distinctive perspective and lifestyle associated with our brands. Virtually all aspects of the design, production quality, packaging, merchandising, distribution, advertising and promotion of Polo Ralph Lauren products are subject to our prior approval and continuing oversight. The result is a consistent identity for Polo Ralph Lauren products across product categories and international markets.

      We had 16 product, 9 international and 10 home licensing partners as of April 3, 2004. We derive a substantial portion of our net income from the licensing revenue we receive from our licensing partners. Approximately 43.2% of our licensing revenue for Fiscal 2004 was derived from three product licensing partners: Jones Apparel Group, Inc., Westpoint Stevens, Inc. and Impact 21 each accounted for 17.2%, 14.7% and 11.3%, respectively, of licensing revenue in Fiscal 2004. (See Note 3 to our Consolidated Financial Statements.)

Product Licensing Alliances

      As of April 3, 2004, we had agreements with 16 product licensing partners relating to our men’s and women’s sportswear, men’s tailored clothing, children’s apparel, personal wear, accessories and fragrances. The products offered by our product licensing partners are listed below.

Licensing Partner	Licensed Product Category

L’Oreal S.A./ Cosmair, Inc.	Men’s and Women’s Fragrances and Skin Care Products
Jones Apparel Group, Inc.	Men’s and Women’s Polo Jeans Casual Apparel and Sportswear
Carole Hochman Design (a subsidiary of Jones Apparel Group, Inc.)	Women’s Sleepwear, lounge and robe
Corneliani S.P.A	Men’s Polo Tailored Clothing
Peerless, Inc.	Men’s Chaps and Lauren Tailored Clothing
RL Childrenswear Company, LLC (a subsidiary of S. Schwab Company, Inc.)	Children’s Apparel
Sara Lee Corporation	Men’s and Children’s Personal Wear Apparel
Reebok International Ltd.	Men’s and Women’s Dress, Casual and Performance Athletic Footwear
Wathne, Inc.	Handbags and Luggage
Hot Sox, Inc.	Men’s, Women’s and Boys’ Hosiery
New Campaign, Inc.	Belts and Other Small Leather Goods
Echo Scarves, Inc.	Scarves and Gloves for Men and Women
Carolee, Inc.	Jewelry
Safilo USA, Inc.	Eyewear
The Warnaco Group, Inc.	Men’s Chaps Sportswear
Apparel Ventures, Inc.	Women’s and Girl’s Swimwear

      As described previously under the caption “Recent Developments,” we have entered into an agreement to acquire certain assets and liabilities of RL Childrenswear, LLC, our Childrenswear Licensee for North America.

International Licensing Alliances

      We believe that international markets offer additional opportunities for our quintessential American designs and lifestyle image. We work with our international licensing partners to facilitate international expansion. International expansion opportunities may include:

•	the roll out of new products and brands following their launch in the U.S.,

•	the introduction of additional product lines,

•	the entrance into new international markets, and

•	the addition of Ralph Lauren or Polo Ralph Lauren stores in these markets.

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

      International licensing partners also operate stores, which at April 3, 2004, consisted of 37 Polo Ralph Lauren stores, 3 Polo Sport stores, 21 Polo Jeans stores, 2 Children’s stores, 11 Ralph Lauren stores and 10 Polo outlet stores. Approximately 11.3% of our licensing revenue in Fiscal 2004 was derived from our partner, Impact 21.

      Our ability to maintain and increase royalties under foreign licenses is dependent upon certain factors not within our control, including fluctuating currency rates, currency controls, withholding requirements levied on royalty payments, governmental restrictions on royalty rates, political instability and local market conditions.

      See “Risk Factors — Risks Related to Our Business — Our business is exposed to domestic and foreign currency fluctuations” and “Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products.”

Ralph Lauren Home

      Together with our licensing partners, we offer an extensive collection of home products that draw upon, and add to, the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home and Lauren Ralph Lauren brands in three primary categories: bedding and bath, home décor and home improvement. As of April 3, 2004, we had agreements with eight domestic and two international home product licensing partners.

      We perform a broader range of services for our Ralph Lauren Home licensing partners than we do for our other licensing partners. The services we perform include design, operating showrooms, marketing, advertising and, in some cases, sales. As a result, we receive a higher average royalty rate from our Ralph Lauren Home collection licensing partners, typically ranging from 15% to 17%. In general, the licensing partners manufacture, own the inventory and ship the products. Our Ralph Lauren Home licensing alliances generally have three to five year terms and may grant the licensee conditional renewal options.

      Ralph Lauren Home products are positioned at the upper tiers of their respective markets and are offered at a range of price levels. These products are generally distributed through several channels of distribution, including department stores, specialty home furnishings stores, interior design showrooms, customer direct mail catalogs, home centers and the Internet. As with our other products, the use of shop-within-shops is central to our department store distribution strategy.

      The Ralph Lauren Home and Lauren Ralph Lauren products offered by us and our domestic licensing partners are:

Category	Product	Licensing Partner

Bedding and Bath	Sheets, bedding accessories, towels and shower curtains, blankets, down comforters, other decorative bedding and accessories	WestPoint Stevens, Inc.
	Bath rugs	Lacey Mills
Home Décor	Fabric and wallpaper	P. Kaufmann, Inc.
Designers Guild Ltd.
	Furniture	Henredon Furniture Industries, Inc.
	Tabletop and giftware	Mikasa, Inc.
	Table linens, placemats, tablecloths and napkins	Brownstone
Home Improvement	Interior paints and stains	ICI/ Glidden Company
	Broadloom carpets and area rugs	Karastan, a division of Mohawk Carpet Corporation

      WestPoint Stevens, Inc. offers a basic stock replenishment program that includes bath and bedding products and accounted for approximately 84% of their net sales of total Ralph Lauren Home products in Fiscal 2004. WestPoint Stevens, Inc. accounted for approximately 68.8% of total Ralph Lauren Home licensing revenue in Fiscal 2004. See “Recent Developments” and “Risk Factors — Risks Related to Our Business — Our business could suffer as a result of consolidations, restructurings and other ownership changes in the retail industry.”

Design

      Our products reflect a timeless and innovative American style associated with and defined by Ralph Lauren and the Polo design team. Our consistent emphasis on innovative and distinctive design has been an important contributor to the prominence, strength and reputation of the Polo Ralph Lauren brands.

      We form design teams around our brands and product categories to develop concepts, themes and products for each of our businesses. These teams work in close collaboration with merchandising, sales and production staff and licensing partners in order to gain market and other input.

      All Ralph Lauren products are designed by, or under the direction of, Ralph Lauren and our design staff, which is divided into six departments: Menswear, Womenswear, Lauren, Children’s, Accessories and Home. Club Monaco’s design staff is located in New York and Toronto, Canada and is divided into three teams: Menswear, Womenswear and Home.

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

      We create distinctive image advertising for all our Polo Ralph Lauren products, conveying the particular message of each brand within the context of our core themes. Advertisements generally portray a lifestyle rather than a specific item and often include a variety of Polo Ralph

Lauren products offered by both ourselves and our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons with additions throughout the year to coincide with product deliveries. In addition to print, some product categories have utilized television and outdoor media in their marketing programs for certain product categories.

      In general, three to four percent of licensing related sales are spent for advertising. We directly coordinate advertising placement for our domestic product licensing partners. Together with our licensing partners, we collectively spent more than $200 million worldwide to advertise and promote Polo Ralph Lauren products in Fiscal 2004.

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

Sourcing, Production and Quality

      Over 350 different manufacturers worldwide produce our apparel products. We source finished products and raw materials. Raw materials include fabric, buttons and other trim and are sourced primarily with respect to our Collection Brands. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. We contract for the manufacture of our products and do not own or operate any production facilities of our own. As part of our efforts to reduce costs and enhance the efficiency of our sourcing process, we have shifted a substantial portion of our sourcing to foreign suppliers. In Fiscal 2004, less than 5%, by dollar volume, of our products were produced in the United States; and over 95%, by dollar volume, were produced in Hong Kong and other countries. See “Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products.”

      Two manufacturers engaged by us accounted for approximately 16% and 11% of our total production during Fiscal 2004, respectively. The primary production facilities of these two manufacturers are located in Asia.

      Our product purchases are divided broadly into three brand categories:

•	LDP Purchasing — purchases of finished products, where the supplier is responsible for the purchasing and carrying of raw materials, including all logistics and inbound duties and arrangements (custom and broker) to selected country port of entry;

•	FOB Purchasing — purchases of finished products, where the supplier is responsible for the purchasing and carrying of raw materials; and

•	CMT Purchasing — cut, make and trim purchasing, where we are responsible for purchasing and moving raw materials to finished product assemblers located around the world.

      We must commit to manufacture the majority of our garments before we receive customer orders. We also must commit to purchase fabric from mills well in advance of our sales. If we overestimate the demand for a particular product which we cannot sell to our primary customers, we may sell the excess in our outlet stores or sell the product through secondary distribution channels. If we overestimate the need for a particular fabric or yarn, that fabric or yarn may be used in garments made for subsequent seasons or made into past season’s styles for distribution in our outlet stores.

      We have been working closely with suppliers in recent years to reduce lead times to maximize fulfillment (e.g., shipment) of orders and to permit re-orders of successful programs. In particular, we have increased the number of deliveries within certain brands each season so that merchandise is kept fresh at the retail level.

      Suppliers operate under the close supervision of our global manufacturing division and buying agents headquartered in Asia and Europe. All garments are produced according to our specifications. Production and quality control staff in the United States, Asia and Europe monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification and compliance programs, so that quality assurance is focused upon as early as possible in the production process and flow ready merchandise activities, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

Competition

      Competition is strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel and accessories, fragrances and home furnishing products, domestic and foreign, including Liz Claiborne, Inc., Jones Apparel Group, Inc., Tommy Hilfiger Corporation, Calvin Klein, Inc. and Giorgio Armani Spa in the branded apparel market sector, and Gucci Group N.V. and LVMH Moet Hennessy Louis Vuitton in the luxury market sector. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality and service, which depend on our ability to:

•	shape and stimulate consumer tastes and preferences by producing innovative, attractive and exciting products, brands and marketing,

•	anticipate and respond to changing consumer demands in a timely manner,

•	maintain favorable brand recognition,

•	develop and produce high quality products that appeal to consumers,

•	appropriately price our products,

•	provide strong and effective marketing support,

•	ensure product availability, and

•	obtain sufficient retail floor space and effectively present our products at retail.

      See “Risk Factors — Risks Relating to the Industry in Which we Compete — We face intense competition in the worldwide apparel industry.”

Distribution

      To facilitate distribution domestically, Ralph Lauren men’s and women’s products are shipped from manufacturers to our distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. The facility is designed to allow for high density cube storage and utilizes bar code technology to provide inventory management and carton controls. Product traffic management is coordinated from this facility. European distribution and warehousing during Fiscal 2004 was handled by third party distribution centers, however, with the European restructuring, the majority of the distribution has been consolidated into one third party facility located in Parma, Italy.

      Our full-price store and outlet store distribution and warehousing are principally handled through the Greensboro distribution center. We also used a facility in New Jersey, which was closed in Fiscal 2004. Club Monaco products are distributed from facilities in Ontario, New Jersey and California.

Management Information System

      Our management information systems make the marketing, manufacturing, importing and distribution of our products more efficient by providing, among other things:

•	comprehensive order processing,

•	production information,

•	accounting information, and an

•	enterprise view of information for our marketing, manufacturing, importing and distribution functions.

      We use point-of-sale registers in our stores that enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial systems, coupled with our point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting.

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

Credit Control

      We manage our own credit function. We sell our merchandise primarily to major department stores across the United States and extend credit based on an evaluation of the customer’s financial condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor our accounts receivables or maintain credit insurance to manage the risks of bad debts. Our bad debt write-offs were $2.0 million in Fiscal 2004, representing less than one percent of net revenues. See “Risk Factors — Risks Related to Our Business — Our business could be negatively impacted by any financial instability of our customers.”

Backlog

      We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation for late delivery. As of April 3, 2004, our summer and fall backlog, including orders for Lauren was $215.0 million and $474.8 million, respectively. Our backlog depends upon a number of factors, including the timing of the market weeks for our particular lines, during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

Trademarks

      We own the “Polo,” “Ralph Lauren” and the famous polo player astride a horse trademarks in the United States. Other trademarks we own include:

• “Chaps” • “Polo Sport” • “Lauren/ Ralph Lauren” • “RALPH” • “Polo Jeans Co.”	• “RRL” • “Club Monaco” • various trademarks pertaining to fragrances and cosmetics

      In acquiring the “RRL” trademarks, we agreed to allow Mr. Lauren to retain the royalty-free right to use as trademarks “Ralph Lauren,” “Double RL” and “RRL” in perpetuity in connection with, among other things, beef and living animals. The trademarks “Double RL” and “RRL” are currently used by the Double RL Company, an entity wholly owned by Mr. Lauren. In addition, Mr. Lauren has the right to engage in personal projects involving film or theatrical productions (not including or relating to our business) through RRL Productions, Inc., a company wholly owned by Mr. Lauren.

      Our trademarks are the subjects of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings and beauty products, as well as in connection with retail services, and we continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the marks are used in connection with the products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. See Item 3 — “Legal Proceedings.” As a result of the appeal of our trademarks, our products have been the object of counterfeiting. We have a broad enforcement program which has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad.

      In markets outside of the United States, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties which have acquired ownership rights in certain trademarks, including “Polo” and/or a representation of a polo player astride a horse, which would have impeded our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks. See “Risk Factors — Risks Related to Our Business — Our trademarks and other intellectual property rights may not be adequately protected outside the United States” and Item 3 — “Legal Proceedings.”

      Two agreements by which we resolved conflicts with third-party owners of other trademarks currently impose restrictions or monetary obligations on us. In one, we reached an agreement with a third party which owned competing registrations in numerous European and South American countries for the trademark “Polo” and a symbol of a polo player astride a horse. By virtue of the agreement, we have acquired that third party’s portfolio of trademark registrations in exchange for the payment of our royalties in Central America and South America and parts of the Caribbean solely in respect of our use of trademarks which include “Polo” and the polo player symbol, and not, for example, “Ralph Lauren” alone, “Lauren/ Ralph Lauren,” “RRL,” and others. This obligation to share royalties with respect to Central and South America and parts of the Caribbean expires in 2013, but we also have the right to terminate this obligation at any time by paying $3.0 million.

      The second agreement was reached with a third party which owned conflicting registrations of the trademarks “Polo” and a polo player astride a horse in the United Kingdom, Hong Kong and South Africa. Under the agreement, the third party retains the right to use the “Polo” and polo player symbol marks in South Africa and all other countries that comprise Sub-Saharan Africa, and we agreed to restrict use of those Polo marks in those countries to fragrances and cosmetics solely as part of the composite trademark “Ralph Lauren” and the polo player symbol, as to which our use is unlimited, and to the use of the polo player symbol mark on women’s and girls’ apparel and accessories and women’s and girls’ handkerchiefs. By agreeing to those restrictions, we secured the unlimited right to use our trademarks in the United Kingdom and Hong Kong without payment of any kind, and the third party is prohibited from distributing products under those trademarks in those countries.

Government Regulation

      Our import operations are currently subject to quota restrictions imposed by bilateral textile agreements between the United States and a number of foreign countries which continue through December 31, 2004. These agreements were negotiated either under the framework established by the World Trade Organization (the “WTO”) regarding international trade in textiles, known as the “WTO Agreement on Textiles and Clothing,” or other applicable statutes.

      Pursuant to the WTO Agreement, effective January 1, 2005, the United States and other WTO member countries are required, with few exceptions, to remove quotas on goods from WTO member countries. The complete removal of quotas should benefit the Company by allowing it to source its products without the necessity of purchasing and obtaining quotas. However, the Company’s business may be negatively affected by the limited remaining quotas toward the end of calendar year 2004 and the possibility that the United States may impose safeguard quota on products from China in early 2005. If the elimination of quota results in import surges from certain countries, the possibility also exists that other trade actions may be taken by the United States to prevent imports in injurious quantities which may adversely effect the company’s ability to import product.

      Our imported products are also subject to U.S. customs duties which comprise a material portion of the cost of the merchandise. See “Risk Factors — Risks Related To Our Business — Our business is subject to risks associated with importing products.”

      Exports of certain of our US-manufactured products into the European market are subject to increased duties of five percent starting in March 2004 and increasing at a rate of one percent each month through March 2005 until such time as the extra territorial income tax exclusion act is repealed by Congress in accordance with the WTO’s ruling that it is non-compliant with international law.

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

Employees

      As of April 3, 2004, we had approximately 13,000 employees, consisting of approximately 11,000 in the United States and approximately 2,000 in foreign countries. Approximately 21 of our United States production and distribution employees in the womenswear business are members of the Union of Needletrades, Industrial & Textile Employees under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers

      The following are our current executive officers and their business experience for the past five years in accordance with SEC rules.

Ralph Lauren	Age 64	Chairman and Chief Executive Officer
Roger N. Farah	Age 51	President and Chief Operating Officer since April 2000. Chairman of the Board of Venator Group, Inc. from December 1994 to April 2000 and Chief Executive Officer of Venator Group, Inc. from April 1994 to August 1999.
Gerald M. Chaney	Age 57	Senior Vice President of Finance and Chief Financial Officer since November 2000. Senior Vice President of Finance and Chief Financial Officer of Kellwood Company from December 1998 to November 2000.
Mitchell A. Kosh	Age 54	Senior Vice President of Human Resources since July 2000. Senior Vice President of Human Resources of Conseco, Inc., from February 2000 to July 2000. Prior to that, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

F. Lance Isham, Age 59, who retired on March 31, 2004, had served as our Vice Chairman since April 2000. He served as our President from 1998 to April 2000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of “Risk Factors.” Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies,

•	our intention to introduce new products and enter into new licensing alliances,

•	our plans to open new retail stores,

•	our ability to make strategic acquisitions of selected licensees,

•	anticipated effective tax rates in future years,

•	future expenditures for capital projects,

•	our ability to continue to maintain our brand image and reputation,

•	our ability to continue to initiate cost cutting efforts and improve profitability,

•	our plans to expand internationally, and

•	our efforts to improve the efficiency of our distribution system.

      These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of the facts described in “Risk Factors” including, among others, changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors, changes in the economy, and other events leading to a reduction in discretionary consumer spending. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will in fact transpire.

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

      Mr. Ralph Lauren’s leadership in the design, marketing and operational areas of our business has been a critical element of our success. The loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are currently not protected by a material amount of key-man or similar life insurance covering Mr. Lauren or any of our other executive officers. We have entered into employment agreements with Mr. Lauren and several other of our executive officers.

A substantial portion of our net sales and gross profit is derived from a small number of large customers.

      Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. We believe that a substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. Our three significant department store customers accounted for 37.6% of our wholesale net sales during Fiscal 2004, while our ten largest customers accounted for approximately 46.2% of our wholesale net sales during Fiscal 2004.

      We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or our licensing partners, or to change their manner of doing business with us or our licensing partners, could have a material adverse effect on our financial condition and results of operations. See “BUSINESS — Operations — Customers and Service.”

Our business could be negatively impacted by any financial instability of our customers.

      We sell our merchandise primarily to major department stores across the United States and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables. Three of our customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, in aggregate constituted 40.1% of trade accounts receivable outstanding at April 3, 2004. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. See “BUSINESS — Credit Control.”

Our business could suffer as a result of a manufacturer’s inability to produce our goods on time and to our specifications.

      We do not own or operate any manufacturing facilities and therefore depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications by both domestic and international manufacturers. During Fiscal 2004, less than 5%, by dollar value, of our men’s and women’s products were manufactured in the United States and over 95%, by dollar value, of these products were manufactured in Hong Kong and other countries. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

Our business could suffer if we need to replace manufacturers.

      We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot guarantee that this additional capacity will be available when required on terms that are acceptable to us. See “BUSINESS — Sourcing, Production and Quality.” We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.

Our business could suffer if one of our manufacturers fails to use acceptable labor practices.

      Two of the manufacturers engaged by us accounted for approximately 16% and 11% of our total production during Fiscal 2004. The primary production facilities of these two manufacturers are located in Asia. We require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us or one of our licensing partners, or the divergence of an independent manufacturer’s or licensing partner’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

Our business is subject to risks associated with importing products.

      As of April 3, 2004, we source a significant portion of our products outside the United States through arrangements with over 350 foreign manufacturers in various countries. Approximately 95%, by dollar volume, of our products were produced in foreign countries in Fiscal 2004. Risks inherent in importing our products include:

•	quotas imposed by bilateral textile agreements. These agreements limit the amount and type of goods that may be imported annually from these countries. Effective January 1, 2005, the United States, with few exceptions, is obligated to remove quotas applicable to goods from all WTO member countries. However, until January 1, 2005, we could experience potential shortages of goods and increased airfreight costs due to the limited remaining quota supply in calendar 2004, which could have a material adverse effect on our business or results of operations.

•	changes in social, political and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located,

•	the imposition of additional regulations relating to imports,

•	the imposition of additional duties, taxes and other charges on imports,

•	significant fluctuations of the cost of raw materials,

•	significant fluctuations of the value of the dollar against foreign currencies, and

•	restrictions on the transfer of funds.

      Any one of these factors could have a material adverse effect on our financial condition and results of operations. See “BUSINESS — Sourcing, Production and Quality.”

We are dependent upon the revenue generated by our licensing alliances.

      Approximately 46.5% of our income from operations for Fiscal 2004 was derived from licensing revenue received from our licensing partners. Approximately 43.2% of our licensing revenue for Fiscal 2004 was derived from three licensing partners. Jones Apparel Group, Inc., WestPoint Stevens, Inc. and our international licensing partner Impact 21 each accounted for 17.2%, 14.7% and 11.3%, respectively. See “— Risks Related to our Business — An adverse result in the lawsuit that Jones filed against the Company could have a material effect on our results of operations and financial condition.” In June 2003, one of our licensing partners, WestPoint Stevens, Inc. and certain of its affiliates filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy code. WestPoint Stevens, Inc. produces bedding and bath products for our Home Collection. On December 19, 2003, the United States Bankruptcy Court approved an amended licensing agreement between WestPoint Stevens, Inc. and us. The amended agreement provides for the same royalty rate and minimum royalties that are not materially less than the previous agreement.

      We had no other licensing partner which accounted for more than 10% of our licensing revenue in Fiscal 2004. The interruption of the business of any one of our material licensing partners due to any of the factors discussed immediately below could also adversely affect our licensing revenues and net income.

We rely on our licensing partners to preserve the value of our licenses.

      The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner’s business, including, for example, risks associated with a particular licensing partner’s ability to:

•	obtain capital;

•	manage its labor relations;

•	maintain relationships with its suppliers;

•	manage its credit risk effectively; and

•	maintain relationships with its customers.

      Although some of our license agreements prohibit licensing partners from entering into licensing arrangements with our competitors, our licensing partners generally are not precluded from offering, under other brands, the types of products covered by their license agreements with us. A substantial portion of sales of our products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses.

Failure to maintain licensing partners could harm our business.

      Although we believe in most circumstances we could replace existing licensing partners if necessary, our inability to do so for any period of time could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See “BUSINESS — Operations — Our Licensing Alliances.”

Our trademarks and other intellectual property rights may not be adequately protected outside the United States.

      We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. In the course of our international expansion, we have, however, experienced conflict with various third parties that have acquired or claimed ownership rights in some trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have in the past successfully resolved these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition and results of operations. Nevertheless, we cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. See “BUSINESS — Trademarks,” and Item 3 — “LEGAL PROCEEDINGS.”

We cannot assure the successful implementation of our growth strategy.

      As part of our growth strategy, we seek to extend our brands, expand our geographic coverage, increase direct management of our brands by opening more of our own stores, strategically acquiring select licensees and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in Europe, Asia and other international areas. We may have difficulty hiring and retaining qualified key employees or otherwise successfully managing such expansion. In addition, Europe, as a whole, lacks the large wholesale distribution channels found in the United States, and we may have difficulty developing successful distribution strategies and alliances in each of the major European countries.

      Implementation of our strategy also involves the continued expansion of our network of retail stores, in both the United States and abroad. We may not be able to purchase or lease desirable store locations or renew existing store leases on acceptable terms. Furthermore, we may not be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration.

Our business is exposed to domestic and foreign currency fluctuations.

      We generally purchase our products in U.S. dollars. However, we source most of our products overseas and, as a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales and licensing revenue generally is derived from sales in foreign currencies. These foreign currencies include the Japanese Yen, the Euro and the Pound Sterling, and this revenue could be materially affected by currency fluctuations. Approximately 32.4% of our licensing revenue was received from international licensing partners in Fiscal 2004. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See Item 7 — “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”

Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.

      Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations. These include:

•	the burdens of complying with a variety of foreign laws and regulations;

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers to some international markets;

      We are also subject to general political and economic risks in connection with our international operations, including:

•	political instability and terrorist attacks;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.

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

      As a result of the failure of Jones to meet the minimum sales volumes for the year ended December 31, 2002, under the license agreements for the sale of products under the “Ralph” trademark between us and Jones, these license agreements terminated as of December 31, 2003. We advised Jones that the termination of these licenses would automatically result in the termination of the licenses between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement between the Company and Jones dated May 11, 1998. The Lauren license agreements would otherwise have expired on December 31, 2006.

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we breached our agreements with Jones with respect to the “Lauren” trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement, and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it would treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million, punitive damages and enforcement of the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements terminated as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits have been consolidated.

      On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgment in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granted Jones’ motion for summary judgement in our action for declaratory judgement the Lauren Agreements terminated on December 31, 2003 and dismissed our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On April 16, 2004, we moved the court to reconsider its orders, and a hearing on our motion was held on May 19, 2004. The Court has not yet issued a ruling as a result of this hearing. We have also filed notices of appeal of the orders. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition. However, we intend to continue to defend the case vigorously and believe our position is correct on the merits.

      The royalties that we received pursuant to the “Lauren” license agreements and “Ralph” license agreements represented revenues of approximately $23.0 million and $3.9 million, respectively, in Fiscal 2004 and approximately $37.4 million and $5.3 million, respectively, in Fiscal 2003. We no longer receive these royalties as a result of the termination of the Lauren and Ralph license agreements on December 31, 2003. We have begun to produce, market and ship the Lauren line. We expected that the loss of the Lauren and Ralph royalties from Jones and the start up expenses associated with the Lauren line would exceed the anticipated income from our sales of Lauren products in the fourth quarter in Fiscal 2004. In total, royalties received from Jones, including royalties from the “Polo Jeans” license agreements, accounted for 17.2% of our licensing revenue for Fiscal 2004 and 27.2% of our licensing revenue during Fiscal 2003. The “Polo Jeans” license agreements were not covered under the terms of the Cross Default and Term Extension agreement and continue in effect.

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

      We face a variety of competitive challenges from other domestic and foreign fashion-oriented apparel and casual apparel producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We compete with these companies primarily on the basis of:

•	anticipating and responding to changing consumer demands in a timely manner;

•	maintaining favorable brand recognition;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers;

•	appropriately pricing products;

•	providing strong and effective marketing support;

•	creating an acceptable value proposition for retail customers;

•	ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers; and

•	obtaining sufficient retail floor space and effective presentation of our products at retail.

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

      Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, we cannot assure you that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and cause us to lose sales. See “BUSINESS — Sourcing, Production and Quality.”

A downturn in the economy may affect consumer purchases of discretionary items and luxury retail products, which could adversely affect our sales.

      The industries in which we operate are cyclical. Many factors affect the level of consumer spending in the apparel, cosmetic, fragrance and home products industries, including, among others:

•	general business conditions;

•	interest rates;

•	the availability of consumer credit;

•	taxation; and

•	consumer confidence in future economic conditions.

Consumer purchases of discretionary items and luxury retail products, including our products, may decline during recessionary periods and at other times when disposable income is lower. A downturn in the economies in which we, or our licensing partners, sell our products, may adversely affect our revenues. The current economic conditions have and may continue to adversely affect consumer spending and sales of our products.

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

      In recent years, the retail industry has experienced consolidation and other ownership changes. Some of our customers have operated under the protection of the federal bankruptcy laws. In the future, retailers in the United States and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry, including:

•	consolidating their operations;

•	undergoing restructurings;

•	undergoing reorganizations; or

•	realigning their affiliations.

While to date these changes in the retail industry have not had a material adverse effect on our business or financial condition, our business could be materially affected by these changes in the future. See “— Risks Related to Our Business — We are dependent upon the revenue generated by our licensing alliances.”

Item 2.	Properties

      Our distribution and administrative functions are conducted in both leased and owned facilities. We also lease space for our retail and outlet stores, showrooms, and warehouse and office space in various domestic and international locations. We do not own any real property except for our distribution facility in Greensboro, North Carolina and a parcel of land adjacent to the facility, and Polo Ralph Lauren stores in Southampton, New York and Nantucket, Massachusetts.

      The following table sets forth information with respect to our key properties:

		Approximate	Current Lease Term
Location	Use	Sq. Ft.	Expiration

Greensboro, N.C.	Distribution Facility	1,500,000	Owned
650 Madison Avenue, NYC	Executive, corporate office and design studio, Polo Brand showrooms	206,000	December 31, 2009
Lyndhurst, N.J.	Corporate and retail administrative offices	162,000	February 28, 2008
550 7th Avenue, NYC	Corporate office, design studio and Lauren showroom	70,000	December 31, 2018
Geneva, Switzerland	European corporate offices	48,000	March 1, 2013

      The leases for our non-retail facilities (approximately 41 in all) provide for aggregate annual rentals of approximately $28.0 million in Fiscal 2004. We anticipate that we will be able to extend those leases which expire in the near future on terms satisfactory to us or, if necessary, locate substitute facilities on acceptable terms.

      As of April 3, 2004, the Company operated 263 retail stores, totaling 1.86 million square feet. Aggregate annual rentals for retail space in Fiscal 2004 totaled approximately $79.0 million. We anticipate that we will be able to extend those leases which expire in the near future on satisfactory terms or relocate to desirable locations.

Item 3.	Legal Proceedings

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”) to meet the minimum sales volumes for the year ended December 31, 2002 under the license agreements for the sale of products under the “Ralph” trademark between us and Jones dated May 11, 1998, these license agreements terminated as of December 31, 2003. We advised Jones that the termination of these license agreements would automatically result in the termination of the license agreements between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement between us and Jones dated May 11, 1998. The terms of the Lauren license agreements would otherwise have expired on December 31, 2006.

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

      On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgment in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgement in our action for declaratory judgement that the Lauren agreements terminated on December 31, 2003 and dismissing our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On April 16, 2004, we moved the court to reconsider its orders, and a hearing on our motion was held on May 19, 2004. The Court has not yet issued a ruling as a result of this hearing. We have also filed notices of appeal of the orders. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition. However, we intend to continue to defend the case vigorously and believe our position is correct on the merits.

      On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against us and our Polo Retail, LLC subsidiary in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. The Court ordered the parties to conduct limited discovery to that end. Discovery has been stayed pending the outcome of voluntary mediation between the parties, which commenced on May 12, 2004.

      On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleges near identical claims to these in the federal class action. The class representatives consist of former employees and the plaintiff in the federal court action. Defendants in this class action include us and our Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. and San Francisco Polo, Ltd. subsidiaries as well as a non-affiliated corporate defendant and two current managers. As in the federal action, the complaint seeks an unspecified amount of action and punitive restitution of monies spent, and declaratory relief. The state court class action has been stayed pending resolution of the federal class action.

      On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our famous trademarks. This lawsuit continues to proceed as both sides are awaiting the court’s decision on various motions. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which is effectively a counterclaim by them in connection with the original trademark action, asserts claims related to our actions in connection with our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stem from our contacts with the United States Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims have been settled, except for the Company’s claims that the defendants violated the Company’s trademark rights. We did not pay any damages in this settlement. No date has been set for trial yet.

      On December 5, 2003, United States Polo Association, USPA Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) filed a Demand for Arbitration against the Company in Sweden under the auspices of the International Centre for Dispute Resolution seeking a declaratory judgement that USPA’s so-called Horseman symbol does not infringe on Polo Ralph Lauren’s trademark and other rights. No claim for damages is stated. On February 19, 2004, we answered the Demand for Arbitration, contesting the arbitrability of USPA’s claim for declaratory relief. We also asserted our own counterclaim, seeking a judgement that the USPA’s Horseman symbol infringes on our trademark and other rights. We also seek injunctive relief and damages in an unspecified amount. On March 5, 2004, USPA answered our counterclaim, denying the allegations set forth therein. A hearing has been set in this matter for June 29, June 30, July 1, August 28 and August 29. We will continue to contest the arbitrability of USPA’s claim for declaratory relief and, continue vigorously to pursue our counterclaim and contest the claim lodged against us by USPA.

      In December 2003, we received a demand on behalf of a stockholder to inspect the Company’s books and records relating to the amended and restated employment agreement dated June 23, 2003 between the Company and Ralph Lauren. The demand asserts that the purpose of the inspection is to determine, among other things, whether the directors of the Company breached their fiduciary duties in approving the compensation provided for in the employment agreement. While we have provided certain documents to the stockholder’s counsel pursuant to a confidentiality agreement, we believe that the issues asserted by the demand are without merit.

      We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in aggregate have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 3, 2004.

PART II

Item 5.	Market for Registrants’ Common Equity and Related Stockholders Matters

      Our Class A common stock is traded on the NYSE under the symbol “RL.” The following table sets forth, for the periods indicated, the high and low closing prices per share for our Class A common stock for each quarterly period in our two most recent fiscal years as reported on the NYSE Composite Tape.

	Market Price
	of Class A
	Common Stock

	High	Low

Fiscal 2004:
First Quarter	$27.93	$21.25
Second Quarter	30.10	25.06
Third Quarter	31.52	25.96
Fourth Quarter	35.35	27.28
Fiscal 2003:
First Quarter	$30.82	$20.95
Second Quarter	24.60	17.73
Third Quarter	25.18	17.20
Fourth Quarter	23.00	19.30

      On May 20, 2003 our Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on our Class A common stock. Approximately $19.9 million was recorded as a reduction to retained earnings during Fiscal 2004 in connection with these dividends.

      As of May 21, 2004, there were 1,174 holders of record of our Class A common stock and four holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren and related entities and are convertible at any time into shares of Class A common stock on a one-for-one basis and may not be transferred to anyone other than affiliates of Mr. Lauren.

Item 6.	Selected Financial Data

      The table below provides selected consolidated financial data for each of our last five fiscal years. We derived the income statement data for each of our last three fiscal years in the period ended April 3, 2004 and the balance sheet data as of April 3, 2004 and March 29, 2003 from our consolidated financial statements and accompanying notes, which are included elsewhere in this Form 10-K, and were audited by Deloitte & Touche LLP, independent auditors. We derived the data for the fiscal years ended March 31, 2001 and April 1, 2000 from the audited consolidated financial statements and accompanying notes of Polo Ralph Lauren Corporation and subsidiaries contained in our annual report on Form 10-K for the years ended March 31, 2001 which are not included in this Form 10-K. You should read this consolidated financial data together with our consolidated financial statements and the notes to those financial statements as well as the discussion in this Form 10-K under the caption Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included elsewhere.

	Fiscal Year Ended(1)

	April 3,	March 29,	March 30,	March 31,	April 1,
	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statements of Income:
Net sales	$2,380,844	$2,189,321	$2,122,333	$1,982,419	$1,719,226
Licensing revenue	268,810	250,019	241,374	243,355	236,302

Net revenues	2,649,654	2,439,340	2,363,707	2,225,774	1,955,528
Cost of goods sold	1,326,335	1,231,739	1,216,904	1,162,727	1,002,390

Gross profit	1,323,319	1,207,601	1,146,803	1,063,047	953,138
Selling, general and administrative expenses	1,029,957	904,741	837,591	822,272	689,227
Restructuring charge	19,566	14,443	16,000	123,554	—

Income from operations	273,796	288,417	293,212	117,221	263,911
Foreign currency losses (gains)	1,864	529	(1,820)	(5,846)	—
Interest expense	10,000	13,502	19,033	25,113	15,025

Income before provision for income taxes and change in accounting principle	261,932	274,386	275,999	97,954	248,886
Provision for income taxes	95,055	100,151	103,499	38,692	101,422

Income after tax, before other income and change in accounting principle	166,877	174,235	172,500	59,262	147,464
Other (Income) expense, net	(4,077)	—	—	—	—
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	3,967 (2)

Net income	$170,954	$174,235	$172,500	$59,262	$143,497

Income per share before change in accounting principle — Basic	$1.73	$1.77	$1.77	$0.61	$1.49
Cumulative effect of change in accounting principle, net per share	—	—	—	—	0.04

Net income per share — Basic	$1.73	$1.77	$1.77	$0.61	$1.45

Income per share before change in accounting principle — Diluted	$1.69	$1.76	$1.75	$0.61	$1.49
Cumulative effect of change in accounting principle, net per share	—	—	—	—	0.04

Net income per share — Diluted	$1.69	$1.76	$1.75	$0.61	$1.45

Weighted-average common shares outstanding — Basic	98,977	98,331	97,470	96,773	98,927

Weighted-average common shares outstanding — Diluted	100,960	99,263	98,522	97,446	99,036

	Fiscal Year Ended(1)

	April 3,	March 29,	March 30,	March 31,	April 1,
	2004	2003	2002	2001	2000

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$343,477	$343,606	$244,733	$102,219	$164,571
Working capital	770,189	662,202	616,286	462,144	446,663
Inventories	363,691	363,771	349,818	425,594	390,953
Total assets	2,270,241	2,038,822	1,749,497	1,626,093	1,620,562
Total debt	277,345	349,437	318,402	383,100	428,838
Stockholders’ equity	1,422,073	1,208,767	998,195	809,309	772,437

Notes:

(1)	All periods presented represent a 52-week year, except Fiscal 2004, which represents a 53-week year.

(2)	The Fiscal 2000 change in accounting principle relates to the Company’s change in accounting for start-up activities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis is a summary and should be read together with our Consolidated Financial Statements and related notes thereto which are included in this Annual Report on Form 10-K. We use a 52-53 week fiscal year ending on the Saturday nearest March 31. All references to “Fiscal 2004” represent the 53-week fiscal year ended April 3, 2004, while references to “Fiscal 2003” and “Fiscal 2002” represent the 52-week fiscal years ended March 29, 2003 and March 30, 2002, respectively.

Overview

      We operate in three integrated business operation segments: wholesale, retail and licensing.

      Wholesale consists of women’s and men’s apparel designed and marketed worldwide, which are divided primarily into three groups: Polo Brands, Lauren and Collection Brands. In each of the wholesale groups, we offer discrete brand offerings, directed by teams comprising design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts. This segment includes the core business Polo Ralph Lauren as well as Lauren, Blue Label, Polo Golf, RLX Polo Sport, Women’s Ralph Lauren Collection and Black Label, and Men’s Purple Label Collection.

      Retail consists of our worldwide Ralph Lauren retail operations that sell the product through full-price and outlet stores and Club Monaco full-price and outlet stores.

      Licensing consists of product, international and home licensing alliances, each of which pay us royalties based upon sales of our product, and are generally subject to minimum royalty payments. We work closely with our licensing partners to ensure that products are developed, marketed and distributed in a manner consistent with the distinctive perspective and lifestyle associated with our brand.

Fiscal 2004 Overall Results

      During Fiscal 2004, overall revenue increased $210.3 million or 8.6% primarily as a result of strong growth in our retail business and the introduction of the Lauren line in our Wholesale business, partially offset primarily by planned sales declines in our Men’s Wholesale business due to a reduction in off price sales. Our licensing revenue increased $18.8 million or 7.5% as a result of growth in the footwear business, as well as the incremental effect of the consolidation of revenues from the Japanese master license, partially offset by the loss of licensing income from the Lauren label, previously operated by Jones Apparel Group, Inc. The inclusion of the 53rd week was responsible for an estimated $39.5 million of the sales increase.

      Gross profit increased $115.7 million or 9.6% and our gross margin as a percentage of sales (gross margin rate) increased to 49.9% from 49.5% in the prior year. The increasing gross profit rate reflects the benefits of advertising, improved product mix and targeted marketing as well as a continued focus on inventory management.

      Operating expenses increased $125.2 million or 13.8% primarily as a result of start up expenses associated with the Lauren line and the increased operating expenses associated with our growth in retail sales.

      During Fiscal 2004, we recorded restructuring charges of $19.6 million. These charges are composed of an additional $10.4 million for lease termination costs associated primarily with two Club Monaco retail properties included in our 2001 operational plan due to real estate market factors that were less favorable than originally estimated, $7.9 million for additional contract termination and severance costs related to the consolidation of our European business operations and $1.3 million related to our decision to close the RRL stores.

      Our international operating results were affected by foreign exchange rate fluctuations. However, the increase in net sales due to the strengthening Euro and Canadian dollar was generally offset by a comparable increase in cost of sales and operating expenses.

Balance Sheet

      Our financial position remains strong. Although our cash and cash equivalents decreased $0.1 million, our cash and cash equivalents net of debt position improved $72.0 million. Cash flow from operations decreased by $59.9 million primarily as a result of increases in inventory and accounts receivable associated with the start up of the Lauren line.

      The strengthening of the Euro has had a significant effect on certain of our balance sheet accounts including Accounts Receivable, Inventory, Accounts Payable and Long Term Debt.

Recent Developments

      On May 25, 2004, the Company entered into a definitive agreement to acquire certain of the assets and to assume certain of the liabilities of RL Childrenswear Company, LLC relating to the Childrenswear Licensee’s licensed childrenswear apparel business in the United States, Canada and Mexico (the “Childrenswear Business”). The purchase price for the acquisition of the Childrenswear Business will be $232.1 million in cash payable at closing, subject to a working capital adjustment, plus up to an additional $20 million of deferred and contingent cash payments. Payment of the purchase price will be funded by cash on hand and lines of credit as required. In addition, the Company will assume certain ordinary course trade payables and accrued expenses of the Childrenswear Licensee and accrued vacation obligations for the Childrenswear Licensee’s employees who will become employees of the Company following the closing of the acquisition. The assets of the Childrenswear Licensee being acquired by the Company include, among other things, the license; all inventories of the Childrenswear Licensee; certain leases; customer lists; supplier lists; and books and records.

      The Childrenswear Licensee and certain of its affiliates and shareholders have agreed to indemnify the Company for all of the liabilities of the Company related to the operation of the Business prior to the closing of the acquisition and have also agreed that they will not compete with the Business for a period of three years after the closing date. In addition, the Childrenswear Licensee and certain of its affiliates will provide information system and accounting services to the Company for a transitional period following the closing.

      The closing of the proposed transaction is subject to customary conditions, including the receipt of certain third party consents and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The closing of the transaction is anticipated to occur in late June 2004.

      Our licensing arrangements with Jones Apparel Group, Inc. (“Jones”) relating to the “Lauren” and “Ralph” lines ended on December 31, 2003 and we have begun designing, marketing and selling the Lauren line as part of our wholesale business. As discussed in Item 1 — “Business-Recent Developments” and Item 3 — “Legal Proceedings”, we are currently in litigation with Jones over the termination of the Lauren licenses. If the Jones litigation were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial position. However, we intend to continue to defend the case vigorously and believe our position is correct on the merits.

      The royalties that we received pursuant to the “Lauren” license agreements and “Ralph” license agreements represented revenues of approximately $23.0 million and $3.9 million, respectively, in Fiscal 2004 prior to the termination of these licenses on December 31, 2003 and $37.4 million and $5.3 million respectively during Fiscal 2003. We expect that the income from our sales of Lauren products will at least replace the royalty income previously attributable to the Lauren and Ralph license agreements for Fiscal 2005. In total, royalties received from Jones, including royalties from the “Polo Jeans” license agreements, accounted for 17.2% and 27.2% of our aggregate licensing revenue for Fiscal 2004 and Fiscal 2003 respectively. Our “Polo Jeans” license agreements with Jones continue in effect.

      In June 2003, one of our licensing partners, WestPoint Stevens, Inc., and certain of its affiliates (“WestPoint”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. WestPoint produces bedding and bath product in our Home Collection. On December 19, 2003, the United States Bankruptcy Court approved an amended licensing agreement between WestPoint and us, which provides for the same royalty rate and minimum royalties that are not materially lower than under the previous agreement.

Recent Acquisitions

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for the Polo Ralph Lauren men’s, women’s and jeans business in Japan. All of the revenues and expenses for the Japanese master license are included in our consolidated statements of operations, and we record minority interest expense to reflect the share of earnings or losses allocable to the 50% minority interest holder in the Japanese master license. These amounts are included in Other (income) expense, net, in the consolidated statements of operations. We recorded minority interest expense of $1.4 million for the year ended April 3, 2004.

      Also, in February 2003, we acquired an 18% equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan. In May 2003, we acquired an additional 2% equity interest in this company. For the year ended April 3, 2004, we recorded $5.5 million of equity investment income related to this 20% investment in Other (income) expense, net in the consolidated statements of operations. Results for our 50% interest in the Japanese master license and the 20% equity interest in the holder of the Japanese sublicenses are reported on a one-month lag.

Restructurings

      During Fiscal 2004, we determined that the two remaining RRL stores would be closed. In connection with this decision we recorded a $1.3 million restructuring charge for lease termination costs and fixed asset impairments.

      During Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate our business operations. The major initiatives of the plan included the following: consolidation of our headquarters from five cities in three countries to one location, the consolidation of our European logistics operations to Italy and the migration of all European information systems to a standard global system. In connection with the implementation of this plan, the Company recorded a restructuring charge of $7.9 million during Fiscal 2004 and a $14.4 million charge during Fiscal 2003, of which $17.1 million had been paid through April 3, 2004. It is expected that this plan will be completed and the remaining liabilities will be paid in Fiscal 2005.

      During Fiscal 2001, we implemented the 2001 Operational Plan. Due to real estate market factors that were less favorable than originally estimated, we recorded an additional $10.4 million charge during Fiscal 2004. We expect to settle the remaining liabilities in Fiscal 2005 or in accordance with contract terms.

Results of Operations

      The table below sets forth results in millions of dollars and the percentage relationship to net revenues of certain items in our consolidated statements of income for our last three fiscal years:

	Fiscal Year Ended

	April 3,	March 29,	March 30,	April 3,	March 29,	March 30,
	2004	2003	2002	2004	2003	2002

Net sales	$2,380.9	$2,189.3	$2,122.3	90.0%	89.8%	89.8%
Licensing revenue	268.8	250.0	241.4	10.0%	10.2%	10.2%

Net revenues	2,649.7	2,439.3	2,363.7	100%	100.0%	100.0%

Gross profit	1,323.3	1,207.6	1,146.8	49.9%	49.5%	48.5%
Selling, general and administrative expenses	1,030.0	904.8	837.6	38.9%	37.1%	35.4%
Restructuring charge	19.5	14.4	16.0	0.7%	0.6%	0.7%

Income from operations	273.8	288.4	293.2	10.3%	11.8%	12.4%
Foreign currency losses (gains)	1.9	0.5	(1.8)	—	—	(0.1)%
Interest expense	10.0	13.5	19.0	0.4%	0.6%	0.8%

Income before provision for income taxes and other (income) expense, net	261.9	274.4	276.0	9.9%	11.2%	11.7%
Provision for income taxes	95.0	100.2	103.5	3.6%	4.1%	4.4%
Other (income) expense, net	(4.1)	—	—	(0.2)%	—	—

Net income	$171.0	$174.2	$172.5	6.5%	7.1%	7.3%

Consolidation of European Entities — Change in Reporting Period

      Effective December 30, 2001, for reporting purposes, the Company changed the fiscal year ends of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on a three-month lag with a fiscal year ending December 31. Accordingly, the net activity shown below for the three-month period ended December 29, 2001, for those European subsidiaries is reported as an adjustment to retained earnings in the fourth quarter of Fiscal 2002 in the accompanying financial statements:

Three-months Ended December 29, 2001:

(Dollars in millions)
Net sales	$49.5
Gross profit	25.5
Loss before benefit from income taxes	(0.7)
Benefit from income taxes	0.3
Net loss	$(0.4)

      Net income for the year ended March 30, 2002, for the consolidated Company if the European subsidiaries remained on a three-month lag would have been $159.7 million.

Fiscal 2004 Compared to Fiscal 2003

      Net Revenues. Net revenues for Fiscal 2004 were $2.650 billion, an increase of $210.3 million over net revenues for Fiscal 2003. This increase was primarily due to increases in our retail segment as a result of our improved comparable retail store sales, continued store expansion and the favorable impact of the strengthening Euro and Canadian dollar. Also contributing to the sales increase was the 53rd week in Fiscal 2004 compared to 52 weeks in Fiscal 2003. The 53rd week was responsible for an estimated $39.5 million of the sales increase. Further influencing the increase in net revenues were overall increases in licensing revenues driven by the incremental effect of the consolidation of revenues from the Japanese master license and improved results in the footwear business. Additionally, wholesale revenues increased as a result of the sale of Lauren products commencing in the third quarter of fiscal year 2004. These increases were partially offset by decreased sales in our wholesale business primarily driven by planned reductions in off price sales in our men’s, women’s and European business as well as the loss of the Lauren and Ralph royalties from Jones. Net revenues for our business segments are provided below (Dollars in thousands).

	Fiscal Year Ended

	April 3,	March 29,	Increase
	2004	2003	(Decrease)	% Change

Net revenues:
Wholesale	$1,210,397	$1,187,363	$23,034	1.9%
Retail	1,170,447	1,001,958	168,489	16.8%
Licensing	268,810	250,019	18,791	7.5%

Total Net Revenue	$2,649,654	$2,439,340	$210,314	8.6%

Wholesale net sales increased primarily due to the addition of the Lauren line, which accounted for net sales of approximately $109.8 million in the current year partially offset by:

•	a $60.4 million decrease in the domestic men’s wholesale business, which resulted from a planned reduction in off-price sales and a reduction in spring sales due to a planned reduction of sales to lower margin customers.

•	the elimination of the women’s Ralph Lauren Sport line, which accounted for net sales of approximately $12.3 million in the prior year.

•	decreases in the European wholesale business, primarily due to the soft economic conditions in Europe, of approximately $65.4 million on a constant dollar basis, offset by a $45.1 million favorable impact due to a stronger Euro in the current period.

      Retail net sales increased primarily as a result of:

•	a $43.7 million, or 14.4%, increase in comparable full-price store sales and a $48.8 million, or 7.6%, increase in comparable outlet store sales on a constant dollar basis. Excluding the extra week in Fiscal 2004, comparable store sales increased 12.2% and 5.7% in full-price and outlet stores, respectively, on a constant dollar basis. Comparable store sales for the 53 weeks increased 18.0% and 8.8% for the full price stores and the outlet stores, respectively, while comparable store sales on a on a 52 week basis increased 15.8% for full price stores and 6.9% for outlet stores. Comparable store sales information includes both Ralph Lauren stores and Club Monaco stores.

•	worldwide store expansion. During Fiscal 2004, the Company added 15 stores and closed 7 stores. Our total store count at April 3, 2004 was 263 stores compared to 255 stores at March 29, 2003.

•	the stronger Euro and Canadian dollar in the current period, accounted for approximately $27.0 million of the increase in net sales.

      Licensing revenue increased primarily as a result of:

•	a $27.5 million increase in international licensing primarily due to the incremental effect of the consolidation of revenues from the Japanese master license.

•	$3.5 million increase in domestic licensing due to improvements in the footwear business.

•	partially offset by the loss of $15.8 million of Lauren and Ralph royalties from Jones compared to the prior year.

      Gross Profit. Gross profit increased $115.7 million, or 9.6%, for Fiscal 2004 compared to Fiscal 2003 primarily as a result of the increases discussed above. Gross profit as a percentage of net revenues increased to 49.9% from 49.5%. This increase reflects a change in business mix, with retail sales representing 44.2% of revenues in Fiscal 2004 compared to 41.1% in Fiscal 2003 and improved margins in our Ralph Lauren and Club Monaco retail stores. The increasing gross profit rate also reflects higher realized sales dollars resulting from a combination of improved product mix as well as the benefits of advertising and targeted marketing. The rate improvement also reflects a continued focus on inventory management. Although our inventory balance at April 3, 2004 is approximately the same as it was at March 29, 2003, this primarily reflects the appreciation of the Euro, inventories related to our Lauren wholesale business and increased levels of inventory related to our retail growth offset by decreases in inventory in other lines of business.

      Selling, General and Administrative Expenses. SG&A increased $125.2 million, or 13.8%, to $1.030 billion during Fiscal 2004 from $904.8 million during Fiscal 2003. SG&A as a percent of net revenues increased to 38.9% from 37.1%. The increase in SG&A was primarily driven by:

•	Higher selling salaries and related costs of $43.4 million, exclusive of the effect of foreign currency exchange rate fluctuations in connection with the increase in retail sales and worldwide store expansion.

•	Approximately $30.4 million of the increase in SG&A was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro and Canadian dollar in Fiscal 2004.

•	Expenses of $28.1 million associated with the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred and reduced royalty revenues received.

•	$19.0 million of increased international licensing SG&A primarily due to the consolidation of incremental expenses in connection with the Japanese master license.

      Restructuring Charge. We recorded restructuring charges of $19.6 million during Fiscal 2004 compared to restructuring charges of $14.4 million during Fiscal 2003. The Fiscal 2004 restructuring charge is comprised of an additional $10.4 million for lease termination costs primarily associated with two Club Monaco retail properties included in our 2001 Operational Plan due to real estate market factors that were less favorable than originally estimated, $7.9 million for additional contract termination and severance costs related to the consolidation of our European business operations (approximately $6.7 million for the wholesale business and $1.2 million for the retail business) and $1.3 million for lease termination and asset write-offs associated with the March 2004 decision to close our RRL stores. The Fiscal 2003 restructuring charge of $14.4 million related to severance and contract termination costs in connection with the consolidation of our European business operations.

      Income (Loss) from Operations. Income from operations decreased $14.6 million, or 5.1%, in Fiscal 2004 compared to Fiscal 2003. This decrease was primarily driven by a decrease in wholesale operating profits, restructuring charges, the decrease in Lauren and Ralph royalties from Jones following the license termination in December 2003 and the start up expenses associated with the Lauren line. These decreases were partially offset by an increase in the retail segment’s profits. Income from operations was not significantly impacted by the stronger Euro and Canadian dollar period because the increased sales resulting from exchange rate fluctuations were substantially offset by a comparable increase in expenses. Income from operations for our business segments are provided below (Dollars in thousands).

	Fiscal Year Ended

	April 3,	March 29,	Increase
	2004	2003	(Decrease)	% Change

Income (Loss) from operations
Wholesale	$93,128	$124,476	$(31,348)	(25.2%)
Retail	72,915	40,366	32,549	80.6%
Licensing	127,319	138,018	(10,699)	(7.8%)

	293,362	302,860	$(9,498)	(3.1%)

Less: Restructuring Charge	(19,566)	(14,443)

Income from operations	$273,796	$288,417

      Wholesale operating income decreased primarily as a result of decreased net sales in our domestic mens business and European wholesale operations. The incremental effect of Lauren sales in the fourth quarter on our wholesale business’ income from operations was largely offset by start up and ordinary operating expenses associated with the Lauren wholesale business.

      Retail operating income increased primarily as a result of increased net sales and improved gross profits as a percentage of net revenues. These increases were partially offset by the increase in selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion.

      Licensing income decreased primarily due to the loss of the Lauren and Ralph royalties from Jones. This decrease was partially offset by improvements in the footwear business and by the inclusion of the operations of the Japanese Master License.

      Foreign Currency (Gains) Losses. The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.9 million during Fiscal 2004, compared to a $0.5 million loss during Fiscal 2003. These losses primarily related to transaction losses on unhedged inventory purchases and royalty payments in Europe resulting from increases in the value of the Euro compared to the dollar. These losses are unrelated to the impact of changes in the value of the dollar when operating results of our foreign subsidiaries are converted to U.S. dollars. In the prior period, these losses primarily related to transaction losses on the unhedged portion of our Euro denominated debt caused by appreciation of the Euro until we entered into the cross currency swap in June 2002, which were partially offset by $1.3 million of gains recorded on the Japanese forward contracts that we entered into in November of 2002.

      Interest Expense. Interest expense decreased to $10.0 million in Fiscal 2004 from $13.5 million for Fiscal 2003. This decrease was due to the repayment of approximately $100.0 million of short-term borrowings during Fiscal 2004, as well as decreased interest rates as a result of the May 2003 interest rate swap described in “Liquidity and Capital Resources — Derivative Instruments.”

      Provision for Income Taxes. The effective tax rate was 36.3% for Fiscal 2004 compared to 36.5% for Fiscal 2003.

      Other (Income) Expense, Net. Other (income) expense, net was $(4.1) million for Fiscal 2004. This reflects $5.5 million of income related to the 20% equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, net of $1.4 million of minority interest expense associated with our Japanese master license, both of which were acquired in February 2003 (except for the additional 2% equity interest in the entity that holds the sublicenses that we acquired in May 2003).

      Net Income. Net income decreased for Fiscal 2004 to $171.0 million from $174.2 million for Fiscal 2003, or 6.5% and 7.1% of net revenues, respectively. Earnings per share on a fully diluted basis decreased by $0.07 to $1.69 per share as a result of the decrease in net income for the reasons previously discussed and an increase in diluted shares outstanding of 1.7 million due to the exercise of stock options, a higher average stock price and the award of restricted stock units to executives.

Fiscal 2003 Compared to Fiscal 2002

      Net Sales. Net sales for Fiscal 2003 were $2.189 billion, an increase of $67.0 million, or 3.2%, over net sales for Fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, net sales would have been $2.094 billion resulting in a current fiscal year increase of 4.6%. Net sales results by segment were as follows (Dollars in thousands):

	Fiscal Year Ended

	March 29,	March 30,	Increase
	2003	2002	(Decrease)	% Change

Net revenues:
Wholesale	$1,187,363	$1,198,060	$(10,697)	(0.9%)
Retail	1,001,958	924,273	77,685	8.4%
Licensing	250,019	241,374	8,645	3.6%

Total Net Revenue	$2,439,340	$2,363,707	$75,633	3.2%

      Wholesale net sales decreased $10.7 million, or 0.9%, to $1.187 billion for Fiscal 2003 from $1.198 billion in Fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, wholesale net sales would have been $1.164 billion and the increase would have been 2.0%. The increase primarily resulted from the following:

•	Increases in the European wholesale business of $66.4 million, exclusive of foreign currency exchange rate fluctuations, which resulted primarily from continued European expansion and the inclusion of PRL Fashions’ operations for the full year, as well as;

•	$38.9 million from the favorable impact of Euro currency fluctuation, partially offset by a strategic streamlining of the amount of product sold to the department stores and:

•	the elimination of the women’s Ralph Lauren Sport and the Lauren for Men lines which contributed a decrease of $70.2 million.

      Retail net sales increased $77.7 million, or 8.4%, to $1.002 billion for Fiscal 2003 from $924.3 million in Fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, retail net sales would have been $929.4 million, resulting in a $72.5 million increase. This increase was primarily driven by the following:

•	a $49.4 million, or 8.4%, increase in comparable outlet store sales, partially offset by $7.1 million, or 2.3%, decrease in our total full-price stores (comparable store sales information includes both Polo Ralph Lauren stores and Club Monaco stores).

•	a $9.9 million increase as a result of the favorable impact of Euro currency fluctuation.

•	$30 million of the increase was due to worldwide store expansion. The Company opened 19 stores, net of closings during the year, ending the period with 255 stores as compared to 236 stores in the prior year. Included in these openings were 11 Polo Ralph Lauren stores, seven Club Monaco stores (including two Club Monaco Caban Home stores), and seven outlet stores (including one full line outlet store, one Polo Jeans outlet store and five European outlet stores). Offsetting these openings were the closings of three outlet stores (including two full line outlet stores and one Polo Jeans outlet store), two Club Monaco stores and one Club Monaco outlet store.

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

      Gross Profit. Gross profit dollars increased $60.8 million, or 5.3%, in Fiscal 2003 over Fiscal 2002. Gross profits as a percent of net sales increased to 49.5% in 2003 from 48.5% in 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, gross profit percentage would have been 48.2%. The increase in gross profit rate reflected improved product performance and merchandise margins in the domestic retail businesses, partially offset by a small reduction in wholesale margins.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $67.2 million, or 8.0%, to $904.8 million in Fiscal 2003 from $837.6 million, as compared to Fiscal 2002. These expenses as a percent of net sales increased to 37.1% in 2003 from 35.4% in 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year ended March 30, 2002, SG&A expenses would have been $845.0 million, or 36.3% of net revenues. The increase in Fiscal 2003 was primarily due to higher selling salaries and related costs in connection with the incremental increase in retail sales and worldwide store expansion, the expansion of the European wholesale business, the inclusion of PRL Fashions’ operations, which was acquired in October 2002, as well as the impact of foreign currency exchange rate fluctuations, primarily the strengthening of the Euro. These increases were offset by the elimination of goodwill amortization of $9.1 million as a result of the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and the recording of a gain of approximately $5.0 million related to an assignment of the sub-lease for one store location.

      Restructuring Charge. During Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate our operations. The major initiatives of our plan included the following: consolidation of our headquarters from five cities in three countries to one location; the consolidation of our European logistics operations to Italy; and the migration of all European information systems to a standard global system. We have completed the consultation process for consolidation of the headquarters and anticipate completion of the consolidation and migration during Fiscal 2004. In connection with the implementation of this plan, the Company recorded a total $14.4 million restructuring charge (approximately $12.3 million for the wholesale business and $2.1 million for the retail business).

      During Fiscal 2002, the Company recorded a $16.0 million restructuring charge for additional lease termination costs associated with the closure of our retail stores.

      Operating Income. Operating income decreased $6.4 million or 2.1% from fiscal 2002 as follows (Dollars in thousands):

	For the Year Ended

	March 29,	March 30,	Increase
	2003	2002	(Decrease)	% Change

Income (Loss) from operations:
Wholesale	$124,476	$158,401	$(33,925)	(21.4%)
Retail	40,366	18,799	21,567	114.7%
Licensing	138,018	132,012	6,006	4.6%

	302,860	309,212	$(6,352)	(2.1%)

Less: Restructuring Charge	(14,443)	(16,000)

Income from operations	$288,417	$293,212

      Wholesale operating income decreased $33.9 million or 21.4% from fiscal 2002. Had certain of the European subsidiaries been reported on a consistent fiscal year basis for the year end March 30, 2002, wholesale operating income would have increased as a result of the increases in sales as previously discussed and lower operating expenses.

      Retail operating income increased $21.6 million or 114.7% primarily as a result of the sales increases discussed earlier as well as improved gross margin rates.

      Licensing income increased $6.0 million or 4.6% primarily as a result of the sales increases discussed previously.

      Foreign Currency Losses (Gains). The effect of foreign currency decreased to a loss of $0.5 million in Fiscal 2003, compared to a $1.8 million gain in Fiscal 2002. These gains are unrelated to the impact of changes in the value of the dollar when operating results of our foreign subsidiaries are converted to U.S. dollars. In Fiscal 2003, these losses primarily related to approximately $3.2 million of transaction losses on the unhedged portion of our Euro debt in the first quarter of the fiscal year, which resulted from increases in the Eurodollar rate until we entered into the cross currency swap in June 2002. These losses were partially offset by $2.4 million of gains realized on the Japanese forward contracts, which we further describe in the “Liquidity and Capital Resources” section. In Fiscal 2002, the gains were derived from transaction gains on the unhedged portion of our Euro debt, which resulted from decreases in the Eurodollar rate.

      Interest Expense, Net. Interest expense decreased to $13.5 million in Fiscal 2003 from $19.0 million in Fiscal 2002. This decrease was primarily due to decreased short term borrowings and long term Euro borrowings during Fiscal 2003. Approximately $2.9 million of the decrease resulted from reduced interest rates as a result of the cross currency swap, which was entered into in connection with our Euro debt in June 2002 and is further described in the “Liquidity and Capital Resources” section. The remaining decrease was primarily due to lower interest rates, during the fiscal year ended March 29, 2003. These decreases were partially offset by higher Eurodollar exchange rates, which affect the Euro denominated interest payments on the portion of the Euro debt not covered by the cross currency swap.

      Provision for Income Taxes. Our tax provision for Fiscal 2003 was $100.2 million as compared to $103.5 million in Fiscal 2002, a 36.5% and 37.5% effective tax rate, respectively. This decline is the result of the implementation of tax strategies.

      Net Income. Net income increased in Fiscal 2003 to $174.2 million from $172.5 million in Fiscal 2002, or 7.1% and 7.3% of net revenues, respectively. Diluted earnings per common share was $1.76 and $1.75 for Fiscal 2003 and Fiscal 2002, respectively. The change in diluted earnings per share resulted from the $1.7 million increase in Net income partially offset by a 0.7 million increase in the number of shares outstanding primarily as a result of the exercise of stock options and additional restricted shares.

Liquidity and Capital Resources

      Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected sales increases, construction and renovation of shop-within-shops, investment in the technological upgrading of our distribution centers and information systems, expenditures related to retail store expansion, acquisitions, dividends, and other corporate activities, including the start-up costs of bringing the “Lauren” and “Ralph” lines in house. Sources of liquidity to fund ongoing and future cash requirements include cash flows from operations, cash and cash equivalents, credit facilities and other borrowings.

Fiscal 2004 Compared to Fiscal 2003

      We ended Fiscal 2004 with $343.5 million in cash and cash equivalents and $277.3 million of debt outstanding compared to $343.6 million and $349.4 million of cash and cash equivalents and debt outstanding, respectively, at March 29, 2003. This represents a $72.0 million increase in our cash net of debt position over the last twelve months which is primarily attributable to the following factors: (i) reduced spending on acquisitions and investments, (ii) increased proceeds received from the exercise of stock options, (iii) partially offset by reduced cash flows from operations and an increase in Euro debt of $28.9 million as a result of the strengthening of the Euro. Additionally, capital expenditures were $123.0 million for Fiscal 2004 compared to $98.7 million in Fiscal 2003.

      As of April 3, 2004, we had $277.3 million outstanding in long-term Euro debt based on the year-end Euro exchange rate, an increase of $28.9 million from Fiscal 2003. The increase was entirely due to changes in the Euro to Dollar exchange rate. We were also contingently liable for $35.3 million in outstanding letters of credit primarily related to commitments for the purchase of inventory. The weighted-average interest rate on our borrowings at April 3, 2004 was 3.8%.

      Accounts receivable increased $65.9 million primarily as a result of the inception of sales under the Lauren label and the strengthening of the Euro. $86.5 million of the increase was due to Lauren and $13.2 million was due to the change in the value of the Euro. These increases were partially offset by decreases in accounts receivable in our other wholesale divisions resulting from sales decreases and the timing of payments.

      Inventories decreased $0.1 million in Fiscal 2004. The inception of the Lauren line was responsible for a $34.1 million increase and the strengthening of the Euro caused a $14.3 million increase in inventory. These increases were more than offset by reductions in inventory in our Retail and Men’s wholesale business as a result of improvements in our supply chain forecasting and management and reduced inventory requirements in our men’s business as a result of planned reductions in sales.

      Other current assets increased $37.2 million from Fiscal 2003 primarily as a result of increases in European Value Added Tax receivables and the effect of the timing of the Fiscal year end on prepaid items.

      Accounts payable increased $6.0 million compared to Fiscal 2003 primarily as result of the addition of the Lauren line partially offset by reductions in our men’s line due to a decrease in inventory purchases and reductions in Europe due to the timing of year end invoice receipts.

      Accrued expenses increased $71.7 million primarily as a result of the addition of the Lauren label, increases in the European Value Added Tax payable, and increases in Europe due to the timing of year end invoice receipts.

      Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased to $210.6 million during Fiscal 2004 compared to $269.0 million in Fiscal 2003. This $58.4 million decrease in cash flow was driven primarily by the year-over-year changes in working capital described above and the decrease in net income of $3.2 million.

      During Fiscal 2003, we completed a strategic review of our European business and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, we had total cash outlays of approximately $13.3 million during the year ended April 3, 2004. We also had cash outlays of $8.3 million during Fiscal 2004 in connection with our 2001 restructuring plan, primarily related to lease termination costs. It is expected that the remaining liabilities of both plans will be paid throughout Fiscal 2005.

      Net Cash Used in Investing Activities. Net cash used in investing activities was $132.7 million in Fiscal 2004 as compared to $166.3 million in Fiscal 2003. Both the Fiscal 2004 and Fiscal 2003 net cash used primarily reflected capital expenditures related to retail expansion and upgrading our systems and facilities, as well as shop-within-shop expenditures. The Fiscal 2004 net cash used also reflects $5.4 million for an additional 2% equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, an additional $3.5 million primarily for additional transaction costs to acquire a 50% interest in the Japanese master license, $1.0 million for an additional payment on the first earn-out payment calculation in connection with the PRL Fashions of Europe SRL acquisition and $7.5 million for the acquisition of a license for the use of trademarks in November 2003. Fiscal 2003 net cash used, reflects $78 million primarily for the acquisition of a 50% interest in the Japanese Master license and an 18% equity interest in the company holding the sublicenses for the Polo Ralph Lauren men’s, women’s, and jeans business in Japan. Our anticipated capital expenditures for Fiscal 2005 approximate $143.0 million.

      Net Cash Used in Financing Activities. Net cash used in financing activities was $76.4 million in Fiscal 2004 compared to $16.7 million in Fiscal 2003. Cash used in financing activities during Fiscal 2004, consisted of the net repayment of short-term borrowings of $100.9 million and the payment of $14.8 million in dividends, partially offset by proceeds of $40.4 million from the exercise of stock options. Cash used during Fiscal 2003 primarily consisted of net borrowings of $19.7 million and repurchases of common stock totaling $4.7 million, partially offset by $7.7 million of proceeds from the exercise of stock options.

Fiscal 2003 compared to Fiscal 2002

      We ended Fiscal 2003 with $343.6 million in cash and equivalents and $349.4 million of debt outstanding compared to $244.7 million and $318.4 million of cash and cash equivalents and debt outstanding, respectively, at March 30, 2002. This represents a $67.8 million improvement in our debt net of cash position and was primarily attributable to changes in working capital due to the factors discussed below, partially offset by approximately $73.0 million of purchase price payments connected with our acquisition of a 50% interest in the Japanese master license and an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan. Capital expenditures were $98.7 million for Fiscal 2003, compared to $88.0 million in Fiscal 2002. We acquired several retail locations from certain of our licensees in Belgium, Germany and Argentina for a total purchase price of approximately $4.6 million.

      As of March 29, 2003, we had $100.9 million outstanding in short-term bank borrowings, of which $50.0 million was repaid in April 2003 with the remainder repaid in June 2003. Additionally, we had $248.5 million outstanding in long-term Euro debt based on the quarter-end Euro exchange rate. We were also contingently liable for $19.1 million in outstanding letters of credit primarily related to commitments for the purchase of inventory. The weighted-average interest rate on our borrowings at March 29, 2003 was 5.4%.

      Accounts receivable increased to $375.8 million, or 6.3% at March 29, 2003 compared to $353.6 million at March 30, 2002 due to the timing of shipments. Approximately $23.0 million of the increase resulted from currency exchange rate fluctuations, primarily the strengthening of the Euro. Improvements were made in our days sales outstanding, however, the incremental effect of these improvements was offset by the additional royalty receivables recorded in Fiscal 2003 compared to Fiscal 2002.

      Inventories increased $14.0 million, or 4.0%, at the end of Fiscal 2003 compared to the end of Fiscal 2002. This increase reflects the build up of certain inventory for European retail stores as part of our continued expansion. Additionally an increase of $23.7 million resulted from currency exchange rate fluctuations, primarily the strengthening of the Euro. These increases were partially offset by decreases in other business lines.

      Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased to $269.0 million during 2003 compared to $299.7 million in 2002. This $30.7 million decrease in cash flow was driven primarily by year-over-year changes in accounts receivable, inventories, prepaid expenses and accounts payable.

      During Fiscal 2003, we completed a strategic review of our European business and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, we recorded a restructuring charge of $14.4 million and had total cash outlays of approximately $3.8 million during the year ended March 29, 2003.

      During Fiscal 2001 and 1999 we implemented two plans: the 2001 Operational Plan and 1999 Restructuring Plan. Total cash outlays related to the 2001 Operational Plan and 1999 Restructuring Plan were $9.8 million and $2.7 million, respectively for, Fiscal 2003. As of March 29, 2003, we settled all remaining liabilities related to the 1999 Restructuring Plan. In May 2003, we settled $4.6 million of the remaining $5.2 million in liabilities related to the 2001 Operational Plan, the remaining $0.6 million was settled in Fiscal 2004.

      Net Cash Used in Investing Activities. Net cash used in investing activities increased to $166.3 million in Fiscal 2003, as compared to $116.0 million in Fiscal 2002. Both the Fiscal 2003 and Fiscal 2002 net cash used primarily reflected shop-within-shops and other capital expenditures related to retail expansion and upgrading our systems and facilities. The fiscal 2003 net cash used also reflects $78.0 million primarily for our acquisition of a 50% interest in the

Japanese master license and an 18% equity interest in the company which holds the sublicense for the Polo Ralph Lauren men’s, women’s, and jeans business in Japan. Fiscal 2002 net cash used reflects $23.7 million for the acquisition of PRL Fashions.

      Net Cash Used in Financing Activities. Net cash used in financing activities was $16.7 million in Fiscal 2003 compared to $40.3 million in Fiscal 2002. This change is primarily due to the net repayment of short-term debt of $12.0 million, the repurchase of $7.7 million of our Euro debt and the repurchase of our common stock of $4.7 million, offset by the proceeds from the issuance of common stock of $7.7 million for Fiscal 2003; compared to $52.2 million of short-term debt repayment, $10.6 million of Euro debt repurchases, $2.1 million of common stock repurchases offset by the proceeds from the issuance of common stock of $24.5 million in Fiscal 2002.

      In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Class A common stock. Share repurchases were to be made in the open market over a two-year period, which commenced April 1, 1998. The Board of Directors has extended the stock repurchase program through April 1, 2006. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. As of April 3, 2004, we had repurchased 4.1 million shares of our Class A common stock at an aggregate cost of $77.5 million. As of April 3, 2004, we had approximately $21.0 million remaining in our stock repurchase program.

      In November 1999, we issued Euro 275.0 million of 6.125% notes due November 2006. Our Euro debt is listed on the London Stock Exchange. The net proceeds from the Euro offering were $281.5 million, based on the Euro exchange rate on the issuance date. Interest on the Euro debt is payable annually. A portion of these net proceeds was used to acquire Poloco S.A.S.(our principal European subsidiary) and the remaining net proceeds were retained for general corporate purposes. Through Fiscal 2004, we repurchased Euro 47.7 million, or $43.6 million, based on Euro exchange rates at the time of repurchase of our outstanding Euro debt.

      In November 2002, we terminated both our 1997 bank credit facility and our 1999 senior bank credit facility and entered into a new credit facility. The 1997 bank credit facility provided for a $225.0 million revolving line of credit and matured on December 31, 2002, while the 1999 senior bank credit facility consisted of a $20.0 million revolving line of credit and an $80.0 million term loan, both of which were scheduled to mature on June 30, 2003. The new credit facility is with a syndicate of banks and consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on November 18, 2005. As of April 3, 2004, we had no debt outstanding under the new facility. Borrowings under this facility bear interest, at our option, at a rate equal to (i) the higher of the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentages, and a margin based on our then current credit ratings.

      Our 2002 bank credit facility requires that we maintain certain covenants:

•	a minimum consolidated tangible net worth, and

•	a maximum of Adjusted Debt to EBITDAR (as such terms are defined in the credit facility) ratio.

      The credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

•	sell or dispose of our assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances or guarantees;

•	engage in transactions with affiliates; and

•	make investments.

      Upon the occurrence of an event of default under the credit facility, the lenders may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and payable. The credit facility specifies a number of events of default, many of which are subject to applicable grace or cure periods, including, among others, the failure to make timely principal and interest payments, to satisfy the covenants, or to maintain the required financial performance requirements described above. Additionally, the agreement provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock. As of April 3, 2004, the Company was in compliance with all financial and non-financial debt covenants.

      In Fiscal 2003, the Board of Directors initiated a dividend program consisting of quarterly cash dividends of $0.05 per outstanding share, or $0.20 per outstanding share on an annual basis, on our common stock. Dividends of $0.05 per outstanding share declared to stockholders of record at the close of business on June 27, 2003, September 26, 2003, December 26, 2003 and April 2, 2004 were paid on July 11, 2003, October 10, 2003, January 9, 2003 and April 16, 2004, respectively.

      We believe that cash from ongoing operations and funds available under our credit facility will be sufficient to fund our current level of operations, capital requirements, the stock repurchase program, cash dividends and other corporate activities for the next twelve months.

Commitments

      The following table summarizes the Company’s contractual cash obligations by period as of April 3, 2004:

	Less than
	1 year	1-3 years	4-5 years	Thereafter	Total

	(Dollars in thousands)
Inventory purchase commitments	$250,622	$—	$—	$—	$250,622
Long-term Euro debt	—	277,345	—	—	277,345
Capitalized leases	1,843	2,367	—	—	4,210
Operating leases	107,736	195,100	168,282	419,361	890,479
Additional acquisition purchase price payments	7,000	—	—	—	7,000

Total	$367,201	$474,812	$168,282	$419,361	$1,429,656

      Derivative Instruments. In June 2002, we entered into a cross currency rate swap which was scheduled to terminate in November 2006. The cross currency rate swap converted €105.2 million, 6.125% fixed rate borrowings into $100.0 million, LIBOR plus 1.24% variable rate borrowings. We entered into the cross currency rate swap to minimize the impact of foreign exchange fluctuations on both principal and interest payments on our long-term Euro debt, and to minimize the impact of changes in the fair value of the Euro debt due to changes in LIBOR, the benchmark interest rate. The swap was designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness was measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the cross currency rate swap and the Euro debt.

      In May 2003, we terminated the cross currency rate swap and entered into an interest rate swap that will terminate in November 2006. The interest rate swap is being used to convert €105.2 million, 6.125% fixed rate borrowings into €105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap had been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimis for Fiscal 2004. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in a foreign subsidiary. As a result, changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in Accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges. On April 6, 2004 we executed an interest rate swap to convert the fixed interest rate on Euro 50 million of the Eurobonds to a floating rate (EURIBOR based). After the execution of this swap, approximately Euro 77 million of the Eurobonds remained at a fixed interest rate.

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/ losses, as applicable. At April 3, 2004, we had the following foreign exchange contracts outstanding: (i) to deliver Euro 67.1 million in exchange for $73.9 million through Fiscal 2005 and (ii) to deliver 8,248 million Japanese Yen in exchange for $71.0 million through Fiscal 2008. At April 3, 2004, the fair value of these contracts resulted in unrealized losses, net of taxes of $6.6 million and $6.3 million, for the Euro forward contracts and Japanese Yen forward contracts, respectively.

      To the extent that any derivative instruments do not qualify for hedge accounting under SFAS No. 133, they are recorded at fair value, with all gains or losses recognized immediately in the current period earnings. In November 2002, we entered into forward contracts on 6.2 billion Japanese Yen that terminated in February 2003. While these transactions do not qualify for hedge accounting under SFAS No. 133, we entered into these forward contracts to minimize the impact of foreign exchange fluctuations on the Japanese Yen denominated purchase price described in the agreements related to the purchase of a 50% interest in the Japanese master license and an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, which were consummated during the fourth quarter of Fiscal 2003. We recognized $2.4 million of foreign currency gains on this transaction, which are recorded in foreign currency losses(gains) in the Consolidated Statements of Income.

      We recognize foreign currency gains or losses in connection with our Euro debt and certain short-term foreign currency contracts based on fluctuations in foreign exchange rates. In connection with recording these contracts at fair market value, we recognized $1.9 million in foreign currency losses in Fiscal 2004, and $0.5 million in Fiscal 2003 included as a component of foreign currency losses (gains) in the Consolidated Statements of Income.

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

      Fiscal 2002 reflects the change in the fiscal year end of certain of our European subsidiaries as reported in our consolidated financial statements. See “Consolidation of European Entities — Change in Reporting Period.”

      In connection with our acquisition of a 50% interest in the Japanese master license and the 18% (later increased to 20%) equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, results for these operations are reflected in our consolidated financial statements for Fiscal 2004.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies employed by the Company, including the use of estimates, are presented in Note 1 to the Consolidated Financial Statements in this Annual Report of Form 10-K.

      Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations, and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, inventories, goodwill, other long-lived intangible assets, income taxes, accrued expenses and derivative instruments. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Estimates, by their nature, are based on judgements and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations.

      Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Revenue Recognition

      Wholesale sales are recognized when the title and risk of loss passes to the customer and are recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end of season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Sales by our retail and outlet stores are recognized when goods are sold to consumers, net of returns. Licensing revenue is recognized based upon shipment of licensed products sold by our licensees, net of allowances.

Accounts Receivable, Net

      In the normal course of business, we extend credit to customers, who satisfy pre-defined credit criteria. Accounts receivable, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends, the financial condition of our customers and an evaluation of the economic conditions. Costs associated with potential returns of products as well as allowable customer markdowns and operational chargebacks, net of the expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable, net. These provisions result from divisional seasonal negotiations, as well as historic deduction trends net of expected recoveries and an evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase these provisions.

Inventories

      Inventories are valued at the lower of cost First-in, First-out, (“FIFO”), method, or market. We continually evaluate the composition of our inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is determined based on historical sales trends for the category of inventory involved, the impact of market trends and economic conditions. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a quarterly basis at a minimum and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic, and required adjustments could materially adversely affect future results of operations. The Company’s historical estimates of these costs have not differed materially from actual results.

Goodwill, Other Intangibles and Long-Lived Assets

      Effective March 31, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer are to be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives continue to be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      Goodwill represents the excess of purchase cost over the fair value of net assets of businesses acquired. Before adopting the provisions of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life, ranging from 11 to 40 years. Beginning in Fiscal 2003, consistent with the requirements of SFAS No. 142, we no longer amortize goodwill. The Company reviews goodwill annually for impairment. In addition, trademarks that are owned, that have been deemed to have indefinite lives, are reviewed at least annually for potential value impairment. Trademarks that are licensed by the Company from third parties are amortized over the individual terms of the respective license agreement, which approximates 10 years. Goodwill amortization expense was $9.1 million in Fiscal 2002. Accumulated goodwill amortization was $23.7 million at March 30, 2002.

      We assess the carrying value of long-lived and intangible assets, with finite lives, as current facts and circumstances indicate that they may be impaired. In evaluating the fair value and future benefits of all intangible assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and would recognize an impairment loss if the carrying value exceeded the expected future cash flows. The impairment loss would be measured based upon the difference between the fair value of the asset and its recorded carrying value. See Note 9 of the Notes to Consolidated Financial Statements for long-lived and intangible asset writedowns recorded in connection with our Fiscal 2001 Operational Plan and Fiscal 1999 Restructuring Plan. During Fiscal 2004, there were no material impairment losses recorded in connection with this analysis.

Income Taxes

      Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.

Accrued Expenses

      Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising, professional fees and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted. Our historical estimates of these costs and our provisions have not differed materially from actual results.

Derivative Instruments

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.

      We use foreign currency forward contracts for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly for our European businesses, royalty payments from our Japanese licensee, and other specific activities. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Amounts recorded in Accumulated other comprehensive income are reflected in current-period earnings when the hedged transaction affects earnings. If the relative values of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

      Hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the hedge will be highly effective. This effectiveness assessment involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.

      We hedge our net investment position in subsidiaries which conduct business in Euros by borrowing directly in foreign currency and designating a portion of our Euro denominated debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation, a component of Accumulated other comprehensive income (loss), to offset the change in the value of the net investment being hedged.

Inflation

      The rate of inflation over the past few years has not had a significant impact on our sales or profitability.

      Our significant accounting policies are more fully described in Note 1 to Our Consolidated Financial Statements.

Alternative Accounting Methods

      In certain instances, accounting principles generally accepted in the United States allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for stock options and inventories.

•	Two alternative methods for accounting for stock options are available, the intrinsic value method and the fair value method. The Company uses the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and future volatility. If the fair value method were used, diluted earnings per share for Fiscal 2004 would decrease approximately 10%. See Note 1 to the Consolidated Financial Statements.

•	Two alternative methods for accounting for wholesale inventories are the First-In, First-Out (“FIFO”) method and the Last-in, First-out (“LIFO”) method. The Company accounts for all wholesale inventories under the FIFO method. Two alternative methods for accounting for retail inventories are the retail method and the cost method. The Company accounts for all retail inventories under the cost method.

Recent Accounting Pronouncements

      In December, 2003, The Securities Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. SAB 104 expands previously issued guidance on the subject of Revenue Recognition and provides specific criteria which must be fulfilled to permit the recognition of revenue from transactions. The Company does not expect the issuance of SAB 104 to have a material effect on the consolidated results of operations or financial position.

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the consolidated results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for the provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The adoption of this pronouncement did not have a material effect on the consolidated results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. The Company does not intend to expense stock options; therefore the adoption of this statement did not have any impact on the consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has adopted the provisions of SFAS No. 146.

      In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” which was amended by FIN46R in December, 2003. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46R apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46R did not have a material impact on the consolidated results of operations or financial position of the company. See Note 3 to our Consolidated Financial Statements regarding our interest in Ralph Lauren Media, LLC.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligation agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002, and are applicable to all guarantees issued by the guarantor subject under FIN 45’s scope, including guarantees issued prior to FIN 45. The adoption of FIN 45 did not have a material effect on the consolidated results of operations or financial position.

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

      During Fiscal 2004, there were significant fluctuations in the value of the Euro to Dollar exchange rate. In June 2002, we entered into a cross currency rate swap to minimize the impact of foreign exchange fluctuations on the long-term Euro debt and the impact of fluctuations in the interest rate on the fair value of the long-term Euro debt. In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap, to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The following quantitative disclosures are based on quoted market prices and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms and maturities. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from those estimates.

Foreign Currency Exchange Rates

      We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies related to international subsidiaries. At April 3, 2004, we had outstanding foreign exchange contracts in Europe and Japan to purchase $144.9 million U.S. dollars through March 2004. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.

      Our primary foreign currency exposure relates to our Euro debt. As of April 3, 2004, the fair value of our fixed Euro debt was $292.6 million, based on its quoted market price as listed on the London Stock exchange and translated using Euro exchange rates in effect as of April 3, 2004. The potential increase in fair value of our fixed rate Euro debt resulting from a hypothetical 10% adverse change in exchange rates would have been approximately $29.3 million at April 3, 2004. As of April 3, 2004, a hypothetical immediate 10% adverse change in exchange rates would have had a $1.8 million unfavorable impact over a one-year period on our earnings and cash flows.

Interest Rates

      Our primary interest rate exposure relates to our fixed rate debt. The potential increase in fair value of our fixed rate Euro debt resulting from a hypothetical 10% adverse change in interest rates would have been approximately $4.1 million at April 3, 2004. We employ a fair value hedging strategy utilizing interest rate swaps to effectively float a portion of our interest rate exposure on our fixed rate Euro debt. On April 6, 2004, the company executed an interest rate swap to convert the fixed interest rate on €50 million of the Eurobonds to a floating rate. After the execution of this swap, approximately €77 million of Eurobonds remained at fixed interest rate.

Item 8.	Financial Statements and Supplementary Data

      See the “Index to Consolidated Financial Statements” appearing at the end of this report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Based on an evaluation as of the end of the fiscal year covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information relating to the company and its subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      During the last fiscal quarter covered by this annual report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information relating to our directors will be set forth under the captions “(Proposal 1) ELECTION OF DIRECTORS CORPORATE GOVERNANCE — Independent Committees of the Board” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s proxy statement for it’s 2004 annual meeting of stockholders (to be filed within 120 days after April 3, 2004 (“the Proxy Statement”) and is incorporated by reference herein. Information relating to our executive officers is set forth in Item I of this report on Form 10-K under the caption “Executive Officers”.

      The Company has a Code of Ethics for Principal Executive Officers and Senior Financial Officers that applies to our principal executive officer, our principal operating officer, our principal financial officer, our controller, and our principal accounting officer. You can find our Code of Ethics for Principal Executive Officers and Senior Financial Officers on our internet site, http://investor.polo.com. We will post any amendments to the Code of Ethics for Principal Executive Officers and Senior Financial Officers and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our internet site.

Item 11.	Executive Compensation

      Information relating to executive compensation will be set forth under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information at April 3, 2004.

      The following table sets forth information as of April 3, 2004 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

	(a)	(b)	(c)

Number of Securities
Remaining Available for
Future Issuance Under
	Numbers of Securities to		Equity Compensation
	be Issued upon Exercise of		Plans (Excluding
	Outstanding Options,	Weighted-Average Exercise	Securities Reflected in
Plan Category	Warrants and Rights	Price of Outstanding Options ($)	Column (a))

Equity compensation plans approved by security holders	10,823,180 (1)	23.44 (2)	5,172,342 (3)
Equity compensation plans not approved by security holders	—	—	—
Total	10,823,180	23.44	5,172,342

(1)	Consists of 10,722,639 options to purchase shares of our Class A Common Stock and 100,541 restricted stock units that are payable solely in shares of Class A Common Stock.

(2)	Represents the weighted average exercise price of the outstanding stock options. No exercise price is payable with respect to the outstanding restricted stock units.

(3)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s 1997 Long-Term Stock Incentive Plan. An additional 299,149 outstanding shares of restricted stock granted under the Company’s 1997 Long-Term Stock Incentive Plan that remain subject to forfeiture are not reflected in column (c).

Other information relating to security ownership of certain beneficial owners and management will be set forth under the caption “SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT” in the Proxy Statement and such information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions

      The information required to be included by Item 13 of Form 10-K will be included under the caption “CERTAIN RELATIONSHIPS AND TRANSACTIONS” in the proxy statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

      The information required to be included by Item 14 of Form 10-K will be included under the caption “(Proposal 2) RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS — Independent Auditor’s Fees” in the Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1, 2. Financial Statements and Schedules. See index on Page F-1.

                 3. Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-24733) (the “S-1”))*
3.2		Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the S-1)*
10	.1(a)	Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the S-1)*†
10	.1(b)	Amendment to Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan (filed as Exhibit A to the Company’s DEF 14A Proxy Statement, filed June 27, 2000)*†
10.2		Polo Ralph Lauren Corporation 1997 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.2 to the S-1)*†
10.3		Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan (filed as Exhibit 10.3 to the Fiscal 2000 10-K)†
10.4		Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*
10.5		U.S.A. Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, and Cosmair, Inc., and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.4 to the S-1)*
10.6		Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky Lauren and Mark N. Kaplan, as Licensor, and Cosmair, Inc., as Licensee, and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the S-1)*
10.7		Foreign Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, as Licensor, and L’Oreal S.A., as Licensee, and letter Agreements related thereto dated January 1, 1985, September 16, 1994 and October 25, 1994** (filed as Exhibit 10.6 to the S-1)*
10.8		Restated Foreign License Agreement, dated January 1, 1985, between The Polo/ Lauren Company, as Licensor, and L’Oreal S.A., as Licensee, Letter Agreement related thereto dated January 1, 1985, and Supplementary Agreement thereto, dated October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.9		Amendment, dated November 27, 1992, to Foreign Design and Consulting Agreement and Restated Foreign License Agreement** (filed as Exhibit 10.8 to the S-1)*

Exhibit
Number	Description

10.10	Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones Apparel Group, Inc.** (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 28, 1998 (the “Fiscal 1998 10-K”))*
10.11	License Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones Apparel Group, Inc.** (filed as Exhibit 10-26 to the Fiscal 1998 10-K)*
10.12	Fiscal and Paying Agency Agreement dated November 22, 1999, among Polo Ralph Lauren Corporation, its subsidiary guarantors and The Bank of New York, as fiscal and principal paying agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 1, 2000)*
10.13	Form of Indemnification Agreement between Polo Ralph Lauren Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.14	Amended and Restated Employment Agreement, effective April 4, 1999 between Ralph Lauren and Polo Ralph Lauren Corporation (filed as Exhibit 10.23 to the Fiscal 1999 Form 10-K)*†
10.15	Deferred Compensation Agreement dated April 2, 1995, between F. Lance Isham and Polo Ralph Lauren, L.P. (filed as Exhibit 10.14 to the S-1)*†
10.16	Amendment to Deferred Compensation Agreement made as of November 10, 1998, between F. Lance Isham and Polo Ralph Lauren Corporation (filed as Exhibit 10.14 to the Fiscal 1999 10-K)*†
10.17	Amended and Restated Employment Agreement effective November 10, 1998, between F. Lance Isham and Polo Ralph Lauren Corporation (filed as Exhibit 10.16 to the Fiscal 1999 10-K)*†
10.18	Amendment No. 1 to Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and F. Lance Isham, dated as of December 21, 2000 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 30, 2000)*†
10.19	Employment Agreement effective April 12, 2000, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.27 to the Fiscal 2000 10-K)*†
10.20	Employment Agreement, dated July 1, 2001, between Polo Ralph Lauren Corporation and Gerald M. Chaney (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (File No. 333-83500))*†
10.21	Amended and Restated Employment Agreement, dated as of September 8, 2003, between Polo Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 27, 2003)*†
10.22	Polo Ralph Lauren Corporation Profit Sharing Retirement Savings Plan as Amended and Restated Generally Effective as of March 31, 2002 (filed as Exhibit 10.32 to the Fiscal 2002 10-K)*†
10.23	Polo Ralph Lauren Corporation Profit Sharing Retirement Savings Plan (For Hourly Employees of Fashions Outlet of America, Inc., and Subsidiaries and Polo Clothing Co., Inc.) as Amended and Restated Generally Effective as of March 31, 2002 (filed as Exhibit 10.33 to the Fiscal 2002 10-K)*†
10.24	Consulting Agreement, dated as of March 25, 2002, between Polo Ralph Lauren Corporation and Arnold H. Aronson (filed as Exhibit 10.34 to the Fiscal 2002 10-K)*†
10.25	Amended and Restated Employment Agreement, effective as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2002)*†

Exhibit
Number	Description

10.26	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan as Amended as of August 15, 2002 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 28, 2002)*†
10.27	Cross Default and Term Extension Agreement, dated May 11, 1998, among PRL USA, Inc., The Polo/ Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co., Inc. (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 28, 2002)*
10.28	Form of Credit Agreement, dated as of November 18, 2002, among Polo Ralph Lauren, as Borrower, The Lenders Party Thereto, and JP Morgan Chase Bank, as Administrative Agent, The Bank of New York, Fleet National Bank, SunTrust Bank, Wachovia Bank, N.A., as Syndication Agents, and J.P. Morgan Securities, Inc. as Sole Bookrunner and Sole Lead Arranger (filed as Exhibit 10-2 to the Form 10-Q for the quarterly period ended December 28, 2002)*
10.29	Amendment generally effective as of March 31, 2002, to the Polo Ralph Lauren Corporation Profit Sharing Retirement Savings Plan as Amended and Restated Generally Effective as of March 31, 2002 (filed as Exhibit 10.39 to the Fiscal 2003 Form 10-K)†*
10.30	Amendment generally effective as of March 31, 2002, to the Polo Ralph Lauren Corporation Profit Sharing Retirement Savings Plan (For Hourly Employees of Fashions Outlet of America, Inc., and Subsidiaries and Polo Clothing Co., Inc.) as Amended and Restated Generally Effective as of March 31, 2002 (filed as Exhibit 10.40 to the Fiscal 2003 Form 10-K)†*
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Fiscal 2003 Form 10-K)*
21.1	List of Significant Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)
31.2	Certification of Gerald M. Chaney required by 17 CFR 240.13a-14(a)
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Gerald M. Chaney Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

*	Incorporated herein by reference.

†	Exhibit is a management contract or compensatory plan or arrangement.

**	Portions of Exhibits 10.5-10.11 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

      (b) Reports on Form 8-K

(i) Report on Form 8-K dated February 4, 2004, reporting the release of our results of operations for the fiscal quarter ended December 27, 2003 and attaching a copy of the press release reporting such results. The information contained in this Form 8-K, including the accompanying exhibit, was furnished under Item 12 of Form 8-K and shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(ii) Report on Form 8-K dated March 19, 2004, attaching a copy of the press release announcing rulings on motions in the Company’s litigations with Jones Apparel Group, Inc.

SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 4, 2004.

POLO RALPH LAUREN CORPORATION

By:	/s/GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President of Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

      Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RALPH LAUREN Ralph Lauren	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 4, 2004

/s/ ROGER N. FARAH Roger N. Farah	President, Chief Operating Officer and Director	June 4, 2004

/s/ GERALD M. CHANEY Gerald M. Chaney	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 4, 2004

/s/ ARNOLD H. ARONSON Arnold H. Aronson	Director	June 4, 2004

/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	June 4, 2004

/s/ DR. JOYCE F. BROWN Dr. Joyce F. Brown	Director	June 4, 2004

/s/ JOEL L. FLEISHMAN Joel L. Fleishman	Director	June 4, 2004

/s/ RICHARD A. FRIEDMAN Richard A. Friedman	Director	June 4, 2004

/s/ F. LANCE ISHAM F. Lance Isham	Vice Chairman of the Board of Directors	June 4, 2004

Signature	Title	Date

/s/ JUDITH A. MCHALE Judith A. McHale	Director	June 4, 2004

/s/ TERRY S. SEMEL Terry S. Semel	Director	June 4, 2004

/s/ MYRON E. ULLMAN, III Myron E. Ullman, III	Director	June 4, 2004

POLO RALPH LAUREN CORPORATION

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Polo Ralph Lauren Corporation
New York, New York

      We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) as of April 3, 2004 and March 29, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 3, 2004 and March 29, 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

June 4, 2004

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 3,	March 29,
	2004	2003

	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$343,477	$343,606
Accounts receivable, net of allowances of $30,536 and $17,631	441,724	375,823
Inventories	363,691	363,771
Deferred tax assets	21,565	15,735
Prepaid expenses and other	100,862	63,615

Total current assets	1,271,319	1,162,550
Property and equipment, net	397,328	354,996
Deferred tax assets	61,579	54,386
Goodwill, net	341,603	315,559
Intangibles, net	17,640	11,400
Other assets	180,772	139,931

Total assets	$2,270,241	$2,038,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank borrowings	$—	$100,943
Accounts payable	187,355	181,392
Income tax payable	77,736	55,501
Deferred tax liabilities	1,821	—
Accrued expenses and other	234,218	162,511

Total current liabilities	501,130	500,347
Long-term debt	277,345	248,494
Other noncurrent liabilities	69,693	81,214
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common Stock
Class A, par value $0.01 per share; 500,000,000 shares authorized; 61,498,183 and 48,977,119 shares issued and outstanding	620	489
Class B, par value $0.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Class C, par value $0.01 per share; 70,000,000 shares authorized; 0 and 10,570,979 shares issued and outstanding	—	106
Additional paid-in-capital	563,457	504,700
Retained earnings	927,390	776,359
Treasury Stock, Class A, at cost (4,145,800 and 4,105,932 shares)	(78,975)	(77,928)
Accumulated other comprehensive income	23,942	10,787
Unearned compensation	(14,794)	(6,179)

Total stockholders’ equity	1,422,073	1,208,767

Total liabilities and stockholders’ equity	$2,270,241	$2,038,822

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

	(Dollars in thousands, except per share data)
Net sales	$2,380,844	$2,189,321	$2,122,333
Licensing revenue	268,810	250,019	241,374

Net revenues	2,649,654	2,439,340	2,363,707
Cost of goods sold	1,326,335	1,231,739	1,216,904

Gross profit	1,323,319	1,207,601	1,146,803
Selling, general and administrative expenses	1,029,957	904,741	837,591
Restructuring charge	19,566	14,443	16,000

Total expenses	1,049,523	919,184	853,591

Income from operations	273,796	288,417	293,212
Foreign currency losses (gains)	1,864	529	(1,820)
Interest expense	10,000	13,502	19,033

Income before provision for income taxes and other (income) expense, net	261,932	274,386	275,999
Provision for income taxes	95,055	100,151	103,499
Other (income) expense, net	(4,077)	—	—

Net income	$170,954	$174,235	$172,500

Net income per share — Basic	$1.73	$1.77	$1.77

Net income per share — Diluted	$1.69	$1.76	$1.75

Weighted-average common shares outstanding — Basic	98,977	98,331	97,470

Weighted-average common shares outstanding — Diluted	100,960	99,263	98,523

Dividends declared per share	$0.20	$—	$—

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Treasury Stock,		Accumulated
	Common Stock		Additional		at cost		Other
			Paid-In	Retained			Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Compensation	Total

	(Dollars in thousands, except share data)
Balance at March 31, 2001	100,949,730	$1,009	$463,001	$430,047	3,771,806	$(71,179)	$(10,529)	$(3,040)	$809,309
Comprehensive income:
Net income				172,500
Foreign currency translation adjustments, net of income tax benefit of $4.6 million							(7,652)
Cumulative transition adjustment, Net							4,028
Net unrealized gains and losses on hedges reclassified into earnings, net							(4,875)
Unrealized loss on hedges, net							(771)
Total comprehensive Income									163,230
Repurchases of common stock					104,700	(2,067)			(2,067)
Exercise of stock options	1,154,709	12	24,474						24,486
Income tax benefit from stock option exercises			2,862						2,862
Net loss of certain European subsidiaries (10/1/01 — 12/29/01)				(423)					(423)
Restricted stock amortization								798	798

Balance at March 30, 2002	102,104,439	$1,021	$490,337	$602,124	3,876,506	$(73,246)	$(19,799)	$(2,242)	$998,195

Comprehensive income:
Net income				174,235
Foreign currency translation adjustments, net of income tax provision of $7.5 million							47,015
Net unrealized gains and losses on hedges reclassified into earnings, net							794
Unrealized loss on hedges, net							(17,223)
Total comprehensive Income									204,821
Repurchases of common stock					229,426	(4,682)			(4,682)
Exercise of stock options	423,680	4	7,714						7,718
Income tax benefit from stock option exercises			1,189						1,189
Restricted stock grants	300,000	3	5,460					(5,463)	—
Restricted stock amortization								1,526	1,526

Balance at March 29, 2003	102,828,119	$1,028	$504,700	$776,359	4,105,932	$(77,928)	$10,787	$(6,179)	$1,208,767

Comprehensive income:
Net income				170,954
Foreign currency translation adjustments, net of income tax provision of $1.8 million							45,526
Unrealized loss on hedges, net							(32,371)
Total comprehensive Income									184,109
Cash Dividend				(19,923)					(19,923)
Repurchases of common stock					39,868	(1,047)			(1,047)
Exercise of stock options	1,950,085	20	40,394						40,414
Income tax benefit from stock option exercises			5,703						5,703
Restricted stock grants		5	12,660					(12,665)	—
Restricted stock amortization								4,050	4,050

Balance at April 3, 2004	104,778,204	$1,053	$563,457	$927,390	4,145,800	$(78,975)	$23,942	$(14,794)	$1,422,073

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities
Net income	$170,954	$174,235	$172,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	(4,233)	8,901	21,216
Depreciation and amortization	83,189	78,645	83,919
Provision for losses on accounts receivable	2,623	1,760	2,920
Changes in other non-current liabilities	(18,930)	3,087	(15,628)
Provision for restructuring	19,566	14,443	16,000
Foreign currency losses (gains)	1,864	529	(1,820)
Other	5,565	(1,152)	9,173
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(55,032)	(7,798)	(92,314)
Inventories	17,227	6,365	82,721
Prepaid expenses and other	(32,439)	(19,149)	30,102
Other assets	(37,163)	2,868	6,142
Accounts payable	(2,296)	(5,080)	(11,001)
Income taxes payable	27,658	—	—
Accrued expenses and other	32,053	11,320	(4,213)

Net cash provided by operating activities	210,606	268,974	299,717

Cash flows from investing activities
Purchases of property and equipment, net	(123,026)	(98,664)	(88,008)
Acquisitions, net of cash acquired	(5,019)	(30,326)	(23,702)
Equity interest investments	(4,548)	(47,631)	—
Purchase of trademark	(7,500)	—	—
Disposal of property and equipment	7,391	13,452	—
Cash surrender value — officers’ life insurance	—	(3,100)	(4,242)

Net cash used in investing activities	(132,702)	(166,269)	(115,952)

Cash flows from financing activities
Payment of dividends	(14,847)	—	—
Repurchases of common stock	(1,047)	(4,682)	(2,067)
Proceeds from exercise of stock options	40,414	7,718	24,486
Proceeds from (repayments of) short-term borrowings, net	—	68,000	(52,166)
Repayments of long-term debt	—	(7,700)	(10,576)
Net payments of short-term debt	(100,943)	(80,000)	—

Net cash used in financing activities	(76,423)	(16,664)	(40,323)

Effect of exchange rate changes on cash and cash equivalents and net investments in foreign subsidies	(1,610)	12,832	(928)

Net (decrease) increase in cash and cash equivalents	(129)	98,873	142,514
Cash and cash equivalents at beginning of period	343,606	244,733	102,219

Cash and cash equivalents at end of period	$343,477	$343,606	$244,733

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

	(Dollars in thousands)
Supplemental cash flow information
Cash paid for interest	$9,396	$19,654	$20,193

Cash paid for income taxes	$60,810	$65,163	$58,328

Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired, excluding cash	$—	$38,832	$49,431
Less:
Cash paid	—	30,326	23,702
Acquisition obligation	—	—	10,500

Liabilities assumed	$—	$8,506	$15,229

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1.	Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated. PRLC and its subsidiaries are collectively referred to as the “the Company”, “we,” “us,” “our” and “ourselves,” unless the content requires otherwise.

Business

      We design, license, contract for the manufacture of, market and distribute men’s and women’s apparel, accessories, fragrances, skin care products and home furnishings. Our sales are principally to major department and specialty stores located throughout the United States and Europe. We also sell directly to consumers through full-price and outlet Polo Ralph Lauren, Ralph Lauren and Club Monaco stores located throughout the United States, Canada, Europe, South America and Asia.

      We are party to licensing agreements which grant the licensee exclusive rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas. The license agreements typically provide for designated terms with renewal options based on achievement of specified sales targets. The agreements also require that certain minimum amounts be spent on advertising for licensed products. Additionally, as part of the licensing arrangements, each licensee is typically required to enter into a design services agreement pursuant to which design and other creative services are provided. The license and design services agreements provide for payments based on specified percentages of net sales of licensed products. Additionally, we have granted royalty-free licenses to independent parties to operate Polo stores to promote the sale of our merchandise and our licensees’ merchandise both domestically and internationally.

Fiscal Year

      Our fiscal year ends on the Saturday nearest to March 31. All references to “Fiscal 2004” represent the 53-week fiscal year ended April 3, 2004 and references to “Fiscal 2003” and “Fiscal 2002” represent the 52-week fiscal years ended March 29, 2003 and March 30, 2002, respectively.

Consolidation of European Entities — Change in Reporting Period

      Effective December 30, 2001, for reporting purposes the Company changed the fiscal year ends of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on a three-month lag with a fiscal year ending December 31. Accordingly, the net activity shown below for the three-month period ended December 29, 2001, for those European subsidiaries, is reported as an adjustment

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to retained earnings in the fourth quarter of Fiscal 2002 in the accompanying financial statements.

Three-months Ended December 29, 2001:

(Dollars in millions)
Net sales	$49.5
Gross profit	25.5
Pre-tax loss	(0.7)
Income tax benefit	0.3
Net loss	$(0.4)

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

Use of Estimates

      Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations, and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, inventories, goodwill, other long-lived intangible assets, income taxes, accrued expenses and derivative instruments. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Estimates by their nature are based on judgements and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgment of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

Revenue Recognition

      Wholesale sales are recognized when the title and risk of loss passes to the customer and are recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end of season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Sales by our retail and outlet stores are recognized when

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goods are sold to consumers, net of returns. Licensing revenue is recognized based upon shipment of licensed products sold by our licensees, net of allowances.

Accounts Receivable, Net

      In the normal course of business, we extend credit to customers, who satisfy pre-defined credit criteria. Accounts receivable, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends, the financial condition of our customers and an evaluation of the economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational chargebacks, net of the expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in accounts receivable, net. These provisions result from divisional seasonal negotiations, as well as historic deduction trends net of expected recoveries, and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase these provisions.

Inventories

      Inventories are valued at the lower of cost First-in, First-out, (“FIFO”), method, or market. We continually evaluate the composition of our inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is determined based on historical sales trends for the category of inventory involved, the impact of market trends and economic conditions. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory reserve position at least quarterly and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic, and required adjustments could materially adversely affect future results of operations. The Company’s historical estimates of these costs have not differed materially from actual results.

Goodwill, Other Intangibles and Long-Lived Assets

      Effective March 31, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer are to be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with definite lives continue to be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      Goodwill represents the excess of purchase cost over the fair value of net assets of businesses acquired. Before adopting the provisions of SFAS No. 142, we amortized goodwill on a straight-line basis over its estimated useful life, ranging from 11 to 40 years. Beginning in Fiscal 2003, consistent with the requirements of SFAS No. 142, we no longer amortize goodwill. The Company reviews goodwill annually for impairment. In addition, trademarks that are owned that have been deemed to have indefinite lives are reviewed at least annually for potential impairment. Trademarks that are licensed by the Company from third parties are amortized over

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the individual terms of the respective license agreement, which approximates 10 years. Goodwill amortization expense was $9.1 million in Fiscal 2002. Accumulated goodwill amortization was $23.7 million at March 30, 2002.

      We assess the carrying value of long-lived and intangible assets, with finite lives, as current facts and circumstances indicate that they may be impaired. In evaluating the fair value and future benefits of all intangible assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and would recognize an impairment loss if the carrying value exceeded the expected future cash flows. The impairment loss would be measured based upon the difference between the fair value of the asset and its recorded carrying value. See Note 9 for long-lived and intangible asset writedowns recorded in connection with our Fiscal 2001 Operational Plan and Fiscal 1999 Restructuring Plan. During Fiscal 2004, there were no material impairment losses recorded in connection with this analysis.

Income Taxes

      Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.” In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We establish the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustments to those provisions.

Accrued Expenses

      Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted. Our historical estimates of these costs and our provisions have not differed materially from actual results.

Derivative Instruments

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We use foreign currency forward contracts for the specific purpose of hedging the exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European entity, royalty, payments from our Japanese entity, and other specific activities. These instruments are designated as cash flow hedges and, in accordance with SFAS No. 133, to the extent the hedges are highly effective, the changes in fair value are included in Accumulated other comprehensive income (loss), net of related tax effects, with the corresponding asset or liability recorded in the balance sheet. The ineffective portion of the cash flow hedge, if any, is recognized in current-period earnings. Amounts recorded in Accumulated other comprehensive income (loss) are reflected in current-period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results of operations. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect our financial condition or results of operations.

      Hedge accounting requires that at the beginning of each hedge period, we justify an expectation that the hedge will be highly effective. This effectiveness assessment involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.

      We hedge our net investment position in Euro functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are immediately recognized in foreign currency translation, a component of Accumulated other comprehensive income (loss), to offset the change in the value of the net investment being hedged.

Inflation

      The rate of inflation over the past few years has not had a significant impact on our sales or profitability.

Alternative Accounting Methods

      In certain instances, accounting principles generally accepted in the United States allow for the selection of alternative accounting methods. The Company’s significant policies that involve the selection of alternative methods are accounting for stock options and inventories.

•	Two alternative methods for accounting for stock options are available, the intrinsic value method and the fair value method. The Company uses the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and future volatility. If the fair value method were used, diluted earnings per share for 2004 would decrease approximately 10%.

•	Two alternative methods for accounting for inventories are the First-in, First out (“FIFO”) method and the last-in, first-out (“LIFO”) method. The Company accounts for all inventories under the FIFO method. Two alternative methods for accounting for retail inventories are the retail method and the cost method. The Company accounts for all retail inventories under the cost method.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Accounting Policies

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

Property, Equipment, Depreciation and Amortization

      Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the related assets on a straight-line basis. The range of useful lives is as follows: buildings — 37.5 years; furniture and fixtures and machinery and equipment — 3 to 10 years. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life. Major additions and betterments are capitalized, and repairs and maintenance are charged to operations in the period incurred. We capitalize our share of the cost of outfitting shop-within-shop fixed assets within furniture and fixtures. These assets are amortized using the straight-line method over their estimated useful lives of 3 to 5 years.

Officers’ Life Insurance

      We maintain whole life insurance policies on several of our senior executives. These policies are recorded at their cash surrender value. Additionally we have policies with split dollar arrangements which are recorded at the lesser of their cash surrender value or premiums paid. Amounts recorded under both types of policies aggregated $50.2 million and $48.8 million at April 3, 2004 and March 29, 2003, respectively and are included in other assets in the accompanying consolidated balance sheets.

      During Fiscal 2003, the Company ceased paying premiums on split dollar life insurance policies related to officers and terminated certain split dollar arrangements. As of April 3, 2004, $2.1 million of split dollar policies had either been surrendered to the insurance company for cash or bought out by the related employee.

Deferred Rent Obligations

      We account for rent expense under noncancelable operating leases with scheduled rent increases and landlord incentives on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred liability. Unamortized deferred rent obligations amounted to $45.4 million and $47.2 million at April 3, 2004 and March 29, 2003, respectively and are included in Accrued expenses and Other, and other noncurrent liabilities in the accompanying consolidated balance sheets.

Other Comprehensive Income

      Other comprehensive income is recorded net of taxes and is reflected in the consolidated statements of stockholders’ equity. Other comprehensive income consists of unrealized gains or losses on hedges and foreign currency translation adjustments.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

      From time to time, we use derivative financial instruments to reduce our exposure to changes in foreign exchange and interest rates. While these instruments are subject to risk of loss from changes in exchange or interest rates, those losses generally would be offset by gains on the related exposure. The accounting for changes in the fair value of a derivative is dependent upon the intended use of the derivative. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as Amended and Interpreted,” requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative.

      Note 12 further describes the derivative instruments we are party to and the related accounting treatment. Historically, we have entered into interest rate swap agreements and forward foreign exchange contracts, which qualify as cash flow hedges under SFAS No. 133. In accordance with SFAS No. 133, we have recorded the fair value of these derivatives at April 1, 2001, and the resulting net unrealized gain, after taxes, of approximately $4.0 million in other comprehensive income as a cumulative transition adjustment. We have also designated our Euro debt as a hedge of our net investment in a foreign subsidiary. During Fiscal 2004, we have entered into various forward exchange contracts that qualified as hedges on inventory purchases and royalty payments.

Foreign Currency Transactions and Translations

      The financial position and results of operations of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at each year end. Results of operations are translated at the average rate of exchange prevailing throughout the period. Translation adjustments arising from differences in exchange rates from period to period are included in other comprehensive income, net of taxes, except for certain foreign-denominated debt. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders’ equity. We have designated our Euro debt as a hedge of our net investment in a foreign subsidiary. Prior to fully designating our Euro debt as a hedge, transaction gains or losses resulting from changes in the Eurodollar rate were recorded in income and amounted to $3.2 million in Fiscal 2003. The gain of the Japanese Yen forward contracts, that did not qualify for hedge accounting, amounted to $2.4 million in Fiscal 2003. Gains and losses from other foreign currency transactions are included in operating results and were not material.

Cost of Goods Sold and Selling Expenses

      Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, as well as reserves for shrinkage. The costs of selling the merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in selling, general and administrative expenses (“SG&A”).

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

      We reflect shipping and handling costs as a component of SG&A expenses in the consolidated statements of income. The shipping and handling costs approximated $61.0 million, $59.9 million and $57.4 million in Fiscal 2004, 2003 and 2002, respectively. As a percent of revenues, they represented 2.6%, 2.7% and 2.7% in Fiscal 2004, 2003 and 2002, respectively. We bill our wholesale customers for shipping and handling costs and record such revenues in net sales upon shipment.

Advertising

      We expense the production costs of advertising, marketing and public relations expenses upon the first showing of the related advertisement. We expense the costs of advertising paid to customers under cooperative advertising programs when the related advertisements are run. Total advertising expenses, including cooperative advertising, included within SG&A expenses amounted to $112.3 million, $92.8 million and $79.8 million in Fiscal 2004, 2003 and 2002, respectively.

Net Income Per Share

      Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period, excluding any potential dilution. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and awards. The difference between the basic and diluted weighted-average shares outstanding is due to the dilutive effect of stock options, restricted stock units and restricted stock awards issued under our stock option plans, which were 857,266 and 932,428, and 1,052,376 shares for Fiscal 2004, 2003 and 2002, respectively.

Stock Options

      We use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for fixed stock option grants. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company’s net income and earnings per share

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would have been reduced to the proforma amounts as follows (Dollars in thousands, except per share data):

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

Net income as reported	$170,954	$174,235	$172,500
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	16,576	16,988	17,009

Pro forma net income	$154,378	$157,247	$155,491

Net income per share as reported —
Basic	$1.73	$1.77	$1.77
Diluted	$1.69	$1.76	$1.75
Pro forma net income per share —
Basic	$1.56	$1.60	$1.60
Diluted	$1.53	$1.58	$1.58

      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2004, 2003 and 2002, respectively: expected volatility of 40.4%, 47.2% and 47.0%; risk-free interest rates of 2.56%, 3.69% and 4.65%; expected lives of 7.5 years, 5.2 years and 6.0 years; and a dividend of $0.20, $0.00 and $0.00.

Reclassifications

      For comparative purposes, certain prior period amounts have been reclassified to conform to the current period’s presentation.

2.	Recent Accounting Pronouncements

      In December 2003, The Securities Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. SAB 104 expands previously issued guidance on the subject of Revenue Recognition and provides specific criteria which must be fulfilled to permit the recognition of revenue from transactions. The Company does not expect the issuance of SAB 104 to have a material effect on the consolidated results of operations or financial position.

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that certain financial instruments that, under previous guidance, could be accounted for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the consolidated results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as for the provisions that relate to SFAS No. 133

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The adoption of this pronouncement did not have a material effect on the consolidated results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. The Company does not intend to expense stock options; therefore the adoption of this statement did not have any impact on the consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has adopted the provisions of SFAS No. 146.

      In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” which was amended by FIN 46R in December, 2003. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46R apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46R did not have a material impact on the consolidated results of operations or financial position of the company. See Note 3 regarding our interest in Ralph Lauren Media, LLC.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on another entity’s failure to perform under an obligation agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in an underlying that is related to an asset, liability or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002, and are applicable to all guarantees issued by the guarantor subject under FIN 45’s scope, including guarantees issued prior to FIN 45. The company adopted FIN 45 in its December 28, 2002 financial statement.

3.	Acquisitions and Joint Venture

      In November 2003, we acquired a license for the use of trademarks for $7.5 million. This license was accounted for as a finite lived intangible asset and is being amortized over 10 years.

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $24.1 million. In connection with the acquisition of the Japanese master license, we recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at this time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During Fiscal 2004, we incurred an additional $3.5 million of transaction costs, which have been included in goodwill and finalized our accounting for the acquisition, which resulted in an additional $0.5 million of goodwill. 100% of the revenues and expenses for the Japanese master license are included in the Company’s consolidated statements of operations. For Fiscal 2004, we have recorded minority interest expense of $1.4 million to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net in the consolidated statements of operations.

      Also, in February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For Fiscal 2004, we recorded $5.5 million of equity investment income related to this investment. This amount is included in Other (income) expense, net in the consolidated statements of operations.

      Results for our 50% interest in the Japanese master license and the 20% equity interest are reported on a one-month lag.

      During Fiscal 2003, we acquired several retail locations from certain of our licensees in Belgium, Germany, and Argentina for a total purchase price of $4.6 million.

      At April 3, 2004, the Company’s accounting for the Fiscal 2003 acquisitions has been finalized. Unaudited proforma information related to these acquisitions is not included since the impact of these transactions are not material to the consolidated results of the Company.

      On October 31, 2001, the Company completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L. (“PRL Fashions” or “Italian Licensee”) which held licenses to sell our women’s Ralph Lauren apparel in Europe, our men’s and boys’ Polo Ralph Lauren apparel in Italy and men’s and women’s Polo Jeans collections in Italy. The purchase price of this transaction was approximately $22.0 million in cash plus the assumption of certain liabilities and earn-out payments based on achieving profitability targets over the first three years with a guaranteed minimum annual payment of $3.5 million each year. The assets acquired of

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15.1 million and liabilities assumed of $15.1 million were recorded at estimated fair values as determined by the Company’s management based on information available at that time. Goodwill of approximately $33.5 million was initially recognized for the excess of the purchase price over the preliminary estimate of fair market value of the net assets acquired. During the quarter ended December 28, 2002, the Company finalized the purchase accounting for the acquisition of the assets, the result of which was an increase in goodwill of approximately $0.3 million. Also, during Fiscal 2004 an initial payment was made on the first earn-out payment calculation, resulting in an additional increase in goodwill of approximately $1.0 million. This adjustment and any other adjustments to the contingent component of the remaining earn-out payments will be accounted for as additional purchase price in future periods. Unaudited pro forma information related to this acquisition is not included since the impact of this transaction is not material to the consolidated results of the Company.

      On October 22, 2001, we acquired the Polo Brussels SA store from one of our licensees. The purchase price of this transaction was approximately $3.0 million in cash, which was primarily allocated to goodwill. Unaudited proforma information related to this acquisition is not included, as the impact of this transaction is not material to the consolidated results of the Company.

      On February 7, 2000, we announced the formation of Ralph Lauren Media, LLC (“RL Media”), a joint venture between National Broadcasting Company, Inc. and certain affiliated companies (“NBC”) and ourselves. RL Media was created to bring our American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media is owned 50% by us and 50% by NBC. In exchange for a 50% interest, we provide marketing through our annual print advertising campaign, make our merchandise available at initial cost of inventory and sell RL Media’s excess inventory through our outlet stores, among other things. NBC contributed $40.0 million in online distribution and promotion and a cash funding commitment up to $50.0 million. NBC also initially committed to contribute $110.0 million of television and online advertising. During Fiscal 2003, RL Media entered into an agreement to sell its unused television and advertising spots for $15.0 million. Under the terms of the joint venture agreement, for tax purposes, we will not absorb any losses from the joint venture up to the first $50.0 million incurred and will share proportionately in the net income or losses thereafter. Additionally, we will receive a royalty on the sale of our products by RL Media based on specified percentages of net sales over a predetermined threshold, subject to certain limitations; to date, no such royalty income has been recognized. RL Media’s managing board has equal representation from NBC and us. The Company uses the equity method of accounting for this investment in which it has more than a minor equity interest and more than minor influence over the operations, but does not have a controlling interest and is not the primary beneficiary. Our financial basis in RL Media is zero. Our equity in the net assets of RL Media is less than our financial basis. We have not recognized any losses in excess of our financial basis since there are no financial guarantees, commitments or obligations to fund the operations of RL Media.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

      Inventories are summarized as follows (Dollars in thousands):

	April 3,	March 29,
	2004	2003

Raw materials	$5,516	$4,214
Work-in-process	4,669	4,536
Finished goods	353,506	355,021

	$363,691	$363,771

5.	Property and Equipment, Net

      Property and equipment, net consisted of the following (Dollars in thousands):

	April 3,	March 29,
	2004	2003

Land and improvements	$3,725	$3,725
Buildings	18,540	18,490
Furniture and fixtures	345,668	308,300
Machinery and equipment	180,138	133,835
Leasehold improvements	329,186	298,449

	877,257	762,799
Less: accumulated depreciation and amortization	479,929	407,803

	$397,328	$354,996

      Depreciation and amortization expense of property and equipment was $81.9 million, $78.6 million and $74.8 million for Fiscal 2004, 2003 and 2002, respectively.

6.	Goodwill and Other Intangible Assets

      Effective March 31, 2002, the Company adopted SFAS No. 142. This accounting standard requires that goodwill and indefinite lived intangible assets are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives will continue to be amortized over their useful lives. The transitional impairment tests were completed and did not result in an impairment charge. We completed our annual impairment test as of the first day of the second quarter of Fiscal 2004. As a result of this test, no impairment was recognized.

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

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

Reported net income	$170,954	$174,235	$172,500
Goodwill amortization, net of tax	—	—	5,712

Adjusted net income	$170,954	$174,235	$178,212

Adjusted net income per share — Basic	$1.73	$1.77	$1.83
Adjusted net income per share — Diluted	$1.69	$1.76	$1.81

      The carrying value of goodwill as of April 3, 2004 and March 29, 2003 by operating segment is as follows (Dollars in millions):

	Wholesale	Retail	Licensing	Total

Balance at March 29, 2003	$133.7	$69.4	$112.5	$315.6
Purchases	1.0	—	4.0	5.0
Effect of foreign exchange and other adjustments	16.4	4.6	—	21.0

Balance at April 3, 2004	$151.1	$74.0	$116.5	$341.6

      The carrying value of indefinite lived intangible assets as of April 3, 2004 was $1.5 million and relates to the Company’s owned trademark. Finite life intangible assets as of April 3, 2004 and March 29, 2003, subject to amortization, are comprised of the following (Dollars in thousands):

	April 3, 2004			March 29, 2003

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.		Estimated
	Amount	Amort.	Net	Amount	Amort.	Net	Lives

Licensed trademarks	$17,400	(1,260)	$16,140	9,900	—	9,900	10 years

      No intangible amortization expense was recorded during 2002. The estimated intangible amortization expense for each of the next five years is expected to be approximately $1.7 million per year.

7.	Other Assets

      Other assets consisted of the following (Dollars in thousands):

	April 3,	March 29,
	2004	2003

Equity interest investment	$57,766	$47,631
Officers’ life insurance	50,250	48,826
Other long-term assets	72,756	43,474

	$180,772	$139,931

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses and Other

      Accrued expenses consisted of the following (Dollars in thousands):

	April 3,	March 29,
	2004	2003

Accrued operating expenses	$174,574	$103,670
Accrued payroll and benefits	38,217	33,630
Accrued restructuring charge	12,835	15,817
Deferred rent obligation	8,592	9,394

	$234,218	$162,511

9.	Restructuring Charge

      During Fiscal 2004, we decided to close our remaining RRL stores, in connection with this decision we recorded a $1.3 million restructuring charge for fixed asset write-offs and lease termination costs.

2003 Restructuring Plan

      During the third quarter of Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. The major initiatives of the plan included the following: consolidation of our headquarters from five cities in three countries to one location; the consolidation of our European logistics operations to Italy; and the migration of all European information systems to a standard global system. In connection with the implementation of this plan, the Company has recorded a restructuring charge of $7.9 million during Fiscal 2004 and $14.4 million during Fiscal 2003 for severance and contract termination costs. The $7.9 million represents the additional liability for employees notified of their termination and properties we ceased using during Fiscal 2004. The major components of the charge and the activity through April 3, 2004 were as follows (Dollars in thousands):

		Lease and
	Severance and	Other Contract
	Termination	Termination
	Benefits	Costs	Total

Fiscal 2003 provision	$11,876	$2,567	$14,443
Fiscal 2003 spending	(3,777)	—	(3,777)

Balance at March 29, 2003	8,099	2,567	10,666
Fiscal 2004 provision	$7,104	$757	$7,861
Fiscal 2004 spending	(11,887)	(1,465)	(13,352)

Balance at April 3, 2004	$3,316	$1,859	$5,175

      Total severance and termination benefits as a result of this restructuring related to approximately 160 employees. Total cash outlays related to this plan of approximately $17.1 million have been paid through April 3, 2004. It is expected that this plan will be completed, and the remaining liabilities will be paid, in Fiscal 2005.

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

      In connection with the implementation of the 2001 Operational Plan, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of Fiscal 2001. This charge was subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of Fiscal 2001 and a $16.0 million increase in the fourth quarter of Fiscal 2002 for lease termination costs associated with the closure of our retail stores. During Fiscal 2004, a $10.4 million increase was recorded due to market factors that were less favorable than originally estimated. The major components of the charge and the activity through April 3, 2004, were as follows (Dollars in thousands):

			Lease and
	Severance and	Asset	Contract
	Termination	Write	Termination	Other
	Benefits	Downs	Costs	Costs	Total

Balance at March 31, 2001	$2,942	$—	$4,169	$782	$7,893
2002 spending	(2,150)	—	(6,014)	(767)	(8,931)
Additional provision	—	—	16,000	—	16,000

Balance at March 30, 2002	792	—	14,155	15	14,962
2003 spending	(792)	—	(9,004)	(15)	(9,811)

Balance at March 29, 2003	—	—	5,151	—	5,151

Fiscal 2004 provision	—	—	10,404	—	10,404
Fiscal 2004 spending	—	—	(9,195)	—	(9,195)

Balance at April 3, 2004	$—	$—	$6,360	$—	$6,360

      Total severance and termination benefits as a result of the 2001 Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the 2001 Operational Plan are expected to be approximately $51.2 million, $44.7 million of which have been paid through April 3, 2004. We completed the implementation of the 2001 Operational Plan in Fiscal 2002 and expect to settle the remaining liabilities in Fiscal 2005 or in accordance with contract terms.

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

      In connection with the implementation of the 1999 Restructuring Plan, we recorded a pre-tax restructuring charge of $58.6 million in our fourth quarter of Fiscal 1999. We completed the

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementation of the 1999 Restructuring Plan in Fiscal 2000 and have settled the remaining liabilities during Fiscal 2004. The activity through April 3, 2004, was as follows (Dollars in thousands):

		Lease and
	Severance and	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total

Balance at March 31, 2001	$4,246	$1,747	$—	$5,993
2002 spending	(2,790)	(521)	—	(3,311)

Balance at March 30, 2002	1,456	1,226	—	2,682
2003 spending	(1,456)	(1,226)	—	(2,682)

Balance at March 29, 2003	$—	$—	$—	$—

      Total cash outlays related to the 1999 Restructuring Plan were approximately $39.5 million, all of which have been paid through April 3, 2004.

10.	Income Taxes

      The Company and its U.S. subsidiaries file a consolidated Federal Income tax return. The components of the provision for income taxes were as follows (Dollars in thousands):

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

Current:
Federal	$81,781	$77,299	$58,529
State and local	4,135	6,550	6,457
Foreign	10,450	7,401	17,297

	96,366	91,250	82,283

Deferred:
Federal	(4,421)	9,039	15,835
State and local	(831)	(2,045)	4,672
Foreign	3,941	1,907	709

	(1,311)	8,901	21,216

	$95,055	$100,151	$103,499

      The current income tax provisions exclude approximately $5.7 million in Fiscal 2004, $1.2 million in Fiscal 2003, and $2.9 million in Fiscal 2002 arising from the tax benefits related to the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The foreign and domestic components of income before provision for income taxes were as follows (Dollars in thousands):

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

Domestic	$198,957	$190,167	$287,291
Foreign	62,975	84,219	(11,292)

	$261,932	$274,386	$275,999

      The deferred tax assets reflect the net tax effect of temporary differences, primarily net operating loss carryforwards, property and equipment and accounts receivable, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the net deferred tax assets at April 3, 2004 and March 29, 2003 were as follows (Dollars in thousands):

	April 3,	March 29,
	2004	2003

Deferred Tax Assets:
Net operating loss carryforwards	$83,752	$61,661
Property and equipment	24,964	21,292
Accounts receivable	13,792	6,805
Uniform inventory capitalization	5,117	4,986
Deferred compensation	8,597	8,955
Restructuring reserves	5,018	3,958
Accrued expenses	1,788	1,513
Other	15,529	9,556

Total Deferred Tax Asset	158,557	118,726
Less: Valuation allowance	62,934	44,580

Net Deferred Tax Asset	95,623	74,146
Deferred Tax Liabilities:
Goodwill and other intangibles	(9,854)	(5,496)
Foreign reorganization costs	(4,572)	(2,743)

Total Deferred Tax Liability	(14,426)	(8,239)

Net Deferred Tax Asset	$81,197	$65,907

      We have available federal, state and foreign net operating loss carryforwards of approximately $10.0 million, $227.5 million and $22.1 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2005. The utilization of the federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382, which applies following certain changes in ownership of the entity generating the loss carryforward. As a result of the limitation of Section 382, we believe that approximately $3.3 million of the federal net operating loss carryforwards will expire and not be utilized. A valuation allowance has been recorded against such net operating losses.

      Also, we have available state and foreign net operating loss carryforwards of approximately $2.1 million and $180.0 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded since we do not believe that we will

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of a portion of the deferred tax asset relating to these federal, state and foreign net operating loss carryforwards would result in a reduction of goodwill recorded in connection with acquisitions. Additionally, we have recorded a valuation allowance against certain other deferred tax assets relating to our foreign operations. Subsequent recognition of these deferred tax assets, as well as a portion of the foreign net operating loss carryforwards, would result in an income tax benefit in the year of such recognition.

      Provision has not been made for United States or additional foreign taxes on approximately $120.0 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC, a subsidiary or a United States affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. We believe that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States foreign tax credits.

      The historical provision for income taxes in Fiscal 2004, 2003 and 2002 differs from the amounts computed by applying the statutory federal income tax rate to income before provision for income taxes due to the following (Dollars in thousands):

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

Provision for income taxes at statutory Federal rate	$91,677	$96,035	$96,600
Increase (decrease) due to:
State and local income taxes, net of Federal Benefit	2,148	2,928	7,233
Foreign income taxes, net	4,803	623	(7,308)
Other	(3,573)	565	6,974

	$95,055	$100,151	$103,499

11.	Financing Agreements

      In November 2002, we terminated both our 1997 bank credit facility and our 1999 senior bank credit facility and entered into a new credit facility. The 1997 bank credit facility provided for a $225.0 million revolving line of credit and matured on December 31, 2002, while the 1999 senior bank credit facility consisted of a $20.0 million revolving line of credit and an $80.0 million term loan, both of which were scheduled to mature on June 30, 2003. The new credit facility is with a syndicate of banks and consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on November 18, 2005. As of April 3, 2004 we had no balance outstanding under the new facility. Borrowings under this facility bear interest, at our option, at a rate equal to (i) the higher of the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentages, and a margin based on our then current credit ratings. As of April 3, 2004, the margin was 0.75%.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our 2002 bank credit facility requires that we maintain a minimum consolidated tangible net worth, and a maximum Adjusted Debt to EBITDAR (as such terms are defined in the Credit Facility) ratio.

      The credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

•	sell or dispose of our assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances or guarantees;

•	engage in transactions with affiliates; and

•	make investments.

      Upon the occurrence of an event of default under the credit facility, the lenders may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and payable. The credit facility specifies a number of events of default, many of which are subject to applicable grace or cure periods, including, among others, the failure to make timely principal and interest payments, to satisfy the covenants, or to maintain the required financial performance requirements described above. Additionally, the agreement provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock. As of April 3, 2004, the Company was in compliance with all covenants.

      On November 22, 1999, we issued Euro 275.0 million of 6.125% Notes (“Euro debt”) due November 2006. The Euro debt is listed on the London Stock Exchange. The net proceeds from the Euro debt offering were $281.5 million based on the Euro exchange rate on the issuance date. A portion of the net proceeds from the issuance was used to finance the acquisition of stock and certain assets of Poloco while the remaining net proceeds were retained for general corporate purposes. Interest on the Euro debt is payable annually. Through Fiscal 2004, we repurchased Euro 47.7 million of our outstanding Euro debt, or $43.6 million based on Euro exchange rates. The loss on this early extinguishment of debt was not material.

      At April 3, 2004, we had no balance outstanding under the credit facility and $277.3 million outstanding in Euro debt based on the year end Euro exchange rate. We were also contingently liable for $35.3 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. At March 29, 2003, we had $100.9 million outstanding in direct borrowings and $248.5 million outstanding in Euro debt based on the year end Euro exchange rate. The credit facilities bore interest primarily at the institution’s prime rate. The weighted-average interest rate on borrowings was 3.8%, 5.4% and 5.9% in Fiscal 2004, 2003 and 2002, respectively.

      The carrying amounts of financial instruments reported in the accompanying consolidated balance sheets approximated their estimated fair values, except for the Euro debt, primarily due to either the short-term maturity of the instruments or their adjustable market rate of interest. The fair value of the Euro debt, net of discounts, was $292.6 million, and $252.4 million, as of April 3, 2004 and March 29, 2003 respectively, based on its quoted market price as listed on the London Stock Exchange.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Financial Instruments

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At April 3, 2004, we had the following foreign exchange contracts outstanding: (i) to deliver €67.1 million in exchange for $73.9 million through Fiscal 2005 and (ii) to deliver ¥8,248 million in exchange for $71.0 million through Fiscal 2008. At April 3, 2004, the fair value of these contracts resulted in unrealized losses, net of taxes of $6.6 million and $6.3 million, for the Euro forward contracts and Japanese Yen forward contracts respectively.

      In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap that terminates in November 2006. The interest rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into Euro 105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimis for Fiscal 2004. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges. On April 6, 2004 the Company executed an interest rate swap to convert the fixed interest rate on €50 million of the Eurobonds to a floating rate (EURIBOR based). After the execution of this swap, approximately €77 million of the Eurobonds remained at a fixed interest rate.

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

      In April 1999, we entered into interest rate swap agreements with commercial banks which expired in 2003 to hedge against interest rate fluctuations. The swap agreements effectively

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

converted borrowings under the 2002 bank credit facility from variable rate to fixed rate obligations. Under the terms of these agreements, we made payments at a fixed rate of 5.5% and received payments from the counterparty based on the notional amount of $100.0 million at a variable rate based on LIBOR. The net interest paid or received on this arrangement was included in interest expense. The fair value of these agreements was based upon the estimated amount that we would have to pay to terminate the agreements, as determined by the financial institutions. The fair value of these agreements was an unrealized loss of $1.3 million at March 29, 2003, all of which was reclassified into earnings during Fiscal 2004; and an unrealized loss of $2.6 million at March 30, 2002.

      As of April 3, 2004 and March 29, 2003, the Company was party to the following contracts (Dollars in millions):

	April 3, 2004		March 29, 2003

	Notional	Fair Value	Notional	Fair Value

Foreign Currency Contracts	$144.9	$(13.0)	$92.5	$(0.7)
Cross Currency Swap Contracts	—	—	$100.0	$16.8
Interest Rate Swap Contracts	€105.2	$14.9	$100.0	$(1.3)

13.	Commitments and Contingencies

Leases

      We lease office, warehouse and retail space and office equipment under operating leases which expire through 2029. As of April 3, 2004, aggregate minimum annual rental payments under noncancelable operating leases with lease terms in excess of one year were payable as follows (Dollars in thousands):

Fiscal Year Ending

2005	$107,736
2006	101,979
2007	93,121
2008	88,250
2009	80,032
Thereafter	419,361

$890,479

      Rent expense charged to operations was $107.0 million, $98.2 million and $83.2 million in Fiscal 2004, 2003 and 2002, respectively, net of sub-lease income. Substantially all outlet and retail store leases provide for contingent rentals based upon sales and require us to pay taxes, insurance and occupancy costs. Certain rentals are based solely on a percentage of sales. Contingent rental charges included in rent expense were $8.1 million, $6.9 million and $6.2 million in Fiscal 2004, 2003 and 2002, respectively. These rental amounts exclude associated costs such as real estate taxes and common area maintenance.

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

Concentration of Credit Risk

      We sell our merchandise primarily to major upscale department stores across the United States and extend credit based on an evaluation of the customer’s financial condition generally without requiring collateral. Credit risk is driven by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. A decision by the controlling owner of a group of stores or any substantial customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect. We had three customers who in aggregate constituted approximately 40.1% and 30.0% of trade accounts receivable outstanding at April 3, 2004 and March 29, 2003, respectively.

      We had three significant customers who accounted for approximately 14.1%, 13.2% and 10.4% each of worldwide wholesale net sales, in Fiscal 2004. These three significant customers accounted for approximately 12.5%, 9.7% and 8.4% each of net sales in Fiscal 2003, and for approximately 17.3%, 16.1% and 15.6% each of net sales in Fiscal 2002. Additionally, we had four significant licensees who in aggregate constituted approximately 50%, 51% and 55% of licensing revenue in Fiscal 2004, 2003 and 2002, respectively.

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

Declaration of Dividend

      On May 20, 2003, the Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren common stock. The fourth quarter dividend was payable to shareholders of record at the close of business on April 2, 2004 and was paid on April 16, 2004.

Licensing Commitments

      As a result of the failure of Jones Apparel Group, including its subsidiaries (“Jones”), to meet the minimum sales volumes for the year ended December 31, 2002, under the license agreements for the sale of products under the “Ralph” trademark between us and Jones dated May 11, 1998, these license agreements terminated as of December 31, 2003. We advised Jones that the termination of these licenses automatically resulted in the termination of the licenses between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement, between us and Jones dated May 11, 1998. The Lauren license agreements would otherwise expire on December 31, 2006. The royalties that we received pursuant to the “Lauren” license agreements and “Ralph” license agreements represented revenues in Fiscal 2003 of approximately $37.4 million and $5.3 million, respectively. Jones has reported that net

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales of Lauren and Ralph products for the year ended December 31, 2002 were $548.0 million and $37.0 million, respectively. See Note 20 for additional information on this matter.

Other Commitments

      The Company is not party to any off-balance sheet transactions or unconsolidated special purpose entities for any of the periods presented herein.

14.	Earnings Per Share

      Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding and is calculated under the treasury stock method. The weighted-average number of common shares outstanding used to calculate Basic EPS is reconciled to those shares used in calculation Diluted EPS as follows:

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

	(Shares in thousands)
Basic	98,977	98,331	97,470
Dilutive effect of stock options, restricted stock and restricted stock units	1,983	932	1,053

Diluted shares	100,960	99,263	98,523

      Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted earnings per share.

15.	Common Stock

      All of our outstanding Class B common stock is owned by Mr. Ralph Lauren and related entities and all of our formerly outstanding Class C common stock was owned by certain investment funds affiliated with The Goldman Sachs Group, Inc. (“GS Group”). Shares of Class B common stock are convertible at any time into shares of Class A common stock on a one-for-one basis and may not be transferred to anyone other than affiliates of Mr. Lauren. Shares of Class C common stock were convertible at any time into shares of Class A common stock on a one-for-one basis. During Fiscal 2003, 11.0 million shares of Class C common stock were converted into Class A common stock and sold in a secondary stock offering. During Fiscal 2004, the remaining Class C shares held by GS Group were converted into Class A common stock and sold in a secondary stock offering. There is no longer any Class C common stock outstanding. The holders of Class A common stock generally have rights identical to holders of Class B common stock except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 10 votes per share. Holders of all classes of common stock entitled to vote will vote together as a single class on all matters presented to the stockholders for their vote or approval except for the election and the removal of directors and as otherwise required by applicable law.

      As of May 21, 2004, there were 1,174 holders of record of our Class A common stock and four holders of record of our Class B common stock.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Stock Incentive Plans

      On June 9, 1997, our Board of Directors adopted the 1997 Long-Term Stock Incentive Plan (Stock Incentive Plan). The Stock Incentive Plan authorizes the grant of awards to any officer or other employee, consultant to, or director with respect to a maximum of 10.0 million shares of our Class A common stock (“Shares”), subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events, which awards may be made in the form of: (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code; (iii) stock appreciation rights; (iv) restricted stock and/or restricted stock units; (v) performance awards; and (vi) other stock-based awards. On June 13, 2000, our Board of Directors increased the maximum number of Shares that can be granted under the Stock Incentive Plan to 20.0 million Shares, which was approved by the stockholders on August 17, 2000. At April 3, 2004, we had approximately 4.7 million Shares reserved for issuance under this plan.

      On June 9, 1997, our Board of Directors adopted the 1997 Stock Option Plan for Non-Employee Directors (Non-Employee Directors Plan). Under the Non-Employee Directors Plan, grants of options to purchase up to 500,000 Shares may be granted to non-employee directors. In Fiscal 2004, 2003 and 2002 our Board of Directors granted options to purchase 22,500, 18,000, and 27,000 Shares with exercise prices equal to the stock’s fair market value on the date of grant. At April 3, 2004, we had approximately 362,000 shares reserved for issuance under this plan.

      Stock options were granted under the plans with an exercise price equal to the stock’s fair market value on the date of grant. These options vest in equal installments primarily over two years for officers and other key employees and over three years for all remaining employees and non-employee directors. The options expire 10 years from the date of grant. Stock option activity for the Stock Incentive Plan and Non-Employee Directors Plan in Fiscal 2004, 2003 and 2002 was as follows (Shares in thousands):

		Weighted
	Number	Average
	of Shares	Exercise Price

Balance at March 31, 2001	8,868	$20.79

Granted	2,468	26.59
Exercised	(1,155)	21.20
Forfeited	(709)	21.75

Balance at March 30, 2002	9,472	$22.16

Granted	2,665	23.72
Exercised	(424)	18.21
Forfeited	(945)	23.60

Balance at March 29, 2003	10,768	$21.75

Granted	2,497	24.30
Exercised	(1,950)	20.72
Forfeited	(592)	23.82

Balance at April 3, 2004	10,723	$23.43

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional information relating to options outstanding as of April 3, 2004, was as follows (Shares in thousands):

	Number	Weighted-Average	Weighted-Average	Number	Weighted-Average
Range of	of Shares	Remaining	Exercise Price of	of Shares	Exercise Price of
Exercise Prices	Outstanding	Contractual Life	Options Outstanding	Exercisable	Exercisable Options

$13.94-$17.06	1,131	6.2	$14.69	1,131	$14.69
$17.13-$19.56	1,506	6.1	18.79	1,094	19.00
$20.19-$25.69	3,966	8.6	24.19	762	24.15
$26.00-$35.03	4,120	5.4	26.79	3,389	26.73

	10,723	6.8	$23.43	6,376	$22.96

      In June 2003, a grant of 100,000 restricted stock units was made under our Stock Incentive Plan, and a total of 541 restricted stock units were granted during Fiscal 2004 in respect of the initial grant in connection with the payment of quarterly cash dividends on our common stock. An additional 100,000 restricted stock units will be granted on each anniversary of the first grant date pursuant to an employment agreement with an initial term ending on the last day of Fiscal 2008, and additional units (the “dividend units”) will be granted in respect of the then outstanding restricted stock units in connection with each cash dividend paid on our common stock. The restricted stock units vest on the fifth anniversary of the grant date (with the dividend units vesting with the underlying restricted stock units in respect of which they are granted) and will be payable solely in shares of common stock following termination of employment. The vesting of all then outstanding unvested restricted stock units will be accelerated if termination of employment occurs after the last day of Fiscal 2008, except in the case of termination by the company for cause. The unearned compensation in respect of the grants made during the initial term is being amortized over the period ending on that date.

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

      In March 1998, our Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Shares. Share repurchases were made in the open market over the two-year period which commenced April 1, 1998. The Board of Directors has authorized the extension of the stock repurchase program through April 1, 2006. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. The repurchased shares have been accounted for as treasury stock at cost. As of April 3, 2004, we had repurchased 4,087,906 Shares at an aggregate cost of $77.5 million. No shares were repurchased under the stock repurchase program during Fiscal 2004. Certain employees tendered stock in satisfaction of federal and state withholding taxes incurred due to the vesting of shares granted under our stock incentive plan. These transactions are treated as stock repurchases and amounted to approximately $1.0 million in Fiscal 2004.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Employee Benefits

Profit Sharing Retirement Savings Plans

      We sponsor two defined contribution benefit plans covering substantially all eligible United States employees not covered by a collective bargaining agreement. The plans include a savings plan feature under Section 401(k) of the Internal Revenue Code. We make discretionary contributions to the plans and contribute an amount equal to 50% of the first 6% of an employee’s contribution.

      Under the terms of the plans, a participant is 100% vested in our matching and discretionary contributions after five years of credited service. Contributions under these plans approximated $3.8 million, $3.1 million and $6.0 million in Fiscal 2004, 2003 and 2002, respectively.

Supplemental Retirement Plan

      The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans are expected to be constrained by the operation of certain Internal Revenue Code limitations. These supplemental benefits vest over time and the compensation expense related to these benefits is recognized over the vesting period. The amounts accrued under these plans were $17.5 million and $16.0 million at April 3, 2004 and March 29, 2003, and are reflected in other noncurrent liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these benefits was $3.8 million, $1.4 million and $2.9 million in Fiscal 2004, 2003 and 2002, respectively. This liability is partially funded through whole-life policies, which had cash surrender values of $12.5 million and $11.8 million at April 3, 2004 and March 29, 2003, and are reflected in other assets in the accompanying consolidated balance sheets.

Deferred Compensation

      We have deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were $4.0 million and $4.6 million at April 3, 2004, and March 29, 2003, and are reflected in other noncurrent liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these compensation arrangements was $0.7 million each year for Fiscal 2004, 2003 and 2002. We fund a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected in other assets in the accompanying consolidated balance sheets.

Union Pension

      We participate in a multi-employer pension plan and are required to make contributions to the Union of Needletrades Industrial and Textile Employees (“Union”) for dues based on wages paid to union employees. A portion of these dues is allocated by the Union to a retirement fund which provides defined benefits to substantially all unionized workers. We do not participate in the management of the plan and have not been furnished with information with respect to the type of benefits provided, vested and nonvested benefits or assets.

      Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan’s unfunded vested benefits. Such withdrawal liability was assumed in conjunction with the acquisition of certain assets from a non-affiliated licensee. We have no current intention of withdrawing from the plan.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment Reporting

      The Company operates in three business segments: wholesale, retail and licensing. Our reportable segments are individual business units that either offer different products and services, or are managed separately since each segment requires different strategic initiatives, promotional campaigns, marketing and advertising, based upon its own individual positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources.

      Our wholesale segment consists of three operating units: Polo Brands, Lauren, and Collection Brands. Each unit designs, sources, markets and distributes discrete brands. Each of the units primarily sell products to major department and specialty stores and to our owned and licensed retail stores.

      The retail segment operates two types of stores: outlet and full-price stores. The stores sell our products purchased from our licensees, our suppliers and our wholesale segment.

      The licensing segment, which consists of product, international and home, generates revenues from royalties through its licensing alliances. The licensing agreements grant the licensee rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas.

      The accounting policies of the segments are consistent with those described in Note 1. Intersegment sales and transfers are recorded at cost and treated as a transfer of inventory. All intercompany revenues and profits or losses are eliminated in consolidation. We do not review these sales when evaluating segment performance. We evaluate each segment’s performance based upon income or loss from operations before interest, foreign currency gains and losses, restructuring charges and income taxes. Corporate overhead expenses are allocated to each segment based upon each segment’s usage of corporate resources. The restructuring charges were allocated as follows: $6.7 million to wholesale and $12.9 million to retail in Fiscal 2004, $12.3 million to wholesale and $2.1 million to retail in Fiscal 2003 and $16.0 million to retail in Fiscal 2002.

      Our net revenues, income from operations, depreciation and amortization expense and capital expenditures for Fiscal 2004, 2003 and 2002, and total assets as of April 3, 2004, March 29, 2003 and March 30, 2002, for each segment were as follows (Dollars in thousands):

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

Net revenues:
Wholesale	$1,210,397	$1,187,363	$1,198,060
Retail	1,170,447	1,001,958	924,273
Licensing	268,810	250,019	241,374

	$2,649,654	$2,439,340	$2,363,707

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

Income from operations:
Wholesale	$93,128	$124,476	$158,401
Retail	72,915	40,366	18,799
Licensing	127,319	138,018	132,012

	293,362	302,860	309,212
Less: Restructuring charges	19,566	14,443	16,000

	$273,796	$288,417	$293,212

Depreciation and amortization:
Wholesale	$33,280	$30,454	$33,246
Retail	37,605	37,118	37,877
Licensing	12,304	11,073	12,796

	$83,189	$78,645	$83,919

Capital expenditures:
Wholesale	$33,491	$32,020	$48,829
Retail	42,256	35,693	19,182
Licensing	1,871	5,587	4,571
Corporate	45,408	25,364	15,426

	$123,026	$98,664	$88,008

	April 3,	March 29,	March 30,
	2004	2003	2002

Total assets:
Wholesale	$857,721	$766,460	$591,680
Retail	573,625	476,314	534,036
Licensing	200,136	157,946	161,912
Corporate	638,759	638,102	461,869

	$2,270,241	$2,038,822	$1,749,497

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our net revenues for Fiscal 2004, 2003 and 2002, and our long-lived assets as of April 3, 2004 and March 29, 2003 by geographic location of the reporting subsidiary, were as follows (Dollars in thousands):

	Fiscal Year Ended

	April 3,	March 29,	March 30,
	2004	2003	2002

Net revenues:
United States and Canada	$2,073,401	$1,916,096	$1,919,587
Europe	464,098	458,627	358,382
Other regions	112,155	64,617	85,738

	$2,649,654	$2,439,340	$2,363,707

	April 3,	March 29,
	2004	2003

Long-lived assets:
United States and Canada	$334,109	$312,467
Europe	59,871	41,472
Other regions	3,348	1,057

	$397,328	$354,996

19.	Accumulated Other Comprehensive Income

      Accumulated other comprehensive income is comprised of the effects of foreign currency translation as detailed below (Dollars in thousands):

	April 3,	March 29,
	2004	2003

Foreign currency translation adjustment	$74,360	$28,834
Unrealized losses on hedging derivatives	(50,418)	(18,047)

Accumulated other comprehensive income, net of tax	$23,942	$10,787

20.	Legal Proceedings

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”) to meet the minimum sales volumes for the year ended December 31, 2002 under the license agreements for the sale of products under the “Ralph” trademark between us and Jones dated May 11, 1998, these license agreements terminated as of December 31, 2003. We advised Jones that the termination of these license agreements would automatically result in the termination of the license agreements between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement between the Company and Jones dated May 11, 1998. The terms of the Lauren license agreements would otherwise have expired on December 31, 2006.

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

      On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgment in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granted Jones’ motion for summary judgement in our action for declaratory judgement the Lauren agreements terminated on December 31, 2003 and dismissed our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On April 16, 2004, we moved the court to reconsider its orders, and a hearing on our motion was held on May 19, 2004. The Court has not yet issued a ruling as a result of this hearing. We have also filed notices of appeal of the orders. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition. However, we intend to continue to defend the case vigorously and believe our position is correct on the merits.

      On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against Polo Retail, LLC and the Company in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross-motions for summary judgement on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgement with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. The Court ordered the parties to conduct limited discovery to that end. Discovery has been stayed pending the outcome of mediation between the parties, which will commence on May 12, 2004.

      On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleges near identical claims to those in the federal class action. The class representatives consist of former employees and the plaintiff in the federal court action. Defendants in this class action include the Company, Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc., San Francisco Polo, Ltd. as well as a non-Polo corporate defendant and two current managers. As in the federal action, the complaint seeks an unspecified amount of action and punitive, restitution of monies spent, and declaratory relief. The state class action has been stayed pending resolution of the federal class action.

      On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringing on our famous trademarks. This lawsuit continues to proceed as both sides are awaiting the court’s decision on various motions. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which is effectively a counterclaim by them in connection with the original trademark action, asserts claims related to our actions in connection with our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stem from our contacts with the United States Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims have been settled, except for the Company’s claims that the defendants violated the Company’s trademark rights. We did not pay any damages in this settlement.

      On December 5, 2003, United States Polo Association, USPA Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) filed a Demand for Arbitration against the Company in Sweden under the auspices of the International Centre for Dispute Resolution seeking a declaratory judgement that USPA’s so-called Horseman symbol does not infringe on Polo Ralph Lauren’s trademark and other rights. No claim for damages is stated. On February 19, 2004, we answered the Demand for Arbitration, contesting the arbitrability of USPA’s claim for declaratory relief. We also asserted our own counterclaim, seeking a judgement that the USPA’s Horseman symbol infringes on our trademark and other rights. We also seek injunctive relief and damages in an unspecified amount. On March 5, 2004, USPA answered our counterclaim, denying the allegations set forth therein. A hearing has been set in this matter for June 29, June 30, July 1, August 28 and August 29. We will continue to contest the arbitrability of USPA’s claim for declaratory relief and continue vigorously to pursue our counterclaim and contest the claim lodged against us by USPA.

      In December, 2003 we received a demand on behalf of a stockholder to inspect the Company’s books and records relating to the amended and restated employment agreement dated June 23, 2003 between the Company and Ralph Lauren. The demand asserts that the purpose of the inspection is to determine, among other things, whether the directors of the Company breached their fiduciary duties in approving the compensation provided for in the employment agreement. While we have provided certain information, we believe that the issues asserted by the demand are without merit.

      We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not, individually or in aggregate, have a material adverse effect on our financial condition or results of operations.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Information (Unaudited)

      The following is a summary of certain unaudited quarterly financial information for Fiscal 2004, 2003 and 2002 (in thousands, except per share data).

	June 28,	Sept. 27,	Dec. 27,	April 3,
Fiscal 2004	2003	2003	2003	2004

Net revenues	$477,731	$707,777	$645,365	$818,781
Gross profit	248,752	350,566	333,002	390,999
Net income	5,055	54,010	35,358	76,531
Net income per share —
Basic	$0.05	$0.55	$0.36	$0.77
Diluted	0.05	0.54	0.35	0.75
Shares outstanding — Basic	98,377	98,704	99,072	99,699
Shares outstanding — Diluted	99,544	100,781	101,291	102,265

	June 29,	Sept. 28,	Dec. 28,	March 29,
Fiscal 2003	2002	2002	2002	2003

Net revenues	$467,000	$640,839	$639,170	$692,331
Gross profit	232,604	321,266	307,910	345,821
Net income	6,460	51,744	42,812	73,219
Net income per share —
Basic	$0.07	$0.53	$0.44	$0.74
Diluted	0.07	0.52	0.43	0.74
Shares outstanding — Basic	98,161	98,301	98,412	98,450
Shares outstanding — Diluted	99,333	99,319	99,311	99,343

	June 30,	Sept. 29,	Dec. 29,	March 30,
Fiscal 2002	2001	2001	2001	2002

Net revenues	$517,829	$595,695	$617,095	$633,088
Gross profit	262,361	285,640	287,009	311,793
Net income	31,051	47,810	45,614	48,025
Net income per share —
Basic	$0.32	$0.49	$0.47	$0.49
Diluted	0.32	0.49	0.46	0.48
Shares outstanding — Basic	97,109	97,437	97,506	97,814
Shares outstanding — Diluted	98,493	98,483	98,504	99,146

22.	Subsequent Event

      On May 25, 2004, the Company entered into a definitive agreement to acquire certain of the assets and to assume certain of the liabilities of RL Childrenswear Company, LLC relating to the Childrenswear Licensee’s licensed childrenswear apparel business in the United States, Canada and Mexico (the “Childrenswear Business”). The purchase price for the acquisition of the Childrenswear Business will be $232.1 million in cash payable at closing, subject to a working capital adjustment, plus up to an additional $20 million of deferred and contingent cash payments. Payment of the Purchase Price will be funded by cash on hand and lines of credit as required. In addition, the Company will assume certain ordinary course trade payables and

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued expenses of the Childrenswear Licensee and accrued vacation obligations for the Childrenswear Licensee’s employees who will become employees of the Company following the closing of the acquisition. The assets of the Childrenswear Licensee being acquired by the Company include, among other things, the license; all inventories of the Childrenswear Licensee; certain leases; customer lists; supplier lists; and books and records.

      The Childrenswear Licensee and certain of its affiliates and shareholders have agreed to indemnify the Company for all of the liabilities of the Company related to the operation of the Childrenswear Business prior to the closing of the acquisition and have also agreed that they will not compete with the Childrenswear Business for a period of three years after the closing date. In addition, the Childrenswear Licensee and certain of its affiliates will provide information system and accounting services to the Company for a transitional period following the closing.

      The closing of the proposed transaction is subject to customary conditions, including the receipt of certain third party consents and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The closing of the transaction is anticipated to occur in late June 2004.

POLO RALPH LAUREN CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

	Balance at	Charge to	Charge			Balance
	Beginning	Costs and	to Other			at End
Description	of Year	Expenses	Accounts	Deductions		of Year

Year Ended April 3, 2004
Allowance for doubtful accounts	$6,394	$2,633	$—	$2,004	(a)	$7,023
Allowance for sales discounts	11,237	55,817	—	43,541		23,513

	$17,631	$58,450	$—	$45,545		$30,536

Year Ended March 29, 2003
Allowance for doubtful accounts	$5,091	$1,760	$—	$457	(a)	$6,394
Allowance for sales discounts	8,084	35,732	—	32,579		11,237

	$13,175	$37,492	$—	$33,036		$17,631

Year Ended March 30, 2002
Allowance for doubtful accounts	$4,667	$2,920	$—	$2,496	(a)	$5,091
Allowance for sales discounts	7,423	29,606	—	28,945		8,084

	$12,090	$32,526	$—	$31,441		$13,175

(a)	Accounts written-off as uncollectible.

S-1