Form 10-Q
period 2004-07-03
POLO RALPH LAUREN CORP
filed 2004-08-12
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2004

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

      At August 5, 2004, 57,831,716 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	July 3,	April 3,
	2004	2004

	(Unaudited)
ASSETS
Cash and cash equivalents	$174,908	$343,477
Accounts receivable, net of allowances of $26,558 and $30,536	262,330	441,724
Inventories, net	418,049	363,691
Deferred tax assets	24,854	21,565
Prepaid expenses and other	74,593	100,862

Total current assets	954,734	1,271,319
Property and equipment, net	420,151	397,328
Deferred tax assets	61,495	61,579
Goodwill	578,546	341,603
Intangibles, net	18,746	17,640
Other assets	182,679	180,772

Total assets	$2,216,351	$2,270,241

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$129,332	$187,355
Income tax payable	40,131	77,736
Accrued expenses and other	246,323	236,039

Total current liabilities	415,786	501,130
Long-term debt	278,983	277,345
Other noncurrent liabilities	76,828	69,693
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common Stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 61,992,191 and 61,498,183 shares issued	632	620
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Additional paid-in-capital	599,284	563,457
Retained earnings	934,412	927,390
Treasury Stock, Class A, at cost (4,156,300 and 4,145,800 shares)	(79,344)	(78,975)
Accumulated other comprehensive income	25,599	23,942
Unearned compensation	(36,262)	(14,794)

Total stockholders’ equity	1,444,754	1,422,073

Total liabilities & stockholders’ equity	$2,216,351	$2,270,241

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	July 3,	June 28,
	2004	2003

Net sales	$535,808	$416,089
Licensing revenue	56,942	61,642

Net revenues	592,750	477,731
Cost of goods sold	285,650	228,979

Gross profit	307,100	248,752
Selling, general and administrative expenses	285,764	243,226
Restructuring charge	731	—

Income from operations	20,605	5,526
Foreign currency losses (gains)	211	(2,299)
Interest expense, net	1,630	2,918

Income before provision for income taxes and other (income) expense, net	18,764	4,907
Provision for income taxes	6,849	1,791
Other (income) expense, net	(1,488)	(1,939)

Net income	$13,403	$5,055

Net income per share — Basic	$0.13	$0.05

Net income per share — Diluted	$0.13	$0.05

Weighted average common shares outstanding — Basic	100,481	98,377

Weighted average common shares outstanding — Diluted	102,802	99,544

Dividends declared per share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	July 3,	June 28,
	2004	2003

Cash flows from operating activities
Net income	$13,403	$5,055
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(953)	(4,817)
Depreciation and amortization	22,451	21,442
Provision for losses on accounts receivable	901	630
Changes in non-current liabilities	(977)	(18,051)
Other	(761)	14,397
Changes in assets and liabilities:
Accounts receivable	176,758	131,480
Inventories	(26,375)	(65,659)
Prepaid expenses and other	27,322	(18,281)
Other assets	(3,361)	(1,097)
Accounts payable	(58,560)	3,194
Income taxes payable	(37,604)	(17,024)
Accrued expenses and other	(14,075)	(39,466)

Net cash provided by operating activities	98,169	11,803

Cash flows from investing activities
Acquisition, net of cash acquired	(239,971)	(4,479)
Purchases of property and equipment	(35,938)	(13,919)
Equity investments	—	(5,427)
Disposal of property and equipment	693	409

Net cash used in investing activities	(275,216)	(23,416)

Cash flows from financing activities
Payment of dividends	(5,023)	—
Repurchases of common stock	(369)	(241)
Proceeds from exercise of stock options	13,187	3,538
Repayments of short-term bank borrowings	—	(50,827)

Net cash provided by (used in) financing activities	7,795	(47,530)

Effect of exchange rate changes on cash and cash equivalents and net investment in foreign subsidiaries	683	3,010

Net decrease in cash and cash equivalents	(168,569)	(56,133)
Cash and cash equivalents at beginning of period	343,477	343,606

Cash and cash equivalents at end of period	$174,908	$287,473

Supplemental cash flow information
Cash paid for interest	$2,423	$3,298

Cash paid for income taxes	$38,734	$17,689

Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired excluding cash	$266,369	$—
Less: Cash paid	239,971	—
Acquisition obligation	15,000	—

Liabilities assumed	$11,398	$—

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for July 3, 2004 and June 28, 2003 is unaudited)
(In thousands, except share and per share data and where otherwise indicated)

1.	Significant Accounting Policies

                  Principles of Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries (collectively referred to as the “Company,” “we,” “us,” and “our,” unless the content requires otherwise). All intercompany balances and transactions have been eliminated in consolidation.

                  Financial Reporting

      The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for April 3, 2004 is derived from the audited financial statements which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended April 3, 2004 (“Fiscal 2004”), which should be read in conjunction with these financial statements. Reference is made to such annual report on Form 10-K for a complete set of financial statement notes, including our significant accounting policies. The results of operations for the three months ended July 3, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending April 2, 2005 (“Fiscal 2005”).

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, and changes in cash flows of the Company for the interim periods presented.

      Operating results for our Japanese interests are reported on a one-month lag (See Note 2).

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

      Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable, net, inventories, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses and derivative instruments. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a quarterly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

Income Taxes

      Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable, Net

      In the normal course of business, the Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts Receivable, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. A reserve for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to sales and are part of the provision for allowances included in Accounts Receivable, net. These provisions result from seasonal negotiations with the Company’s customers as well as historic deduction trends (net of expected recoveries) and an evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

Inventories

      Inventories are stated at lower of cost (using the first-in-first-out method, “FIFO”) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is determined based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

Goodwill and Other Intangibles

      SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets.”

      The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended July 3, 2004, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

      The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flow associated primarily with inventory purchases and royalty payments in connection with the Company’s European business.

      Hedge accounting requires that, at the beginning of each hedge period, the Company justify an expectation that the hedge will be highly effective. This effectiveness assessment involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.

      The Company hedges its net investment position in Euro-functional subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are recognized in foreign currency translation, a component of Accumulated Other Comprehensive Income (Loss), to offset the change in value of the net investment being hedged.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Accounting Policies

Fair Value of Financial Instruments

      The fair value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. Fair values for derivatives are obtained from the counter party.

Cash and Cash Equivalents

      All highly liquid investments with original maturity of three months or less at the date of purchase are classified as cash equivalents.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over 37.5 years. Machinery and equipment, and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

Foreign Currency Translation

      Assets and liabilities of non-U.S. subsidiaries have been translated at period-end exchange-rates. Revenues and expenses have been translated at average rates of exchange in effect during the period. Resulting translation adjustments have been included in Accumulated Other Comprehensive Income (Loss).

Cost of Goods Sold

      Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs and provisions for shrinkage.

Shipping and Handling Costs

      Shipping and handling costs are included as a component of selling, general & administrative expenses in the Consolidated Statements of Income.

Stock Options

      We use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, the Company has recognized compensation costs for restricted stock and stock unit grants and no compensation cost has been recognized for fixed stock option grants. The fair value of the restricted stock and stock unit grants as determined under the Black-Scholes option pricing model approximates the actual expense recognized by the Company. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the Three
	Months Ended

	July 3,	June 28,
	2004	2003

Net income as reported	$13,403	$5,055
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	3,097	3,528

Pro forma net income	$10,306	$1,527

Net income per share as reported —
Basic	$0.13	$0.05
Diluted	$0.13	$0.05
Pro forma net income per share —
Basic	$0.10	$0.02
Diluted	$0.10	$0.02

      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2005 and Fiscal 2004, respectively: risk-free interest rates of 2.20% and 2.52%; a dividend of $0.20 per annum; expected volatility of 47.2% and expected lives of 5.2 years for both periods.

Fiscal Year

      The Company’s fiscal year ends on the Saturday closest to March 31. All references to “Fiscal 2005” represent the 52 week fiscal year ending April 2, 2005, references to “Fiscal 2004” represent the 53 week fiscal year ended April 3, 2004 and references to “Fiscal 2003” represent the 52 week fiscal year ended March 29, 2003.

2.	Acquisitions

      On July 2, 2004, the Company completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $255 million, including deferred payments of $15 million, over the next three years. Additionally, we have agreed to pay up to an additional $5 million in contingent payments if certain sales targets are attained. Any future payments will be treated as additional purchase price. RL Childrenswear Company LLC was a Polo Ralph Lauren licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with the acquisition, the Company recorded inventory of $26.3 million, property & equipment of $6.8 million, an intangible asset consisting of a non-compete agreement, valued at $1.7 million, other assets of $0.3 million, goodwill of $231.3 million and liabilities of $11.4 million. Transaction costs recorded subsequent to the purchase increased the goodwill recorded to $235.1 million.

      We are currently in the process of obtaining an appraisal of the value of the assets acquired and the preliminary purchase price allocation as presented will be modified accordingly. No operating activities of the Childrenswear Company are included in the results of operations for the three months ended July 3, 2004.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma information assumes the Childrenswear acquisition had occurred on March 30, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred March 30, 2003, nor is it indicative of the Company’s future results. The unaudited pro forma information is presented based on the preliminary purchase price allocation. The actual purchase price allocation, and the resulting effect on net income, based on appraisals may differ significantly from the unaudited pro forma amounts included herein.

	For the Three		For the Three
	Months Ended	For the Year Ended	Months Ended
	July 3, 2004	April 3, 2004	June 28, 2003

	(unaudited)	(unaudited)	(unaudited)
Net revenue	$646,503	$2,858,458	$525,937
Net income	19,122	191,651	8,463
Net income per share — Basic	$0.19	$1.94	$0.09
Net income per share — Diluted	$0.19	$1.90	$0.09

      The above pro forma amounts reflect adjustments for purchases made by the Company from Childrenswear and licensing royalties paid to the Company by Childrenswear as well as amortization of the noncompete agreements, lost interest income on the cash used for the purchase and income tax effect based upon an unaudited pro forma effective tax rate of 36.5% in Fiscal 2005 and Fiscal 2004. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition. The unaudited pro forma amounts exclude material nonrecurring charges of approximately $7.0 million related to the write up to fair value of inventory as part of the preliminary purchase price allocation.

      In November 2003, we acquired a license for the use of trademarks for $7.5 million. This license was accounted for as a finite lived intangible asset and is being amortized over 10 years.

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $24.1 million. In connection with the acquisition of the Japanese master license, we recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at the time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During Fiscal 2004, we incurred an additional $3.5 million of transaction costs, which have been included in goodwill and finalized our accounting for acquisition, which resulted in an additional $0.5 million of goodwill.

      All of the revenues and expenses for the Japanese master license are included in the Company’s consolidated statements of operations. For the three months ended July 3, 2004, we have recorded minority interest expense of $0.5 million to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net in the Consolidated Statements of Operations.

      Also, in February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For the three months ended July 3, 2004, we recorded $2.0 million of equity investment income related to this investment. This amount is included in Other (income) expense, net in the consolidated statements of operations.

      Results for our Japanese interests are reported on a one-month lag.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On October 31, 2001, we completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L. During Fiscal 2004, an additional payment was made on the first earn-out payment calculation, resulting in an increase in goodwill of approximately $1.0 million.

3.	Inventories

      Inventories are valued at the lower of cost, using the “FIFO” method, or market and are summarized as follows:

	July 3,	April 3,
	2004	2004

Raw materials	$5,326	$5,516
Work-in-process	7,416	4,669
Finished goods	405,307	353,506

	$418,049	$363,691

4.	Goodwill and Other Intangible Assets

      As required under SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed our annual impairment test as of the first day of the second quarter of Fiscal 2004. No impairment was recognized as a result of this test. The carrying value of goodwill as of July 3, 2004 and April 3, 2004 by operating segment is as follows (dollars in millions):

	Wholesale	Retail	Licensing	Total

Balance at April 3, 2004	$151.1	$74.0	$116.5	$341.6
Purchases	235.1	—	—	235.1
Effect of foreign exchange and other adjustments	1.7	0.1	—	1.8

Balance at July 3, 2004	$387.9	$74.1	$116.5	$578.5

      The carrying value of indefinite life intangible assets as of July 3, 2004 was $1.5 million and relates to an owned trademark. Finite life intangible assets as of July 3, 2004 and April 3, 2004, subject to amortization, are comprised of the following:

	July 3, 2004			April 3, 2004

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.		Estimated
	Amount	Amort.	Net	Amount	Amort.	Net	Lives

Licensed trademarks	$17,400	$(1,820)	$15,580	$17,400	$(1,260)	$16,140	10 years
Non compete agreement	1,667	—	1,667	—	—	—	3 years

      Intangible amortization expense was $0.6 million for the three months ended July 3, 2004. The estimated intangible amortization expense for each of the following five years is expected to be approximately $2.8 million per year for the next three years and $2.2 million in the fourth and fifth year.

5.	Restructuring

(a) 2003 Restructuring Plan

      During the third quarter of Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, the Company recorded a restructuring charge of $7.9 million during Fiscal 2004 and $14.4 million during Fiscal 2003 for severance and contract termination costs. The $7.9 million

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents the additional liability for employees notified of their termination and properties we ceased using during Fiscal 2004. An additional $0.7 million charge was recorded during the three months ended July 3, 2004 representing severance costs and other termination benefits for employees released during the period. The major components of the charge and the activity for the quarter ended July 3, 2004 were as follows:

		Lease and Other
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at April 3, 2004	$3,316	$1,859	$5,175
First Quarter Fiscal 2005 provision	731	—	731
Fiscal 2005 spending	(570)	(418)	(988)

Balance at July 3, 2004	$3,477	$1,441	$4,918

      Total severance and termination benefits as a result of this restructuring related to approximately 160 employees. Total cash outlays related to this plan of approximately $18.1 million, since inception, have been paid through July 3, 2004. It is expected that this plan will be completed, and the remaining liabilities will be paid, in Fiscal 2005 or in accordance with contract terms.

(b) 2001 Operational Plan

      In connection with the implementation of the 2001 Operational Plan, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of Fiscal 2001. This charge was subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of Fiscal 2001 and a $16.0 million increase in the fourth quarter of Fiscal 2002 for lease termination costs associated with the closure of our retail stores. During Fiscal 2004, a $10.4 million increase was recorded due to market factors that were less favorable than originally estimated. The major component of the charge remaining and the activity for the quarter ended July 3, 2004 were as follows:

Lease and
Contract
Termination
Costs

Balance at April 3, 2004	$6,360
Fiscal 2005 spending	(814)

Balance at July 3, 2004	$5,546

      Total cash outlays related to the 2001 Operational Plan are expected to be approximately $51.2 million, $45.6 million of which have been paid through July 3, 2004. We completed the implementation of the 2001 Operational Plan in Fiscal 2002 and expect to settle the remaining liabilities in Fiscal 2005 or in accordance with contract terms.

6.	Financing Agreements

      The credit facility is with a syndicate of banks and consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, and is available for direct borrowings and the issuance of letters of credit. It will mature on November 18, 2005. As of July 3, 2004, we had no balance outstanding under the facility. Borrowings under this facility bear interest, at our option, at a rate equal to (i) the higher of the Federal Funds Effective Rate, as published by the Federal Reserve Bank of New York, plus  1/2 of one percent, and the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentages and a margin based on our then current credit ratings. As of July 3, 2004, the

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin was 0.75%. At July 3, 2004, we were contingently liable for $66.1 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. We incur a financing charge of ten basis points per month on the average monthly balance of these outstanding letters of credit.

      Our bank credit facility requires that we maintain certain financial covenants. As of July 3, 2004, we were in compliance with all financial and non-financial debt covenants.

7.	Financial Instruments

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At July 3, 2004, we had the following foreign exchange contracts outstanding: (i) to deliver €57.5 million in exchange for $65.0 million through Fiscal 2005 and (ii) to deliver ¥8,248 million in exchange for $71.0 million through Fiscal 2008. At July 3, 2004, the fair value of these contracts resulted in unrealized losses, net of taxes of $3.6 million and $6.8 million, for the Euro forward contracts and Japanese Yen forward contracts respectively.

      In May 2003, we entered into an interest rate swap that terminates in November 2006. The interest rate swap is being used to convert €105.2 million, 6.125% fixed rate borrowings into €105.2 million, EURIBOR minus 1.55% variable rate borrowings. On April 6, 2004 the Company executed an interest rate swap to convert the fixed interest rate on €50 million of the Eurobonds to a EURIBOR plus 3.14% variable rate borrowing. After the execution of these swaps, approximately €77 million of the Eurobonds remained at a fixed interest rate. We entered into the interest rate swaps to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized resulting from changes in benchmark interest rate, and was immaterial in Fiscal 2004 and the first quarter Fiscal 2005. In addition, we have designated most of the principal of the Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges to the extent they are considered a hedge of our investment in foreign subsidiaries.

8.	Comprehensive Income

      For the three months ended July 3, 2004 and June 28, 2003, comprehensive income was as follows:

	Three Months Ended

	July 3,	June 28,
	2004	2003

Net income	$13,403	$5,055
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	3,080	20,394
Unrealized (losses) gains on cash flow and foreign currency hedges, net	(1,423)	(14,737)

Comprehensive income	$15,060	$10,712

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, net, was a benefit of $2.0 million and $6.1 million in the three months ended July 3, 2004 and June 28, 2003, respectively.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share

      Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding as well as the vesting of restricted stock and restricted stock units, and is calculated under the treasury stock method. The weighted average number of common shares outstanding used to calculate Basic EPS is reconciled to those shares used in calculating Diluted EPS as follows:

	Three Months Ended

	July 3,	June 28,
	2004	2003

Basic	100,481	98,377
Dilutive effect of stock options, restricted stock and restricted stock units	2,321	1,167

Diluted shares	102,802	99,544

      Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted earnings per share.

10.	Stock Incentive Plans

      In June 2004, the Compensation Committee granted 100,000 restricted stock units, payable solely in shares of our Class A Common Stock, under our Stock Incentive Plan. This was the second of five annual grants pursuant to an employment agreement. Each grant vests on the fifth anniversary of the grant date, and is payable following the termination of the executive’s employment. Additional restricted stock units are issued in respect of outstanding grants as dividend equivalents in connection with the payment of dividends on our Class A Common Stock. Also, in June 2004, an aggregate of approximately 230,000 performance based restricted stock units and approximately 1.6 million options to purchase shares of our Class A Common Stock were granted to certain employees under the Stock Incentive Plan. The restricted stock units will vest in Fiscal 2008, subject to the Company’s satisfaction of performance goals, and the options will vest in three equal installments on the first three anniversaries of the grant date. The exercise price of the options is the fair market value of the Class A Common Stock on the grant date. Also in June 2004, the Company issued an aggregate of 437,500 restricted stock units pursuant to an employment agreement. Of these units, 187,500 are performance based and will vest over the next three years, subject to the Company’s satisfaction of performance goals, and 250,000 will vest in three equal installments at the end of Fiscal 2008, Fiscal 2009 and Fiscal 2010 and will be paid upon the termination of the executive’s employment. These units are entitled to dividend equivalents, and the employment agreement provides for the grant of up to an additional 562,500 performance based units that would vest, subject to the Company’s achievement of performance goals for periods ending at the close of Fiscal 2008, Fiscal 2009 and Fiscal 2010.

11.	Commitments & Contingencies

Declaration of Dividend

      On May 20, 2003 the Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren common stock. The first quarter Fiscal 2005 dividend of $0.05 per share was declared on June 17, 2004, payable to shareholders of record at the close of business on July 2, 2004, and was paid on July 16, 2004. Approximately $5.0 million was recorded as a reduction to retained earnings during the three months ended July 3, 2004 in connection with this dividend.

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

      On December 5, 2003, United Stated Polo Association, USPA Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) filed a Demand for Arbitration against the Company in Sweden under the auspices of the International Centre for Dispute Resolution seeking a declaratory judgment that USPA’s so-called Horseman symbol does not infringe on Polo Ralph Lauren’s trademark and other rights. No claim for damages is stated. On February 19, 2004, we answered the Demand for Arbitration, contesting the arbitrability of USPA’s claim for declaratory relief. We also asserted our own counterclaim, seeking a judgment that the USPA’s Horseman symbol infringes on our trademark and other rights. We also seek injunctive relief and damages in an unspecified amount. On March 5, 2005, USPA answered our counterclaim, denying the allegations set forth therein. A hearing has been set in this matter for June 29, June 30, July 1, August 28 and August 29. We will continue to contest the arbitrability of USPA’s claim for declaratory relief and continue vigorously to pursue our counterclaim and contest the claim lodged against us by USPA.

      In December 2003, we received a demand on behalf of a stockholder to inspect the Company’s books and records relating to the amended and restated employment agreement dated June 23, 2003 between the Company and Ralph Lauren. The demand asserts that the purpose of the inspection is to determine, among other things, whether the directors of the Company breached their fiduciary duties in approving the compensation provided for in the employment agreement. While we have provided certain documents to the Stockholders’ counsel pursuant to a confidentiality agreement, we believe that the issues asserted by the demand are without merit.

      We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not, individually or in aggregate, have a material adverse effect on our financial condition or results of operations.

13.     Segment Reporting

      The Company operates in three business segments: wholesale, retail and licensing. Our reportable segments are individual business units that either offer different products and services or are managed separately since each segment requires different strategic initiatives, promotional campaigns, marketing and advertising, based

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon its own individual positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources. Corporate overhead expenses are allocated to each segment based on each segment’s usage of corporate resources.

      Our net revenues and income from operations for the three months ended July 3, 2004 and June 28, 2003 for each segment were as follows:

	Three Months Ended

	July 3,	June 28,
	2004	2003

Net revenues:
Wholesale	$239,024	$161,625
Retail	296,784	254,464
Licensing	56,942	61,642

	$592,750	$477,731

Income (Loss) from operations:
Wholesale	$(18,599)	$(31,049)
Retail	28,374	11,246
Licensing	11,561	25,329

	21,336	5,526
Less: Unallocated Restructuring Charge	731	—

	$20,605	$5,526

      Our net revenues for the three months ended July 3, 2004 and June 28, 2003, by geographic location of the reporting subsidiary, were as follows:

	Three Months Ended

	July 3,	June 28,
	2004	2003

Net revenues:
United States and Canada	$460,232	$386,914
Europe	86,736	61,174
Other Regions	45,782	29,643

	$592,750	$477,731

14.	New Accounting Pronouncements

      In March 2004, the Financial Accounting Standards Board (“FASB”) published an Exposure Draft, “Share-Based Payment,” an amendment of FASB Statement No. 123 and 95. Under this FASB proposal, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for fiscal years beginning after December 15, 2004. The Company currently accounts for stock options under APB No. 25. The pro forma impact of expensing options is disclosed in Note 1 of Notes to Consolidated Financial Statements.

      In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), to employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company does not sponsor a post-retirement healthcare plan consequently this pronouncement has no impact on the Company’s financial position or results of operations.

POLO RALPH LAUREN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis is a summary and should be read together with our Consolidated Financial Statements and related notes thereto which are included herein. We utilize a 52-53 week Fiscal year ending on the Saturday nearest March 31. Fiscal 2005 will end on April 2, 2005 (“Fiscal 2005”) and reflects a 52 week period. Fiscal 2004 ended April 3, 2004 (“Fiscal 2004”) and reflects a 53 week period.

      Certain statements in this Form 10-Q and in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with a general economic downturn and other events leading to a reduction in discretionary consumer spending; risks associated with implementing our plans to enhance our worldwide luxury retail business, inventory management program and operating efficiency initiatives; risks associated with our start-up of the Lauren Line; risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in global economic or political conditions; risks associated with our dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with our dependence on our licensing partners for a substantial portion of our net income and risks associated with a lack of operational and financial control over licensed businesses; risks associated with financial distress of licensees, including the impact on our net income and business of one or more licensees’ reorganization; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which we operate, including our ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing, and our ability to remain competitive in the areas of quality and price; risks associated with uncertainty relating to our ability to implement our growth strategies; or ability to successfully integrate acquired businesses; risks associated with our entry into new markets either through internal development activities or through acquisitions; risks associated with the possible adverse impact of our unaffiliated manufacturers’ inability to manufacture in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations or sourcing (including foreign currency fluctuations) and the possible adverse impact of changes in import restrictions; risks related to our ability to establish and protect our trademarks and other proprietary rights; risks related to fluctuations in foreign currency affecting our foreign subsidiaries’ and foreign licensees’ results of operations and the relative prices at which we and our foreign competitors sell products in the same market and our operating and manufacturing costs outside of the United States; and risks associated with our control by Lauren family members and the anti-takeover effect of multiple classes of stock. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      Our retail operations continued to perform well during the three months ended July 3, 2004, driven by increased net sales and improved gross profit as a percentage of net revenues.

      Retail net sales increased primarily due to positive comparable store sales in both full-price and outlet stores and, to a modest extent, the impact of the appreciation of the Euro relative to the U.S. dollar. The increasing gross profit rate reflects a continued focus on inventory management and higher realized sales dollars resulting from a combination of improved product mix, advertising and targeted marketing.

      Our licensing segment’s operating income decreased compared to the prior year’s comparable period primarily as a result of the loss of royalties associated with the Lauren line partially offset by increases in International licensing income.

      Our wholesale business showed significant improvements in sales, gross margin rates and operating income during the three months ended July 3, 2004. These improvements were largely due to the addition of the Lauren line during the quarter. The sales additions from Lauren were partially offset by planned sales reductions in our men’s off-price sales.

      Our international operations’ results were modestly affected by foreign exchange rate fluctuations. However, the increase in net sales due to the strengthening of the Euro was generally offset by a comparable increase in cost of sales and selling, general and administrative expenses. The strengthening of the Euro has had a significant effect on certain of our balance sheet accounts including accounts receivable, inventory, accounts payable and long-term debt.

Recent Developments

      On July 2, 2004, the Company completed the acquisition of certain assets of RL Childrenswear Company LLC. See “Recent Acquisitions.”

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

      On July 3, 2003, the Company filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003 Jones filed a motion for summary judgment in the action filed by the Company, and on August 12, 2003, the Company filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granted Jones’ motion for summary judgement in our action for declaratory judgement the Lauren agreement terminated on December 31, 2003 and dismissed our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On April 16, 2004, the Company moved the court to reconsider its orders, and a hearing on our motion was held on May 19, 2004. The court has not yet issued a ruling as a result of this hearing. We have also filed notices of appeal of the orders. If Jones’ lawsuit were to be determined adversely to the Company, it could have a material adverse effect on the Company’s results of operations and financial condition. However, the Company intends to continue to defend the case vigorously and believes that our position is correct on the merits.

Recent Acquisitions

      On July 2, 2004, the Company completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $255 million including deferred payments of $15 million, over the next three years. Additionally, we have agreed to pay up to an additional $5 million in contingent payments if certain sales targets are attained. Any future payments will be treated as additional purchase price. RL Childrenswear Company LLC was a Polo Ralph Lauren licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with the acquisition, the Company recorded inventory of $26.3 million, property & equipment of $6.8 million, an intangible asset consisting of a non-compete agreement, valued at $1.7 million, other assets of $0.3 million, goodwill of $231.3 million and liabilities of $11.4 million. Transaction costs recorded subsequent to the purchase increased the goodwill recorded to $235.1 million.

      We are currently in the process of obtaining an appraisal of the value of the assets acquired and the preliminary purchase price allocation as presented will be modified accordingly. No operating activities of the Childrenswear Company are included in the results of operations for the three months ended July 3, 2004.

      The following unaudited pro forma information assumes the Childrenswear acquisition had occurred on March 30, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred March 30, 2003, nor is it indicative of the Company’s future results. The unaudited pro forma information is presented based on the preliminary purchase price allocation. The actual purchase price allocation, and the resulting effect on net income, based on appraisals may differ significantly from the unaudited pro forma amounts included herein (dollars in thousands).

	For the Three		For the Three
	Months Ended	For the Year Ended	Months Ended
	July 3,	April 3,	June 28,
	2004	2004	2003

	unaudited	unaudited	unaudited
Net revenue	$646,503	$2,858,458	$525,937
Net income	19,122	191,651	8,463
Net income per share — Basic	$0.19	$1.94	$0.09
Net income per share — Diluted	$0.19	$1.90	$0.09

      The above pro forma amounts reflect adjustments for purchases made by the Company from Childrenswear and licensing royalties paid to the Company by Childrenswear as well as amortization of the non compete agreements, lost interest income on the cash used for the purchase and income tax effect based upon unaudited pro forma effective tax rate of 36.5% in Fiscal 2005 and Fiscal 2004. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition. The unaudited pro forma amounts exclude material non recurring charges of approximately $7.0 million related to the write up to fair value of inventory as part of the preliminary purchase price allocation.

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $24.1 million. In connection with the acquisition of the Japanese master license, we recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at the time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During Fiscal 2004, we incurred an additional $3.5 million of transaction costs, which have been included in goodwill and finalized our accounting for the acquisition, which resulted in an additional $0.5 million of goodwill.

      All of the revenues and expenses for the Japanese master license are included in the Company’s consolidated statements of operations. For the three months ended July 3, 2004, we recorded minority interest expense of $0.5 million to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net in the Consolidated Statements of Operations.

Results of Operations

Three Months Ended July 3, 2004 Compared to Three Months Ended June 28, 2003

      The following table sets forth results in millions of dollars and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended July 3, 2004 and June 28, 2003:

	Three Months		Three Months
	Ended		Ended

	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003

Net sales	$535.8	$416.1	90.4%	87.1%
Licensing revenue	56.9	61.6	9.6	12.9

Net revenues	592.7	477.7	100.0	100.0

Gross profit	307.1	248.7	51.8	52.1
Selling, general and administrative expenses	285.8	243.2	48.2	50.9
Restructuring charge	0.7	—	0.1	—

Income from operations	20.6	5.5	3.5	1.2
Foreign currency (gains) losses	0.2	(2.3)	0.0	(0.5)
Interest expense, net	1.6	2.9	0.3	0.6

Income before provision for income taxes and other (income) expense, net	18.8	4.9	3.2	1.1
Provision for income taxes	6.9	1.7	1.2	0.4
Other (income) expense, net	(1.5)	(1.9)	(0.3)	(0.4)

Net income	$13.4	$5.1	2.3%	1.1%

      Net revenues. Net revenues for the first quarter of Fiscal 2005 were $592.7 million, an increase of $115.0 million over net revenues for the first quarter of Fiscal 2004. Net revenues by business segments were as follows (dollars in thousands):

	Three Months Ended

	July 3,	June 28,	Increase
	2004	2003	(Decrease)	% Change

Net revenues:
Wholesale	$239,024	$161,625	$77,399	47.9
Retail	296,784	254,464	42,320	16.6
Licensing	56,942	61,642	(4,700)	(7.6)

	$592,750	$477,731	$115,019	24.1

      Wholesale Net Sales increased by $77.4 million primarily due to the following:

•	sales from the newly implemented Lauren line of $80.4 million during the three months ended July 3, 2004;

•	a $9.2 million increase in European sales, exclusive of the effects of currency exchange rate fluctuations, primarily as a result of the timing of fall shipments;

•	$3.4 million from the favorable impact of Euro currency fluctuations;

•	partially offsetting these increases is a $23.8 million decrease in men’s wholesale sales, resulting primarily from a planned reduction in off-price sales to lower margin customers.

      Retail Net Sales increased by $42.3 million primarily as a result of:

•	a 14.4% and 11.6% increase, respectively, in comparable store sales for full price and outlet stores. Excluding the effect of foreign currency exchange rate fluctuations, comparable store sales increased 12.8% and 10.4% for full price and outlet stores, respectively; and

•	the stronger Euro, which accounted for approximately $3.6 million of the increase in net sales.

      Licensing Revenue decreased by $4.7 million primarily due to the following:

•	loss of $8.0 million of royalties from Lauren licenses, which were terminated as of the end of the third quarter of Fiscal 2004;

•	partially offset by growth in our international and home licensing businesses.

      Gross Profit. Gross profit increased $58.3 million, or 23.5%, for the three months ended July 3, 2004 over the three months ended June 28, 2003. This increase reflected higher sales and improved merchandise margins generally across our retail store business.

      Gross profit as a percentage of net revenues decreased to 51.8% from 52.1%. The decreasing gross profit rate reflects a loss of licensing revenue from the Lauren license, partially offset by improvements in the wholesale and retail business. The gross profit rate improvement in both wholesale and retail reflects a planned reduction in off price sales and a continued focus on inventory management. Although our inventory balance is higher at July 3, 2004 compared to the same period last year, this increase primarily reflects the appreciation of the Euro, inventories related to the start-up of our Lauren wholesale business and inventory associated with our recently acquired childrens business.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $42.6 million, or 17.5%, to $285.8 million for the three months ended July 3, 2004 from

$243.2 million for the three months ended June 28, 2003. SG&A as a percentage of net revenues decreased to 48.2% from 50.9%. The increase in SG&A was driven by:

•	higher selling salaries and related costs of $8.7 million in connection with the increase in retail sales,

•	expenses of $13.6 million associated with the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred and reduced royalty revenues received, and

•	approximately $4.8 million of the increase in the quarter was due to the impact of foreign currency exchange rate fluctuations, primarily the strengthening of the Euro.

•	the remainder of the increase in SG&A results from a number of factors including higher distribution costs as a result of volume increases, accruals for legal expenses and the purchase of the remaining portion of a trademark license for certain countries in Central and South America.

      Restructuring Charge. During the quarter, the Company recorded a $0.7 million restructuring charge associated with our European operation. This charge was primarily attributable to severance and other benefits associated with employees released during the quarter.

      Income (Loss) from Operations. Income from operations increased $15.1 million, or 272.9%, for the three months ended July 3, 2004 over the three months ended June 28, 2003. Income from operations for our three business segments is provided below (dollars in thousands):

	Three Months Ended

	July 3,	June 28,	Increase
	2004	2003	(Decrease)	% Change

Income (loss) from operations:
Wholesale	$(18,599)	$(31,049)	$12,450	40.1%
Retail	28,374	11,246	17,128	152.3%
Licensing	11,561	25,329	(13,768)	(54.4)%

	21,336	5,526	15,810	286.1%
Less: Unallocated Restructuring charge	731	—	(731)	(100.0)%

	$20,605	$5,526	$15,079	272.9%

•	The increase in the wholesale operating results was primarily the result of additional sales generated by Lauren wholesale business and improvements in the gross margin rate, partially offset by the sales decrease in the men’s wholesale business.

•	The increase in retail operating results was driven by increased net sales and improved gross profits as a percentage of net revenues, partially offset by the higher selling salaries and related costs incurred in connection with the increase in retail sales.

•	The decrease in licensing operating results was primarily due to the loss of royalties from the Lauren licenses.

      Foreign Currency (Gains) Losses. The effect of foreign currency exchange rate fluctuations resulted in a loss of $0.2 million for the three months ended July 3, 2004, compared to a $2.3 million gain for the three months ended June 28, 2003. The Fiscal 2004 gains primarily related to transaction gains on royalty payments received resulting from increases in the Euro to dollar exchange rate.

      Interest Expense, Net. Interest expense, net decreased to $1.6 million in the three months ended July 3, 2004 from $2.9 million for the three months ended June 28, 2003. This decrease was due to lower levels of borrowings due to the repayment of approximately $50.1 million of short-term borrowings over the last twelve months, as well as decreased interest rates as a result of the May 2003 and April 2004 interest rate swaps described in “Liquidity and Capital Resources — Derivative Instruments.”

      Provision for Income Taxes. The effective tax rate was 36.5% for the three months ended July 3, 2004 and June 28, 2003.

      Other (Income) Expense, Net. Other (income) expense, net was ($1.5) million for the three months ended July 3, 2004. This reflected $2.0 million of income related to the 20% equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, net of $0.5 million of minority interest expense associated with our Japanese master license, both of which were acquired in 2003.

      Net Income. Net income increased to $13.4 million for three months ended July 3, 2004 from $5.1 million for the three months ended June 28, 2003, or 2.3% and 1.1% of net revenues, respectively.

      Net Income Per Share. Diluted net income per share increased due to the increase in Net income, partially offset by an increase in weighted average shares outstanding due to stock option exercises, the issuance of restricted stock units and an increase in stock price.

      Liquidity and Capital Resources

      Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected sales increases, construction and renovation of shop-within-shops, investment in the technological upgrading of our distribution centers and information systems, expenditures related to retail store expansion, acquisitions, dividends and other corporate activities. Sources of liquidity to fund ongoing and future cash requirements include cash flows from operations, cash and cash equivalents, credit facilities and other borrowings.

      As of July 3, 2004, we had $174.9 million in cash and cash equivalents and $279.0 million of debt outstanding compared to $287.5 million in cash and cash equivalents and $315.2 million of debt outstanding at June 28, 2003. This represents an increase in our debt net of cash position of $76.4 million, which was primarily attributable to the following factors: the appreciation of the Euro increased the dollar equivalent of our Euro denominated debt by $13.9 million and we acquired RL Childrenswear Company LLC for approximately $240 million. Our capital expenditures were $35.9 million for the three months ended July 3, 2004, compared to $13.9 million for the three months ended June 28, 2003.

      As of July 3, 2004, we had $279.0 million outstanding in long-term Euro denominated debt, based on the Euro exchange rate at that date. We were also contingently liable for $66.1 million in outstanding letters of credit primarily related to commitments for the purchase of inventory.

      Accounts receivable increased to $262.3 million, or 4.9%, at July 3, 2004 compared to $250.0 million at June 28, 2003, primarily due to $44.2 million of accounts receivables associated with Lauren business and $4.9 million due to favorable impact of foreign currency exchange rate fluctuations on our European businesses accounts receivable, partially offset by decreases in accounts receivable in our other lines. Inventories decreased to $418.0 million, or 2.8%, at July 3, 2004 compared to $430.1 million at June 28, 2003, which primarily reflects reduced inventory in our mens business due to reductions in off price sales and inventory management efforts, as well as reductions in our domestic retail businesses inventory as a result of inventory management efforts, partially offset by the addition of inventory for the new Lauren and childrens lines in the amount of $39.5 million and $26.3 million, respectively, and a $9.5 million increase in our European businesses inventory level due to foreign currency exchange rate fluctuations. Accounts payable and accrued expenses and other increased to a total of $375.7 million, or 11.9% at July 3, 2004 compared to $335.7 at June 28, 2003. This increase is primarily the result of increases in our European businesses, which are driven by the impact of the appreciation of the Euro as well as timing of European payments, including VAT taxes and the addition of payables associated with the Lauren wholesale business.

      Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $98.2 million during the three-month period ended July 3, 2004, compared to $11.8 million for the three–month period ended June 28, 2003. This $86.4 million increase in cash flow was driven primarily by year-over-year changes in working capital described above and the increase in net income.

      During Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate our business operations. In connection with the implementation of this plan, we had total cash outlays of approximately $1.0 million during the three months ended July 3, 2004. We expect that the remaining liabilities will be paid throughout Fiscal 2005. During Fiscal 2001, we implemented the 2001 Operational Plan, and total cash outlays related to this plan were $0.8 million during the three months ended July 3, 2004.

      Net Cash Used in Investing Activities. Net cash used in investing activities was $275.2 million for the three months ended July 3, 2004, as compared to $23.4 million for the three months ended June 28, 2003. For both periods, net cash used reflected capital expenditures related to retail expansion and upgrading our systems and facilities, as well as shop-within-shop expenditures. Our anticipated capital expenditures for all of Fiscal 2005 approximate $143.5 million. For the three months ended July 3, 2004, net cash used also reflected $240 million for the acquisition of RL Childrenswear, LLC. The Fiscal 2003 amounts included a $1.0 million for the first earn-out payment in connection with the P.R.L. Fashions of Europe SRL acquisition and $9.0 million related to the acquisition of our Japanese businesses.

      Net Cash provided by Financing Activities. Net cash provided by financing activities was $7.8 million for the three months ended July 3, 2004, compared to $47.5 million used in the three months ended June 28, 2003. Cash provided by financing activities during the three months ended July 3, 2004 consists of $13.2 million received from the exercise of stock options partially offset by the payment of $5.0 million of dividends. Cash used in financing activities during the three months ended June 28, 2003, consisted primarily of the net repayment of short-term borrowings of $50.8 million.

      Our 2002 bank credit facility, which expires in November 2005, consists of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which is available for direct borrowings and the issuance of letters of credit. As of July 3, 2004, we had no outstanding borrowings under this facility. This facility requires that we maintain certain financial covenants. As of July 3, 2004, the Company was in compliance with all financial and non-financial debt covenants.

      In Fiscal 2004, the Board of Directors initiated a dividend program consisting of quarterly cash dividends of $0.05 per outstanding share, or $0.20 per outstanding share on an annual basis, on our common stock. Dividends of $0.05 per outstanding share declared to stockholders of record at the close of business on June 27, 2003, September 26, 2003, December 26, 2003 and April 2, 2004 were paid on July 11, 2003, October 10, 2003, January 9, 2004 and April 16, 2004, respectively.

      We believe that cash from ongoing operations and funds available under our credit facility will be sufficient to fund our current level of operations, capital requirements, the stock repurchase program, cash dividends and other corporate activities for the next twelve months.

      Derivative Instruments. In May 2003, we entered into an interest rate swap that will terminate in November 2006. The interest rate swap is being used to convert € 105.2 million, 6.125% fixed rate borrowings into € 105.2 million, EURIBOR minus 1.55% variable rate borrowings. On April 6, 2004 the Company executed an interest rate swap to convert the fixed interest rate on € 50 million of the Eurobonds to a EURIBOR plus 3.14% variable rate borrowing. After the execution of this swap, approximately € 77 million of the Eurobonds remained at a fixed interest rate. We entered into the interest rate swaps to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swaps have been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was immaterial in Fiscal 2004 and for the three months ended July 3, 2004. In addition, we have designated most of the principal of the Euro debt as a hedge of our net investment in a foreign subsidiary. As a result, the changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges to the extent they are considered a hedge of our investment in foreign subsidiaries.

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At July 3, 2004, we had the following foreign exchange contracts outstanding: (i) to deliver € 57.5 million in exchange for $65.0 million through Fiscal 2005 and (ii) to deliver ¥8,248 million in exchange for $71.0 million through Fiscal 2008. At July 3, 2004, the fair value of these contracts resulted in unrealized losses, net of taxes of $3.6 million and $6.8 million, for the Euro forward contracts and Japanese Yen forward contracts respectively.

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

Critical Accounting Policies

Principles of Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries (collectively referred to as the “Company,” “we,” “us,” and “our,” unless the content requires otherwise). All intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

      Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses and derivative instruments. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

     Revenue Recognition

      Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

     Income Taxes

      Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

     Accounts Receivable, Net

      In the normal course of business, the Company extends credit to wholesale customers that satisfy pre-defined credit criteria. Accounts Receivable, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. A reserve for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable, net. These provisions result from seasonal negotiations with the Company’s customers as well as historic deduction trends (net of expected recoveries) and an evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

     Inventories

      Inventories are stated at lower of cost (using the first-in-first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is determined based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

     Goodwill and Other Intangibles

      SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangibles assets with indefinite lives no longer be amortized, but rather be tested at least annually for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets.”

      The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business. For the three months ended July 3, 2004, there were no adjustments to the carrying values of any long-lived assets resulting from these evaluations.

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

      The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flow associated primarily with inventory purchases and royalty payments in connection with the Company’s European business.

      Hedge accounting requires that, at the beginning of each hedge period, the Company justify an expectation that the hedge will be highly effective. This effectiveness assessment involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.

      The Company hedges its net investment position in euro-financial subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are recognized in foreign currency translation, a component of Accumulated Other Comprehensive Income (Loss), to offset the change in value of the net investment being hedged.

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

      During the three months ended July 3, 2004, there were significant fluctuations in the Euro to U.S. dollar exchange rate. In May 2003, we entered into an interest rate swap for Euro 105.2 million to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. In April 2004, we entered into an additional interest rate swap of Euro 50 million for the same purpose as the May 2003 swap. We have exposure to interest rate volatility as a result of these interest rate swaps. A ten percent change in the average rate would have resulted in a $0.1 million change in interest expense during the first quarter of Fiscal 2005.

      Since April 3, 2004, other than disclosed above, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

Item 4.	Controls and Procedures

      Based on an evaluation carried out as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information relating to the Company and its subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      Reference is made to the information disclosed under Item 3 — Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended April 3, 2004.

Item 2.	Changes in Securities and Use of Proceeds.

      The following table sets forth the repurchases of our common stock during the fiscal quarter ended July 3, 2004.

Total Number of Shares (or Units)
Purchased as Part of

Maximum Number (or
Approximate Dollar
	Total Number			Value of Shares or
	of Shares or			Units) That May Yet
	Units	Average Price	Publicly Announced	be Purchased Under
Period	Purchased	Paid Per Share	Plans or Programs	the Plans or Programs

April 4, 2004 to May 1, 2004	10,500 (1)	$35.345	—	(2)
May 2, 2004 to May 29, 2004	—	—	—	—
May 30, 2004 to July 3, 2004	—	—	—	—
Total	10,500 (1)	$35.345	—	—

(1)	Represents shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long Term Incentive Plan, as amended.

(2)	The Company has publicly announced a $100 million stock repurchase plan which was first publicly announced in March 1998. The extension of the Plan thru April 1, 2006 was announced on May 26, 2004. Approximately $21 million in shares may yet be repurchased under the Plan.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) dated May 25, 2004.
10.2	Amendment No. 1, dated as of July 2, 2004, to Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein).
10.3	Amended and Restated Employment Agreement, effective as of July 1, 2004, by and between the Polo Ralph Lauren Corporation and Gerald M. Chaney.†
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a).
31.2	Certification of Gerald M. Chaney required by 17 CFR 240 13a-14(a).
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Gerald M. Chaney Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Exhibit is a management contract or compensatory plan or arrangement.

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

      (b) Reports of Form 8-K —

      (i) Report on Form 8-K dated May 26, 2004, reporting the release of our results of operations for the fiscal year ended April 3, 2004 and attaching a copy of the press release reporting such results. The information contained in this Form 8-K, including the accompanying exhibit, was furnished under Item 12 of Form 8-K and shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

      (ii) Report on Form 8-K dated May 28, 2004, attaching a copy of the press release announcing the signing of a definitive agreement to purchase certain assets of RL Childrenswear Company LLC, its licensee for childrenswear in the United States, Canada and Mexico.

      (iii) Report on Form 8-K dated July 2, 2004, reporting the consummation of the acquisition of certain assets of RL Childrenswear Company LLC and attaching a copy of the press release issued in connection therewith (required Financial statements to be filed by amendment).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLO RALPH LAUREN CORPORATION

By:	/s/ GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: August 12, 2004