Form 10-Q
period 2004-10-02
POLO RALPH LAUREN CORP
filed 2004-11-12
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2004

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

      At November 1, 2004, 58,574,042 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)

	October 2,	April 3,
	2004	2004

	(Unaudited)
ASSETS
Cash and cash equivalents	$145,982	$343,477
Accounts receivable, net of allowances of $31,098 and $30,536	428,423	441,724
Inventories, net	444,176	363,691
Deferred tax assets	22,269	21,565
Prepaid expenses and other	71,232	100,862

Total current assets	1,112,082	1,271,319
Property and equipment, net	443,560	397,328
Deferred tax assets	60,997	61,579
Goodwill	579,216	341,603
Intangibles, net	19,028	17,640
Other assets	184,688	180,772

Total assets	$2,399,571	$2,270,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$160,747	$187,355
Income tax payable	80,204	77,736
Accrued expenses and other	247,060	236,039

Total current liabilities	488,011	501,130
Long-term debt	280,948	277,345
Other non current liabilities	90,247	69,693
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 62,739,608 and 61,498,183 shares issued	640	620
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Additional paid-in-capital	619,872	563,457
Retained earnings	1,009,740	927,390
Treasury stock, Class A, at cost (4,177,600 and 4,145,800 shares)	(80,026)	(78,975)
Accumulated other comprehensive income	26,579	23,942
Unearned compensation	(36,873)	(14,794)

Total stockholders’ equity	1,540,365	1,422,073

Total liabilities & stockholders’ equity	$2,399,571	$2,270,241

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net sales	$821,541	$633,241	$1,357,349	$1,049,330
Licensing revenue	62,139	74,536	119,081	136,178

Net revenues	883,680	707,777	1,476,430	1,185,508
Cost of goods sold	445,925	357,211	731,575	586,190

Gross profit	437,755	350,566	744,855	599,318
Selling, general and administrative expenses	313,186	267,613	598,950	510,839
Restructuring charge	897	—	1,628	—

Income from operations	123,672	82,953	144,277	88,479
Foreign currency (gains) losses	(3,145)	(1,784)	(2,934)	(4,083)
Interest expense	2,612	2,890	5,214	6,752
Interest income	(567)	(694)	(1,539)	(1,638)

Income before provision for income taxes and other (income) expense, net	124,772	82,541	143,536	87,448
Provision for income taxes	44,294	30,128	51,143	31,919
Other (income) expense, net	71	(1,597)	(1,417)	(3,536)

Net income	$80,407	$54,010	$93,810	$59,065

Net income per share — Basic	$0.79	$0.55	$0.93	$0.60

Net income per share — Diluted	$0.78	$0.54	$0.91	$0.59

Weighted average common shares outstanding — Basic	101,192	98,704	100,837	98,541

Weighted average common shares outstanding — Diluted	103,571	100,781	103,186	100,052

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	October 2,	September 27,
	2004	2003

Cash flows from operating activities
Net income	$93,810	$59,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	1,132	(3,568)
Depreciation and amortization	46,474	40,501
Write off of property and equipment	2,937	871
Provision for losses on accounts receivable	3,380	648
Changes in non-current liabilities	4,369	(15,141)
Foreign currency (gains) losses	(3,270)	(145)
Other	631	(379)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	9,336	7,947
Inventories	(53,362)	(31,032)
Prepaid expenses and other	30,182	(41,047)
Other assets	(9,676)	(25,777)
Accounts payable	(27,164)	(20,548)
Income taxes payable	2,491	4,702
Accrued expenses and other	14,117	34,226

Net cash provided by operating activities	115,387	10,323

Cash flows from investing activities
Acquisition, net of cash acquired	(244,120)	(4,518)
Purchases of property and equipment	(84,392)	(39,526)
Equity investments	—	(5,427)

Net cash used in investing activities	(328,512)	(49,471)

Cash flows from financing activities
Payment of dividends	(10,120)	(4,927)
Repurchases of common stock	(1,051)	(809)
Proceeds from exercise of stock options	26,018	11,625
Repayments of short-term bank borrowings	—	(100,943)

Net cash provided by (used in) financing activities	14,847	(95,054)

Effect of exchange rate changes on cash and cash equivalents and net investment in foreign subsidiaries	783	1,233

Net decrease in cash and cash equivalents	(197,495)	(132,969)
Cash and cash equivalents at beginning of period	343,477	343,606

Cash and cash equivalents at end of period	$145,982	$210,637

Supplemental cash flow information
Cash paid for interest	$6,205	$6,467

Cash paid for income taxes	$39,525	$20,454

Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired excluding cash	$270,518	$—
Less: Cash paid	244,120	—
Acquisition obligation	15,000	—

Liabilities assumed	$11,398	$—

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information for October 2, 2004 and September 27, 2003 is unaudited)
(In thousands, except per share data and where otherwise indicated)

1.	Significant Accounting Policies

Principles of Consolidation

      The accompanying unaudited consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries (collectively referred to as the “Company,” “we,” “us,” and “our,” unless the content requires otherwise). All intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform with the current year’s presentation.

Financial Reporting

      The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for April 3, 2004 is derived from the audited financial statements which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended April 3, 2004 (“Fiscal 2004”), which should be read in conjunction with these financial statements. Reference is made to such annual report on Form 10-K for a complete set of financial statement notes, including our significant accounting policies. The results of operations for the three and six months ended October 2, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending April 2, 2005 (“Fiscal 2005”).

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.

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

      Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses and derivative instruments. In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a quarterly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is initially recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

Income Taxes

      Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by statutory tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable, Net

      In the normal course of business, the Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, net, as shown on the Consolidated Balance Sheets, is net of the following allowances and reserves.

      An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions.

      A reserve for trade discounts is established based on open invoices where trade discounts have been extended to customers and is treated as a reduction of sales.

      Estimated customer end of season allowances are included as a reduction of sales. These provisions are based on seasonal negotiations with the Company’s customers as well as historic deduction trends and an evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

      A reserve for operational chargebacks (deductions by customers relating to individual shipments), net of expected recoveries is included as a reduction of sales. The reserve is based on chargebacks received at the date of the financial statements and historical experience. Our historical estimates of these costs have not differed materially from actual results.

      Costs associated with potential returns of products are included as a reduction of sales. These reserves are based on current information regarding retail performance, historical experience and an evaluation of current

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

Inventories, Net

      Inventories, net are stated at lower of cost (using the first-in-first-out method, “FIFO”) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as all fashion product. Market value of distressed inventory is determined based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

Goodwill and Other Intangibles, Net

      SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested, at least annually, for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

      The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business.

      For the six months ended October 2, 2004, there were no adjustments to the carrying values of assets resulting from these evaluations.

Accrued Expenses

      Accrued expenses for employee insurance, workers’ compensation, contracted advertising, professional fees, and other outstanding Company obligations are assessed based on claims experience and statistical trends, open contractual obligations, and estimates based on projections and current requirements.

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

      The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flow associated primarily with inventory purchases and royalty payments in connection with the Company’s European business. The Company also uses interest rate swaps to hedge the fair value of its Euro denominated bonds against fluctuations due to changes in interest rates.

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

Property and Equipment, Net

      Property and equipment, net is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over 37.5 years. Machinery and equipment, and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

Foreign Currency Translation

      Assets and liabilities of non-U.S. subsidiaries have been translated at period-end exchange rates. Revenues and expenses have been translated at average rates of exchange in effect during the period. Resulting translation adjustments have been included in accumulated other comprehensive income (loss).

Cost of Goods Sold

      Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs and provisions for shrinkage.

Shipping and Handling Costs

      Shipping and handling costs are included as a component of selling, general & administrative expenses in the Consolidated Statements of Operations.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

      We use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, the Company has recognized compensation costs for restricted stock and stock unit grants (see Note 10) and has not recognized compensation cost for fixed stock option grants. The fair value of the restricted stock and stock unit grants, as determined under the Black-Scholes option pricing model, approximates the actual expense recognized by the Company. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the Three		For the Six
	Months Ended		Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net income as reported	$80,407	$54,010	$93,810	$59,065
Add: stock-based employee compensation expense included in reported net income, net of tax	2,334	721	3,008	1,025
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	7,227	4,578	9,867	8,410

Pro forma net income	$75,514	$50,153	$86,951	$51,680

Net income per share as reported —
Basic	$0.79	$0.55	$0.93	$0.60
Diluted	$0.78	$0.54	$0.91	$0.59
Pro forma net income per share —
Basic	$0.75	$0.51	$0.86	$0.52
Diluted	$0.73	$0.50	$0.85	$0.52

      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2005 and Fiscal 2004, respectively: risk-free interest rates of 3.44% and 2.54%; a dividend of $0.20 per annum; expected volatility of 35.0% and 47.2% and expected lives of 5.2 years for both periods.

Fiscal Year

      Our fiscal year ends on the Saturday closest to March 31. All references to “Fiscal 2005” represent the 52 week fiscal year ending April 2, 2005, references to “Fiscal 2004” represent the 53 week fiscal year ended April 3, 2004 and references to “Fiscal 2003” represent the 52 week fiscal year ended March 29, 2003. All references to “Fiscal 2002” represent the 52 week fiscal year ending March 30, 2002 and references to “Fiscal 2001” represent the 52 week fiscal year ended March 31, 2001.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions

      On July 2, 2004, we completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $255 million, including deferred payments of $15 million over the next three years, and agreed to assume certain liabilities. Additionally, we have agreed to pay up to an additional $5 million in contingent payments if certain sales targets are attained. Any future payments will be treated as additional purchase price. RL Childrenswear Company LLC was a Polo Ralph Lauren licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with the acquisition, the Company recorded preliminary estimates of fair values as follows: inventory of $24.7 million, property & equipment of $6.8 million, intangible assets consisting of non-compete agreements, valued at $2.6 million, other assets of $0.5 million, goodwill of $231.8 million and liabilities of $11.4 million. Transaction costs increased the goodwill recorded to $235.0 million.

      The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. As a result, the purchase price allocation is subject to change.

      Operating activities of the Childrenswear Company since the acquisition are included in the results of operations commencing July 2, 2004, for the three and six months ended October 2, 2004.

      The following unaudited pro forma information assumes the Childrenswear acquisition had occurred on March 30, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred March 30, 2003, nor is it indicative of our future results. The unaudited pro forma information is presented based on the preliminary purchase price allocation. The actual purchase price allocation, and the resulting effect on net income, based on appraisals may differ significantly from the unaudited pro forma amounts included herein.

	For the Three		For the Six
	Months Ended		Months Ended

	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Actual
Net revenue	$883,680	$765,753	$1,530,183	$1,291,690
Net income	80,407	59,646	99,494	68,072
Net income per share — Basic	$0.79	$0.60	$0.99	$0.69
Net income per share — Diluted	$0.78	$0.59	$0.96	$0.68

      The above pro forma amounts reflect adjustments for purchases made by us from Childrenswear and licensing royalties paid to us by Childrenswear as well as amortization of the non-compete agreements, lost interest income on the cash used for the purchase and income tax effect based upon an unaudited pro forma effective tax rate of 35.5% in Fiscal 2005 and Fiscal 2004. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition. The unaudited pro forma amounts exclude material nonrecurring charges of approximately $5.4 million related to the write up to fair value of inventory as part of the preliminary purchase price allocation.

      In November 2003, we acquired a license for the use of trademarks for $7.5 million. This license was accounted for as a finite lived intangible asset and is being amortized over 10 years.

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for our men’s, women’s, kids, home and jeans business in Japan for approximately $24.1 million. In connection with the acquisition of the Japanese master license, we recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at the time. At March 29, 2003, goodwill of $13.0 million was

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During Fiscal 2004, we incurred an additional $3.5 million of transaction costs, which have been included in goodwill, and finalized our accounting for the acquisition, which resulted in an additional $0.5 million of goodwill.

      All of the revenues and expenses for the Japanese master license are included in the Company’s consolidated statements of operations. For the three and six months ended October 2, 2004, we have recorded minority interest expense of $1.9 million and $2.4 million, respectively, to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net in the Consolidated Statements of Operations.

      Also, in February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For the three and six months ended October 2, 2004, we recorded $1.2 million and $3.2, respectively, of equity investment income related to this investment. This amount is included in Other (income) expense, net in the Consolidated Statements of Operations.

      Results for our Japanese interests are reported on a one-month lag.

      On October 31, 2001, we completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L. During Fiscal 2004, an additional payment was made on the first earn-out payment calculation, resulting in an increase in goodwill of approximately $1.0 million.

3.	Inventories

      Inventories are valued at the lower of cost, using the “FIFO” method, or market and are summarized as follows:

	October 2,	April 3,
	2004	2004

Raw materials	$4,825	$5,516
Work-in-process	5,297	4,669
Finished goods	434,054	353,506

	$444,176	$363,691

4.	Goodwill and Other Intangible Assets

      As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed our annual impairment test as of the first day of the second quarter of Fiscal 2005. No impairment was recognized as a result of this test. The carrying value of goodwill as of October 2, 2004 and April 3, 2004 by operating segment is as follows (dollars in millions):

	Wholesale	Retail	Licensing	Total

Balance at April 3, 2004	$151.1	$74.0	$116.5	$341.6
Purchases	235.0	—	—	235.0
Effect of foreign exchange and other adjustments	2.3	0.3	—	2.6

Balance at October 2, 2004	$388.4	$74.3	$116.5	$579.2

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying value of indefinite life intangible assets as of October 2, 2004 was $1.5 million and relates to an owned trademark. Finite life intangible assets as of October 2, 2004 and April 3, 2004, subject to amortization, are comprised of the following:

	October 2, 2004			April 3, 2004

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.		Estimated
	Amount	Amort.	Net	Amount	Amort.	Net	Lives

Licensed trademarks	$17,400	$(2,255)	$15,145	$17,400	$(1,260)	$16,140	10 years
Non-compete agreement	2,600	(217)	2,383	—	—	—	3 years

      Intangible amortization expense was $0.7 million and $1.2 for the three and six months ended October 2, 2004, respectively. The estimated intangible amortization expense for each of the following five years is expected to be approximately $2.6 million per year for the next three years and $1.7 million in the fourth and fifth year.

5.	Restructuring

(a) 2003 Restructuring Plan

      During the third quarter of Fiscal 2003, we completed a strategic review of our European business and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, the Company recorded a restructuring charge of $7.9 million during Fiscal 2004 and $14.4 million during Fiscal 2003 for severance and contract termination costs. The $7.9 million represents the additional liability for employees notified of their termination and properties we ceased using during Fiscal 2004. An additional $1.6 million charge was recorded during the six months ended October 2, 2004 representing severance costs and other termination benefits for additional employees released during the period. The components of the charge and the activity for the six months ended October 2, 2004 were as follows:

		Lease and Other
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at April 3, 2004	$3,316	$1,859	$5,175
Fiscal 2005 provision	1,628	—	1,628
Fiscal 2005 spending	(2,934)	(418)	(3,352)

Balance at October 2, 2004	$2,010	$1,441	$3,451

      Total severance and termination benefits as a result of this restructuring related to approximately 160 employees. Total cash outlays related to this plan of approximately $20.5 million, since inception, have been paid through October 2, 2004. It is expected that this plan will be completed, and the remaining liabilities will be paid in Fiscal 2005 or in accordance with contract terms.

(b) 2001 Operational Plan

      In connection with the implementation of the 2001 Operational Plan, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of Fiscal 2001. This charge was subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of Fiscal 2001 and a $16.0 million increase in the fourth quarter of Fiscal 2002 for lease termination costs associated with the closure of certain retail stores. During Fiscal 2004, a $10.4 million increase was recorded due to market factors that were less favorable than

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originally estimated. The major component of the charge remaining and the activity for the six months ended October 2, 2004 was as follows:

Lease and
Contract
Termination
Costs

Balance at April 3, 2004	$6,360
Fiscal 2005 spending	(1,565)

Balance at October 2, 2004	$4,795

      Total cash outlays related to the 2001 Operational Plan are expected to be approximately $51.2 million, $46.4 million of which have been paid through October 2, 2004. We completed the implementation of the 2001 Operational Plan in Fiscal 2002 and expect to settle the remaining liabilities in Fiscal 2005 or in accordance with contract terms.

6.	Financing Agreements

      Prior to October 6, 2004, we had a credit facility with a syndicate of banks consisting of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which was available for direct borrowings and the issuance of letters of credit. It was scheduled to mature on November 18, 2005. As of October 2, 2004, we had no balance outstanding under the facility and were in compliance with all of our financial and non-financial covenants thereunder.

      On October 6, 2004, we, in substance, expanded and extended this bank credit facility by entering into a new Credit Agreement, dated as of that date, with JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, Fleet National Bank, SunTrust Bank and Wachovia Bank National Association, as Syndication Agents, J.P. Morgan Securities Inc., as sole Bookrunner and Sole Lead Arranger, and a syndicate of lending banks that included each of the lending banks under the prior credit agreement (the “New Credit Facility”).

      The New Credit Facility, which is otherwise substantially on the same terms as the prior credit facility, provides for a $450.0 million revolving line of credit, subject to increase to $525.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on October 6, 2009. As of November 1, 2004, we had no direct borrowings outstanding under the New Credit Facility. Direct borrowings under the New Credit Facility bear interest, at our option, at a rate equal to (i) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus one-half of one percent, and (y) the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined in the New Credit Facility) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentage, and a margin based on our then current credit ratings.

      The New Credit Facility requires us to maintain certain covenants:

•	a minimum ratio of consolidated EBITDAR to Consolidated Interest Expense (as such terms are described in the New Credit Facility); and

•	a maximum ratio of Adjusted Debt (as defined in the New Credit Facility) to EBITDAR.

      The credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	sell or dispose of assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances or guarantees;

•	engage in transactions with affiliates; and

•	make investments.

      Upon the occurrence of an event of default under the New Credit Facility, the lenders may cease making loans, terminate the New Credit Facility, and declare all amounts outstanding to be immediately due and payable. The New Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenants described above. Additionally, the New Credit Facility provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock.

      At October 2, 2004, we were contingently liable for $45.6 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. We incur a financing charge of ten basis points per month on the average monthly balance of these outstanding letters of credit.

7.	Financial Instruments

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At October 2, 2004, we had the following foreign exchange contracts outstanding: (i) to deliver €55.1 million in exchange for $65.0 million through Fiscal 2005 and (ii) to deliver ¥8,248 million in exchange for $71.0 million through Fiscal 2008. At October 2, 2004, the fair value of these contracts resulted in unrealized losses net of tax of $2.6 million and $6.5 million for the Euro forward contracts and Japanese Yen forward contracts, respectively.

      In May 2003, we entered into an interest rate swap that terminates in November 2006. The interest rate swap is being used to convert €105.2 million, 6.125% fixed rate borrowings into €105.2 million, EURIBOR minus 1.55% variable rate borrowings. On April 6, 2004 and October 4, 2004, the Company executed interest rate swaps to convert the fixed interest rate on total of an additional €100 million of the Eurobonds to a EURIBOR plus 3.14% variable rate borrowing. After the execution of these swaps, approximately €22 million of the Eurobonds remained at a fixed interest rate. We entered into the interest rate swaps to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swaps have been designated as fair value hedges under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized resulting from changes in the benchmark interest rate, and were immaterial in Fiscal 2004 and the first half of Fiscal 2005. In addition, we have designated most of the principal of the Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges to the extent they are considered a hedge of our investment in foreign subsidiaries. For the three and six months ended October 2, 2004 other comprehensive income included unrealized losses of $1.4 million and $3.8 million respectively, related to €221.0 million of foreign investment hedged. For the three and six months ended September 27, 2003 Other Comprehensive Income included unrealized losses of $0.6 million and $10.1 million respectively, related to €227.3 million of foreign investment hedged.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income

      For the three and six months ended October 2, 2004 and September 27, 2003, comprehensive income was as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net income	$80,407	$54,010	$93,810	$59,065
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	517	(4,427)	3,597	15,967
Unrealized losses on cash flow and foreign currency hedges, net	462	(1,823)	(961)	(16,560)

Comprehensive income	$81,386	$47,760	$96,446	$58,472

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, was a charge of $1.6 million and a benefit of $0.8 million in the three months ended October 2, 2004, respectively. The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges was a benefit of $1.9 million and a benefit of $1.9 million for the three months ended September 27, 2003 respectively.

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, was a charge of $0.9 million and a benefit of $2.1 million in the six months ended October 2, 2004, respectively. The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, was a benefit of $2.9 million and a benefit of $7.0 million for the six months ended September 27, 2003 respectively.

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

	Three Months Ended		Six Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Basic	101,192	98,704	100,837	98,541
Dilutive effect of stock options, restricted stock and restricted stock units	2,379	2,077	2,349	1,511

Diluted shares	103,571	100,781	103,186	100,052

      Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted earnings per share. For the three months ended October 2, 2004 and September 27, 2003 antidilutive options and restricted stock grants of 0.3 million shares and 0.8 million shares were excluded from the diluted share calculation. For the six months ended October 2, 2004 and September 27, 2003 antidilutive options of 0.2 million shares and 3.8 million shares were excluded from the diluted share calculation.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Incentive Plans

      In June 2004, the Compensation Committee granted 100,000 restricted stock units, payable solely in shares of our Class A Common Stock, under our Stock Incentive Plan. This was the second of five annual grants pursuant to an employment agreement. Each grant vests on the fifth anniversary of the grant date, subject to acceleration in certain circumstances, including termination of the executive’s employment after the end of Fiscal 2008 for any reason other than termination by the Company for cause, and is payable following the termination of the executive’s employment. Additional restricted stock units are issued in respect of outstanding grants as dividend equivalents in connection with the payment of dividends on our Class A Common Stock. In June 2004, an aggregate of approximately 230,000 performance based restricted stock units and approximately 1.6 million options to purchase shares of our Class A Common Stock were granted to certain employees under the Stock Incentive Plan. The restricted stock units will vest in Fiscal 2008, subject to the Company’s satisfaction of performance goals, and the options will vest in three equal installments on the first three anniversaries of the grant date. The exercise price of the options is the fair market value of the Class A Common Stock on the grant date. In July 2004, the Company issued an aggregate of 437,500 restricted stock units under our Stock Incentive Plan pursuant to an employment agreement. Of these units, 187,500 are performance based and will vest over the next three years, subject to the Company’s satisfaction of performance goals, and 250,000 will vest in three equal installments at the end of Fiscal 2008, Fiscal 2009 and Fiscal 2010 and will be paid upon the termination of the executive’s employment. These units are entitled to dividend equivalents, and the employment agreement provides for the grant of up to an additional 562,500 performance based units that would vest, subject to the Company’s achievement of performance goals for periods ending at the close of Fiscal 2008, Fiscal 2009 and Fiscal 2010.

      On October 1, 2004, the Company issued 75,000 restricted shares of Class A Common Stock and options to purchase 200,000 shares of Class A Common Stock pursuant to an employment agreement. The restricted stock will vest in equal installments on the first five anniversaries of the grant dates. An additional 75,000 options to purchase 75,000 shares of Class A Common Stock were granted under our Stock Incentive Plan to new hires during the first six months of Fiscal 2005.

      Total stock compensation expense, for the three and six months ended October 2, 2004 was $3.6 million and $4.7 million respectively compared to $1.1 million and $1.6 million for the three and six months ended September 27, 2003.

11.     Commitments & Contingencies

Declaration of Dividend

      On May 20, 2003 the Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren common stock. The second quarter Fiscal 2005 dividend of $0.05 per share was declared on September 20, 2004, payable to shareholders of record at the close of business on October 1, 2004, and was paid on October 15, 2004. Approximately $10.1 million was recorded as a reduction to retained earnings during the six months ended October 2, 2004 in connection with this dividend.

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

      On July 23, 2003, Jones filed a motion for summary judgment in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgment in our action for declaratory judgment that the Lauren agreements terminated on December 31, 2003 and dismissing our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On April 16, 2004, we moved the court to reconsider its orders, and a hearing on our motion was held on May 19, 2004. The Court denied our motions on August 24, 2004, and we filed our appeal of the Court’s orders on October 4, 2004. The date for oral argument has not been determined. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition. However, we intend to continue to defend the case vigorously and believe our position is correct on the merits.

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

      On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleges near identical claims to those in the federal class action. The class representatives consist of former employees and the plaintiff in the federal court action. Defendants in this class action include us and our Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. San Francisco Polo, Ltd. subsidiaries as well as a non-affiliated corporate defendant and two current managers. As in the federal action, the complaint seeks an unspecified amount of actual and punitive damages, restitution of monies spent, and declaratory relief. The state court class action has been stayed pending resolution of the federal class action.

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

      On December 5, 2003, United Stated Polo Association, USPA Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) filed a Demand for Arbitration against the Company in Sweden under the auspices of the International Centre for Dispute Resolution seeking a declaratory judgment that USPA’s so-called Horseman symbol does not infringe on Polo Ralph Lauren’s trademark and other rights. No claim for damages was stated. On February 19, 2004, we answered the Demand for Arbitration, contesting the arbitrability of USPA’s claim for declaratory relief. We also asserted our own counterclaim, seeking a judgment that the USPA’s Horseman symbol infringes on our trademark and other rights. We also sought injunctive relief and damages in an unspecified amount. On March 5, 2004, USPA answered our counterclaim, denying the allegations set forth therein. On November 1, 2004, after conducting several hearings, the arbitral tribunal rendered a decision rejecting the relief sought by USPA and holding that USPA’s Horseman symbol infringes on our trademark and other rights. The arbitral tribunal awarded us damages in excess of 3,500,000 Swedish kronor, and ordered USPA to discontinue the sale of, and destroy all remaining stock of, clothing bearing its Horseman symbol in Sweden.

      On October 29, 2004, we filed a Demand for Arbitration against the United States Polo Association and United States Polo Association Properties, Inc with the International Centre for Dispute Resolution in the United Kingdom seeking a judgment that the USPA’s Horseman symbol infringes on our trademark and other rights, as well as injunctive relief. We await the response of the United States Polo Association and United States Polo Association Properties, Inc.

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

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our net revenues and income from operations for the three and six months ended October 2, 2004 and September 27, 2003 for each segment were as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net revenues:
Wholesale	$502,563	$336,105	$741,587	$497,730
Retail	318,978	297,136	615,762	551,600
Licensing	62,139	74,536	119,081	136,178

	$883,680	$707,777	$1,476,430	$1,185,508

Income (loss) from operations:
Wholesale	$81,512	$25,459	$62,913	$(5,590)
Retail	23,172	21,075	51,546	32,321
Licensing	19,885	36,419	31,446	61,748

	124,569	82,953	145,905	$88,479
Less: unallocated restructuring charge	897	—	1,628	—

	$123,672	$82,953	$144,277	$88,479

      Our net revenues for the three and six months ended October 2, 2004 and September 27, 2003, by geographic location of the reporting subsidiaries, were as follows:

	Three Months Ended		Six Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net revenues:
United States and Canada	$671,720	$519,744	$1,164,712	$899,272
Europe	180,018	156,032	266,746	217,206
Other Regions	31,942	32,001	44,972	69,030

	$883,680	$707,777	$1,476,430	$1,185,508

14.	New Accounting Pronouncements

      In March 2004, the Financial Accounting Standards Board (“FASB”) published an Exposure Draft, “Share-Based Payment,” an amendment of FASB Statement No. 123 and 95. Under this FASB proposal, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for awards granted, modified or settled in interim periods or fiscal years beginning after June 15, 2005. The Company currently accounts for stock options under APB No. 25. The pro forma impact of expensing options is disclosed in Note 1 of Notes to Consolidated Financial Statements.

      In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, to employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company does not sponsor a post-retirement healthcare plan. Consequently this pronouncement has no impact on the Company’s financial position or results of operations.

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

      Certain statements in this Form 10-Q and in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with a general economic downturn and other events leading to a reduction in discretionary consumer spending; risks associated with implementing our plans to enhance our worldwide luxury retail business, inventory management program and operating efficiency initiatives; risks associated with our start-up of the Lauren Line; risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in global economic or political conditions; risks associated with our dependence on sales to a limited number of large department store customers, including risks related to extending credit to customers; risks associated with our dependence on our licensing partners for a substantial portion of our net income and a lack of operational and financial control over licensed businesses; risks associated with financial distress of licensees, including the impact on our net income and business of one or more licensees’ reorganization; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which we operate, including our ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing and our ability to remain competitive in the areas of quality and price; uncertainties relating to our ability to implement our growth strategies or successfully integrate acquired businesses; risks associated with our entry into new markets, either through internal development activities or through acquisitions; risks associated with the possible adverse impact of our unaffiliated manufacturers’ inability to manufacture products in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations or sourcing (including foreign currency fluctuations) and the possible adverse impact of changes in import restrictions or shipping conditions; risks related to our ability to establish and protect our trademarks and other proprietary rights; risks related to fluctuations in foreign currency affecting our foreign subsidiaries’ and foreign licensees’ results of operations, the relative prices at which we and our foreign competitors sell products in the same market and our operating and manufacturing costs outside of the United States; and risks associated with our control by Lauren family members and the anti- takeover effect of our two classes of common stock. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      We operate in three business segments: wholesale, retail and licensing.

      Wholesale consists of women’s, men’s and children’s apparel that we design and market worldwide, divided into three primary groups: Polo Brands, Lauren by Ralph Lauren and Collection Brands. In each of the wholesale groups, we offer discrete brand offerings that are directed by teams comprising design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts. This segment includes the core business Polo

Ralph Lauren, Lauren Ralph Lauren, Blue Label, Polo Golf, RLX Polo Sport, Women’s Ralph Lauren Collection and Black Label, and Men’s Purple Label Collection.

      Retail consists of our worldwide Ralph Lauren retail operations, which sell through full-price and outlet stores, and our Club Monaco full-price and outlet stores.

      Licensing consists of product, international and home collection licensing alliances, each of which pays us royalties based upon sales of licensed products, subject to minimum royalty payments. We work closely with our licensing partners to ensure that products are developed, marketed and distributed in a manner consistent with the distinctive perspective and lifestyle associated with our brand.

      Our wholesale business showed significant improvements in sales, gross margin rates and operating income during the three and six month periods ended October 2, 2004 as compared to the corresponding periods of the prior fiscal year. These improvements were largely due to the addition of the Lauren and Childrenswear lines. These additional sales were partially offset by planned sales reductions in our men’s business as we continue to reposition the brand in appropriate stores and reduce off price sales.

      Our retail operations continued to perform well during the three and six months ended October 2, 2004, driven by increased net sales and improved gross profit as a percentage of net revenues. Retail net sales increased primarily due to positive comparable store sales in both full-price and, for the six month period, outlet stores and, to a modest extent, the impact of the appreciation of the Euro relative to the U.S. dollar. The increasing gross profit rate reflects a continued focus on inventory management and higher realized sales dollars resulting from a combination of improved product mix, advertising and targeted marketing.

      Our licensing segment’s operating income decreased compared to the prior year’s comparable period primarily as a result of the loss of royalties associated with the Lauren line as well as the recently acquired Childrenswear line, partially offset by increases in International licensing income.

      Our international operations’ results were modestly affected by foreign exchange rate fluctuations. However, the increase in net sales due to the strengthening of the Euro was largely offset by a comparable increase in cost of sales and selling, general and administrative expenses. The strengthening of the Euro has had a significant effect on certain of our balance sheet accounts including accounts receivable, inventory, accounts payable and long-term debt.

Recent Developments

      On July 2, 2004, we completed the acquisition of certain assets of RL Childrenswear Company LLC. See “Recent Acquisitions.”

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”) to meet the minimum sales volumes for the year ended December 31, 2002 under the license agreements for the sale of products under the “Ralph” trademark between us and Jones dated May 11, 1998, these license agreements terminated as of December 31, 2003. We had advised Jones that the termination of these licenses on that date would automatically result in the termination of the licenses between it and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement between us and Jones dated May 11, 1998. The Lauren license agreements would otherwise have expired on December 31, 2006.

      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we had breached its agreements with Jones with respect to the “Lauren” trademark by asserting its rights pursuant to the Cross Default and Term Extension Agreement, and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it would treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million, punitive damages and enforcement of the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgment that the Lauren license agreements would terminate as of Decem-

ber 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits were consolidated.

      On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgment in the action filed by us, and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgment in our action for declaratory judgment the Lauren agreement terminated on December 31, 2003 and dismissing our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On April 16, 2004, the Company moved the court to reconsider its orders, and a hearing on our motion was held on May 19, 2004. The Court denied our motions on August 24, 2004, and we filed our appeal on October 4, 2004. The date for oral argument has not been determined. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition. However, we intend to continue to defend the case vigorously and believe that our position is correct on the merits.

      We recently expanded and extended our revolving credit facility, see “Liquidity and Capital Resources” for further information.

Recent Acquisitions

      On July 2, 2004, the Company completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $255 million including deferred payments of $15 million over the next three years, and agreed to assume certain liabilities. Additionally, we have agreed to pay up to an additional $5 million in contingent payments if certain sales targets are attained and assumed certain liabilities. Any future payments will be treated as additional purchase price. RL Childrenswear Company, LLC was a Polo Ralph Lauren licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with the acquisition, the Company recorded preliminary estimates of fair values as follows: inventory of $24.7 million, property & equipment of $6.8 million, intangible assets consisting of non-compete agreements, valued at $2.6 million, other assets of $0.5 million, goodwill of $231.8 million and liabilities of $11.4 million. Transaction costs increased the goodwill recorded to $235.0 million.

      The results of operations for the Childrenswear line for the period July 4, 2004 to October 2, 2004 are included in the consolidated results of operations commencing July 2, 2004, for the three and six months ended October 2, 2004.

      The following unaudited pro forma information assumes the Childrenswear acquisition had occurred on March 30, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred March 30, 2003, nor is it indicative of the Company’s future results. The unaudited pro forma information is presented based on the preliminary purchase price allocation. The actual purchase price allocation, and the resulting effect on net income, based on appraisals may differ significantly from the unaudited pro forma amounts included herein (dollars in thousands, except per share amounts).

	For the Three Months Ended		For the Six Months Ended

	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Actual
Net revenue	$883,680	$765,753	$1,530,183	$1,291,690
Net income	80,407	59,646	99,494	68,072
Net income per share — Basic	$0.79	$0.60	$0.99	$0.69
Net income per share — Diluted	$0.78	$0.59	$0.96	$0.68

      The above pro forma amounts reflect adjustments for purchases made by the Company from Childrenswear and licensing royalties paid to the Company by Childrenswear as well as amortization of the non-compete agreements, lost interest income on the cash used for the purchase and income tax effect based upon unaudited pro forma effective tax rate of 35.5% in Fiscal 2005 and Fiscal 2004. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition. The unaudited pro forma amounts exclude material non recurring charges of approximately $5.4 million related to the write up to fair value of inventory as part of the preliminary purchase price allocation.

      In February 2003, we acquired a 50% controlling interest in the Japanese master license for our men’s, women’s, kids, home and jeans business in Japan for approximately $24.1 million. In connection with the acquisition of the Japanese master license, we recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at the time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During Fiscal 2004, we incurred an additional $3.5 million of transaction costs, which have been included in goodwill, and finalized our accounting for the acquisition, which resulted in an additional $0.5 million of goodwill.

      All of the revenues and expenses for the Japanese master license are included in the Company’s consolidated statements of operations. For the three and six months ended October 2, 2004, we have recorded minority interest expense of $1.9 million and $2.4 million, respectively, to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net in the Consolidated Statements of Operations.

      Also, in February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For the three and six months ended October 2, 2004, we recorded $1.2 million and $3.2 million, respectively, of equity investment income related to this investment. This amount is included in Other (income) expense, net in the Consolidated Statements of Operations.

Results of Operations

Three Months Ended October 2, 2004 Compared to Three Months Ended September 27, 2003

      The following table sets forth results in millions of dollars and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended October 2, 2004 and September 27, 2003:

	Three Months Ended		Three Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net sales	$821.5	$633.3	93.0%	89.5%
Licensing revenue	62.2	74.5	7.0	10.5

Net revenues	883.7	707.8	100.0	100.0

Gross profit	437.8	350.6	49.5	49.5
Selling, general and administrative expenses	313.2	267.6	35.4	37.8
Restructuring charge	0.9	—	0.1	—

Income from operations	123.7	83.0	14.0	11.7
Foreign currency (gains) losses	(3.1)	(1.8)	(0.4)	(0.3)
Interest expense	2.6	2.9	0.3	0.4
Interest income	(0.6)	(0.7)	—	(0.1)

Income before provision for income taxes and other (income) expense, net	124.8	82.5	14.1	11.7
Provision for income taxes	44.3	30.1	5.0	4.3
Other (income) expense, net	0.1	(1.6)	(0.0)	(0.2)

Net income	$80.4	$54.0	9.1%	7.6%

      Net revenues. Net revenues for the second quarter of Fiscal 2005 were $883.7 million, an increase of $175.9 million over net revenues for the second quarter of Fiscal 2004. Net revenues by business segments were as follows (dollars in thousands):

	Three Months Ended

	October 2,	September 27,	Increase/
	2004	2003	(Decrease)	% Change

Net revenues:
Wholesale	$502,563	$336,105	$166,458	49.5
Retail	318,978	297,136	21,842	7.4
Licensing	62,139	74,536	(12,397)	(16.6)

	$883,680	$707,777	$175,903	24.9

      Wholesale Net Sales increased by $166.5 million, or 49.5%, primarily due to the following:

•	the inclusion of sales from the newly implemented Lauren line of $114.8 million during the three months ended October 2, 2004;

•	the inclusion of sales from the newly acquired Childrenswear line of $63.1 million during the three months ended October 2, 2004 (acquired July 2, 2004);

•	$8.8 million from the favorable impact of Euro currency fluctuations;

•	partially offsetting these increases is a $33.5 million decrease in men’s wholesale sales, resulting primarily from planned reductions in sales as we continue to reposition the brand in appropriate stores and reduce off-price sales.

      Retail Net Sales increased by $21.8 million, or 7.4%, primarily as a result of:

•	a 14.2% and 0.2% increase, respectively, in comparable store sales for full price and outlet stores. Excluding the effect of foreign currency exchange rate fluctuations, comparable store sales increased 12.0% for full price and decreased 0.7% for outlet stores, respectively; and

•	the stronger Euro, which accounted for approximately $3.4 million of the increase in net sales.

      Licensing Revenue decreased by $12.4 million, or 16.6%, primarily due to the following:

•	loss of $13.3 million of royalties from Lauren licenses, which were terminated as of the end of the third quarter of Fiscal 2004;

•	loss of $4.2 million of royalties from Childrenswear licenses, which were terminated as of the end of the first quarter of Fiscal 2005;

•	partially offset by growth in our international and home licensing businesses.

      Gross Profit. Gross profit increased $87.2 million, or 24.9%, for the three months ended October 2, 2004 over the three months ended September 27, 2003. This increase reflected higher sales and improved merchandise margins generally across our wholesale and retail businesses.

      Gross profit as a percentage of net revenues was unchanged from last year at 49.5%. The unchanged gross profit rate reflects improvements in the wholesale and retail businesses, offset by the loss of licensing revenue from the Lauren and Childrenswear businesses. The gross profit rate improvement in both wholesale and retail reflects a planned reduction in off-price sales and a continued focus on inventory management. Although our inventory balance is higher at October 2, 2004 compared to the same period last year, this increase primarily reflects inventories related to the Lauren wholesale business and our recently acquired Childrenswear business lines and the appreciation of the Euro.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $45.6 million, or 17.0%, to $313.2 million for the three months ended October 2, 2004 from $267.6 million for the three months ended September 27, 2003. SG&A as a percentage of net revenues decreased to 35.4% from 37.8%. The increase in SG&A was driven by:

•	higher selling salaries and related costs of $12.4 million in connection with the increase in retail sales;

•	expenses of $13.5 million associated with the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred;

•	expenses of $11.2 million attributable to the recently acquired Childrenswear business;

•	approximately $4.0 million of the increase in the quarter was due to the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the Euro;

•	the remainder of the increase in SG&A results from a number of factors, including higher distribution costs as a result of volume increases.

      Restructuring Charge. During the quarter, the Company recorded a $0.9 million restructuring charge associated with our European operations. This charge was primarily attributable to severance and other benefits associated with employees released during the quarter.

      Income (Loss) from Operations. Income from operations increased $40.7 million, or 49.1%, for the three months ended October 2, 2004 over the three months ended September 27, 2003. Income from operations for our three business segments is provided below (dollars in thousands):

	Three Months Ended

	October 2,	September 27,	Increase/
	2004	2003	(Decrease)	% Change

Income (loss) from operations:
Wholesale	$81,512	$25,459	$56,053	220.2%
Retail	23,172	21,075	2,097	10.0%
Licensing	19,885	36,419	(16,534)	(45.4)%

	124,569	82,953	41,616	50.2%
Less: unallocated restructuring charge	897	—	(897)	(100.0)%

	$123,672	$82,953	$40,719	49.1%

•	The increase in the wholesale operating results was primarily the result of the inclusion of sales generated by the Lauren and Childrenswear wholesale businesses and improvements in the gross margin rate, partially offset by the sales decrease in the men’s wholesale business.

•	The increase in retail operating results was driven by increased net sales and improved gross margin rate, partially offset by the higher selling salaries and related costs incurred in connection with the increase in retail sales.

•	The decrease in licensing operating results was primarily due to the loss of royalties from the Lauren and Childrenswear licenses.

      Foreign Currency (Gains) Losses. The effect of foreign currency exchange rate fluctuations resulted in a gain of $3.1 million for the three months ended October 2, 2004, compared to a $1.8 million gain for the three months ended September 27, 2003.

      Interest Expense. Interest expense decreased to $2.6 million in the three months ended October 2, 2004 from $2.9 million for the three months ended September 27, 2003. This decrease was due to lower levels of borrowings as a result of the repayment of approximately $100.9 million of short-term borrowings, as well as decreased interest rates as a result of the May 2003 and April 2004 interest rate swaps described in “Liquidity and Capital Resources — Derivative Instruments.”

      Interest Income. Interest income decreased to $0.6 million from $0.7 million for the three months ended October 2, 2004 and September 27, 2003. The decrease was the result of lower levels of cash on hand.

      Provision for Income Taxes. The effective tax rate was 35.5% for the three months ended October 2, 2004 compared to 36.5% for the three months ended September 27, 2003.

      Other (Income) Expense, Net. Other (income) expense, net was $0.1 million for the three months ended October 2, 2004 compared to $(1.6) million for the three months ended September 27, 2003. This reflects $1.2 million and $2.5 million of income related to the 20% equity interest in the company that holds the sublicenses for the our men’s, women’s, kids, home and jeans business in Japan for three months ended October 2, 2004 and September 27, 2003, respectively, net of $1.9 million and $0.9 million of minority interest expense for three months ended October 2, 2004 and September 27, 2003, respectively, associated with our Japanese master license, both of which were acquired in 2003. Also included is $0.6 million of dividend income for the three months ended October 2, 2004.

      Net Income. Net income increased to $80.4 million for three months ended October 2, 2004 from $54.0 million for the three months ended September 27, 2003, or 9.1% and 7.6% of net revenues, respectively.

      Net Income Per Share. Diluted net income per share increased due to the increase in Net income, partially offset by an increase in weighted average shares outstanding due to stock option exercises, the issuance of restricted stock units and an increase in stock price.

Results of Operations

Six Months Ended October 2, 2004 Compared to Six Months Ended September 27, 2003

      The following table sets forth results in millions of dollars and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the six months ended October 2, 2004 and September 27, 2003:

	Six Months Ended		Six Months Ended

	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003

Net sales	$1,357.3	$1,049.3	91.9%	88.5%
Licensing revenue	119.1	136.2	8.1	11.5

Net revenues	1,476.4	1,185.5	100.0	100.0

Gross profit	744.9	599.3	50.5	50.6
Selling, general and administrative expenses	599.0	510.8	40.6	43.1
Restructuring charge	1.6	—	0.1	—

Income from operations	144.3	88.5	9.8	7.5
Foreign currency (gains) losses	(2.9)	(4.1)	(0.2)	(0.3)
Interest expense, net	5.2	6.7	0.4	0.6
Interest income	(1.5)	(1.6)	(0.1)	(0.2)

Income before provision for income taxes and other (income) expense, net	143.5	87.5	9.7	7.4
Provision for income taxes	51.1	31.9	3.4	2.7
Other (income) expense, net	(1.4)	(3.5)	(0.1)	(0.3)

Net income	$93.8	$59.1	6.4%	5.0%

      Net revenues. Net revenues for the six months ended October 2, 2004, were $1.5 billion, an increase of $290.9 million over net revenues for the six months ended September 27, 2003. Net revenues by business segments were as follows (dollars in thousands):

	Six Months Ended

	October 2,	September 27,	Increase/
	2004	2003	(Decrease)	% Change

Net revenues:
Wholesale	$741,587	$497,730	$243,857	49.0
Retail	615,762	551,600	64,162	11.6
Licensing	119,081	136,178	(17,097)	(12.6)

	$1,476,430	$1,185,508	$290,922	24.5

      Wholesale Net Sales increased by $243.9 million, or 49.0%, primarily due to the following:

•	the inclusion of sales from the newly implemented Lauren line of $195.2 million during the six months ended October 2, 2004;

•	the inclusion of sales from the newly acquired Childrenswear line of $63.1 million during the three months ended October 2, 2004 (acquired July 2, 2004);

•	$12.2 million from the favorable impact of Euro currency fluctuations;

•	partially offsetting these increases is a $39.0 million decrease in men’s wholesale sales, resulting primarily from planned reductions in sales as we continue to reposition the brand in appropriate stores and reduce off-price sales.

      Retail Net Sales increased by $64.2 million, or 11.6%, primarily as a result of:

•	a 14.7% and 5.4% increase, respectively, in comparable store sales for full price and outlet stores. Excluding the effect of foreign currency exchange rate fluctuations, comparable store sales increased 12.3% and 4.4% for full price and outlet stores, respectively; and

•	the stronger Euro, which accounted for approximately $7.0 million of the increase in net sales.

      Licensing Revenue decreased by $17.1 million, or 12.6%, primarily due to the following:

•	loss of $21.3 million of royalties from Lauren licenses, which were terminated as of the end of the third quarter of Fiscal 2004;

•	loss of $4.2 million of royalties from Childrenswear licenses, which were terminated as of the end of the first quarter of Fiscal 2005;

•	partially offset by growth in our international and home licensing businesses.

      Gross Profit. Gross profit increased $145.5 million, or 24.3%, for the six months ended October 2, 2004 over the six months ended September 27, 2003. This increase reflected higher sales and improved merchandise margins in our wholesale and retail businesses.

      Gross profit as a percentage of net revenues decreased to 50.4% from 50.6%. The decreasing gross profit rate reflects the loss of licensing revenue from the Lauren and Childrenswear licenses, partially offset by improvements in the wholesale and retail business. The gross profit rate improvement in both wholesale and retail reflects a planned reduction in off price sales and a continued focus on inventory management. Although our inventory balance is higher at October 2, 2004 compared to the same period last year, this increase primarily reflects inventories related to our Lauren wholesale business and our recently acquired children’s business and the appreciation of the Euro.

      Selling, General and Administrative Expenses. SG&A increased $88.1 million, or 17.2%, to $599.0 million for the six months ended October 2, 2004 from $510.8 million for the six months ended September 27, 2003. SG&A as a percentage of net revenues decreased to 40.6% from 43.1%. The increase in SG&A was driven by:

•	higher selling salaries and related costs of $23.4 million in connection with the increase in retail sales;

•	expenses of $25.3 million associated with the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred;

•	expenses of $11.2 million attributable to the recently acquired Childrenswear business;

•	approximately $8.9 million of the increase in the six months ended October 2, 2004 was due to the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the Euro;

•	the remainder of the increase in SG&A results from a number of factors, including higher distribution costs as a result of volume increases.

      Restructuring Charge. During the six months ended October 2, 2004, the Company recorded a $1.6 million restructuring charge associated with our European operation. This charge was primarily attributable to severance and other benefits associated with employees released during the quarter.

      Income (Loss) from Operations. Income from operations increased $55.8 million, or 63.1%, for the six months ended October 2, 2004 over the six months ended September 27, 2003. Income from operations for our three business segments is provided below (dollars in thousands):

	Six Months Ended

	October 2,	September 27,	Increase/
	2004	2003	(Decrease)	% Change

Income (loss) from operations:
Wholesale	$62,913	$(5,590)	$68,503	1,225.5%
Retail	51,546	32,321	19,225	59.5%
Licensing	31,446	61,748	(30,302)	(49.1)%

	145,905	88,479	57,426	64.9%
Less: unallocated restructuring charge	1,628	—	(1,628)	(100.0)%

	$144,277	$88,479	$55,798	63.1%

•	The increase in the wholesale operating results was primarily the result of sales generated by Lauren and Childrenswear wholesale businesses and improvements in the gross margin rate, partially offset by the sales decrease in the men’s wholesale business.

•	The increase in retail operating results was driven by increased net sales and improved gross margin rate, partially offset by the higher selling salaries and related costs incurred in connection with the increase in retail sales.

•	The decrease in licensing operating results was primarily due to the loss of royalties from the former Lauren and Childrenswear licenses.

      Foreign Currency (Gains) Losses. The effect of foreign currency exchange rate fluctuations resulted in a gain of $2.9 million for the six months ended October 2, 2004, compared to a $4.1 million gain for the six months ended September 27, 2003.

      Interest Expense. Interest expense decreased to $5.2 million in the six months ended October 2, 2004 from $6.7 million for the six months ended September 27, 2003. This decrease was due to lower levels of borrowings due to the repayment of approximately $100.9 million of short-term borrowings as well as decreased interest rates as a result of the May 2003 and April 2004 interest rate swaps described in “Liquidity and Capital Resources — Derivative Instruments.”

      Interest Income. Interest income decreased to $1.5 million from $1.6 million for the six months ended October 2, 2004 and September 27, 2003. The decrease resulted from lower levels of cash on hand during the period.

      Provision for Income Taxes. The effective tax rate was 35.6% for the six months ended October 2, 2004 and 36.5% for the six months ended September 27, 2003.

      Other (Income) Expense, Net. Other (income) expense, net was $(1.4) million and $(3.5) million for the six months ended October 2, 2004 and September 27, 2003, respectively. This reflected $3.2 million and $4.4 million of income related to the 20% equity interest in the company that holds the sublicenses for our men’s, women’s, kids, home and jeans business in Japan for the six months ended October 2, 2004 and September 27, 2003, respectively, net of $2.4 million and $0.9 million of minority interest expense, for the six months ended October 2, 2004 and September 27, 2003, respectively, associated with our Japanese master license, both of which were acquired in 2003. Also included is $0.6 million of dividend income for the six months ended October 2, 2004.

      Net Income. Net income increased to $93.8 million for six months ended October 2, 2004 from $59.1 million for the six months ended September 27, 2003, or 6.4% and 5.0% of net revenues, respectively.

      Net Income Per Share. Diluted net income per share increased due to the increase in Net income, partially offset by an increase in weighted average shares outstanding due to stock option exercises, the issuance of restricted stock units and an increase in stock price.

Liquidity and Capital Resources

      Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected sales increases, expenditures related to retail store expansion, construction and renovation of shop-within-shops, investment in the technological upgrading of our information systems, acquisitions, dividends and other corporate activities. Sources of liquidity to fund ongoing and future cash requirements include cash flows from operations, cash and cash equivalents on hand, our credit facility and other potential sources of borrowings.

      We currently expect that cash flow from operations will continue to be sufficient to fund our current level of operations, capital requirements, cash dividends and our existing stock repurchase plan. However, in the event of a material acquisition, material contingencies or unexpected business developments we may need to draw on our credit facility or other potential sources of borrowing. The cost of borrowing under our credit facility and additional information about the facility is described below.

      As of October 2, 2004, we had $146.0 million in cash and cash equivalents and $280.9 million of debt outstanding compared to $210.6 million in cash and cash equivalents and $264.0 million of debt outstanding at September 27, 2003. This represents an increase in our debt net of cash position of $81.6 million, which was primarily attributable to the following factors: the appreciation of the Euro increased the dollar equivalent of our Euro denominated debt by $16.9 million and the use of cash to acquire certain assets net of certain assumed liabilities of RL Childrenswear Company LLC for approximately $240 million. Our capital expenditures were $84.4 million for the six months ended October 2, 2004, compared to $39.5 million for the six months ended September 27, 2003.

      As of October 2, 2004, we had $280.9 million outstanding in long-term Euro denominated debt, based on the Euro exchange rate at that date. We were also contingently liable for $45.6 million in outstanding letters of credit primarily related to commitments for the purchase of inventory.

      Accounts receivable increased to $428.4 million, or 15.3%, at October 2, 2004 compared to $371.6 million at September 27, 2003, primarily due to $72.3 million and $46.0 million of accounts receivables associated with Lauren and Childrenswear businesses, respectively, and $11.8 million due to favorable impact of foreign currency exchange rate fluctuations on our European businesses accounts receivable, partially offset by decreases in accounts receivable in our other lines. Inventories increased to $444.2 million, or 10.8%, at October 2, 2004 compared to $400.7 million at September 27, 2003, which primarily reflects the addition of inventory for the new Lauren and Childrenswear lines in the amount of $44.4 million and $28.4 million, respectively, and a $10.1 million increase in our European businesses inventory level due to foreign currency exchange rate fluctuations, partially offset by reduced inventory in our mens business due to reductions in off price sales and inventory management efforts, as well as reductions in our domestic retail businesses inventory as a result of inventory management efforts. Accounts payable and accrued expenses and other increased to a total of $407.8 million, or 9.7% at October 2, 2004 compared to $371.8 million at September 27, 2003. This increase is primarily the result of the appreciation of the Euro and the addition of payables associated with the Lauren and children’s wholesale businesses.

      Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $115.4 million during the six-month period ended October 2, 2004, compared to $10.3 million for the six-month period ended September 27, 2003. This $105.1 million increase in cash flow was driven primarily by year-over-year changes in working capital described above and the increase in net income.

      During Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate our business operations. In connection with the implementation of this plan, we had total cash outlays of approximately $3.4 million during the six months ended October 2, 2004. During Fiscal 2001, we implemented the 2001 Operational Plan, and total cash outlays related to this plan were $1.6 million during the six months ended October 2, 2004. We expect that the remaining liabilities under these plans will be paid during Fiscal 2005 subject to applicable contract terms.

      Net Cash Used in Investing Activities. Net cash used in investing activities was $328.5 million for the six months ended October 2, 2004, as compared to $49.5 million for the six months ended September 27, 2003.

For both periods, net cash used reflected capital expenditures related to retail expansion and upgrading our systems and facilities, as well as shop-within-shop expenditures. Our anticipated capital expenditures for all of Fiscal 2005 approximate $143.5 million. For the six months ended October 2, 2004, net cash used also reflected $244 million for the acquisition of certain assets of RL Childrenswear, LLC. The Fiscal 2004 amounts included $1.0 million for the first earn-out payment in connection with the P.R.L. Fashions of Europe SRL acquisition and $9.0 million related to the acquisition of our Japanese businesses.

      Net Cash provided by Financing Activities. Net cash provided by financing activities was $14.8 million for the six months ended October 2, 2004, compared to $95.1 million used in the six months ended September 27, 2003. Cash provided by financing activities during the six months ended October 2, 2004 consists of $26.0 million received from the exercise of stock options, which was partially offset by the payment of $10.1 million of dividends. Cash used in financing activities during the six months ended September 27, 2003, consisted primarily of the net repayment of short-term borrowings of $100.9 million.

      Prior to October 6, 2004, we had a credit facility with a syndicate of banks and consisting of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which was available for direct borrowings and the issuance of letters of credit. It was scheduled to mature on November 18, 2005. As of October 2, 2004, we had no balance outstanding under the facility and were in compliance with all of our financial and non-financial covenants thereunder.

      On October 6, 2004, we, in substance, expanded and extended this bank credit facility by entering into a new Credit Agreement, dated as of that date, with JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, Fleet National Bank, SunTrust Bank and Wachovia Bank National Association, as Syndication Agents, J.P. Morgan Securities Inc., as sole Bookrunner and Sole Lead Arranger, and a syndicate of lending banks that included each of the lending banks under the prior credit agreement (the “New Credit Facility”).

      The New Credit Facility, which is otherwise substantially on the same terms as the prior credit facility, provides for a $450.0 million revolving line of credit, subject to increase to $525.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on October 6, 2009. As of November 1, 2004, we have no direct borrowings outstanding under the New Credit Facility. Direct borrowings under the New Credit Facility bear interest, at our option, at a rate equal to (i) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus one-half of one percent, and (y) the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined in the New Credit Facility) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentage, and a margin based on our then current credit ratings.

      The New Credit Facility requires us to maintain certain covenants:

•	a minimum ratio of consolidated EBITDAR to Consolidated Interest Expense (as such terms are described in the New Credit Facility); and

•	a maximum ratio of Adjusted Debt (as defined in the New Credit Facility) to EBITDAR.

      The credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

•	sell or dispose of assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances or guarantees;

•	engage in transactions with affiliates; and

•	make investments.

      Upon the occurrence of an event of default under the New Credit Facility, the lenders may cease making loans, terminate the New Credit Facility, and declare all amounts outstanding to be immediately due and payable. The New Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenants described above. Additionally, the New Credit Facility provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock.

      At October 2, 2004, we were contingently liable for $45.6 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. We incur a financing charge of ten basis points per month on the average monthly balance of these outstanding letters of credit.

      Fiscal 2005 dividends of $0.05 per outstanding share declared to stockholders of record at the close of business on July 2, 2004 and October 1, 2004 were paid on July 16, 2004 and October 15, 2004, respectively.

      Derivative Instruments. In May 2003, we entered into an interest rate swap that will terminate in November 2006. The interest rate swap is being used to convert €105.2 million, 6.125% fixed rate borrowings into €105.2 million, EURIBOR minus 1.55% variable rate borrowings. On April 6, 2004 and October 4, 2004 the Company executed interest rate swaps to convert the fixed interest rate on a total of €100 million of the Eurobonds to a EURIBOR plus 3.14% variable rate borrowing. After the execution of these swaps, approximately €22 million of the Eurobonds remained at a fixed interest rate. We entered into the interest rate swaps to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swaps have been designated as fair value hedges under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized resulting from changes in the benchmark interest rate, and were immaterial in Fiscal 2004 and for the six months ended October 2, 2004. In addition, we have designated most of the principal of the Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, the changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges to the extent they are considered a hedge of our investment in foreign subsidiaries.

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/ losses, as applicable. At October 2, 2004, we had the following foreign exchange contracts outstanding: (i) to deliver €55.1 million in exchange for $65.0 million through Fiscal 2005 and (ii) to deliver ¥8,248 million in exchange for $71.0 million through Fiscal 2008. At October 2, 2004, the fair value of these contracts resulted in unrealized losses net of tax of $2.6 million and $6.5 million for the Euro forward contracts and Japanese Yen forward contracts, respectively.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

      Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable, net, inventories, net, the valuation of goodwill and intangible assets with indefinite lives, accrued expenses and derivative instruments. In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Revenue Recognition

      Revenue within our wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a quarterly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

      We require that a store be open a full fiscal year before we include it in the computation of same store sales change. Stores which are closed are removed from the current year’s same store sales total as well as the prior year’s comparable sales total. Stores which are relocated or enlarged are also removed from current year and prior year sales totals until they have been open in their new location for a full fiscal year.

Income Taxes

      Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by statutory tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences, tax credits and interest expense applied to temporary difference adjustments. The tax provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable, Net

      In the normal course of business, the Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, net, as shown on the Consolidated Balance Sheets, is net of the following allowances and reserves.

      An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions.

      A reserve for trade discounts is established based on open invoices where trade discounts have been extended to customers and is treated as a reduction of sales.

      Estimated customer end of season allowances are included as a reduction of sales. These provisions are based on seasonal negotiations with the Company’s customers as well as historic deduction trends and an evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

      A reserve for operational chargebacks (deductions by customers relating to individual shipments), net of expected recoveries is included as a reduction of sales. The reserve is based on chargebacks received at the date of the financial statements and historical experience. Our historical estimates of these costs have not differed materially from actual results.

      Costs associated with potential returns of products are included as a reduction of sales. These reserves are based on current information regarding retail performance, historical experience and an evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

Inventories, Net

      Inventories, net are stated at lower of cost (using the first-in-first-out method) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is determined based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

Goodwill and Other Intangibles, Net

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

      For the six months ended October 2, 2004, there were no adjustments to the carrying values of assets resulting from these evaluations.

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

      The Company uses foreign currency forward contracts and options for the specific purpose of hedging the exposure to variability in forecasted cash flow associated primarily with inventory purchases and royalty payments in connection with the Company’s European business. The Company also uses interest rate swaps to hedge the fair value of its Euro denominated bonds against fluctuations due to changes in interest rates.

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

      During the six months ended October 2, 2004, there were significant fluctuations in the Euro to U.S. dollar exchange rate. In May 2003, we entered into an interest rate swap for €105.2 million to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. In April 2004 and October 2004, we entered into additional interest rate swaps of €50 million each for the same purpose as the May 2003 swap. We have exposure to interest rate volatility as a result of these interest rate swaps. A ten percent change in the average rate would have resulted in a $0.5 million change in interest expense during the six months ended October 2, 2004.

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

      Reference is made to the information disclosed under Item 3 — Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ending April 3, 2004. Such information is supplemented by the following:

      In our litigation with Jones Apparel Group, Inc. (including its subsidiaries, “Jones”) with respect to the former Lauren license agreements, the New York State Supreme Court, on August 24, 2004, denied our motion to reconsider its orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgment in our action for declaratory judgment that the Lauren agreements terminated on December 31, 2003 and dismissing our complaint. We filed our motion to appeal the Court’s orders on October 4, 2004. The date for oral argument on our appeal has not been determined.

      On November 1, 2004, the arbitral panel of the International Centre for Dispute Resolution hearing the arbitration between us and the United States Polo Association, United States Polo Association Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) in Sweden rendered a decision, rejecting the relief sought by USPA and holding that the Horseman symbol infringes on our trademark and other rights. The arbitral tribunal awarded us damages in excess of 3,500,000 Swedish kronor, and ordered USPA to discontinue the sale of and destroy all remaining stock of, clothing bearing its Horseman symbol in Sweden.

      On October 29, 2004, we filed a Demand for arbitration against the United States Polo Association and United States Polo Association Properties, Inc. in the United Kingdom under the auspices of the International Centre for Dispute Resolution seeking a judgment that the USPA’s Horseman symbol infringes on our trademark and other rights, as well as injunctive relief. We await the response of the United States Polo Association and United States Polo Properties, Inc.

Item 2.	Changes in Securities and Use of Proceeds.

      The following table sets forth the repurchases of our common stock during the fiscal quarter ended October 2, 2004.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total Number		Shares (or Units)	Shares (or Units)
	of Shares (or		Purchased as Part of	That May Yet be
	Units)	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs

July 4, 2004 to July 31, 2004	21,300 (1)	$32.02	—	(2)
August 1, 2004 to August 28, 2004	—	—	—	—
August 29, 2004 to October 2, 2004	—	—	—	—
Total	21,300 (1)	$32.02	—	—

(1)	Represents shares surrendered to the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long Term Incentive Plan, as amended and restated.

(2)	The Company has a $100 million stock repurchase plan which was first publicly announced in March 1998. The extension of the Plan thru April 1, 2006 was announced on May 26, 2004. Approximately $21 million in shares may yet be repurchased under the Plan.

Item 4.	Submission of Matters to a Vote of Security-holders

      The Annual Meeting of Stockholders of the Company was held on August 12, 2004. The following directors, constituting the entire Board of Directors of the Company, were elected at the Annual Meeting of

Stockholders to serve until the 2005 Annual Meeting and until their respective successors are duly elected and qualified:

Class A Directors:

Arnold H. Aronson
Dr. Joyce F. Brown

Class B Directors:

Ralph Lauren
Roger N. Farah
Frank A. Bennack, Jr.
Joel L. Fleishman
Judith A. McHale
Terry S. Semel
Myron E. Ullman, III

      (a) Each person elected as a director received the number of votes (shares of Class B Common Stock are entitled to ten votes per share) indicated beside his or her name:

	Number of Votes	Number of Votes
	For	Withheld

Class A Directors:
Arnold H. Aronson	51,101,369	2,754,060
Dr. Joyce F. Brown	49,860,565	3,994,864

Class B Directors:
Ralph Lauren	432,800,210	—
Roger N. Farah	432,800,210	—
Frank A. Bennack, Jr.	432,800,210	—
Joel L. Fleishman	432,800,210	—
Judith A. McHale	432,800,210	—
Terry S. Semel	432,800,210	—
Myron E. Ullman, III	432,800,210	—

      452,448,028 votes were cast for, and 21,057,691 votes were cast against, the approval of the amendment and restatement of the Company’s 1997 Long-Term Stock Incentive Plan to increase the maximum number of shares available for award grants under the Plan from 20,000,000 to 26,000,000, extend the term of the Plan until June 30, 2014 and generally update The Plan to conform to prevailing practices. There were 2,688,504 abstentions and 10,461,416 broker non-votes.

      482,392,958 votes were cast for, and 4,249,912 votes were cast against the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending April 2, 2005. There were 12,769 abstentions and no broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits —

10.1	Amendment No. 1, dated July 1, 2004, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah.
10.2	Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 4, 2004.)

10.3	Employment Agreement, dated as of September 4, 2004, between Polo Ralph Lauren Corporation and Jackwyn Nemerov and the related Terms of Employment.
10.4	Credit Agreement, dated as of October 6, 2004, among the Company, as Borrower, The Lenders Party Thereto, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, Fleet National Bank, SunTrust Bank, and Wachovia Bank N.A., as Syndication Agents, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 12, 2004.)
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a).
31.2	Certification of Gerald M. Chaney required by 17 CFR 240 13a-14(a).
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Gerald M. Chaney Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

      (b) Reports on Form 8-K —

      (i) Report on Form 8-K dated August 4, 2004, reporting the release of our results of operations for the quarter ended July 3, 2004 and attaching a copy of the press release reporting such results. The information contained in this Form 8-K, including the accompanying exhibit, was furnished under Item 12, as then in effect, of Form 8-K and shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

      (ii) Report on Form 8-K dated August 12, 2004, reporting the further amendment and restatement of the Corporation’s 1997 Long-Term Stock Incentive Plan as of August 12, 2004 and filing a copy of the plan, as so amended and restated.

      (iii) Report on Form 8-K dated July 2, 2004, reporting the closing of the Company’s acquisition of certain assets and the assumption of certain liabilities of its third party licensee, RL Childrenswear LLC, relating to the licensee’s Polo Ralph Lauren childrenswear business in North America.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLO RALPH LAUREN CORPORATION

By:	/s/ GERALD M. CHANEY

Gerald M. Chaney
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: November 12, 2004