Form 10-Q
period 2005-01-01
POLO RALPH LAUREN CORP
filed 2005-02-10
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2005

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

      At February 7, 2005, 59,398,969 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)
(Unaudited)

	January 1,	April 3,
	2005	2004

ASSETS
Cash and cash equivalents	$362,931	$343,477
Accounts receivable, net of allowances of $97,935 and $107,593	334,347	441,724
Inventories, net	425,071	363,691
Deferred tax assets	36,008	21,565
Prepaid expenses and other	105,767	100,862

Total current assets	1,264,124	1,271,319
Property and equipment, net	467,340	397,328
Deferred tax assets	52,851	61,579
Goodwill	597,987	341,603
Intangibles, net	18,377	17,640
Other assets	189,369	180,772

Total assets	$2,590,048	$2,270,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$154,447	$187,355
Income tax payable	71,663	77,736
Accrued expenses and other	303,149	236,039

Total current liabilities	529,259	501,130
Long-term debt	307,981	277,345
Other non current liabilities	99,601	69,693
Commitments and Contingencies (Note 11):
Stockholders’ equity:
Common stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 63,499,061 and 61,498,183 shares issued	647	620
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Additional paid-in-capital	647,721	563,457
Retained earnings	1,079,467	927,390
Treasury stock, Class A, at cost (4,177,600 and 4,145,800 shares)	(80,027)	(78,975)
Accumulated other comprehensive income	39,559	23,942
Unearned compensation	(34,593)	(14,794)

Total stockholders’ equity	1,653,207	1,422,073

Total liabilities & stockholders’ equity	$2,590,048	$2,270,241

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Net sales	$830,058	$578,131	$2,187,407	$1,627,461
Licensing revenue	57,935	67,234	177,016	203,412

Net revenues	887,993	645,365	2,364,423	1,830,873
Cost of goods sold	449,960	312,363	1,181,535	898,553

Gross profit	438,033	333,002	1,182,888	932,320
Selling, general and administrative expenses	322,981	256,614	921,931	767,453
Restructuring charge	218	15,930	1,846	15,930

Income from operations	114,834	60,458	259,111	148,937
Foreign currency (gains) losses	(400)	3,552	(3,334)	(531)
Interest expense	2,951	2,969	8,165	9,721
Interest income	(955)	(459)	(2,494)	(2,097)

Income before provision for income taxes and other (income) expense, net	113,238	54,396	256,774	141,844
Provision for income taxes	40,199	19,854	91,342	51,773
Other (income) expense, net	(1,803)	(816)	(3,220)	(4,352)

Net income	$74,842	$35,358	$168,652	$94,423

Net income per share — Basic	$0.73	$0.36	$1.67	$0.96

Net income per share — Diluted	$0.72	$0.35	$1.63	$0.94

Weighted average common shares outstanding — Basic	101,896	99,072	101,190	98,718

Weighted average common shares outstanding — Diluted	104,325	101,291	103,566	100,403

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	January 1,	December 27,
	2005	2003

Cash flows from operating activities
Net income	$168,652	$94,423
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes benefit	(1,253)	(6,242)
Depreciation and amortization	73,342	59,104
Stock compensation expense	9,350	2,825
Tax benefit of exercised stock options	12,922	2,055
Provision for losses on accounts receivable	4,242	971
Disposal of property and equipment	3,927	858
Restructuring charge (non cash)	—	15,930
Changes in non-current liabilities	32,149	(16,238)
Foreign currency gains	(3,334)	(145)
Other	(5,013)	(428)
Changes in assets and liabilities (excluding acquisitions):
Accounts receivable	108,561	91,292
Inventories	(21,385)	(47,015)
Prepaid expenses and other	3,576	(21,395)
Other assets	(15,720)	(30,255)
Accounts payable	(36,485)	(18,789)
Income taxes payable	1,827	(834)
Accrued expenses and other	24,626	56,584

Net cash provided by operating activities	359,984	182,701

Cash flows from investing activities
Acquisition, net of cash acquired	(243,834)	(4,519)
Purchases of property and equipment	(124,907)	(69,650)
Equity investments	—	(5,427)
Purchase of other intangibles		(7,500)

Net cash used in investing activities	(368,741)	(87,096)

Cash flows from financing activities
Payment of dividends	(15,137)	(9,877)
Repurchases of common stock	(1,052)	(1,047)
Payment of deferred financing costs	(1,106)	—
Proceeds from exercise of stock options	42,228	18,685
Repayments of short-term bank borrowings	—	(100,943)

Net cash provided by (used in) financing activities	24,933	(93,182)

Effect of exchange rate changes on cash and cash equivalents and net investment in foreign subsidiaries	3,278	(8,326)

Net increase (decrease) in cash and cash equivalents	19,454	(5,903)
Cash and cash equivalents at beginning of period	343,477	343,606

Cash and cash equivalents at end of period	$362,931	$337,703

Supplemental cash flow information
Cash paid for interest	$13,378	$6,546

Cash paid for income taxes	$69,528	$20,840

Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired excluding cash	$275,518	$—
Less: Cash paid	244,120	—
Acquisition obligation	20,000	—

Liabilities assumed	$11,398	$—

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and where otherwise indicated)
(Unaudited)

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

Financial Reporting

      The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for April 3, 2004 is derived from the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended April 3, 2004 (“Fiscal 2004”), which should be read in conjunction with these financial statements. Reference is made to such annual report on Form 10-K for a complete set of financial statements. The results of operations for the three and nine months ended January 1, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending April 2, 2005 (“Fiscal 2005”).

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

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts, allowances and operational chargebacks. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance.

Income Taxes

      Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by statutory tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits. The tax provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable, Net

      In the normal course of business, the Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, net, as shown on the Consolidated Balance Sheets, is net of the following allowances and reserves.

      An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. Expenses of $4.2 million were recorded as an allowance for uncollectible accounts during the first nine months of fiscal 2005. The amounts written off against customer accounts during the first nine months of fiscal 2005 totaled $1.0 million, and the balance in this reserve was $10.4 million as of January 1, 2005.

      A reserve for trade discounts is established based on open invoices where trade discounts have been extended to customers and is treated as a reduction of sales.

      Estimated customer end of season allowances (also referred to as customer markdowns) are included as a reduction of sales. These provisions are based on retail sales performance, seasonal negotiations with the Company’s customers as well as historic deduction trends and an evaluation of current market conditions. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)

      A reserve for operational chargebacks represents various deductions by customers relating to individual shipments. This reserve, net of expected recoveries, is included as a reduction of sales. The reserve is based on chargebacks received as of the date of the financial statements and past experience. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)

      Costs associated with potential returns of products are included as a reduction of sales. These reserves are based on current information regarding retail performance, historical experience and an evaluation of current

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market conditions. The Company’s historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)

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

Goodwill and Other Intangibles, Net

      SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested, at least annually, for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During fiscal 2005, there have been no material impairment losses recorded in connection with the assessment of the carrying value of long-lived and intangible assets.

      The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business.

      During the nine months ended January 1, 2005, the Company recorded a $0.5 million impairment charge related to the fixed assets at one retail location.

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

Stock Options

      We use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, the Company has recognized compensation costs for restricted stock and stock unit grants (see Note 10) and has not recognized compensation cost for fixed stock option grants. The fair value of the

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock and stock unit grants, as determined under the Black-Scholes option pricing model, approximates the actual expense recognized by the Company for these awards using the intrinsic value method. Accordingly, the company has included compensation costs for Restricted Stock and stock units granted, in the pro forma calculation below, as valued by the intrinsic value method. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates of such awards in accordance with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the Three		For the Nine
	Months Ended		Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

	(In thousands, except per share amounts)
Net income as reported	$74,842	$35,358	$168,652	$94,423
Add: stock-based employee compensation expense included in reported net income, net of tax	2,903	785	6,018	1,779
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	6,368	4,634	16,343	13,325

Pro forma net income	$71,377	$31,509	$158,327	$82,877

Net income per share as reported —
Basic	$0.73	$0.36	$1.67	$0.96
Diluted	$0.72	$0.35	$1.63	$0.94
Pro forma net income per share —
Basic	$0.70	$0.32	$1.56	$0.84
Diluted	$0.69	$0.31	$1.54	$0.83

      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2005 and Fiscal 2004, respectively: risk-free interest rates of 3.63% and 2.57%; a dividend of $0.20 per annum; expected volatility of 35.0% and 47.2% and expected lives of 5.2 years for both periods.

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

      On July 2, 2004, we completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $260 million, including deferred payments of $15 million over the next three years, and agreed to assume certain liabilities. Additionally, we have agreed to pay up to an additional $5 million in contingent payments if certain sales targets are attained. During the third quarter, we recorded a $5 million liability representing the contingent purchase payment because we believe it is likely the sales targets will be achieved. This amount was treated as an increase in goodwill. RL Childrenswear Company

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LLC was a Polo Ralph Lauren licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with this acquisition, we recorded preliminary estimates of fair values as follows: inventory of $25.5 million, property & equipment of $6.8 million, intangible assets consisting of non-compete agreements, valued at $2.6 million, other assets of $1.0 million, goodwill of $235.5 million and liabilities of $11.4 million. Transaction costs increased the goodwill recorded to $239.2 million. The Company has not yet finalized the allocation of the purchase price pending its determination of the appropriate value to assign to these assets and other intangible assets.

      The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. As a result, the purchase price allocation is subject to change.

      Operating activities of the Childrenswear Company since the acquisition are included in the results of operations commencing July 2, 2004, for the three and nine months ended January 1, 2005.

      The following unaudited pro forma information assumes the Childrenswear acquisition had occurred on March 30, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred March 30, 2003, nor is it indicative of our future results. The unaudited pro forma information is presented based on the preliminary purchase price allocation. The final purchase price allocation, and the resulting effect on net income may differ significantly from the unaudited pro forma amounts included herein.

      The following pro forma amounts reflect adjustments for purchases made by us from Childrenswear, licensing royalties paid to us by Childrenswear, amortization of the non-compete agreements, lost interest income on the cash used for the purchase and the income tax effect based upon an unaudited pro forma effective tax rate of 35.5% in Fiscal 2005 and Fiscal 2004. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition. The unaudited pro forma amounts exclude material nonrecurring charges of approximately $6.2 million related to the write up to fair value of inventory as part of the preliminary purchase price allocation.

	For the Three
	Months	Ended	For the Nine
			Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

	Actual
Net revenue	$887,993	$687,703	$2,418,176	$1,979,393
Net income	74,842	37,564	174,253	105,468
Net income per share — Basic	$0.73	$0.38	$1.72	$1.07
Net income per share — Diluted	$0.72	$0.37	$1.68	$1.05

      In November 2003, we acquired a license for the use of trademarks for $7.5 million. This license was accounted for as a finite lived intangible asset and is being amortized over 10 years.

      In February 2003, we acquired a 50% controlling interest in the Japanese master licensee for our men’s, women’s, kids, home and jeans business in Japan for approximately $24.1 million. In connection with this acquisition, we recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at the time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During Fiscal 2004, we incurred an additional $3.5 million of transaction costs, which have been included in goodwill, and finalized our accounting for the acquisition, which resulted our recording an additional $0.5 million of goodwill.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All of the revenues and expenses for the Japanese master licensee are included in the Company’s consolidated statements of operations because management has concluded that certain rights granted to us in the stockholders agreement give us perpetual legal control over our Japanese master licensee. For the three and nine months ended January 1, 2005, we have recorded minority interest expense of $0.8 million and $3.2 million, respectively, to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. These amounts are included in Other (income) expense, net in the Consolidated Statements of Operations.

      Also, in February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For the three and nine months ended January 1, 2005, we recorded $2.6 million and $5.8, respectively, of equity investment income related to this investment. These amounts are included in Other (income) expense, net in the Consolidated Statements of Operations.

      Results for our Japanese interests are reported on a one-month lag.

      On October 31, 2001, we completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L. During Fiscal 2005 and Fiscal 2004, additional payments were made on the earn-out payment calculations, resulting in increases in goodwill of approximately $1.3 million and $1.0 million, respectively.

3.	Inventories

      Inventories are valued at the lower of cost, using the FIFO method, or market and are summarized as follows:

	January 1,	April 3,
	2005	2004

Raw materials	$5,530	$5,516
Work-in-process	7,215	4,669
Finished goods	412,326	353,506

	$425,071	$363,691

4.	Goodwill and Other Intangible Assets

      As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed our annual impairment test as of the first day of the second quarter of Fiscal 2005. No impairment was recognized as a result of this test. The carrying value of goodwill as of January 1, 2005 and April 3, 2004 by operating segment is as follows (dollars in millions):

	Wholesale	Retail	Licensing	Total

Balance at April 3, 2004	$151.1	$74.0	$116.5	$341.6
Purchases	240.6	—	—	240.6
Effect of foreign exchange and other adjustments	13.4	2.4	—	15.8

Balance at January 1, 2005	$405.1	$76.4	$116.5	$598.0

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying value of indefinite life intangible assets as of January 1, 2005 was $1.5 million and relates to an owned trademark. Finite life intangible assets as of January 1, 2005 and April 3, 2004, subject to amortization, are comprised of the following:

	January 1, 2005			April 3, 2004

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.		Estimated
	Amount	Amort.	Net	Amount	Amort.	Net	Lives

Licensed trademarks	$17,400	$(2,690)	$14,710	$17,400	$(1,260)	$16,140	10 years
Non-compete agreements	2,600	(433)	2,167	—	—	—	3 years

      Intangible amortization expense was $0.7 million and $1.9 for the three and nine months ended January 1, 2005, respectively. The estimated intangible amortization expense for each of the following five years is expected to be approximately $2.6 million per year for the next two years, $2.4 million for the third year and $1.7 million in the fourth and fifth year.

5.	Restructuring

(a)	2003 Restructuring Plan

      During the third quarter of Fiscal 2003, we completed a strategic review of our European business and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, the Company recorded a restructuring charge of $7.9 million during Fiscal 2004 and $14.4 million during Fiscal 2003 for severance and contract termination costs. The $7.9 million represents the additional liability for employees notified of their termination and properties we ceased using during Fiscal 2004. An additional $1.8 million charge was recorded during the nine months ended January 1, 2005 representing severance costs and other termination benefits for additional employees released during the period. The components of the charge and the activity for the nine months ended January 1, 2005 were as follows:

		Lease and Other
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at April 3, 2004	$3,316	$1,859	$5,175
Fiscal 2005 provision	1,846	—	1,846
Fiscal 2005 spending	(4,849)	(642)	(5,491)

Balance at January 1, 2005	$313	$1,217	$1,530

      Total severance and termination benefits as a result of this restructuring related to approximately 160 employees. Total cash outlays related to this plan of approximately $22.6 million, since inception, have been paid through January  1, 2005. It is expected that this plan will be completed, and the remaining liabilities will be paid in accordance with contract terms.

(b)	2001 Operational Plan

      In connection with the implementation of our fiscal 2001 Operational Plan, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of Fiscal 2001. This charge was subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of Fiscal 2001 and a $16.0 million increase in the fourth quarter of Fiscal 2002 for lease termination costs associated with the closure of certain retail stores. During Fiscal 2004, a $10.4 million increase was recorded due to market factors that were less

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

favorable than originally estimated. The major component of the charge remaining and the activity for the nine months ended January 1, 2005 was as follows:

Lease and
Contract
Termination
Costs

Balance at April 3, 2004	$6,360
Fiscal 2005 spending	(1,994)

Balance at January 1, 2005	$4,366

      Total cash outlays related to the 2001 Operational Plan are expected to be approximately $51.2 million, $46.8 million of which have been paid through January 1, 2005. We completed the implementation of the 2001 Operational Plan in Fiscal 2002 and expect to settle the remaining liabilities in accordance with contract terms.

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

      The credit facility, which is otherwise substantially on the same terms as the prior credit facility, provides for a $450.0 million revolving line of credit, subject to increase to $525.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on October 6, 2009. As of January 1, 2005, we had no direct borrowings outstanding under the credit facility and, we were contingently liable for $34.9 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. We incur a financing charge of ten basis points per month on the average monthly balance of these outstanding letters of credit. Direct borrowings under the New Credit Facility bear interest, at our option, at a rate equal to (i) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus one-half of one percent, and (y) the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined in the New Credit Facility) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentage, and a margin based on our then current credit ratings.

      The credit facility requires us to maintain certain covenants:

•	a minimum ratio of consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“EBITDAR”) to Consolidated Interest Expense (as such terms are described in the New Credit Facility); and

•	a maximum ratio of Adjusted Debt (as defined in the credit facility) to EBITDAR.

      The credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	sell or dispose of assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances or guarantees;

•	engage in transactions with affiliates; and

•	make investments.

      Upon the occurrence of an event of default under the credit facility, the lenders may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and payable. The credit facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenants described above. Additionally, the credit facility provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock.

7.	Financial Instruments

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. Hedge ineffectiveness would be measured as the difference between gains and losses generated by the transactions hedged by these forward contracts and gains and losses attributable to the forward contracts. Gains and losses attributable to hedge ineffectiveness are recognized immediately in the Company’s results of operations and were immaterial for the three and nine months ended January 1, 2005 and December 27, 2003. At January 1, 2005, we had the following foreign exchange contracts outstanding: (i) to deliver €116.3 million in exchange for $151.3 million through Fiscal 2006 and (ii) to deliver ¥8,248 million in exchange for $71.0 million through Fiscal 2008. At January 1, 2005, the fair value of these contracts resulted in unrealized losses net of tax of $4.5 million and $10.2 million for the Euro forward contracts and Japanese Yen forward contracts, respectively.

      In May 2003, we entered into an interest rate swap that terminates in November 2006. The interest rate swap is being used to convert €105.2 million, 6.125% fixed rate borrowings into €105.2 million, EURIBOR minus 1.55% variable rate borrowings. On April 6, 2004 and October 4, 2004, the Company executed interest rate swaps to convert the fixed interest rate on total of an additional €100 million of the Eurobonds to a EURIBOR plus 3.14% variable rate borrowing. After the execution of these swaps, approximately €22 million of the Eurobonds remained at a fixed interest rate. We entered into the interest rate swaps to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swaps have been designated as fair value hedges under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized resulting from changes in the benchmark interest rate, and were immaterial in Fiscal 2004 and the first nine months of Fiscal 2005. In addition, we have designated the principal of our Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges. For the three and nine months ended January 1, 2005 other comprehensive income included unrealized losses of $16.9 million and $20.9 million respectively, related to €227.3 million of foreign investment hedged. For the three and nine months ended December 27, 2003 Other Comprehensive Income included unrealized losses of $13.8 million and $23.0 million respectively, related to €227.3 million of foreign investment hedged.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income

      For the three and nine months ended January 1, 2005 and December 27, 2003, comprehensive income was as follows:

	Three Months Ended		Nine Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Net income	$74,842	$35,358	$168,652	$94,423
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	35,965	5,435	39,562	21,402
Unrealized losses on cash flow and foreign currency hedges, net	(22,985)	(24,610)	(23,946)	(41,170)

Comprehensive income	$87,822	$16,183	$184,268	$74,655

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, was a charge of $2.2 million and a benefit of $11.9 million in the three months ended January 1,2005, respectively. The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges was a charge of $0.2 million and a benefit of $9.3 million for the three months ended December 27, 2003, respectively.

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, was a charge of $3.1 million and a benefit of $14.0 million in the nine months ended January 1, 2005, respectively. The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, was a benefit of $2.7 million and a benefit of $16.3 million for the nine months ended December 27, 2003 respectively.

      The Company has several hedges in place at the January 1, 2005 primarily relating to inventory purchases, royalty payments and net investment in foreign subsidiaries. All of the hedges are considered highly effective and as a result the changes in the fair market value of each hedge are recorded in unrealized gains and losses on hedging derivatives, a component of accumulated other comprehensive income, until the hedged transaction is realized in results of operations. The following table details the changes in the unrealized losses on hedging derivatives for the nine months ended January 1, 2005.

      Unrealized losses on hedging derivatives are comprised of the following (dollars in millions):

	Unrealized Losses	Changes in Fair	Unrealized Losses	Unrealized Losses
	on Hedging	Value During the	on Hedges	on Hedging
	Derivatives as of	Nine-Months Ended	Reclassified into	Derivatives as of
	April 3, 2004	January 1, 2005	Earnings	January 1, 2005

Derivatives designated as hedges of:
Inventory purchases	$(6.9)	$(9.0)	$9.0	$(6.9)
Intercompany royalty payments	(10.7)	(6.5)	—	(17.2)
Net investment in foreign subsidiaries	(60.2)	(32.8)	—	(93.0)

Before-tax totals	$(77.8)	$(48.3)	$9.0	$(117.1)

After-tax totals	$(50.7)	$(32.2)	$8.3	$(74.6)

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share

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

	Three Months Ended		Nine Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Basic	101,896	99,072	101,190	98,718
Dilutive effect of stock options, restricted stock and restricted stock units	2,429	2,219	2,376	1,685

Diluted shares	104,325	101,291	103,566	100,403

      Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted earnings per share. For the three months ended January 1, 2005 and December 27, 2003 there were no anti-dilutive options or restricted stock grants and less than 20,000 anti-dilutive options and stock grants excluded from the diluted share calculation respectively. For the nine months ended January  1, 2005 and December 27, 2003 anti-dilutive options of zero shares and 0.9 million shares were excluded from the diluted share calculation.

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

      On October 1, 2004, the Company issued 75,000 restricted shares of Class A Common Stock and options to purchase 200,000 shares of Class A Common Stock pursuant to an employment agreement. The restricted stock will vest in equal installments on the first five anniversaries of the grant dates. An additional 75,000

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options to purchase 75,000 shares of Class A Common Stock were granted under our Stock Incentive Plan to new hires during the first nine months of Fiscal 2005.

      Total stock compensation expense, for the three and nine months ended January 1, 2005 was $4.5 million and $9.4 million, respectively, compared to $1.2 million and $2.8 million for the three and nine months ended December 27, 2003.

      During the nine months ended January 1, 2005 and December 27, 2003, the Company realized a tax benefit due to the exercise of stock options of $12.9 million and $2.1 million, respectively.

11.	Commitments & Contingencies

Declaration of Dividend

      On May 20, 2003 the Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren common stock. The third quarter Fiscal 2005 dividend of $0.05 per share was declared on December 20, 2004, payable to shareholders of record at the close of business on December 31, 2004, and was paid on January 14, 2005. Approximately $15.2 million was recorded as a reduction to retained earnings during the nine months ended January 1, 2005 in connection with this dividend.

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

      On July 23, 2003, Jones filed a motion for summary judgment in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgment in our action for declaratory judgment that the Lauren agreements terminated on December 31, 2003 and dismissing our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On April 16, 2004, we moved the court to reconsider its orders, and a hearing on our motion was held on May 19, 2004. The Court denied our motions

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on August 24, 2004, and we filed our appeal of the Court’s orders on October 4, 2004. We currently anticipate that oral argument will be heard in March 2005. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition. However, we intend to continue to defend the case vigorously and believe our position is correct on the merits.

      On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against us and our Polo Retail, LLC subsidiary in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. The Court ordered the parties to conduct limited discovery to that end. Discovery has been stayed pending the outcome of voluntary mediation between the parties, which commenced on May 12, 2004. The parties are currently engaged in settlement discussions and we have established a reserve for our estimate of the cost of a settlement, which is not material to the Company.

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

      On December 5, 2003, United Stated Polo Association, USPA Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) filed a Demand for Arbitration against the Company in Sweden under the auspices of the International Centre for Dispute Resolution seeking a declaratory judgment that USPA’s so-called Horseman symbol does not infringe on Polo Ralph Lauren’s trademark and other rights. No claim for damages was stated. On February 19, 2004, we answered the Demand for Arbitration, contesting the arbitrability of USPA’s claim for declaratory relief. We also asserted our own counterclaim, seeking a judgment that the USPA’s Horseman symbol infringes on our trademark and other rights. We also sought injunctive relief and damages in an unspecified amount. On March 5, 2004, USPA answered our counter-

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claim, denying the allegations set forth therein. On November 1, 2004, after conducting several hearings, the arbitral tribunal rendered a decision rejecting the relief sought by USPA and holding that USPA’s Horseman symbol infringes on our trademark and other rights. The arbitral tribunal awarded us damages in excess of 3,500,000 Swedish Krona, and ordered USPA to discontinue the sale of, and destroy all remaining stock of, clothing bearing its Horseman symbol in Sweden.

      On October 29, 2004, we filed a Demand for Arbitration against the United States Polo Association and United States Polo Association Properties, Inc with the International Centre for Dispute Resolution in the United Kingdom seeking a judgment that the USPA’s Horseman symbol infringes on our trademark and other rights, as well as injunctive relief. Subsequently, the Unites States and the United States Polo Association Properties, Inc. agreed not to distribute products bearing the Horseman symbol in the United Kingdom or any other member nation of the European community. Consequently, we withdrew our arbitration demand on December 7, 2004.

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

      The Company operates in three business segments: wholesale, retail and licensing. Our reportable segments are individual business units that either offer different products and services or are managed separately since each segment requires different strategic initiatives, promotional campaigns, and marketing based upon its own individual positioning in the market. Additionally, these segments reflect the reporting basis used internally by senior management to evaluate performance and the allocation of resources. Corporate overhead expenses are allocated to each segment based on each segment’s usage of corporate resources.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our net revenues and income from operations for the three and nine months ended January 1, 2005 and December 27, 2003 for each segment were as follows:

	Three Months Ended		Nine Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Net revenues:
Wholesale	$427,445	$219,147	$1,169,032	$716,877
Retail	402,613	358,984	1,018,375	910,584
Licensing	57,935	67,234	177,016	203,412

	$887,993	$645,365	$2,364,423	$1,830,873

Income (loss) from operations:
Wholesale	$47,653	$(3,330)	$110,566	$(8,921)
Retail	49,459	45,411	101,005	77,731
Licensing	17,940	34,307	49,386	96,057

	115,052	76,388	260,957	$164,867
Less: unallocated restructuring charge	218	15,930	1,846	15,930

	$114,834	$60,458	$259,111	$148,937

      Our net revenues for the three and nine months ended January 1, 2005 and December 27, 2003, by geographic location of the reporting subsidiaries, were as follows:

	Three Months Ended		Nine Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Net revenues:
United States and Canada	$726,680	$527,612	$1,891,392	$1,444,588
Europe	118,430	94,051	385,176	311,088
Other Regions	42,883	23,702	87,855	75,197

	$887,993	$645,365	$2,364,423	$1,830,873

14.	New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of FASB Statement No. 123. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for awards granted, modified or settled in interim periods or fiscal years beginning after June 15, 2005. The Company currently accounts for stock options under APB No. 25. The pro forma impact of expensing options, valued using the Black Scholes valuation model, is disclosed in Note 1 of Notes to Consolidated Financial Statements. The Company is currently researching the appropriate valuation model to use for stock options, therefore the pro forma expense disclosure in Note 1 could vary from the actual expense recorded when the Company adopts SFAS 123R.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2004, the FASB issued FSP FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, to employers that sponsor post-retirement health care plans that provide prescription drug benefits. The Company does not sponsor a post-retirement healthcare plan. Consequently this pronouncement has no impact on the Company’s financial position or results of operations.

POLO RALPH LAUREN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis is a summary and should be read together with our Consolidated Financial Statements and related notes thereto included in this 10-Q. We utilize a 52-53 week Fiscal year ending on the Saturday nearest March 31. Fiscal 2005 will end on April 2, 2005 (“Fiscal 2005”) and reflects a 52 week period. Fiscal 2004 ended April 3, 2004 (“Fiscal 2004”) and reflects a 53 week period.

      Certain statements in this Form 10-Q and in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations about our future operations, results or financial condition and are generally indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with a general economic downturn and other events leading to a reduction in discretionary consumer spending; risks associated with implementing our plans to enhance our worldwide luxury retail business, inventory management program and operating efficiency initiatives; risks associated with our start-up of the Lauren Line; risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in global economic or political conditions; risks associated with our dependence on sales to a limited number of large department store customers, including risks related to extending credit; risks associated with our dependence on our licensing partners for a substantial portion of our net income and a lack of operational and financial control over licensed businesses; risks associated with financial distress of licensees, including the impact on our net income and business of one or more licensees’ reorganization; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which we operate, including our ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing and our ability to remain competitive in the areas of quality and price; uncertainties relating to our ability to implement our growth strategies or successfully integrate acquired businesses; risks associated with our entry into new markets, either through internal development activities or through acquisitions; risks associated with change in import restrictions and the possible adverse impact of our unaffiliated manufacturers’ inability to manufacture products in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations or sourcing (including foreign currency fluctuations); risks related to current or future litigation or our ability to establish and protect our trademarks and other proprietary rights; risks related to fluctuations in foreign currency affecting our foreign subsidiaries’ and foreign licensees’ results of operations, the relative prices at which we and our foreign competitors sell products in the same market and our operating and manufacturing costs outside of the United States; and risks associated with our control by Lauren family members, the anti-takeover effect of our two classes of common stock and the potential impact of stock repurchases. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

      We operate in three business segments: wholesale, retail and licensing.

      Wholesale consists of women’s, men’s and children’s apparel that we design and market worldwide. In our wholesale operations, we offer multiple lines that are directed by teams comprising design, merchandising, sales and production staff who work together to conceive, develop and merchandise product groupings organized to convey a variety of design concepts. This segment includes the core Polo Ralph Lauren brand as well as Lauren by Ralph Lauren, Blue Label, Polo Golf, RLX Polo Sport, Women’s Ralph Lauren Collection and Black Label, and Men’s Purple Label Collection.

      Retail consists of our worldwide Ralph Lauren retail operations, which sell through full-price and outlet stores, and our Club Monaco full-price and outlet stores.

      Licensing consists of product and international licensing alliances, each of which pays us royalties based upon sales of licensed products, subject to minimum royalty payments. We work closely with our licensing partners to ensure that products are developed, marketed and distributed in a manner consistent with the distinctive perspective and lifestyle associated with our brand.

      Our wholesale segment showed significant improvements in sales, gross margin rates and operating income during the three and nine month periods ended January 1, 2005 as compared to the corresponding periods of the prior fiscal year. These improvements were largely due to the addition of the Lauren and Childrenswear lines. These additional sales were partially offset by planned sales reductions in our men’s business for the nine months period as we continue to reposition the brand in appropriate stores.

      Our retail segment continued to perform well during the three and nine months ended January 1, 2005, driven by increased net sales and improved gross profit as a percentage of net sales. Retail net sales increased primarily due to positive comparable store sales in both full-price and outlet stores and, to a lesser extent, the impact of the appreciation of the Euro relative to the U.S. dollar. The increasing gross profit rate reflects a continued focus on inventory management, sourcing efficiencies, and higher realized sales dollars resulting from a combination of improved product mix, advertising and targeted marketing.

      Our licensing segment’s net revenues and operating income decreased compared to the prior year’s comparable period primarily as a result of the loss of royalties associated with the Lauren line as well as the recently acquired Childrenswear line, partially offset by increases in International licensing income.

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

Recent Developments

      On July 2, 2004, we completed the acquisition of certain assets of RL Childrenswear Company LLC. See “Recent Acquisitions.”

      As a result of the failure of Jones Apparel Group, Inc. (including its subsidiaries, “Jones”) to meet the minimum sales volumes for the year ended December 31, 2002 under the license agreements for the sale of products under the “Ralph” trademark between us and Jones dated May 11, 1998, these license agreements terminated as of December 31, 2003. We had advised Jones that the termination of these licenses would automatically result in the termination on that date of the licenses between us and Jones with respect to the “Lauren” trademark pursuant to the Cross Default and Term Extension Agreement between us and Jones dated May 11, 1998. The Lauren license agreements would otherwise have expired on December 31, 2006.

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

      On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgment in the action filed by us, and on August 12, 2003, we filed a cross-motion for summary judgment. Oral argument on the motions was heard on September 30, 2003. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgment in our action for declaratory judgment the Lauren agreement terminated on December 31, 2003 and dismissing our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On April 16, 2004, the Company moved the court to reconsider its orders, and a hearing on our motion was held on May 19, 2004. The Court denied our motions on August 24, 2004, and we filed our appeal on October 4, 2004. We currently anticipate that oral argument on our appeal will be heard in March 2005. If Jones’ lawsuit were to be determined adversely to us, it could have a material adverse effect on our results of operations and financial condition. However, we intend to continue to defend the case vigorously and believe that our position is correct on the merits.

      We recently expanded and extended our revolving credit facility. See “Liquidity and Capital Resources” below for further information.

Recent Acquisitions

      On July 2, 2004, we completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $260 million including deferred payments of $15 million over the next three years, and agreed to assume certain liabilities. Additionally, we agreed to pay up to an additional $5 million in contingent payments if certain sales targets are attained. During the third quarter, we recorded a $5 million liability for this contingent purchase payment because we believe it is likely the sales targets will be achieved. This amount was treated as an increase in goodwill. RL Childrenswear Company, LLC was a Polo Ralph Lauren licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with this acquisition, we recorded preliminary estimates of fair values as follows: inventory of $25.5 million, property & equipment of $6.8 million, intangible assets, consisting of non-compete agreements, valued at $2.6 million, other assets of $1.0 million, goodwill of $235.5 million and liabilities of $11.4 million. Transaction costs increased the goodwill recorded to $239.2 million.

      The results of operations for the Childrenswear line for the period July 2, 2004 to January 1, 2005 are included in the consolidated results of operations commencing July 2, 2004, for the three and nine months ended January 1, 2005.

      The following unaudited pro forma information assumes the Childrenswear acquisition had occurred on March 30, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred March 30, 2003, nor is it indicative of the Company’s future results. The unaudited pro forma information is presented based on the preliminary purchase price allocation. The final purchase price allocation and the resulting effect on net income may differ significantly from the unaudited pro forma amounts included herein (dollars in thousands, except per share amounts).

      The following pro forma amounts reflect adjustments for purchases made by the Company from Childrenswear, licensing royalties paid to the Company by Childrenswear, amortization of the non-compete agreements, lost interest income on the cash used for the purchase and the income tax effect based upon unaudited pro forma effective tax rate of 35.5% in Fiscal 2005 and Fiscal 2004. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition. The unaudited pro forma amounts exclude material non recurring charges of approximately $6.2 million related to the write up to fair value of inventory as part of the preliminary purchase price allocation.

	For the Three Months Ended		For the Nine Months Ended

	January 1, 2005	December 27, 2003	January 1, 2005	December 27, 2003

	(unaudited)			(unaudited)
	Actual	(unaudited)	(unaudited)
Net revenue	$887,993	$687,703	$2,418,176	$1,979,393
Net income	74,842	37,564	174,253	105,468
Net income per share — Basic	$0.73	$0.38	$1.72	$1.07
Net income per share — Diluted	$0.72	$0.37	$1.68	$1.05

      In February 2003, we acquired a 50% controlling interest in the Japanese master licensee for our men’s, women’s, kids, home and jeans business in Japan for approximately $24.1 million. In connection with this acquisition, we recorded tangible assets of $11.0 million, an intangible license valued at $9.9 million and liabilities assumed of $8.5 million based on estimated fair values as determined by management utilizing information available at the time. At March 29, 2003, goodwill of $13.0 million was recognized for the excess of the purchase price plus transaction costs of $1.3 million over the preliminary estimate of fair market value of the net assets acquired. During Fiscal 2004, we incurred an additional $3.5 million of transaction costs, which have been included in goodwill, and finalized our accounting for the acquisition, which resulted in our recording an additional $0.5 million of goodwill.

      All of the revenues and expenses for the Japanese master licensee are included in the Company’s consolidated statements of operations because we have concluded that certain rights granted to us in the stockholders agreement give us perpetual legal control over the master licensee. For the three and nine months ended January 1, 2005, we have recorded minority interest expense of $0.8 million and $3.2 million, respectively, to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. These amounts are included in Other (income) expense, net in the Consolidated Statements of Operations.

      Also, in February 2003, we acquired an 18% equity interest in the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For the three and nine months ended January 1, 2005, we recorded $2.6 million and $5.8 million, respectively, of equity investment income related to this investment. These amounts are included in Other (income) expense, net in the Consolidated Statements of Operations.

Results of Operations

Three Months Ended January 1, 2005 Compared to Three Months Ended December 27, 2003

      The following table sets forth results in millions of dollars and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended January 1, 2005 and December 27, 2003:

	Three Months Ended		Three Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Net sales	$830.1	$578.1	93.5%	89.6%
Licensing revenue	57.9	67.2	6.5	10.4

Net revenues	888.0	645.3	100.0	100.0

Gross profit	438.0	333.0	49.3	51.6
Selling, general and administrative expenses	323.0	256.6	36.4	39.8
Restructuring charge	0.2	15.9	—	2.4

Income from operations	114.8	60.5	12.9	9.4
Foreign currency (gains) losses	(0.4)	3.6	—	0.6
Interest expense	3.0	3.0	0.3	0.5
Interest income	(1.0)	(0.5)	(0.1)	(0.1)

Income before provision for income taxes and other (income) expense, net	113.2	54.4	12.7	8.4
Provision for income taxes	40.2	19.8	4.5	3.0
Other (income) expense, net	(1.8)	(0.8)	(0.2)	(0.1)

Net income	$74.8	$35.4	8.4%	5.5%

      Net revenues. Net revenues for the third quarter of Fiscal 2005 were $888.0 million, an increase of $242.6 million over net revenues for the third quarter of Fiscal 2004. Net revenues by business segments were as follows (dollars in thousands):

	Three Months Ended

	January 1,	December 27,	Increase/
	2005	2003	(Decrease)	% Change

Net revenues:
Wholesale	$427,445	$219,147	$208,298	95.0
Retail	402,613	358,984	43,629	12.2
Licensing	57,935	67,234	(9,299)	(13.8)

	$887,993	$645,365	$242,628	37.6

      Wholesale Net Sales increased by $208.3 million, or 95.0%, primarily due to the following:

•	the incremental increase in sales from the newly implemented Lauren line of $83.5 million during the three months ended January 1, 2005;

•	the inclusion of sales from the newly acquired Childrenswear line of $69.4 million during the three months ended January 1, 2005 (acquired July 2, 2004);

•	$5.7 million from the favorable impact of Euro currency fluctuations;

•	sales in our core wholesale business were up due to the timing of spring shipments.

      Retail Net Sales increased by $43.6 million, or 12.2%, primarily as a result of:

•	a 4.4% and 7.2% increase, respectively, in comparable store sales for full price and outlet stores. Excluding the effect of foreign currency exchange rate fluctuations, comparable store sales increased 3.0% for full price and 5.2% for outlet stores, respectively;

•	the stronger Euro, which accounted for approximately $4.9 million of the increase in net sales; and

•	new store openings, net of store closings.

      Licensing Revenue decreased by $9.3 million, or 13.8%, primarily due to the following:

•	loss of $6.2 million of royalties from Lauren licenses, which terminated as of the end of the third quarter of Fiscal 2004;

•	loss of $4.5 million of royalties from Childrenswear licenses, which terminated as of the end of the first quarter of Fiscal 2005;

•	partially offset by growth in our international and home licensing businesses.

      Gross Profit. Gross profit increased $105.0 million, or 31.5%, for the three months ended January 1, 2005 over the three months ended December 27, 2003. This increase reflected higher sales and improved merchandise margins generally across our wholesale and retail businesses.

      Gross profit as a percentage of net revenues decreased from 51.6% last year to 49.3%. The reduced gross profit rate reflects the loss of licensing revenue from the Lauren and Childrenswear businesses which was partially offset by gross profit percentage rate improvements in the wholesale and retail businesses. The gross profit rate improvement in both wholesale and retail reflects a continued focus on inventory management and sourcing efficiencies. Although our inventory balance is higher at January 1, 2005 compared to the same period last year, this increase primarily reflects inventories related to the Lauren wholesale business and our recently acquired Childrenswear business lines and the appreciation of the Euro.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $66.4 million, or 25.9%, to $323.0 million for the three months ended January 1, 2005 from $256.6 million for the three months ended December 27, 2003. SG&A as a percentage of net revenues decreased to 36.4% from 39.8%. The increase in SG&A was driven by:

•	higher selling salaries and related costs of $13.3 million in connection with the increase in retail sales;

•	incremental expenses of $5.6 million associated with the Lauren wholesale line, exclusive of additional corporate and overhead expenses incurred;

•	expenses of $13.2 million attributable to the recently acquired Childrenswear line;

•	approximately $5.8 million of the increase in the quarter was due to the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the Euro;

•	the remainder of the increase in SG&A results from a number of factors, including higher distribution costs as a result of volume increases.

      Restructuring Charge. During the quarter, the Company recorded a $0.2 million restructuring charge associated with our European operations. This charge was primarily attributable to severance and other benefits associated with employees released during the quarter.

      Income (Loss) from Operations. Income from operations increased $54.4 million, or 89.9%, for the three months ended January 1, 2005 over the three months ended December 27, 2003. Income from operations for our three business segments is provided below (dollars in thousands):

	Three Months Ended

	January 1,	December 27,	Increase/
	2005	2003	(Decrease)	% Change

Income (loss) from operations:
Wholesale	$47,653	$(3,330)	$50,983	1,531.0%
Retail	49,459	45,411	4,048	8.9%
Licensing	17,940	34,307	(16,367)	(47.7)%

	115,052	76,388	38,664	50.6%
Less: unallocated restructuring charge	218	15,930	15,712	98.6%

	$114,834	$60,458	$54,376	89.9%

•	The increase in the wholesale operating results was primarily the result of the inclusion of sales generated by the Lauren and Childrenswear lines and improvements in the gross margin rate.

•	The increase in retail operating results was driven by increased net sales and improved gross margin rate, partially offset by the higher selling salaries and related costs incurred in connection with the increase in retail sales.

•	The decrease in licensing operating results was primarily due to the loss of royalties from the Lauren and Childrenswear licenses.

      Foreign Currency (Gains) Losses. The effect of foreign currency exchange rate fluctuations resulted in a gain of $0.4 million for the three months ended January 1, 2005, compared to a $3.6 million loss for the three months ended December 27, 2003.

      Interest Expense. Interest expense was $3.0 million for the three months ended January 1, 2005 and for the three months ended December 27, 2003.

      Interest Income. Interest income increased to $1.0 million from $0.5 million for the three months ended January 1, 2005 and December 27, 2003. The increase was the result of higher interest rates on our investments.

      Provision for Income Taxes. The effective tax rate was 35.5% for the three months ended January 1, 2005 compared to 36.5% for the three months ended December 27, 2003.

      Other (Income) Expense, Net. Other (income) expense, net was $(1.8) million for the three months ended January 1, 2005 compared to $(0.8) million for the three months ended December 27, 2003. This reflects $2.6 million and $1.0 million of income related to the 20% equity interest in the company that holds the sublicenses for the our men’s, women’s, kids, home and jeans business in Japan for three months ended January 1, 2005 and December 27, 2003, respectively, net of $0.8 million and $0.2 million of minority interest expense for three months ended January 1, 2005 and December 27, 2003, respectively, associated with our Japanese master license, both of which were acquired in 2003.

      Net Income. Net income increased to $74.8 million for three months ended January 1, 2005 from $35.4 million for the three months ended December 27, 2003, or 8.4% and 5.5% of net revenues, respectively.

      Net Income Per Share. Diluted net income per share increased due to the increase in Net income, partially offset by an increase in weighted average shares outstanding due to stock option exercises, the issuance of restricted stock units and an increase in stock price.

Results of Operations

Nine Months Ended January 1, 2005 Compared to Nine Months Ended December 27, 2003

      The following table sets forth results in millions of dollars and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the nine months ended January 1, 2005 and December  27, 2003:

	Nine Months Ended		Nine Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Net sales	$2,187.4	$1,627.5	92.5%	88.9%
Licensing revenue	177.0	203.4	7.5	11.1

Net revenues	2,364.4	1,830.9	100.0	100.0

Gross profit	1,182.9	932.3	50.0	50.9
Selling, general and administrative expenses	921.9	767.5	38.9	41.9
Restructuring charge	1.8	15.9	0.1	0.9

Income from operations	259.2	148.9	11.0	8.1
Foreign currency (gains) losses	(3.3)	(0.5)	(0.1)	—
Interest expense, net	8.2	9.7	0.3	0.5
Interest income	(2.5)	(2.1)	(0.1)	(0.1)

Income before provision for income taxes and other (income) expense, net	256.8	141.8	10.9	7.7
Provision for income taxes	91.3	51.8	3.9	2.8
Other (income) expense, net	(3.2)	(4.4)	(0.1)	(0.2)

Net income	$168.7	$94.4	7.1%	5.1%

      Net revenues. Net revenues for the nine months ended January 1, 2005, were $2.4 billion, an increase of $533.6 million over net revenues for the nine months ended December 27, 2003. Net revenues by business segments were as follows (dollars in thousands):

	Nine Months Ended

	January 1,	December 27,	Increase/
	2005	2003	(Decrease)	% Change

Net revenues:
Wholesale	$1,169,032	$716,877	$452,155	63.1
Retail	1,018,375	910,584	107,791	11.8
Licensing	177,016	203,412	(26,396)	(13.0)

	$2,364,423	$1,830,873	$533,550	29.1

      Wholesale Net Sales increased by $452.2 million, or 63.1%, primarily due to the following:

•	the increase in sales from the newly implemented Lauren line of $278.7 million during the nine months ended January 1, 2005;

•	the inclusion of sales from the newly acquired Childrenswear line of $132.5 million during the nine months ended January 1, 2005 (acquired July 2, 2004);

•	$17.9 million from the favorable impact of Euro currency fluctuations;

•	partially offsetting these increases is a $14.7 million decrease in men’s wholesale sales, resulting primarily from planned reductions in sales as we continue to reposition the brand in appropriate stores.

      Retail Net Sales increased by $107.8 million, or 11.8%, primarily as a result of:

•	8.9% and 6.5% increases, respectively, in comparable store sales for full price and outlet stores. Excluding the effect of foreign currency exchange rate fluctuations, comparable store sales increased 7.4% and 4.7% for full price and outlet stores, respectively;

•	the stronger Euro, which accounted for approximately $12.0 million of the increase in net sales; and

•	new store openings, net of store closings.

      Licensing Revenue decreased by $26.4 million, or 13.0%, primarily due to the following:

•	loss of $27.6 million of royalties from Lauren licenses, which were terminated as of the end of the third quarter of Fiscal 2004;

•	loss of $8.9 million of royalties from Childrenswear licenses, which were terminated as of the end of the first quarter of Fiscal 2005;

•	partially offset by growth in our international and home licensing businesses.

      Gross Profit. Gross profit increased $250.6 million, or 26.9%, for the nine months ended January 1, 2005 over the nine months ended December 27, 2003. This increase reflected higher sales and improved merchandise margins in our wholesale and retail businesses.

      Gross profit as a percentage of net revenues decreased to 50.0% from 50.9%. The decreasing gross profit rate reflects the loss of licensing revenue from the Lauren and Childrenswear licenses, partially offset by improvements in our wholesale and retail segments. The gross profit rate improvement in both wholesale and retail reflects a continued focus on inventory management and sourcing efficiencies. Although our inventory balance is higher at January 1, 2005 compared to the same period last year, this increase primarily reflects inventories related to our Lauren wholesale business and our recently acquired children’s business and the appreciation of the Euro.

      Selling, General and Administrative Expenses. SG&A increased $154.5 million, or 20.1%, to $921.9 million for the nine months ended January 1, 2005 from $767.5 million for the nine months ended December 27, 2003. SG&A as a percentage of net revenues decreased to 38.9% from 41.9%. The increase in SG&A was driven by:

•	higher selling salaries and related costs of $32.5 million in connection with the increase in retail sales;

•	incremental expenses of $26.8 million associated with a full year’s expenses for the Lauren wholesale line, exclusive of additional corporate and overhead expenses incurred;

•	expenses of $24.4 million attributable to the recently acquired Childrenswear line;

•	approximately $14.8 million of the increase in the nine months ended January 1, 2005 was due to the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the Euro;

•	the remainder of the increase in SG&A results from a number of factors, including higher distribution costs as a result of volume increases, costs associated with the Sarbanes-Oxley Act and incremental advertising related to the addition of the Lauren and Children’s lines.

      Restructuring Charge. During the nine months ended January 1, 2005, the Company recorded a $1.8 million restructuring charge associated with our European operations. This charge was primarily attributable to severance and other benefits associated with employees released during the quarter.

      Income (Loss) from Operations. Income from operations increased $110.2 million, or 74.0%, for the nine months ended January 1, 2005 over the nine months ended December 27, 2003. Income from operations for our three business segments is provided below (dollars in thousands):

	Nine Months Ended

	January 1,	December 27,	Increase/
	2005	2003	(Decrease)	% Change

Income (loss) from operations:
Wholesale	$110,566	$(8,921)	$119,487	1,339.4%
Retail	101,005	77,731	23,274	29.9%
Licensing	49,386	96,057	(46,671)	(48.6)%

	260,957	164,867	96,090	58.3%
Less: unallocated restructuring charge	1,846	15,930	14,084	88.4%

	$259,111	$148,937	$110,174	74.0%

•	The increase in the wholesale operating results was primarily the result of sales generated by Lauren and Childrenswear lines and improvements in the gross margin rate, partially offset by the sales decrease in men’s wholesale.

•	The increase in retail operating results was driven by increased net sales and improved gross margin rate, partially offset by the higher selling salaries and related costs incurred in connection with the sales increase.

•	The decrease in licensing operating results was primarily due to the loss of royalties from the former Lauren and Childrenswear licenses.

      Foreign Currency (Gains) Losses. The effect of foreign currency exchange rate fluctuations resulted in a gain of $3.3 million for the nine months ended January 1, 2005, compared to a $0.5 million gain for the nine months ended December 27, 2003.

      Interest Expense. Interest expense decreased to $8.2 million in the nine months ended January 1, 2005 from $9.7 million for the nine months ended December 27, 2003. This decrease was due to lower levels of borrowings due to the repayment of approximately $100.9 million of short-term borrowings as well as decreased interest rates as a result of the April 2004 and October 2004 interest rate swaps described in “Liquidity and Capital Resources — Derivative Instruments.”

      Interest Income. Interest income increased to $2.5 million from $2.1 million for the nine months ended January 1, 2005 and December 27, 2003. The increase resulted from higher rates on our investments during the period.

      Provision for Income Taxes. The effective tax rate was 35.6% for the nine months ended January 1, 2005 and 36.5% for the nine months ended December 27, 2003.

      Other (Income) Expense, Net. Other (income) expense, net was $(3.2) million and $(4.4) million for the nine months ended January 1, 2005 and December 27, 2003, respectively. This reflected $5.8 million and $5.5 million of income related to the 20% equity interest in the company that holds the sublicenses for our men’s, women’s, kids, home and jeans business in Japan for the nine months ended January 1, 2005 and December 27, 2003, respectively, net of $3.2 million and $1.1 million of minority interest expense, for the nine months ended January 1, 2005 and December 27, 2003, respectively, associated with our 50% owned Japanese master licensee, both of which were acquired in 2003. Also included is $0.6 million of dividend income for the nine months ended January 1, 2005.

      Net Income. Net income increased to $168.7 million for nine months ended January 1, 2005 from $94.4 million for the nine months ended December 27, 2003, or 7.1% and 5.2% of net revenues, respectively.

      Net Income Per Share. Diluted net income per share increased due to the increase in Net income, partially offset by an increase in weighted average shares outstanding due to stock option exercises, the issuance of restricted stock units and an increase in stock price.

Liquidity and Capital Resources

      Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) for projected sales increases, retail store expansion, construction and renovation of shop-within-shops, investment in the technological upgrading of our information systems, acquisitions, dividends and other corporate activities. Sources of liquidity to fund ongoing and future cash requirements include cash flows from operations, cash and cash equivalents on hand, our credit facility and other potential sources of borrowings.

      We expect that cash flow from operations will continue to be sufficient to fund our current level of operations, capital requirements, cash dividends and our stock repurchase plan. However, in the event of a material acquisition, material contingencies or material adverse business developments, we may need to draw on our credit facility or other potential sources of borrowing.

      On February 1, 2005, the Board of Directors approved an additional stock repurchase plan which allows for the purchase of up to an additional $100 million in our stock in addition to the approximately $21 million of repurchase authority remaining under our original program which expires in 2006. The new repurchase plan does not have a termination date.

      As described below, our ability to borrow under our credit facility is subject to our maintenance of financial and other covenants. As of January 1, 2005, we had no direct borrowings under the credit facility and were in compliance with our covenants.

      With respect to pending litigation, the only matter which, if adversely determined, could have a material adverse effect on our liquidity and capital resources is the litigation with Jones Apparel Group, Inc., in which Jones is seeking, among other things, compensatory damages of $550 million and unspecified punitive damages. (See Part II, Item 1 — Legal Proceedings.) We continue to believe that we are right on the merits and intend to continue to defend the case vigorously. We do not believe that this matter is likely to have a material adverse effect on our liquidity or capital resources or our ability to borrow under the credit facility.

      As of January 1, 2005, we had $362.9 million in cash and cash equivalents and $308.0 million of debt outstanding compared to $337.7 million in cash and cash equivalents and $284.7 million of debt outstanding at December 27, 2003. This represents an increase in our cash net of debt position of $2.0 million, which was primarily attributable to cash flow from operations partially offset by the following factors: the appreciation of the Euro increased the dollar equivalent of our Euro denominated debt by $23.2 million and the use of $242.5 million cash to acquire certain assets net of certain assumed liabilities of RL Childrenswear Company LLC. As of January 1, 2005, we had $308.0 million outstanding in long-term Euro denominated debt, based on the Euro exchange rate at that date. Our capital expenditures were $124.9 million for the nine months ended January 1, 2005, compared to $69.7 million for the nine months ended December 27, 2003.

      Accounts receivable increased to $334.3 million, or 14.4%, at January 1, 2005 compared to $292.2 million at December 27, 2003, primarily due to $28.0 million and $38.5 million of accounts receivables associated with Lauren and Childrenswear lines, respectively, and $6.8 million due to favorable impact of foreign currency exchange rate fluctuations on our European businesses accounts receivable, partially offset by decreases in accounts receivable in our other lines. Inventories increased to $425.1 million, or 0.7%, at January 1, 2005 compared to $422.2 million at December 27, 2003, which primarily reflects the addition of inventory for the new Lauren and Childrenswear lines in the amount of $40.1 million and $16.2 million, respectively, and a $11.4 million increase in our European inventory level due to foreign currency exchange rate fluctuations, partially offset by reduced inventory in our other wholesale lines due to inventory management efforts, as well as reductions in our domestic retail inventory as a result of inventory management efforts. Accounts payable and accrued expenses and other increased to a total of $457.6 million, or 7.8% at January 1, 2005 compared to

$424.2 million at December 27, 2003. This increase is primarily the result of the appreciation of the Euro and the addition of payables associated with the Lauren and children’s wholesale lines.

      Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $360.0 million during the nine-month period ended January 1, 2005, compared to $182.7 million for the nine-month period ended December 27, 2003. This $177.3 million increase in cash flow was driven primarily by year-over-year changes in working capital described above and the increase in net income.

      During Fiscal 2003, we completed a strategic review of our European operations and formalized our plans to centralize and more efficiently consolidate these operations. In connection with the implementation of this plan, we had total cash outlays of approximately $5.5 million during the nine months ended January 1, 2005. During Fiscal 2001, we implemented the 2001 Operational Plan, and total cash outlays related to this plan were $2.0 million during the nine months ended January 1, 2005. We expect that the remaining liabilities under these plans will be paid during Fiscal 2005 subject to applicable contract terms.

      Net Cash Used in Investing Activities. Net cash used in investing activities was $368.7 million for the nine months ended January 1, 2005, as compared to $87.1 million for the nine months ended December 27, 2003. For the nine months ended January 1, 2005, net cash used also reflected $242.5 million for the acquisition of certain assets of RL Childrenswear, LLC. For both periods, net cash used reflected capital expenditures related to retail expansion and upgrading our systems and facilities, as well as shop-within-shop expenditures. Our anticipated capital expenditures for all of Fiscal 2005 approximate $143.5 million. The Fiscal 2005 and Fiscal 2004 amounts also include $1.3 million and $1.0 million, respectively for earn-out payments in connection with the P.R.L. Fashions of Europe SRL acquisition and $9.0 million in Fiscal 2004 related to the acquisition of our Japanese businesses.

      Net Cash Provided by Financing Activities. Net cash provided by financing activities was $24.9 million for the nine months ended January 1, 2005, compared to $93.2 million used in the nine months ended December 27, 2003. Cash provided by financing activities during the nine months ended January 1, 2005 consists of $42.2 million received from the exercise of stock options, which was partially offset by the payment of $15.1 million of dividends. Cash used in financing activities during the nine months ended December 27, 2003, consisted primarily of the net repayment of short-term borrowings of $100.9 million.

      Prior to October 6, 2004, we had a credit facility with a syndicate of banks and consisting of a $300.0 million revolving line of credit, subject to increase to $375.0 million, which was available for direct borrowings and the issuance of letters of credit. It was scheduled to mature on November 18, 2005.

      On October 6, 2004, we, in substance, expanded and extended this credit facility by entering into a new Credit Agreement, dated as of that date, with JPMorgan Chase Bank, as Administrative Agent, The Bank of New York, Fleet National Bank, SunTrust Bank and Wachovia Bank National Association, as Syndication Agents, J.P. Morgan Securities Inc., as sole Bookrunner and Sole Lead Arranger, and a syndicate of lending banks that included each of the lending banks under the prior credit agreement.

      The current credit facility, which is otherwise substantially on the same terms as the prior credit facility, provides for a $450.0 million revolving line of credit, subject to increase to $525.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on October 6, 2009. As of January 1, 2005, we had no direct borrowings outstanding under the credit facility. Direct borrowings under the credit facility bear interest, at our option, at a rate equal to (i) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus one-half of one percent, and (y) the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined in the credit facility) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentage, and a margin based on our then current credit ratings.

      The credit facility requires us to maintain certain covenants:

•	a minimum ratio of consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“EBITDAR”) to Consolidated Interest Expense (as such terms are described in the credit facility); and

•	a maximum ratio of Adjusted Debt (as defined in the credit facility) to EBITDAR.

      The credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

•	sell or dispose of assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances or guarantees;

•	engage in transactions with affiliates; and

•	make investments.

      Upon the occurrence of an event of default under the credit facility, the lenders may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and payable. The credit facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenants described above. Additionally, the credit facility provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock.

      At January 1, 2005, we were contingently liable for $34.9 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. We incur a financing charge of ten basis points per month on the average monthly balance of these outstanding letters of credit.

      Fiscal 2005 dividends of $0.05 per outstanding share declared to stockholders of record at the close of business on July 2, 2004, October 1, 2004 and December 20, 2004, were paid on July 16, 2004 and October 15, 2004 and January 14, 2005, respectively.

      Derivative Instruments. In May 2003, we entered into an interest rate swap that will terminate in November 2006. The interest rate swap is being used to convert €105.2 million, 6.125% fixed rate borrowings into €105.2 million, EURIBOR minus 1.55% variable rate borrowings. On April 6, 2004 and October 4, 2004 the Company executed interest rate swaps to convert the fixed interest rate on a total of €100 million of the Eurobonds to a EURIBOR plus 3.14% variable rate borrowing. After the execution of these swaps, approximately €22 million of the Eurobonds remained at a fixed interest rate. We entered into the interest rate swaps to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swaps have been designated as fair value hedges under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized resulting from changes in the benchmark interest rate, and were immaterial in Fiscal 2004 and for the nine months ended January 1, 2005. In addition, we have designated all of the principal of the Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, the changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges.

      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At January 1, 2005, we had the following foreign exchange contracts outstanding: (i) to deliver €116.3 million in exchange for $151.3 million through Fiscal 2006 and (ii) to deliver ¥8,248 million in exchange for $71.0 million through Fiscal 2008. At January 1, 2005, the fair value of these contracts resulted in unrealized losses net of tax of $4.5 million and $10.2 million for the Euro forward contracts and Japanese Yen forward contracts, respectively.

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

Revenue Recognition

      Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts, allowances and operational chargebacks. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance.

      The Company reviews and refines these estimates on a quarterly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is initially recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees. During the three and nine months ending January 1, 2005 and

December 27, 2003, the Company reduced revenues and credited customer accounts for end of season customer allowances, operational chargebacks and returns as follows:

	3 Months Ended		9 Months Ended

	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003

Beginning reserve balance	$96,234	$58,779	$100,570	$48,432
Amount expensed	79,396	42,278	196,757	131,479
Amount credited against customer accounts	(88,130)	(37,739)	(209,827)	(116,593)

Ending reserve balance	$87,500	$63,318	$87,500	$63,318

      The Company’s provisions and write offs against the reserves offsetting accounts receivable increased in fiscal 2005 due to the large increase in wholesale sales and the promotional retail environment. Ending reserve balances have increased for substantially the same reasons.

      We require that a store be open a full fiscal year before we include it in the computation of same store sales change. Stores that are closed during the fiscal year are excluded. Stores that are relocated or enlarged are also excluded until they have been in their new location for a full fiscal year.

Income Taxes

      Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by statutory tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits. The tax provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable, Net

      In the normal course of business, the Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, net, as shown on the Consolidated Balance Sheets, is net of the following allowances and reserves.

      An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. Expenses of $4.4 million were recorded as an allowance for uncollectible accounts during the first nine months of fiscal 2005. The amounts written off against customer accounts during the first nine months of fiscal 2005 totaled $1.0 million, and the balance in this reserve was $10.4 million as of January 1, 2005.

      A reserve for trade discounts is established based on open invoices where trade discounts have been extended to customers and is treated as a reduction of sales.

      Estimated customer end of season allowances (also referred to as customer markdowns) are included as a reduction of sales. These provisions are based on retail sales performance, seasonal negotiations with the Company’s customers as well as historic deduction trends and an evaluation of current market conditions. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)

      A reserve for operational chargebacks represents various deductions by customers relating to individual shipments. This reserve, net of expected recoveries, is included as a reduction of sales. The reserve is based on chargebacks received as of the date of the financial statements and past experience. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)

      Costs associated with potential returns of products are included as a reduction of sales. These reserves are based on current information regarding retail performance, historical experience and an evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)

Inventories, Net

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

Goodwill and Other Intangibles, Net

      SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested, at least annually, for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During fiscal 2005, there have been no material impairment losses recorded in connection with the assessment of the carrying value of long-lived and intangible assets.

      The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related business.

      For the nine months ended January 1, 2005, there were no adjustments to the carrying values of assets resulting from these evaluations.

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

      During the nine months ended January 1, 2005, there were significant fluctuations in the Euro to U.S. dollar exchange rate. In May 2003, we entered into an interest rate swap for €105.2 million to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. In April 2004 and October 2004, we entered into additional interest rate swaps of €50 million each for the same purpose. We have exposure to interest rate volatility as a result of these interest rate swaps. A ten percent change in the average rate would have resulted in a $0.8 million change in interest expense during the nine months ended January 1, 2005.

      Since April 3, 2004, other than disclosed above, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

Item 4.	Controls and Procedures

      Based on an evaluation carried out as of the end of the period covered by this report conducted under the supervision and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information relating to the Company and its subsidiaries that we are required to disclose in the reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      Reference is made to the information disclosed under Item 3 — Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ending April 3, 2004. Such information is supplemented by the following:

      In our litigation with Jones Apparel Group, Inc. (including its subsidiaries, “Jones”) with respect to the former Lauren license agreements, the New York State Supreme Court, on August 24, 2004, denied our motion to reconsider its orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgment in our action for declaratory judgment that the Lauren agreements terminated on December 31, 2003 and dismissing our complaint. We filed our motion to appeal the Court’s orders on October 4, 2004. We currently anticipate that oral argument on our appeal will be heard in March 2005.

      On November 1, 2004, the arbitral panel of the International Centre for Dispute Resolution hearing the arbitration between us and the United States Polo Association, United States Polo Association Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) in Sweden rendered a decision rejecting the relief sought by USPA and holding that their so-called Horseman symbol infringes on our trademark and other rights. The arbitral tribunal awarded us damages in excess of 3,500,000 Swedish Krona, and ordered USPA to discontinue the sale of and destroy all remaining stock of, clothing bearing its Horseman symbol in Sweden.

      On October 29, 2004, we filed a Demand for arbitration against the United States Polo Association and United States Polo Association Properties, Inc. in the United Kingdom under the auspices of the International Centre for Dispute Resolution seeking a judgment that the Horseman symbol infringes on our trademark and other rights, as well as injunctive relief. Subsequently, the United States Polo Association and United States Polo Association Properties, Inc. agreed not to distribute products bearing the Horseman symbol in the United Kingdom or any other member nation of the European Community. Consequently, we withdrew our arbitration demand on December 7, 2004.

      In the putative class action in the United States District Court for the District of Northern California in which the plaintiff purports to represent a class of employees who allegedly were injured by a requirement that certain retail employees purchase and wear our apparel as a condition of employment, the parties are engaged in settlement discussions and we have established a reserve for our estimate of the cost of a settlement, which is not material to the Company.

Item 2.	Changes in Securities and Use of Proceeds

      We did not repurchase any shares of our common stock during the fiscal quarter ended January 1, 2005. In 1998 we announced a $100 million stock repurchase plan. Approximately $21 million in shares may yet be repurchased under this plan. On February 2, 2005, we announced that our Board of Directors had approved an additional stock repurchase plan which allows for the purchase of up to an additional $100 million in our stock. The new repurchase plan does not have a termination date.

Item 6.	Exhibits

3.1	Amended and restated Certificate of Incorporation of Polo Ralph Lauren Corporation (filed as exhibit 3.1 to the Polo Ralph Lauren Registration Statement on Form S-1 (file no. 333-24733) (the “S-1”)).

3.2	Amended and Restated By-Laws of Polo Ralph Lauren Corporation (filed as exhibit 3.2 to the S-1).

10.1	Employment Agreement, dated as of January 3, 2005, between Polo Ralph Lauren Corporation and Tracey T. Travis.

10.2	Credit Agreement, dated as of October 6, 2004, among the Company, as Borrower, The Lenders Party Thereto, J.P. Morgan Chase Bank, as Administrative Agent, The Bank of New York, Fleet National Bank, SunTrust Bank, and Wachovia Bank N.A., as Syndication Agents, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 12, 2004.)

31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a).

31.2	Certification of Tracey T. Travis required by 17 CFR 24013a-14(a).

32.1	Certification of Ralph Lauren pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Tracey T. Travis pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

POLO RALPH LAUREN CORPORATION

By:	/s/ TRACEY T. TRAVIS

Tracey T. Travis
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: February 10, 2005