Form 10-K
period 2005-04-02
POLO RALPH LAUREN CORP
filed 2005-07-01
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 2, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-13057
Polo Ralph Lauren Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-2622036
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
650 Madison Avenue, New York, New York	10022
(212) 318-7000	(Zip Code)
(Address of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was approximately $2,150,660,208 as of October 1, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.
      At June 10, 2005, 2005, 58,975,253 shares of the registrant’s Class A Common Stock, $.01 par value and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value were outstanding.

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
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
EX-10.14: NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.15: RESTRICTED STOCK UNIT AWARD AGREEMENT
EX-10.18: RESTRICTED STOCK UNIT AWARD AGREEMENT
EX-10.19: RESTRICTED STOCK AWARD AGREEMENT
EX-10.20: NON-QUALIFIED STOCK OPTION AGREEMENT
EX-10.21: DEFERRED COMPENSATION AGREEMENT
EX-10.25: RESTRICTED PERFORMANCE SHARE UNIT AWARD OVERVIEW
EX-10.26: STOCK OPTION AWARD OVERVIEW
EX-21.1: LIST OF SIGNIFICANT SUBSIDIARIES
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

Item 1.	Business
General
      In this Form 10-K, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context requires otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are referred to in this Form 10-K as “licensing alliances.” Our fiscal year ends on the Saturday nearest to March 31. All references to “Fiscal 2005” represent the 52-week fiscal year ended April 2, 2005. All references to “Fiscal 2004” represent the 53-week year ended April 3, 2004, while all references to “Fiscal 2003” represent the 52-week fiscal year ended March 29, 2003.
      We are a leader in the design, marketing and distribution of premium lifestyle products. For more than 37 years, our reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names, which include “Polo,” “Polo by Ralph Lauren,” “Ralph Lauren Purple Label,” “Polo Sport,” “Ralph Lauren,” “Blue Label,” “Lauren,” “Polo Jeans,” “RL,” “Rugby,” “Chaps” and “Club Monaco,” among others, constitute one of the world’s most widely recognized families of consumer brands. We believe that, under the direction of Ralph Lauren, the internationally renowned designer, we have influenced the manner in which people dress and live in contemporary society, reflecting an American perspective and lifestyle uniquely associated with Polo and Ralph Lauren.
      We operate in three business segments: wholesale, retail and licensing, and a substantial portion of our licensing business is international. We combine our consumer insight and design, marketing and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections:

•	Apparel — Products include extensive collections of men’s, women’s and children’s clothing;

•	Home — Coordinated products for the home include bedding and bath products, furniture, fabric and wallpaper, paints, broadloom, tabletop and giftware;

•	Accessories — Accessories encompass a broad range of products such as footwear, eyewear, jewelry and leather goods, including handbags and luggage; and

•	Fragrance — Fragrance and skin care products are sold under our Glamorous, Romance, Polo, Lauren, Safari, Blue Label, Black Label and Polo Sport brands, among others.
      The Company was listed on the New York Stock Exchange and became publicly traded in June 1997.
Our Website
      Our website is http://investor.polo.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available through our website under the caption “SEC Filings”, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. Information relating to corporate governance at Polo, including our Corporate Governance Policies, Code of Business Conduct and Ethics for all of our directors, officers, and employees, Code of Ethics for Principal Executive Officers and Senior Financial Officers; and information concerning our Directors, Board Committees, including Committee charters, and transactions in Polo securities by Directors and executive officers, is available at our website under the captions “Corporate Governance” and “SEC Filings”. Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Polo Ralph Lauren Corporation, 650 Madison Avenue, New York, New York 10022.

Recent Developments
      On May 23, 2005, the Company entered into a definitive agreement to acquire from Reebok International, Ltd all the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc, the global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok International Ltd (“the Footwear Business”). The purchase price for the acquisition of the Footwear Business will be approximately $110 million in cash payable at closing, subject to closing adjustments. Payment of the Purchase Price will be funded by cash on hand and lines of credit as required. In addition, the Footwear Licensee and certain of its affiliates have entered into a transition services agreement with the Company to provide a variety of operational, financial and information systems services over a period of twelve to eighteen months.
      The closing of the proposed transaction is subject to customary conditions, including the receipt of certain third party consents and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The closing of the transaction is anticipated to occur in July 2005.
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
      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we had breached our agreements with Jones with respect to the “Lauren” trademark by asserting our rights under the Cross Default and Term Extension Agreement, and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it would treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million, punitive damages and enforcement of the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgement that the Lauren license agreements would terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits were consolidated.
      On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgement in the action filed by us, and on August 12, 2003, we filed a cross-motion for summary judgement. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgement in our action for declaratory judgement that the Lauren agreement terminated on December 31, 2003 and dismissing our complaint. The orders also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On August 24, 2004, the Court denied our motions to reconsider its orders, and we appealed the orders.
      On March 24, 2005, the Appellate Division of the Supreme Court affirmed the lower Court’s orders. On April 22, 2005, we filed a motion with the Appellate Division for reargument and/or permission to appeal its decision to the New York Court of Appeals. On June 23, 2005, the Appellate Division denied our request for reargument, but granted our motion for leave to appeal to the Court of Appeals. If the Court of Appeals does not reverse the Appellate Division’s decision, the case will go back to the lower Court for a trial on damages. Although we intend to continue to defend the case vigorously, in light of the Appellate Division’s decision we recorded a charge to establish a reserve of $100.0 million during Fiscal 2005. This charge represents management’s best estimate at this time of the loss incurred. No discovery has been held, and the ultimate outcome of this matter could differ materially from the reserved amount.
      As described in more detail in Note 21 to the Financial Statements (which is incorporated herein by reference), we are subject to various claims relating to an alleged security breach of our retail point of sale system, including fraudulent credit card charges, the cost of replacing cards and related monitoring expenses and other related claims. The Company is unable to predict at this time whether further claims will be asserted. The Company has contested and will continue to vigorously contest the claims made against it and continues to explore its defenses and possible claims against others. The Company recorded a charge to establish a reserve of $6.2 million relating to this matter in the fourth quarter of Fiscal 2005. The ultimate outcome of this matter could differ from the amount reserved. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.
      In June 2003, one of our licensing partners, WestPoint Stevens, Inc., and certain of its affiliates (“WestPoint”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. WestPoint produces bedding and bath product in our home collection, and royalties paid by WestPoint accounted for 14.2% of our licensing revenues in Fiscal 2005. On December 19, 2003, the United States Bankruptcy Court approved an amended licensing agreement between WestPoint and us which provides for the same royalty rate and minimums that are not materially less than the previous agreement. On June 24, 2005, American Real Estate Properties, LP, an entity controlled by investor Carl Icahn, won the U.S. Bankruptcy Court approved bidding process for WestPoint’s assets, subject to final confirmation at a hearing to be held August 17, 2005. The Company believes that the new owners will continue the relationship on satisfactory terms. The contract with WestPoint Stevens expires in December of 2005.
      In October 2004, we expanded and extended our revolving credit facility. See Item 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources” for further information.
Recent Acquisitions
      On July 2, 2004, we completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $263.5 million, including transaction costs. The purchase price includes deferred payments of $15 million over the next three years, and we have agreed to assume certain liabilities. Additionally, we have agreed to pay up to an additional $5 million in contingent payments if certain sales targets are attained. During the third quarter of Fiscal 2005, we recorded a $5 million liability representing the contingent purchase payment because we believe it is probable the sales targets will be achieved. This amount was recorded as an increase in goodwill. RL Childrenswear Company LLC was a Polo Ralph Lauren licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with this acquisition, we recorded fair values of assets as follows: inventory of $26.6 million, property and equipment of $7.5 million, intangible assets consisting of non-compete agreements valued at $2.5 million and customer relationships valued at $29.9 million, other assets of $1.0 million, goodwill of $208.3 million and liabilities of $12.3 million.
      The results of operations for the Childrenswear line from July 2, 2004 are included in our the consolidated results of operations for the fiscal year ended April 2, 2005.
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

      The pro forma amounts reflect adjustments for purchases made by us from Childrenswear, licensing royalties paid to us by Childrenswear, amortization of the non-compete agreements, lost interest income on the cash used for the purchase and the income tax effect based upon unaudited pro forma effective tax rate of 35.5% in Fiscal 2005 and Fiscal 2004. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition. The unaudited pro forma amounts include material non recurring charges recorded within cost of goods sold of approximately $7.4 million related to the write up to fair value of inventory as part of the preliminary purchase price allocation (dollars in thousands, except per share amounts).

	For the Year Ended

	April 2,	April 3,
	2005	2004

	(Unaudited)	(Unaudited)
Net revenue	$3,359,168	$2,858,458
Net income	195,338	186,164
Net income per share — Basic	$1.92	$1.88
Net income per share — Diluted	$1.88	$1.84
Segments
      We operate in three integrated business segments: wholesale, retail and licensing. Details of our net revenues by business segment and geographic region are shown in the tables below. Note 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K contains additional segment and geographic area information.

	Fiscal Year Ended

	April 2,	April 3,	March 29,
Net Revenues by Segment	2005	2004	2003

	(Dollars in thousands)
Wholesale sales	$1,712,040	$1,210,397	$1,187,363
Retail sales	1,348,645	1,170,447	1,001,958

Net sales	3,060,685	2,380,844	2,189,321
Licensing revenue	244,730	268,810	250,019

Net revenues	$3,305,415	$2,649,654	$2,439,340

	Fiscal Year Ended

	April 2,	April 3,	March 29,
Net Revenues by Geographic Area	2005	2004	2003

	(Dollars in thousands)
United States and Canada	$2,587,233	$2,073,401	$1,916,096
Europe	579,161	464,098	458,627
Other regions	139,021	112,155	64,617

Net revenues	$3,305,415	$2,649,654	$2,439,340

Wholesale Segment
      Our wholesale segment markets and distributes products under the following brands:
      Polo by Ralph Lauren. Our Polo by Ralph Lauren menswear collection is a complete men’s wardrobe consisting of products related by theme, style, color and fabric. Polo by Ralph Lauren menswear is generally priced at a range of price points within the men’s premium ready-to-wear apparel market. We currently sell this collection through department stores, specialty stores and our Ralph Lauren and outlet stores in the United States and abroad.

      Blue Label. Our Blue Label collection of womenswear reflects a modern interpretation of classic Ralph Lauren styles with a strong weekend focus. Blue Label collection is generally priced at a range of price points within the premium ready-to-wear apparel market. We currently sell the Blue Label collection domestically and internationally through Ralph Lauren stores and selected wholesale accounts in Europe and Asia. In Japan, our Blue Label line is sold under the Ralph Lauren brand name.
      Polo Golf. Our Polo Golf collection of men’s and women’s apparel is targeted at the golf and resort markets. Price points are similar to those charged for products in the Polo by Ralph Lauren line. We sell the Polo Golf collection in the United States and Canada through leading golf clubs, pro shops and resorts, in addition to department stores, specialty stores and Ralph Lauren stores.
      RLX. Our RLX Polo Sport collection of menswear and womenswear consists of functional sport and outdoor apparel for running, cross-training, skiing, snowboarding and cycling. We sell RLX Polo Sport in our Ralph Lauren stores.
      Ralph Lauren Childrenswear. Since 1995, Ralph Lauren has offered our customers the opportunity to extend the Ralph Lauren lifestyle to their children. We currently offer a very comprehensive collection of apparel and accessories that are sold to better specialty and department stores. The line is comprised of both Boys and Girls and ranges from newborn up to size 16 in Girls, size 20 in Boys.
      Lauren Ralph Lauren. Our Lauren by Ralph Lauren women’s collection is a complete women’s lifestyle brand consisting of products related by theme, style, color and fabric. Lauren Ralph Lauren Women’s is generally priced at a range of price points within the women’s better ready-to-wear apparel market. We currently sell this collection through department stores in the United States.
      Women’s Ralph Lauren Collection and Black Label. Our Ralph Lauren Collection expresses our up-to-the-moment fashion vision for women. Ralph Lauren Black Label includes timeless versions of our most successful Collection styles as well as newly-designed classic signature styles. Collection and Black Label are offered through our Ralph Lauren stores and limited distribution to premier fashion retailers. Price points are at the upper end of the luxury range.
      Men’s Purple Label Collection. Our Purple Label collection of men’s tailored clothing and sportswear bring true luxury and quality to American menswear. We sell the Purple Label collection through our Ralph Lauren stores and a limited number of premier fashion retailers at price points at the upper end of the luxury range.

Men’s Black Label
      Our Ralph Lauren Black Label for men is a new sophisticated collection, featuring razor sharp tailoring and dramatically lean silhouettes, which is at once modern and timeless. Classic suiting and sportswear is infused with a savvier attitude. We sell the Men’s Black Label collection through our Ralph Lauren stores and a limited number of premier fashion retailers at price points at the upper end of the luxury range.

Customers and Service
      Consistent with the appeal and distinctive image of our products and brands, we sell our menswear and womenswear products primarily to leading upscale department stores, specialty stores and golf and pro shops that have the reputation and merchandising expertise required for the effective presentation of Polo Ralph Lauren products. Our collection brands — Women’s Ralph Lauren Collection and Black Label and men’s Purple Label Collection and Black Label — are distributed through a limited number of premier fashion retailers.

      Our wholesale products are distributed through the primary distribution channels throughout the United States, Europe and other regions as listed in the table below. We also distribute our products through Company owned stores as discussed in the “Retail Segment” section. In addition, we sell excess and out-of-season products through secondary distribution channels.

	Approximate Number of
	Doors as of April 2, 2005

	Polo	Collection
	Brands	Brands	Lauren

Department Stores	3,578	163	877
Licensed Stores	98	—	—
Specialty Stores	4,036	166	82
Golf and Pro Shops	2,210	—	—
      Department stores represent the largest customer group of our wholesale group. Significant department store customers based on a percentage of worldwide wholesale net sales for the year ended April 2, 2005 are:

•	Federated Department Stores, Inc., which represented 18.0%,

•	Dillard Department Stores, Inc., which represented 17.3%, and

•	The May Department Stores Company, which represented 15.8%.
      As noted in Risk Factors, the Federated Department Stores, Inc. and May Department Stores Company have agreed to merge. If the merger is consummated, it would significantly increase our credit exposure to a single customer.
      Our product brands are sold primarily through their own sales forces. Our Wholesale groups maintain their primary showrooms in New York City. In addition, we maintain regional showrooms in Atlanta, Chicago, Dallas, Los Angeles, Milan, Paris, London, Munich, Madrid and Stockholm.
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
      At April 2, 2005, we had approximately 6,854 shop-within-shops dedicated to our wholesale products and our licensing partner had more than 697 shop-within-shops dedicated to our licensed products worldwide. During Fiscal 2005, we added approximately 996 shop-within-shops. Excluding significantly larger shop-within-shops in key department store locations, the size of our shop-within-shops typically ranges from approximately 130 to 4,800 square feet for Polo products, from approximately 240 to 4,000 square feet for Lauren by Ralph Lauren, from approximately 100 to 600 square feet for our Collection Brands, and from approximately 300 to 900 square feet for Home Furnishings. In total, we estimate that approximately 3.9 million square feet of department store space worldwide is dedicated to our shop-within-shops. In addition to shop-within-shops, we use exclusively fixtured areas in department stores.
      Basic Stock Replenishment Program. Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. We generally ship these products within one to five days of order receipt. These products accounted for approximately 5.2% of our wholesale net sales in Fiscal 2005. We have also implemented a seasonal quick response program to allow replenishment of products which can be ordered for only a portion of each year.

Retail Segment
      A primary strategic focus of the Company has been the development of retail stores dedicated to the sale of our products. Located in prime retail areas, our 130 full-price stores operate under the following names:

• Ralph Lauren (58 stores)	Ralph Lauren stores feature the full-breadth of the Ralph Lauren apparel, accessory and home product assortments in an atmosphere consistent with the distinctive attitude and luxury positioning of the Ralph Lauren brand. We operate 42 Ralph Lauren stores in the United States, 12 Ralph Lauren stores in Europe and 4 Ralph Lauren stores in other regions.

• Club Monaco (61 stores)	Club Monaco stores feature updated fashion apparel and accessories for both men and women. The brand’s clean and updated classic signature style forms the foundation of a modern wardrobe.

• Caban (8 stores)	Caban home concept stores offer a unique shopping experience by mixing both fashion and interior design in a dynamic retail environment. Caban stores feature a complete range of product in bath, bedding, tabletop, home accessories, furniture and apparel.

• Rugby (3 stores)	Rugby, the newest brand in the Ralph Lauren family, is a vertical retail format featuring an aspirational lifestyle collection of apparel and accessories for men and women. The brand is characterized by a youthful, preppy attitude which resonates throughout the line and the store experience.

• Ralph Lauren Media	Our e-commerce site offers our customers access to the full breadth of Ralph Lauren apparel, accessories, and home products through the internet. Ralph Lauren Media is a 50% owned joint venture.
      In addition to generating sales of our products, our worldwide full-price stores set, reinforce and capitalize on the image of our brands. We have 6 Flagship Ralph Lauren stores, which showcase our upper end luxury styles and products and demonstrate our most refined merchandising techniques. During Fiscal 2005, we added 16 full price stores, net of 4 store closings. Our stores range in size from approximately 1,100 to over 37,500 square feet. These full-price stores are situated in upscale regional malls and major upscale street locations, generally in large urban markets. We generally lease our stores for initial periods ranging from 5 to 10 years with renewal options.
      We extend our reach to additional consumer groups through our 103 domestic Polo Ralph Lauren outlet stores, 19 domestic Polo Jeans outlet stores, 5 Club Monaco outlet stores and 21 European outlet stores. During Fiscal 2005, we added 1 new outlet store, net of 9 store closings. Our outlet stores are generally located in outlet malls.

•	Polo Ralph Lauren outlet stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from 3,000 to 20,000 square feet, with an average of approximately 9,100 square feet, these stores are principally located in major outlet centers in 35 states and Puerto Rico.

•	Polo Jeans outlet stores carry all classifications within the Polo Jeans line, including denim, knit and woven tops, sweaters, outerwear, casual bottoms and accessories. Ranging in size from 3,000 to 5,000 square feet, with an average of 4,000 square feet, these stores are located in 11 states, principally in major outlet centers.

•	Club Monaco outlet stores offer basic and fashion Club Monaco items. Ranging in size from 7,200 to 18,500 square feet, these stores are located in the United States and Canada.

•	European outlet stores offer selections of our menswear, womenswear, children’s apparel and accessories. Ranging in size from 2,500 to 13,200 square feet, with an average of approximately 5,400 square feet, these stores are located in 6 countries, principally in major outlet centers.

•	Ralph Lauren Media sells the full breadth of Ralph Lauren apparel, accessories and home products via its website at www.polo.com.
      Outlet stores obtain products directly from us, including our retail stores, our product licensing partners and our suppliers.
      In addition, we have one remaining license with an independent party to operate a store in the United States. We receive the proceeds from the sale of our products to this store, which are included in wholesale net sales, and also receive royalties from this licensed store operator, which are included in licensing revenue from our licensing partners sales to this store. We generally do not receive any other compensation from the licensee.
Licensing Segment
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
      We grant product and non-U.S. international licensing partners the right to manufacture and sell at wholesale, and also grant international licenses the right to sell at retail, specified categories of products under one or more of our trademarks. Our international licensing partners produce and source products both independently and in conjunction with us and our product licensing partners. Each licensing partner pays us royalties based upon its sales of our products, subject, generally, to a minimum royalty requirement. Other than our Ralph Lauren Home collection licenses, which are discussed below, these payments generally range from 2.5% to 18.0% of the licensing partners’ sales of the licensed products. In addition, licensing partners are required to allocate between approximately 3% and 4% of their sales to advertise our products and share in the creative costs associated with these products. Larger allocations are required in connection with launches of new products or in new territories.
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
      As of April 2, 2005, we had 18 product licensing partners (excluding Ralph Lauren Home), 6 international licensing partners and 10 Ralph Lauren Home licensing partners. We derive a substantial portion of our net income from the licensing revenue we receive from our licensing partners. Approximately 33.5% of our licensing revenue for Fiscal 2005 was derived from three product licensing partners: West Point Stevens, Inc, Impact21 and Jones Apparel Group, Inc., accounted for 14.2%, 12.1% and 7.2%, respectively, of licensing revenue in Fiscal 2005. (See Note 4 to our Consolidated Financial Statements.)

Product Licenses
      As of April 2, 2005, we had product licensing agreements with 18 licensing partners relating to our men’s and women’s sportswear, men’s tailored clothing, personal wear, accessories and fragrances. The products offered by our product licensing partners are listed below.

Licensing Partner	Licensed Product Category

L’Oreal S.A./ Cosmair, Inc.	Men’s and Women’s Fragrances and Skin Care Products
Jones Apparel Group, Inc.	Men’s and Women’s Polo Jeans Casual Apparel and Sportswear
Carole Hochman Design	Women’s Sleepwear, Loungewear, Robes and Daywear
Corneliani S.P.A	Men’s Polo Tailored Clothing
Peerless, Inc	Men’s, Chaps and Lauren Tailored Clothing
Sara Lee Corporation	Men’s Polo Ralph Lauren and Chaps Personal Wear Apparel and Chaps Hosiery for Mens and Boys
Reebok International, Inc.	Men’s, Women’s, Boy’s, Girl’s, Infants and Toddlers Footwear — Dress, Casual and Performance Athletic Footwear
Wathne	Handbags and Luggage
Hot Sox, Inc.	Men’s and Boy’s Polo Ralph Lauren and Women’s Ralph Lauren and Lauren, and Boy’s Hosiery
New Campaign, Inc.	Chaps, Ralph Lauren and Lauren Belts and Other Small Leather Goods
Echo Scarves, Inc.	Men’s Polo Ralph Lauren and Polo Jeans Company and Women’s Ralph Lauren and Lauren Scarves and Gloves
Retail Brand Alliance, Inc. (successor to Carolee, Inc.)	Lauren Women’s Jewelry
Safilo USA, Inc.	Eyewear
The Warnaco Group, Inc.	Men’s Chaps Sportswear
Apparel Ventures, Inc.	Women’s Swimwear
Philips Van-Heusen	Men’s Chaps Dress Shirts
Randa Corp	Men’s Chaps Ties
Bandanco Enterprise, Inc. (Champlain)	Men’s Chaps Luggage
      As described previously under the caption “Recent Developments,” we acquired certain assets and liabilities of RL Childrenswear, LLC, our former Childrenswear licensee for North America, in July 2004, and we have agreed to acquire Ralph Lauren Footwear Co., our global licensee for men’s, women’s and children’s footwear.

International Licenses
      We believe that international markets offer additional opportunities for our quintessential American designs and lifestyle image. We work with our international licensing partners to facilitate international expansion. International expansion opportunities may include:

•	the roll out of new products and brands following their launch in the U.S.,

•	the introduction of additional product lines,

•	the entrance into new international markets, and

•	the addition of Ralph Lauren or Polo Ralph Lauren stores in these markets.
      As of April 2, 2005, we had agreements with six international licensing partners (excluding Ralph Lauren Home licenses):

Licensing Partner	Territory

Oroton Group/ PRL Australia	Australia and New Zealand
Doosan Corporation	Korea
P.R.L. Enterprises, S.A.	Panama, Aruba, Curacao, The Cayman Islands, Costa Rica, Nicaragua, Honduras, El Salvador, Guatemala, Belize, Colombia, Ecuador, Bolivia, Peru, Antigua, Barbados, Bonaire, Dominican Republic, St. Lucia, Trinidad and Tobago
Dickson Concepts/ PRL Hong Kong	Hong Kong, China, Philippines, Malaysia, Singapore, Taiwan and Thailand
Impact21	Japan
Commercial Madison/ PRL Chile	Chile
      Our international licensing partners acquire the right to source, produce, market and/or sell some or all of our products in a given geographic area. Economic arrangements are similar to those of our domestic product licensing partners. We design licensed products either alone or in collaboration with our domestic licensing partners. Domestic licensees generally provide international licensing partners with product or patterns, piece goods, manufacturing locations and other information and assistance necessary to achieve product uniformity, for which they are often compensated.
      International licensing partners also operate stores. At April 2, 2005, they operated 44 Polo Ralph Lauren stores, 32 Polo Jeans stores, 2 Children’s stores, 10 Ralph Lauren stores and 10 Polo outlet stores. These stores are located in Korea, Japan, Australia, New Zealand, Taiwan, Hong Kong, China, Singapore, Malaysia, the Philippines as well as much of South America and the Caribbean. Approximately 12.1% of our licensing revenue in Fiscal 2005 was derived from one international licensing partner, Impact21.
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

Ralph Lauren Home
      Together with our licensing partners, we offer an extensive collection of home products that draw upon, and add to, the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home and Lauren Ralph Lauren brands in three primary categories: bedding and bath, home décor and home improvement. As of April 2, 2005, we had agreements with eight domestic and two international home product licensing partners.
      We perform a broader range of services for our Ralph Lauren Home licensing partners than we do for our other licensing partners. The services we perform include design, operating showrooms, marketing, advertising and, in some cases, sales. As a result, we receive a higher average royalty rate from our Ralph Lauren Home collection licensing partners, typically ranging from 15.0% to 17.0%. In general, the licensing partners manufacture, own the inventory and ship the products. Our Ralph Lauren Home licensing alliances generally have 3 to 5 year terms and may grant the licensee conditional renewal options.

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
      The Ralph Lauren Home and Lauren Ralph Lauren home products offered by us and our domestic licensing partners are:

Category	Product	Licensing Partner

Bedding and Bath	Sheets, bedding accessories, towels and shower curtains, blankets, down comforters, other decorative bedding and accessories	WestPoint Stevens, Inc. Fremaux-Delorme
	Bath rugs	Lacey Mills
Home Décor	Fabric and wallpaper	P. Kaufmann, Inc. Designers Guild Ltd.
	Furniture	Henredon Furniture Industries, Inc.
	Tabletop and giftware	Mikasa, Inc.
	Table linens, placemats, tablecloths and napkins	Brownstone
Home Improvement	Interior paints and stains Broadloom carpets and area rugs	ICI/Glidden Company Karastan, a division of Mohawk Carpet Corporation
      WestPoint Stevens, Inc. offers a basic stock replenishment program that includes bath and bedding products and accounted for approximately 14.2% of their net sales of Ralph Lauren Home products in Fiscal 2005. WestPoint Stevens, Inc. accounted for approximately 64.1% of total Ralph Lauren Home licensing revenue in Fiscal 2005. See “Recent Developments” and “Risk Factors — Risks Related to Our Business — Our business could suffer as a result of consolidations, restructurings and other ownership changes in the retail industry.”
Design
      Our products reflect a timeless and innovative American style associated with and defined by Ralph Lauren and our design team. Our consistent emphasis on innovative and distinctive design has been an important contributor to the prominence, strength and reputation of the Ralph Lauren brands.
      All Ralph Lauren products are designed by, or under the direction of, Ralph Lauren and our design staff, which is divided into seven departments: Menswear, Womenswear, Lauren, Children’s, Accessories, Home and Club Monaco. We form design teams around our brands and product categories to develop concepts, themes and products for each brand or category. These teams support all three segments of our business — wholesale, retail and licensing — through close collaboration with merchandising, sales and production staff and licensing partners in order to gain market and other input.
Marketing
      Our marketing program communicates the themes and images of our brands and is an integral feature of our product offering. Worldwide marketing is managed on a centralized basis through our advertising and public relations departments in order to ensure consistency of presentation.
      We create distinctive image advertising for all our products, conveying the particular message of each brand within the context of our core themes. Advertisements generally portray a lifestyle rather than a specific item and often include a variety of products offered by both ourselves and our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons, with additions throughout the year to coincide with product deliveries. In addition to print, some product categories have utilized television and outdoor media in their marketing programs for certain product categories.
      In general, three to four percent of licensing related sales are spent for advertising. We directly coordinate advertising placement for our domestic product licensing partners. Together with our licensing partners, we collectively spent more than $200 million worldwide to advertise and promote Polo Ralph Lauren products in Fiscal 2005.
      We also conduct a variety of public relations activities. Each of our spring and fall womenswear collections are presented at major fashion shows in New York, which typically generate extensive domestic and international media coverage. We introduce each of the spring and fall menswear collections at major fashion shows in cities such as New York or Milan, Italy. In addition, we organize in-store appearances by our models and sponsors, professional golfers, snowboarders, triathletes and sports teams.
Sourcing, Production and Quality
      Over 270 different manufacturers worldwide produce our apparel products. We source both finished products and raw materials. Raw materials include fabric, buttons and other trim and are sourced primarily with respect to our collection brands. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. We contract for the manufacture of our products and do not own or operate any production facilities of our own. As part of our efforts to reduce costs and enhance the efficiency of our sourcing process, we have shifted a substantial portion of our sourcing to foreign suppliers. In Fiscal 2005, less than 2%, by dollar volume, of our products were produced in the United States, and over 98%, by dollar volume, were produced outside the U.S., primarily in Asia, Europe and South America. See “Government Regulations” and “Risk Factors — Risks Related to Our Business — Our business is subject to government regulations and other risks associated with importing products.”
      Two manufacturers engaged by us accounted for approximately 17% and 9% of our total production during Fiscal 2005, respectively. The primary production facilities of these two manufacturers are located in Asia.
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
      We have been working closely with suppliers in recent years to reduce the lead times for fulfillment (e.g., shipment) of orders and to permit re-orders of successful programs. In particular, we have increased the number of deliveries within certain brands each season so that merchandise is kept fresh at the retail level.
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
Competition
      Competition is strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel and accessories, fragrances and home furnishing products, domestic and foreign, including Liz Claiborne, Inc., Jones Apparel Group, Inc., Tommy Hilfiger Corporation, Calvin Klein, Inc. and Giorgio Armani Spa in the branded apparel market sector, and Gucci Group N.V. and LVMH Moet Hennessy Louis Vuitton in the luxury market sector. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality and service, which depend on our ability to:

•	anticipate and respond to changing consumer demands in a timely manner;

•	maintain favorable brand recognition;

•	develop and produce high quality products that appeal to consumers;

•	appropriately price our products;

•	provide strong and effective marketing support;

•	ensure product availability; and

•	obtain sufficient retail floor space and effectively present our products at retail.
      See “Risk Factors — Risks Relating to the Industry in Which we Compete — We face intense competition in the worldwide apparel industry.”
Distribution
      To facilitate distribution domestically, Ralph Lauren men’s and women’s products are shipped from manufacturers primarily to our distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. Ralph Lauren Childrenswear product is shipped from our manufacturers to our Childrenswear distribution center in Martinsburg, West Virginia. These facilities are designed to allow for high density cube storage and utilize bar code technology to provide inventory management and carton controls. Product traffic management is also coordinated from these facilities. European distribution and warehousing has been largely consolidated into one third party facility located in Parma, Italy.
      Our full-price store and outlet store distribution and warehousing are principally handled through the Greensboro distribution center. Club Monaco products are distributed from facilities in Ontario, Canada, New Jersey and California.
      Ralph Lauren Media has entered into an agreement with ValueVision Media, which operates ShopNBC, to perform its warehousing, order fulfillment and call center functions. ValueVision Media and the National Broadcasting Company are our partners in Ralph Lauren Media
Management Information Systems
      Our management information systems make the marketing, manufacturing, importing and distribution of our products more efficient by providing, among other things:

•	comprehensive order processing;

•	production information;

•	accounting information; and

•	an enterprise view of information for our marketing, manufacturing, importing and distribution functions.
      The point-of-sale registers in our stores enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial systems, coupled with our point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting.
      We also utilize a sophisticated automated replenishment system to facilitate the processing of basic replenishment orders from our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. We have a collaborative relationship with many of our suppliers that enables the Company to reduce cash to cash cycles in the management of our inventory.
Wholesale Credit Control
      We manage our own credit function. We sell our merchandise primarily to major department stores and extend credit based on an evaluation of the customer’s financial condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor our accounts receivables or maintain credit insurance to manage the risks of bad debts. Our bad debt write-offs were $2.1 million in Fiscal 2005, representing less than one percent of net revenues. See “Risk Factors — Risks Related to Our Business  — Our business could be negatively impacted by any financial instability of our customers.”
Wholesale Backlog
      We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. All such orders are subject to cancellation. As of April 2, 2005, our summer and fall backlog was $252.1 million and $525.4 million, respectively, compared to $215.0 million and $474.8 million, respectively, at April 3, 2004. Our backlog depends upon a number of factors, including the timing of the market weeks for our particular lines, during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.
Trademarks
      We own the “Polo,” “Ralph Lauren” and the famous polo player astride a horse trademarks in the United States. Other trademarks we own include:

•	“Chaps”

•	“Polo Sport”

•	“Lauren/ Ralph Lauren”

•	“Polo Jeans Co.”

•	“RRL”

•	“Club Monaco”

•	“Rugby”

•	“RLX”

•	Various trademarks pertaining to fragrances and cosmetics
      Ralph Lauren has the royalty-free right to use as trademarks “Ralph Lauren,” “Double RL” and “RRL” in perpetuity in connection with, among other things, beef and living animals. The trademarks “Double RL” and “RRL” are currently used by the Double RL Company, an entity wholly owned by Mr. Lauren. In addition, Mr. Lauren has the right to engage in personal projects involving film or theatrical productions (not including or relating to our business) through RRL Productions, Inc., a company wholly owned by Mr. Lauren. Any activity done by these companies has no impact on the Company.
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
      In markets outside of the United States, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties which have acquired ownership rights in certain trademarks, including “Polo” and/or a representation of a polo player astride a horse, which would impeded our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks. See “Risk Factors — Risks Related to Our Business — Our trademarks and other intellectual property rights may not be adequately protected outside the United States” and Item 3 — “Legal Proceedings.” Although we have not in the past suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and additional trademarks to new markets.
      We currently have an agreement with a third party which owned conflicting registrations of the trademarks “Polo” and a polo player astride a horse in the United Kingdom, Hong Kong and South Africa. Under the agreement, the third party retains the right to use the “Polo” and polo player symbol marks in South Africa and all other countries that comprise Sub-Saharan Africa, and we agreed to restrict use of those Polo marks in those countries to fragrances and cosmetics solely as part of the composite trademark “Ralph Lauren” and the polo player symbol, as to which our use is unlimited, and to the use of the polo player symbol mark on women’s and girls’ apparel and accessories and women’s and girls’ handkerchiefs. By agreeing to those restrictions, we secured the unlimited right to use our trademarks in the United Kingdom and Hong Kong without payment of any kind, and the third party is prohibited from distributing products under those trademarks in those countries.
Government Regulation
      Pursuant to the World Trade Organization (“WTO”) Agreement, effective January 1, 2005, the United States and other WTO member countries removed quotas on goods from WTO members. In certain instances, the elimination of quota affords us greater access to foreign markets; however, as the removal of quotas resulted in an import surge from China, the U.S. took action in May 2005 and imposed safeguard quotas on seven categories of goods which may adversely effect the Company’s ability to import product from China in 2005. On June 10, 2005, in response to the surge of Chinese imports into the European Union (“EU”), the EU Commission signed a Memorandum of Understanding (“MOU”) with China in which 10 categories of textiles and apparel will be subject to restraints. This may also effect our ability to import product into the EU in these 10 categories during 2005.
      Our imported products are also subject to U.S. customs duties which comprise a material portion of the cost of the merchandise. See “Risk Factors — Risks Related To Our Business — Our business is subject to risks associated with importing products.”
      Exports of certain of our US-manufactured products into the European market are subject to increased duties of 15 percent starting May 2005 until such time as the Byrd Amendment is repealed by the Congress.

Additional punitive duties may be imposed in the first quarter of 2006 should the US Congress not repeal the Foreign Sales Corporation/ Extra-Territorial Income Tax Exclusion Act.
      Apparel products and other merchandise sold by Polo may also be subject to regulation in the United States by other governmental agencies, including the Federal Trade Commission, United States Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements and flammability testing. We believe that we are in substantial compliance with those regulations as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business.
      Although we have not in the past suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and additional trademarks to new markets.
Employees
      As of April 2, 2005, we had approximately 12,762 employees, consisting of approximately 10,928 in the United States and approximately 1,797 in foreign countries. Approximately 37 of our United States production and distribution employees in the womenswear business are members of the Union of Needletrades, Industrial & Textile Employees under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers
      The following are our current executive officers and their principal business experience for the past five years.

Ralph Lauren	Age 65	Mr. Lauren has been Chairman, Chief Executive Officer and a director of the Company since prior to the Company’s initial public offering in 1997, and was a member of the Advisory Board of the Board of Directors of the Company’s predecessors since their organization. He founded Polo in 1967 and has provided leadership in the design, marketing, advertising and operational areas since such time.
Roger N. Farah	Age 52	Mr. Farah has been President, Chief Operating Officer and a director of the Company since April 2000. He was Chairman of the Board of Venator Group, Inc. from December 1994 to April 2000, and was Chief Executive Officer of Venator Group, Inc. from December 1994 to August 1999.
Jackwyn Nemerov	Age 53	Ms. Nemerov has been Executive Vice President of the Company since September 2004. From 1998 to 2002, she was President and Chief Operating Officer of Jones Apparel Group, Inc.
Tracey T. Travis	Age 42	Ms. Travis has been Senior Vice President of Finance and Chief Financial Officer of the Company since January 2005. Ms. Travis served as Senior Vice President, Finance at Limited Brands, Inc., an apparel and personal care products retailer, from April 2002 until August 2004, and Chief Financial Officer of Intimate Brands, Inc., a women’s intimate apparel and personal care products retailer, from April 2001 to April 2002. Prior to that time, Ms. Travis was Chief Financial Officer of the Beverage Can Americas group at American National Can, a manufacturer of metal beverage cans, from 1999 to 2001.
Mitchell A. Kosh	Age 55	Mr. Kosh has served as Senior Vice President of Human Resources and Legal since July 2000. He was Senior Vice President of Human Resources of Conseco, Inc., from February 2000 to July 2000. Prior to that, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
      Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could affect our financial performance or cause actual results to differ from our estimates in, or underlying, such forward-looking statements are set forth under the heading of “Risk Factors.” Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our intention to introduce new products or enter into new licensing alliances;

•	our plans to open new retail stores;

•	our ability to make strategic acquisitions of selected licensees;

•	anticipated effective tax rates in future years;

•	future expenditures for capital projects;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability;

•	our plans to expand internationally; and

•	our efforts to improve the efficiency of our distribution system.
      These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of, among others, changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors, changes in the economy, and other events leading to a reduction in discretionary consumer spending. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward-looking information contained in this Form 10-K will in fact transpire.

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
      Mr. Ralph Lauren’s leadership in the design, marketing and operational areas of our business has been a critical element of our success. The loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by a material amount of key-man or similar life insurance covering Mr. Lauren, our other executive officers and certain other members of senior management. We have entered into employment agreements with Mr. Lauren and several other of our executive officers.
A substantial portion of our net sales and gross profit is derived from a small number of department store customers.
      Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. We believe that a substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. Our three most significant department store customers accounted for 51.1% of our wholesale net sales during Fiscal 2005, while our ten largest customers accounted for approximately 64.6% of our wholesale net sales during Fiscal 2005. The department store sector is undergoing consolidation. Two of our largest wholesale customers, Federated Department Stores, Inc. and The May Department Stores Company have entered into a merger agreement and have stated that they expect to close the merger in the third quarter of 2005.
      We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or our licensing partners or to change their manner of doing business with us or our licensing partners, could have a material adverse effect on our financial condition and results of operations. See “BUSINESS — Operations — Customers and Service.”
Our business could be negatively impacted by any financial instability of our customers.
      We sell our wholesale merchandise primarily to major department stores across the United States and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables. Three of our customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, in aggregate constituted 44.9% of trade accounts receivable outstanding at April 2, 2005. As noted above, Federated Stores, Inc. and The May Department Stores Company have agreed to merge. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. See “BUSINESS — Credit Control.”

Our business could suffer as a result of a manufacturer’s inability to produce our goods on time and to our specifications.
      We do not own or operate any manufacturing facilities and depend upon independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications primarily by international manufacturers. During Fiscal 2005, less than 2%, by dollar value, of our men’s and women’s products were manufactured in the United States and over 98%, by dollar value, of these products were manufactured in Asia and other countries. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.
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
      Two of the manufacturers engaged by us accounted for approximately 17% and 9% of our total production during Fiscal 2005. The primary production facilities of these two manufacturers are located in Asia. We require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us or one of our licensing partners, or the divergence of an independent manufacturer’s or licensing partner’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.
Our business is subject to risks associated with importing products.
      As of April 2, 2005, we source a significant portion of our products outside the United States through arrangements with over 270 foreign vendors in various countries. In Fiscal 2005, approximately 98%, by dollar volume, of our products were produced outside the U.S. primarily in Asia, Europe and South America. Risks inherent in importing our products include:

•	quotas imposed by bilateral textile agreements with non-WTO countries. These agreements limit the amount and type of goods that may be imported annually from these countries;

•	unilateral quotas imposed by the United States in May 2005 effecting seven product categories under the China Safeguard Agreement; the EU-China Memorandum of Understanding which restricts 10 product categories of imports through 2007;

•	changes in social, political and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	the imposition of additional regulations relating to imports or exports;

•	the imposition of additional duties, taxes and other charges on imports or exports;

•	significant fluctuations of the cost of raw materials;

•	significant delays in the delivery of cargo due to security considerations;

•	institution of antidumping of countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

•	imposition of sanctions in the form of additional duties either by the United States or its trading partners to remedy perceived illegal actions by national governments; currently the EU and Canada are imposing additional duties on certain U.S. products in retaliation for the failure of the U.S. Congress to resolve the Byrd Amendment, and additional sanctions are threatened for 2006 in response to the U.S.’s failure to adequately respond to specific WTO decisions.
      Any one of these factors could have a material adverse effect on our financial condition and results of operations. See “BUSINESS — Sourcing, Production and Quality.”
We are dependent upon the revenue generated by our licensing alliances.
      Approximately 53.2% of our income from operations for Fiscal 2005 was derived from licensing revenue received from our licensing partners. Approximately 33.5% of our licensing revenue for Fiscal 2005 was derived from three licensing partners. WestPoint Stevens, Inc., Impact21 and Jones Apparel Group, Inc. accounted for 14.2%, 12.1% and 7.2%, respectively. See “— Risks Related to our Business — An adverse result in the lawsuit that Jones filed against the Company could have a material effect on our results of operations and financial condition.” In June 2003, one of our licensing partners, WestPoint Stevens, Inc. and certain of its affiliates filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy code. WestPoint Stevens, Inc. produces bedding and bath products for our Home Collection. On December 19, 2003, the United States Bankruptcy Court approved an amended licensing agreement between WestPoint Stevens, Inc. and us. The amended agreement provides for the same royalty rate and minimum royalties that are not materially less than the previous agreement.
      We had no other licensing partner which accounted for more than 10% of our licensing revenue in Fiscal 2005. The interruption of the business of any one of our material licensing partners due to any of the factors discussed immediately below could also adversely affect our licensing revenues and net income.
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
      Although we believe in most circumstances we could replace existing licensing partners if necessary, our inability to do so for any period of time could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See “Operations — Our Licensing Alliances.”
Our trademarks and other intellectual property rights may not be adequately protected outside the United States.
      We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks on a worldwide basis. In the course of our international expansion, we have, however, experienced conflicts with various third parties that have acquired or claimed ownership rights in some trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have in the past successfully resolved these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition and results of operations. Nevertheless, we cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. See “Trademarks,” and Item 3 “LEGAL PROCEEDINGS.”
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
      We generally purchase our products in U.S. dollars. However, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales and licensing revenue generally is derived from sales in foreign currencies. These foreign currencies include the Japanese Yen, the Euro and the Pound Sterling, and this revenue could be materially affected by currency fluctuations. Approximately 40.9% of our licensing revenue was received from international licensing partners in Fiscal 2005. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See Item 7 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Liquidity and Capital Resources.”

Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.
      Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations. These include:

•	the burdens of complying with a variety of foreign laws and regulations;

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers to some international markets.
      We are also subject to general political and economic risks in connection with our international operations, including:

•	political instability and terrorist attacks;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.
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
      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we breached our agreements with Jones with respect to the “Lauren” trademark by asserting our rights pursuant to the Cross Default and Term Extension Agreement, and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it would treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million, punitive damages and enforcement of the provisions of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgement that the Lauren license agreements terminated as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits have been consolidated.
      On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgement in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgement. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granted Jones’ motion for summary judgement in our action for declaratory judgement the Lauren Agreements terminated on December 31, 2003 and dismissed our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On August 24, 2004, the Court denied our motion to reconsider its decision and we appealed the orders.
      On March 24, 2005, the Appellate Division of the Supreme Court affirmed the lower Court’s orders. On April 22, 2005, we filed a motion with the Appellate Division for reargument and/or permission to appeal its decision to the New York Court of Appeals. On June 23, 2005, the Appellate Division denied our request for reargument, but granted our motion for leave to appeal to the Court of Appeals. If the Court of Appeals does not reverse the Appellate Division’s decision, the case will go back to the lower Court for a trial on damages. Although we intend to continue to defend the case vigorously, in light of the Appellate Division’s decision we recorded a reserve of $100.0 million during Fiscal 2005, which reduced Fiscal 2005 Income from operations from $399.7 million to $299.7 million. This charge represents management’s best estimate at this time of the loss incurred. No discovery has been held, and the ultimate outcome of this matter could differ materially from the reserved amount.
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
      We also face competition from companies selling apparel and home products through the Internet. Although our Ralph Lauren Media, LLC joint venture does sell our products through the internet, increased competition in the worldwide apparel, accessories and home product industries from Internet-based competitors could reduce our sales, prices and margins and adversely affect our results of operations.
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
      In recent years, the retail industry has experienced significant consolidation and other ownership changes. Two of our largest customers, Federated Department Stores, Inc. and The May Department Stores Company have agreed to merge. Some of our customers have operated under the protection of the federal bankruptcy laws. In the future, retailers in the United States and in foreign markets may undergo changes that could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry, including:

•	consolidating their operations;

•	undergoing restructurings;

•	undergoing reorganizations; or

•	realigning their affiliations.
While to date these changes in the retail industry have not had a material adverse effect on our business or financial condition, our business could be materially affected by these changes in the future. See “— Risks Related to Our Business — A substantial portion of our net sales and gross profit is derived from a small number of department store customers.”

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
      Ralph Lauren Media has entered into an agreement with ValueVision to perform its entire warehousing and order fulfillment and call center functions. ValueVision, which operates ShopNBC, and the National Broadcasting Company are our joint venture partners in Ralph Lauren Media.

      The following table sets forth information with respect to our key properties:

		Approximate	Current Lease Term
Location	Use	Sq. Ft.	Expiration

Greensboro, N.C.	Distribution Facility	1,500,000	Owned
650 Madison Avenue, NYC	Executive, corporate office and design studio, Polo Brand showrooms	206,000	December 31, 2009
Lyndhurst, N.J.	Corporate and retail administrative offices	162,000	February 28, 2008
550 7th Avenue, NYC	Corporate office, design studio and Women’s showrooms	70,000	December 31, 2018
625 Madison Avenue, NYC	Corporate offices	33,000	December 31, 2019
Geneva, Switzerland	European corporate offices	48,000	March 1, 2013
      The leases for our non-retail facilities (approximately 41 in all) provide for aggregate annual rentals of approximately $30.6 million in Fiscal 2005. In addition, we have entered into an agreement to lease additional 153,000 sq. ft. at 625 Madison Avenue, New York, NY. We anticipate that we will be able to extend those leases which expire in the near future on terms satisfactory to us or locate substitute facilities on acceptable terms.
      As of April 2, 2005, the Company operated 278 retail stores, totaling 2.16 million square feet. Aggregate annual rentals for retail space in Fiscal 2005 totaled approximately $97.2 million. We anticipate that we will be able to extend those leases which expire in the near future on satisfactory terms or relocate to desirable locations.

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
      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we had breached the Lauren license agreements by asserting our rights under the Cross Default and Term Extension Agreement, and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it would treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million, punitive damages and enforcement of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgement that the Lauren license agreements would terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits were consolidated.
      On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgement in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgement. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgement in our action for declaratory judgement that the Lauren agreements terminated on December 31, 2003 and dismissing our complaint. The order also stayed Jones’

claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On August 24, 2004, the Court denied our motion to reconsider its orders, and we appealed the orders.
      On March 24, 2005, the Appellate Division of the Supreme Court affirmed the lower court’s orders. On April 22, 2005, we filed a motion with the Appellate Division for reargument and/or permission to appeal its decision to the New York Court of Appeals. On June 23, 2005, the Appellate Division denied our request for reargument, but granted our motion for leave to appeal to the Court of Appeals. If the Court of Appeals does not reverse the Appellate Division’s decision, the case will go back to the lower court for a trial on damages. Although we intend to continue to defend the case vigorously, in light of the Appellate Division’s decision we recorded a reserve of $100.0 million during Fiscal 2005. This charge represents management’s best estimate at this time of the loss incurred. No discovery has been held, and the ultimate outcome of this matter could differ materially from the reserved amount.
      As described in more detail in Note 20 to our consolidated financial statements included in this form 10-K, we are subject to various claims relating to allegations of a security breach of our retail point of sale system, including fraudulent credit card charges, the cost of replacing cards and related monitoring expenses and other related claims. The Company is unable to predict whether further claims will be asserted. The Company has contested and will continue to vigorously contest the claims made against it and continues to explore its defenses and possible claims against others. The Company has recorded a reserve of $6.2 million representing management’s best estimate of the loss incurred in the fourth quarter of Fiscal 2005 relating to this matter. The ultimate outcome of these matters could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated liquidity.
      On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against us and our Polo Retail, LLC subsidiary in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgement on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgement with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. The parties are engaged in settlement discussions, and during Fiscal 2005 we recorded a reserve for our estimate of the settlement cost, the amount of which is not material.
      On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleges near identical claims to those in the federal class action. The class representatives consist of former employees and the plaintiff in the federal court action. Defendants in this class action include us and our subsidiaries Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. and San Francisco Polo, Ltd. as well as a non-affiliated corporate defendant and two current managers. As in the federal action, the complaint seeks an unspecified amount of actual and punitive restitution of monies spent, and declaratory relief. The state court class action has been stayed pending resolution of the federal class action.
      On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our trademarks. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserts claims related to our actions in our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stemmed from our contacts with the United States

Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims have now been settled, except for the Company’s claims that the defendants violated the Company’s trademark rights. We did not pay any damages in this settlement. On July 30, 2004, the Court denied all motions for summary judgement and set a trial date for October 3, 2005.
      On December 5, 2003, United States Polo Association, USPA Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) filed a Demand for Arbitration against the Company in Sweden under the auspices of the International Centre for Dispute Resolution seeking a declaratory judgement that USPA’s so-called Horseman symbol does not infringe on Polo Ralph Lauren’s trademark and other rights. No claim for damages was stated. On February 19, 2004, we answered the Demand for Arbitration, contesting the arbitrability of USPA’s claim for declaratory relief. We also asserted our own counterclaim, seeking a judgement that the USPA’s Horseman symbol infringes on our trademark and other rights. We also sought injunctive relief and damages in an unspecified amount. On November 1, 2004, the panel of the International Centre for Dispute Resolution hearing the arbitration between us and the United States Polo Association, United States Polo Association Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) in Sweden rendered a decision rejecting the relief sought by USPA and holding that their so-called Horseman symbol infringes on our trademark and other rights. The arbitral tribunal awarded us damages in excess of 3.5 million Swedish Krona, or $0.5 million based on the exchange rate at April 2, 2005, and ordered USPA to discontinue the sale of, and destroy all remaining stock of, clothing bearing its Horseman symbol in Sweden. This award will be recorded when received.
      On October 29, 2004, we filed a demand for arbitration against the United States Polo Association and United States Polo Association Polo Properties, Inc. in the United Kingdom under the auspices of the International Centre for Dispute Resolution seeking a judgement that the Horseman symbol infringes on our trademark and other rights, as well as injunctive relief. Subsequently, the United States Polo Association and United States Polo Association Properties, Inc. agreed not to distribute products bearing the Horseman symbol in the United Kingdom or any other member nation of the European Community. Consequently, we withdrew our arbitration demand on December 7, 2004.
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
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 2, 2005.

PART II

Item 5.	Market for Registrants’ Common Equity and Related Stockholders Matters
      Our Class A common stock is traded on the New York Stock Exchange under the symbol “RL.” The following table sets forth the high and low closing prices per share of the Class A common stock for each quarterly period in our two most recent fiscal years, as reported on the NYSE Composite Tape.

	Market Price
	of Class A
	Common Stock

	High	Low

Fiscal 2005:
First Quarter	$37.05	$31.23
Second Quarter	38.57	31.01
Third Quarter	42.83	33.75
Fourth Quarter	42.59	37.40
Fiscal 2004:
First Quarter	$27.93	$21.25
Second Quarter	30.10	25.06
Third Quarter	31.52	25.96
Fourth Quarter	35.35	27.28
      On May 20, 2003 our Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on our Class A common stock. Approximately $20.4 million was recorded as a reduction to retained earnings during Fiscal 2005 in connection with these dividends.
      As of June 10, 2005, there were 1,428 holders of record of our Class A common stock and 11 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren and related entities and are convertible at any time into shares of Class A common stock on a one-for-one basis and may not be transferred to anyone other than affiliates of Mr. Lauren.
      The following table sets forth the repurchases of our common stock during the Fiscal quarter ended April 2, 2005.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total Number		Shares (or Units)	Shares (or Units)
	of Shares		Purchased as Part of	That May Yet be
	(or Units)	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs

January 2, 2005 to January 29, 2005	—	—	—	—	(1)
January 30, 2005 to February 26, 2005	—	—	—	—
February 27, 2005 to April 2, 2005	—	—	—	—
Total	—	—	—	—

(1)	The Company has two Class A stock repurchase plans. The initial plan was first publicly announced in March 1998, and the extension of this Plan thru April 1, 2006 was announced on May 26, 2004. Approximately $22.5 million in shares may yet be repurchased under this plan. The second plan was first publicly announced on February 2, 2005. This plan provides for the repurchase of up to an additional $100 million of Class A Common stock. No repurchases have been made under this plan, which does not have a termination date.

Item 6.	Selected Financial Data
      The table below provides selected consolidated financial data for each of our last five fiscal years. We derived the income statement data for each of our last three fiscal years in the period ended April 2, 2005 and the balance sheet data as of April 2, 2005 and April 3, 2004 from our consolidated financial statements and the accompanying notes, which are included elsewhere in this Annual Report on Form 10-K, and were audited by Deloitte & Touche LLP, our independent registered public accounting firm. The information for the fiscal years ended April 3, 2004, March 29, 2003, March 30, 2002 and March 31, 2001 has been restated to reflect certain lease accounting and other corrections as well as the consolidation of Ralph Lauren Media beginning in Fiscal 2004 (see Note 2 to our consolidated financial statements included in this Annual Report). You should read this consolidated financial data together with our consolidated financial statements and the notes to those financial statements as well as the discussion in this Form 10-K under the caption Item 7  — “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS” included elsewhere.

	Fiscal Year Ended(1)

	April 2,	April 3,	March 29,	March 30,	March 31,
	2005	2004	2003	2002(2)	2001

		(As	(As	(As	(As
		Restated)(3)	Restated)(3)	Restated)(4)	Restated)(4)
	(In thousands, except per share data)
Statements of Income:
Net sales	$3,060,685	$2,380,844	$2,189,321	$2,122,333	$1,982,419
Licensing revenue	244,730	268,810	250,019	241,374	243,355

Net revenues	3,305,415	2,649,654	2,439,340	2,363,707	2,225,774
Cost of goods sold	1,620,869	1,326,335	1,231,739	1,216,904	1,162,727

Gross profit	1,684,546	1,323,319	1,207,601	1,146,803	1,063,047
Selling, general and administrative expenses	1,382,520	1,032,862	902,303	837,478	826,649
Restructuring charge	2,341	19,566	14,443	16,000	123,554

Income from operations	299,685	270,891	290,855	293,325	112,844
Foreign currency (gains) losses	(6,072)	1,864	529	(1,820)	(5,846)
Interest expense	6,391	10,000	13,502	19,033	25,113

Income before provision for income taxes	299,366	259,027	276,824	276,112	93,577
Provision for income taxes	107,336	93,875	101,141	103,545	36,913

Income after tax, before other expense (income)	192,030	165,152	175,683	172,567	56,664
Other expense (income), net	1,605	(4,077)	—	—	—

Net income	$190,425	$169,229	$175,683	$172,567	$56,664

Net income per share — Basic	$1.88	$1.71	$1.79	$1.77	$0.59

Net income per share — Diluted	$1.83	$1.68	$1.77	$1.75	$0.58

Dividends declared per share	$0.20	$0.20	$—	$—	$—

Weighted-average common shares outstanding — Basic	101,519	98,977	98,331	97,470	96,773

Weighted-average common shares outstanding — Diluted	104,010	100,960	99,263	98,522	97,446

	Fiscal Year Ended(1)

	April 2,	April 3,	March 29,	March 30,	March 31,
	2005	2004	2003	2002	2001

		(As	(As	(As	(As
		Restated)	Restated)	Restated)	Restated)
		(3)	(3)	(4)	(4)
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$350,485	$352,335	$343,606	$244,733	$102,219
Working capital	791,353	781,951	662,386	617,465	462,144
Inventories	430,082	373,170	363,771	349,818	425,594
Total assets	2,726,669	2,297,552	2,052,388	1,762,743	1,635,513
Total debt	290,960	277,345	349,437	318,402	383,100
Stockholders’ equity	1,675,708	1,415,447	1,205,583	993,027	803,892

Notes:

(1)	All periods presented represent a 52-week year, except Fiscal 2004, which represents a 53-week year.

(2)	Effective December 31, 2001, for reporting purposes the Company changed the fiscal year ends of its European subsidiaries as reported in the consolidated financial statements to the Saturday closest to March 31 to conform with the fiscal year end of the Company. Previously, certain of the European subsidiaries were consolidated and reported on a three-month lag with a fiscal year ending December 31. Accordingly, the net activity shown below for the three-month period ended December 29, 2001, for those European subsidiaries is reported as an adjustment to Retained earnings in the fourth quarter of fiscal 2002 in the accompanying financial statements:

Three-Months Ended
December 29, 2001

As Restated
(4)
(Dollars in millions)
Net sales	$49.5
Gross profit	25.5
Loss before benefit from income taxes	(0.7)
Benefit from income taxes	0.3
Net loss	$(0.4)
      Net income for the year ended March 30, 2002, for the consolidated company as if the European subsidiaries remained on a three-month lag would have been as follows:

Twelve-Months Ended
March 30, 2002

As Restated
(4)
(Dollars in millions)
Net revenues	$2,286.9
Gross profit	1,105.8
Income before income taxes	255.6
Provision for income taxes	(95.8)
Net income	$159.8

(3)	See Note 2 to our consolidated financial statements included in this Form 10-K.

(4)	Fiscal 2002 and Fiscal 2001 have been restated to reflect the lease accounting adjustments discussed in Note 2 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis is a summary and should be read together with our consolidated financial statements and the accompanying notes, which are included in this Annual Report on Form 10-K. We use a 52-53 week fiscal year ending on the Saturday nearest March 31. References to “Fiscal 2005” represent the 52-week fiscal year ended April 2, 2005. References to “Fiscal 2004” represent the 53-week fiscal year ended April 3, 2004, and references to “Fiscal 2003” represent the 52-week fiscal year ended March 29, 2003.
Overview
      We operate in three integrated segments: wholesale, retail and licensing.
      Wholesale consists of women’s, men’s and children’s apparel. Teams comprising design, merchandising, sales and production staff work together to develop product groupings that are organized to convey a variety of design concepts. This segment includes the Polo Ralph Lauren product lines as well as Lauren, Blue Label, Polo Golf, RLX Polo Sport, Women’s Ralph Lauren Collection and Black Label, and Men’s Purple Label Collection.
      Retail consists of our worldwide Ralph Lauren retail operations that sell our product through Ralph Lauren, Club Monaco full-price and outlet stores and Rugby full-price stores as well as Ralph Lauren Media, our 50% owned e-commerce joint venture, which sells product over the Internet.
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
Restatement of Previously Issued Financial Statements
      We have restated our prior years’ financial statements for the following items.
      As a result of the clarifications contained in the February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants regarding certain specific lease accounting issues, we initiated a review of the Company’s lease accounting practices. Management and the Audit Committee of the Company’s Board of Directors determined that our accounting practices were incorrect with respect to rent holiday periods and the classification of landlord incentives and the related amortization. We have made all appropriate adjustments to correct these errors for all periods presented.
      In periods prior to the fourth quarter of fiscal 2005, we had recorded straight-line rent expense for store operating leases over the related store’s lease term beginning with the commencement date of store operations. Rent expense was not recognized during any build-out period. To correct this practice, we have adopted a policy in which rent expense is recognized on a straight-line over the stores’ lease term commencing with the start of the build-out period (the effective lease-commencement date). The adoption of this policy resulted in a reduction in operating income of $2.9 million for Fiscal 2004 and a $2.4 million increase in operating income for Fiscal 2003.
      Prior to the fourth quarter of fiscal 2005, we had classified tenant allowances (amounts received from a landlord to fund leasehold improvement) as a reduction of property and equipment rather than as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, our statements of cash flow had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. Correcting these items resulted in an increase to each of net property and equipment and deferred lease incentive liabilities of $11.4 million and $20.6 million, respectively, at April 3, 2004. Additionally, for each of the fiscal years in the two-year period ended April 3, 2004, the reclassification of the amortization of deferred lease incentives resulted in a decrease to rent expense and a corresponding increase to depreciation expense of $2.1 million and $0.9 million, respectively. A $5.5 million decrease was recorded to retained earnings as of March 30, 2002 as a result of this restatement.
      In January 2000, we formed Ralph Lauren Media, LLC as a joint venture with the National Broadcasting Company. Under this 30-year joint venture agreement, Ralph Lauren Media is owned 50% by the Company and 37.5% by NBC and 12.5% by ValueVision Media. We had used the equity method of accounting for our investment in the joint venture since its inception.
      On December 24, 2003, the Financial Accounting Standard Board (“FASB”) issued FIN 46R, which is applicable for financial statements issued for reporting periods ending after March 15, 2004. The Company considered the provisions of FIN 46R in its fiscal 2004 financial statements and made the determination that Ralph Lauren Media was a variable interest entity (“VIE”) under FIN 46R. At that time the Company also determined that it was not the primary beneficiary under FIN 46R and, therefore, was not required to consolidate the results of Ralph Lauren Media. Upon subsequent review the Company has now concluded that its determination in 2004 was incorrect and that consolidation of Ralph Lauren Media into the Company’s financial statements was required as of April 3, 2004. The impact on the Company’s balance sheet as of April 3, 2004 is to increase assets by approximately $18 million and liabilities by approximately $9 million and minority interest by approximately $9 million. Previously, the Company accounted for this joint venture using the equity method of accounting, under which we recognized our share of Ralph Lauren Media’s operating results based on our share of ownership and the terms of the joint venture agreement. As a result, there is no impact from the consolidation on prior year’s reported earnings.
      We also corrected the classification of the net loss recorded on the disposal of property and equipment from the investing activities section to the operating activities section within the Statement of Cash Flows for Fiscal 2004 and Fiscal 2003.
      Further, upon review of the Fiscal 2004 Statement of Cash Flows, we concluded that certain foreign exchange results previously classified as “Effect of exchange rate changes on cash and cash equivalents and net investment in foreign subsidiaries” should be classified as operating activities and have made these corrections as part of the restatement.
      See Notes 2 and 22 to our consolidated financial statements included in this Form 10-K for a summary of the effects of the restatements of previously issued financial statements to reflect the above items. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these restatements.
Fiscal 2005 Overall Results
      During Fiscal 2005, overall revenue increased $655.8 million, or 24.7%, primarily as a result of the acquisition of the Childrenswear business, the presence of the Lauren line in our wholesale segment for a full year and strong growth in our retail segment, partially offset by sales declines in our Men’s wholesale business due to a planned reduction in off price sales. Our licensing revenue decreased $24.1 million, or 9.0%, as a result of loss of licensing income from the Lauren and Childrenswear labels.
      Gross profit increased $361.2 million, or 27.3%, and our gross margin as a percentage of sales (gross margin rate) increased to 51.0% from 49.9% in Fiscal 2004. The increasing gross margin rate reflects the benefits of advertising, improved product mix and a continued focus on inventory management, partially offset by decreases in licensing income as a result of the acquisition of the Lauren and Childrenswear lines.
      Operating expenses increased $349.7 million or 33.9%, primarily as a result of litigation charges recorded in the amount of $106.2 million and the addition of expenses associated with the Childrenswear business, a full year’s expenses for the Lauren business and increased operating expenses associated with our growth in retail sales.
      During Fiscal 2005, we recorded restructuring charges of $2.3 million. These charges are primarily composed of additional severance costs for the consolidation of our European business.

      Our international operating results were affected by foreign exchange rate fluctuations. However, the increase in net sales due to the strengthening Euro and Canadian dollar was generally offset by a comparable increase in cost of sales and operating expenses.
Balance Sheet
      Our financial position remains strong. Our cash and cash equivalents decreased to $350.5 million and our cash and cash equivalents net of debt position decreased $15.5 million, primarily as a result of the purchase of the Childrenswear business and an increase in our debt due to the strengthening of the Euro. Cash flow from operations increased by $168.4 million primarily as a result of increased sales and gross profits. We intend to pay the approximately $110 million purchase price for the pending purchase of our footwear licensee out of our cash and cash equivalents.
Recent Developments
      As described in Item 1 — BUSINESS — “Recent Developments” and Item 3 — “LEGAL PROCEEDINGS,” we have recorded a reserve of $100.0 million in connection with our litigation with Jones Apparel Group, Inc. over the termination of the Lauren product line license previously held by Jones. On March 24, 2005, the Appellate Division of the New York Supreme Court affirmed the lower Court’s orders in favor of Jones. We filed a motion with the Appellate Division for reargument and/or permission to appeal its decision to the New York Court of Appeals, and on June 23, 2005, the Appellate Division denied our request for reargument but granted our motion for leave to appeal to the Court of Appeals. If the Court of Appeals does not reverse the Appellate Division’s decision, the case will go back to the lower court for a trial on damages. Although we intend to continue to defend the case vigorously, in light of the Appellate Division’s decision we recorded a charge of $100.0 million during Fiscal 2005 to establish a reserve for this litigation. This charge represents management’s best estimate at this time of the loss incurred. No discovery has been held, and the ultimate outcome of this matter could differ materially from the reserved amount. Jones is seeking compensatory damages of $550.0 million plus punitive damages relating to our alleged tortuous interference in the non-compete and confidentiality provisions of Jackwyn Nemerov’s former employment agreement with Jones. If Jones were to be awarded the full amount of damages it seeks, the award would have a material adverse effect on our results of operations and financial position.
      The royalties that we received pursuant to the “Lauren” license agreements and “Ralph” license agreements represented revenues of approximately $23.0 million and $3.9 million, respectively, in Fiscal 2004 prior to the termination of these licenses on December 31, 2003 and $37.4 million and $5.3 million respectively during Fiscal 2003. In total, royalties received from Jones (consisting solely of royalties from the “Polo Jeans” license agreements, since the termination of the Lauren and Ralph licenses), accounted for 7.2%, 17.2% and 27.2% of our aggregate licensing revenue for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.
      As described in more detail in Note 21 to our consolidated financial statements included in this Form 10-K, we are subject to various claims relating to an alleged security breach of our retail point of sale system, including fraudulent credit card charges, the cost of replacing cards and related monitoring expenses and other related claims. We are unable to predict the extent to which further claims will be asserted. We have contested and will continue to vigorously contest the claims made against it and continues to explore its defenses and possible claims against others. We have established a reserve of $6.2 million on its balance sheet relating to this matter, representing management’s best estimate at this time of the loss incurred. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on consolidated financial position or liquidity.
      In June 2003, one of our licensing partners, WestPoint Stevens, Inc., and certain of its affiliates (“WestPoint”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. WestPoint produces bedding and bath product in our Home Collection. On December 19, 2003, the United States Bankruptcy Court approved an amended licensing agreement between WestPoint and us, which provides for the same royalty rate and minimum royalties that are not materially lower than under the previous agreement. On June 24, 2005, American Real Estate Properties, LP, an entity controlled by investor Carl Icahn, won the U.S. Bankruptcy Court approved bidding process for WestPoint’s assets, subject to final confirmation at a hearing to be held August 17, 2005. The Company believes that the new owners will continue the relationship on satisfactory terms. The contract with WestPoint Stevens expires in December of 2005.
Recent Acquisitions
      On May 23, 2005, the Company entered into a definitive agreement with Reebok International, Ltd to acquire all the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc, the global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok International Ltd (collectively, the “Footwear Business”). The purchase price for the acquisition of the Footwear Business will be approximately $110 million in cash payable at closing, subject to certain closing adjustments. Payment of the purchase price will be funded by cash on hand and lines of credit as required. In addition, the Footwear Licensee and certain of its affiliates have entered into a transition services agreement with us to provide a variety of operational, financial and information systems services over a period of twelve to eighteen months. The closing of the proposed transaction is subject to customary conditions, including the receipt of certain third party consents and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The closing of the transaction is anticipated to occur in July 2005.
      On July 2, 2004, we completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $263.5 million including transaction costs. The purchase price includes deferred payments of $15 million over the next three years, and we have agreed to assume certain liabilities. Additionally, we agreed to pay up to an additional $5 million in contingent payments if certain sales targets are attained. During the third quarter, we recorded a $5 million liability for this contingent purchase payment because we believe it is probable the sales targets will be achieved. This amount was recorded as an increase in goodwill. RL Childrenswear Company, LLC was our licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with this acquisition, we recorded fair values for assets and liabilities as follows: inventory of $26.6 million, property and equipment of $7.5 million, intangible assets, consisting of non-compete agreements, valued at $2.5 million and customer relationships, valued at $29.9 million, other assets of $1.0 million, goodwill of $208.3 million and liabilities of $12.3 million.
      The results of operations for the Childrenswear line for the period are included in the consolidated results of operations commencing July 2, 2004, for the year ended April 2, 2005.
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
      The following pro forma amounts reflect adjustments for purchases made by us from Childrenswear, licensing royalties paid to us by Childrenswear, amortization of the non-compete agreements, lost interest income on the cash used for the purchase and the income tax effect based upon unaudited pro forma effective tax rate of 35.5% in Fiscal 2005 and Fiscal 2004. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition. The unaudited pro forma amounts include material non recurring charges of approximately $7.4 million that are recorded within Cost of goods sold related to the write up to fair value of inventory as part of the preliminary purchase price allocation (dollars in thousands, except per share amounts).

	For the Year Ended

	April 2,	April 3,
	2005	2004

	(Unaudited)	(Unaudited)
Net revenue	$3,359,168	$2,858,458
Net income	195,338	186,164
Net income per share — Basic	$1.92	$1.88
Net income per share — Diluted	$1.88	$1.84
Restructurings
      During Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate our business operations. The major initiatives of the plan included the following: consolidation of our headquarters from five cities in three countries to one location, the consolidation of our European logistics operations to Italy and the migration of all European information systems to a standard global system. In connection with the implementation of this plan, the Company recorded a restructuring charge of $2.1 million, $7.9 million and $14.4 million during Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. $23.3 million had been paid through April 2, 2005 in connection with this implementation. The remaining balance which consists primarily of lease termination costs will be paid over the life of the lease.
      During Fiscal 2001, we implemented the 2001 Operational Plan. Due to real estate market factors that were less favorable than originally estimated, we recorded an additional $10.4 million charge during Fiscal 2004. The remaining balance which consists primarily of lease termination costs will be paid over the life of the lease.
Results of Operations
      The table below sets forth results in millions of dollars and the percentage relationship to net revenues of certain items in our consolidated statements of income for our last three fiscal years:

	Fiscal Year Ended

	April 2,	April 3,	March 29,	April 2,	April 3,	March 29,
	2005	2004	2003	2005	2004	2003

Net sales	$3,060.7	$2,380.9	$2,189.3	92.6%	89.9%	89.8%
Licensing revenue	244.7	268.8	250.0	7.4%	10.1%	10.2%

Net revenues	3,305.4	2,649.7	2,439.3	100.0%	100.0%	100.0%

Gross profit	1,684.5	1,323.3	1,207.6	51.0%	49.9%	49.5%
Selling, general and administrative expenses	1,382.5	1,032.9	902.4	41.8%	39.0%	37.0%
Restructuring charge	2.3	19.5	14.4	0.1%	0.7%	0.6%

Income from operations	299.7	270.9	290.8	9.1%	10.2%	11.9%
Foreign currency (gains) losses	(6.1)	1.9	0.5	(0.2)%	—	—
Interest expense	6.4	10.0	13.5	0.2%	0.4%	0.6%

Income before provision for income taxes and Other expense (income)	299.4	259.0	276.8	9.1%	9.8%	11.3%
Provision for income taxes	107.4	93.9	101.1	3.3%	3.5%	4.1%
Other expense (income), net	1.6	(4.1)	—	0.0%	(0.1)%	—

Net income	$190.4	$169.2	$175.7	5.8%	6.4%	7.2%

Fiscal 2005 Compared to Fiscal 2004
      Net Revenues. Net revenues for Fiscal 2005 were $3.3 billion, an increase of $655.8 million over net revenues for Fiscal 2004. Wholesale revenues primarily increased as a result of the sale of Lauren and Childrenswear products. These increases were partially offset by decreased sales elsewhere in our wholesale business primarily driven by planned reductions in off price sales in our men’s, women’s and European business as well as the loss of the Lauren and Ralph royalties from Jones. The increase in net revenues was also caused by increases in our retail segment as a result of our improved comparable retail store sales, continued store expansion and the favorable impact of the strengthening Euro. Net revenues for our business segments are provided below (Dollars in thousands).

	Fiscal Year Ended

	April 2,	April 3,	Increase
	2005	2004	(Decrease)	% Change

Net revenues:
Wholesale	$1,712,040	$1,210,397	$501,643	41.4%
Retail	1,348,645	1,170,447	178,198	15.2%
Licensing	244,730	268,810	(24,080)	(9.0)%

Total Net Revenue	$3,305,415	$2,649,654	$655,761	24.7%

      Wholesale net sales — the increase primarily reflects:

•	incremental increase from the Lauren line of approximately $280.5 million in the current year due to the inclusion of a full year’s sales versus one quarter’s sales in the prior year;

•	inclusion of sales from the newly acquired Childrenswear line of $180.2 million commencing July 2, 2004;

•	a $51.2 million decrease in the domestic men’s wholesale business, which resulted from a planned reduction in off-price sales and a reduction in spring sales due to a planned reduction of sales to lower margin customers; and

•	increases in the European wholesale business of approximately $37.4 million on a constant dollar basis, as well as a $28.4 million favorable impact due to a stronger Euro in the current period.
      Retail net sales — the increase primarily reflects:

•	a $21.2 million, or 5.5%, increase in comparable full price store sales and a $27.5 million, or 3.9%, increase in comparable outlet store sales. Sales increased $16.3 million, or 4.2%, in comparable full-price stores and a $21.8 million, or 3.1%, in comparable outlet stores on a constant dollar basis. Excluding the extra week in Fiscal 2004, comparable store sales increased 6.1% and 4.9% in full-price and outlet stores, respectively, on a constant dollar basis. Comparable store sales information includes both Ralph Lauren stores and Club Monaco stores.

•	the inclusion of $60.6 million of sales as a result of consolidation of RL Media.

•	worldwide store expansion. During Fiscal 2005, the Company added 30 stores and closed 13 stores. Our total store count at April 2, 2005 was 278 stores compared to 261 stores at April 3, 2004.

•	the stronger Euro during the current year, which accounted for approximately $14.7 million of the increase in net sales.
      Licensing revenue — the decrease primarily reflects:

•	the elimination of $34.6 million of royalties from our domestic licensing business due to the acquisition of the Childrenswear business and a full year without royalties from the Lauren licensee.

•	a $13.1 million increase in international licensing.

      Gross Profit. Gross profit increased $361.2 million, or 27.3%, for Fiscal 2005 compared to Fiscal 2004. Gross profit as a percentage of net revenues increased to 51.0% from 49.9% primarily as a result of improved margins in our wholesale and retail businesses driven by reduced markdowns and our inventory management initiatives. Partially offsetting these improvements is the loss of licensing revenues from the Lauren and Childrenswear lines.
      Selling, General and Administrative Expenses. SG&A increased $349.7 million, or 33.9%, to $1.383 billion during Fiscal 2005 from $1.033 billion in Fiscal 2004. SG&A as a percent of net revenues increased to 41.8% from 39.0%. The increase in SG&A was primarily driven by:

•	the charge of $100.0 million recorded in connection with the Jones litigation and the charge of $6.2 million recorded in connection with the credit card matter.

•	higher selling salaries and related costs of $84.8 million, on a constant dollar basis, in connection with the increase in retail sales and worldwide store expansion.

•	approximately $19.8 million of the increase in SG&A was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro Fiscal 2005.

•	expenses of $29.6 million as a result of the consolidation of Ralph Lauren Media.

•	incremental expenses of $22.3 million associated with a full year’s activity in the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred and reduced royalty revenues received.

•	expenses of $37.8 million associated with the newly acquired Childrenswear business.
      Restructuring Charge. We recorded restructuring charges of $2.3 million during Fiscal 2005, compared to restructuring charges of $19.6 million during Fiscal 2004. The Fiscal 2005 restructuring charge is primarily comprised of additional contract termination and severance costs related to the consolidation of our European business operations.
      Income (Loss) from Operations. Income from operations increased $28.8 million, or 10.6%, in Fiscal 2005 compared to Fiscal 2004. This increase was primarily driven by an increase in wholesale and retail operating profits that was partially offset by an increase in SG&A costs driven by the items noted above. These increases were partially offset by a decrease in the licensing segment’s profits due to the loss of the Lauren and Childrenswear royalties. Income from operations was not significantly impacted by the stronger Euro and Canadian dollar, because the increased sales resulting from exchange rate fluctuations were substantially offset by a comparable increase in expenses. Income from operations for our business segments are provided below (Dollars in thousands).

	Fiscal Year Ended

	April 2,	April 3,	Increase
	2005	2004	(Decrease)	% Change

Income (Loss) from operations
Wholesale	$299,710	$143,080	$156,630	109.5%
Retail	82,788	55,717	27,071	48.6%
Licensing	159,537	191,575	(32,038)	(16.7)%

	542,035	390,372	$151,663	38.9%

Less: Unallocated Corporate expense	(133,809)	(99,915)	(33,894)	(33.9%)

Unallocated legal and restructuring charges	(108,541)	(19,566)

Income from operations	$299,685	$270,891

      Wholesale operating income increased primarily as a result of incremental net sales in our newly acquired Childrenswear business and a full year of activity in the Lauren business.

      Retail operating income increased primarily as a result of increased net sales and improved gross profits as a percentage of net revenues. These increases were partially offset by the increase in selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion.
      Licensing income decreased primarily due to the loss of the Lauren and Childrens royalties. This decrease was partially offset by improvements in our international licensing business.
      Unallocated Corporate Expenses increased primarily as a result of increased stock compensation expense and increased bonus accrual resulting from our increased operating income.
      Foreign Currency (Gains) Losses. The effect of foreign currency exchange rate fluctuations resulted in a gain of $6.1 million during Fiscal 2005, compared to a $1.9 million loss during Fiscal 2004. These gains are unrelated to the impact of changes in the value of the dollar when operating results of our foreign subsidiaries are converted to U.S. dollars.
      Interest Expense, Net. Interest expense decreased to $6.4 million in Fiscal 2005 from $10.0 million for Fiscal 2004. This decrease was due to the repayment of approximately $100.0 million of short-term borrowings during Fiscal 2004, as well as decreased interest rates as a result of the interest rate swaps described in “Liquidity and Capital Resources — Derivative Instruments.”
      Provision for Income Taxes. The effective tax rate was 35.9% for Fiscal 2005, compared to 36.2% for Fiscal 2004.
      Other Expense (Income), Net. Other expense (income) net was $1.6 million for Fiscal 2005. This reflects $6.4 million of income related to our 20% equity interest in Impact21, the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, net of $3.8 million of minority interest expense associated with our Japanese master license, both of which were acquired in February 2003 (excluding the additional 2% equity interest in the entity that holds the sublicenses that we acquired in May 2003). Also included in Fiscal 2005 is $4.2 million of minority interest expense for Ralph Lauren Media.
      Net Income. Net income increased for Fiscal 2005 to $190.4 million from $169.2 million for Fiscal 2004, or 5.8% and 6.4% of net revenues, respectively. Earnings per share on a fully diluted basis increased by $0.15 to $1.83 per share as a result of the increase in net income for the reasons previously discussed partially offset by an increase in diluted shares outstanding of 3.1 million due to the exercise of stock options, a higher average stock price and the award of restricted stock units to executives.

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

	Fiscal Year Ended

	April 3,	March 29,	Increase
	2004	2003	(Decrease)	% Change

Net revenues:
Wholesale	$1,210,397	$1,187,363	$23,034	1.9%
Retail	1,170,447	1,001,958	168,489	16.8%
Licensing	268,810	250,019	18,791	7.5%

Total Net Revenue	$2,649,654	$2,439,340	$210,314	8.6%

      Wholesale net sales increased primarily due to:

•	the addition of the Lauren line, which accounted for net sales of approximately $109.8 million in the current year, partially offset by:

•	a $60.4 million decrease in the domestic men’s wholesale business, which resulted from a planned reduction in off-price sales and a reduction in spring sales due to a planned reduction of sales to lower margin customers.

•	the elimination of the women’s Ralph Lauren Sport line, which accounted for net sales of approximately $12.3 million in the prior year.

•	decreases in the European wholesale business, primarily due to the soft economic conditions in Europe, of approximately $65.4 million on a constant dollar basis, offset by a $45.1 million favorable impact due to a stronger Euro in the current period.
      Retail net sales increased primarily as a result of:

•	a $43.7 million, or 14.4%, increase in comparable full-price store sales and a $48.8 million, or 7.6%, increase in comparable outlet store sales on a constant dollar basis. Excluding the extra week in Fiscal 2004, comparable store sales increased 12.2% and 5.7% in full-price and outlet stores, respectively, on a constant dollar basis. Comparable store sales for the 53 weeks increased 18.0% and 8.8% for the full price stores and the outlet stores, respectively, while comparable store sales on a 52 week basis increased 15.8% for full price stores and 6.9% for outlet stores. Comparable store sales information includes both Ralph Lauren stores and Club Monaco stores.

•	worldwide store expansion. During Fiscal 2004, the Company added 15 stores and closed 7 stores. Our total store count at April 3, 2004 was 261 stores compared to 253 stores at March 29, 2003.

•	the stronger Euro and Canadian dollar in the current period, accounted for approximately $27.0 million of the increase in net sales.
      Licensing revenue — the increase primarily reflects:

•	a $27.5 million increase in international licensing primarily due to the incremental effect of the consolidation of revenues from the Japanese master license.

•	$3.5 million increase in domestic licensing due to improvements in the footwear business.

•	the loss of $15.8 million of Lauren and Ralph royalties from Jones compared to the prior year.
      Gross Profit. Gross profit increased $115.7 million, or 9.6%, for Fiscal 2004 compared to Fiscal 2003 primarily as a result of the increases discussed above. Gross profit as a percentage of net revenues increased to 49.9% from 49.5%. This increase reflects a change in business mix, with retail sales representing 44.2% of revenues in Fiscal 2004 compared to 41.1% in Fiscal 2003 and improved margins in our Ralph Lauren and Club Monaco retail stores. The increasing gross profit rate also reflects higher realized sales dollars resulting from a combination of improved product mix as well as the benefits of advertising and targeted marketing. The rate improvement also reflects a continued focus on inventory management. Although our inventory balance at April 2, 2005 is approximately the same as it was at April 3, 2004, this primarily reflects the appreciation of the Euro, inventories related to our Lauren wholesale business and increased levels of inventory related to our retail growth offset by decreases in inventory in other lines of business.
      Selling, General and Administrative Expenses. SG&A increased $130.6 million, or 14.5%, to $1.033 billion during Fiscal 2004 from $902.3 million during Fiscal 2003. SG&A as a percent of net revenues increased to 39.0% from 37.0%. The increase in SG&A was primarily driven by:

•	Higher selling salaries and related costs of $48.7 million, exclusive of the effect of foreign currency exchange rate fluctuations in connection with the increase in retail sales and worldwide store expansion.

•	Approximately $30.4 million of the increase in SG&A was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro and Canadian dollar in Fiscal 2004.

•	Expenses of $28.1 million associated with the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred and reduced royalty revenues received.

•	$19.0 million of increased international licensing SG&A primarily due to the consolidation of incremental expenses relating to the Japanese master license.
      Restructuring Charge. We recorded restructuring charges of $19.6 million during Fiscal 2004, compared to restructuring charges of $14.4 million during Fiscal 2003. The Fiscal 2004 restructuring charge is comprised of an additional $10.4 million for lease termination costs primarily associated with two Club Monaco retail properties included in our 2001 Operational Plan due to real estate market factors that were less favorable than originally estimated, $7.9 million for additional contract termination and severance costs related to the consolidation of our European business operations (approximately $6.7 million for the wholesale business and $1.2 million for the retail business) and $1.3 million for lease termination and asset write-offs associated with the March 2004 decision to close our RRL stores. The Fiscal 2003 restructuring charge of $14.4 million related to severance and contract termination costs in connection with the consolidation of our European business operations.
      Income (Loss) from Operations. Income from operations decreased $20.0 million, or 6.9%, in Fiscal 2004 compared to Fiscal 2003. This decrease was primarily driven by a decrease in wholesale operating profits, restructuring charges, the decrease in Lauren and Ralph royalties from Jones following the license termination in December 2003 and the start up expenses associated with the Lauren line. These decreases were partially offset by an increase in the retail segment’s profits. Income from operations was not significantly impacted by the stronger Euro and Canadian dollar in Fiscal 2004 because the increased sales resulting from exchange rate fluctuations were substantially offset by a comparable increase in expenses. Income from operations for our business segments are provided below (Dollars in thousands).

	Fiscal Year Ended

	April 3,	March 29,	Increase
	2004	2003	(Decrease)	% Change

Income (Loss) from operations
Wholesale	$143,080	$166,016	$(22,936)	(13.8)%
Retail	55,717	30,707	25,010	81.4%
Licensing	191,575	200,189	(8,614)	(4.3)%

	390,372	396,912	$(6,540)	(1.6)%

Less: Unallocated Corporate expense	(99,915)	(91,614)	(8,301)	(9.1)%

Unallocated restructuring charge	(19,566)	(14,443)

Income from operations	$270,891	$290,855

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
      Interest Expense. Interest expense decreased to $10.0 million in Fiscal 2004 from $13.5 million for Fiscal 2003. This decrease was due to the repayment of approximately $100.0 million of short-term borrowings during Fiscal 2004, as well as decreased interest rates as a result of the May 2003 interest rate swap described in “Liquidity and Capital Resources — Commitments — Derivative Instruments.”
      Provision for Income Taxes. The effective tax rate was 36.2% for Fiscal 2004 compared to 36.5% for Fiscal 2003.
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
      Net Income. Net income decreased for Fiscal 2004 to $169.2 million from $175.7 million for Fiscal 2003, or 6.4% and 7.2% of net revenues, respectively. Earnings per share on a fully diluted basis decreased by $0.09 to $1.68 per share as a result of the decrease in net income for the reasons previously discussed and an increase in diluted shares outstanding of 1.7 million due to the exercise of stock options, a higher average stock price and the award of restricted stock units to executives.

Liquidity and Capital Resources
      Our primary ongoing cash requirements are to fund growth in working capital (primarily accounts receivable and inventory) to support projected sales increases, acquisitions, construction and renovation of shop-within-shops, investment in the technological upgrading of our distribution centers and information systems, expenditures related to retail store expansion, acquisitions, dividends, and other corporate activities. Sources of liquidity to fund ongoing and future cash requirements include cash flows from operations, cash and cash equivalents, credit facilities and other borrowings. We anticipate funding the approximately $110 million purchase price of the pending Footwear Business through the use of our cash and cash equivalents.

Fiscal 2005 Compared to Fiscal 2004
      We ended Fiscal 2005 with $350.5 million in cash and cash equivalents and $291.0 million of debt outstanding compared to $352.3 million and $277.3 million of cash and cash equivalents and debt outstanding, respectively, at April 3, 2004. This represents a $15.5 million decrease in our cash net of debt position over the last twelve months which is primarily attributable to the following factors: the use of $241.9 million of cash to purchase the Childrenswear business and an increase in Euro debt of $13.6 million as a result of the strengthening of the Euro, partially offset by increased cash flow from operations and increased proceeds received from the exercise of stock options. Additionally, capital expenditures were $174.1 million for Fiscal 2005 compared to $126.3 million in Fiscal 2004.
      As of April 2, 2005, we had $291.0 million outstanding in long-term Euro debt based on the year-end Euro exchange rate, an increase of $13.6 million from Fiscal 2004. The increase was entirely due to changes in the Euro to Dollar exchange rate. We were also contingently liable for $29.8 million in outstanding letters of credit primarily related to commitments for the purchase of inventory. The weighted-average interest rate on our borrowings at April 2, 2005 was 3.4%.
      Accounts receivable increased $14.0 million primarily as a result of the inclusion in Fiscal 2005 $30.4 million in Childrenswear accounts receivable and a $7.4 million impact of the strengthening Euro, partially offset by decreases in accounts receivable in our Lauren and men’s divisions resulting from the timing of payments.
      Inventories increased $56.9 million in Fiscal 2005. The inception of the Childrenswear line was responsible for a $23.4 million increase, our men’s business had an increase in inventory of $17.8 million, primarily as a result of increased summer bookings. The strengthening of the Euro caused a $6.7 million increase in inventory.
      Accounts payable decreased $4.5 million compared to Fiscal 2004 primarily as result of a $12.7 million decrease in our Lauren business, partially offset by increases in other areas.
      Accrued expenses increased $129.1 million from Fiscal 2004, primarily as a result of the accrual of $100.0 million for a reserve relating to the Jones litigation as well as the addition of the Childrenswear label and increases in Europe due to the timing of year end invoice receipts.
      Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $382.0 million during Fiscal 2005 compared to $213.6 million in Fiscal 2004. This $168.4 million increase in cash flow was driven primarily by the year-over-year increases in sales and gross profit.
      During Fiscal 2003, we completed a strategic review of our European business and formalized our plans to centralize and more efficiently consolidate our business operations. In connection with the implementation of this plan, we had total cash outlays of approximately $6.2 million during the year ended April 2, 2005. We also had cash outlays of $2.4 million during Fiscal 2005 in connection with our 2001 restructuring plan, primarily related to lease termination costs. It is expected that the remaining liabilities of both plans will be paid accordance with contract terms.
      Net Cash Used in Investing Activities. Net cash used in investing activities was $417.4 million in Fiscal 2005, as compared to $134.5 million in Fiscal 2004. Both the Fiscal 2005 and Fiscal 2004 net cash used primarily reflected capital expenditures related to retail expansion and upgrading our systems and facilities, as well as shop-within-shop expenditures. The Fiscal 2005 net cash used also reflects $241.9 million for the purchase of our Childrenswear business. Our anticipated capital expenditures for Fiscal 2006 approximate $175 million.
      Net Cash Provided by Financing Activities. Net cash provided by financing activities was $31.5 million in Fiscal 2005 compared to $76.4 million used in Fiscal 2004. Cash provided by financing activities during Fiscal 2005, consisted of the payment of $21.7 million in dividends, offset by proceeds of $54.3 million from the exercise of stock options. Cash used during Fiscal 2004 primarily consisted of net repayment of short-term borrowings of $100.9 million and the payment of $14.8 million in dividends, partially offset by the $40.4 million of proceeds from the exercise of stock options.

Fiscal 2004 Compared to Fiscal 2003
      We ended Fiscal 2004 with $352.3 million in cash and cash equivalents and $277.3 million of debt outstanding compared to $343.6 million and $349.4 million of cash and cash equivalents and debt outstanding, respectively, at March 29, 2003. This represents a $80.8 million increase in our cash net of debt position over the last twelve months which is primarily attributable to the following factors: (i) reduced spending on acquisitions and investments, (ii) increased proceeds received from the exercise of stock options, (iii) partially offset by reduced cash flows from operations and an increase in Euro debt of $28.9 million as a result of the strengthening of the Euro. Additionally, capital expenditures were $126.3 million for Fiscal 2004 compared to $102.4 million in Fiscal 2003.
      As of April 3, 2004, we had $277.3 million outstanding in long-term Euro debt based on the year-end Euro exchange rate, an increase of $28.9 million from Fiscal 2003. The increase was entirely due to changes in the Euro to Dollar exchange rate. We were also contingently liable for $35.3 million in outstanding letters of credit primarily related to commitments for the purchase of inventory. The weighted-average interest rate on our borrowings at April 2, 2005 was 3.8%.
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
      Inventories decreased $9.4 million in Fiscal 2004. The inception of the Lauren line was responsible for a $34.1 million increase and the strengthening of the Euro caused a $14.3 million increase in inventory. These increases were more than offset by reductions in inventory in our retail and Men’s wholesale business as a result of improvements in our supply chain forecasting and management and reduced inventory requirements in our men’s business as a result of planned reductions in sales.
      Other current assets increased $34.7 million from Fiscal 2003 primarily as a result of increases in European Value Added Tax receivables and the effect of the timing of the fiscal year end on prepaid items.
      Accounts payable increased $7.5 million compared to Fiscal 2003 primarily as result of the addition of the Lauren line partially offset by reductions in our men’s line due to a decrease in inventory purchases and reductions in Europe due to the timing of year end invoice receipts.
      Accrued expenses increased $80.6 million primarily as a result of the addition of the Lauren line, increases in the European Value Added Tax payable, and increases in Europe due to the timing of year end invoice receipts.
      Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased to $213.6 million during Fiscal 2004, compared to $286.2 million in Fiscal 2003. This $72.6 million decrease in cash flow was driven primarily by the year-over-year changes in working capital described above and the decrease in net income of $6.5 million.
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
      Net Cash Used in Investing Activities. Net cash used in investing activities was $134.5 million in Fiscal 2004, as compared to $183.5 million in Fiscal 2003. Both the Fiscal 2004 and Fiscal 2003 net cash used primarily reflected capital expenditures related to retail expansion and upgrading our systems and facilities, as well as shop-within-shop expenditures. The Fiscal 2004 net cash used also reflects $5.4 million for an additional 2% equity interest in Impact21, the company that holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, and an additional $3.5 million primarily for additional transaction costs to acquire a 50% interest in the Japanese master license, offset by $8.9 million of cash resulting from the consolidation of RL Media, $1.0 million for an additional payment on the first earn-out payment calculation in connection with the PRL Fashions of Europe SRL acquisition and $7.5 million for the acquisition in November 2003 of a license for the use of trademarks. Fiscal 2003 net cash used, reflects $78 million primarily for the acquisition of a 50% interest in the Japanese Master license and an 18% equity interest in Impact21, the company holding the sublicenses for the Polo Ralph Lauren men’s, women’s, and jeans business in Japan.
      Net Cash Used in Financing Activities. Net cash used in financing activities was $76.4 million in Fiscal 2004 compared to $16.7 million in Fiscal 2003. Cash used in financing activities during Fiscal 2004, consisted of the net repayment of short-term borrowings of $100.9 million and the payment of $14.8 million in dividends, partially offset by proceeds of $40.4 million from the exercise of stock options. Cash used during Fiscal 2003 primarily consisted of net repayments of borrowings of $19.7 million and repurchases of common stock totaling $4.7 million, partially offset by $7.7 million of proceeds from the exercise of stock options.

Credit Facilities and Other
      In March 1998, the Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Class A common stock. Share repurchases were to be made in the open market over a two-year period. The Board of Directors has extended the stock repurchase program through April 1, 2006. Shares acquired under the repurchase program are used for stock option programs and for other corporate purposes. As of April 2, 2005, we had repurchased 4.1 million shares of our Class A common stock at an aggregate cost of $77.5 million. On February 1, 2005, our Board of Directors approved an additional stock repurchase plan which allows for the repurchase of up to an additional $100 million in our stock. No repurchases have been made under this plan, which does not have a termination date.
      In November 1999, we issued Euro 275.0 million of 6.125% notes due November 2006. Our Euro debt is listed on the London Stock Exchange. The net proceeds from the Euro offering were $281.5 million, based on the Euro exchange rate on the issuance date. Interest on the Euro debt is payable annually. A portion of these net proceeds was used to acquire Poloco S.A.S. (our principal European subsidiary), and the remaining net proceeds were retained for general corporate purposes. Through Fiscal 2005, we had repurchased Euro 47.7 million, or $43.6 million, based on Euro exchange rates at the time of repurchase of our outstanding Euro debt.
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
      The New Credit Facility, which is otherwise substantially on the same terms as the prior credit facility, provides for a $450.0 million revolving line of credit, subject to increase to $525.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on October 6, 2009. As of April 2, 2005, we had no direct borrowings outstanding under the New Credit Facility but were contingently liable for $29.8 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. We incur a financing charge of ten basis points per month on the average monthly balance of these outstanding letters of credit. Direct borrowings under the New Credit Facility bear interest, at our option, at a rate equal to (i) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus one-half of one percent, and (y) the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined in the New Credit Facility) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentage, and a margin based on our then current credit ratings.

      The New Credit Facility requires us to maintain certain financial covenants, including:

•	a minimum ratio of consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“EBITDAR”) to Consolidated Interest Expense (as such terms are described in the New Credit Facility); and

•	a maximum ratio of Adjusted Debt (as defined in the New Credit Facility) to EBITDAR.
      The New Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

•	sell or dispose of assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances or guarantees;

•	engage in transactions with affiliates; and

•	make investments.
      Upon the occurrence of an event of default under the New Credit Facility, the lenders may cease making loans, terminate the New Credit Facility, and declare all amounts outstanding to be immediately due and payable. The New Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenants described above. Additionally, the New Credit Facility provides that an event of default will occur if Mr. Ralph Lauren and related entities fail to maintain a specified minimum percentage of the voting power of our common stock. As of April 2, 2005, the Company was in compliance with all financial and non-financial debt covenants.
      In Fiscal 2003, the Board of Directors initiated a dividend program consisting of quarterly cash dividends of $0.05 per outstanding share, or $0.20 per outstanding share on an annual basis, on our common stock. Dividends of $0.05 per outstanding share declared to stockholders of record at the close of business on July 2, 2004, October 1, 2004, December 20, 2004 and April 1, 2005 were paid on July 16, 2004, October 15, 2004, January 14, 2005 and April 15, 2005, respectively.
      We expect that cash flow from operations will continue to be sufficient to fund our current level of operations, capital requirements, cash dividends and our stock repurchase plan. However, in the event of a material acquisition, material contingencies or material adverse business developments, we may need to draw on our credit facility or other potential sources of borrowing.
      As previously discussed, our ability to borrow under our credit facility is subject to our maintenance of financial and other covenants. As of April 2, 2005, we had no direct borrowings under the credit facility and were in compliance with our covenants.
      With respect to pending or threatened litigation, the only matter which could have a material adverse effect on our liquidity and capital resources is the litigation with Jones Apparel Group, Inc., in which Jones is seeking, among other things, compensatory damages of $550 million and unspecified punitive damages. See Item 3 — “LEGAL PROCEEDINGS”. As noted above, we recorded a reserve of $100 million in connection with this matter during Fiscal 2005. We continue to believe that this matter is unlikely to have a material adverse effect on our liquidity or capital resources or our ability to borrow under the credit facility.

Commitments
      The following table summarizes the Company’s contractual cash obligations by period as of April 2, 2005:

	Less than
	1 Year	1-3 Years	4-5 Years	Thereafter	Total

	(Dollars in thousands)
Inventory purchase commitments	$466,964	$—	$—	$—	$466,964
Long-term Euro debt	17,821	308,781	—	—	326,602
Capitalized leases	1,046	1,314	—	—	2,360
Operating leases	121,992	235,803	200,945	580,696	1,139,436
Additional acquisition purchase price payments	15,000	—	—	—	15,000
Other	2,150	3,700	1,250	—	7,100

Total	$624,973	$549,598	$202,195	$580,696	$1,957,462

      The long-term Euro debt cash obligation disclosed above includes the principal amount and the interest payable at the 6.125% fixed rate. We have entered into interest rate swaps, which effectively convert the interest rate on an aggregate of Euro 205.2 million of the debt to a weighted average floating rate equal to EURIBOR plus 0.738%. The remaining Euro 22.1 million of fixed rate debt (or such lesser amount should any of the debt be repurchased) incurs interest of Euro 1.3 million per annum until the repayment date of the loan.
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
      In May 2003, we terminated the cross currency rate swap and entered into an interest rate swap that will terminate in November 2006. The interest rate swap is being used to convert €105.2 million, 6.125% fixed rate borrowings into €105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap had been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimis for Fiscal 2005. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in a foreign subsidiary. As a result, changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in Accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges. On April 6, 2004 and October 4, 2004, we executed additional interest rate swaps to convert the fixed interest rate on an additional Euro 100 million of the Eurobonds to a floating rate (EURIBOR based). After the execution of these swaps, approximately Euro 22 million of the Eurobonds remained at a fixed interest rate.
      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At April 2, 2005, we had the following foreign exchange contracts outstanding: (i) to deliver Euro 94.3 million in exchange for $124.3 million through Fiscal 2005 and (ii) to deliver 11,389 million Japanese Yen in exchange for $99.6 million through Fiscal 2008. At April 2, 2005, the fair value of these contracts resulted in unrealized gain and loss, net of taxes of $1.8 million and $8.2 million, for the Euro forward contracts and Japanese Yen forward contracts, respectively.
      To the extent that any derivative instruments do not qualify for hedge accounting under SFAS No. 133, they are recorded at fair value, with all gains or losses recognized immediately in the current period earnings. In November 2002, we entered into forward contracts on 6.2 billion Japanese Yen that terminated in February 2003. While these transactions did not qualify for hedge accounting under SFAS No. 133, we entered into these forward contracts to minimize the impact of foreign exchange fluctuations on the Japanese Yen denominated purchase price described in the agreements related to the purchase of a 50% interest in the Japanese master license and an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan, which were consummated during the fourth quarter of Fiscal 2003. We recognized $2.4 million of foreign currency gains on this transaction, which are recorded in foreign currency (gains) losses in the Consolidated Statements of Income.
      We recognize gains or losses in connection with our foreign currency contracts when the cash flows they hedge take place. We recognized $10.9 million in forward losses in Fiscal 2005, and $1.9 million in Fiscal 2004 in the Consolidated Statements of Income. These charges are recorded as components of cost of sales and royalty expense in the Consolidated statement of income.
      Off-Balance Sheet Arrangements. We do not have any off-balance sheet financing arrangements or unconsolidated special purpose entities.
Seasonality of Business
      Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments to retail customers and key vacation travel and holiday shopping periods in the retail segment. As a result of the growth in our retail operations and other changes in our business, historical quarterly operating trends and working capital requirements may not be indicative of future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail sales.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies employed by the Company, including the use of estimates, are presented in Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K.
      Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations, and require management’s most difficult, subjective and complex judgements as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, accounts receivable, inventories, goodwill, other long-lived intangible assets, income taxes, accrued expenses and derivative instruments. In applying such policies, management must use some amounts that are based upon its informed judgements and best estimates. Estimates, by their nature, are based on judgements and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgement of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations.
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
      We review and refine these estimates on a quarterly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is initially recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees. During the year ending April 2, 2005 and April 3, 2004, we reduced revenues and credited customer accounts for end of season customer allowances, operational chargebacks and returns as follows:

	Year Ended

	April 2,	April 3,
	2005	2004

Beginning reserve balance	$90,269	$48,432
Amount expensed	265,340	213,645
Amount credited against customer accounts	(256,730)	(171,808)
Foreign currency translation	1,122	—

Ending reserve balance	$100,001	$90,269

      Our provisions and write offs against the reserves offsetting accounts receivable increased in fiscal 2005 due to the large increase in wholesale sales and the promotional retail environment. Ending reserve balances have increased for substantially the same reasons.
      We require that a store be open a full fiscal year before we include it in the computation of same store sales change. Stores that are closed during the fiscal year are excluded. Stores that are relocated or enlarged are also excluded until they have been in their new location for a full fiscal year.

Income Taxes
      Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by statutory tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgement is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is our policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. We established the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits. The tax provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable, Net
      In the normal course of business, we extend credit to our wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, net, as shown on the Consolidated Balance Sheets, is net of the following allowances and reserves.
      An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. Expenses of $6.0 million were recorded as an allowance for uncollectible accounts during fiscal 2005. The amounts written off against customer accounts during fiscal 2005 totaled $2.1 million, and the balance in this reserve was $11.0 million as of April 2, 2005.
      A reserve for trade discounts is established based on open invoices where trade discounts have been extended to customers and is treated as a reduction of sales.
      Estimated customer end of season allowances (also referred to as customer markdowns) are included as a reduction of sales. These provisions are based on retail sales performance, seasonal negotiations with our customers as well as historic deduction trends and an evaluation of current market conditions. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)
      A reserve for operational chargebacks represents various deductions by customers relating to individual shipments. This reserve, net of expected recoveries, is included as a reduction of sales. The reserve is based on chargebacks received as of the date of the financial statements and past experience. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)
      Costs associated with potential returns of products are included as a reduction of sales. These reserves are based on current information regarding retail performance, historical experience and an evaluation of current market conditions. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)

Inventories
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

Goodwill, Other Intangibles, Net and Long-Lived Assets
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
      The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. In evaluating an asset for recoverability, we use our best estimate of the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. In determining the future cash flows, we take various factors into account, including changes in merchandising strategy, the impact of more experienced store managers, the impact of increased local advertising and the emphasis on store cost controls. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event the future cash flows do not meet expectations.
      During the year ended April 2, 2005, we recorded a $1.3 million impairment charge related to the fixed assets at three Club Monaco retail locations.

Accrued Expenses
      Accrued expenses for employee insurance, workers’ compensation, profit sharing, contracted advertising, professional fees and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations, and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted. Our historical estimates of these costs and our provisions have not differed materially from actual results.

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
      Hedge accounting requires that at inception and at the beginning of each hedge period, we justify an expectation that the hedge will be highly effective. This effectiveness assessment involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.
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

Alternative Accounting Methods
      In certain instances, accounting principles generally accepted in the United States allow for the selection of alternative accounting methods. Our significant policies that involve the selection of alternative methods are accounting for stock options and inventories.

•	Two alternative methods for accounting for stock options are available, the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. Beginning in Fiscal 2007, we will be required to expense the fair value of stock options granted to employees (see discussion below). Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and future volatility. If the fair value method were used, diluted earnings per share for Fiscal 2004 would decrease approximately 10%. See Note 1 to the Consolidated Financial Statements.

•	Two alternative methods for accounting for wholesale inventories are the First-In, First-Out (“FIFO”) method and the Last-in, First-out (“LIFO”) method. We account for all wholesale inventories under the FIFO method. Two alternative methods for accounting for retail inventories are the retail method and the cost method. We account for all retail inventories under the cost method.

Recent Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in FASB 143, “Accounting for Asset Retirement Obligations.” We are currently evaluating the impact of FIN 47 on our financial statements.
      In December 2003, The Securities Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. SAB 104 expands previously issued guidance on the subject of Revenue Recognition and provides specific criteria which must be fulfilled to permit the recognition of revenue from transactions. We do not expect the issuance of SAB 104 to have a material effect on the consolidated results of operations or financial position.
      In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are currently evaluating the impact of FSP No. 109-2 on our consolidated financial statements.
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of FASB Statement No. 123. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for awards granted, modified or settled in fiscal years beginning after June 15, 2005. We currently account for stock options under APB No. 25. The pro forma impact of expensing options, valued using the Black Scholes valuation model, is disclosed in Note 1 of Notes to Consolidated Financial Statements. The Company is currently researching the appropriate valuation model to use for stock options. In connection with the issuance of SFAS 123R, the Securities and Exchange Commission issued Staff Accounting Bulletin number 107 (“SAB 107”) in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of SFAS 123R. We are currently evaluating the effect of SFAS 123R and SAB 107 on our financial statements with the intent of implementing this standard in Fiscal 2007.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” SFAS 153 is an amendment of Accounting Principles Board Opinion 29, “Accounting for Nonmonetary Transactions,” and eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial statements.

      In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time Sharing Transactions.” SFAS 152 is an amendment of SFAS 66 and 67 and generally requires that real estate time sharing transactions be accounted for as non retail land sales. SFAS 152 is effective for fiscal years beginning on or after June 15, 2005. The adoption of SFAS 152 is not expected to have a material impact on our financial statements.
      In November 2004, the FASB issued SFAS 151, “Inventory costs.” SFAS 151 is an amendment of Accounting Research Board Opinion number 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2004. We are currently evaluating the impact of SFAS 151 on our financial statements.
      In October 2004, the FASB Emerging Issue Task Force issued its abstract No. 04-01 (“EITF 04-01”) “Accounting for Pre-existing Relationships between the Parties to a Business Combination.” EITF 04-01 addresses the appropriate accounting treatment for portions of the acquisition costs of an entity which may be deemed to apply to Elements of a pre-existing business relationship between the acquiring company and the target company. EITF 04-01 is effective for combinations consummated after October 2004. It is therefore applicable to the pending Footwear acquisition discussed in Note 23. Historically, we had not assigned any value to pre-existing business relationships reacquired in purchase transactions. The adoption of EITF 04-01 has no effect on historical financial statements.
      In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” which was amended by FIN 46R in December, 2003. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46R apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46R required us to consolidate the assets and liabilities of RL Media. See Notes 2 and 4 to consolidated financial statements regarding Ralph Lauren Media consolidation and our interest in Ralph Lauren Media, LLC.

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
      During Fiscal 2005, there were significant fluctuations in the value of the Euro to Dollar exchange rate. In June 2002, we entered into a cross currency rate swap to minimize the impact of foreign exchange fluctuations on the long-term Euro debt and the impact of fluctuations in the interest rate on the fair value of the long-term Euro debt. In May 2003, we terminated the cross currency rate swap, and entered into an interest rate swap, to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The following quantitative disclosures are based on quoted market prices and theoretical pricing models obtained through independent pricing sources for the same or similar types of financial instruments, taking into consideration the underlying terms and maturities. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from those estimates.

Foreign Currency Exchange Rates
      We are exposed to market risk related to changes in foreign currency exchange rates. We have assets and liabilities denominated in certain foreign currencies related to international subsidiaries. At April 2, 2005, we had the following foreign exchange contracts outstanding: (i) to deliver €94.3 million in exchange for $124.3 million through Fiscal 2005 and (ii) to deliver ¥11,389 million in exchange for $99.6 million through Fiscal 2008. We believe that these financial instruments should not subject us to undue risk due to foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities, and transactions being hedged. We are exposed to credit-related losses if the counterparty to the financial instruments fails to perform its obligations. However, we do not expect the counterparty, which presently has high credit ratings, to fail to meet its obligations.
      Our primary foreign currency exposure relates to our Euro debt. As of April 2, 2005, the fair value of our fixed Euro debt was $306.9 million, based on its quoted market price as listed on the London Stock exchange and translated using Euro exchange rates in effect as of April 2, 2005. The potential increase in fair value of our fixed rate Euro debt resulting from a hypothetical 10% adverse change in exchange rates would have been approximately $30.7 million at April 2, 2005. As of April 2, 2005, a hypothetical immediate 10% adverse change in exchange rates would have had a $6.5 million unfavorable impact over a one-year period on our earnings and cash flows.

Interest Rates
      Our primary interest rate exposure relates to our fixed rate debt. The potential decrease in fair value of our fixed rate Euro debt resulting from a hypothetical 10% adverse change in interest rates would have been approximately $4.5 million at April 2, 2005. We employ a fair value hedging strategy utilizing interest rate swaps to effectively float a portion of our interest rate exposure on our fixed rate Euro debt. On April 6, 2004 and October 4, 2004, the company executed interest rate swaps to convert the fixed interest rate on an additional total of Euro 100 million of the Eurobonds to a floating rate. After the execution of this swap, approximately €22 million of Eurobonds remained at fixed interest rate.

Item 8.	Financial Statements and Supplementary Data
      See the “Index to Consolidated Financial Statements” appearing at the end of this report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures
      Disclosure Controls and procedures are the controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported with the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
      We have evaluated, under the supervision and with the participation of our management, including our Chief Executive officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the fiscal year end covered by this annual report due to the material weakness in the Company’s internal control over financial reporting described below in management’s report on internal control over financial reporting.
      (b) Management’s Report of Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles.
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. We excluded from our assessment the internal control over financial reporting at our Childrenswear, business which was acquired effective July 2, 2004 and whose financial statements reflect total assets, net sales and operating income constituting 18%, 5% and 13% of our consolidated total assets, net revenues and operating income, respectively, as of and for the fiscal year ended April 2, 2005. Based on this evaluation, management concluded that as of April 2, 2005, the Company did not maintain effective internal control over financial reporting as there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements with respect to income taxes would not be prevented or detected, on a timely basis, by Company employees in the normal course of performing their assigned functions.
      This control deficiency, which management determined to be a material weakness under the Public Company Accounting Oversight Board’s Auditing Standard No. 2, results from not having adequate resources with expertise in matters relating to the accounting for income taxes. Specifically, our controls related to the preparation and review of our income tax provision failed to prevent or detect errors in calculating the income tax provision and deferred income tax and income tax payable balances for the year ended April 2, 2005, which were identified by Deloitte & Touche, LLP, our independent registered public accounting firm. We determined that our personnel responsible for performing and reviewing the income tax provision calculation and related disclosures lack the necessary expertise and resources to evaluate in a timely manner the tax implications of certain non-routine transactions and new state and federal tax legislation and to complete a comprehensive and timely review of the income tax accounts. Prior to the completion of the audit, material adjustments were necessary to the income tax provision, current taxes payable, certain deferred tax assets and liabilities and required tax footnote disclosures to present the annual financial statements for the year ended April 2, 2005 in accordance with generally accepted accounting principles.
      Because of the material weakness described above, our management believes that, as of April 2, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of April 2, 2005 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K and incorporated herein by reference to the 2005 Annual Report to Shareholders.
      (c) Changes in internal controls over financial reporting
      The Company made no changes in its internal control over financial reporting during the fourth quarter of the fiscal year covered by this report in connection with its assessment that would materially affect its internal control over financial reporting. Subsequent to April 2, 2005, the Company hired a new Vice President of Tax and will be hiring additional full time tax accounting staff with strong tax technical and Statement of Financial Accounting Standards Number 109 skills. The Company intends to implement an ongoing training program to enhance the abilities of internal tax personnel. A detailed policy to ensure the accuracy of tax calculations and that all income tax accounts are properly reconciled will be implemented.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information relating to our directors will be set forth under the captions “(Proposal 1) ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE — Independent Committees of the Board” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s proxy statement for it’s 2005 annual meeting of stockholders (to be filed within 120 days after April 2, 2005 (“the Proxy Statement”)) and is incorporated by reference herein. Information relating to our executive officers is set forth in Item I of this report on Form 10-K under the caption “Executive Officers”.
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
      Information relating to executive and director compensation will be set forth under the captions “EXECUTIVE COMPENSATION,” “CORPORATE GOVERNANCE — Compensation of Directors” and “STOCK PERFORMANCE CHART” in the Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information at April 2, 2005.
      The following table sets forth information as of April 2, 2005 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

	(a)		(b)		(c)

	Numbers of				Number of Securities
	Securities				Remaining Available for
	to be Issued upon				Future Issuance Under
	Exercise of				Equity Compensation
	Outstanding		Weighted-Average		Plans (Excluding
	Options, Warrants		Exercise Price of		Securities Reflected in
Plan Category	and Rights		Outstanding Options ($)		Column (a))

Equity compensation plans approved by security holders	10,503,190	(1)	$25.68	(2)	8,772,226	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	10,503,190		$25.68		8,772,226

(1)	Consists of 9,626,000 options to purchase shares of our Class A Common Stock and 877,190 restricted stock units that are payable solely in shares of Class A Common Stock. Does not include 284,574 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of the outstanding stock options. No exercise price is payable with respect to the outstanding restricted stock units.

(3)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan or 1997 stock option plan for non-employee directors. An additional 284,574 outstanding shares of restricted stock granted under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan that remain subject to forfeiture are not reflected in column (c).

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
      The information required to be included by Item 14 of Form 10-K will be included under the caption “(Proposal 2) RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS — Independent Auditor Fees” in the Proxy Statement and such information is incorporated by reference herein.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1,	2. Financial Statements and Schedules. See index on Page F-1.
3. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-24733) (the “S-1”))*
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the S-1)*
10.1	Polo Ralph Lauren Corporation 1997 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.2 to the S-1)*†
10.2	Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*
10.3	U.S.A. Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, and Cosmair, Inc., and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.4 to the S-1)*
10.4	Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky Lauren and Mark N. Kaplan, as Licensor, and Cosmair, Inc., as Licensee, and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the S-1)*
10.5	Foreign Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, as Licensor, and L’Oreal S.A., as Licensee, and letter Agreements related thereto dated January 1, 1985, September 16, 1994 and October 25, 1994** (filed as Exhibit 10.6 to the S-1)*
10.6	Restated Foreign License Agreement, dated January 1, 1985, between The Polo/Lauren Company, as Licensor, and L’Oreal S.A., as Licensee, Letter Agreement related thereto dated January 1, 1985, and Supplementary Agreement thereto, dated October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.7	Amendment, dated November 27, 1992, to Foreign Design and Consulting Agreement and Restated Foreign License Agreement** (filed as Exhibit 10.8 to the S-1)*
10.8	Design Services Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones Apparel Group, Inc.** (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 28, 1998 (the “Fiscal 1998 10-K”))*
10.9	License Agreement, dated as of October 18, 1995, by and between Polo Ralph Lauren Enterprises, L.P. and Jones Apparel Group, Inc.** (filed as Exhibit 10-26 to the Fiscal 1998 10-K)*

Exhibit
Number	Description

10.10	Fiscal and Paying Agency Agreement dated November 22, 1999, among Polo Ralph Lauren Corporation, its subsidiary guarantors and The Bank of New York, as fiscal and principal paying agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 1, 2000)*
10.11	Form of Indemnification Agreement between Polo Ralph Lauren Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.12	Amended and Restated Employment Agreement, effective as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2002)*†
10.13	Amended and Restated Employment Agreement, dated as of June 17, 2003, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 28, 2003)*†
10.14	Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren†
10.15	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren†
10.16	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan as Amended as of August 14, 2003 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 27, 2003)*†
10.17	Amendment No. 1, dated July 1, 2004, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 2, 2004)*†
10.18	Restricted Stock Unit Award Agreement, dated as of July 1, 2004, between Polo Ralph Lauren Corporation and Roger N. Farah†
10.19	Restricted Stock Award Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah†
10.20	Non-Qualified Stock Option Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah†
10.21	Deferred Compensation Agreement, dated as of September 19, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah†
10.22	Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) dated March 25, 2004 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.23	Amendment No. 1, dated as of July 2, 2004, to Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.24	Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (the “Stock Incentive Plan”) (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)*†
10.25	Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the Stock Incentive Plan†
10.26	Stock Option Award Overview — U.S. containing the standard terms of stock option award under the Stock Incentive Plan†
10.27	Credit Agreement, dated as of October 6, 2004, by and among the Company, JP Morgan Chase Bank, as Administrative Agent, The Bank of New York, Fleet National Bank, SunTrust Bank and Wachovia Bank National Association, as Syndication Agents, J.P.Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, and a Syndicate of Lending Banks (filed as Exhibit 99.1 to the Form 8-K dated October 6, 2004)*†
10.28	Employment Agreement, dated as of September 4, 2004, between Polo Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended October 2, 2004)*†

Exhibit
Number	Description

10.29	Employment Agreement, dated January 3, 2005, between Polo Ralph Lauren Corporation and Tracey T. Travis (filed as Exhibit 10.1 to the Company’s 10-Q for the quarter ended January 1, 2005))*†
10.30	Amended and Restated Employment Agreement, dated as of September 8, 2003, between Polo Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 27, 2003)*†
10.31	Consulting Agreement, dated as of March 25, 2002, between Polo Ralph Lauren Corporation and Arnold H. Aronson (filed as Exhibit 10.34 to the Fiscal 2002 10-K)*†
10.32	Cross Default and Term Extension Agreement, dated May 11, 1998, among PRL USA, Inc., The Polo/ Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co., Inc. (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 28, 2002)*
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Fiscal 2003 Form 10-K)*
21.1	List of Significant Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)
31.2	Certification of Tracey T. Travis required by 17 CFR 240.13a-14(a)
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Tracey T. Travis Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

*	Incorporated herein by reference.

†	is a management contract or compensatory plan or arrangement.

**	Portions of Exhibits 10.3-10.9 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2005.

POLO RALPH LAUREN CORPORATION

By:	/s/ TRACEY T. TRAVIS

Tracey T. Travis
Senior Vice President of Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)
      Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RALPH LAUREN Ralph Lauren	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2005

/s/ ROGER N. FARAH Roger N. Farah	President, Chief Operating Officer and Director	June 30, 2005

/s/ TRACEY T. TRAVIS Tracey T. Travis	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2005

/s/ ARNOLD H. ARONSON Arnold H. Aronson	Director	June 30, 2005

/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	June 30, 2005

/s/ DR. JOYCE F. BROWN Dr. Joyce F. Brown	Director	June 30, 2005

/s/ JUDITH A. MCHALE Judith A. McHale	Director	June 30, 2005

/s/ MYRON E. ULLMAN, III Myron E. Ullman, III	Director	June 30, 2005

POLO RALPH LAUREN CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

FINANCIAL STATEMENTS
Management’s Report on Responsibility for Financial Statements	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of April 2, 2005 and April 3, 2004 (as restated)	F-6
Consolidated Statements of Income for the year ended April 2, 2005 and for the years ended April 3, 2004 and March 29, 2003 (as restated)	F-7
Consolidated Statements of Stockholders’ Equity for the year ended April 2, 2005 and for the years ended April 3, 2004 and March 29, 2003 (as restated)	F-8
Consolidated Statements of Cash Flows for the year ended April 2, 2005 and for the years ended April 3, 2004 and March 29, 2003 (as restated)	F-9
Notes to Consolidated Financial Statements	F-10
Schedule II — Valuation and Qualifying Accounts	F-44
      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
      The management of Polo Ralph Lauren Corporation is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include some amounts that are based on management’s informed judgements and best estimates.
      Deloitte & Touche LLP, an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinion on those financial statements.
      The Audit Committee of the Board of Directors, which oversees all of the Company’s financial reporting process on behalf of the Board of Directors, consists solely of independent directors, meets with the independent registered accountants, internal auditors and management periodically to review their respective activities and the discharge of their respective responsibilities. Both the independent registered accountants and the internal auditors have unrestricted access to the Audit Committee, with or without management, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.
June 30, 2005

/s/ RALPH LAUREN	/s/ TRACEY T. TRAVIS

Ralph Lauren	Tracey T. Travis

Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation
New York, New York
      We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) as of April 2, 2005 and April 3, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended April 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Polo Ralph Lauren Corporation and subsidiaries as of April 2, 2005 and April 3, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in Note 2, the accompanying consolidated financial statements as of April 3, 2004 and for the fiscal years ended April 3, 2004 and March 29, 2003 have been restated.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 2, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
DELOITTE & TOUCHE LLP
New York, New York
June 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation
New York, New York
      We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control Over Financial Reporting, that Polo Ralph Lauren Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of April 2, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of April 2, 2005, certain controls designed to prevent and detect errors related to income tax accounting and disclosures did not operate effectively. Specifically, the Company did not have enough resources with adequate expertise to identify and evaluate in a timely manner the tax implications of certain non-routine transactions and new state and federal tax legislation and to complete a comprehensive and timely review of the income tax accruals. This led to material misstatements in the income tax provision, current taxes payable, certain deferred tax assets and liabilities and required tax footnote disclosures.

      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the related financial statement schedule as of and for the year ended April 2, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of April 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 2, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for each of the three years in the period ended April 2, 2005, and the related financial statement schedule included in the index at Item 15, and our report dated June 30, 2005 expressed an unqualified opinion on those financial statements and the related financial statement schedule.
DELOITTE & TOUCHE LLP
New York, New York
June 30, 2005

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 2,	April 3,
	2005	2004

		(As Restated
		See Note 2)
	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$350,485	$352,335
Accounts receivable, net of allowances of $111,042 and $97,292	455,682	441,724
Inventories	430,082	373,170
Deferred tax assets	74,821	21,565
Prepaid expenses and other	102,693	98,357

Total current assets	1,413,763	1,287,151
Property and equipment, net	487,894	408,741
Deferred tax assets	35,973	65,542
Goodwill, net	558,858	341,603
Intangibles, net	46,991	17,640
Other assets	183,190	176,875

Total assets	$2,726,669	$2,297,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$184,394	$188,919
Income tax payable	72,148	77,736
Deferred tax liabilities	—	1,821
Accrued expenses and other	365,868	236,724

Total current liabilities	622,410	505,200
Long-term debt	290,960	277,345
Other noncurrent liabilities	137,591	99,560
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common Stock
Class A, par value $0.01 per share; 500,000,000 shares authorized; 64,016,034 and 61,498,183 shares issued and outstanding	652	620
Class B, par value $0.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Additional paid-in-capital	664,279	563,457
Retained earnings	1,090,310	921,602
Treasury Stock, Class A, at cost (4,177,600 and 4,145,800 shares)	(80,027)	(78,975)
Accumulated other comprehensive income	29,973	23,104
Unearned compensation	(29,912)	(14,794)

Total stockholders’ equity	1,675,708	1,415,447

Total liabilities and stockholders’ equity	$2,726,669	$2,297,552

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	April 2,	April 3,	March 29,
	2005	2004	2003

		(As Restated	(As Restated
		See Note 2)	See Note 2)
	(Dollars in thousands, except per share data)
Net sales	$3,060,685	$2,380,844	$2,189,321
Licensing revenue	244,730	268,810	250,019

Net revenues	3,305,415	2,649,654	2,439,340
Cost of goods sold	1,620,869	1,326,335	1,231,739

Gross profit	1,684,546	1,323,319	1,207,601
Selling, general and administrative expenses	1,382,520	1,032,862	902,303
Restructuring charge	2,341	19,566	14,443

Total expenses	1,384,861	1,052,428	916,746

Income from operations	299,685	270,891	290,855
Foreign currency (gains) losses	(6,072)	1,864	529
Interest expense	10,964	12,693	19,075
Interest income	(4,573)	(2,693)	(5,573)

Income before provision for income taxes and other expense (income), net	299,366	259,027	276,824
Provision for income taxes	107,336	93,875	101,141
Other expense (income), net	1,605	(4,077)	—

Net income	$190,425	$169,229	$175,683

Net income per share — Basic	$1.88	$1.71	$1.79

Net income per share — Diluted	$1.83	$1.68	$1.77

Weighted-average common shares outstanding — Basic	101,519	98,977	98,331

Weighted-average common shares outstanding — Diluted	104,010	100,960	99,263

Dividends declared per share	$0.20	$0.20	$—

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Common Stock		Additional		Treasury Stock at Cost		Comprehensive
			Paid-In	Retained			Income	Unearned
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss)	Compensation	Total

	(Dollars in thousands, except share data)
Balance at March 30, 2002 (as previously reported)	102,104,439	$1,021	$490,337	$602,124	3,876,506	$(73,246)	$(19,799)	$(2,242)	$998,195
Prior period adjustments	—	—	—	(5,507)	—	—	343	—	(5,164)

Balance at March 30, 2002 (as restated, see Note 2)	102,104,439	$1,021	$490,337	$596,617	3,876,506	$(73,246)	$(19,456)	$(2,242)	$993,031

Comprehensive income:
Net income (as restated, see Note 2)				175,683
Foreign currency translation adjustments, net of income tax provision of $7.5 million (as restated, see Note 2)							47,551
Net unrealized gains and losses on hedges reclassified into earnings, net							794
Unrealized loss on hedges, net							(17,223)
Total comprehensive income									206,805
Repurchases of common stock					229,426	(4,682)			(4,682)
Exercise of stock options	423,680	4	7,714						7,718
Income tax benefit from stock option exercises			1,189						1,189
Restricted stock grants	300,000	3	5,460					(5,463)	—
Restricted stock amortization								1,526	1,526

Balance at March 29, 2003 (as restated, see Note 2)	102,828,119	$1,028	$504,700	$772,300	4,105,932	$(77,928)	$11,666	$(6,179)	$1,205,587

Comprehensive income:
Net income (as restated, see Note 2)				169,225
Foreign currency translation adjustments, net of income tax provision of $1.8 million (as restated, see Note 2)							43,809
Unrealized loss on hedges, net							(32,371)
Total comprehensive income									180,663
Cash Dividend				(19,923)					(19,923)
Repurchases of common stock					39,868	(1,047)			(1,047)
Exercise of stock options	1,950,085	20	40,394						40,414
Income tax benefit from stock option exercises			5,703						5,703
Restricted stock grants		5	12,660					(12,665)	—
Restricted stock amortization								4,050	4,050

Balance at April 3, 2004 (as restated, see Note 2)	104,778,204	$1,053	$563,457	$921,602	4,145,800	$(78,975)	$23,104	$(14,794)	$1,415,447

Comprehensive income:
Net income				190,425
Foreign currency translation adjustments, net of income tax provision of $8.7 million							11,322
Unrealized loss on hedges, net							(4,453)
Total comprehensive income									197,294
Cash Dividend				(21,717)					(21,717)
Repurchases of common stock					31,800	(1,052)			(1,052)
Exercise of stock options	2,443,076	25	54,256						54,281
Income tax benefit from stock option exercises			18,604						18,604
Restricted stock grants	75,000	7	27,962					(27,969)	—
Restricted stock amortization								12,851	12,851

Balance at April 2, 2005	107,296,280	$1,085	$664,279	$1,090,310	4,177,600	$(80,027)	$29,973	$(29,912)	$1,675,708

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	April 2,	April 3,	March 29,
	2005	2004	2003

		(As Restated	(As Restated
		See Note 2)	See Note 2)
	(Dollars in thousands)
Cash flows from operating activities
Net income	$190,425	$169,229	$175,683
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	10,103	(5,095)	9,891
Depreciation and amortization	103,633	85,635	80,618
Provision for losses on accounts receivable	6,020	2,623	1,760
Stock compensation expenses	12,851	4,050	1,526
Tax benefit from stock option exercises	18,604	5,703	1,189
Changes in other non-current liabilities	26,239	(15,524)	1,445
Loss on disposal of property and equipment	7,700	7,391	13,452
Provision for restructuring	—	19,566	14,443
Foreign currency (gains) losses	(11,637)	(4,398)	529
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,096)	(56,581)	(7,798)
Inventories	(23,530)	14,118	6,365
Prepaid expenses and other	10,470	(30,741)	(21,347)
Other assets	(8,352)	(29,515)	2,868
Accounts payable	(6,632)	1,382	(5,080)
Income taxes payable	(40,641)	22,275	—
Accrued expenses and other	102,815	23,490	10,644

Net cash provided by operating activities	381,972	213,608	286,188

Cash flows from investing activities
Purchases of property and equipment, net	(174,138)	(126,250)	(102,426)
Acquisitions and consolidation of RL Media, net of cash acquired	(243,248)	3,839	(30,326)
Equity interest investments	—	(4,548)	(47,631)
Purchase of trademark	—	(7,500)	—
Cash surrender value — officers’ life insurance	—	—	(3,100)

Net cash used in investing activities	(417,386)	(134,459)	(183,483)

Cash flows from financing activities
Payment of dividends	(21,718)	(14,847)	—
Repurchases of common stock	(1,052)	(1,047)	(4,682)
Proceeds from exercise of stock options	54,281	40,414	7,718
Proceeds from short-term borrowings, net	—	—	68,000
Repayments of long-term debt	—	—	(7,700)
Net payments of short-term debt	—	(100,943)	(80,000)

Net cash provided by (used in) financing activities	31,511	(76,423)	(16,664)

Effect of exchange rate changes on cash and cash equivalents	2,053	6,003	12,832

Net (decrease) increase in cash and cash equivalents	(1,850)	8,729	98,873
Cash and cash equivalents at beginning of period	352,335	343,606	244,733

Cash and cash equivalents at end of period	$350,485	$352,335	$343,606

Supplemental cash flow information
Cash paid for interest	$10,125	$10,164	$19,654

Cash paid for income taxes	$107,745	$60,810	$65,163

Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired, excluding cash	$273,915	$—	$38,832
Less:
Cash paid	241,890	—	30,326
Acquisition obligation	20,000	—	—

Liabilities assumed	$12,025	$—	$8,506

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except where otherwise indicated)

1.	Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries as well as variable interest entities for which we are the primary beneficiary. All intercompany balances and transactions have been eliminated. PRLC and its subsidiaries are collectively referred to as “the Company,” “we,” “us,” “our” and “ourselves,” unless the content requires otherwise.

Business
      We design, license, contract for the manufacture of, market and distribute men’s and women’s apparel, accessories, fragrances, skin care products and home furnishings. Our sales are principally to major department and specialty stores located throughout the United States and Europe. We also sell directly to consumers through full-price and outlet Polo Ralph Lauren, Ralph Lauren and Club Monaco stores located throughout the United States, Canada, Europe, South America and Asia and through our retail internet site located at www.polo.com.
      We are party to licensing agreements which grant the licensee exclusive rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographic areas. The license agreements typically provide for designated terms with renewal options based on achievement of specified sales targets. The agreements also require that certain minimum amounts be spent on advertising for licensed products. Additionally, as part of the licensing arrangements, each licensee is typically required to enter into a design services agreement pursuant to which design and other creative services are provided. The license and design services agreements provide for payments based on specified percentages of net sales of licensed products. Additionally, we have granted royalty-free licenses to independent parties to operate Polo stores to promote the sale of our merchandise and our licensees’ merchandise both domestically and internationally.

Fiscal Year
      Our fiscal year ends on the Saturday nearest to March 31. All references to “Fiscal 2005” represent 52-week fiscal year ended April 2, 2005. All references to “Fiscal 2004” represent the 53-week fiscal year ended April 3, 2004 and references to “Fiscal 2003” represent the 52-week fiscal year ended March 29, 2003.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates by their nature are based on judgements and available information. The estimates that we make are based upon historical factors, current circumstances and the experience and judgement of our management. We evaluate our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances which would result in different amounts being reported that would materially affect our financial condition or results of operations.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts, allowances and operational chargebacks. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a quarterly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is initially recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees. During the fiscal years ending April 2, 2005 and April 3, 2004, the Company reduced revenues and credited customer accounts for end of season customer allowances, operational chargebacks and returns as follows:

	Year Ending

	April 2,	April 3,
	2005	2004

Beginning reserve balance	$90,269	$48,432
Amount expensed	265,340	213,645
Amount credited against customer accounts	(256,730)	(171,808)
Foreign currency translation	1,122	—

Ending reserve balance	$100,001	$90,269

Income Taxes
      Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by statutory tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgement is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish provisions for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits. The tax provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable, Net
      In the normal course of business, the Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable, net, as shown on the Consolidated Balance Sheets, is net of the following allowances and reserves.
      An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. Expenses of $6.0 million were recorded as an allowance for uncollectible accounts during Fiscal 2005. The amounts written off against customer accounts during Fiscal 2005 totaled $2.1 million, and the balance in this reserve was $11.0 million as of April 2, 2005.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reserve for trade discounts is established based on open invoices where trade discounts have been extended to customers and is treated as a reduction of sales.
      Estimated customer end of season allowances (also referred to as customer markdowns) are included as a reduction of sales. These provisions are based on retail sales performance, seasonal negotiations with the Company’s customers as well as historic deduction trends and an evaluation of current market conditions. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)
      A reserve for operational chargebacks represents various deductions by customers relating to individual shipments. This reserve, net of expected recoveries, is included as a reduction of sales. The reserve is based on chargebacks received as of the date of the financial statements and past experience. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)
      Costs associated with potential returns of products are included as a reduction of sales. These reserves are based on current information regarding retail performance, historical experience and an evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)

Inventories
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

Goodwill, Other Intangibles, Net and Long-Lived Assets
      SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested, at least annually, for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During fiscal 2005, there have been no material impairment losses recorded in connection with the assessment of the carrying value of intangible assets.
      The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. In determining the future cash flows the Company takes various factors into account, including changes in merchandising strategy, the impact of more experienced store managers, the impact of increased local advertising and the emphasis on store cost controls. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event the future cash flow does not meet expectations.
      During the year ended April 2, 2005, the Company recorded a $1.3 million impairment charge related to the fixed assets at three retail locations.

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

Officers’ Life Insurance
      We maintain whole life insurance policies on several of our senior executives. These policies are recorded at their cash surrender value. Additionally we have policies with split dollar arrangements which are recorded at the lesser of their cash surrender value or premiums paid. Amounts recorded under both types of policies aggregated $51.2 million and $50.2 million at April 2, 2005 and April 3, 2004, respectively, and are included in other assets in the accompanying consolidated balance sheets.
      During Fiscal 2003, the Company ceased paying premiums on split dollar life insurance policies related to officers and terminated certain split dollar arrangements. As of April 2, 2005, $2.1 million of split dollar policies had either been surrendered to the insurance company for cash or bought out by the related employee.

Deferred Rent Obligations
      We account for rent expense under noncancelable operating leases with scheduled rent increases and landlord incentives on a straight-line basis over the lease term beginning with the effective lease commencement date. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred liability. Unamortized deferred rent obligations amounted to $74.1 million and $66.0 million at April 2, 2005 and April 3, 2004, respectively, and are included Other noncurrent liabilities in the accompanying consolidated balance sheets.

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
      Note 13 further describes the derivative instruments we are party to and the related accounting treatment. Historically, we have entered into interest rate swap agreements and forward foreign exchange contracts, which qualify as cash flow hedges under SFAS No. 133. We have also designated the entire balance of our Euro debt as a hedge of our net investment in a foreign subsidiary. During Fiscal 2005, we have entered into various forward exchange contracts that qualified as hedges on inventory purchases and royalty payments.

Foreign Currency Transactions and Translations
      The financial position and results of operations of our foreign subsidiaries are measured using the Euro in our European operations and Yen in our Japanese operations as the functional currencies. Assets and liabilities are translated at the exchange rate in effect at each year end. Results of operations are translated at the average rate of exchange prevailing throughout the period. Translation adjustments arising from differences in exchange rates from period to period are included in other comprehensive income, net of taxes, except for certain foreign-denominated debt. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders’ equity. We have designated our Euro debt as a hedge of our net investment in a foreign subsidiary. Prior to fully designating our Euro debt as a hedge, transaction gains or losses resulting from changes in the Eurodollar rate were recorded in income and amounted to $3.2 million in Fiscal 2003. The gain on the Japanese Yen forward contracts, that did not qualify for hedge accounting, amounted to $2.4 million in Fiscal 2003. Gains and losses from other foreign currency transactions are separately identified in the consolidated statements of income.

Cost of Goods Sold and Selling Expenses
      Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, as well as reserves for shrinkage and inventory obsolescence. The costs of selling the merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in selling, general and administrative expenses (“SG&A”).

Shipping and Handling Costs
      We reflect shipping and handling costs incurred as a component of SG&A expenses in the consolidated statements of income. The shipping and handling costs incurred approximated $69.6 million, $61.0 million and $59.9 million in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. As a percent of revenues, they represented 2.1%, 2.6% and 2.7% in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. We bill our wholesale customers for shipping and handling costs and record such revenues in net sales upon shipment.

Advertising
      We expense the production costs of advertising, marketing and public relations expenses upon the first showing of the related advertisement. We expense the costs of advertising paid to customers under cooperative advertising programs when the related advertisements are run. Total advertising expenses, including cooperative advertising, included within SG&A expenses amounted to $126.6 million, $112.3 million and $92.8 million in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share
      Basic net income per share was calculated by dividing net income by the weighted-average number of shares outstanding during the period, excluding any potential dilution. Diluted net income per share was calculated similarly but includes potential dilution from the exercise of stock options and awards. The difference between the basic and diluted weighted-average shares outstanding is due to the dilutive effect of stock options, restricted stock units and restricted stock awards issued under our stock option plans.

Stock Options
      We use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for fixed stock option grants. Had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the proforma amounts as follows (Dollars in thousands, except per share data):

	Fiscal Year Ended

	April 2,	April 3,	March 29,
	2005	2004	2003

Net income as reported	$190,425	$169,229	$175,683
Add: Stock-based compensation expense included in net income, net of tax	8,160	2,580	969
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	21,821	19,156	17,957

Pro forma net income	$176,764	$152,653	$158,695

Net income per share as reported —
Basic	$1.88	$1.71	$1.79
Diluted	$1.83	$1.68	$1.77
Pro forma net income per share —
Basic	$1.74	$1.54	$1.61
Diluted	$1.70	$1.51	$1.60
      The weighted-average grant-date fair value of options granted during Fiscal 2005, Fiscal 2004 and Fiscal 2003 was $11.90, $10.83 and $11.06, respectively. The weighted-average grant-date fair value of restricted stock and restricted stock units granted during Fiscal 2005, Fiscal 2004 and Fiscal 2003 was $37.00, $25.33 and $18.21, respectively.
      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively: expected volatility of 35.0%, 40.4% and 47.2%; risk-free interest rates of 3.29%, 2.56% and 3.69%; expected lives of 5.2 years; and a dividend of $0.20, $0.20 and $0.00.

Reclassifications
      For comparative purposes, certain prior period amounts have been reclassified to conform to the current period’s presentation.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Previously Issued Financial Statements
      As a result of the clarifications contained in the February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants regarding specific lease accounting issues, we initiated a review of the Company’s lease accounting practices. Management and the Audit Committee of the Company’s Board of Directors determined that our accounting practices were incorrect with respect to rent holiday periods and the classification of landlord incentives and the related amortization. We have made all appropriate adjustments to correct these errors for all periods presented.
      In periods prior to the fourth quarter of fiscal 2005, we recorded straight-line rent expense for store operating leases over the related store’s lease term beginning with the commencement date of store operations. Rent expense was not recognized during any build-out period. To correct this practice, we adopted a policy in which rent expense is recognized on a straight-line over the stores’ lease term commencing with the build-out period (the effective lease-commencement date). This correction resulted in a reduction in operating income of $2.9 million and an increase of $2.4 million for Fiscal 2004 and Fiscal 2003, respectively.
      Prior to the fourth quarter of fiscal 2005, we incorrectly classified tenant allowances (amount received from a landlord to fund leasehold improvements) as a reduction of property and equipment rather than as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, our statements of cash flows had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. These corrections resulted in an increase to net property and equipment and deferred lease incentive liabilities of $11.4 million and $20.6 million, respectively, at April 3, 2004. Additionally, for each of the fiscal years in the two-year period ended April 3, 2004, the reclassification of the amortization of deferred lease incentives resulted in a decrease to rent expense with a corresponding increase to depreciation expense of $2.1 million and $0.9 million, respectively. A $5.5 million decrease was recorded to retained earnings as of March 30, 2002 as a result of this restatement.
      In January 2000, Ralph Lauren Media, LLC, a joint venture with National Broadcasting Company, Inc. and certain affiliated companies (“NBC”), was formed. Under this 30-year joint venture agreement, Ralph Lauren Media is owned 50% by the Company and 50% by NBC and related affiliates. The Company has used the equity method of accounting for this investment since inception.
      On December 24, 2003, the Financial Accounting Standard Board (“FASB”) issued FIN 46R, which was applicable for financial statements issued for reporting periods ending after March 15, 2004. The Company considered the provisions of FIN 46R in its fiscal 2004 financial statements and made the determination that Ralph Lauren Media was a variable interest entity (“VIE”) under FIN 46R. At that time the Company also determined that it was not the primary beneficiary under FIN 46R and, therefore, was not required to consolidate the results of Ralph Lauren Media.
      Upon subsequent review the Company has concluded that its determination in 2004 was incorrect and that consolidation of Ralph Lauren Media into the Company’s financial statements was required as of April 3, 2004. The impact on the Company’s balance sheet as of April 3, 2004 is to increase assets and liabilities. Previously, the Company accounted for this joint venture using the equity method of accounting under which we recognized our share of Ralph Lauren Media’s operating results based on our share of ownership and the terms of the joint venture agreement. As a result, there is no impact from the consolidation on prior year’s reported earnings.
      The Company also corrected the classification of the net loss recorded on the disposal of property and equipment from the investing activities to the operating activities section within the Statement of Cash Flows for Fiscal 2004 and Fiscal 2003.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Further, upon review of the Fiscal 2004 Statement of Cash Flows, the Company concluded that certain foreign exchange results previously classified as “Effect of exchange rate changes on cash and cash equivalents and net investment in foreign subsidiaries” should be classified as operating activities and has made these corrections as part of the restatement.
      A summary of the impact of the restatement to properly account for leases and to consolidate RL Media as described in Note 4, as of April 3, 2004 on the Company’s consolidated balance sheet as April 3, 2004, and the consolidated income statements for the fiscal years ended April 3, 2004 and March 29, 2003 is as follows:

	April 3, 2004

	As	Lease
	Previously	Accounting	RL Media
	Reported	Adjustments	Consolidation	As Restated

Consolidated Balance Sheet
Cash and cash equivalents	$343,477	$—	$8,858	$352,335
Inventories	363,691	—	9,479	373,170
Prepaid expenses and other	100,862	16	(2,521)	98,357
Total current assets	1,271,319	16	15,816	1,287,151
Property and equipment, net	397,328	11,379	34	408,741
Deferred tax assets	61,579	3,963	—	65,542
Other assets	180,772	(3,897)	—	176,875
Total assets	2,270,241	11,461	15,850	2,297,552
Accounts payable	187,355	—	1,564	188,919
Accrued expense and other	234,218	(2,472)	4,978	236,724
Other noncurrent liabilities	69,693	20,559	9,308	99,560
Total stockholders’ equity	1,422,073	(6,626)	—	1,415,447
Total liabilities and stockholders’ equity	2,270,241	11,461	15,850	2,297,552

	Fiscal Year Ended April 3, 2004

	As	Lease
	Previously	Accounting
	Reported	Adjustments	As Restated

Consolidated Statement of Income
Selling, general and administrative expenses	$1,029,957	$2,905	$1,032,862
Income from operations	273,796	(2,905)	270,891
Provision for income taxes	95,055	(1,180)	93,875
Net income	170,954	(1,725)	169,229
Net income per share — Diluted	1.69	(0.01)	1.68

	Fiscal Year Ended March 29, 2003

	As	Lease
	Previously	Accounting	As
	Reported	Adjustments	Restated

Consolidated Statement of Income
Selling, general and administrative expenses	$904,741	$(2,438)	$902,303
Income from operations	288,417	2,438	290,855
Provision for income taxes	100,151	990	101,141
Net income	174,235	1,448	175,683
Net income per share — Diluted	1.76	0.01	1.77
      The corrections described above also resulted in increases in cash provided by operating activities (primarily due to the proper presentation of deferred lease incentives) with corresponding increases in cash used in investing activities (due to the proper presentation of tenant allowances) for each of the fiscal years in

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the two-year period ended April 3, 2004 of $3.2 million and $3.8 million, respectively. A summary of the impact of the corrections to the statements of cash flows, is as follows:

	As	Lease		Other Cash
	Previously	Accounting	RL Media	Flow	As
	Reported	Adjustments	Consolidation	Adjustments	Restated

Consolidated Statements of Cash Flows
For the fiscal year ended April 3, 2004:
Net cash provided by operating activities	$210,606	$3,224	$—	$(222)	$213,608
Net cash used in investing activities	132,702	3,224	(8,858)	7,391	134,459
Effect of exchange rate changes on cash and cash equivalents	(1,610)	—	—	7,613	6,003
Net (decrease) increase in cash and cash equivalents	(129)	—	8,858	—	8,729
For the fiscal year ended March 29, 2003:
Net cash provided by operating activities	268,974	3,762	—	13,452	286,188
Net cash used in investing activities	166,269	3,762	—	13,452	183,483
Net increase in cash and cash equivalents	98,873	—	—	—	98,873

3.	Recent Accounting Pronouncements
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in FASB 143, “Accounting for Asset Retirement Obligations.” The Company is currently evaluating the impact of FIN 47 on its financial statements.
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
      In December 2004, the FASB issued Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently evaluating the impact of FSP No. 109-2 on its consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of FASB Statement No. 123. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for awards granted, modified or settled in fiscal years beginning after June 15, 2005. The Company currently accounts for stock options under APB No. 25. The pro forma impact of expensing options, valued using the Black Scholes valuation model, is disclosed in Note 1 of Notes to Consolidated Financial Statements. The Company is currently researching the appropriate valuation model to use for stock options. In connection with the issuance of SFAS 123R, the Securities and Exchange Commission issued Staff Accounting Bulletin number 107 (“SAB 107”) in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of SFAS 123R. The Company is currently evaluating the effect of SFAS 123R and SAB 107 on its financial statements with intent of implementing this standard in Fiscal 2007.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” SFAS 153 is an amendment of Accounting Principles Board Opinion 29, “Accounting for Nonmonetary Transactions,” and eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company’s financial statements.
      In December 2004, the FASB issued SFAS 152, “Accounting for Real Estate Time Sharing Transactions.” SFAS 152 is an amendment of SFAS 66 and 67 and generally requires that real estate time sharing transactions be accounted for as non retail land sales. SFAS 152 is effective for fiscal years beginning on or after June 15, 2005. The adoption of SFAS 152 is not expected to have a material impact on the Company’s financial statements.
      In November 2004, the FASB issued SFAS 151, “Inventory costs.” SFAS 151 is an amendment of Accounting Research Board Opinion number 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2004. The Company is currently evaluating the impact of SFAS 151 on its financial statements.
      In October 2004, the FASB Emerging Issue Task Force issued its abstract No. 04-01 (“EITF 04-01”) “Accounting for Pre-existing Relationships between the Parties to a Business Combination.” EITF 04-01 addresses the appropriate accounting treatment for portions of the acquisition costs of an entity which may be deemed to apply to Elements of a pre-existing business relationship between the acquiring company and the target company. EITF 04-01 is effective for combinations consummated after October 2004. It is therefore applicable to the pending Footwear acquisition discussed in Note 23. Historically, the Company had not assigned any value to pre-existing business relationships reacquired in purchase transactions. The adoption of EITF 04-01 has no effect on historical financial statements.
      In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” which was amended by FIN 46R in December, 2003. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46R apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. Also, certain disclosure

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46R required us to consolidate the assets and liabilities of RL Media. See Note 4 regarding our interest in Ralph Lauren Media, LLC.

4.	Acquisitions and Joint Venture
      On July 2, 2004, we completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $263.5 million, including transaction costs. The purchase price includes deferred payments of $15 million over the next three years, and we have agreed to assume certain liabilities. Additionally, we have agreed to pay up to an additional $5 million in contingent payments if certain sales targets are attained. During the third quarter, we recorded a $5 million liability representing the contingent purchase payment because we believe it is probable the sales targets will be achieved. This amount was recorded as an increase in goodwill. RL Childrenswear Company LLC was a Polo Ralph Lauren licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with this acquisition, we recorded fair values of assets and liabilities as follows: inventory of $26.6 million, property & equipment of $7.5 million, intangible assets consisting of non-compete agreements, valued at $2.5 million and customer relationships, valued at $29.9 million, other assets of $1.0 million, goodwill of $208.3 million and liabilities of $12.3 million. The Company has now finalized the allocation of the purchase price.
      Operating activities of the Childrenswear Company since the acquisition are included in the results of operations commencing July 2, 2004, for year ended April 2, 2005.
      The following unaudited pro forma information assumes the Childrenswear acquisition had occurred on March 30, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred March 30, 2003, nor is it indicative of our future results.
      The following pro forma amounts reflect adjustments for purchases made by us from Childrenswear, licensing royalties paid to us by Childrenswear, amortization of the non-compete agreements, lost interest income on the cash used for the purchase and the income tax effect based upon an unaudited pro forma effective tax rate of 35.5% in Fiscal 2005 and Fiscal 2004. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition. The unaudited pro forma amounts include material nonrecurring charges of approximately $7.4 million included within Cost of goods sold related to the write up to fair value of inventory as part of the preliminary purchase price allocation.

	For the Year Ended

	April 2, 2005	April 3, 2004

	Actual
Net revenue	$3,359,168	$2,858,458
Net income	195,338	186,164
Net income per share — Basic	$1.92	$1.88
Net income per share — Diluted	$1.88	$1.84
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
      All of the revenues and expenses for the Japanese master licensee are included in the Company’s consolidated statements of operations because management has concluded that certain rights granted to us in the stockholders agreement give us perpetual legal control over our Japanese master licensee. For the years ended April 2, 2005 and April 3, 2004, we have recorded minority interest expense of $3.8 million and $1.4 million, respectively, to reflect the share of earnings allocable to the 50% minority interest holder in the Japanese master license. This amount is included in Other (income) expense, net in the Consolidated Statements of Income.
      Also, in February 2003, we acquired an 18% equity interest in the company which holds the sublicenses for the Polo Ralph Lauren men’s, women’s and jeans business in Japan for approximately $47.6 million. In May 2003, we paid $5.4 million to acquire an additional 2% equity interest in this company. For Fiscal 2005 and Fiscal 2004, we recorded $6.4 million and $5.5 million, respectively, of equity investment income related to this investment. This amount is included in Other (income) expense, net in the Consolidated Statements of Income.
      Results for our Japanese interests are reported on a one-month lag.
      During Fiscal 2003, we acquired several retail locations from certain of our licensees in Belgium, Germany, and Argentina for a total purchase price of $4.6 million.
      At April 2, 2005, the Company’s accounting for the Fiscal 2003 acquisitions has been finalized. Unaudited proforma information related to these acquisitions is not included since the impact of these transactions are not material to the consolidated results of the Company.
      On February 7, 2000, we announced the formation of Ralph Lauren Media, LLC (“RL Media”), a joint venture between National Broadcasting Company, Inc. and certain affiliated companies (“NBC”) and ourselves. RL Media was created to bring our American lifestyle experience to consumers via multiple media platforms, including the Internet, broadcast, cable and print. Under the 30-year joint venture agreement, RL Media is owned 50% by us and 50% by NBC. In exchange for a 50% interest, we provide marketing through our annual print advertising campaign, make our merchandise available at initial cost of inventory and sell RL Media’s excess inventory through our outlet stores, among other things. NBC contributed $40.0 million in online distribution and promotion and a cash funding commitment up to $50.0 million. NBC also initially committed to contribute $110.0 million of television and online advertising. During Fiscal 2003, RL Media entered into an agreement to sell its unused television and advertising spots for $15.0 million. Under the terms of the joint venture agreement we will not absorb any losses from the joint venture which were not funded with cash capital contributions and will share proportionately in the net income or losses thereafter. Additionally, we will receive a royalty on the sale of our products by RL Media based on specified percentages of net sales over a predetermined threshold, subject to certain limitations; to date, no such royalty income has been recognized. RL Media’s managing board has equal representation from NBC and us.
      Through April 2, 2004, the Company used the equity method of accounting for this investment. Under FIN 46R, we now consolidate RL Media into our consolidated financial statements on a one quarter lag. For the year ended April 2, 2005 we recorded $4.2 million of minority interest expense associated with the non-controlling equity interest. This amount is included in the Consolidated Statement of Income in the Other (expense) income caption.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories
      Inventories are summarized as follows:

	April 2,	April 3,
	2005	2004

Raw materials	$5,276	$5,516
Work-in-process	8,283	4,669
Finished goods	416,523	362,985

	$430,082	$373,170

6.     Property and Equipment, Net
      Property and equipment, net consisted of the following:

	April 2,	April 3,
	2005	2004

Land and improvements	$9,925	$3,725
Buildings	19,006	18,540
Furniture and fixtures	402,711	345,668
Machinery and equipment	211,408	187,073
Leasehold improvements	409,916	352,413

	1,052,966	907,419
Less: accumulated depreciation and amortization	565,072	498,678

	$487,894	$408,741

      Depreciation and amortization expense of property and equipment was $99.9 million, $84.4 million and $80.6 million for Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

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
      The carrying value of goodwill as of April 2, 2005 and April 3, 2004 by operating segment is as follows (Dollars in millions):

	Wholesale	Retail	Licensing	Total

Balance at April 3, 2004	$151.1	$74.0	$116.5	$341.6
Purchases	209.6	—	—	209.6
Effect of foreign exchange and other adjustments	7.2	0.5	—	7.7

Balance at April 2, 2005	$367.9	$74.5	$116.5	$558.9

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying value of indefinite lived intangible assets as of April 2, 2005 was $1.5 million and relates to the Company’s owned trademark. Finite life intangible assets as of April 2, 2005 and April 3, 2004, subject to amortization, are comprised of the following:

	April 2, 2005			April 3, 2004

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.		Estimated
	Amount	Amort.	Net	Amount	Amort.	Net	Lives

Licensed trademarks	$17,400	$(3,125)	$14,275	$17,400	$(1,260)	$16,140	10 years
Non-compete agreements	2,500	(625)	1,875	—	—	—	3 years
Customer relationships	29,900	(897)	29,003	—	—	—	25 years
Rugby.com	353	(12)	341	—	—	—	15 years
      Intangible amortization expense was $3.4 million for the year ended April 2, 2005. The estimated intangible amortization expense for each of the following five years is expected to be approximately $3.8 million for the next two years, $3.2 million for the third year and $3.0 million for the fourth and fifth years.

8.	Other Assets
      Other assets consisted of the following:

	April 2,	April 3,
	2005	2004

Equity interest investment	$61,970	$57,766
Officers’ life insurance	51,169	50,250
Other long-term assets	70,051	68,859

	$183,190	$176,875

9.	Accrued Expenses and Other
      Accrued expenses consisted of the following:

	April 2,	April 3,
	2005	2004

Accrued operating expenses	$192,196	$185,069
Accrued litigation and claims reserves	106,200	—
Accrued payroll and benefits	61,660	38,820
Accrued restructuring charge	5,812	12,835

	$365,868	$236,724

10.	Restructuring Charge
      During Fiscal 2004, we decided to close our remaining RRL stores, in connection with this decision we recorded a $0.3 million and $1.3 million restructuring charge for fixed asset write-offs and lease termination costs during Fiscal 2005 and Fiscal 2004, respectively. The remaining reserve balance of $0.6 million is expected to be paid during Fiscal 2006.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Restructuring Plan
      During the third quarter of Fiscal 2003, we completed a strategic review of our European businesses and formalized our plans to centralize and more efficiently consolidate its business operations. The major initiatives of the plan included the following: consolidation of our headquarters from five cities in three countries to one location; the consolidation of our European logistics operations to Italy; and the migration of all European information systems to a standard global system. In connection with the implementation of this plan, the Company has recorded a restructuring charge of $2.1 million during Fiscal 2005 and $7.9 million during Fiscal 2004 for severance and contract termination costs. The $2.1 million represents the additional liability for employees notified of their termination and properties we ceased using during Fiscal 2005. The major components of the charge and the activity through April 2, 2005 were as follows:

		Lease and
	Severance and	Other Contract
	Termination	Termination
	Benefits	Costs	Total

Fiscal 2003 provision	$11,876	$2,567	$14,443
Fiscal 2003 spending	(3,777)	—	(3,777)

Balance at March 29, 2003	8,099	2,567	10,666
Fiscal 2004 provision	7,104	757	7,861
Fiscal 2004 spending	(11,887)	(1,465)	(13,352)

Balance at April 3, 2004	3,316	1,859	5,175
Fiscal 2005 provision	2,067	—	2,067
Fiscal 2005 spending	(5,242)	(968)	(6,210)

Balance at April 2, 2005	$141	$891	$1,032

      Total severance and termination benefits as a result of this restructuring related to approximately 160 employees. Total cash outlays related to this plan of approximately $23.3 million have been paid through April 2, 2005. It is expected that this plan will be completed, and the remaining liabilities will be paid, in accordance with contract terms.
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
      In connection with the implementation of the 2001 Operational Plan, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of Fiscal 2001. This charge was subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of Fiscal 2001 and a $16.0 million increase in the fourth quarter of Fiscal 2002 for lease termination costs associated with the closure of our retail stores. During Fiscal 2004, a $10.4 million increase was recorded due to market factors that were less favorable than

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
originally estimated. The major components of the charge and the activity through April 2, 2005, were as follows:

		Lease and
	Severance and	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total

Balance at March 31, 2001	$2,942	$4,169	$782	$7,893
2002 spending	(2,150)	(6,014)	(767)	(8,931)
Additional provision	—	16,000	—	16,000

Balance at March 30, 2002	792	14,155	15	14,962
2003 spending	(792)	(9,004)	(15)	(9,811)

Balance at March 29, 2003	—	5,151	—	5,151
Fiscal 2004 provision	—	10,404	—	10,404
Fiscal 2004 spending	—	(9,195)	—	(9,195)

Balance at April 3, 2004	—	6,360	—	6,360
Fiscal 2005 provision	—	—	—	—
Fiscal 2005 spending	—	(2,294)	—	(2,294)

Balance at April 2, 2005	$—	$4,066	$—	$4,066

      Total severance and termination benefits as a result of the 2001 Operational Plan related to approximately 550 employees, all of whom have been terminated. Total cash outlays related to the 2001 Operational Plan are expected to be approximately $51.2 million, $47.0 million of which have been paid through April 2, 2005. We completed the implementation of the 2001 Operational Plan in Fiscal 2002 and expect to settle the remaining liabilities in accordance with contract terms.

11.	Income Taxes
      The Company and its U.S. subsidiaries file a consolidated Federal Income tax return. The components of the provision for income taxes were as follows:

	Fiscal Year Ended

	April 2,	April 3,	March 29,
	2005	2004	2003

Current:
Federal	$102,068	$81,781	$77,299
State and local	17,265	4,135	6,550
Foreign	16,113	10,450	7,401

	135,446	96,366	91,250

Deferred:
Federal	(33,704)	(5,350)	9,818
State and local	2,404	(1,082)	(1,834)
Foreign	3,190	3,941	1,907

	(28,110)	(2,491)	9,891

	$107,336	$93,875	$101,141

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The current income tax provisions exclude approximately $18.6 million in Fiscal 2005, $5.7 million in Fiscal 2004, and $1.2 million in Fiscal 2003 arising from the tax benefits related to the exercise of nonqualified stock options. These amounts have been credited to capital in excess of par value.
      The foreign and domestic components of income before provision for income taxes were as follows:

	Fiscal Year Ended

	April 2,	April 3,	March 29,
	2005	2004	2003

Domestic	$152,584	$196,052	$192,605
Foreign	146,782	62,975	84,219

	$299,366	$259,027	$276,824

      The deferred tax assets reflect the net tax effect of temporary differences, primarily net operating loss carryforwards, property and equipment and accounts receivable, between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. The components of the net deferred tax assets at April 2, 2005 and April 3, 2004 were as follows:

	April 2,	April 3,
	2005	2004

Deferred Tax Assets:
Net operating loss carryforwards	$58,973	$83,752
Property and equipment	4,416	24,964
Accounts receivable	22,838	13,792
Uniform inventory capitalization	6,633	5,117
Deferred compensation	15,356	8,597
Restructuring reserves	3,365	5,018
Accrued expenses	42,422	1,788
Cumulative Translation Adjustment	17,678	19,585
Other	10,718	(93)

Total Deferred Tax Asset	182,399	162,520
Less: Valuation allowance	55,249	62,934

Net Deferred Tax Asset	127,150	99,586
Deferred Tax Liabilities:
Goodwill and other intangibles	(17,742)	(9,854)
Foreign reorganization costs	1,226	(4,572)

Total Deferred Tax Liability	(16,516)	(14,426)

Net Deferred Tax Asset	$110,634	$85,160

      We have available federal, state and foreign net operating loss carryforwards of approximately $3.6 million, $81 million and $6 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2006. The utilization of the federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382, which applies following certain changes in ownership of the entity generating the loss carryforward.
      Also, we have available state and foreign net operating loss carryforwards of approximately $135 million and $50 million, respectively, for which no net deferred tax asset has been recognized. A full valuation

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance has been recorded since we do not believe that we will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of a portion of the deferred tax asset relating to these federal, state and foreign net operating loss carryforwards would result in a reduction of goodwill recorded in connection with acquisitions. Additionally, we have recorded a valuation allowance against certain other deferred tax assets relating to our foreign operations. Subsequent recognition of these deferred tax assets, as well as a portion of the foreign net operating loss carryforwards, would result in an income tax benefit in the year of such recognition. During the year, the Company resolved audits in various foreign jurisdictions resulting in a $19 million reduction of the NOL’s which were subject to a full valuation allowance. The Company also increased the valuation allowance by $8 million relating to current year losses incurred in these foreign jurisdictions. Furthermore, changes in other deferred tax components resulted in a $3 million increase in the valuation allowance. These valuation allowances have been recorded because management has determined that it is more likely than not that such tax benefits will not be realized.
      Provision has not been made for United States or additional foreign taxes on approximately $188 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC, a subsidiary or a United States affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. We believe that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States foreign tax credits.
      The American Jobs Creation Act of 2004 (the “Jobs Act”) was signed into law on October 22, 2004. The Jobs Act included a special one-time 85% dividends received deduction on the repatriation of certain foreign earning to a U.S. taxpayer (the “Repatriation Provision”), provided that specified conditions and restrictions are satisfied, including a requirement that the repatriated foreign earnings are invested in the U.S. pursuant to a domestic reinvestment plan. On December 21, 2004, the FASB issued FSB 109-2 which permits companies additional time beyond the financial reporting period in which the Jobs Act was enacted to evaluate the effect of the Repatriation Provision. As of April 2, 2005, the Company has not yet completed its evaluation of the impact of the Repatriation Provision and cannot reasonably estimate the impact at this time. Accordingly, the impact of the Repatriation Provision has not been reflected in the Company’s financial statements. The Company expects to complete its evaluation of the Repatriation Provision and the related tax impact during the next fiscal year.
      The Company is periodically examined by various federal, state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. We regularly consider the likelihood of assessments in each of the taxing jurisdictions and have established tax allowances which represent management’s best estimate of the potential assessments. The resolution of tax matters could differ from the amount reserved. While that difference could be material to the results of operations and cash flows for any affected reporting period, it is not expected to have a material impact on consolidated financial position or consolidated liquidity.
      The historical provision for income taxes in Fiscal 2005, Fiscal 2004 and Fiscal 2003 differs from the amounts computed by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

	Fiscal Year Ended

	April 2,	April 3,	March 29,
	2005	2004	2003

Provision for income taxes at statutory Federal rate	$104,778	$90,659	$96,888
Increase (decrease) due to:
State and local income taxes, net of Federal Benefit	12,785	1,986	3,065
Foreign income taxes, net	(13,260)	4,803	623
Other	3,033	(3,573)	565

	$107,336	$93,875	$101,141

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Financing Agreements
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
      The New Credit Facility, which is otherwise substantially on the same terms as the prior credit facility, provides for a $450.0 million revolving line of credit, subject to increase to $525.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on October 6, 2009. We incur a financing charge of ten basis points per month on the average monthly balance of these outstanding letters of credit. Direct borrowings under the New Credit Facility bear interest, at our option, at a rate equal to (i) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus one-half of one percent, and (y) the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined in the New Credit Facility) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentage, and a margin based on our then current credit ratings. As of April 2, 2005, the margin was 0.625%.
      The New Credit Facility requires us to maintain certain covenants:

•	a minimum ratio of consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“EBITDAR”) to Consolidated Interest Expense (as such terms are described in the New Credit Facility); and

•	a maximum ratio of Adjusted Debt (as defined in the New Credit Facility) to EBITDAR.
      The New Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to:

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
      At April 2, 2005, we had no balance outstanding under the New Credit Facility and $291.0 million outstanding in Euro debt based on the year end Euro exchange rate. We were also contingently liable for $29.8 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. At April 3, 2004, we had no balance outstanding under the New Credit Facility and $277.3 million outstanding in Euro debt based on the year end Euro exchange rate. The credit facilities bore interest primarily at the institution’s prime rate. The weighted-average interest rate on borrowings was 3.4%, 3.8% and 5.4% in Fiscal 2005, 2004 and 2003, respectively.
      The carrying amounts of financial instruments reported in the accompanying consolidated balance sheets approximated their estimated fair values, except for the Euro debt, primarily due to either the short-term maturity of the instruments or their adjustable market rate of interest. The fair value of the Euro debt, net of discounts, was $306.9 million, and $292.6 million, as of April 2, 2005 and April 3, 2004 respectively, based on its quoted market price as listed on the London Stock Exchange.

13.	Financial Instruments
      We enter into forward foreign exchange contracts as cash flow hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At April 2, 2005, we had the following foreign exchange contracts outstanding: (i) to deliver €94.3 million in exchange for $124.3 million through Fiscal 2005 and (ii) to deliver ¥11,389 million in exchange for $99.6 million through Fiscal 2008. At April 2, 2005, the fair value of these contracts resulted in unrealized gains and losses, net of taxes of $1.8 million and $8.2 million, for the Euro forward contracts and Japanese Yen forward contracts, respectively.
      In May 2003, we terminated the cross currency rate swap (discussed below), and entered into an interest rate swap that terminates in November 2006. The interest rate swap is being used to convert Euro 105.2 million, 6.125% fixed rate borrowings into Euro 105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimis for Fiscal 2005. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges. On April 6, 2004 and October 4, 2004, the Company executed interest rate swaps to convert the fixed interest rate on an additional total of €100.0 million of the Eurobonds to a floating rate (EURIBOR based). After the execution of this swap, approximately €22.0 million of the Eurobonds remained at a fixed interest rate.
      For the year ended April 2, 2005, Accumulated other comprehensive income included Unrealized losses of $48.7 million related to Euro 227.3 million of foreign investment hedged. For the year ended April 3, 2004,

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Comprehensive income included Unrealized losses of $37.7 million related to Euro 205.8 million of foreign investment hedged.
      In November 2002, the Company entered into forward contracts on 6.2 billion Japanese Yen that terminated in February 2003. These forward contracts were entered into to minimize the impact of foreign exchange fluctuations on the Japanese Yen purchase price in connection with the transactions described in Note 4. The forward contracts did not qualify for hedge accounting under SFAS No. 133 and as such the changes in the fair value of the contracts were recognized currently in earnings. In connection with accounting for these contracts during Fiscal 2003, the Company recognized $2.4 million of foreign exchange gain on these forward contracts, included as a component of foreign currency losses (gains), in the accompanying consolidated statements of income.
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
      In April 1999, we entered into interest rate swap agreements with commercial banks which expired in 2003 to hedge against interest rate fluctuations. The swap agreements effectively converted borrowings under the 2002 bank credit facility from variable rate to fixed rate obligations. Under the terms of these agreements, we made payments at a fixed rate of 5.5% and received payments from the counterparty based on the notional amount of $100.0 million at a variable rate based on LIBOR. The net interest paid or received on this arrangement was included in interest expense. The fair value of these agreements was based upon the estimated amount that we would have to pay to terminate the agreements, as determined by the financial institutions. The fair value of these agreements was an unrealized loss of $1.3 million at March 29, 2003, all of which was reclassified into earnings during Fiscal 2004.
      As of April 2, 2005 and April 3, 2004, the Company was party to the following contracts (Dollars in millions):

	April 2, 2005		April 3, 2004

	Notional	Fair Value	Notional	Fair Value

Foreign Currency Contracts	$224.0	$(7.3)	$144.9	$(13.0)
Interest Rate Swap Contracts	€205.2	$10.9	€105.2	$14.9

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Leases
      We lease office, warehouse and retail space and office equipment under operating leases which expire through 2029. As of April 2, 2005, aggregate minimum annual rental payments under noncancelable operating leases with lease terms in excess of one year were payable as follows:

Fiscal Year Ending

2006	$121,991
2007	121,485
2008	114,319
2009	104,777
2010	96,169
Thereafter	580,694

$1,139,435

      Rent expense charged to operations was $127.8 million, $107.5 million and $93.8 million in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively, net of sub-lease income. Substantially all outlet and retail store leases provide for contingent rentals based upon sales and require us to pay taxes, insurance and occupancy costs. Certain rentals are based solely on a percentage of sales. Contingent rental charges included in rent expense were $9.5 million, $8.1 million and $6.9 million in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. These rental amounts exclude associated costs such as real estate taxes and common area maintenance.

Employment Agreements
      We are party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Acquisitions
      See Note 3 for information regarding contingent payments related to acquisitions made by the Company.

Concentration of Credit Risk
      We sell our merchandise primarily to major upscale department stores across the United States and extend credit based on an evaluation of the customer’s financial condition generally without requiring collateral. Credit risk is driven by conditions or occurrences within the economy and the retail industry and is principally dependent on each customer’s financial condition. A decision by the controlling owner of a group of stores or any substantial customer to decrease the amount of merchandise purchased from us or to cease carrying our products could have a material adverse effect. We had three customers who in aggregate constituted approximately 44.9% and 40.1% of trade accounts receivable outstanding at April 2, 2005 and April 3, 2004, respectively.
      We had three significant customers who accounted for approximately 18.0%, 17.3% and 15.8% each of worldwide wholesale net sales in Fiscal 2005. These three significant customers accounted for approximately 14.1%, 13.2% and 10.4% each of net sales in Fiscal 2004, and for approximately 12.5%, 9.7% and 8.4% each of net sales in Fiscal 2003. Additionally, we had four significant licensees who in aggregate constituted approximately 38%, 50% and 51% of licensing revenue in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.

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

Declaration of Dividends
      On May 20, 2003, the Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on Polo Ralph Lauren common stock. The fourth quarter dividend was payable to shareholders of record at the close of business on April 1, 2005 and was paid on April 15, 2005.

Other Commitments
      The Company is not party to any off-balance sheet transactions or unconsolidated special purpose entities for any of the periods presented herein.
     Legal Proceedings
      See Note 21 for information regarding legal proceedings.

15.	Earnings Per Share
      Basic EPS is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options, restricted stock and restricted stock units outstanding and is calculated under the treasury stock method. The weighted-average number of common shares outstanding used to calculate Basic EPS is reconciled to those shares used in calculation Diluted EPS as follows:

	Fiscal Year Ended

	April 2,	April 3,	March 29,
	2005	2004	2003

	(Shares in thousands)
Basic	101,519	98,977	98,331
Dilutive effect of stock options, restricted stock and restricted stock units	2,491	1,983	932

Diluted shares	104,010	100,960	99,263

      Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted earnings per share. For the year ended April 2, 2005 and April 3, 2004, there were less than 20,000 anti-dilutive options and stock grants excluded from the diluted share calculation for each year.

16.	Common Stock
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
      In March 1998, our Board of Directors authorized the repurchase, subject to market conditions, of up to $100.0 million of our Shares. Share repurchases were made in the open market over the two-year period which commenced April 1, 1998. The Board of Directors has authorized the extension of the stock repurchase program through April 1, 2006. Shares acquired under the repurchase program will be used for stock option programs and for other corporate purposes. The repurchased shares have been accounted for as treasury stock at cost. As of April 2, 2005, we had repurchased 4,087,906 Shares at an aggregate cost of $77.5 million. No shares were repurchased under the stock repurchase program during Fiscal 2005. On February 2, 2005, we announced that our Board of Directors had approved an additional stock repurchase plan which allows for the purchase of up to an additional $100.0 million in our stock. The new repurchase plan does not have a termination date. Certain employees tendered stock in satisfaction of federal and state withholding taxes incurred due to the vesting of shares granted under our stock incentive plan. These transactions are treated as stock repurchases and amounted to approximately $1.0 million in Fiscal 2005.

17.	Stock Incentive Plans
      On June 9, 1997, our Board of Directors adopted the 1997 Long-Term Stock Incentive Plan (Stock Incentive Plan). The Stock Incentive Plan authorizes the grant of awards to any officer or other employee, consultant to, or director with respect to a maximum of 10.0 million shares of our Class A common stock (“Shares”), subject to adjustment to avoid dilution or enlargement of intended benefits in the event of certain significant corporate events, which awards may be made in the form of: (i) nonqualified stock options; (ii) stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code; (iii) stock appreciation rights; (iv) restricted stock and/or restricted stock units; (v) performance awards; and (vi) other stock-based awards. On June 13, 2000, our Board of Directors increased the maximum number of Shares that can be granted under the Stock Incentive Plan to 20.0 million Shares, which was approved by the stockholders on August 17, 2000. At April 2, 2005, we had approximately 3.3 million Shares reserved for issuance under this plan.
      On June 9, 1997, our Board of Directors adopted the 1997 Stock Option Plan for Non-Employee Directors (Non-Employee Directors Plan). Under the Non-Employee Directors Plan, grants of options to purchase up to 500,000 Shares may be granted to non-employee directors. In Fiscal 2005, 2004 and 2003 our Board of Directors granted options to purchase 21,000, 22,500, and 18,000 Shares with exercise prices equal to the stock’s fair market value on the date of grant. At April 2, 2005, we had approximately 341,000 shares reserved for issuance under this plan.
      Stock options were granted under the plans with an exercise price equal to the stock’s fair market value on the date of grant. These options vest in equal installments primarily over two years for officers and other key employees and over three years for all remaining employees and non-employee directors. The options

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expire 10 years from the date of grant. Stock option activity for the Stock Incentive Plan and Non-Employee Directors Plan in Fiscal 2005, 2004 and 2003 was as follows (Shares in thousands):

		Weighted
	Number	Average
	of Shares	Exercise Price

Balance at March 30, 2002	9,472	$22.16

Granted	2,665	23.72
Exercised	(424)	18.21
Forfeited	(945)	23.60

Balance at March 29, 2003	10,768	$21.75

Granted	2,497	24.30
Exercised	(1,950)	20.72
Forfeited	(592)	23.82

Balance at April 3, 2004	10,723	$23.43

Granted	1,887	33.97
Exercised	(2,443)	22.21
Forfeited	(541)	25.77

Balance at April 2, 2005	9,626	$25.68

      Additional information relating to options outstanding as of April 2, 2005, was as follows (shares in thousands):

	Number of	Weighted-Average	Weighted-Average	Number of	Weighted-Average
Range of	Shares	Remaining	Exercise Price of	Shares	Exercise Price of
Exercise Prices	Outstanding	Contractual Life	Options Outstanding	Exercisable	Exercisable Options

$13.94-$17.06	682	5.2	$14.61	682	$14.61
$17.13-$19.56	1,007	5.5	18.71	740	18.89
$20.19-$25.69	2,934	7.6	24.25	1,286	24.28
$26.00-$42.25	5,003	6.0	29.42	3,113	26.80

	9,626	6.4	$25.68	5,821	$23.81

      In June 2004, the Compensation Committee granted 100,000 restricted stock units, payable solely in shares of our Class A Common Stock, under our Stock Incentive Plan. This was the second of five annual grants pursuant to an employment agreement. Each grant vests on the fifth anniversary of the grant date, subject to acceleration in certain circumstances, including termination of the executive’s employment after the end of Fiscal 2008 for any reason other than termination by the Company for cause, and is payable following the termination of the executive’s employment. Additional restricted stock units are issued in respect of outstanding grants as dividend equivalents in connection with the payment of dividends on our Class A Common Stock. In June 2004, an aggregate of approximately 230,000 performance based restricted stock units and approximately 1.4 million options to purchase shares of our Class A Common Stock were granted to certain employees under the Stock Incentive Plan. The restricted stock units will vest in Fiscal 2008, subject to the Company’s satisfaction of performance goals, and the options will vest in three equal installments on the first three anniversaries of the grant date. The exercise price of the options is the fair market value of the Class A Common Stock on the grant date. In July 2004, the Company issued an aggregate of 437,500 restricted stock units under our Stock Incentive Plan pursuant to an employment agreement. Of these units,

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
187,500 are performance based and will vest over the next three years, subject to the Company’s satisfaction of performance goals, and 250,000 will vest in three equal installments at the end of Fiscal 2008, Fiscal 2009 and Fiscal 2010 and will be paid upon the termination of the executive’s employment. These units are entitled to dividend equivalents, and the employment agreement provides for the grant of up to an additional 562,500 performance based units that would vest, subject to the Company’s achievement of performance goals for periods ending at the close of Fiscal 2008, Fiscal 2009 and Fiscal 2010.
      On October 1, 2004, the Company issued 75,000 restricted shares of Class A Common Stock and options to purchase 200,000 shares of Class A Common Stock pursuant to an employment agreement. The restricted stock will vest in equal installments on the first five anniversaries of the grant dates. An additional 75,000 options to purchase 75,000 shares of Class A Common Stock were granted under our Stock Incentive Plan to new hires during the Fiscal 2005.
      Total stock compensation expense, for the year ended April 2, 2005 was $12.9 million, compared to $4.1 million for the year ended April 3, 2004.
      During Fiscal 2005 and Fiscal 2004, the Company realized a tax benefit due to the exercise of stock options of $18.6 million and $5.7 million, respectively.
      In September 2003, the compensation committee of our Board of Directors modified, subject to the employee’s continued employment through March 31, 2004, certain outstanding stock options as part of an employee’s retirement. The vesting of certain options granted with respect to 100,000 shares, that would otherwise have vested in June 2004, was accelerated to March 31, 2004, and the exercise period of options to purchase 342,000 shares, that would otherwise expire upon the employee’s retirement date, was extended to June 30, 2005. Total compensation expense related to these modifications and recorded in Net income in Fiscal 2004 was $0.3 million.
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
      Under the terms of the plans, a participant is 100% vested in our matching and discretionary contributions after five years of credited service. Contributions under these plans approximated $3.9 million, $4.4 million and $3.1 million in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively.
     Supplemental Retirement Plan
      The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans are expected to be constrained by the operation of certain Internal Revenue Code limitations. These supplemental benefits vest over time and the compensation expense related to these benefits is recognized over the vesting period. The amounts accrued under these plans were $21.2 million and $17.5 million at April 2, 2005 and April 3, 2004, and are reflected in other noncurrent liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these benefits was $3.7 million, $3.8 million and $1.4 million in Fiscal 2005, Fiscal 2004 and Fiscal 2003, respectively. This liability is partially funded through whole-life policies, which had cash surrender values of $13.3 million and $12.5 million at April 2, 2005 and April 3, 2004, and are reflected in other assets in the accompanying consolidated balance sheets.
     Deferred Compensation
      We have deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were $2.2 million and $4.0 million at April 2, 2005 and April 3, 2004, and are reflected in other noncurrent liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these compensation arrangements was $0.4 million for Fiscal 2005 and $0.7 million each year for Fiscal 2004 and Fiscal 2003. We fund a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected in other assets in the accompanying consolidated balance sheets.
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

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Segment Reporting
      The Company has three reportable segments: Wholesale, Retail and Licensing. The Company’s reportable segments are business units that offer different products and services or similar products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel and related products which are sold to major department stores and specialty stores and to our owned and licensed retail stores in the United States and overseas. The retail segment consists of the Company’s worldwide retail operations which sells our products through our full price and outlet stores as well as Polo.com, our e-commerce site. The stores and the website sell our products purchased from our licensees, our suppliers and our wholesale segment. The Licensing segment, which consists of product, international and home, generates revenues from royalties through its licensing alliances. The licensing agreements grant the licensee rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas.
      The accounting policies of the segments are consistent with those described in Note 1. Intersegment sales and transfers are recorded at cost and treated as transfer of inventory. All intercompany revenues are eliminated in consolidation. We do not review these sales when evaluating segment performance. We evaluate each segment’s performance based upon operating income before interest, foreign currency gains and losses, restructuring charges, one-time items, such as the $100 million litigation reserve in 2005, and income taxes. In conjunction with an evaluation of our overall segment reporting, we have changed our method of allocating corporate expenses to each segment to more appropriately reflect those corporate expenses directly related to segments. Therefore, Corporate overhead expenses, exclusive of expenses for senior management, overall branding related expenses and certain other corporate related expenses, are allocated to the segments based upon specific usage or other allocation methods beginning with the fourth quarter of Fiscal 2005. As a result of this change, all prior year segment results have been restated to reflect how management currently views the business.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our net revenues, income from operations, depreciation and amortization expense and capital expenditures for Fiscal 2005, Fiscal 2004 and Fiscal 2003 and total assets as of April 2, 2005 and April 3, 2004, for each segment were as follows:

	Fiscal Year Ended

	April 2,	April 3,	March 29,
	2005	2004	2003

Net revenues:
Wholesale	$1,712,040	$1,210,397	$1,187,363
Retail	1,348,645	1,170,447	1,001,958
Licensing	244,730	268,810	250,019

	$3,305,415	$2,649,654	$2,439,340

Income from operations:
Wholesale	$299,710	$143,080	$166,016
Retail	82,788	55,717	30,707
Licensing	159,537	191,575	200,189

	542,035	390,372	396,912

Less: Unallocated Corporate expense	(133,809)	(99,915)	(91,614)

Unallocated legal and restructuring expenses	(108,541)	(19,566)	(14,443)

	$299,685	$270,891	$290,855

Depreciation and amortization:
Wholesale	$28,362	$23,123	$21,163
Retail	44,029	36,213	35,574
Licensing	6,422	5,768	5,136
Unallocated Corporate expense	24,820	20,531	18,745

	$103,633	$85,635	$80,618

Capital expenditures:
Wholesale	$50,590	$33,491	$32,020
Retail	77,512	45,480	39,455
Licensing	3,105	1,871	5,587
Corporate	44,638	45,408	25,364

	$175,845	$126,250	$102,426

	April 2,	April 3,
	2005	2004

Total assets:
Wholesale	$1,247,694	$857,721
Retail	605,783	595,185
Licensing	203,306	200,136
Corporate	669,886	644,510

	$2,726,669	$2,297,552

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our net revenues for Fiscal 2005, Fiscal 2004 and Fiscal 2003, and our long-lived assets as of April 2, 2005 and April 3, 2004 by geographic location of the reporting subsidiary, were as follows:

	Fiscal Year Ended

	April 2,	April 3,	March 29,
	2005	2004	2003

Net revenues:
United States and Canada	$2,587,233	$2,073,401	$1,916,096
Europe	579,161	464,098	458,627
Other regions	139,021	112,155	64,617

	$3,305,415	$2,649,654	$2,439,340

	April 2,	April 3,
	2005	2004

Long-lived assets:
United States and Canada	$402,665	$335,885
Europe	80,663	69,507
Other regions	4,566	3,349

	$487,894	$408,741

20.	Accumulated Other Comprehensive Income
      Accumulated other comprehensive income is comprised of the effects of the following:

	April 2,	April 3,
	2005	2004

Foreign currency translation adjustment	$85,104	$73,782
Unrealized losses on hedging derivatives	(55,131)	(50,678)

Accumulated other comprehensive income, net of tax	$29,973	$23,104

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, was a charge of $8.7 million and a benefit of $6.6 million in the year ended April 2, 2005, respectively. The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges was a charge of $1.8 million and a benefit of $15.7 million for the year ended April 3, 2004, respectively.
      The Company has several hedges in place at April 2, 2005 primarily relating to inventory purchases, royalty payments and net investment in foreign subsidiaries. All of the hedges are considered highly effective and as a result the entire change in the fair market value of each hedge is recorded in unrealized gains and losses on hedging derivatives, a component of accumulated other comprehensive income, until the hedged transaction is realized in results of operations, which is generally, when inventory purchases are made or royalty payments are remitted to the U.S. The unrealized gains and losses on the net investment in foreign subsidiaries will be realized in results of operations when the bonds providing the hedge are repaid or the investment is liquidated. The Eurobonds mature in November 2006, while the forward contracts extend through March 2006 for inventory purchases and February 2008 for the royalty payments. As of April 2, 2005, the amount of unrealized gain (loss) on the forward contracts which is expected to be realized in pretax results of operations during Fiscal 2006 is a gain of $1.9 million and a loss of $4.7 million attributable to inventory

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchases and royalty payments, respectively, The following table details the changes in the unrealized losses on hedging derivatives for the year ended April 2, 2005.
      Unrealized losses on hedging derivatives are comprised of the following (dollars in millions):

	Unrealized Losses	Changes in Fair	Unrealized Losses	Unrealized Gains
	on Hedging	Value During the	on Hedges	(Losses) on Hedging
	Derivatives as of	Year Ended	Reclassified into	Derivatives as of
	April 3, 2004	April 2, 2005	Earnings	April 2, 2005

Derivatives designated as hedges of:
Inventory purchases	$(7.2)	$0.1	$9.0	$1.9
Intercompany royalty payments	(10.7)	(5.0)	1.9	(13.8)
Net investment in foreign subsidiaries	(60.2)	(17.2)	—	(77.4)

Before-tax totals	$(78.1)	$(22.1)	$10.9	$89.3

After-tax totals	$(50.7)	$(13.8)	$9.4	$(55.1)

21.	Legal Proceedings
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
      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we had breached the Lauren license agreements by asserting our rights pursuant to the Cross Default and Term Extension Agreement, and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it would treat the Lauren license agreements as terminated as of December 31, 2003, and is seeking compensatory damages of $550.0 million, punitive damages and enforcement of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory judgement that the Lauren license agreements would terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits were consolidated.
      On July 3, 2003, we filed a motion to dismiss Jones’ claims regarding breach of the “Lauren” agreements and a motion to stay the claims regarding Ms. Nemerov pending the arbitration of Jones’ dispute with Ms. Nemerov. On July 23, 2003, Jones filed a motion for summary judgement in our action against Jones, and on August 12, 2003, we filed a cross-motion for summary judgement. Oral argument on the motions was heard on September 30, 2003. On March 18, 2004, the Court entered orders (i) denying our motion to dismiss Jones’ claims against us for breach of the Lauren agreements and (ii) granting Jones’ motion for summary judgement in our action for declaratory judgement that the Lauren agreements terminated on December 31, 2003 and dismissing our complaint. The order also stayed Jones’ claim against us relating to Ms. Nemerov pending arbitration regarding her alleged breach of her employment agreement. On August 24, 2004, the Court denied our motion to reconsider its orders, and on October 4, 2004, we filed our appeal of the orders.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 24, 2005, the Appellate Division of the Supreme Court affirmed the lower court’s orders. On April 22, 2005, we filed a motion with the Appellate Division for reargument and/or permission to appeal its decision to the New York Court of Appeals. On June 23, 2005, the Appellate Division denied our request for reargument but granted our motion for leave to appeal to the Court of Appeals. If the Court of Appeals does not reverse the Appellate Division’s decision, the case would go back to the lower court for a trial on damages. Although we intend to continue to defend the case vigorously, in light of the Appellate Division’s decision we recorded a litigation charge of $100.0 million during Fiscal 2005. This charge represents management’s best estimate at this time of the loss incurred to date. No discovery has been held and the ultimate outcome of this matter could differ materially from the reserved amount.
      We are subject to various claims relating to allegations of a security breach of our retail point of sale system, including fraudulent credit card charges, the cost of replacing cards and related monitoring expenses and other related claims. The Company is unable to predict whether further claims will be asserted. The Company has contested and will continue to vigorously contest the claims made against it and continues to explore its defenses and possible claims against others. The Company recorded a reserve of $6.2 million representing management’s best estimate of the loss incurred in the fourth quarter of Fiscal 2005 relating to this matter.
      The ultimate outcome of these matters could differ from the amounts recorded and could be material to the results of operations for any affected reporting period. Management does not expect the resolution of these matters to have a material impact on the Company’s liquidity.
      On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against us and our Polo Retail, LLC subsidiary in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgement on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgement with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. The parties are engaged in settlement discussion, and we have recorded a liability for our best estimate of the settlement cost, which is not material.
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
      On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our famous trademarks. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which is effectively a counterclaim by them in connection with the original trademark action, asserts claims related to our actions in connection with our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stem from our

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contacts with the United States Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims have now been settled, except for the Company’s claims that the defendants violated the Company’s trademark rights. We did not pay any damages in this settlement. On July 30, 2004, the Court denied all motions for summary judgement and set a trial date for October 3, 2005.
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
      On November 1, 2004, the arbitral panel of the International Centre for Dispute Resolution hearing the arbitration between us and the United States Polo Association, United States Polo Association Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) in Sweden rendered a decision rejecting the relief sought by USPA and holding that their so-called Horseman symbol infringes on our trademark and other rights. The arbitral tribunal awarded us damages in excess of 3.5 million Swedish Krona, or $0.5 million, and ordered USPA to discontinue the sale of, and destroy all remaining stock of, clothing bearing its Horseman symbol in Sweden. This amount has not yet been recorded as income.
      On October 29, 2004, we filed a Demand for arbitration against the United States Polo Association and United States Polo Association Polo Properties, Inc. in the United Kingdom under the auspices of the International Centre for Dispute Resolution seeking a judgement that the Horseman symbol infringes on our trademark and other rights, as well as injunctive relief. Subsequently, the Unites States Polo Association and United States Polo Association Properties, Inc. agreed not to distribute products bearing the Horseman symbol in the United Kingdom or any other member nation of the European Community. Consequently, we withdrew our arbitration demand on December 7, 2004.
      We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in aggregate have a material adverse effect on our financial condition or results of operations.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Information (Unaudited)
      The following table is a summary of certain unaudited quarterly financial information for Fiscal 2005 and Fiscal 2004 restated to give effect of the lease adjustments and consolidation of RL Media as discussed in Note 2. Fiscal 2005 fourth quarter net income reflects a pretax charge for $98 million which was recorded to increase our reserve for the Jones litigation to $100 million for the full year as well as a $6.2 million pretax charge to establish a reserve for the alleged security breach matter as further discussed in Note 21. (in thousands, except per share data)

	July 3,	July 3,	October 2,	October 2,	January 1,	January 1,	April 2,
Fiscal 2005	2004	2004	2004	2004	2005	2005	2005

	(As	(As Restated	(As	(As Restated	(As	(As Restated
	Reported)	See Note 2)	Reported)	See Note 2)	Reported)	See Note 2)
Net revenues	$592,750	$606,006	$883,680	$895,614	$887,993	$901,574	$902,222
Gross profit	307,100	315,528	437,755	446,034	438,033	446,076	476,909
Net income	13,403	12,725	80,407	79,268	74,842	75,036	23,396
Net income per share —
Basic	$0.13	$0.13	$0.79	$0.78	$0.73	$0.74	$0.23
Diluted	0.13	0.12	0.78	0.77	0.72	0.72	0.22
Shares outstanding — Basic	100,481	100,481	101,192	101,192	101,896	101,896	102,506
Shares outstanding — Diluted	102,802	102,802	103,571	103,571	104,325	104,325	105,341

	June 28,	June 28,	Sept. 27,	Sept. 27,	Dec. 27,	Dec. 27,	April 3,	April 3,
Fiscal 2004	2003	2003	2003	2003	2003	2003	2004	2004

	(As	(As Restated	(As	(As Restated	(As	(As Restated	(As	(As Restated
	Reported)	See Note 2)	Reported)	See Note 2)	Reported)	See Note 2)	Reported)	See Note 2)
Net revenues	$477,731	$477,731	$707,777	$707,777	$645,365	$645,365	$818,781	$818,781
Gross profit	248,752	248,752	350,566	350,566	333,002	333,002	390,999	390,999
Net income	5,055	5,042	54,010	53,323	35,358	34,418	76,531	76,446
Net income per share —
Basic	$0.05	$0.05	$0.55	$0.54	$0.36	$0.35	$0.77	$0.77
Diluted	$0.05	0.05	0.54	0.53	0.35	0.34	0.75	0.75
Shares outstanding — Basic	98,377	98,377	98,704	98,704	99,072	99,072	99,699	99,699
Shares outstanding — Diluted	99,544	99,544	100,781	100,781	101,291	101,291	102,265	102,265

23.	Subsequent Event
      On May 23, 2005, the Company entered into a definitive agreement to acquire from Reebok International, Ltd all the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc, its global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok International Ltd (“the Footwear Business”). The purchase price for the acquisition of the Footwear Business will be approximately $110 million in cash payable at closing, subject to closing adjustments. Payment of the Purchase Price will be funded by cash on hand and lines of credit as required. In addition, the Footwear Licensee and certain of its affiliates have entered into a transition services agreement with the Company to provide a variety of operation, financial and information systems services over a period of twelve to eighteen months.
      The closing of the proposed transaction is subject to customary conditions, including the receipt of certain third party consents and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The closing of the transaction is anticipated to occur in July 2005.

POLO RALPH LAUREN CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charge to	Charge			Foreign	Balance
	Beginning	Costs and	to Other			Currency	at End
Description	of Year	Expenses	Accounts(a)	Deductions		Translation	of Year

	(In thousands)
Year Ended April 2, 2005
Allowance for doubtful accounts	$7,023	$6,020	$—	$2,119	(b)	$117	$11,041
Allowance for sales discounts	90,269	—	265,340	256,730	(c)	1,122	100,001

	$97,292	$6,020	$265,340	$258,849		$1,239	$111,042

Year Ended April 3, 2004
Allowance for doubtful accounts	$6,394	$2,633	$—	$2,004	(b)	$—	$7,023
Allowance for sales discounts	48,432	—	213,645	171,808	(c)	—	90,269

	$54,826	$2,633	$213,645	$173,812		$—	$97,292

Year Ended March 29, 2003
Allowance for doubtful accounts	$5,091	$1,760	$—	$457	(b)	$—	$6,394
Allowance for sales discounts	64,161	—	129,009	144,738	(c)	—	48,432

	$69,252	$1,760	$129,009	$145,195		$—	$54,826

(a)	Reserves and allowances recorded as a reduction of net sales.

(b)	Accounts written-off as uncollectible.

(c)	End of season customer allowances, operational chargebacks and returns credited against customers accounts.