Form 10-Q
period 2005-07-02
POLO RALPH LAUREN CORP
filed 2005-08-11
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2005

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      At August 5, 2005, 60,857,535 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share data)
(Unaudited)

	July 2,	April 2,
	2005	2005

ASSETS
Cash and cash equivalents	$522,327	$350,485
Accounts receivable, net of allowances of $86,446 and $111,042	275,598	455,682
Inventories	467,610	430,082
Deferred tax assets	70,730	74,821
Prepaid expenses and other	111,220	102,693

Total current assets	1,447,485	1,413,763
Property and equipment, net	488,728	487,894
Deferred tax assets	34,634	35,973
Goodwill	547,752	558,858
Intangibles, net	46,043	46,991
Other assets	179,172	183,190

Total assets	$2,743,814	$2,726,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$160,324	$184,394
Income tax payable	55,689	72,148
Accrued expenses and other	375,744	365,868

Total current liabilities	591,757	622,410
Long-term debt	269,149	290,960
Other non-current liabilities	139,785	137,591
Commitments and contingencies (Note 12):
Stockholders’ equity:
Common stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 65,014,942 and 64,016,034 shares issued and outstanding	666	652
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Additional paid-in-capital	715,784	664,279
Retained earnings	1,133,048	1,090,310
Treasury stock, Class A, at cost (4,215,908 and 4,177,600 shares)	(81,629)	(80,027)
Accumulated other comprehensive income	19,341	29,973
Unearned compensation	(44,520)	(29,912)

Total stockholders’ equity	1,743,123	1,675,708

Total liabilities and stockholders’ equity	$2,743,814	$2,726,669

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	July 2,	July 3,
	2005	2004

		(As restated
		see note 2)
Net sales	$694,603	$549,064
Licensing revenue	57,339	56,942

Net revenues	751,942	606,006
Cost of goods sold	337,514	290,478

Gross profit	414,428	315,528
Selling, general and administrative expenses	334,207	295,043
Restructuring charge	—	731

Total expenses	334,207	295,774
Income from operations	80,221	19,754
Foreign currency (gains) losses	(41)	211
Interest expense	2,510	2,435
Interest income	(2,943)	(808)

Income before provision for income taxes and other (income) expense, net	80,695	17,916
Provision for income taxes	30,343	6,316
Other (income) expense, net	(355)	(1,125)

Net income	$50,707	$12,725

Net income per share — Basic	$0.49	$0.13

Net income per share — Diluted	$0.48	$0.12

Weighted-average common shares outstanding — Basic	103,048	100,481

Weighted-average common shares outstanding — Diluted	105,491	102,802

Dividends declared per share	$0.05	$0.05

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	July 2,	July 3,
	2005	2004

		(As restated
		see note 2)
Cash flows from operating activities
Net income	$50,707	$12,725
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from deferred income taxes	(6,964)	(1,678)
Depreciation and amortization	27,661	23,154
Stock compensation expense	4,869	1,162
Tax benefit from stock option exercises	6,490	2,142
Provision for losses on accounts receivable	207	901
Loss on disposal of property and equipment	210	693
Changes in other non-current liabilities	9,340	(325)
Foreign currency gains	(1,318)	—
Other	(2,776)	(1,923)
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	174,991	186,678
Inventories	(47,225)	(31,168)
Prepaid expenses and other	(3,546)	29,639
Other assets	(1,407)	(2,237)
Accounts payable	(22,640)	(56,354)
Income taxes payable	(16,432)	(39,553)
Accrued expenses and other	18,540	(10,934)

Net cash provided by operating activities	190,707	112,922

Cash flows from investing activities
Acquisition, net of cash acquired	—	(239,971)
Purchases of property and equipment	(32,607)	(36,017)

Net cash used in investing activities	(32,607)	(275,988)

Cash flows from financing activities
Payment of dividends	(5,193)	(5,023)
Repurchases of common stock	(1,602)	(369)
Payments of capital lease liability	(654)	(322)
Proceeds from exercise of stock options	25,552	13,187

Net cash provided by (used in) financing activities	18,103	7,473

Effect of exchange rate changes on cash and cash equivalents	(4,361)	683

Net increase (decrease) in cash and cash equivalents	171,842	(154,910)
Cash and cash equivalents at beginning of period	350,485	352,335

Cash and cash equivalents at end of period	$522,327	$197,425

Supplemental cash flow information
Cash paid for interest	$4,137	$2,423

Cash paid for income taxes	$41,735	$38,734

Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired, excluding cash	$—	$266,369
Less: Cash paid	—	239,971
Acquisition obligation	—	15,000

Liabilities assumed	$—	$11,398

See accompanying notes to consolidated financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and where otherwise indicated)
(Unaudited)

1.	Fiscal Year
      Our fiscal year ends on the Saturday closest to March 31. All references to “Fiscal 2006” represent the 52 week fiscal year ending April 1, 2006, references to “Fiscal 2005” represent the 52 week fiscal year ended April 2, 2005 and references to “Fiscal 2004” represent the 53 week fiscal year ended April 3, 2004. References to “Fiscal 2003” represent the 52 week year ended March 29, 2003.
Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of Polo Ralph Lauren Corporation (“PRLC”) and its wholly and majority owned subsidiaries as well as variable interest entities, for which we are the primary beneficiary (collectively referred to as the “Company,” “we,” “us,” and “our,” unless the content requires otherwise). All intercompany balances and transactions have been eliminated in consolidation.

Financial Reporting
      The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report as is permitted by such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet data for April 2, 2005 is derived from the audited financial statements included in our annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended April 2, 2005 (“Fiscal 2005”), which should be read in conjunction with these financial statements. Reference is made to such annual report on Form 10-K for a complete set of financial statements. The results of operations for the three months ended July 2, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending April 1, 2006 (“Fiscal 2006”).
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.
      Operating results for our Japanese interests and Ralph Lauren Media are reported on a one-month lag and three-month lag, respectively.

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

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts, allowances and operational chargebacks. Returns and allowances require pre-approval from management and Discounts are based on trade terms. Estimates for end-of-season allowances are based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a quarterly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results.
      Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is initially recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees. During the three months ending July 2, 2005 and July 3, 2004, the Company reduced revenues and credited customer accounts for end of season customer allowances, operational chargebacks and returns as follows:

	Three Months Ended

	July 2,	July 3,
	2005	2004

Beginning reserve balance	$100,001	$90,269
Amount expensed to increase reserve	55,027	48,684
Amount credited against customer accounts	(76,967)	(69,444)
Foreign currency translation	(1,170)	254

Ending reserve balance	$76,891	$69,763

Income Taxes
      Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by statutory tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Our policy is to establish provisions for taxes that may become payable in future years as a result of these uncertainties. The Company establishes the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits. The tax provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable
      In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable, net, as shown on the Consolidated Balance Sheets, is net of the following allowances and reserves:
      An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. Expenses of $0.2 million were recorded as an allowance for uncollectible accounts during the three months ended July 2, 2005. The amounts written off against customer accounts during the three months ended July 2, 2005 totaled $1.2 million, and the balance in this reserve was $9.6 million as of July 2, 2005.

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
      Inventories are stated at lower of cost (using the first-in-first-out method, “FIFO”) or market. The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product as well as all fashion product. Market value of distressed inventory is determined based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these provisions have not differed materially from actual results.

Goodwill, Other Intangibles, Net and Long-Lived Assets
      SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested, at least annually, for impairment. This standard also requires intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the three months ended July 2, 2005, there have been no material impairment losses recorded in connection with the assessment of the carrying value of long-lived and intangible assets.
      The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. In determining the future cash flows the Company takes various factors into account, including changes in merchandising strategy, the impact of increased local advertising and the emphasis on store cost controls. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event the future cash flow does not meet expectations.
      During the three months ended July 2, 2005, no impairment charges were recorded.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, requires each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized currently in earnings in either income (loss) from continuing operations or Accumulated other comprehensive income (loss), depending on whether the derivative qualifies for hedge accounting treatment.
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
      Hedge accounting requires, at inception and the beginning of each hedge period, the Company justify an expectation that the hedge will be highly effective. This effectiveness assessment involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.
      We hedge our net investment position in subsidiaries which conduct business in Euros by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. Under SFAS No. 133, changes in the fair value of these instruments are recognized in foreign currency translation, a component of Accumulated other comprehensive income (loss), to offset the change in value of the net investment being hedged.

Fair Value of Financial Instruments
      The fair value of cash and cash equivalents, accounts receivable, short-term borrowings and accounts payable approximates their carrying value due to their short-term maturities. Fair values for derivatives are obtained from the counter party.

Cash and Cash Equivalents
      Cash and cash equivalents include all highly liquid investments with original maturity of three months or less including investments in debt securities. Our investments in debt securities are diversified among high credit quality securities in accordance with our risk management policy and primarily include commercial paper and money market funds.

Property and Equipment, Net
      Property and equipment, net is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives, of approximately 35-40 years. Machinery and equipment, and furniture and fixtures are depreciated using the

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
straight-line method over their estimated useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.

Accumulated Other Comprehensive Income
      Accumulated other comprehensive income consists of unrealized gains or losses on hedges and foreign currency translation adjustments. Accumulated other comprehensive income is recorded net of taxes and is reflected in the consolidated statements of stockholders’ equity.

Foreign Currency Translation
      The financial position and results of operations of our foreign subsidiaries are measured using the Euro in our European operations and Yen in our Japanese operations as the functional currencies. Assets and liabilities are translated at the exchange rate in effect at each quarter end. Results of operations are translated at the average rate of exchange prevailing throughout the period. Translation adjustments arising from differences in exchange rates from period to period are included in other comprehensive income, net of taxes, except for certain foreign-denominated debt. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of stockholders’ equity. We have designated our Euro debt as a hedge of our net investment in a foreign subsidiary. Gains and losses from other foreign currency transactions are separately identified in the consolidated statements of income.

Cost of Goods Sold and Selling Expenses
      Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs as well as reserves for shrinkage and inventory obsolescence. The costs of selling the merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in Selling, general and administrative expenses.

Shipping and Handling Costs
      We reflect shipping and handling costs incurred as a component of selling, general & administrative expenses in the Consolidated Statements of Income. We bill our wholesale customers for shipping and handling costs and record such revenues in Net sales upon shipment.

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

	For the Three
	Months Ended

	July 2,	July 3,
	2005	2004

	(In thousands, except
	per share amounts)
Net income as reported	$50,707	$12,725
Add: stock-based employee compensation expense included in reported net income, net of tax	3,058	752
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	6,749	3,849

Pro forma net income	$47,016	$9,628

Net income per share as reported —
Basic	$0.49	$0.13
Diluted	$0.48	$0.12
Pro forma net income per share —
Basic	$0.46	$0.10
Diluted	$0.45	$0.09
      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2006 and Fiscal 2005, respectively: risk-free interest rates of 3.66% and 2.20%; a dividend of $0.20 per annum; expected volatility of 29.1% and 47.2% and expected lives of 5.2 years for both periods.

2.	Restatement of Previously Issued Financial Statements
      The Company has concluded that the following restatements are necessary to our financial statements for the three months ended July 3, 2004, as described below. Our financial statements for the second and third quarters of Fiscal 2005 will also be restated for these items in future Fiscal 2006 quarterly filings. No restatement of our financial statements for the full fiscal year ended April 2, 2005 is necessary as a result of the matters discussed below.
      As a result of the clarifications contained in the February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants regarding specific lease accounting issues, we initiated a review of the Company’s lease accounting practices. Management and the Audit Committee of the Company’s Board of Directors determined that our accounting practices were incorrect with respect to rent holiday periods and the classification of landlord incentives and the related amortization. We have made all appropriate adjustments to correct these errors.
      In periods prior to the fourth quarter of Fiscal 2005, we recorded straight-line rent expense for store operating leases over the related store’s lease term beginning with the commencement date of store operations. Rent expense was not recognized during any build-out period. To correct this practice, we adopted a policy in which rent expense is recognized on a straight-line over the stores’ lease term commencing with the build-out period (the effective lease-commencement date). In addition, prior to the fourth quarter of Fiscal 2005, we incorrectly classified tenant allowances (amount received from a landlord to fund leasehold improvements) as a reduction of property and equipment rather than as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reduction of rent expense. In addition, our statements of cash flows had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. These corrections resulted in an increase to net property and equipment of $10.8 million and deferred lease incentive liabilities of $20.5 million, at July 3, 2004. Additionally, for the three-month period ended July 3, 2004, the reclassification of the amortization of deferred lease incentives resulted in an increase to rent expense of $1.1 million and an increase to depreciation expense of $0.7 million.
      In January 2000, Ralph Lauren Media, LLC (“RL Media”), a joint venture with National Broadcasting Company, Inc. and certain affiliated companies (“NBC”), was formed. Under this 30-year joint venture agreement, RL Media is owned 50% by the Company and 50% by NBC and related affiliates. We used the equity method of accounting for this investment since inception. On December 24, 2003, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation Number (“FIN”) 46R, which was applicable for financial statements issued for reporting periods ending after March 15, 2004. We considered the provisions of FIN 46R for our Fiscal 2004 financial statements and made the determination that RL Media was a variable interest entity (“VIE”) under FIN 46R and concluded that we were not the primary beneficiary under FIN 46R and, therefore, should not consolidate the results of RL Media. Upon subsequent review, the Company concluded that its determination in 2004 was incorrect and that consolidation of RL Media into the Company’s financial statements was required as of April 3, 2004. The impact on the Company’s balance sheet as of April 3, 2004 was to increase assets and liabilities. Previously, the Company accounted for this joint venture using the equity method of accounting under which we recognized our share of RL Media’s operating results based on our share of ownership and the terms of the joint venture agreement.
      The Company has also corrected the classification on our Balance Sheet as of July 3, 2004 of certain unapplied cash from retail credit card receivables to cash. This error was originally corrected on a cumulative basis in the third quarter of Fiscal 2005. This resulted in approximately a $10.5 million increase in cash provided by operating activities, a corresponding increase in our cash and cash equivalents balance and an approximately $10.5 million decrease in accounts receivable. The Company has also corrected the classification on our Balance Sheet as of July 3, 2004 of certain inventory amounts from prepaid expenses of approximately $2.1 million which had no impact on cash flows from operating activities.
      The Company also corrected the classification within the Statement of Cash Flows for the three months ended July 3, 2004 of the net loss recorded on the disposal of property and equipment from the investing activities to the operating activities and capital lease payments from operating activities to financing activities. In addition, we corrected the classification of certain amounts from cash to accounts payable, which resulted in a $2.6 million increase in cash and accounts payable as well as cash flow from operating activities.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the impact of the restatement to properly account for leases and to consolidate RL Media on the consolidated income statements for the three months ended July 3, 2004 is as follows:

	Three Months Ended July 3, 2004

		Lease
	As Previously	Accounting	RL Media
	Reported	Adjustments	Consolidation	As Restated

Consolidated Statement of Income
Net sales	$535,808	$—	$13,256	$549,064
Net revenues	592,750	—	13,256	606,006
Cost of goods sold	285,650	—	4,828	290,478
Gross profit	307,100	—	8,428	315,528
Selling, general and administrative expenses	285,764	1,783	7,496	295,043
Income from operations	20,605	(1,783)	932	19,754
Interest expense, net	1,630	—	(3)	1,627
Income before provision for income taxes and other (income) expense, net	18,764	(1,783)	935	17,916
Provision for income taxes	6,849	(725)	192	6,316
Other (income) expense, net	(1,488)	—	363	(1,125)
Net income	13,403	(1,058)	380	12,725
Net income per share — Diluted	0.13	(0.01)	—	0.12
      The corrections described above resulted in increases in cash provided by operating activities (primarily due to the correction of the classification of credit card receivables) for the three months ended July 3, 2004 of $14.1 million. A summary of the impact of the corrections to the statements of cash flows is as follows:

				Credit Card
				Receivable and
		Lease		Other
	As Previously	Accounting	RL Media	Cash Flow
	Reported	Adjustments	Consolidation	Adjustments	As Restated

Consolidated Statements of Cash Flows
For the three months ended July 3, 2004:
Net cash provided by operating activities	$98,169	$79	$574	$14,100	$112,922
Net cash used in investing activities	275,216	79	—	693	275,988
Net cash provided by financing activities	7,795	—	—	(322)	7,473
Net (decrease) increase in cash and cash equivalents	(168,569)	—	574	13,085	(154,910)

3.	Acquisitions
      On July 2, 2004, we completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $263.5 million including transaction costs. The purchase price includes deferred payments of $15 million over the three years after the acquisition date, and we have agreed to assume

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
certain liabilities. Additionally, we agreed to pay up to an additional $5 million in contingent payments if certain sales targets were attained. During Fiscal 2005, we recorded a $5 million liability for this contingent purchase payment because we believe it is probable the sales targets will be achieved. This amount was recorded as an increase in goodwill. RL Childrenswear Company, LLC was our licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with this acquisition, we recorded fair values for assets and liabilities as follows: inventory of $26.6 million, property and equipment of $7.5 million, intangible assets, consisting of non-compete agreements, of $2.5 million and customer relationships, of $29.9 million, other assets of $1.0 million, goodwill of $208.3 million and liabilities of $12.3 million. The results of operations for the Childrenswear business for the period are included in the consolidated results of operations commencing July 2, 2004.
      The following unaudited pro forma information assumes the Childrenswear acquisition had occurred on March 30, 2003. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred March 30, 2003, nor is it indicative of the Company’s future results. The pro forma amounts reflect adjustments for purchases made by us from Childrenswear, licensing royalties paid to us by Childrenswear, amortization of the non-compete agreements, lost interest income on the cash used for the purchase and the income tax effect based upon pro forma effective tax rate of 35.5% in Fiscal 2005. The pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition.

	For the Three
	Months Ended

	July 2,	July 3,
	2005	2004

	Actual
Net revenue	$751,942	$659,759
Net income	50,707	13,881
Net income per share — Basic	$0.49	$0.14
Net income per share — Diluted	$0.48	$0.14
      On October 31, 2001, we completed the acquisition of substantially all of the assets of PRL Fashions of Europe S.R.L. During Fiscal 2005, an additional payment was made on the earn-out, resulting in an increase in goodwill of approximately $1.3 million.

4.	Inventories
      Inventories are valued at the lower of cost, using the FIFO method, or market and are summarized as follows:

	July 2,	April 2,
	2005	2005

Raw materials	$8,478	$5,276
Work-in-process	42,499	8,283
Finished goods	416,633	416,523

	$467,610	$430,082

5.	Goodwill and Other Intangible Assets, Net
      As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed our annual impairment test as of the first day of the second quarter of Fiscal 2005. No impairment was recognized as a

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
result of this test. The carrying value of goodwill as of July 2, 2005 and April 2, 2005 by operating segment is as follows (dollars in millions):

	Wholesale	Retail	Licensing	Total

Balance at April 2, 2005	$367.9	$74.5	$116.5	$558.9
Purchases	—	—	—	—
Effect of foreign exchange and other adjustments	(10.7)	(0.4)	—	(11.1)

Balance at July 2, 2005	$357.2	$74.1	$116.5	$547.8

      The carrying value of indefinite life intangible assets as of July 2, 2005 was $1.5 million and relates to a purchased trademark. Finite life intangible assets as of July 2, 2005 and April 2, 2005, subject to amortization, are comprised of the following:

	July 2, 2005			April 2, 2005

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.		Estimated
	Amount	Amort.	Net	Amount	Amort.	Net	Lives

Licensed trademarks	$17,400	$(3,560)	$13,840	$17,400	$(3,125)	$14,275	10 years
Non-compete agreements	2,500	(833)	1,667	2,500	(625)	1,875	3 years
Customer relationships	29,900	(1,199)	28,701	29,900	(897)	29,003	25 years
Domain name	353	(18)	335	353	(12)	341	15 years
      Intangible amortization expense was $1.0 million and $0.6 million for the three months ended July 2, 2005 and July 3, 2004, respectively. The estimated intangible amortization expense for each of the following five years is expected to be approximately $3.8 million per year for the next two fiscal years, and $3.0 million per fiscal year in the third, fourth and fifth years.

6.	Restructuring

(a)	2003 Restructuring Plan
      During the third quarter of Fiscal 2003, we completed a strategic review of our European business and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, the Company recorded a restructuring charge of $2.1 million during Fiscal 2005 and $7.9 million during Fiscal 2004 for severance and contract termination costs. The $2.1 million represents the additional liability for employees notified of their termination and properties we ceased using during Fiscal 2005. The components of the activity for the three months ended July 2, 2005 were as follows:

		Lease and Other
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at April 2, 2005	$141	$891	$1,032
Provision	—	—	—
Utilization	(60)	(313)	(373)

Balance at July 2, 2005	$81	$578	$659

      Total severance and termination benefits as a result of this restructuring related to approximately 160 employees. Total cash outlays related to this plan of approximately $23.7 million, since inception, have been paid through July 2, 2005. It is expected that this plan will be completed, and the remaining liabilities will be paid during Fiscal 2006 or in accordance with contract terms.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	2001 Operational Plan
      In connection with the implementation of our Fiscal 2001 Operational Plan, we recorded a pre-tax restructuring charge of $128.6 million in our second quarter of Fiscal 2001. This charge was subsequently adjusted for a $5.0 million reduction of liabilities in the fourth quarter of Fiscal 2001 and a $16.0 million increase in the fourth quarter of Fiscal 2002 for lease termination costs associated with the closure of certain retail stores. During Fiscal 2004, a $10.4 million increase was recorded due to market factors that were less favorable than originally estimated. The major component of the charge remaining and the activity for the three months ended July 2, 2005 was as follows:

Lease and
Contract
Termination
Costs

Balance at April 2, 2005	$4,066
Fiscal 2006 spending	(563)

Balance at July 2, 2005	$3,503

      Total cash outlays related to the 2001 Operational Plan are expected to be approximately $51.2 million, $47.6 million of which have been paid through July 2, 2005. We completed the implementation of the 2001 Operational Plan in Fiscal 2002 and expect to settle the remaining liabilities in accordance with contract terms.

7.	Financing Agreements
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
      Our credit facility, which is otherwise substantially on the same terms as the former credit facility, provides for a $450.0 million revolving line of credit, subject to increase to $525.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on October 6, 2009. As of July 2, 2005, we had no direct borrowings outstanding under the credit facility and, we were contingently liable for $34.8 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. We incur a financing charge of ten basis points per month on the average monthly balance of these outstanding letters of credit. Direct borrowings under the credit facility bear interest, at our option, at a rate equal to (i) the higher of the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus one-half of one percent, the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined in the credit facility) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentage, and a margin based on our then current credit ratings. As of July 2, 2005, the margin was 0.625%.
      Our credit facility requires us to maintain certain covenants:

•	a minimum ratio of consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“EBITDAR”) to Consolidated Interest Expense (as such terms are defined in the credit facility); and

•	a maximum ratio of Adjusted Debt (as defined in the credit facility) to EBITDAR.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

•	sell or dispose of assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances or guarantees;

•	engage in transactions with affiliates; and

•	make investments.
      Upon the occurrence of an event of default under the credit facility, the lenders may cease making loans, terminate the credit facility, and declare all amounts outstanding to be immediately due and payable. The credit facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenants described above. Additionally, the credit facility provides that an event of default will occur if Mr. Ralph Lauren and related entities as defined, fail to maintain a specified minimum percentage of the voting power of our common stock.

8.	Financial Instruments
      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At July 2, 2005, we had the following foreign exchange contracts outstanding: (i) to deliver €77.0 million in exchange for $101.7 million through Fiscal 2006 and (ii) to deliver ¥10,468 million in exchange for $91.6 million through Fiscal 2008. At July 2, 2005, the fair value of these contracts resulted in unrealized pretax gains and losses of $9.1 million and $9.6 million for the Euro forward contracts and Japanese Yen forward contracts, respectively.
      In May 2003, we entered into an interest rate swap that terminates in November 2006. The interest rate swap is being used to convert €105.2 million, 6.125% fixed rate borrowings into €105.2 million, EURIBOR minus 1.55% variable rate borrowings. We entered into the interest rate swap to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swap has been designated as a fair value hedge under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized in earnings from the changes in the fair value of the interest rate swap and the Euro debt resulting from changes in the benchmark interest rate, and was de minimus for the first quarter of Fiscal 2006. In addition, we have designated the entire principal of the Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in Accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges. On April 6, 2004 and October 4, 2004, the Company executed interest rate swaps to convert the fixed interest rate on total of an additional €100.0 million of the Eurobonds to a floating rate (EURIBOR based). After the execution of these swaps, approximately €22.0 million of the Eurobonds remained at a fixed interest rate.
      For the three months ended July 2, 2005, Accumulated other comprehensive income included unrealized losses of $34.7 million related to €227.3 million of foreign investment hedged. For the three months ended

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 3, 2004, Accumulated other comprehensive income included unrealized losses of $40.1 million related to €227.3 million of foreign investment hedged.

9.	Other Comprehensive Income
      For the three months ended July 2, 2005 and July 3, 2004, other comprehensive income was as follows:

	Three Months Ended

	July 2,	July 3,
	2005	2004

Net income	$50,707	$12,725
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(33,691)	3,022
Unrealized gains (losses) on cash flow and foreign currency hedges, net	23,058	(1,423)

Comprehensive income	$40,074	$14,324

      The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, was a benefit of $1.8 million and a charge of $10.0 million, respectively, in the three months ended July 2, 2005. The income tax effect related to foreign currency translation adjustments and unrealized gains and losses on cash flow and foreign currency hedges, was a benefit of $0.6 million and a benefit of $1.5 million, respectively, for the three months ended July 3, 2004.
      The Company has several hedges in place at July 2, 2005 primarily relating to inventory purchases, royalty payments and net investment in foreign subsidiaries. All of the hedges are considered highly effective and as a result the changes in the fair market value of each hedge are recorded in unrealized gains and losses on hedging derivatives, a component of Accumulated other comprehensive income, until the hedged transaction is realized in results of operations. The following table details the changes in the unrealized losses on hedging derivatives for the three months ended July 2, 2005.
      Unrealized losses on hedging derivatives are comprised of the following (dollars in millions):

	Unrealized			Unrealized
	Gains (Losses)	Changes in Fair	Unrealized Losses	Gains (Losses)
	on Hedging	Value During the	on Hedges	on Hedging
	Derivatives as of	Three-Months Ended	Reclassified into	Derivatives as of
	April 2, 2005	July 2, 2005	Earnings	July 2, 2005

Derivatives designated as hedges of:
Inventory purchases	$1.9	$5.8	$1.4	$9.1
Intercompany royalty payments	(13.8)	4.1	—	(9.7)
Net investment in foreign subsidiaries	(77.4)	21.8	—	(55.6)

Before-tax totals	$(89.3)	$31.7	$1.4	$(56.2)

After-tax totals	$(55.1)	$21.7	$1.3	$(32.1)

10.	Earnings Per Share
      Basic Earnings per share is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock issuable pursuant to the exercise of stock options outstanding as well as

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the vesting of restricted stock and restricted stock units, and is calculated under the treasury stock method. The weighted-average number of common shares outstanding used to calculate Basic EPS is reconciled to those shares used in calculating Diluted EPS as follows:

	Three Months Ended

	July 2,	July 3,
	2005	2004

Basic	103,048	100,481
Dilutive effect of stock options, restricted stock and restricted stock units	2,443	2,321

Diluted shares	105,491	102,802

      Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted earnings per share. For the three months ended July 2, 2005 and July 3, 2004, there were no anti-dilutive options or restricted stock grants and less than 20,000 anti-dilutive options and stock grants excluded from the diluted share calculation respectively.

11.	Stock Incentive Plans
      In June 2005, the Compensation Committee granted 100,000 restricted stock units, payable solely in shares of our Class A Common Stock, under our Stock Incentive Plan. This was the third of five annual grants pursuant to an employment agreement. Each grant vests on the fifth anniversary of the grant date, subject to acceleration in certain circumstances, including termination of the executive’s employment after the end of Fiscal 2008 for any reason other than termination by the Company for cause, and is payable following the termination of the executive’s employment. Additional restricted stock units are issued in respect of outstanding grants as dividend equivalents in connection with the payment of dividends on our Class A Common Stock. In June 2005, an aggregate of approximately 222,000 performance based restricted stock units and approximately 1.3 million options to purchase shares of our Class A Common Stock were granted to certain employees under the Stock Incentive Plan. The restricted stock units will vest in Fiscal 2009, subject to the Company’s satisfaction of performance goals, and the options will vest in three equal installments on the first three anniversaries of the grant date. The exercise price of the options is the fair market value of the Class A Common Stock on the grant date. In June 2005, the Company issued 187,500 restricted stock units under our Stock Incentive Plan pursuant to an employment agreement. These restricted units are performance based and will vest over the next three years, subject to the Company’s satisfaction of performance goals and are entitled to dividend equivalents, and the employment agreement provides for the grant of up to an additional 375,000 performance based units that would vest, subject to the Company’s achievement of performance goals for periods ending at the close of Fiscal 2009 and Fiscal 2010.
      On October 1, 2004, the Company issued 75,000 restricted shares of Class A Common Stock and options to purchase 200,000 shares of Class A Common Stock pursuant to an employment agreement. The restricted stock will vest in equal installments on the first five anniversaries of the grant dates. An additional 75,000 options to purchase 75,000 shares of Class A Common Stock were granted under our Stock Incentive Plan to new hires during the first three months of Fiscal 2005.
      Total stock compensation expense recorded for the three months ended July 2, 2005 was $4.9 million, compared to $1.2 million for the three months ended July 3, 2004.
      During the three months ended July 2, 2005 and July 3, 2004, the Company realized a tax benefit due to the exercise of stock options of $6.5 million and $2.1 million, respectively.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments & Contingencies

Declaration of Dividend
      On May 20, 2003 the Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on our common stock. The first quarter Fiscal 2006 dividend of $0.05 per share was declared on June 14, 2005, payable to shareholders of record at the close of business on July 1, 2005, and was paid on July 15, 2005. During the three months ended July 2, 2005, approximately $5.2 million was recorded as a reduction to retained earnings in connection with this dividend.

13.	Legal Proceedings
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
      On March 24, 2005, the Appellate Division of the Supreme Court affirmed the lower court’s orders. On April 22, 2005, we filed a motion with the Appellate Division for reargument and/or permission to appeal its decision to the New York Court of Appeals. On June 23, 2005, the Appellate Division denied our request for reargument but granted our motion for leave to appeal to the Court of Appeals. If the Court of Appeals does not reverse the Appellate Division’s decision, the case would go back to the lower court for a trial on damages. Although we intend to continue to defend the case vigorously, in light of the Appellate Division’s decision we recorded an aggregate litigation charge to establish a reserve of $100.0 million in Fiscal 2005. This charge represents management’s best estimate at this time of the loss incurred to date. No discovery has been held and the ultimate outcome of this matter could differ materially from the reserved amount.

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
      The ultimate outcome of these matters could differ from the amounts recorded and could be material to the results of operations for any affected reporting period. Management does not expect the resolution of these matters to have a material impact on the Company’s liquidity or financial position.
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
      On November 1, 2004, the arbitral panel of the International Centre for Dispute Resolution hearing the arbitration between us and the United States Polo Association, United States Polo Association Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) in Sweden rendered a decision rejecting the relief sought by USPA and holding that their so-called Horseman symbol infringes on our trademark and other rights. The arbitral tribunal awarded us damages in excess of 3.5 million Swedish Krona, or $0.4 million, and ordered USPA to discontinue the sale of, and destroy all remaining stock of, clothing bearing its Horseman symbol in Sweden. This amount has not yet been recorded as income.
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

14.	Segment Reporting
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
      The accounting policies of the segments are consistent with those described in Note 1. Intersegment sales and transfers are recorded at cost and treated as transfer of inventory. All intercompany revenues are eliminated in consolidation. We do not review these sales when evaluating segment performance. We evaluate each segment’s performance based upon operating income before interest, foreign currency gains and losses, restructuring charges, one-time items and income taxes. In conjunction with an evaluation of our overall segment reporting, we have changed our method of allocating corporate expenses to each segment to more appropriately reflect those corporate expenses directly related to segments. Therefore, Corporate overhead expenses, exclusive of expenses for senior management, overall branding related expenses and certain other corporate related expenses, are allocated to the segments based upon specific usage or other allocation methods beginning with the fourth quarter of Fiscal 2005. As a result of this change, prior year segment results have been restated to reflect how management currently views the business as well as for the restatement items discussed in Note 2.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our net revenues and income from operations for the three months ended July 2, 2005 and July 3, 2004 for each segment were as follows:

	Three Months Ended

	July 2,	July 3,
	2005	2004

Net revenues:
Wholesale	$337,199	$239,024
Retail	357,404	310,040
Licensing	57,339	56,942

	$751,942	$606,006

Income (loss) from operations:
Wholesale	$46,269	$(2,633)
Retail	35,650	24,444
Licensing	35,212	31,847

	117,131	53,658
Less: Unallocated corporate expenses	36,910	33,173
Unallocated restructuring charge	—	731

	$80,221	$19,754

      Our net revenues for the three months ended July 2, 2005 and July 3, 2004, by geographic location of the reporting subsidiaries, were as follows:

	Three Months Ended

	July 2,	July 3,
	2005	2004

Net revenues:
United States and Canada	$622,722	$506,239
Europe	104,701	86,736
Other Regions	24,519	13,031

	$751,942	$606,006

15.	New Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Change in Accounting Principle.” SFAS 154 generally requires that changes in accounting principle be applied retrospectively. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 to have a material impact on our financial statements.
      In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in FASB 143,

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Accounting for Asset Retirement Obligations.” The Company is currently evaluating the impact of FIN 47 on its financial statements.
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
      In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” a revision of FASB Statement No. 123. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the income statement. This standard would be effective for awards granted, modified or settled in fiscal years beginning after June 15, 2005. The Company currently accounts for stock options under APB No. 25. The pro forma impact of expensing options, valued using the Black Scholes valuation model, is disclosed in Note 1 of Notes to Consolidated Financial Statements. The Company is currently researching the appropriate valuation model to use for stock options. In connection with the issuance of SFAS 123R, the Securities and Exchange Commission issued Staff Accounting Bulletin number 107 (“SAB 107”) in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of SFAS 123R. The Company is currently evaluating the effect of SFAS 123R and SAB 107 on its financial statements and will implement SFAS 123R on April 2, 2006.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets.” SFAS 153 is an amendment of Accounting Principles Board Opinion 29, “Accounting for Nonmonetary Transactions,” and eliminates certain narrow differences between APB 29 and international accounting standards. SFAS 153 is effective for fiscal periods beginning on or after June 15, 2005. The adoption of SFAS 153 will not have a material impact on the Company’s financial statements.
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
      In November 2004, the FASB issued SFAS 151, “Inventory costs.” SFAS 151 is an amendment of Accounting Research Board Opinion number 43 and sets standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 151 on its financial statements.
      In October 2004, the FASB Emerging Issue Task Force issued its abstract No. 04-01 (“EITF 04-01”) “Accounting for Pre-existing Relationships between the Parties to a Business Combination.” EITF 04-01 addresses the appropriate accounting treatment for portions of the acquisition costs of an entity which may be deemed to apply to Elements of a pre-existing business relationship between the acquiring company and the target company. EITF 04-01 is effective for combinations consummated after October 2004. It is therefore applicable to the Footwear acquisition discussed in Note 16. Historically, the Company had not assigned any value to pre-existing business relationships reacquired in purchase transactions. The adoption of EITF 04-01 has no effect on historical financial statements.

POLO RALPH LAUREN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 2003, the FASB issued Financial Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” which was amended by FIN 46R in December, 2003. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the “primary beneficiary” of that entity. FIN 46R also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46R apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003. Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46R required us to consolidate the assets and liabilities of RL Media. See Note 2 regarding our interest in Ralph Lauren Media, LLC.

16.	Subsequent Event
      On July 15, 2005, the Company consummated its agreement to acquire from Reebok International, Ltd all the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc., its global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok International Ltd (the “Footwear Business”). The purchase price for the acquisition was approximately $108 million in cash, subject to certain post closing adjustments. Payment of the Purchase Price was funded by cash on hand. In addition, the Footwear Licensee and certain of its affiliates have entered into a transition services agreement with the Company to provide a variety of operational, financial and information systems services over a period of twelve to eighteen months.

POLO RALPH LAUREN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis is a summary and should be read together with our consolidated financial statements and the notes included elsewhere in this 10-Q. We utilize a 52-53 week fiscal year ending on the Saturday nearest March 31. Fiscal 2006 will end on April 1, 2006 (“Fiscal 2006”) and reflects a 52 week period. Fiscal 2005 ended April 2, 2005 (“Fiscal 2005”) and reflects a 52 week period.
      Various statements in this Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations about our future operations, results or financial condition and are generally indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with a general economic downturn and other events leading to a reduction in discretionary consumer spending; risks associated with implementing our plans to enhance our worldwide luxury retail business, inventory management and operating efficiencies; risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in global economic or political conditions; risks associated with our dependence on sales to a limited number of large department store customers, including risks related to mergers and acquisitions and the extending of credit; risks associated with our dependence on our licensing partners for a substantial portion of our net income and a lack of operational and financial control over licensed businesses; risks associated with financial condition of licensees, including the impact on our net income and business of one or more licensees’ reorganization; risks associated with consolidations, restructurings and other ownership changes in the retail industry; risks associated with competition in the segments of the fashion and consumer product industries in which we operate, including our ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing and our ability to remain competitive in the areas of quality and price; uncertainties relating to our ability to implement our growth strategies or successfully integrate acquired businesses; risks associated with our entry into new markets, either through internal development activities or through acquisitions; risks associated with changes in import quotas, other restrictions or tariffs; risks associated with the possible adverse impact of our unaffiliated manufacturers’ inability to manufacture products in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations or sourcing, including foreign currency fluctuations; risks related to current or future litigation or our ability to establish and protect our trademarks and other proprietary rights; risks related to fluctuations in foreign currency affecting our foreign subsidiaries’ and foreign licensees’ results of operations, the relative prices at which we and our foreign competitors sell products in the same market and our operating and manufacturing costs outside the United States; and risks associated with our control by Lauren family members, the anti-takeover effect of our two classes of common stock and the potential impact of stock repurchases. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

      Retail consists of our worldwide Ralph Lauren retail operations, which sell our products through Ralph Lauren and Club Monaco full-price and outlet stores and Rugby full-price stores as well as Ralph Lauren Media, our 50% owned e-commerce joint venture, which sells products over the internet.
      Licensing consists of product, international and home licensing alliances, each of which pays us royalties based upon sales of our product, and are generally subject to minimum royalty payments. We work closely with our licensing partners to ensure that products are developed, marketed and distributed in a manner consistent with the distinctive perspective and lifestyle associated with our brands.
      Our wholesale segment showed significant improvements in net sales, gross margin rates and operating income during the three month period ended July 2, 2005 as compared to the corresponding period of the prior fiscal year. These improvements were largely due to the addition of the Childrenswear line and improvements in our men’s line.
      Our retail segment continued to perform well during the three months ended July 2, 2005, driven by increased net sales and improved gross profit as a percentage of net sales. The increase in retail net sales was due to positive comparable store sales in both full-price and outlet stores, new store openings and, to a lesser extent, the impact of the appreciation of the Euro relative to the U.S. dollar. The increasing gross profit rate reflects a continued focus on inventory management, sourcing efficiencies, and higher realized sales dollars resulting from a combination of improved product mix, advertising and targeted marketing.
      Our licensing segment’s net revenues and operating income increased compared to the prior year’s comparable period primarily as a result of increased international licensing income, which was largely offset by the loss of royalties associated with the acquired Childrenswear line.
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
Restatement of Previously Issued Financial Statements
      Our financial statements for the three months ended July 3, 2004 have been restated to give effect to the items discussed below. See note 2 to our consolidated financial statements included in this Form 10-Q for a summary of the effects of the restatements. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these restatements. No restatement of our financial statements for the full Fiscal 2005 financial statements is necessary as a result of the matters discussed below. Our second and third quarter financial statements from fiscal 2005 will also be restated in future Fiscal 2006 quarterly filings for these items. The restated financial statements for the fiscal years ended April 3, 2004 and March 29, 2003 are contained in our Annual Report on Form 10-K for Fiscal 2005.
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
      In periods prior to the fourth quarter of Fiscal 2005, we had recorded straight-line rent expense for store operating leases over the related store’s lease term beginning with the commencement date of store operations. Rent expense was not recognized during any build-out period. To correct this practice, we have adopted a policy in which rent expense is recognized on a straight-line over the stores’ lease term commencing with the start of the build-out period (the effective lease-commencement date). In addition, prior to the fourth quarter of Fiscal 2005, we had classified tenant allowances (amounts received from a landlord to fund leasehold improvement) as a reduction of property and equipment rather than as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction of rent expense. In addition, our statements of cash flow had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities rather than as cash flows from operating activities. Correcting these items resulted in an increase to each of net property and equipment and deferred lease incentive liabilities of $10.8 million and $20.5 million, respectively, at July 3, 2004. Additionally, for the three month period ended July 3, 2004, the reclassification of the amortization of deferred lease incentives resulted in an increase to rent expense of $1.1 million and an increase to depreciation expense of $0.7 million.
      In January 2000, we formed Ralph Lauren Media, LLC as a joint venture. Under this 30-year joint venture agreement, Ralph Lauren Media is owned 50% by the Company, 37.5% by NBC Universal, Inc. and 12.5% by ValueVision Media, Inc. We had used the equity method of accounting for our investment in the joint venture since its inception. On December 24, 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46R, which is applicable for financial statements issued for reporting periods ending after March 15, 2004. We considered the provisions of FIN 46R for our Fiscal 2004 financial statements and made the determination that Ralph Lauren Media was a variable interest entity (“VIE”) under FIN 46R, and concluded that we were not the primary beneficiary under FIN 46R and, therefore, should not consolidate the results of Ralph Lauren Media. Upon subsequent review, the Company concluded that its determination in 2004 was incorrect and that consolidation of Ralph Lauren Media into the Company’s financial statements was required as of April 3, 2004. The impact on our balance sheet was to increase assets and liabilities. Previously, we accounted for this joint venture using the equity method of accounting under which we recognized our share of RL Media’s operating results based on our share of ownership and the terms of the joint venture agreement.
      The Company has also corrected the classification on our Balance Sheet as of July 3, 2004 of certain unapplied cash from retail credit card receivables to cash. This error was originally corrected on a cumulative basis in the third quarter of Fiscal 2005. This resulted in approximately a $10.5 million increase in cash provided by operating activities, a corresponding increase in our cash and cash equivalents balance and an approximately $10.5 million decrease in accounts receivable prepaid. The Company has also corrected the classification on our Balance Sheet as of July 3, 2004 of certain inventory amounts from prepaid expenses of approximately $2.1 million which had no impact on cash flows from operating activities.
      The Company also corrected the classification within the Statement of Cash Flows for the three months ended July 3, 2004 of the net loss recorded on the disposal of property and equipment from the investing activities to the operating activities and capital lease payments from operating activities to financing activities. In addition, we corrected the classification of certain amounts from cash to accounts payable, which resulted in a $2.6 million increase in cash and accounts payable as well as cash flow from operating activities.
Recent Developments
      As described in Item 1 — BUSINESS — “Recent Developments” and Item 3 — “LEGAL PROCEEDINGS” of our Annual Report on Form 10-K for Fiscal 2005 and in note 13 to our consolidated financial statements included in this Form 10-Q, we have recorded a reserve of $100.0 million in connection with our litigation with Jones Apparel Group, Inc. over the termination of the Lauren product line license previously held by Jones. On March 24, 2005, the Appellate Division of the New York Supreme Court affirmed the lower Court’s orders in favor of Jones. We filed a motion with the Appellate Division for reargument and/or permission to appeal its decision to the New York Court of Appeals, and on June 23, 2005, the Appellate Division denied our request for reargument but granted our motion for leave to appeal to the Court of Appeals. If the Court of Appeals does not reverse the Appellate Division’s decision, the case will go back to the lower court for a trial on damages. Although we intend to continue to defend the case vigorously, in light of the Appellate Division’s decision we recorded an aggregate charge of $100.0 million in Fiscal 2005 to establish a reserve for this litigation. This charge represents management’s best estimate at this time of the loss incurred. No discovery has been held, and the ultimate outcome of this matter could differ materially from the reserved amount. Jones is seeking compensatory damages of $550.0 million plus punitive damages relating to our alleged tortious interference in the non-compete and confidentiality provisions of Jackwyn Nemerov’s former employment agreement with Jones. If Jones were to be awarded the full amount of damages it seeks, the award would have a material adverse effect on our results of operations and financial position.
      As described in more detail in Note 13 to our consolidated financial statements included in this Form 10-Q, we are subject to various claims relating to an alleged security breach of our retail point of sale system, including fraudulent credit card charges, the cost of replacing cards and related monitoring expenses and other related claims. We are unable to predict the extent to which further claims will be asserted. We have contested and will continue to vigorously contest the claims made against us and continue to explore our defenses and possible claims against others. During Fiscal 2005, we established a reserve of $6.2 million relating to this matter, representing management’s best estimate at the time of the loss incurred. The ultimate outcome of this matter could differ from the amounts recorded. While that difference could be material to the results of operations for any affected reporting period, it is not expected to have a material impact on our consolidated financial position or liquidity.
      In June 2003, one of our licensing partners, WestPoint Stevens, Inc., and certain of its affiliates (“WestPoint”) filed a voluntary petition for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. WestPoint produces bedding and bath product in our home collection under license, and royalties paid by WestPoint accounted for 14.2% of our licensing revenues in Fiscal 2005. On June 24, 2005, American Real Estate Properties, LP, an entity controlled by investor Carl Icahn, won the U.S. Bankruptcy Court approved bidding process for WestPoint’s assets, subject to final confirmation by the Court. We are currently engaged in negotiations to extend the license agreement.
Recent Acquisitions
      On July 15, 2005, the Company acquired from Reebok International, Ltd all the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc., its global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok International Ltd (“the Footwear Business”). The purchase price for the acquisition of the Footwear Business was approximately $108 million in cash, subject to certain post closing adjustments. Payment of the purchase price was funded by cash on hand. In addition, the Footwear Licensee and certain of its affiliates have entered into a transition services agreement with the Company to provide a variety of operational, financial and information systems services over a period of twelve to eighteen months. Licensing revenue from the Footwear Business license was $9.5 million in Fiscal 2005.
      On July 2, 2004, we completed the acquisition of certain assets of RL Childrenswear Company, LLC for a purchase price of approximately $263.5 million including transaction costs. The purchase price includes deferred payments of $15 million over the three years subsequent to the purchase date, and we have agreed to assume certain liabilities. Additionally, we agreed to pay up to an additional $5 million in contingent payments if certain sales targets were attained. During Fiscal 2005, we recorded a $5 million liability for this contingent purchase payment because we believe it is probable the sales targets will be achieved. This amount was recorded as an increase in goodwill. RL Childrenswear Company, LLC was our licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico. In connection with this acquisition, we recorded fair values for assets and liabilities as follows: inventory of $26.6 million, property and equipment of $7.5 million, intangible assets, consisting of non-compete agreements, valued at $2.5 million and customer relationships, valued at $29.9 million, other assets of $1.0 million, goodwill of $208.3 million and liabilities of $12.3 million.
      The following pro forma amounts reflect adjustments for purchases made by us from Childrenswear, licensing royalties paid to us by Childrenswear, amortization of the non-compete agreements, lost interest income on the cash used for the purchase and the income tax effect based upon unaudited pro forma effective tax rate of 35.5% in Fiscal 2005. The unaudited pro forma information gives effect only to adjustments described above and does not reflect management’s estimate of any anticipated cost savings or other benefits as a result of the acquisition (dollars in thousands, except per share amounts).

	For the Three Months Ended

	July 2, 2005	July 3, 2004

	Actual
Net revenue	$751,942	$659,759
Net income	50,707	13,881
Net income per share — Basic	$0.49	$0.14
Net income per share — Diluted	$0.48	$0.14
Results of Operations

Three Months Ended July 2, 2005 Compared to Three Months Ended July 3, 2004
      The following table sets forth results in millions of dollars and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended July 2, 2005 and July 3, 2004:

	Three Months Ended		Three Months Ended

	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net sales	$694.6	$549.1	92.4%	90.6%
Licensing revenue	57.3	56.9	7.6	9.4

Net revenues	751.9	606.0	100.0	100.0

Gross profit	414.4	315.5	55.1	52.1
Selling, general and administrative expenses	334.2	295.0	44.4	48.7
Restructuring charge	—	0.7	—	0.1

Income from operations	80.2	19.8	10.7	3.3
Foreign currency (gains) losses	—	0.2	—	—
Interest expense	2.5	2.5	0.3	0.4
Interest income	(2.9)	(0.8)	(0.3)	(0.1)

Income before provision for income taxes and other (income) expense, net	80.6	17.9	10.7	3.0
Provision for income taxes	30.3	6.3	4.1	1.1
Other (income) expense, net	(0.4)	(1.1)	(0.1)	(0.2)

Net income	$50.7	$12.7	6.7%	2.1%

      Net revenues. Net revenues for the first quarter of Fiscal 2006 were $751.9 million, an increase of $145.9 million over net revenues for the first quarter of Fiscal 2005. Net revenues by integrated segment were as follows (dollars in thousands):

	Three Months Ended

	July 2,	July 3,	Increase/
	2005	2004	(Decrease)	% Change

Net revenues:
Wholesale	$337,199	$239,024	$98,175	41.1
Retail	357,404	310,040	47,364	15.3
Licensing	57,339	56,942	397	0.7

	$751,942	$606,006	$145,936	24.1

      Wholesale Net Sales increased by $98.2 million, or 41.1%, primarily due to the following:

•	the inclusion of sales from the acquired Childrenswear line of $58.6 million during the three months ended July 2, 2005 (acquired July 2, 2004); and

•	a $27.8 million increase in our domestic men’s business.
      Retail Net Sales increased by $47.4 million, or 15.3%, primarily as a result of:

•	8.7% and 6.5% increases, respectively, in full price and outlet comparable store sales. Excluding the effect of foreign currency exchange rate fluctuations, comparable store sales increased 7.7% for full price and 5.7% for outlet stores, respectively;

•	a $2.9 million sales increase at RL Media, our e-commerce subsidiary; and

•	recent store openings, net of store closings.
      Licensing Revenue increased by $0.4 million, or 0.7%, primarily due to the following:

•	growth in our international and home licensing businesses, which was largely offset by

•	the loss of royalties from the Childrenswear license, which terminated as of the end of the first quarter of Fiscal 2005. During the first quarter of Fiscal 2005, we received royalties of $3.3 million from this license.
      Foreign exchange rate fluctuations in the value of the Euro increased recorded wholesale sales by $3.3 million and retail sales by $2.8 million.
      Gross Profit. Gross profit increased $98.9 million, or 31.3%, for the three months ended July 2, 2005 over the three months ended July 3, 2004. This increase reflected higher net sales and improved merchandise margins generally across our wholesale and retail businesses.
      Gross profit as a percentage of net revenues increased from 52.1% last year to 55.1%. The increased gross profit rates in the wholesale and retail businesses reflect a continued focus on inventory management and sourcing efficiencies as well as reduced markdown activity as a result of better sell through on our products.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $39.2 million, or 13.3%, to $334.2 million for the three months ended July 2, 2005 from $295.0 million for the three months ended July 3, 2004. SG&A as a percentage of net revenues decreased to 44.4% from 48.7%. The increase in SG&A was driven by:

•	higher selling salaries and related costs of $16.7 million in connection with the store openings and the increase in retail sales;

•	expenses of $9.0 million attributable to the acquired Childrenswear line.
      The remainder of the increase in SG&A results from a number of factors, including higher distribution costs as a result of volume increases. Approximately $2.9 million of the increase in the quarter was due to the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the Euro.

      Income (Loss) from Operations. Income from operations increased $60.5 million, or 306.1%, for the three months ended July 2, 2005 over the three months ended July 3, 2004. Income from operations for our three business segments is provided below (dollars in thousands):

	Three Months Ended

	July 2,	July 3,	Increase/
	2005	2004	(Decrease)	% Change

Income (loss) from operations:
Wholesale	$46,269	$(2,633)	$48,902	1,857.3%
Retail	35,650	24,444	11,206	45.8%
Licensing	35,212	31,847	3,365	10.6%

	117,131	53,658	63,473	1,182.9%
Less: Unallocated corporate expenses	36,910	33,173	3,737	11.3%
Unallocated restructuring charge	—	731

	$80,221	$19,754

•	The increase in the wholesale operating results was primarily the result of the inclusion of sales generated by the Childrenswear line and improvements in the gross margin rate.

•	The increase in retail operating results was driven by increased net sales and improved gross margin rate, partially offset by the higher selling salaries and related costs incurred in connection with the increase in retail sales and new store openings.

•	The increase in licensing operating results was primarily due to improvements in our international licensing business, partially offset by the loss of royalties from the Childrenswear license.
      Foreign Currency (Gains) Losses. The effect of foreign currency exchange rate fluctuations resulted in a gain of $0.1 million for the three months ended July 2, 2005, compared to a $0.2 million loss for the three months ended July 3, 2004. These gains are unrelated to the impact of changes in the value of the dollar against the Euro when operating results of our foreign subsidiaries are converted to US dollars.
      Interest Expense. Interest expense was $2.5 million for the three months ended July 2, 2005 and $2.4 million for the three months ended July 3, 2004.
      Interest Income. Interest income increased to $2.9 million for the three months ended July 2, 2005 from $0.8 million for the three months ended July 3, 2004. The increase was the result of an increase in investments and higher interest rates on our investments.
      Provision for Income Taxes. The effective tax rate was 37.6% for the three months ended July 2, 2005 compared to 35.3% for the three months ended July 3, 2004. The increase in the effective tax rate is due primarily to a greater portion of our profit being generated in higher tax jurisdictions.
      Other (Income) Expense, Net. Other (income) expense, net was $(0.4) million for the three months ended July 2, 2005 compared to $(1.1) million for the three months ended July 3, 2004. This reflects $1.8 million and $2.0 million of income, respectively, related to the 20% equity interest in the company that holds the sublicenses for our men’s, women’s, kids, home and jeans business in Japan for three months ended July 2, 2005 and July 3, 2004, net of $0.8 million and $0.5 million of minority interest expense, respectively, for three months ended July 2, 2005 and July 3, 2004 associated with our Japanese master license, both of which were acquired in 2003. Also included is $0.6 million and $0.4 million of minority interest expense for RL Media for the three months ended July 2, 2005 and July 3, 2004, respectively.
      Net Income. Net income increased to $50.7 million for three months ended July 2, 2005 from $12.7 million for the three months ended July 3, 2004, or 6.7% and 2.1% of net revenues, respectively.

      Net Income Per Share. Diluted net income per share increased due to the increase in Net income, partially offset by an increase in weighted average shares outstanding due to stock option exercises, the issuance of restricted stock units and an increase in stock price.
Liquidity and Capital Resources
      Our primary ongoing cash requirements are to fund growth in working capital for projected sales increases (primarily accounts receivable and inventory), retail store expansion, construction and renovation of shop-within-shops, investment in the technological upgrading of our information systems, acquisitions, dividends and other corporate activities. Sources of liquidity to fund ongoing and future cash requirements include cash flows from operations, cash and cash equivalents on hand, our credit facility and other potential sources of borrowings. We expect that cash flow from operations will continue to be sufficient to fund our current level of operations, capital requirements, cash dividends and our stock repurchase plan. However, in the event of a material acquisition, material contingencies or material adverse business developments, we may need to draw on our credit facility or other potential sources of borrowing. As noted above, we used cash on hand to purchase the Footwear Business.
      On February 1, 2005, our Board of Directors approved a stock repurchase plan which allows for the purchase of up to an additional $100 million in our stock in addition to the approximately $22.5 million of authorized repurchases remaining under our original stock repurchase plan which expires in 2006. The new repurchase plan does not have a termination date.
      Our ability to borrow under our credit facility is subject to our maintenance of financial and other covenants described below. As of July 2, 2005, we had no direct borrowings under the credit facility and were in compliance with our covenants.
      With respect to pending litigation, the only matter which, if adversely determined, could have a material adverse effect on our liquidity and capital resources is the litigation with Jones Apparel Group, Inc. discussed above under “Recent Developments,” in which Jones is seeking, among other things, compensatory damages of $550 million and unspecified punitive damages. (See Part II, Item 1 — Legal Proceedings.) We continue to believe that we are right on the merits and intend to continue to defend the case vigorously. We do not believe that this matter is likely to have a material adverse effect on our liquidity or capital resources or our ability to borrow under the credit facility.
      As of July 2, 2005, we had $522.3 million in cash and cash equivalents and $269.1 million of debt outstanding compared to $197.4 million in cash and cash equivalents and $279.0 million of debt outstanding at July 3, 2004. This represents an increase in our cash net of debt position of $334.7 million, which was primarily attributable to cash flow from operations. As of July 2, 2005, we had $269.1 million outstanding in long-term Euro denominated debt, based on the Euro exchange rate at that date, as compared to $279.0 million as of July 3, 2004, due to changes in the exchange rate. Our capital expenditures were $32.6 million for the three months ended July 2, 2005, compared to $36.0 million for the three months ended July 3, 2004.
      Accounts receivable increased to $275.6 million, or 9.2%, at July 2, 2005 compared to $252.4 million at July 3, 2004. Inventories increased to $467.6 million, or 8.2%, at July 2, 2005 compared to $432.3 million at July 3, 2004, which primarily reflects the addition of inventory for our Men’s line due to strong summer sales. Accounts payable and accrued expenses and other increased to a total of $536.1 million, or 39.2% at July 2, 2005 compared to $385.1 million at July 3, 2004. This increase is primarily the result of the addition of payables associated with our increased inventory balance and the accrual of $106.2 million in litigation reserves during Fiscal 2005.
      Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $190.7 million during the three-month period ended July 2, 2005, compared to $112.9 million for the three-month period ended July 3, 2004. This $77.8 million increase in cash flow was driven primarily by changes in working capital and the increase in net income.

      During Fiscal 2003, we completed a strategic review of our European operations and implemented a plan to centralize and more efficiently consolidate these operations. In connection with the implementation of this plan, we had total cash outlays of approximately $0.4 million during the three months ended July 2, 2005. During Fiscal 2001, we implemented the 2001 Operational Plan, and total cash outlays related to this plan were $0.6 million during the three months ended July 2, 2005. We expect that the remaining liabilities under these plans will be paid during Fiscal 2006.
      Net Cash Used in Investing Activities. Net cash used in investing activities was $32.6 million for the three months ended July 2, 2005, as compared to $276.0 million for the three months ended July 3, 2004. For the three months ended July 2, 2004, net cash used reflected $240.0 million for the acquisition of certain assets of RL Childrenswear, LLC. For both periods, net cash used reflected capital expenditures related to retail expansion and upgrading our systems and facilities as well as shop-within-shop expenditures. Our anticipated capital expenditures for all of Fiscal 2006 approximate $160 million. The Fiscal 2005 amounts also include $1.3 million for an earn-out payment in connection with the P.R.L. Fashions of Europe SRL acquisition.
      Net Cash Provided by Financing Activities. Net cash provided by financing activities was $18.1 million for the three months ended July 2, 2005, compared to $7.5 million in the three months ended July 3, 2004. Cash provided by financing activities during the three months ended July 2, 2005 consists of $25.6 million received from the exercise of stock options, partially offset by the payment of $5.2 million of dividends.
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
      Our current credit facility, which is otherwise substantially on the same terms as the former credit facility, provides for a $450.0 million revolving line of credit, subject to increase to $525.0 million, which is available for direct borrowings and the issuance of letters of credit. It will mature on October 6, 2009. As of July 2, 2005, we had no direct borrowings outstanding under the credit facility. Direct borrowings under the credit facility bear interest, at our option, at a rate equal to (i) the higher of (x) the weighted average overnight Federal funds rate, as published by the Federal Reserve Bank of New York, plus one-half of one percent, and (y) the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time, or (ii) the LIBO Rate (as defined in the credit facility) in effect from time to time, as adjusted for the Federal Reserve Board’s Eurocurrency Liabilities maximum reserve percentage, and a margin based on our then current credit ratings. At July 2, 2005, we were contingently liable for $34.8 million in outstanding letters of credit related primarily to commitments for the purchase of inventory. We incur a financing charge of ten basis points per month on the average monthly balance of these outstanding letters of credit.
      Our Credit Facility requires us to maintain certain covenants:

•	a minimum ratio of consolidated Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“EBITDAR”) to Consolidated Interest Expense (as such terms are defined in the credit facility); and

•	a maximum ratio of Adjusted Debt (as defined in the credit facility) to EBITDAR.
      Our credit facility also contains covenants that, subject to specified exceptions, restrict our ability to:

•	incur additional debt;

•	incur liens and contingent liabilities;

•	sell or dispose of assets, including equity interests;

•	merge with or acquire other companies, liquidate or dissolve;

•	engage in businesses that are not a related line of business;

•	make loans, advances or guarantees;

•	engage in transactions with affiliates; and

•	make investments.
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
      Fiscal 2005 dividends of $0.05 per outstanding share declared to stockholders of record at the close of business on July 2, 2004, October 1, 2004, December 20, 2004 and April 1, 2005 were paid on July 16, 2004, October 15, 2004, January 14, 2005 and April 15, 2005, respectively. The first quarter Fiscal 2006 dividend was declared on June 14, 2005 payable to shareholders of record at the close of business on July 1, 2005 and was paid on July 15, 2005.
      Derivative Instruments. In May 2003, we entered into an interest rate swap that will terminate in November 2006. The interest rate swap is being used to convert €105.2 million, 6.125% fixed rate borrowings into €105.2 million, EURIBOR minus 1.55% variable rate borrowings. On April 6, 2004 and October 4, 2004 the Company executed interest rate swaps to convert the fixed interest rate on a total of €100 million of the Eurobonds to a EURIBOR plus 3.14% variable rate borrowing. After the execution of these swaps, approximately €22 million of the Eurobonds remained at a fixed interest rate. We entered into the interest rate swaps to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. The swaps have been designated as fair value hedges under SFAS No. 133. Hedge ineffectiveness is measured as the difference between the respective gains or losses recognized resulting from changes in the benchmark interest rate, and were immaterial in Fiscal 2005 and for the three months ended July 2, 2005. In addition, we have designated all of the principal of the Euro debt as a hedge of our net investment in certain foreign subsidiaries. As a result, the changes in the fair value of the Euro debt resulting from changes in the Euro rate are reported net of income taxes in accumulated other comprehensive income in the consolidated financial statements as an unrealized gain or loss on foreign currency hedges.
      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At July 2, 2005, we had the following foreign exchange contracts outstanding: (i) to deliver €77.0 million in exchange for $101.7 million through Fiscal 2006 and (ii) to deliver ¥10,468 million in exchange for $91.6 million through Fiscal 2008. At July 2, 2005, the fair value of these contracts resulted in unrealized pretax gains and losses of $9.1 million and $9.6 million for the Euro forward contracts and Japanese Yen forward contracts, respectively.
Seasonality of Business
      Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel and holiday shopping periods in the retail segment. As a result of the growth in our retail operations and licensing revenue, historical quarterly operating trends and working capital requirements may not be indicative of future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by the timing of seasonal wholesale shipments and other events affecting retail sales.

Critical Accounting Policies

Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies employed by the Company, including the use of estimates, are presented in Note 1 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
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
      We review and refine these estimates on a quarterly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is initially recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees. During the three months ending July 2, 2005 and July 3, 2004, the Company reduced revenues and credited customer accounts for end of season customer allowances, operational chargebacks and returns as follows:

	Three Months Ended

	July 2,	July 3,
	2005	2004

Beginning reserve balance	$100,001	$90,269
Amount expensed to increase reserve	55,027	48,684
Amount credited against customer accounts	(76,967)	(69,444)
Foreign currency translation	(1,170)	254

Ending reserve balance	$76,891	$69,763

      The Company’s provisions for, and write offs against, the reserves offsetting accounts receivable increased in Fiscal 2006 compared to Fiscal 2005 due to the large increase in wholesale sales. Ending reserve balances have increased for substantially the same reasons.
      We require that a store be open a full fiscal year before we include it in the computation of same store sales change. Stores that are closed during the fiscal year are excluded. Stores that are relocated or enlarged are also excluded until they have been in their new location for a full fiscal year.

Income Taxes
      Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by statutory tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Significant judgement is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is our policy to establish provisions for taxes that may become payable in future years as a result of these uncertainties. We establish the provisions based upon management’s assessment of exposure associated with permanent tax differences and tax credits. The tax provisions are analyzed periodically and adjustments are made as events occur that warrant adjustments to those provisions.

Accounts Receivable
      In the normal course of business, the Company extends credit to its wholesale customers that satisfy pre-defined credit criteria. Accounts receivable as shown on the Consolidated Balance Sheets, is net of the following allowances and reserves.
      An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. Expenses of $0.2 million were recorded as an allowance for uncollectible accounts during the first three months of fiscal 2006. The amounts written off against customer accounts during the first three months of fiscal 2006 totaled $1.2 million, and the balance in this reserve was $9.6 million as of July 2, 2005.
      A reserve for trade discounts is established based on open invoices where trade discounts have been extended to customers and is treated as a reduction of sales.
      Estimated customer end of season allowances (also referred to as customer markdowns) are included as a reduction of sales. These provisions are based on retail sales performance, seasonal negotiations with the Company’s customers as well as historic deduction trends and an evaluation of current market conditions. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)
      A reserve for operational chargebacks represents various deductions by customers relating to individual shipments. This reserve, net of expected recoveries, is included as a reduction of sales. The reserve is based on chargebacks received as of the date of the financial statements and past experience. Our historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)
      Costs associated with potential returns of product are included as a reduction of sales. These reserves are based on current information regarding retail performance, historical experience and an evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results. (See Revenue Recognition above)

Inventories
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

Goodwill, Other Intangibles, Net and Long-Lived Assets
      SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and intangible assets with indefinite lives no longer be amortized, but rather be tested, at least annually, for impairment. This pronouncement also requires that intangible assets with finite lives be amortized over their respective lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” During the months ended July 2, 2005, there have been no material impairment losses recorded in connection with the assessment of the carrying value of long-lived and intangible assets.
      The recoverability of the carrying values of all long-lived assets with definite lives is reevaluated when changes in circumstances indicate the assets’ value may be impaired. In evaluating an asset for recoverability, we use our best estimate of the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. In determining the future cash flows, we take various factors into account, including changes in merchandising strategy, the impact of increased local advertising and the emphasis on store cost controls. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event the future cash flows do not meet expectations.
      During the three months ended July 2, 2005, no impairment charges were recorded.

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

•	Two alternative methods for accounting for stock options are available, the intrinsic value method and the fair value method. We use the intrinsic value method of accounting for stock options, and accordingly, no compensation expense has been recognized. Beginning in Fiscal 2007, we will be required to expense the fair value of stock options granted to employees. Under the fair value method, the determination of the pro forma amounts involves several assumptions including option life and future volatility. If the fair value method were used, diluted earnings per share for Fiscal 2004 would decrease. See Note 1 to the Consolidated Financial Statements.

•	Two alternative methods for accounting for wholesale inventories are the First-In, First-Out (“FIFO”) method and the Last-in, First-out (“LIFO”) method. We account for all wholesale inventories under the FIFO method. Two alternative methods for accounting for retail inventories are the retail method and the cost method. We account for all retail inventories under the cost method.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in interest rates or foreign currency exchange rates. We manage these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments. Our policy allows for the use of derivative financial instruments for identifiable market risk exposures, including interest rate and foreign currency fluctuations. During the three months ended July 2, 2005, there were significant fluctuations in the Euro to U.S. dollar exchange rate.
      In May 2003, we entered into an interest rate swap for €105.2 million to minimize the impact of changes in the fair value of the Euro debt due to changes in EURIBOR, the benchmark interest rate. In April 2004 and October 2004, we entered into additional interest rate swaps of €50 million each for the same purpose. We have exposure to interest rate volatility as a result of these interest rate swaps. A ten percent change in the average rate would have resulted in a $0.2 million change in interest expense during the three months ended July 2, 2005.
      Since April 2, 2005, other than disclosed above, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

Item 4.	Controls and Procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

      As of July 2, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 2, 2005 due to the material weakness in our internal control over financial reporting with respect to income taxes identified during the Company’s assessment of internal control over financial reporting as of April 2, 2005, which has not yet been remediated and which was reported in our Fiscal 2005 Annual Report on Form 10K, and the additional material weakness identified during the first quarter of Fiscal 2006 relating to inadequacies in the controls over the period-end financial closing and reporting process as described below.
      During the financial closing and reporting process for the first quarter of Fiscal 2006, accounting errors were identified that resulted in adjustments to present the financial statements for the quarter ended July 2, 2005, in accordance with generally accepted accounting principles and in the restatement of the previously issued financial statements for the first quarter of Fiscal 2005, as more fully disclosed in Note 2 to the Notes to Consolidated Financial Statements. These errors resulted from inadequacies in our controls over the financial closing and reporting process. Specifically, the Company has an inadequate number of accounting personnel with sufficient training, which results in the inadequate review, monitoring and analysis of selected account balances and the lack of resolution of unusual or reconciling items in a timely manner. Based on these facts, and because of the significance of the financial closing and reporting process to the preparation of reliable financial statements, our Chief Executive Officer and Chief Financial Officer have concluded that these inadequacies in our controls as described in this paragraph constituted a material weakness as of July 2, 2005.
      To compensate for these material weaknesses, the Company performed additional analysis and other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
      To begin the remediation process for the matters described above, we have developed plans that include:

i) Hiring additional finance staff including tax staff with significant tax accounting experience;

ii) Instituting formal training of finance and tax personnel;

iii) Conducting a review of accounting and tax processes to incorporate technology enhancements and strengthen the design and operation of controls and;

iv) Implementing policies to ensure the accuracy of accounting and tax calculations supporting the amounts reflected in our financial statements and to ensure all significant accounts are properly reconciled on a frequent and timely basis.
These remediation plans will be implemented during the third and fourth quarter of this fiscal year. In addition, we hired a new vice president of Tax in the first quarter of Fiscal 2006. Neither material weakness will be considered remediated until the applicable remedial procedures operate for a period of time, such procedures are tested and management has concluded that the procedures are operating effectively.
      Except for the material weakness identified relating to inadequacies in the controls over the period-end financial closing and reporting process described above there were no changes in its internal control over financial reporting during the quarter covered by this report that would materially affect its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ending April 2, 2005.

Item 2.	Changes in Securities and Use of Proceeds
      The following table sets forth the repurchases of our common stock during the first fiscal quarter ended July 2, 2005.

					Maximum Number
					(or Approximate
				Total Number of	Dollar Value) of
				Shares (or Units)	Shares (or Units)
	Total Number of			Purchased as Part of	That May yet be
	Shares (or Units)		Average Price	Publicly Announced	Purchased Under the
Period	Purchased		Paid per Share	Plans or Programs	Plans or Programs

April 2, 2005 to April 30, 2005	10,248	(1)	$38.43	—		(2)
May 1, 2005 to May 28, 2005	—		—	—	—
May 29, 2005 to July 2, 2005	28,060	(1)	43.04	—	—
Total	38,308		$41.81	—	—

(1)	Represents shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long Term Incentive Plan, as amended and restated.

(2)	In March 1998, we announced a $100 million Class A Common Stock repurchase plan. Approximately $22.5 million in share repurchases remain available under this plan. On February 2, 2005, we announced a second stock repurchase plan under which up to an additional $100 million of Class A Common Stock may be purchased. No shares have been repurchased under this plan, which does not have a termination date.

Item 6.	Exhibits

3.1	Amended and restated Certificate of Incorporation of Polo Ralph Lauren Corporation (filed as exhibit 3.1 to the Polo Ralph Lauren Registration Statement on Form S-1 (file no. 333-24733) (the “S-1”)).

3.2	Amended and Restated By-Laws of Polo Ralph Lauren Corporation (filed as exhibit 3.2 to the S-1).

10.1	Employment Agreement, effective as of April 3, 2005, between Polo Ralph Lauren Corporation and Mitchell A. Kosh, Senior Vice President, Human Resources and Legal.

31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 24013a-14(a).

32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Date: August 11, 2005