Form 10-Q
period 2005-10-01
POLO RALPH LAUREN CORP
filed 2005-11-10
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2005

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At October 29, 2005, 61,543,716 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION

POLO RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 1,	April 2,
	2005	2005

	(In thousands, except shares
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$383,156	$350,485
Accounts receivable, net of allowances of $97,987 and $111,042	458,651	455,682
Inventories	513,101	430,082
Deferred tax assets	70,947	74,821
Prepaid expenses and other	101,372	102,693

Total current assets	1,527,227	1,413,763
Property and equipment, net	494,144	487,894
Deferred tax assets	36,073	35,973
Goodwill	569,997	558,858
Intangible assets, net	105,416	46,991
Other assets	180,456	183,190

Total assets	$2,913,313	$2,726,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	192,868	184,394
Income tax payable	41,240	72,148
Accrued expenses and other	384,755	365,868

Total current liabilities	618,863	622,410
Long-term debt	267,657	290,960
Other non-current liabilities	147,865	137,591

Total liabilities	1,034,385	1,050,961

Stockholders’ equity:
Common stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 65,792,371 and 64,016,034 shares issued and outstanding	658	640
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Additional paid-in-capital	747,349	664,291
Retained earnings	1,232,021	1,090,310
Treasury stock, Class A, at cost (4,249,230 and 4,177,600 shares)	(83,280)	(80,027)
Accumulated other comprehensive income	27,146	29,973
Unearned compensation	(45,399)	(29,912)

Total stockholders’ equity	1,878,928	1,675,708

Total liabilities and stockholders’ equity	$2,913,313	$2,726,669

See accompanying notes.

POLO RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

		(As restated,		(As restated,
		see note 4)		see note 4)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$964,748	$833,475	$1,659,351	$1,382,539
Licensing revenue	62,636	62,139	119,975	119,081

Net revenues	1,027,384	895,614	1,779,326	1,501,620
Cost of goods sold(a)	(475,839)	(449,580)	(813,353)	(740,058)

Gross profit	551,545	446,034	965,973	761,562

Other costs and expenses:
Selling, general and administrative expenses(a)	(368,019)	(321,587)	(701,277)	(616,070)
Amortization of intangible assets	(1,628)	(682)	(2,577)	(1,242)
Impairments of retail assets	(4,915)	(599)	(4,915)	(599)
Restructuring charges	—	(897)	—	(1,628)

Total other costs and expenses	(374,562)	(323,765)	(708,769)	(619,539)

Operating income	176,983	122,269	257,204	142,023
Foreign currency gains (losses)	(6,025)	3,145	(5,984)	2,934
Interest expense	(2,790)	(2,609)	(5,300)	(5,208)
Interest income	2,905	567	5,848	1,539

Income before provision for income taxes and other income (expense), net	171,073	123,372	251,768	141,288
Provision for income taxes	(64,281)	(43,391)	(94,624)	(49,707)
Other income (expense), net	(2,587)	(713)	(2,232)	412

Net income	$104,205	$79,268	$154,912	$91,993

Net income per share — Basic	$1.00	$0.78	$1.50	$0.91

Net income per share — Diluted	$0.97	$0.77	$1.46	$0.89

Weighted-average common shares outstanding — Basic	104,198	101,192	103,620	100,837

Weighted-average common shares outstanding — Diluted	107,416	103,571	106,450	103,186

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

(a) Includes total depreciation expense of:	$27,942	$23,406	$55,655	$45,679

See accompanying notes.

POLO RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	October 1,	October 2,
	2005	2004

		(As restated
		See note 4)
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$154,912	$91,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	58,232	46,921
Benefit from deferred income taxes	(5,787)	(822)
Minority interest expense	5,287	2,764
Equity in the income of equity-method investees	(3,055)	(3,176)
Non-cash stock compensation expense	11,019	4,849
Non-cash impairments of retail assets	4,915	599
Provision for losses on accounts receivable	748	3,380
Loss on disposal of property and equipment	1,102	2,937
Foreign currency losses (gains)	3,557	(3,270)
Changes in operating assets and liabilities:
Accounts receivable	5,232	8,414
Inventories	(64,494)	(57,468)
Accounts payable and accrued liabilities	9,109	(5,101)
Other balance sheet changes	17,293	27,370

Net cash provided by operating activities	198,070	119,390

Cash flows from investing activities:
Acquisitions, net of cash acquired	(113,965)	(244,120)
Capital expenditures	(74,510)	(84,392)

Net cash used in investing activities	(188,475)	(328,512)

Cash flows from financing activities:
Payments of dividends	(10,425)	(10,120)
Repurchases of common stock	(3,253)	(1,051)
Payments of capital lease obligations	(983)	(647)
Proceeds from exercise of stock options	42,410	26,018

Net cash provided by (used in) financing activities	27,749	14,200

Effect of exchange rate changes on cash and cash equivalents	(4,673)	783

Net increase (decrease) in cash and cash equivalents	32,671	(194,139)
Cash and cash equivalents at beginning of period	350,485	352,335

Cash and cash equivalents at end of period	$383,156	$158,196

See accompanying notes.

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business
      Polo Ralph Lauren Corporation (“PRLC”) is a leader in the design, marketing and distribution of premium lifestyle products. PRLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. PRLC’s brand names include Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, Polo Sport, Ralph Lauren, Blue Label, Lauren, Polo Jeans, RL, Rugby, Chaps and Club Monaco, among others. PRLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.
      We classify our interests into three business segments: wholesale, retail and licensing. Through those interests, we design, license, contract for the manufacture of, market and distribute men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. Our wholesale sales are principally to major department and specialty stores located throughout the United States and Europe. We also sell directly to consumers through full-price and factory retail stores located throughout the United States, Canada, Europe, South America and Asia, and through our jointly owned retail internet site located at www.polo.com. In addition, we often license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as eyewear and fragrances, in specified geographic areas.

2.	Basis of Presentation

Basis of Consolidation
      The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). In particular, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 46R (“FIN 46R”), the Company consolidates its 50% interest in Ralph Lauren Media, LLC (“RL Media”), a joint venture with National Broadcasting Company, Inc. (currently known as NBC Universal, Inc.) and certain affiliated companies (collectively, “NBC”). RL Media conducts the Company’s e-commerce initiatives.
      All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year
      Our fiscal year ends on the Saturday closest to March 31. As such, all references to “Fiscal 2006” represent the 52-week fiscal year ending April 1, 2006 and references to “Fiscal 2005” represent the 52-week fiscal year ended April 2, 2005.
      The financial position and operating results of RL Media are reported on a three-month lag. Similarly, the financial position and operating results of our consolidated 50% interest in Polo Ralph Lauren Japan Corporation (formerly known as New Polo Japan, Inc.) are reported on a one-month lag.

Interim Financial Statements
      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements are unaudited. But, in the opinion of management, such consolidated financial statements

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading.
      The consolidated balance sheet data as of April 2, 2005 is derived from the audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended April 2, 2005 (the “Fiscal 2005 10-K”), which should be read in conjunction with these financial statements. Reference is made to the Fiscal 2005 10-K for a complete set of financial statements.

Seasonality of Business
      Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel and holiday periods in the retail segment. Accordingly, our operating results and cash flows for the three and six-month periods ended October 1, 2005 are not necessarily indicative of the results that may be expected for Fiscal 2006 as a whole.

Restatements and Reclassifications
      As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended July 2, 2005 (the “First Quarter 2006 10-Q”), we had to restate certain quarterly financial information for our Fiscal 2005 quarterly periods. These restatements and related reconciliations from previously filed financial statements are described in further detail in Note 4 to the accompanying consolidated financial statements. In addition, certain reclassifications have been made to the prior period’s financial information in order to conform to the current period’s presentation.

3.	Summary of Significant Accounting Policies

Revenue Recognition
      Revenue within our wholesale segment is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts, end-of-season markdown allowances and operational chargebacks. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown allowances are based on historic trends, seasonal results, an evaluation of current economic and market conditions, and retailer performance. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.
      Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is initially recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees. During the three and six months ended October 1, 2005 and October 2, 2004,

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company reduced revenues and credited customer accounts for customer allowances, discounts, operational chargebacks and returns as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Beginning reserve balance	$76,891	$69,763	$100,001	$90,269
Provision taken to increase reserve	78,779	60,280	133,806	108,964
Amount credited against customer accounts	(66,070)	(53,704)	(143,037)	(123,148)
Foreign currency translation	87	135	(1,083)	389

Ending reserve balance	$89,687	$76,474	$89,687	$76,474

Accounts Receivable
      In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable, net, as shown in our consolidated balance sheet, is net of the following allowances and reserves.
      An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. Expenses of $0.7 million were recorded as an allowance for uncollectible accounts during the six months ended October 1, 2005. The amounts written off against customer accounts during the six months ended October 1, 2005 and October 2, 2004 totaled $3.1 million and $0.9 million respectively, and the balance in this reserve was $8.3 million as of October 1, 2005.
      A reserve for trade discounts is determined based on open invoices where trade discounts have been extended to customers and is treated as a reduction of sales.
      Estimated end-of-season markdown allowances are included as a reduction of sales. As described above, these provisions are based on retail sales performance, seasonal negotiations with our customers, historical deduction trends and an evaluation of current market conditions.
      A reserve for operational chargebacks represents various deductions by customers relating to individual shipments. This reserve, net of expected recoveries, is included as a reduction of sales. The reserve is based on chargebacks received as of the date of the financial statements and past experience. Costs associated with potential returns of products also are included as a reduction of sales. These return reserves are based on current information regarding retail performance, historical experience and an evaluation of current market conditions. The Company’s historical estimates of these operational chargeback and return costs have not differed materially from actual results.

Stock Options
      We currently use the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and have adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”). Accordingly, no compensation cost has been recognized for fixed stock option grants. Had compensation costs for the Company’s stock option grants been

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined based on the fair value at the grant dates of such awards in accordance with FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	For the Three		For the Six
	Months Ended		Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

		(In thousands, except
		per share amounts)
Net income as reported	$104,205	$79,268	$154,912	$91,993
Add: stock-based employee compensation expense included in reported net income, net of tax	3,863	2,334	6,921	3,008
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	6,756	7,227	13,505	9,867

Pro forma net income	$101,312	$74,375	$148,328	$85,134

Net income per share as reported —
Basic	$1.00	$0.78	$1.50	$0.91
Diluted	$0.97	$0.77	$1.46	$0.89
Pro forma net income per share —
Basic	$0.97	$0.73	$1.43	$0.84
Diluted	$0.94	$0.72	$1.39	$0.83
      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2006 and Fiscal 2005, respectively: risk-free interest rates of 3.66% and 3.44%; a dividend of $0.20 per annum; expected volatility of 29.1% and 35.0%, and expected lives of 5.2 years for both periods.
      As noted below under “New Accounting Pronouncements,” we will begin recognizing compensation cost for fixed stock option awards effective April 2, 2006, pursuant to our adoption of FASB Statement No. 123R, “Share-Based Payments” (“FAS 123R”).

New Accounting Pronouncements
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 generally requires that accounting changes and errors be applied retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect FAS 154 to have a material impact on its financial statements.
      In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides clarification regarding the meaning of the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 is effective for fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of FIN 47 on its financial statements.
      In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). FSP No. 109-2 provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” (“FAS 109”) with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. The Company is currently evaluating the impact of FSP No. 109-2 on its consolidated financial statements.
      In December 2004, the FASB issued FAS 123R. Under this standard, all forms of share-based payment to employees, including stock options, would be treated as compensation and recognized in the statement of operations. This standard will be effective for awards granted, modified or settled in fiscal years beginning after June 15, 2005. The Company currently accounts for stock options under APB No. 25. The pro forma impact of expensing options, valued using the Black Scholes valuation model, has been disclosed previously in this Note. The Company is currently researching the appropriate valuation model to use for stock options. In connection with the issuance of FAS 123R, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) in March of 2005. SAB 107 provides implementation guidance for companies to use in their adoption of FAS 123R. The Company is currently evaluating the effect of FAS 123R and SAB 107 on its financial statements and will implement FAS 123R on April 2, 2006.
      In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”). FAS 151 clarifies standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. FAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of FAS 151 on its financial statements, but it is not expected to have a material effect.

4.	Restatement of Previously Issued Financial Statements
      As previously disclosed in its First Quarter 2006 10-Q, the Company has concluded that the restatements described herein are necessary to its financial statements for the three and six months ended October 2, 2004. The Company’s financial statements for the three and nine-month periods ended January 1, 2005 will also be restated for these items in its Quarterly Report on Form 10-Q for the third quarter of Fiscal 2006. No restatement of the Company’s financial statements for full Fiscal 2005 is necessary as a result of the matters discussed below.
      As a result of the clarifications contained in the February 7, 2005 letter from the Office of the Chief Accountant of the SEC to the Center for Public Company Audit Firms of the American Institute of Certified Public Accountants regarding specific lease accounting issues, the Company initiated a review of its lease accounting practices. Management and the Audit Committee of the Company’s Board of Directors determined that the Company’s accounting practices were incorrect with respect to rent holiday periods and the classification of landlord incentives and the related amortization. The Company has made all appropriate adjustments to correct those errors.
      In particular, in periods prior to the fourth quarter of Fiscal 2005, the Company recorded straight-line rent expense for store operating leases over the related stores’ lease term beginning with the commencement date of store operations. Rent expense was not recognized during any build-out period. To correct this practice, the Company adopted a policy in which rent expense is recognized on a straight-line basis over the stores’ lease term commencing with the build-out period (the effective lease-commencement date). In addition, prior to the fourth quarter of Fiscal 2005, the Company incorrectly classified tenant allowances (amounts received from a landlord to fund leasehold improvements) as a reduction of property and equipment, rather than as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction in rent expense. Similarly, the Company’s statement of cash flows had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities, rather than as cash flows from operating activities. These corrections resulted in an increase to net property and equipment of $10.0 million and deferred lease incentive liabilities of $25.7 million at October 2, 2004. Additionally, for the three-month and six-month periods ended October 2, 2004, the reclassification of the amortization of deferred lease incentives resulted in

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an increase to rent expense of $2.3 million and $3.4 million, respectively, and an increase to depreciation expense of $0.7 million and $1.4 million, respectively.
      In January 2000, RL Media, a joint venture with NBC, was formed. Prior to the end of Fiscal 2005, the Company used the equity method of accounting for this investment. On December 24, 2003, the FASB issued FIN 46R. At that time, the Company considered the provisions of FIN 46R for its financial statements and concluded that RL Media was a variable interest entity (“VIE”) under FIN 46R. However, the Company determined that it was not the primary beneficiary under FIN 46R and, therefore, should not consolidate the results of RL Media. Upon subsequent review at the end of Fiscal 2005, the Company concluded that its previous determination was incorrect and that consolidation of RL Media into the Company’s financial statements was required. Accordingly, effective with the fourth quarter of Fiscal 2005, the Company restated all prior periods to reflect the consolidation of RL Media, including the first three quarters of Fiscal 2005. The effects from such restatement are presented below.
      There were also various balance sheet and cash flow classification errors that were detected subsequent to the issuance of certain of the Company’s Fiscal 2005 quarterly financial statements, which had an impact on the presentation of cash flows for such previously filed quarterly periods. In particular, the statement of cash flows for the six months ended October 2, 2004 has been restated to reflect a $4.7 million increase in cash provided by operations, consisting of (i) the reclassification of $4.0 million of cash overdrafts from cash to accounts payable, and (ii) the reclassification of certain capital lease payments from operating activities to financing activities.
      A summary of the impact of the restatement to properly account for leases and to consolidate RL Media on the consolidated income statements for the three and six months ended October 2, 2004 is as follows (in thousands, except for per share amounts):

	Three Months Ended October 2, 2004

		Lease
	As Previously	Accounting	RL Media
	Reported	Adjustments	Consolidation	As Restated

Consolidated Statement of Income
Net sales	$821,541	$—	$11,934	$833,475
Net revenues	883,680	—	11,934	895,614
Cost of goods sold	(445,925)	—	(3,655)	(449,580)
Gross profit	437,755	—	8,279	446,034
Selling, general and administrative expenses	(311,905)	(3,028)	(6,654)	(321,587)
Amortization of Intangible Assets	(682)	—	—	(682)
Impairments of Retail assets	(599)	—	—	(599)
Restructuring charges	(897)	—	—	(897)
Operating income	123,672	(3,028)	1,625	122,269
Interest expense, net	(2,045)	—	3	(2,042)
Income before provision for income taxes and other income (expense), net	124,772	(3,028)	1,628	123,372
Provision for income taxes	(44,294)	1,230	(327)	(43,391)
Other income (expense), net	(71)	—	(642)	(713)
Net income	80,407	(1,798)	659	79,268
Net income per share — Diluted	0.78	(0.02)	0.01	0.77

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended October 2, 2004

		Lease
	As Previously	Accounting	RL Media
	Reported	Adjustments	Consolidation	As Restated

Consolidated Statement of Income
Net sales	$1,357,349	$—	$25,190	$1,382,539
Net revenues	1,476,430	—	25,190	1,501,620
Cost of goods sold	(731,575)	—	(8,483)	(740,058)
Gross profit	744,855	—	16,707	761,562
Selling, general and administrative expenses	(597,109)	(4,811)	(14,150)	(616,070)
Amortization of Intangible assets	(1242)	—	—	(1242)
Impairments of Retail assets	(599)	—	—	(599)
Restructuring charges	(1628)	—	—	(1628)
Income from operations	144,277	(4,811)	2,557	142,023
Interest expense, net	(3,675)	—	6	(3,669)
Income before provision for income taxes and other income (expense), net	143,536	(4,811)	2,563	141,288
Provision for income taxes	(51,143)	1,955	(519)	(49,707)
Other income (expense), net	1,417	—	(1,005)	412
Net income	93,810	(2,856)	1,039	91,993
Net income per share — Diluted	0.91	(0.03)	0.01	0.89
      A summary of the impact of the corrections to the statement of cash flows is as follows (in thousands):

		Lease		Other Cash
	As Previously	Accounting	RL Media	Flow
	Reported	Adjustments	Consolidation	Adjustments	As Restated

Consolidated Statement of Cash Flows
For the six months ended October 2, 2004:
Net cash provided by (used in) operating activities	$115,387	$—	$(693)	$4,696	$119,390
Net cash provided by (used in) investing activities	(328,512)	—	—	—	(328,512)
Net cash provided by (used in) financing activities	14,847	—	—	(647)	14,200
Net (decrease) increase in cash and cash equivalents	$(197,495)	$—	$(693)	$4,049	$(194,139)

5.	Acquisitions

Acquisition of Footwear Business
      On July 15, 2005, we acquired from Reebok International, Ltd. (“Reebok”) all of the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc., our global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok (collectively, the “Footwear Business”). The acquisition cost was approximately $112.5 million in cash, including $2 million of transaction costs. The purchase price is subject to certain post-closing adjustments. In addition, Reebok and certain of its affiliates have entered into a transition services agreement with the Company to provide a variety of operational, financial and information systems services over a period of twelve to eighteen months. The accompanying consolidated financial statements include the following preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values: trade receivables of

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$17.3 million; inventory of $25.7 million; finite-lived intangible assets of $62.2 million (the footwear license at $37.8 million, customer relationships at $23.2 million and order backlog at $1.2 million); goodwill of $20.3 million; other assets of $1.1 million; and liabilities of $14.1 million. The results of operations for the Footwear Business for the period are included in the consolidated results of operations commencing July 16, 2005.
      The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. As a result, the purchase price allocation is subject to change.

Acquisition of Childrenswear Business
      On July 2, 2004, we acquired certain assets and assumed certain liabilities of RL Childrenswear Company, LLC, our licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler and girls and boys clothing in the United States, Canada and Mexico (the “Childrenswear Business”). The purchase price was approximately $263.5 million, including transaction costs and deferred payments of $15.0 million over the three years after the acquisition date. Additionally, we agreed to pay up to $5.0 million in contingent payments if certain sales targets were attained. During Fiscal 2005, we recorded a $5.0 million liability for this contingent purchase payment because we believed it was probable that the sales targets will be achieved. This amount was recorded as an increase in goodwill. The accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values: inventory of $26.6 million, property and equipment of $7.5 million, intangible assets, consisting of non-compete agreements of $2.5 million and customer relationships of $29.9 million, other assets of $1.0 million, goodwill of $208.3 million and liabilities of $12.3 million. The results of operations for the Childrenswear Business for the period are included in our consolidated results of operations commencing July 2, 2004.

6.	Inventories
      Inventories are valued at the lower of cost or market and are summarized as follows (in thousands):

	October 1,	April 2,
	2005	2005

Raw materials	$4,581	$5,276
Work-in-process	24,054	8,283
Finished goods	484,466	416,523

	$513,101	$430,082

7.	Impairment of Retail Assets
      The recoverability of the carrying values of all long-lived assets with finite lives, such as fixed assets and intangible assets, is reevaluated when changes in circumstances indicate that the assets’ values may be impaired. In evaluating an asset for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. In determining the future cash flows, the Company takes various factors into account, including changes in merchandising strategy, the impact of more experienced store managers, the impact of increased local advertising and the emphasis on store cost controls.
      During the second quarter of Fiscal 2006, the Company recorded a $4.9 million loss to reduce the carrying value of fixed assets used in certain of its retail stores, largely relating to its Club Monaco brand. Such stores had been underperforming against the Company’s operating plans and it was determined in such period that management’s actions to improve the financial performance of those store locations would not likely

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
result in a level of increased cash flows to support the recovery of the carrying value of fixed assets deployed in the stores. In measuring the amount of impairment, fair value for each location was determined based on discounted, expected cash flows. A $0.6 million impairment charge also was recognized in the comparable period of the previous year relating to the Club Monaco retail stores.
      Due to the seasonal nature of the Company’s business, with significant retail sales occurring in the months of November through January each year in connection with the holiday season, it is possible that lower-than-expected holiday sales in certain other Club Monaco retail stores could trigger an additional impairment of retail fixed assets that would be recognized during the second half of Fiscal 2006.

8.	Goodwill and Other Intangible Assets, Net
      As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” we completed our annual impairment test as of the first day of the second quarter of Fiscal 2005. No impairment was recognized as a result of this test. The carrying value of goodwill as of October 1, 2005 and April 2, 2005 by operating segment is as follows (in millions):

	Wholesale	Retail	Licensing	Total

Balance at April 2, 2005	$367.9	$74.5	$116.5	$558.9
Acquisitions, principally the Footwear Business acquisition	20.3	1.3	—	21.6
Effect of foreign exchange and other adjustments	(10.1)	(0.4)	—	(10.5)

Balance at October 1, 2005	$378.1	$75.4	$116.5	$570.0

      The carrying values of indefinite-lived intangible assets are not amortized and consisted of a purchased trademark in the amount of $1.5 million at October 1, 2005. Finite-lived intangible assets are subject to amortization and consist of the following (in thousands):

	October 1, 2005			April 2, 2005

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amort.	Net	Amount	Amort.	Net	Estimated Lives

Licensed trademarks	$55,200	$(4,389)	$50,811	$17,400	$(3,125)	$14,275	10-20 years
Non-compete agreements	2,500	(1,042)	1,458	2,500	(625)	1,875	3 years
Customer relationships	53,100	(1,782)	51,318	29,900	(900)	29,000	5-25 years
Other	353	(24)	329	353	(12)	341	15 years

Total	$111,153	$(7,237)	$103,916	$50,153	$(4,662)	$45,491

9.	Restructuring

2003 Restructuring Plan
      During the third quarter of Fiscal 2003, we completed a strategic review of our European business and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, the Company recorded restructuring charges of approximately $24.4 million

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in prior fiscal years for severance and contract termination costs. The components of the remaining liability and related activity for the six months ended October 1, 2005 were as follows (in thousands):

		Lease and Other
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at April 2, 2005	$141	$891	$1,032
Fiscal 2006 payments	(60)	(555)	(615)

Balance at October 1, 2005	$81	$336	$417

      Total severance and termination benefits as a result of this restructuring related to approximately 160 employees. As of October 1, 2005, total cash outlays related to this plan since inception were approximately $23.9 million. It is expected that the remaining liabilities will be paid during Fiscal 2006.

2001 Operational Plan
      In connection with the implementation of our operational plan in 2001, we recorded pre-tax restructuring charges of $144.6 million in prior periods. The components of the remaining liability and related activity for the six months ended October 1, 2005 were as follows (in thousands):

Lease and
Contract
Termination
Costs

Balance at April 2, 2005	$4,066
Fiscal 2006 payments	(803)

Balance at October 1, 2005	$3,263

      Total cash outlays related to the 2001 restructuring plan are expected to be approximately $51.2 million, $47.8 million of which have been paid through October 1, 2005. We expect the remaining liabilities to be paid in accordance with their underlying contractual terms by Fiscal 2011.

10.	Derivative Financial Instruments

Foreign Currency Risk Management
      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At October 1, 2005, we had the following foreign exchange contracts outstanding: (i) to deliver €43.9 million in exchange for $58.0 million through Fiscal 2006 and (ii) to deliver ¥9,547 million in exchange for $83.5 million through Fiscal 2008. At October 1, 2005, the fair value of these contracts resulted in unrealized pre-tax gains of $5.0 million and unrealized pre-tax losses of $6.5 million for the Euro forward contracts and Japanese Yen forward contracts, respectively.
      In addition, we have outstanding approximately €227.0 million principal amount of 6.125% notes (the “Euro Debt”) that are due in November 2006. The entire principal amount of the Euro Debt has been designated as a fair-value hedge of our net investment in certain of our European subsidiaries in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as Amended and Interpreted” (“FAS 133”). As a result, changes in the fair value of the Euro Debt resulting from changes in the Euro exchange rate are reported net of income taxes in stockholders’ equity as a component of

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accumulated other comprehensive income. Such unrealized gains or losses will be recognized upon repayment of the Euro Debt.

Interest Rate Risk Management
      As of October 1, 2005, we had interest rate swap agreements in the amount of approximately €205.0 million notional amount of indebtedness. Such interest rate swap agreements have been designated as hedges against changes in the fair value of our Euro Debt resulting from changes in the underlying EURIBOR rates. The interest rate swap agreements effectively convert fixed-interest rate payments on our Euro Debt to a floating-rate basis. The interest rate swap agreements have been designated as fair value hedges in accordance with FAS 133. Hedge ineffectiveness, as measured by the difference between the respective gains or losses from the changes in the fair value of the interest rate swap agreements and the Euro Debt resulting from changes in the benchmark interest rate, was insignificant for the six months ended October 1, 2005.

11.	Other Comprehensive Income
      For the three and six months ended October 1, 2005 and October 2, 2004, other comprehensive income was as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net income	$104,205	$79,268	$154,912	$91,993
Other comprehensive income, net of taxes:
Foreign currency translation adjustments(a)	8,663	851	(25,029)	3,873
Unrealized gains (losses) on cash flow and foreign currency hedges, net(b)	(854)	462	22,204	(961)

Comprehensive income	$112,014	$80,581	$152,087	$94,905

(a)	Net of income-tax benefits (provisions) of $(1.7) million, $(1.6) million, $3.5 million and $(0.9) million, respectively.

(b)	Net of income-tax benefits (provisions) of $0.8 million, $0.8 million, $(9.1) million and $2.1 million, respectively.
      The Company has several hedges in place at October 1, 2005 primarily relating to inventory purchases, royalty payments and net investment in foreign subsidiaries. All of the hedges are considered highly effective and, as a result, the changes in the fair market value of each hedge are recorded in unrealized gains and losses on hedging derivatives, a component of Accumulated other comprehensive income, until the hedged transaction is realized in results of operations. The following table details the changes in the unrealized losses on hedging derivatives for the six months ended October 1, 2005.

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Unrealized losses on hedging derivatives are comprised of the following (in millions):

	Unrealized			Unrealized
	Gains (Losses)	Changes in Fair	Unrealized Losses	Gains (Losses)
	on Hedging	Value During the	on Hedges	on Hedging
	Derivatives as of	Six Months Ended	Reclassified into	Derivatives as of
	April 2, 2005	October 1, 2005	Earnings	October 1, 2005

Derivatives designated as hedges of:
Inventory purchases	$1.9	$2.7	$0.4	$5.0
Intercompany royalty payments	(13.8)	6.4	0.9	(6.5)
Net investment in foreign subsidiaries	(77.4)	20.2	—	(57.2)

Before-tax totals	$(89.3)	$29.3	$1.3	$(58.7)

After-tax totals	$(55.1)	$21.3	$0.9	$(32.9)

12.	Earnings Per Share
      Basic earnings per share (“EPS”) is based on income available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from the shares of common stock issuable pursuant to outstanding stock options, restricted stock and restricted stock units, and is calculated under the treasury stock method. The weighted-average number of common shares outstanding used to calculate Basic EPS is reconciled to those shares used in calculating Diluted EPS as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Basic	104,198	101,192	103,620	100,837
Dilutive effect of stock options, restricted stock and restricted stock units	3,218	2,379	2,830	2,349

Diluted shares	107,416	103,571	106,450	103,186

      Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of Diluted EPS. For the three and six months ended October 1, 2005, there were no anti-dilutive options or restricted stock grants and fewer than 200,000 thousand anti-dilutive options and stock grants were excluded from the diluted share calculation for the three and six months ended October 2, 2004.

13.	Stockholders’ Equity

Stock Incentive Plans
      During the six months ended October 1, 2005, the Company granted certain stock-based compensation awards to various executives, as follows:

	Stock	Restricted
Description	Options	Stock Units

	(Number of
	options or units)
Service-based awards(a)(b)	1,344,330	100,000
Performance-based awards(c)	—	461,575

Total	1,344,330	561,575

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Service-based stock option awards were granted with a weighted-average exercise price of $43.40, equal to the fair market value of the Company’s Class A Common Stock at the date of grant and are exercisable into shares of Class A Common Stock. These awards vest in three equal installments on the first three anniversaries of the grant date.

(b)	Service-based restricted stock units were granted at a weighted-average fair value of $43.04 per unit and are payable in shares of Class A Common Stock. These units vest on the fifth anniversary of the grant date, subject to acceleration in certain circumstances.

(c)	Performance-based restricted stock units were granted at a weighted-average fair value of $50.25 per unit and are payable in shares of Class A Common Stock. These units vest at the end of Fiscal 2008, subject to the Company’s satisfaction of certain performance goals.
      Holders of restricted stock units are entitled to receive dividend equivalents in the form of additional restricted stock units in consideration of the payment of dividends on the Company’s Class A Common Stock. The Company is committed, pursuant to certain employment agreements, to issue in two equal, annual installments (i) an aggregate of 200,000 service-based restricted stock units and (ii) an aggregate of 375,000 performance-based restricted stock units over the next two years.
      Total stock compensation expense recorded for the three and six months ended October 1, 2005 was $6.2 million and $11.0 million, respectively, compared to $3.6 million and $4.7 million, respectively, for the three and six months ended October 2, 2004.

Dividends
      On May 20, 2003 the Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on our common stock. The second quarter Fiscal 2006 dividend of $0.05 per share was declared on September 19, 2005, payable to shareholders of record at the close of business on September 30, 2005, and was paid on October 14, 2005. During the six months ended October 1, 2005, approximately $10.4 million was recorded as a reduction to retained earnings in connection with this dividend.

14.	Commitments and Contingencies

Jones Apparel Litigation
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
      On June 3, 2003, Jones filed a lawsuit against us in the Supreme Court of the State of New York alleging, among other things, that we had breached the Lauren license agreements by asserting our rights pursuant to the Cross Default and Term Extension Agreement, and that we induced Ms. Jackwyn Nemerov, the former President of Jones, to breach the non-compete and confidentiality clauses in Ms. Nemerov’s employment agreement with Jones. Jones stated that it would treat the Lauren license agreements as terminated as of December 31, 2003, and was seeking compensatory damages of $550.0 million, punitive damages and enforcement of Ms. Nemerov’s agreement. Also on June 3, 2003, we filed a lawsuit against Jones in the Supreme Court of the State of New York seeking, among other things, an injunction and a declaratory

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
judgement that the Lauren license agreements would terminate as of December 31, 2003 pursuant to the terms of the Cross Default and Term Extension Agreement. The two lawsuits were consolidated.
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
      On March 24, 2005, the Appellate Division of the Supreme Court affirmed the lower court’s orders. On April 22, 2005, we filed a motion with the Appellate Division for reargument and/or permission to appeal its decision to the New York Court of Appeals. On June 23, 2005, the Appellate Division denied our request for reargument but granted our motion for leave to appeal to the Court of Appeals. If the Court of Appeals does not reverse the Appellate Division’s decision, the case would go back to the lower court for a trial on damages. Although we intend to continue to defend the case vigorously, in light of the Appellate Division’s decision, we recorded charges of $100.0 million in Fiscal 2005 to establish a reserve for this litigation. This reserve continues to represent management’s best estimate at this time of the probable loss incurred in connection with this matter. No discovery has been held and the ultimate outcome of this matter could differ materially from the reserved amount.

Credit Card Matters
      We are indirectly subject to various claims relating to allegations of a security breach in 2004 of our retail point of sale system, including fraudulent credit card charges, the cost of replacing cards and related monitoring expenses and other related claims. These claims have been made by various banks in respect of credit cards issued by them pursuant to the rules of Visa® and MasterCard® credit card associations. We recorded an initial charge of $6.2 million to establish a reserve for this matter in the fourth quarter of Fiscal 2005, representing management’s best estimate at the time of the probable loss incurred. However, in September 2005, we were notified by our agent bank that the aggregate amount of claims had increased to $12 million, with an estimated $1 million of additional claims yet to be asserted. Accordingly, we recorded an additional $6.8 million charge during the second quarter of Fiscal 2006 to increase our reserve against this revised estimate of total exposure. Such charge has been classified as a component of selling, general and administrative expenses in our accompanying statement of operations.
      The ultimate outcome of this matter could differ materially from the amounts recorded and could be material to the results of operations for any affected period. However, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

Wathne Imports Litigation
      On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the Federal

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
trademark claims), and seeking similar relief. On November 3, 2005 we filed a motion to dismiss all of the causes of action including the cause of action against Mr. Lauren, except for the breach of contract claim. We believe this suit to be without merit and intend to continue to contest it vigorously.

Polo Trademark Litigation
      On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our famous trademarks. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserted claims related to our actions in connection with our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stemmed from our contacts with the United States Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims, except for our claims that the defendants violated the Company’s trademark rights, were settled in September 2003. We did not pay any damages in this settlement. On July 30, 2004, the Court denied all motions for summary judgement, and trial began on October 3, 2005 with respect to four “double horseman” symbols that the defendants, sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. We are currently considering an appeal of this verdict.
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
      On November 1, 2004, the arbitral panel of the International Centre for Dispute Resolution hearing the arbitration between us and the United States Polo Association, United States Polo Association Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) in Sweden rendered a decision rejecting the relief sought by USPA and holding that their so-called Horseman symbol infringes on our trademark and other rights. The arbitral tribunal awarded us damages in excess of 3.5 million Swedish Krona, or $0.4 million at that time, and ordered USPA to discontinue the sale of, and destroy all remaining stock of, clothing bearing its Horseman symbol in Sweden. This amount has not yet been recorded.
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

California Labor Law Litigation
      On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against us and our Polo Retail, LLC subsidiary in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employees who have allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. We have reached an agreement in principle on a settlement of this matter. The proposed settlement would be subject to court approval and the proposed settlement cost, of $1.5 million, does not exceed the reserve we established for this matter in Fiscal 2005. The state court action is covered by the proposed settlement described above and would be dismissed upon the court’s final approval of the settlement.
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

Other Matters
      We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

15.	Segment Reporting
      We have three reportable segments: Wholesale, Retail and Licensing. Such segments offer a variety of products and services through different channels of distribution. Our Wholesale segment consists of women’s, men’s and children’s apparel, accessories and related products which are sold to major department stores, specialty stores and our owned and licensed retail stores in the United States and overseas. Our retail segment consists of the Company’s worldwide retail operations, which sell our products through our full price and factory stores, as well as Polo.com, our 50%-owned e-commerce website. The stores and the website sell products purchased from our licensees, our suppliers and our wholesale segment. Our Licensing segment generates revenues from royalties earned on the sale of our home and other products internationally and domestically through our licensing alliances. The licensing agreements grant the licensees rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas.
      The accounting policies of our segments are consistent with those described in Note 3. Sales and transfers between segments are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and we do not review these sales when evaluating segment performance. We evaluate each segment’s performance based upon operating income before restructuring charges and one-time items, such as legal charges. In conjunction with an evaluation of our overall segment reporting in the fourth quarter of 2005, we changed our method of allocating corporate expenses to each segment to more appropriately reflect those corporate expenses directly related to segments. Accordingly, Corporate overhead expenses (exclusive of expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
methods. As a result of this change, comparative segment results for the three and six-month periods ended October 2, 2004 have been restated to reflect the current allocation method, as well as for the restatement items discussed in Note 4.
      Our net revenues and operating income for the three and six months ended October 1, 2005 and October 2, 2004 for each segment were as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net revenues:
Wholesale	$577,561	$502,563	$914,760	$741,587
Retail	387,187	330,912	744,591	640,952
Licensing	62,636	62,139	119,975	119,081

	$1,027,384	$895,614	$1,779,326	$1,501,620

Operating income:
Wholesale	$143,119	$99,874	$189,388	$97,241
Retail	39,341	19,251	74,991	43,695
Licensing	40,255	42,637	75,467	74,484

	222,715	161,762	339,846	215,420
Less:
Unallocated corporate expenses	(45,732)	(38,596)	(82,642)	(71,769)
Unallocated restructuring charges(a)	—	(897)	—	(1,628)

	$176,983	$122,269	$257,204	$142,023

(a)	Restructuring charges of $0.9 million and $1.6 million for the three and six months ended October 2, 2004, respectively, related entirely to the wholesale segment
      Our depreciation and amortization expense for the three and six months ended October 1, 2005 and October 2, 2004 for each segment was as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Depreciation and amortization:
Wholesale	$9,705	$6,192	$18,012	$11,496
Retail	11,492	11,030	23,763	21,776
Licensing	1,526	1,701	2,969	3,289
Unallocated corporate expenses	6,847	5,165	13,488	10,360

	$29,570	$24,088	$58,232	$46,921

POLO RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our net revenues for the three and six months ended October 1, 2005 and October 2, 2004, by geographic location of the reporting subsidiaries, were as follows (in thousands):

	Three Months Ended		Six Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net revenues:
United States and Canada	$802,669	$683,663	$1,425,391	$1,189,902
Europe	198,976	180,010	303,677	266,746
Other Regions	25,739	31,941	50,258	44,972

	$1,027,384	$895,614	$1,779,326	$1,501,620

16.	Additional Financial Information

Cash Interest and Taxes
      The Company made interest payments of approximately $4.2 million during the six months ended October 1, 2005 and approximately $6.2 million during the six months ended October 2, 2004.
      The Company paid income taxes of approximately $109.2 million during the six months ended October 1, 2005 and approximately $39.5 million during the six months ended October 2, 2004.

Non-cash Transactions
      Significant non-cash investing activities during the six months ended October 1, 2005 included the non-cash allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of the Footwear Business. Significant non-cash investing activities during the six months ended October 2, 2004 included the non-cash allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of the Childenswear Business. Such transactions are more fully described in Note 5.
      There were no significant non-cash financing activities during the six-month periods ended October 1, 2005 and October 2, 2004.

POLO RALPH LAUREN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis is a summary and should be read together with our consolidated financial statements and the notes included elsewhere in this 10-Q. We utilize a 52-53 week fiscal year ending on the Saturday nearest March 31. Fiscal 2006 will end on April 1, 2006 (“Fiscal 2006”) and reflects a 52-week period. Fiscal 2005 ended April 2, 2005 (“Fiscal 2005”) and was a 52-week period. In turn, the second quarter for Fiscal 2006 ended October 1, 2005 and was a 13-week period. The second quarter for Fiscal 2005 ended October 2, 2004 and was a 13-week period as well.
      Various statements in this Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations about our future operations, results or financial condition and are generally indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with a general economic downturn and other events leading to a reduction in discretionary consumer spending; risks associated with implementing our plans to enhance our worldwide luxury retail business, inventory management and operating efficiencies; risks associated with changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in global economic or political conditions; risks associated with our dependence on sales to a limited number of large department store customers, including risks related to mergers and acquisitions and the extending of credit; risks associated with our dependence on our licensing partners for a substantial portion of our net income and our lack of operational and financial control over licensed businesses; risks associated with financial condition of licensees, including the impact on our net income and business of one or more licensees’ reorganization; risks associated with consolidations, restructurings and other ownership changes in the department store industry; risks associated with competition in the segments of the fashion and consumer product industries in which we operate, including our ability to shape, stimulate and respond to changing consumer tastes and demands by producing attractive products, brands and marketing and our ability to remain competitive in the areas of quality and price; uncertainties relating to our ability to implement our growth strategies or successfully integrate acquired businesses; risks associated with our entry into new markets, either through internal development activities or through acquisitions; risks associated with changes in import quotas, other restrictions or tariffs affecting our ability to source products; risks associated with the possible adverse impact of our unaffiliated manufacturers’ inability to manufacture products in a timely manner, to meet quality standards or to use acceptable labor practices; risks associated with changes in social, political, economic and other conditions affecting foreign operations or sourcing, including foreign currency fluctuations; risks related to current or future litigation or our ability to establish and protect our trademarks and other proprietary rights; risks related to fluctuations in foreign currency affecting our foreign subsidiaries’ and foreign licensees’ results of operations, the relative prices at which we and our foreign competitors sell products in the same market, and our operating and manufacturing costs outside the United States; and risks associated with our control by Lauren family members, the anti-takeover effect of our two classes of common stock and the potential impact of stock repurchases. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
INTRODUCTION
      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited interim financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operation for the three-month and six-month periods ended October 1, 2005 and October 2, 2004.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six-month periods ended October 1, 2005 and October 2, 2004, as well as a discussion of our financial condition and liquidity as of October 1, 2005. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility and (ii) a summary of our key debt compliance measures.
OVERVIEW
      Our Company is a leader in the design, marketing and distribution of premium lifestyle products. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. PRLC’s brand names include Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, Polo Sport, Ralph Lauren, Blue Label, Lauren, Polo Jeans, RL, Rugby, Chaps and Club Monaco, among others.
      We classify our interests into three business segments: wholesale, retail and licensing. Through those interests, we design, license, contract for the manufacture of, market and distribute men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. Our wholesale business consists of wholesale-channel sales principally to major department and specialty stores located throughout the United States and Europe. Our retail business consists of retail-channel sales directly to consumers through wholly owned, full-price and factory retail stores located throughout the United States, Canada, Europe, South America and Asia, and through our jointly owned retail internet site located at www.polo.com. In addition, our licensing business consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as eyewear and fragrances, in specified geographic areas.
      Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel and holiday periods in the retail segment. Accordingly, our operating results and cash flows for the three and six-month periods ended October 1, 2005 are not necessarily indicative of the results that may be expected for Fiscal 2006 as a whole.

Restatement of Previously Issued Financial Statements
      As previously discussed in our Quarterly Report on Form 10-Q for the three-month period ended July 2, 2005 (the “First Quarter 2006 10-Q”), we had to restate certain quarterly financial information for our Fiscal 2005 quarterly periods. Such restatements principally related to corrections over (i) our lease accounting pursuant to new interpretive guidance issued by the SEC in February 2005, (ii) the consolidation of Ralph Lauren Media, LLC (“RL Media”), a jointly owned variable interest entity that conducts our e-commerce initiatives, and (iii) certain reclassifications to our statement of cash flows. No restatement of our financial statements for full Fiscal 2005 as a whole was necessary. Information regarding these restatements, including reconciliations from previously filed financial statements, is set forth in Note 4 to our accompanying consolidated financial statements.

Recent Developments

Acquisition of Footwear Business
      On July 15, 2005, the Company acquired from Reebok International, Ltd (“Reebok”) all of the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc., our global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok (collectively, the “Footwear Business”). The acquisition cost was approximately $112.5 million in cash, including $2 million of transaction costs. The purchase price is subject to certain post-closing adjustments. The results of operations for the Footwear Business are included in our consolidated results of operations commencing July 16, 2005.

Polo Trademark Litigation
      Since 1999, we have been involved in litigation with the United States Polo Association, Inc., Jordache, Ltd. and certain other entities affiliated with them (collectively, the “USPA Group”) in the United States District Court for the Southern District of New York over alleged infringements of our trademark rights. On October 20, 2005, a jury found that one of the four “double horsemen” logos that the USPA Group sought to use infringed on our world famous Polo Player Symbol trademark and enjoined its use, but did allow the use of the other three trademarks. We are considering an appeal, and it is premature to assess the potential impact on our business resulting from this adverse ruling. However, we believe that the quality of our premium lifestyle products and brands will continue to drive growth in our operating and financial performance notwithstanding this ruling.
RESULTS OF OPERATIONS

Three Months Ended October 1, 2005 Compared to Three Months Ended October 2, 2004
      The following table sets forth the amounts (dollars in millions) and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended October 1, 2005 and October 2, 2004:

	Three Months Ended		Three Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net revenues	$1,027.3	$895.6	100.0%	100.0%
Cost of goods sold(a)	(475.8)	(449.6)	(46.3)	(50.2)

Gross profit	551.5	446.0	53.7	49.8
Selling, general and administrative expenses(a)	(368.0)	(321.6)	(35.8)	(35.9)
Amortization of intangible assets	(1.6)	(0.6)	(0.2)	(0.1)
Impairments of retail assets	(4.9)	(0.6)	(0.5)	(0.1)
Restructuring charges	—	(0.9)	—	(0.1)

Operating income	177.0	122.3	17.2	13.6
Foreign currency gains (losses)	(6.0)	3.1	(0.6)	0.4
Interest expense	(2.8)	(2.6)	(0.3)	(0.3)
Interest income	2.9	0.6	0.3	0.1

Income before provision for income taxes and other income (expense), net	171.1	123.4	16.6	13.8
Provision for income taxes	(64.3)	(43.4)	(6.3)	(4.8)
Other income (expense), net	(2.6)	(0.7)	(0.2)	(0.1)

Net income	$104.2	$79.3	10.1%	8.9%

Net income per share — Basic	$1.00	$0.78

Net income per share — Diluted	$0.97	$0.77

(a)	Includes depreciation expense of $27.9 million and $23.4 million for the three-month periods ended October 1, 2005 and October 2, 2004, respectively.
      Net revenues. Net revenues for the second quarter of Fiscal 2006 were $1,027.3 million, an increase of $131.7 million over net revenues for the second quarter of Fiscal 2005. Net revenues by business segment were as follows (dollars in thousands):

	Three Months Ended

	October 1,	October 2,	Increase/
	2005	2004	(Decrease)	% Change

Net revenues:
Wholesale	$577,561	$502,563	$74,998	14.9%
Retail	387,187	330,912	56,275	17.0
Licensing	62,636	62,139	497	0.8

	$1,027,384	$895,614	$131,770	14.7%

      Wholesale Net Sales increased by $75.0 million, or 14.9%, primarily due to the following:

•	the inclusion of $19.2 million of revenues from the footwear product line acquired on July 15, 2005; and

•	increases in revenues in the amount of $32.7 million from our domestic men’s product line and $16.1 million from our domestic childrenswear product line.
      Retail Net Sales increased by $56.3 million, or 17.0%, primarily as a result of:

•	a 3.6% increase in comparable, full-price store sales and a 7.6% increase in comparable, factory store sales. Excluding the effect of foreign currency exchange rate fluctuations, comparable store sales increased 3.9% for full-price stores and 7.7% for factory stores;

•	a $6.2 million sales increase at RL Media, our e-commerce subsidiary; and

•	a net 26-store increase in the number of stores open.
      Licensing Revenue increased by $0.5 million, or 0.8%, primarily due to the following:

•	the growth in our domestic Chaps for men lines and international licensing businesses, partially offset by

•	the loss of licensing revenues from our footwear product line which was acquired on July 15, 2005.
      Foreign exchange rate fluctuations in the value of the Euro reduced recorded wholesale sales by $0.2 million and retail sales by $0.3 million.
      Cost of Goods Sold. Cost of goods sold was $475.8 million for the three months ended October 1, 2005, compared to $449.6 million for the three months ended October 2, 2004. Expressed as a percentage of net revenues, cost of goods sold was 46.3% for the three months ended October 1, 2005, compared to 50.2% for the three months ended October 2, 2004. The reduction in cost of goods sold as a percentage of net revenues reflected a continued focus on inventory management and sourcing efficiencies and reduced markdown activity as a result of better sell through on our products.
      Gross Profit. Gross profit increased $105.5 million, or 23.7%, for the three months ended October 1, 2005 over the three months ended October 2, 2004. This increase reflected higher net sales, improved merchandise margins and sourcing efficiencies generally across our wholesale and retail businesses.
      Gross profit as a percentage of net revenues increased from 49.8% in the comparable period of the prior year to 53.7% due to the reductions in cost of goods sold as a percentage of net revenues discussed above and a shift in mix from off-price to more full-price wholesale merchandising.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $46.4 million, or 14.4%, to $368.0 million for the three months ended October 1, 2005 from

$321.6 million for the three months ended October 2, 2004. SG&A as a percentage of net revenues decreased to 35.8% from 35.9%. The increase in SG&A was driven by:

•	higher selling salaries and related costs in connection with new store openings and the increase in retail sales;

•	the expenses of the footwear product line acquired on July 15, 2005;

•	an increase in incentive compensation relating to a shift in the timing of bonus accruals in comparison to the prior year associated with the Company’s strong performance; and

•	a $6.8 million charge during the three months ended October 1, 2005 to increase our reserve against the financial exposure associated with the credit card matters discussed in Note 14 to the accompanying consolidated financial statements.
      The remainder of the increase in SG&A results from a number of factors, including higher distribution costs as a result of volume increases.
      Amortization of Intangible Assets. Amortization of intangible assets increased from $0.6 million during the three months ended October 2, 2004 to $1.6 million during the three months ended October 1, 2005 as a result of amortization of intangible assets as part of the Childrenswear Business acquired in July 2004 and the Footwear Business acquired in July 2005.
      Impairments of Retail Assets. A non-cash impairment charge of $4.9 million was recognized during the three months ended October 1, 2005 to reduce the carrying value of fixed assets used in certain of our retail stores, largely relating to our Club Monaco brand. Such stores had been underperforming against the Company’s operating plans and it was determined that management’s actions to improve the financial performance of those store locations had not resulted in a level of increased cash flows to support the recovery of the carrying value of fixed assets deployed in the stores. A $0.6 million impairment charge also was recognized in the comparable period of the prior year relating to Club Monaco retail stores.
      Due to the seasonal nature of the Company’s business, with significant retail sales occurring each year in the months of November through January in connection with the holiday season, it is possible that lower-than-expected holiday sales in certain other Club Monaco retail stores could trigger an additional impairment of retail fixed assets that would be recognized during the second half of Fiscal 2006.
      Operating Income. Operating income increased $54.7 million, or 44.7%, for the three months ended October 1, 2005 over the three months ended October 2, 2004. Operating income for our three business segments is provided below (dollars in thousands):

	Three Months Ended

	October 1,	October 2,	Increase/
	2005	2004	(Decrease)	% Change

Operating income:
Wholesale	$143,119	$99,874	$43,245	43.3%
Retail	39,341	19,251	20,090	104.4%
Licensing	40,255	42,637	(2,382)	(5.6)%

	222,715	161,762	60,953	37.7%
Less:
Unallocated corporate expenses	(45,732)	(38,596)	(7,136)	(18.5)%
Unallocated restructuring charges	—	(897)

	$176,983	$122,269

•	The increase in the wholesale operating results was primarily the result of the increase in sales and improvements in the gross margin rates described above.

•	The increase in retail operating results was driven by increased net sales and improved gross margin rate, partially offset by the higher selling salaries and related costs incurred in connection with the increase in retail sales and new store openings.

•	The decrease in licensing operating results was primarily due to the loss of royalties from the footwear license that was acquired in July 2005, partially offset by improvements in our international licensing business and domestic Chaps for men lines.

•	The increase in unallocated corporate expense principally relates to a $6.8 million charge to increase our reserve against the financial exposure associated with the credit card matters discussed in Note 14 to the accompanying consolidated financial statements.
      Foreign Currency Gains (Losses). The effect of foreign currency exchange rate fluctuations resulted in a loss of $6.0 million for the three months ended October 1, 2005, compared to a $3.1 million gain for the three months ended October 2, 2004. The increased losses in fiscal 2005 principally related to unfavorable foreign currency exchange movements associated with intercompany receivables and payables that were not of a long-term investment nature and were settled by our international subsidiaries.
      Interest Expense. Interest expense was $2.8 million for the three months ended October 1, 2005, compared to $2.6 million for the three months ended October 2, 2004. There were no significant fluctuations in the level of interest expense incurred by us.
      Interest Income. Interest income increased to $2.9 million for the three months ended October 1, 2005 from $0.6 million for the three months ended October 2, 2004. The increase was the result of a higher level of excess cash reinvestment and higher interest rates on our investments.
      Provision for Income Taxes. The effective tax rate was 37.6% for the three months ended October 1, 2005, compared to 35.2% for the three months ended October 2, 2004. The increase in the effective tax rate was due primarily to a greater portion of our income being generated in higher tax jurisdictions.
      Other Income (Expense), Net. Other income (expense), net, was a net expense of $2.6 million for the three months ended October 1, 2005, compared to a net expense of $0.7 million for the three months ended October 2, 2004. The increased losses principally related to higher minority interest expense allocated to the partners in our jointly owned RL Media venture associated with its improved operating performance.
      Net Income. Net income increased to $104.2 million for the three months ended October 1, 2005, compared to $79.3 million for the three months ended October 2, 2004. The $24.9 million increase in net income principally related to our $54.7 million increase in operating income discussed above, offset in part by higher foreign currency losses and an increase in our tax provision associated with both a higher level of income and a higher effective tax rate.
      Net Income Per Share. Diluted net income per share increased to $0.97 per share for the three months ended October 1, 2005, compared $0.77 per share for the three months ended October 1, 2004. The higher per-share performance resulted from an increase in net income, partially offset by an increase in weighted average shares outstanding due to stock option exercises and the issuance of restricted stock units.

Six Months Ended October 1, 2005 Compared to Six Months Ended October 2, 2004
      The following table sets forth the amounts (dollars in millions) and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the six months ended October 1, 2005 and October 2, 2004:

	Six Months Ended		Six Months Ended

	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net revenues	$1,779.3	$1,501.6	100.0%	100.0%
Cost of goods sold(a)	(813.3)	(740.1)	(45.8)	(49.3)

Gross profit	966.0	761.5	54.2	50.7
Selling, general and administrative expenses(a)	(701.3)	(616.1)	(39.4)	(41.0)
Amortization of intangible assets	(2.6)	(1.2)	(0.1)	(0.1)
Impairments of retail assets	(4.9)	(0.6)	(0.3)	—
Restructuring charge	—	(1.6)	—	(0.1)

Operating income	257.2	142.0	14.4	9.5
Foreign currency gains (losses)	(6.0)	2.9	(0.3)	0.2
Interest expense	(5.3)	(5.2)	(0.3)	(0.4)
Interest income	5.9	1.6	0.3	0.1

Income before provision for income taxes and other income (expense), net	251.8	141.3	14.1	9.4
Provision for income taxes	(94.6)	(49.7)	(5.3)	(3.3)
Other income (expense), net	(2.2)	0.4	(0.1)	—

Net income	$155.0	$92.0	8.7%	6.1%

Net income per share — Basic	$1.50	$0.91

Net income per share — Diluted	$1.46	$0.89

(a)	Includes depreciation expense of $55.7 million and $45.7 million for the six-month periods ended October 1, 2005 and October 2, 2004, respectively.
      Net revenues. Net revenues for the six months ended October 1, 2005 were $1,779.3 million, an increase of $277.7 million over net revenues for the six months ended October 2, 2004. Net revenues by business segment were as follows (dollars in thousands):

	Six Months Ended

	October 1,	October 2,	Increase/
	2005	2004	(Decrease)	% Change

Net revenues:
Wholesale	$914,760	$741,587	$173,173	23.4%
Retail	744,591	640,952	103,639	16.2
Licensing	119,975	119,081	894	0.8

	$1,779,326	$1,501,620	$277,706	18.5%

      Wholesale Net Sales increased by $173.2 million, or 23.4%, primarily due to the following:

•	the inclusion of $19.2 million of revenues from the footwear product line acquired on July 15, 2005;

•	the inclusion of $58.6 million of revenues from the childrenswear product line acquired on July 2, 2004 for the first quarter of Fiscal 2006, as well as a 25.6% increase in childrenswear sales for the quarter ended October 1, 2005; and

•	a $60.5 million increase in revenues from our domestic men’s product line.
      Retail Net Sales increased by $103.6 million, or 16.2%, primarily as a result of:

•	a 5.5% increase in comparable, full-price store sales and a 7.1% increase in comparable factory store sales. Excluding the effect of foreign currency exchange rate fluctuations, comparable store sales increased 5.0% for full-price stores and 6.7% for factory stores.

•	a $9.0 million sales increase at RL Media, our e-commerce subsidiary; and

•	a net 26-store increase in the number of stores open.
      Licensing Revenue increased by $0.9 million, or 0.8%, primarily due to the following:

•	the growth in our international licensing business and domestic Chaps for men lines; partially offset by

•	the loss of licensing revenues from our footwear product line which was acquired on July 15, 2005.
      Foreign exchange rate fluctuations in the value of the Euro increased recorded wholesale sales by $3.1 million and retail sales by $2.5 million.
      Cost of Goods Sold. Cost of goods sold was $813.3 million for the six months ended October 1, 2005, compared to $740.1 million for the six months ended October 2, 2004. Expressed as a percentage of net revenues, cost of goods sold was 45.8% for the six months ended October 1, 2005, compared to 49.3% for the six months ended October 2, 2004. The reduction in cost of goods sold as a percentage of net revenues reflected a continued focus on inventory management and sourcing efficiencies and reduced markdown activity as a result of better sell through on our products.
      Gross Profit. Gross profit increased $204.5 million, or 26.9%, for the six months ended October 1, 2005 over the six months ended October 2, 2004. This increase reflected higher net sales, improved merchandise margins and sourcing efficiencies generally across our wholesale and retail businesses.
      Gross profit as a percentage of net revenues increased from 50.7% in the comparable period of the prior year to 54.2% as a result of the decrease in cost of goods sold as a percentage of net revenues discussed above and a shift in mix from off-price to more full-price wholesale merchandising.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $85.2 million, or 13.8%, to $701.3 million for the six months ended October 1, 2005 from $616.1 million for the six months ended October 2, 2004. SG&A as a percentage of net revenues decreased to 39.4% from 41.0%. The increase in SG&A was driven by:

•	higher selling salaries and related costs in connection with new store openings and the increase in retail sales;

•	the expenses of the footwear product line acquired on July 15, 2005;

•	an increase in incentive compensation relating to a shift in the timing of bonus accruals in comparison to the prior year associated with the Company’s strong performance; and

•	a $6.8 million charge during the six months ended October 1, 2005 to increase our reserve against the financial exposure associated with the credit card matters discussed in Note 14 to the accompanying consolidated financial statements.
      The remainder of the increase in SG&A results from a number of factors, including higher distribution costs as a result of volume increases. Approximately $3.6 million of the increase in the six months was due to the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the Euro.
      Amortization of Intangible Assets. Amortization of intangible assets increased from $1.2 million during the six months ended October 2, 2004 to $2.6 million during the six months ended October 1, 2005 as a result of amortization of intangible assets as part of the Childrenswear Business acquired in July 2004 and the Footwear Business acquired in July 2005.

      Impairments of Retail Assets. A non-cash impairment charge of $4.9 million was recognized during the six months ended October 1, 2005 to reduce the carrying value of fixed assets used in certain of our retail stores, largely relating to our Club Monaco brand. Such stores had been underperforming against the Company’s operating plans and it was determined that management’s actions to improve the financial performance of those store locations had not resulted in a level of increased cash flows to support the recovery of the carrying value of fixed assets deployed in the stores. A $0.6 million impairment charge also was recognized in the comparable period of the prior year relating to Club Monaco stores.
      Due to the seasonal nature of the Company’s business, with significant retail sales occurring each year in the months of November through January in connection with the holiday season, it is possible that lower-than-expected holiday sales in certain other Club Monaco retail stores could trigger an additional impairment of retail fixed assets that would be recognized during the second half of Fiscal 2006.
      Operating Income. Operating income increased $115.2 million, or 81.1%, for the six months ended October 1, 2005 over the six months ended October 2, 2004. Operating income for our three business segments is provided below (dollars in thousands):

	Six Months Ended

	October 1,	October 2,	Increase/
	2005	2004	(Decrease)	% Change

Operating income:
Wholesale	$189,388	$97,241	$92,147	94.8%
Retail	74,991	43,695	31,296	71.6%
Licensing	75,467	74,484	983	1.3%

	339,846	215,420	124,426	57.8%
Less:
Unallocated corporate expenses	(82,642)	(71,769)	(10,873)	(15.1)%
Unallocated restructuring charges	—	(1,628)

	$257,204	$142,023

•	The increase in the wholesale operating results was primarily the result of the increase in sales and improvements in the gross margin rates described above.

•	The increase in retail operating results was driven by increased net sales and improved gross margin rate, partially offset by the higher selling salaries and related costs incurred in connection with the increase in retail sales and new store openings.

•	The increase in licensing operating results was primarily due to improvements in our international licensing business and domestic Chaps for men lines, largely offset by the loss of royalties from the footwear license that was acquired in July 2005.

•	The increase in unallocated corporate expense principally relates to a $6.8 million charge to increase our reserve against the financial exposure associated with the credit card matters discussed in Note 14 to the accompanying consolidated financial statements.
      Foreign Currency Gains (Losses). The effect of foreign currency exchange rate fluctuations resulted in a loss of $6.0 million for the six months ended October 1, 2005, compared to a $2.9 million gain for the six months ended October 2, 2004. The increased losses in fiscal 2005 principally related to unfavorable foreign exchange movements associated with intercompany receivables and payables that were not of a long-term investment nature and were settled by our international subsidiaries.
      Interest Expense. Interest expense was $5.3 million for the six months ended October 1, 2005 and $5.2 million for the six months ended October 2, 2004. There were no significant fluctuations in the level of interest expense incurred by us.

      Interest Income. Interest income increased to $5.9 million for the six months ended October 1, 2005 from $1.6 million for the six months ended October 2, 2004. The increase was the result of a higher level of excess cash reinvestment and higher interest rates on our investments.
      Provision for Income Taxes. The effective tax rate was 37.6% for the six months ended October 1, 2005, compared to 35.2% for the six months ended October 2, 2004. The increase in the effective tax rate was due primarily to a greater portion of our income being generated in higher tax jurisdictions.
      Other Income (Expense), Net. Other income (expense), net, was a net expense of $2.2 million for the six months ended October 1, 2005, compared to net income of $0.4 million for the six months ended October 2, 2004. The increased losses principally related to higher minority interest expense allocated to the partners in our jointly owned RL Media venture associated with its improved operating performance.
      Net Income. Net income increased to $155.0 million for six months ended October 1, 2005, compared to $92.0 million for the six months ended October 2, 2004. The $63.0 million increase in net income principally related to our $115.2 million increase in operating income discussed above, offset in part by higher foreign currency losses and an increase in our tax provision associated with both a higher level of income and a higher effective tax rate.
      Net Income Per Share. Diluted net income per share increased to $1.46 per share, compared to $0.89 per share for the six months ended October 2, 2004. The higher per-share performance resulted from an increase in net income, partially offset by an increase in weighted average shares outstanding due to stock option exercises and the issuance of restricted stock units.
FINANCIAL CONDITION AND LIQUIDITY

Financial Condition
      At October 1, 2005, we had $383.2 million of cash and cash equivalents, $267.7 million of debt (net cash of $115.5 million, defined as total cash and cash equivalents less total debt) and $1.879 billion of stockholders’ equity. This compares to $350.5 million of cash and cash equivalents, $291.0 million of debt (net cash of $59.5 million) and $1.676 billion of stockholders equity at April 2, 2005.
      The increase in our net cash position principally relates to our strong growth in operating cash flows, offset in part by the use of approximately $110 million of available cash on hand to fund the acquisition of the Footwear Business. The increase in stockholders’ equity principally relates to our strong earnings growth in Fiscal 2006.

Cash Flows
      Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $198.1 million during the six-month period ended October 1, 2005, compared to $119.4 million for the six-month period ended October 2, 2004. This $78.7 million increase in cash flow was driven primarily by changes in working capital and the increase in net income.
      Net Cash Used in Investing Activities. Net cash used in investing activities was $188.5 million for the six months ended October 1, 2005, as compared to $328.5 million for the six months ended October 2, 2004. For the six months ended October 1, 2005, net cash used in investing activities included $114.0 million principally relating to the acquisition of the footwear product line. For the six months ended October 2, 2004, net cash used in investing activities reflected $244.1 million for the acquisition of certain assets of RL Childrenswear, LLC. For both periods, net cash used in investing activities reflected capital expenditures of $74.5 million for the six months ended October 1, 2005, as compared to $84.4 million for the six months ended October 2, 2004.
      Net Cash Provided by Financing Activities. Net cash provided by financing activities was $27.7 million for the six months ended October 1, 2005, compared to $14.2 million in the six months ended October 2, 2004. The increase in cash provided by financing activities during the six months ended October 1, 2005 principally related to $42.4 million received from the exercise of stock options, as compared to $26 million for the six months ended October 2, 2004.

Liquidity
      Our primary sources of liquidity are the cash flow generated from our operations, $450 million of availability under our credit facility, available cash and equivalents and other potential sources of financial capacity relating to our under-leveraged capital structure. These sources of liquidity are needed to fund our ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of shop-within-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases and other corporate activities. We believe that our existing sources of cash will be sufficient to support our operating and capital requirements for the foreseeable future.
      As discussed below under the section entitled “Debt and Covenant Compliance,” we had no borrowings under our credit facility as of October 1, 2005. However, in the event of a material acquisition, settlement of a material contingency or a material adverse business development, we may need to draw on our credit facility or other potential sources of financing.

Stock Repurchase Plan
      On February 1, 2005, our Board of Directors approved a stock repurchase plan which allows for the purchase of up to an additional $100 million in our stock, in addition to the approximately $22.5 million of authorized repurchases remaining under our original stock repurchase plan which expires in 2006. The new repurchase plan does not have a termination date. We have not repurchased any shares of our stock pursuant to these plans during Fiscal 2006.

Dividends
      We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition and other factors our Board of Directors may deem relevant.
      We declared a quarterly dividend of $0.05 per outstanding share in each quarter of Fiscal 2006 and Fiscal 2005. The aggregate amount of dividend payments was $10.4 million in the six-month period ended October 1, 2005, compared to $10.1 million in the six-month period ended October 2, 2004.

Debt and Covenant Compliance
      We have outstanding approximately €227.0 million principal amount of 6.125% notes (the “Euro Debt”) that are due in November 2006. The carrying value of the Euro Debt changes as a result of changes in Euro exchange rates. As of October 1, 2005, the carrying value of the Euro Debt was $267.7 million, compared to $291.0 million at April 2, 2005.
      In addition, we have a credit facility that currently provides for a $450 million revolving line of credit, which can be increased up to $525 million. The credit facility expires on October 6, 2009. This credit facility also is used to support the issuance of letters of credit. As of October 1, 2005, we had no borrowings under the credit facility, but were contingently liable for $46.7 million of outstanding letters of credit (primarily relating to inventory purchase commitments).
      Our credit facility requires us to maintain certain financial covenants, consisting of (i) a minimum ratio of Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“EBITDAR”) to Consolidated Interest Expense and (ii) a maximum ratio of Adjusted Debt to EBITDAR, as such terms are defined in the credit facility.
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
      As of October 1, 2005, we were in compliance with all covenants under the credit facility.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
      As discussed in Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2005 and Note 10 to the accompanying unaudited consolidated financial statements, we are exposed to market risk arising from changes in market rates and prices, particularly movements in foreign currency exchange rates and interest rates. We manage these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments, consisting of interest rate swap agreements and foreign exchange forward contracts.
      As of October 1, 2005, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions since April 2, 2005.

Item 4.	Controls and Procedures.
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
      As of October 1, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 1, 2005 due to the material weakness in our internal control over financial reporting with respect to income taxes identified during the Company’s assessment of internal control over financial reporting as of April 2, 2005 and reported in our Fiscal 2005 Annual Report on Form 10-K, and the additional material weakness relating to inadequacies in the controls over the period-end financial closing and reporting process reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005. Although we have begun the implementation of our plans to remediate these material weaknesses, such implementation will continue during the remainder of Fiscal 2006 and these material weaknesses are not yet remediated. No material weaknesses will be considered remediated until the remediated procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

      To compensate for these material weaknesses, the Company performed additional analysis and other procedures and utilized temporary resources in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
      Primary focuses of the remediation plans include the augmentation of technical expertise across all principal accounting areas, improved internal training and development, and heightened monthly and quarterly review procedures. In connection with these plans, we hired a new Vice President, Controller on September 19, 2005. Except for our preliminary remediation efforts, there were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
      Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ending April 2, 2005 for a description of certain litigation and other proceedings to which we are subject. The following is a summary of recent developments.
      With respect to the alleged security breach of our retail point of sale system in 2004, we took a charge of $6.8 million during the fiscal quarter ended October 1, 2005 to increase to $13 million the $6.2 million reserve for this matter that we previously established in the fourth quarter of Fiscal 2005. The reserve is for claims that have been or may be made by various banks that issued Visa® or MasterCard® credit cards and, as stated in the Annual Report on Form 10-K, include claims for fraudulent card charges, the cost of replacing cards and monitoring expenses. These claims are made against our agent bank pursuant to the rules of the applicable credit card association and we have indemnification obligations with respect to these claims. The additional charge was taken based on management’s evaluation of recent developments and currently available information, and the aggregate reserve represents our best estimate at this time of the probable loss incurred. We continue to explore our defenses and possible claims against third parties.
      The trial in our litigation against the United States Polo Association (the “USPA”), Jordache, Ltd. and certain affiliated entities began on October 3, 2005 in the United States District Court for the Southern District of New York. On October 20, 2005, the jury found that one of the four “double horsemen” logos that the defendant sought to use did infringe on our world famous Polo Player Symbol trademark and enjoined its use. The jury found that the other three marks were not confusingly similar to ours and, consequently, may be used by the USPA and Jordache in connection with, among other things, the marketing and sale of apparel and accessories. We are currently considering an appeal of this verdict. The USPA and Jordache have stated that they intend to launch an advertising and marketing campaign using the permitted logos.
      We have reached agreement in principle to reach a settlement with the plaintiff in the purported class action brought on behalf of certain employees in the United States District Court for the District of Northern California. The proposed settlement would be subject to court approval. The proposed settlement cost, of $1.5 million, does not exceed the reserve for this matter that we established in Fiscal 2005. The proposed settlement would also result in the dismissal of the similar purported class action filed in San Francisco Superior Court, which has been stayed pending resolution of the federal action.
      On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the Federal trademark claims) and seeking similar relief. On November 3, 2005 we filed a motion to dismiss all of the causes of action including the cause of action against Mr. Lauren, except the breach of contract claim. We believe this suit to be without merit and intend to continue contest it vigorously.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      The following table sets forth the repurchases of our common stock during the fiscal quarter ended October 1, 2005.

					Maximum Number
					(or Approximate
				Total Number of	Dollar Value) of
				Shares (or Units)	Shares (or Units)
	Total Number of			Purchased as Part of	That May yet be
	Shares (or Units)		Average Price	Publicly Announced	Purchased Under the
Period	Purchased		Paid per Share	Plans or Programs	Plans or Programs

July 3, 2005 to July 30, 2005	26,790	(1)	$49.42	—	(2)
July 31, 2005 to August 27, 2005	—		—	—	—
August 28, 2005 to October 1, 2005	6,532	(1)	50.24	—	—
Total	33,322		$49.55	—	—

(1)	Represents shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long Term Incentive Plan, as amended and restated.

(2)	In March 1998, we announced a $100 million Class A Common Stock repurchase plan. Approximately $22.5 million in share repurchases remain available under this plan. On February 2, 2005, we announced a second stock repurchase plan under which up to an additional $100 million of Class A Common Stock may be purchased. No shares have been repurchased under this plan, which does not have a termination date.

Item 4.	Submission of Matters to a Vote of Security Holders.
      The Annual Meeting of Stockholders of the Company was held on August 11, 2005. The following directors, constituting the entire Board of Directors of the Company, were elected at the Annual Meeting of Stockholders to serve until the 2006 Annual Meeting and their respective successors are duly elected and qualified.
      Class A Directors

Frank A. Bennack, Jr.
Joel L. Fleishman
      Class B Directors

Ralph Lauren
Roger N. Farah
Arnold H. Aronson
Dr. Joyce F. Brown
Judith A. McHale
Terry S. Semel
Myron E. Ullman, III
      (a) Each person elected as a director received the number of votes indicated beside his or her name. Class A directors are elected by the holders of Class A Common Stock and Class B directors are elected by the holders of Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and shares of Class B Common Stock are entitled to ten votes per share.

	Number of	Number of Votes
	Votes For	Withheld

Class A Directors:
Frank A. Bennack, Jr.	50,719,370	6,252,267
Joel L. Fleishman	50,720,277	6,251,360
Class B Directors:
Ralph Lauren	432,800,210	-0 -
Roger N. Farah	432,800,210	-0 -
Arnold H. Aronson	432,800,210	-0 -
Dr. Joyce F. Brown	432,800,210	-0 -
Judith A. McHale	432,800,210	-0 -
Terry S. Semel	432,800,210	-0 -
Myron E. Ullman, III	432,800,210	-0 -
      489,190,964 votes were cast for, and 554,945 votes were cast against the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending April 1, 2006. There were 25,938 abstentions and no broker non-votes.

Item 6.	Exhibits.

3.1	Amended and restated Certificate of Incorporation of Polo Ralph Lauren Corporation (filed as exhibit 3.1 to the Polo Ralph Lauren Registration Statement on Form S-1 (file no. 333-24733) (the “S-1”)).
3.2	Amended and Restated By-Laws of Polo Ralph Lauren Corporation (filed as exhibit 3.2 to the S-1).
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 24013a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Date: November 10, 2005