Form 10-Q
period 2005-12-31
POLO RALPH LAUREN CORP
filed 2006-02-09
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At January 28, 2006, 61,647,345 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6.	Exhibits and Reports on Form 8-K	39
Signatures		40
EX-10.1: AMENDED AND RESTATED SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

POLO RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	April 2,
	2005	2005

	(In thousands, except shares
	and per share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$643,874	$350,485
Accounts receivable, net of allowances of $97,578 and $111,042	356,677	455,682
Inventories	443,267	430,082
Deferred tax assets	70,392	74,821
Prepaid expenses and other	79,295	102,693

Total current assets	1,593,505	1,413,763
Property and equipment, net	517,860	487,894
Deferred tax assets	32,932	35,973
Goodwill	568,435	558,858
Intangible assets, net	103,653	46,991
Other assets	201,074	183,190

Total assets	$3,017,459	$2,726,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	158,795	184,394
Income tax payable	55,374	72,148
Accrued expenses and other	397,216	365,868
Current maturities of long-term debt	260,778	—

Total current liabilities	872,163	622,410
Long-term debt	—	290,960
Other non-current liabilities	169,899	137,591

Total liabilities	1,042,062	1,050,961

Stockholders’ equity:
Common stock
Class A, par value $.01 per share; 500,000,000 shares authorized; 65,889,575 and 64,016,034 shares issued and outstanding	659	640
Class B, par value $.01 per share; 100,000,000 shares authorized; 43,280,021 shares issued and outstanding	433	433
Additional paid-in-capital	761,737	664,291
Retained earnings	1,317,457	1,090,310
Treasury stock, Class A, at cost (4,249,230 and 4,177,600 shares)	(83,280)	(80,027)
Accumulated other comprehensive income	24,593	29,973
Unearned compensation	(46,202)	(29,912)

Total stockholders’ equity	1,975,397	1,675,708

Total liabilities and stockholders’ equity	$3,017,459	$2,726,669

See accompanying notes.

POLO RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

		(As restated,		(As restated,
		see Note 4)		see Note 4)
	(In thousands, except per share data)
	(Unaudited)
Net sales	$933,182	$843,639	$2,592,533	$2,226,178
Licensing revenue	62,300	57,935	182,275	177,016

Net revenues	995,482	901,574	2,774,808	2,403,194
Cost of goods sold(a)	(464,017)	(455,498)	(1,277,370)	(1,195,556)

Gross profit	531,465	446,076	1,497,438	1,207,638

Other costs and expenses:
Selling, general and administrative expenses(a)	(381,615)	(329,047)	(1,082,892)	(945,117)
Amortization of intangible assets	(1,765)	(621)	(4,342)	(1,863)
Impairments of retail assets	(4,443)	—	(9,358)	(599)
Restructuring charges	—	(218)	—	(1,846)

Total other costs and expenses	(387,823)	(329,886)	(1,096,592)	(949,425)

Operating income	143,642	116,190	400,846	258,213
Foreign currency gains (losses)	(577)	400	(6,561)	3,334
Interest expense	(3,312)	(2,958)	(8,612)	(8,166)
Interest income	3,772	969	9,620	2,508

Income before provision for income taxes and other income (expense), net	143,525	114,601	395,293	255,889
Provision for income taxes	(52,368)	(40,280)	(146,992)	(89,987)
Other income (expense), net	(484)	715	(2,716)	1,127

Net income	$90,673	$75,036	$245,585	$167,029

Net income per share — Basic	$0.87	$0.74	$2.36	$1.65

Net income per share — Diluted	$0.84	$0.72	$2.30	$1.61

Weighted-average common shares outstanding — Basic	104,688	101,896	103,976	101,190

Weighted-average common shares outstanding — Diluted	107,780	104,325	106,893	103,566

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

(a) Includes total depreciation expense of:	$(34,564)	$(26,377)	$(90,219)	$(72,056)

See accompanying notes.

POLO RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	December 31,	January 1,
	2005	2005

		(As restated,
		see Note 4)
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$245,585	$167,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,561	73,919
Deferred income taxes	(16,318)	(3,127)
Minority interest expense	7,270	4,656
Equity in the income of equity-method investees	(4,554)	(5,783)
Non-cash stock compensation expense	21,131	9,350
Non-cash impairments of retail assets	9,358	599
Provision for losses on accounts receivable	918	4,242
Loss on disposal of property and equipment	1,574	3,927
Foreign currency losses (gains)	3,811	(3,334)
Changes in operating assets and liabilities:
Accounts receivable	107,807	107,737
Inventories	4,459	(27,576)
Accounts payable and accrued liabilities	(7,380)	(6,110)
Other balance sheet changes	25,388	34,381

Net cash provided by operating activities	493,610	359,910

Cash flows from investing activities:
Acquisitions, net of cash acquired	(113,965)	(243,834)
Capital expenditures	(97,625)	(126,126)

Net cash used in investing activities	(211,590)	(369,960)

Cash flows from financing activities:
Payments of capital lease obligations	(983)	(973)
Payments of deferred financing costs	—	(1,106)
Payments of dividends	(15,662)	(15,137)
Repurchases of common stock	(3,253)	(1,052)
Proceeds from exercise of stock options	44,859	42,228

Net cash provided by (used in) financing activities	24,961	23,960

Effect of exchange rate changes on cash and cash equivalents	(13,592)	3,278

Net increase (decrease) in cash and cash equivalents	293,389	17,188
Cash and cash equivalents at beginning of period	350,485	352,335

Cash and cash equivalents at end of period	$643,874	$369,523

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

Basis of Consolidation
      The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). In particular, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 46R (“FIN 46R”), the Company consolidates its 50% interest in Ralph Lauren Media, LLC (“RL Media”), a joint venture with National Broadcasting Company, Inc. (now known as NBC Universal, Inc.) and an affiliated company (collectively, “NBC”). RL Media conducts the Company’s e-commerce initiatives.
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

Interim Financial Statements
      The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements are unaudited. But, in the opinion of management, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition,

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
results of operations and changes in cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosure normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, we believe that the disclosures herein are adequate to make the information presented not misleading.
      The consolidated balance sheet data as of April 2, 2005 is derived from the audited financial statements included in our Annual Report on Form 10-K filed with the SEC for the year ended April 2, 2005 (the “Fiscal 2005 10-K”), which should be read in conjunction with these financial statements. Reference is made to the Fiscal 2005 10-K for a complete set of financial statements.

Seasonality of Business
      Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel and holiday periods in the retail segment. Accordingly, our operating results and cash flows for the three and nine-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for Fiscal 2006 as a whole.

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
      Retail store revenue is recognized net of estimated returns at the time of sale to consumers. Licensing revenue is initially recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees. During the three and nine months ended December 31, 2005 and January 1,

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, the Company reduced revenues and credited customer accounts for customer allowances, discounts, operational chargebacks and returns as follows (in thousands):

	Three Months Ended		Nine Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Beginning reserve balance	$89,687	$76,474	$100,001	$90,269
Provision taken to increase reserve	66,571	74,612	200,377	183,576
Amount credited against customer accounts	(65,943)	(71,745)	(208,980)	(194,893)
Foreign currency translation	(218)	1,691	(1,301)	2,080

Ending reserve balance	$90,097	$81,032	$90,097	$81,032

Accounts Receivable
      In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable, net, as shown in our consolidated balance sheet, is net of the following allowances and reserves.
      An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. Expenses of $0.8 million were recorded as an allowance for uncollectible accounts during the nine months ended December 31, 2005. The amounts written off against customer accounts during the nine months ended December 31, 2005 and January 1, 2005 totaled $3.8 million and $1.0 million, respectively, and the balance in this reserve was $7.5 million as of December 31, 2005.
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

	For the Three		For the Nine
	Months Ended		Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

		(In thousands, except
		per share amounts)
Net income as reported	$90,673	$75,036	$245,585	$167,029
Add: stock-based employee compensation expense included in reported net income, net of tax	6,265	2,903	13,186	6,018
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	9,569	6,368	23,074	16,343

Pro forma net income	$87,369	$71,571	$235,697	$156,704

Net income per share as reported —
Basic	$0.87	$0.74	$2.36	$1.65
Diluted	$0.84	$0.72	$2.30	$1.61
Pro forma net income per share —
Basic	$0.83	$0.70	$2.27	$1.55
Diluted	$0.81	$0.69	$2.20	$1.51
      For this purpose, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in Fiscal 2006 and Fiscal 2005, respectively: risk-free interest rates of 3.66% and 3.63%; a dividend of $0.20 per annum; expected volatility of 29.1% and 35.0%, and expected lives of 5.2 years for both periods.
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

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

4.	Restatement of Previously Issued Financial Statements
      As previously disclosed in its First Quarter 2006 10-Q, the Company has concluded that the restatements described herein are necessary to its financial statements for the three and nine months ended January 1, 2005. No restatement of the Company’s financial statements for full Fiscal 2005 is necessary as a result of the matters discussed below.
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
      In particular, in periods prior to the fourth quarter of Fiscal 2005, the Company recorded straight-line rent expense for store operating leases over the related stores’ lease term beginning with the commencement date of store operations. Rent expense was not recognized during any build-out period. To correct this practice, the Company adopted a policy in which rent expense is recognized on a straight-line basis over the stores’ lease term commencing with the build-out period (the effective lease-commencement date). In addition, prior to the fourth quarter of Fiscal 2005, the Company incorrectly classified tenant allowances (amounts received from a landlord to fund leasehold improvements) as a reduction of property and equipment, rather than as a deferred lease incentive liability. The amortization of these landlord incentives was originally recorded as a reduction in depreciation expense rather than as a reduction in rent expense. Similarly, the Company’s statement of cash flows had originally reflected these incentives as a reduction of capital expenditures within cash flows from investing activities, rather than as cash flows from operating activities. These corrections resulted in an increase to net property and equipment of $10.0 million and deferred lease incentive liabilities of $22.6 million at January 1, 2005. Additionally, the reclassification of the amortization of deferred lease incentives resulted in a decrease to rent expense of

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.9 million for the three months ended January 1, 2005, an increase to rent expense of $2.5 million for the nine months ended January 1, 2005, and an increase to depreciation expense of $0.7 million and $2.1 million for the three-month and nine-month periods ended January 1, 2005, respectively.
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
      There were also various balance sheet and cash flow classification errors that were detected subsequent to the issuance of certain of the Company’s Fiscal 2005 quarterly financial statements, which had an impact on the presentation of cash flows for such previously filed quarterly periods. In particular, the statement of cash flows for the nine months ended January 1, 2005 has been restated to reflect a $1.0 million increase in cash provided by operations, consisting of the reclassification of certain capital lease payments from operating activities to financing activities.
      A summary of the impact of the restatement to properly account for leases and to consolidate RL Media on the consolidated income statements for the three and nine months ended January 1, 2005 is as follows (in thousands, except for per share amounts):

	Three Months Ended January 1, 2005

		Lease
	As Previously	Accounting	RL Media
	Reported	Adjustments	Consolidation	As Restated

Consolidated Statement of Income
Net sales	$830,058	$—	$13,581	$843,639
Net revenues	887,993	—	13,581	901,574
Cost of goods sold	(449,960)	—	(5,538)	(455,498)
Gross profit	438,033	—	8,043	446,076
Selling, general and administrative expenses	(322,360)	198	(6,885)	(329,047)
Amortization of intangible assets	(621)	—	—	(621)
Impairments of retail assets	—	—	—	—
Restructuring charges	(218)	—	—	(218)
Operating income	114,834	198	1,158	116,190
Interest expense, net	(1,996)	—	7	(1,989)
Income before provision for income taxes and other income (expense), net	113,238	198	1,165	114,601
Provision for income taxes	(40,199)	(81)	—	(40,280)
Other income (expense), net	1,803	—	(1,088)	715
Net income	74,842	117	77	75,036
Net income per share — Basic	0.73	0.01	—	0.74
Net income per share — Diluted	0.72	—	—	0.72

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended January 1, 2005

		Lease
	As Previously	Accounting	RL Media
	Reported	Adjustments	Consolidation	As Restated

Consolidated Statement of Income
Net sales	$2,187,407	$—	$38,771	$2,226,178
Net revenues	2,364,423	—	38,771	2,403,194
Cost of goods sold	(1,181,535)	—	(14,021)	(1,195,556)
Gross profit	1,182,888	—	24,750	1,207,638
Selling, general and administrative expenses	(919,469)	(4,613)	(21,035)	(945,117)
Amortization of intangible assets	(1,863)	—	—	(1,863)
Impairments of retail assets	(599)	—	—	(599)
Restructuring charges	(1,846)	—	—	(1,846)
Operating income	259,111	(4,613)	3,715	258,213
Interest expense, net	(5,671)	—	13	(5,658)
Income before provision for income taxes and other income (expense), net	256,774	(4,613)	3,728	255,889
Provision for income taxes	(91,342)	1,874	(519)	(89,987)
Other income (expense), net	3,220	—	(2,093)	1,127
Net income	168,652	(2,739)	1,116	167,029
Net income per share — Basic	1.67	(0.03)	0.01	1.65
Net income per share — Diluted	1.63	(0.03)	0.01	1.61
      A summary of the impact of the corrections to the statement of cash flows is as follows (in thousands):

		Lease		Other
	As Previously	Accounting	RL Media	Cash Flow
	Reported	Adjustments	Consolidation	Adjustment	As Restated

Consolidated Statement of Cash Flows
For the nine months ended January 1, 2005:
Net cash provided by (used in) operating activities	$359,984	$1,219	$(2,266)	$973	$359,910
Net cash provided by (used in) investing activities	(368,741)	(1,219)	—	—	(369,960)
Net cash provided by (used in) financing activities	24,933	—	—	(973)	23,960
Net (decrease) increase in cash and cash equivalents	$19,454	$—	$(2,266)	$—	$17,188

5.	Acquisitions

Acquisition of Polo Jeans Business
      On February 3, 2006, subsequent to the end of the third quarter of Fiscal 2006, we acquired from Jones Apparel Group, Inc. and subsidiaries (“Jones”) all of the issued and outstanding shares of capital stock of Sun Apparel, Inc., our licensee for men’s and women’s casual apparel and sportswear in the United States and Canada (the “Polo Jeans Business”). The acquisition cost was approximately $260 million, including $5 million of transaction costs. The purchase price is subject to certain post-closing adjustments. In addition, as part of the transaction, we settled all claims under our litigation with Jones for a cost of $100 million (see Note 14).

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The results of operations for the Polo Jeans Business will be consolidated in our results of operations beginning in February 2006. In addition, the purchase price is expected to be allocated on a preliminary basis to inventory and intangible assets, including the re-acquired license, customer relationships, order backlog and goodwill. Other than inventory, Jones retained the right to all working capital balances at the date of closing.
      We have also entered into a transition services agreement with Jones to provide a variety of operational, financial and information systems services over a period of six to twelve months.

Acquisition of Footwear Business
      On July 15, 2005, we acquired from Reebok International, Ltd. (“Reebok”) all of the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc., our global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok (collectively, the “Footwear Business”). The acquisition cost was approximately $112.5 million in cash, including $2 million of transaction costs. The purchase price is subject to certain post-closing adjustments. In addition, Reebok and certain of its affiliates have entered into a transition services agreement with the Company to provide a variety of operational, financial and information systems services over a period of twelve to eighteen months. The accompanying consolidated financial statements include the following preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values: trade receivables of $17.3 million; inventory of $25.7 million; finite-lived intangible assets of $62.2 million (the footwear license at $37.8 million, customer relationships at $23.2 million and order backlog at $1.2 million); goodwill of $21.0 million; other assets of $1.1 million; and liabilities of $14.8 million. The results of operations for the Footwear Business for the period are included in the consolidated results of operations commencing July 16, 2005.
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

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories
      Inventories are valued at the lower of cost or market and are summarized as follows (in thousands):

	December 31,	April 2,
	2005	2005

Raw materials	$5,530	$5,276
Work-in-process	18,045	8,283
Finished goods	419,692	416,523

	$443,267	$430,082

7.	Impairment of Retail Assets
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
      During the third quarter of Fiscal 2006, the Company recorded a $4.4 million charge to reduce the carrying value of fixed assets relating to its Club Monaco retail business, including its Caban Concept and Factory Outlet stores. After considering the holiday season operating performance, management determined that such assets were no longer fully recoverable based on estimates of related, future undiscounted cash flows. In measuring the amount of impairment, fair value was determined based on discounted, expected cash flows. The Company recorded a similar $4.9 million impairment charge during the second quarter of Fiscal 2006. A $0.6 million impairment charge also was recognized in the prior year for the nine months ended January 1, 2005.
      During the fourth quarter of Fiscal 2006, management committed to a plan to restructure its Club Monaco business. In particular, this plan includes the closure of all five Club Monaco outlet stores and the intention to dispose of all eight of Club Monaco’s Caban Concept stores. In connection with this plan, we expect to incur restructuring-related charges of up to $10 million during the fourth quarter of Fiscal 2006.

8.	Goodwill and Other Intangible Assets, Net
      As required by FASB Statement No. 142, “Goodwill and Other Intangible Assets,” we completed our annual impairment test as of the first day of the second quarter of Fiscal 2006. No impairment was recognized as a result of this test. The carrying value of goodwill as of December 31, 2005 and April 2, 2005 by operating segment is as follows (in millions):

	Wholesale	Retail	Licensing	Total

Balance at April 2, 2005	$367.9	$74.5	$116.5	$558.9
Acquisitions, principally the Footwear Business acquisition	21.0	1.3	—	22.3
Effect of foreign exchange and other adjustments	(12.3)	(0.5)	—	(12.8)

Balance at December 31, 2005	$376.6	$75.3	$116.5	$568.4

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying values of indefinite-lived intangible assets are not amortized and consisted of a purchased trademark in the amount of $1.5 million at December 31, 2005. Finite-lived intangible assets are subject to amortization and consist of the following (in thousands):

	December 31, 2005			April 2, 2005

	Gross			Gross
	Carrying	Accum.		Carrying	Accum.		Estimated
	Amount	Amort.	Net	Amount	Amort.	Net	Lives

Licensed trademarks	$55,200	$(5,296)	$49,904	$17,400	$(3,125)	$14,275	10-20 years
Non-compete agreements	2,500	(1,253)	1,247	2,500	(625)	1,875	3 years
Customer relationships	53,100	(2,422)	50,678	29,900	(900)	29,000	5-25 years
Other	353	(29)	324	353	(12)	341	15 years

Total	$111,153	$(9,000)	$102,153	$50,153	$(4,662)	$45,491

9.	Restructuring

2003 Restructuring Plan
      During the third quarter of Fiscal 2003, we completed a strategic review of our European business and formalized our plans to centralize and more efficiently consolidate its business operations. In connection with the implementation of this plan, the Company recorded restructuring charges of approximately $24.4 million in prior fiscal years for severance and contract termination costs. The components of the remaining liability and related activity for the nine months ended December 31, 2005 were as follows (in thousands):

		Lease and Other
	Severance and	Contract
	Termination	Termination
	Benefits	Costs	Total

Balance at April 2, 2005	$141	$891	$1,032
Fiscal 2006 payments	(60)	(772)	(832)

Balance at December 31, 2005	$81	$119	$200

      Total severance and termination benefits as a result of this restructuring related to approximately 160 employees. As of December 31, 2005, total cash outlays related to this plan since inception were approximately $24.1 million. It is expected that the remaining liabilities will be paid during Fiscal 2006.

2001 Operational Plan
      In connection with the implementation of our operational plan in 2001, we recorded pre-tax restructuring charges of $144.6 million in prior periods. The components of the remaining liability and related activity for the nine months ended December 31, 2005 were as follows (in thousands):

Lease and
Contract
Termination
Costs

Balance at April 2, 2005	$4,066
Fiscal 2006 payments	(1,266)

Balance at December 31, 2005	$2,800

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total cash outlays related to the 2001 restructuring plan are expected to be approximately $51.2 million, $48.3 million of which have been paid through December 31, 2005. We expect the remaining liabilities to be paid in accordance with their underlying contractual terms by Fiscal 2011.

10.	Derivative Financial Instruments

Foreign Currency Risk Management
      We enter into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce our risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. Gains and losses on these contracts are deferred and recognized as adjustments to either the basis of those assets or foreign exchange gains/losses, as applicable. At December 31, 2005, we had the following foreign exchange contracts outstanding: (i) to deliver €22.5 million in exchange for $29.8 million through Fiscal 2006 and (ii) to deliver ¥8,626 million in exchange for $75.5 million through Fiscal 2008. At December 31, 2005, the fair value of these contracts resulted in unrealized pre-tax gains of $3.1 million and unrealized pre-tax losses of $0.7 million for the Euro forward contracts and Japanese Yen forward contracts, respectively.
      In addition, we have outstanding approximately €227.0 million principal amount of 6.125% notes (the “Euro Debt”) that are due in November 2006. The entire principal amount of the Euro Debt has been designated as a fair-value hedge of our net investment in certain of our European subsidiaries in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as Amended and Interpreted” (“FAS 133”). As required by FAS 133, the changes in fair value of a derivative instrument that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation are reported in the same manner as a translation adjustment under FASB statement No. 52, Foreign currency translation, to the extent it is effective as a hedge. As such, changes in the fair value of the Euro Debt resulting from changes in the Euro exchange rate are reported net of income taxes in stockholders’ equity as a component of accumulated other comprehensive income. Such unrealized gains or losses will be recognized upon repayment of the Euro Debt.

Interest Rate Risk Management
      As of December 31, 2005, we had interest rate swap agreements in the amount of approximately €205.0 million notional amount of indebtedness. Such interest rate swap agreements have been designated as hedges against changes in the fair value of our Euro Debt resulting from changes in the underlying EURIBOR rates. The interest rate swap agreements effectively convert fixed-interest rate payments on our Euro Debt to a floating-rate basis. The interest rate swap agreements have been designated as fair value hedges in accordance with FAS 133. Hedge ineffectiveness, as measured by the difference between the respective gains or losses from the changes in the fair value of the interest rate swap agreements and the Euro Debt resulting from changes in the benchmark interest rate, was insignificant for the nine months ended December 31, 2005.

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Comprehensive Income
      For the three and nine months ended December 31, 2005 and January 1, 2005, other comprehensive income was as follows (in thousands):

	Three Months Ended		Nine Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Net income	$90,673	$75,036	$245,585	$167,029
Other comprehensive income, net of taxes:
Foreign currency translation adjustments(a)	(6,570)	34,673	(31,599)	38,546
Unrealized gains (losses) on cash flow and foreign currency hedges, net(b)	4,015	(22,985)	26,219	(23,946)

Comprehensive income	$88,118	$86,724	$240,205	$181,629

(a)	Net of income-tax benefits (provisions) of $0.1 million, $ (2.2) million, $3.9 million and $ (3.1) million, respectively.

(b)	Net of income-tax benefits (provisions) of $(3.9) million, $11.9 million, $(12.2) million and $14.0 million, respectively.
      The Company has several hedges in place at December 31, 2005 primarily relating to inventory purchases, royalty payments and net investment in foreign subsidiaries. All of the hedges are considered highly effective and, as a result, the changes in the fair market value of each hedge are recorded in unrealized gains and losses on hedging derivatives, a component of Accumulated other comprehensive income, until the hedged transaction is realized in results of operations. The following table details the changes in the unrealized losses on hedging derivatives for the nine months ended December 31, 2005.
      Unrealized losses on hedging derivatives are comprised of the following (in millions):

				Unrealized
	Unrealized			Gains (Losses)
	Gains (Losses)	Changes in Fair	Unrealized Gains	on Hedging
	on Hedging	Value During the	(Losses) on Hedges	Derivatives as of
	Derivatives as of	Nine Months Ended	Reclassified into	December 31,
	April 2, 2005	December 31, 2005	Earnings	2005

Derivatives designated as hedges of:
Inventory purchases	$1.9	$3.2	$(2.0)	$3.1
Intercompany royalty payments	(13.8)	12.3	0.8	(0.7)
Net investment in foreign subsidiaries	(77.4)	25.1	—	(52.3)

Before-tax totals	$(89.3)	40.6	(1.2)	(49.9)

After-tax totals	$(55.1)	$27.6	$(1.4)	$(28.9)

12.	Earnings Per Share
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

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common shares outstanding used to calculate Basic EPS is reconciled to those shares used in calculating Diluted EPS as follows (in thousands):

	Three Months Ended		Nine Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Basic	104,688	101,896	103,976	101,190
Dilutive effect of stock options, restricted stock and restricted stock units	3,092	2,429	2,917	2,376

Diluted shares	107,780	104,325	106,893	103,566

      Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of Diluted EPS. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the satisfaction of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions are satisfied prior to the end of the reporting period. As of December 31, 2005, there was an aggregate of 758,675 additional shares issuable upon the exercise of anti-dilutive options and the vesting of performance-based restricted stock units that were excluded from the diluted share calculation.

13.	Stockholders’ Equity

Stock Incentive Plans
      During the nine months ended December 31, 2005, the Company granted certain stock-based compensation awards to various executives, as follows:

	Stock	Restricted
Description	Options	Stock Units

	(Number of
	options or units)
Service-based awards(a)(b)	1,344,330	100,000
Performance-based awards(c)	—	461,575

Total	1,344,330	561,575

(a)	Service-based stock option awards were granted with a weighted-average exercise price of $43.40, equal to the fair market value of the Company’s Class A Common Stock at the date of grant and are exercisable into shares of Class A Common Stock. These awards vest in three equal installments on the first three anniversaries of the grant date.

(b)	Service-based restricted stock units were granted at a weighted-average fair value of $43.04 per unit and are payable in shares of Class A Common Stock. These units vest on the fifth anniversary of the grant date, subject to acceleration in certain circumstances.

(c)	Performance-based restricted stock units were granted at a weighted-average fair value of $50.25 per unit and are payable in shares of Class A Common Stock. These units vest at the end of Fiscal 2008, subject to the Company’s satisfaction of certain performance goals.
      Holders of certain restricted stock units are entitled to receive dividend equivalents in the form of additional restricted stock units in consideration of the payment of dividends on the Company’s Class A Common Stock. The Company is committed, pursuant to certain employment agreements, to issue in two equal, annual installments (i) an aggregate of 200,000 service-based restricted stock units and (ii) an aggregate of 375,000 performance-based restricted stock units over the next two years.

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total stock compensation expense recorded for the three and nine months ended December 31, 2005 was $10.1 million and $21.1 million, respectively, compared to $4.5 million and $9.4 million, respectively, for the three and nine months ended January 1, 2005.

Dividends
      On May 20, 2003 the Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on our common stock. The third quarter Fiscal 2006 dividend of $0.05 per share was declared on December 19, 2005, payable to shareholders of record at the close of business on December 30, 2005, and was paid on January 13, 2006. During the nine months ended December 31, 2005, approximately $15.7 million was recorded as a reduction to retained earnings in connection with this dividend.

14.	Commitments and Contingencies

Jones Apparel Litigation
      As more fully described in our Fiscal 2005 10-K, we have been involved with certain litigation with Jones. In February 2006, in connection with the transaction to acquire the Polo Jeans Business from Jones, we settled all claims under the litigation at a negotiated cost of $100 million. The settlement amount equaled the reserve initially established by us during the fourth quarter of Fiscal 2005. Accordingly, the settlement is expected to have no effect on our operating results for Fiscal 2006.

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

Wathne Imports Litigation
      On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the Federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction against our production and sale of women’s and children’s handbags. We believe this suit to be without merit and intend to continue to contest it vigorously.

Polo Trademark Litigation
      On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our famous trademarks. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserted claims related to our actions in connection with our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stemmed from our contacts with the United States Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims, except for our claims that the defendants violated the Company’s trademark rights, were settled in September 2003. We did not pay any damages in this settlement. On July 30, 2004, the Court denied all motions for summary judgement, and trial began on October 3, 2005 with respect to four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache have opposed our motion, but have not moved to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. Pending the judge’s ruling on our motion, which is expected within the next few weeks, the USPA and Jordache cannot produce or sell products bearing any of the double horseman marks. We have preserved our rights to appeal if our motion is denied.
      On December 5, 2003, United States Polo Association, USPA Properties, Inc., Global Licensing Sverige and Atlas Design AB (collectively, “USPA”) filed a Demand for Arbitration against the Company in Sweden under the auspices of the International Centre for Dispute Resolution seeking a declaratory judgement that USPA’s so-called Horseman symbol does not infringe on Polo Ralph Lauren’s trademark and other rights. No claim for damages was stated. On February 19, 2004, we answered the Demand for Arbitration, contesting the arbitrability of USPA’s claim for declaratory relief. We also asserted our own counterclaim, seeking a judgement that the USPA’s Horseman symbol infringes on our trademark and other rights. We also sought injunctive relief and damages in an unspecified amount. On November 1, 2004, the arbitral panel of the International Centre for Dispute Resolution hearing the arbitration rendered a decision rejecting the relief sought by USPA and holding that their so-called Horseman symbol infringes on our trademark and other rights. The arbitral tribunal awarded us damages in excess of 3.5 million Swedish Krona, or $0.4 million at that time, and ordered USPA to discontinue the sale of, and destroy all remaining stock of, clothing bearing its Horseman symbol in Sweden. This amount has not yet been recorded.
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

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Labor Law Litigation
      On September 18, 2002, an employee at one of our stores filed a lawsuit against the Company and our Polo Retail, LLC subsidiary in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purports to represent a class of employees who have allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement has been scheduled for April 6, 2006. The proposed settlement cost of $1.5 million does not exceed the reserve for this matter that we established in Fiscal 2005. The proposed settlement would also result in the dismissal of the similar purported class action filed in San Francisco Superior Court as described below.
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
      The accounting policies of our segments are consistent with those described in Note 3. Sales and transfers between segments are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and we do not review these sales when evaluating segment performance. We evaluate each segment’s performance based upon operating income before restructuring charges and one-time

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
items, such as legal charges. In conjunction with an evaluation of our overall segment reporting in the fourth quarter of 2005, we changed our method of allocating corporate expenses to each segment to more appropriately reflect those corporate expenses directly related to segments. Accordingly, Corporate overhead expenses (exclusive of expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods. As a result of this change, comparative segment results for the three and nine-month periods ended January 1, 2005 have been restated to reflect the current allocation method, as well as for the restatement items discussed in Note 4.
      Our net revenues and operating income for the three and nine months ended December 31, 2005 and January 1, 2005 for each segment were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Net revenues:
Wholesale	$454,008	$427,445	$1,368,768	$1,169,032
Retail	479,174	416,194	1,223,765	1,057,146
Licensing	62,300	57,935	182,275	177,016

	$995,482	$901,574	$2,774,808	$2,403,194

Operating income:
Wholesale	$82,227	$61,741	$271,615	$158,982
Retail	63,855	49,175	138,846	92,870
Licensing	38,125	37,079	113,592	111,563

	184,207	147,995	524,053	363,415
Less:
Unallocated corporate expenses	(40,565)	(31,587)	(123,207)	(103,356)
Unallocated restructuring charges(a)	—	(218)	—	(1,846)

	$143,642	$116,190	$400,846	$258,213

(a)	Restructuring charges of $0.2 million and $1.8 million for the three and nine months ended January 1, 2005, respectively, related entirely to the wholesale segment.
      Our depreciation and amortization expense for the three and nine months ended December 31, 2005 and January 1, 2005 for each segment was as follows (in thousands):

	Three Months Ended		Nine Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Depreciation and amortization:
Wholesale	$11,048	$7,592	$29,354	$18,794
Retail	16,935	11,620	40,404	33,690
Licensing	1,540	1,315	4,509	4,604
Unallocated corporate expenses	6,806	6,471	20,294	16,831

	$36,329	$26,998	$94,561	$73,919

POLO RALPH LAUREN
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our net revenues for the three and nine months ended December 31, 2005 and January 1, 2005, by geographic location of the reporting subsidiaries, were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Net revenues:
United States and Canada	$845,064	$740,261	$2,270,455	$1,930,163
Europe	137,619	118,430	441,296	385,176
Other Regions	12,799	42,883	63,057	87,855

	$995,482	$901,574	$2,774,808	$2,403,194

16.	Additional Financial Information

Cash Interest and Taxes
      The Company made interest payments of approximately $10.1 million during the nine months ended December 31, 2005 and approximately $13.4 million during the nine months ended January 1, 2005.
      The Company paid income taxes of approximately $146.7 million during the nine months ended December 31, 2005 and approximately $69.5 million during the nine months ended January 1, 2005.

Non-cash Transactions
      Significant non-cash investing activities during the nine months ended December 31, 2005 included the non-cash allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of the Footwear Business. Significant non-cash investing activities during the nine months ended January 1, 2005 included the non-cash allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of the Childrenswear Business. Such transactions are more fully described in Note 5.
      Other than the capitalization in fiscal 2006 of approximately $40 million of fixed assets and recognition of related obligations principally relating to certain leasing arrangements, there were no other significant non-cash financing and investing activities during the nine-month periods ended December 31, 2005 and January 1, 2005.

POLO RALPH LAUREN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis is a summary and should be read together with our consolidated financial statements and the notes included elsewhere in this 10-Q. We utilize a 52-53 week fiscal year ending on the Saturday nearest March 31. Fiscal 2006 will end on April 1, 2006 (“Fiscal 2006”) and reflects a 52-week period. Fiscal 2005 ended April 2, 2005 (“Fiscal 2005”) and was a 52-week period. In turn, the third quarter for Fiscal 2006 ended December 31, 2005 and was a 13-week period. The third quarter for Fiscal 2005 ended January 1, 2005 and was a 13-week period as well.
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
      Our Annual Report on Form 10-K for the fiscal year ended April 2, 2005 contains a detailed discussion of these risk factors, and amendments and updates to such risk factors are set forth in Part II, Item IA, “Risk Factors,” of this Quarterly Report on Form 10-Q.

INTRODUCTION
      Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited interim financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 31, 2005 and January 1, 2005.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine-month periods ended December 31, 2005 and January 1, 2005, as well as a discussion of our financial condition and liquidity as of December 31, 2005. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility and (ii) a summary of our key debt compliance measures.
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
      Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel and holiday periods in the retail segment. Accordingly, our operating results and cash flows for the three and nine-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for Fiscal 2006 as a whole.

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

Recent Developments

Acquisition of Polo Jeans Business
      On February 3, 2006, subsequent to the end of our third quarter of Fiscal 2006, we acquired from Jones Apparel Group, Inc. and subsidiaries (“Jones”) all of the issued and outstanding shares of capital stock of Sun Apparel, Inc., our licensee for men’s and women’s casual apparel and sportswear in the United States and Canada (the “Polo Jeans Business”). The acquisition cost was approximately $260 million, including $5 million of transaction costs. The purchase price is subject to certain post-closing adjustments.
      The results of operations for the Polo Jeans Business will be consolidated in our results of operations beginning in February 2006. In addition, as part of the transaction, we settled all claims under our litigation with Jones for a cost of $100 million (see Note 14).

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

Polo Trademark Litigation
      Since 1999, we have been involved in litigation with the United States Polo Association, Inc., Jordache, Ltd. and certain other entities affiliated with them (collectively, the “USPA Group”) in the United States District Court for the Southern District of New York over alleged infringements of our trademark rights. On October 20, 2005, a jury found that one of the four “double horsemen” logos that the USPA Group sought to use infringed on our world famous Polo Player Symbol trademark and enjoined its use, but did allow the use of the other three trademarks. It is premature to assess the potential impact on our business resulting from this adverse ruling. However, we believe that the quality of our premium lifestyle products and brands will continue to drive growth in our operating and financial performance notwithstanding this ruling. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache have opposed our motion, but have not moved to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. Pending the judge’s ruling on our motion, which is expected within the next few weeks, the USPA and Jordache cannot produce or sell products bearing any of the double horseman marks. We have preserved our rights to appeal if our motion is denied.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 Compared to Three Months Ended January 1, 2005
      The following table sets forth the amounts (dollars in millions) and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended December 31, 2005 and January 1, 2005:

	Three Months Ended		Three Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Net revenues	$995.5	$901.6	100.0%	100.0%
Cost of goods sold(a)	(464.0)	(455.5)	(46.6)	(50.5)

Gross profit	531.5	446.1	53.4	49.5
Selling, general and administrative expenses(a)	(381.7)	(329.1)	(38.3)	(36.5)
Amortization of intangible assets	(1.8)	(0.6)	(0.2)	(0.1)
Impairments of retail assets	(4.4)	—	(0.5)	—
Restructuring charges	—	(0.2)	—	—

Operating income	143.6	116.2	14.4	12.9
Foreign currency gains (losses)	(0.6)	0.4	(0.1)	—
Interest expense	(3.3)	(3.0)	(0.3)	(0.3)
Interest income	3.8	1.0	0.4	0.1

Income before provision for income taxes and other income (expense), net	143.5	114.6	14.4	12.7
Provision for income taxes	(52.3)	(40.3)	(5.2)	(4.5)
Other income (expense), net	(0.5)	0.7	(0.1)	0.1

Net income	$90.7	$75.0	9.1%	8.3%

Net income per share — Basic	$0.87	$0.74

Net income per share — Diluted	$0.84	$0.72

(a)	Includes depreciation expense of $34.6 million and $26.4 million for the three-month periods ended December 31, 2005 and January 1, 2005, respectively.
      Net revenues. Net revenues for the third quarter of Fiscal 2006 were $995.5 million, an increase of $93.9 million over net revenues for the third quarter of Fiscal 2005. Net revenues by business segment were as follows (dollars in thousands):

	Three Months Ended

	December 31,	January 1,	Increase/
	2005	2005	(Decrease)	% Change

Net revenues:
Wholesale	$454,008	$427,445	$26,563	6.2%
Retail	479,174	416,194	62,980	15.1%
Licensing	62,300	57,935	4,365	7.5%

	$995,482	$901,574	$93,908	10.4%

      Wholesale Net Sales increased by $26.6 million, or 6.2%, primarily due to the following:

•	the inclusion of $18.3 million of revenues from the footwear product line acquired on July 15, 2005; and

•	increases in revenues in the amount of $4.8 million from our domestic Childrenswear product line, $11.9 million from our European product line and $13.6 million from our domestic Lauren product line, which primarily benefited from a reduction in reserves for customer allowances associated with better full price sell through performance; partially offset by

•	a decrease of $23.9 million in revenues from our domestic menswear product line.

      Retail Net Sales increased by $63.0 million, or 15.1%, primarily as a result of:

•	a 9.3% increase in comparable, full-price store sales and a 6.3% increase in comparable, factory store sales. Excluding the effect of foreign currency exchange rate fluctuations, comparable store sales increased 10.0% for full-price stores and 6.9% for factory stores; and

•	a net 19-store increase in the number of stores open.
      Licensing Revenue increased by $4.4 million, or 7.5%, primarily due to the following:

•	the growth in our domestic Chaps for men lines and international licensing businesses, partially offset by

•	the loss of licensing revenues from our footwear product line which was acquired on July 15, 2005.
      Foreign exchange rate fluctuations in the value of the Euro reduced recorded wholesale sales by $2.9 million and retail sales by $2.3 million.
      Cost of Goods Sold. Cost of goods sold was $464.0 million for the three months ended December 31, 2005, compared to $455.5 million for the three months ended January 1, 2005. Expressed as a percentage of net revenues, cost of goods sold was 46.6% for the three months ended December 31, 2005, compared to 50.5% for the three months ended January 1, 2005. The reduction in cost of goods sold as a percentage of net revenues reflected a continued focus on inventory management, sourcing efficiencies and reduced markdown activity as a result of better sell through on our products.
      Gross Profit. Gross profit increased $85.4 million, or 19.1%, for the three months ended December 31, 2005 over the three months ended January 1, 2005. This increase reflected higher net sales, improved merchandise margins and sourcing efficiencies generally across our wholesale and retail businesses.
      Gross profit as a percentage of net revenues increased from 49.5% in the comparable period of the prior year to 53.4% due to the reductions in cost of goods sold as a percentage of net revenues discussed above and a shift in mix from off-price to more full-price wholesale merchandising.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $52.6 million, or 16.0%, to $381.7 million for the three months ended December 31, 2005 from $329.1 million for the three months ended January 1, 2005. SG&A as a percentage of net revenues increased to 38.3% from 36.5%. The increase in SG&A was driven by:

•	higher selling salaries and related costs in connection with new store openings and the increase in retail sales;

•	the expenses of the footwear product line acquired on July 15, 2005; and

•	an increase in incentive compensation associated with the Company’s strong performance and the increase in the Company’s stock price.
      The remainder of the increase in SG&A results from a number of factors, including higher distribution costs as a result of volume increases.
      Amortization of Intangible Assets. Amortization of intangible assets increased from $0.6 million during the three months ended January 1, 2005 to $1.8 million during the three months ended December 31, 2005 as a result of amortization of intangible assets as part of the Footwear Business acquired in July 2005.
      Impairments of Retail Assets. During the third quarter of Fiscal 2006, the Company recorded a $4.4 million charge to reduce the carrying value of fixed assets relating to its Club Monaco retail business, including its Caban Concept and Factory Outlet stores. After considering the holiday season operating performance, management determined that such assets were no longer fully recoverable based on estimates of related, future undiscounted cash flows. In measuring the amount of impairment, fair value was determined based on discounted, expected cash flows.
      During the fourth quarter of Fiscal 2006, management committed to a plan to restructure its Club Monaco business. In particular, this plan includes the closure of all five Club Monaco outlet stores and the intention to dispose of all eight of Club Monaco’s Caban Concept stores. In connection with this plan, we expect to incur restructuring-related charges of up to $10 million during the fourth quarter of Fiscal 2006.
      Operating Income. Operating income increased $27.4 million, or 23.6%, for the three months ended December 31, 2005 over the three months ended January 1, 2005. Operating income for our three business segments is provided below (dollars in thousands):

	Three Months Ended

	December 31,	January 1,	Increase/
	2005	2005	(Decrease)	% Change

Operating income:
Wholesale	$82,227	$61,741	$20,486	33.2%
Retail	63,855	49,175	14,680	29.9%
Licensing	38,125	37,079	1,046	2.8%

	184,207	147,995	36,212	24.5%
Less:
Unallocated corporate expenses	(40,565)	(31,587)	(8,978)	(28.4)%
Unallocated restructuring charges	—	(218)

	$143,642	$116,190

•	The increase in the wholesale operating results was primarily the result of the increase in sales and improvements in the gross margin rates described above.

•	The increase in retail operating results was driven by increased net sales and improved gross margin rate, partially offset by the higher selling salaries and related costs incurred in connection with the increase in retail sales and new store openings.

•	The increase in licensing operating results was primarily due to improvements in our international licensing business and domestic Chaps for men lines, partially offset by the loss of royalties from the footwear license that was acquired in July 2005.
      Foreign Currency Gains (Losses). The effect of foreign currency exchange rate fluctuations resulted in a loss of $0.6 million for the three months ended December 31, 2005, compared to a $0.4 million gain for the three months ended January 1, 2005, primarily as a result of shifts in the value of the Euro relative to the dollar and its impact on inventory purchases in our European operations.
      Interest Expense. Interest expense was $3.3 million for the three months ended December 31, 2005, compared to $3.0 million for the three months ended January 1, 2005. There were no significant fluctuations in interest expense incurred by us.
      Interest Income. Interest income increased to $3.8 million for the three months ended December 31, 2005 from $1.0 million for the three months ended January 1, 2005. The increase was the result of a higher level of excess cash reinvestment and higher interest rates on our investments.
      Provision for Income Taxes. The effective tax rate was 36.5% for the three months ended December 31, 2005, compared to 35.1% for the three months ended January 1, 2005. The increase in the effective tax rate was due primarily to a greater portion of our income being generated in higher tax jurisdictions.
      Other Income (Expense), Net. Other income (expense), net, was a net expense of $0.5 million for the three months ended December 31, 2005, compared to a net income of $0.7 million for the three months ended

January 1, 2005. The increased losses principally related to higher minority interest expense allocated to our partners in our jointly owned RL Media venture as a result of its improved operating performance.
      Net Income. Net income increased to $90.7 million for the three months ended December 31, 2005, compared to $75.0 million for the three months ended January 1, 2005. The $15.7 million increase in net income principally related to our $27.4 million increase in operating income discussed above, partially offset by an increase in our tax provision associated with both a higher level of income and a higher effective tax rate.
      Net Income Per Share. Diluted net income per share increased to $0.84 per share for the three months ended December 31, 2005, compared $0.72 per share for the three months ended January 1, 2005. The higher per-share performance resulted from an increase in net income, partially offset by an increase in weighted average shares outstanding due to stock option exercises and the issuance of restricted stock units.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended January 1, 2005
      The following table sets forth the amounts (dollars in millions) and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the nine months ended December 31, 2005 and January 1, 2005:

	Nine Months Ended		Nine Months Ended

	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005

Net revenues	$2,774.8	$2,403.2	100.0%	100.0%
Cost of goods sold(a)	(1,277.4)	(1,195.6)	46.0	49.8

Gross profit	1,497.4	1,207.6	54.0	50.2
Selling, general and administrative expenses(a)	(1,082.9)	(945.1)	(39.0)	(39.3)
Amortization of intangible assets	(4.3)	(1.9)	(0.2)	(0.1)
Impairments of retail assets	(9.4)	(0.6)	(0.3)	—
Restructuring charge	—	(1.8)	—	(0.1)

Operating income	400.8	258.2	14.5	10.7
Foreign currency gains (losses)	(6.5)	3.3	(0.2)	0.1
Interest expense	(8.6)	(8.1)	(0.3)	(0.3)
Interest income	9.6	2.5	0.3	0.1

Income before provision for income taxes and other income (expense), net	395.3	255.9	14.3	10.6
Provision for income taxes	(147.0)	(90.0)	(5.3)	(3.7)
Other income (expense), net	(2.7)	1.1	(0.1)	0.1

Net income	$245.6	$167.0	8.9%	7.0%

Net income per share — Basic	$2.36	$1.65

Net income per share — Diluted	$2.30	$1.61

(a)	Includes depreciation expense of $90.2 million and $72.1 million for the nine-month periods ended December 31, 2005 and January 1, 2005, respectively.

      Net revenues. Net revenues for the nine months ended December 31, 2005 were $2,774.8 million, an increase of $371.6 million over net revenues for the nine months ended January 1, 2005. Net revenues by business segment were as follows (dollars in thousands):

	Nine Months Ended

	December 31,	January 1,	Increase/
	2005	2005	(Decrease)	% Change

Net revenues:
Wholesale	$1,368,768	$1,169,032	$199,736	17.1%
Retail	1,223,765	1,057,146	166,619	15.8%
Licensing	182,275	177,016	5,259	3.0%

	$2,774,808	$2,403,194	$371,614	15.5%

      Wholesale Net Sales increased by $199.7 million, or 17.1%, primarily due to the following:

•	the inclusion of $37.6 million of revenues from the footwear product line acquired on July 15, 2005;

•	the inclusion of $58.6 million of revenues from the childrenswear product line acquired on July 2, 2004 for the first quarter of Fiscal 2006, as well as a 15.8% increase in childrenswear sales for the second and third quarters;

•	a $36.6 million increase in revenues from our domestic menswear product line and $16.0 million from our domestic womenswear product line; and

•	a $30.7 million increase in revenues from our product sales in Europe.
      Retail Net Sales increased by $166.6 million, or 15.8%, primarily as a result of:

•	a 7.4% increase in comparable, full-price store sales and a 6.8% increase in comparable factory store sales. Excluding the effect of foreign currency exchange rate fluctuations, comparable store sales increased 7.4% for full-price stores and 6.8% for factory stores; and

•	a net 19-store increase in the number of stores open.
      Licensing Revenue increased by $5.3 million, or 3.0%, primarily due to the following:

•	the growth in our international licensing business and domestic Chaps for men lines; partially offset by

•	the loss of licensing revenues from our footwear product line which was acquired on July 15, 2005.
      Foreign exchange rate fluctuations in the value of the Euro increased recorded wholesale sales by $0.2 million and retail sales by $0.2 million.
      Cost of Goods Sold. Cost of goods sold was $1.277 billion for the nine months ended December 31, 2005, compared to $1.196 billion for the nine months ended January 1, 2005. Expressed as a percentage of net revenues, cost of goods sold was 46.0% for the nine months ended December 31, 2005, compared to 49.8% for the nine months ended January 1, 2005. The reduction in cost of goods sold as a percentage of net revenues reflected a continued focus on inventory management and sourcing efficiencies and reduced markdown activity as a result of better sell through on our products.
      Gross Profit. Gross profit increased $289.8 million, or 24.0%, for the nine months ended December 31, 2005 over the nine months ended January 1, 2005. This increase reflected higher net sales, improved merchandise margins and sourcing efficiencies generally across our wholesale and retail businesses.
      Gross profit as a percentage of net revenues increased from 50.2% in the comparable period of the prior year to 54.0% as a result of the decrease in cost of goods sold as a percentage of net revenues discussed above and a shift in mix from off-price to more full-price wholesale merchandising.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $137.8 million, or 14.6%, to $1,082.9 million for the nine months ended December 31, 2005 from

$945.1 million for the nine months ended January 1, 2005. SG&A as a percentage of net revenues decreased to 39.0% from 39.3%. The increase in SG&A was driven by:

•	higher selling salaries and related costs in connection with new store openings and the increase in retail sales;

•	the expenses of the footwear product line acquired on July 15, 2005;

•	an increase in incentive compensation associated with the Company’s strong performance and the increase in the Company’s stock price: and

•	a $6.8 million charge during the nine months ended December 31, 2005 to increase our reserve against the financial exposure associated with the credit card matters discussed in Note 14 to the accompanying consolidated financial statements.
      The remainder of the increase in SG&A results from a number of factors, including higher distribution costs as a result of volume increases. Approximately $1.0 million of the increase in the nine months was due to the impact of foreign currency exchange rate fluctuations, primarily due to the strengthening of the Euro.
      Amortization of Intangible Assets. Amortization of intangible assets increased from $1.9 million during the nine months ended January 1, 2005 to $4.3 million during the nine months ended December 31, 2005 as a result of amortization of intangible assets resulting from the acquisition of the Childrenswear Business acquired in July 2004 and the Footwear Business acquired in July 2005.
      Impairments of Retail Assets. During the nine months ended December 31, 2005, the Company recorded a $9.4 million charge to reduce the carrying value of fixed assets largely relating to its Club Monaco retail business, including its Caban Concept and Factory Outlet stores. After considering the second and third quarter operating performance, management determined that such assets were no longer fully recoverable based on estimates of related, future undiscounted cash flows. In measuring the amount of impairment, fair value was determined based on discounted, expected cash flows. A $0.6 million impairment charge also was recognized in the prior year for the nine months ended January 1, 2005.
      During the fourth quarter of Fiscal 2006, management committed to a plan to restructure its Club Monaco business. In particular, this plan includes the closure of all five Club Monaco outlet stores and the intention to dispose of all eight of Club Monaco’s Caban Concept stores. In connection with this plan, we expect to incur restructuring-related charges of up to $10 million during the fourth quarter of Fiscal 2006.
      Operating Income. Operating income increased $142.6 million, or 55.2%, for the nine months ended December 31, 2005 over the nine months ended January 1, 2005. Operating income for our three business segments is provided below (dollars in thousands):

	Nine Months Ended

	December 31,	January 1,	Increase/
	2005	2005	(Decrease)	% Change

Operating income:
Wholesale	$271,615	$158,982	$112,633	70.8%
Retail	138,846	92,870	45,976	49.5%
Licensing	113,592	111,563	2,029	1.8%

	524,053	363,415	160,638	44.2%
Less:
Unallocated corporate expenses	(123,207)	(103,356)	(19,851)	(19.2)%
Unallocated restructuring charges	—	(1,846)

	$400,846	$258,213

•	The increase in the wholesale operating results was primarily the result of the increase in sales and improvements in the gross margin rates described above.

•	The increase in retail operating results was driven by increased net sales and improved gross margin rate, partially offset by the higher selling salaries and related costs incurred in connection with the increase in retail sales and new store openings.

•	The increase in licensing operating results was primarily due to improvements in our international licensing business and domestic Chaps for men lines, largely offset by the loss of royalties from the footwear license that was acquired in July 2005.

•	The increase in unallocated corporate expense principally relates to a $6.8 million charge to increase our reserve against the financial exposure associated with the credit card matters discussed in Note 14 to the accompanying consolidated financial statements.
      Foreign Currency Gains (Losses). The effect of foreign currency exchange rate fluctuations resulted in a loss of $6.5 million for the nine months ended December 31, 2005, compared to a $3.3 million gain for the nine months ended January 1, 2005. The increased losses in Fiscal 2006 principally related to unfavorable foreign exchange movements associated with intercompany receivables and payables that were not of a long-term investment nature and were settled by our international subsidiaries.
      Interest Expense. Interest expense was $8.6 million for the nine months ended December 31, 2005 and $8.1 million for the nine months ended January 1, 2005. There were no significant fluctuations in interest expense incurred by us.
      Interest Income. Interest income increased to $9.6 million for the nine months ended December 31, 2005 from $2.5 million for the nine months ended January 1, 2005. The increase was the result of a higher level of excess cash reinvestment and higher interest rates on our investments.
      Provision for Income Taxes. The effective tax rate was 37.2% for the nine months ended December 31, 2005, compared to 35.2% for the nine months ended January 1, 2005. The increase in the effective tax rate was due primarily to a greater portion of our income being generated in higher tax jurisdictions.
      Other Income (Expense), Net. Other income (expense), net, was a net expense of $2.7 million for the nine months ended December 31, 2005, compared to net income of $1.1 million for the nine months ended January 1, 2005. The increased losses principally related to higher minority interest expense allocated to our partners in our jointly owned RL Media venture as a result of its improved operating performance.
      Net Income. Net income increased to $245.6 million for nine months ended December 31, 2005, compared to $167.0 million for the nine months ended January 1, 2005. The $78.6 million increase in net income principally related to our $142.6 million increase in operating income discussed above, offset in part by higher foreign currency losses and an increase in our tax provision associated with both a higher level of income and a higher effective tax rate.
      Net Income Per Share. Diluted net income per share increased to $2.30 per share, compared to $1.61 per share for the nine months ended January 1, 2005. The higher per-share performance resulted from an increase in net income, partially offset by an increase in weighted average shares outstanding due to stock option exercises and the issuance of restricted stock units.
FINANCIAL CONDITION AND LIQUIDITY

Financial Condition
      At December 31, 2005, we had $643.9 million of cash and cash equivalents, $260.8 million of debt (net cash of $383.1 million, defined as total cash and cash equivalents less total debt) and $1.975 billion of stockholders’ equity. This compares to $350.5 million of cash and cash equivalents, $291.0 million of debt (net cash of $59.5 million) and $1.676 billion of stockholders’ equity at April 2, 2005.

      The increase in our net cash position principally relates to our strong growth in operating cash flows, offset in part by the use of approximately $110 million of available cash on hand to fund the acquisition of the Footwear Business. On February 3, 2006, we used $355 million of our available cash on hand to fund the purchase of the Polo Jeans business and settle all outstanding litigation with Jones. The increase in stockholders’ equity principally relates to our strong earnings growth in Fiscal 2006.

Cash Flows
      Net Cash Provided by Operating Activities. Net cash provided by operating activities increased to $493.6 million during the nine-month period ended December 31, 2005, compared to $359.9 million for the nine-month period ended January 1, 2005. This $133.7 million increase in cash flow was driven primarily by changes in working capital and the increase in net income.
      Net Cash Used in Investing Activities. Net cash used in investing activities was $211.6 million for the nine months ended December 31, 2005, as compared to $370.0 million for the nine months ended January 1, 2005. For the nine months ended December 31, 2005, net cash used in investing activities included $114.0 million principally relating to the acquisition of the footwear product line. For the nine months ended January 1, 2005, net cash used in investing activities reflected $243.8 million for the acquisition of certain assets of RL Childrenswear, LLC. For both periods, net cash used in investing activities reflected capital expenditures of $97.6 million for the nine months ended December 31, 2005, as compared to $126.1 million for the nine months ended January 1, 2005.
      Net Cash Provided by Financing Activities. Net cash provided by financing activities was $25.0 million for the nine months ended December 31, 2005, compared to $24.0 million in the nine months ended January 1, 2005. The increase in cash provided by financing activities during the nine months ended December 31, 2005 principally related to $44.9 million received from the exercise of stock options, as compared to $42.2 million for the nine months ended January 1, 2005.

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
      As discussed below under the section entitled “Debt and Covenant Compliance,” we had no borrowings under our credit facility as of December 31, 2005. However, in the event of a material acquisition, settlement of a material contingency or a material adverse business development, we may need to draw on our credit facility or other potential sources of financing.

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
      We declared a quarterly dividend of $0.05 per outstanding share in each quarter of Fiscal 2006 and Fiscal 2005. The aggregate amount of dividend payments was $15.6 million in the nine-month period ended December 31, 2005, compared to $15.2 million in the nine-month period ended January 1, 2005.

Debt and Covenant Compliance
      We have outstanding approximately €227.0 million principal amount of 6.125% notes (the “Euro Debt”) that are due in November 2006. The carrying value of the Euro Debt changes as a result of changes in Euro exchange rates. As of December 31, 2005, the carrying value of the Euro Debt was $260.8 million, compared to $291.0 million at April 2, 2005.
      In addition, we have a credit facility that currently provides for a $450 million revolving line of credit, which can be increased up to $525 million. The credit facility expires on October 6, 2009. This credit facility also is used to support the issuance of letters of credit. As of December 31, 2005, we had no borrowings outstanding under the credit facility, but were contingently liable for $52.0 million of outstanding letters of credit (primarily relating to inventory purchase commitments).
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
      As of December 31, 2005, we were in compliance with all covenants under the credit facility.

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

      As of December 31, 2005, there have been no significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions since April 2, 2005.

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
      As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Our Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005 due to the material weakness in our internal control over financial reporting with respect to income taxes identified during the Company’s assessment of internal control over financial reporting as of April 2, 2005 and reported in our Fiscal 2005 Annual Report on Form 10-K, and the additional material weakness relating to inadequacies in the controls over the period-end financial closing and reporting process reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005. Although we have begun the implementation of our plans to remediate these material weaknesses, such implementation will continue during the remainder of Fiscal 2006 and these material weaknesses are not yet remediated. No material weaknesses will be considered remediated until the remediated procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.
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
      Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2005, as updated by the information disclosed under Part II, Item 1 — “LEGAL PROCEEDINGS” in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2005, for a description of certain litigation and other proceedings to which we are subject. The following is a summary of recent litigation developments.
      On January 23, 2006 we entered into a definitive agreements with Jones Apparel Group, Inc. (together with its subsidiaries, “Jones”) to purchase the licensed Polo Jeans Company business from Jones and to settle all outstanding litigation between the Company, Jones and Jackwyn Nemerov relating to the former “Lauren”

license agreements. Pursuant to the settlement agreement, we agreed to pay $100 million to Jones to settle litigation. The acquisition of the Polo Jeans Business and the settlement were both effected on February 3, 2006, pursuant to the settlement, the outstanding actions before the New York State courts and the related arbitration between Jones and Ms. Nemerov were dismissed with prejudice and the parties exchanged releases. As we had recorded a litigation charge of $100 million in fiscal 2005 in connection with this matter, the settlement payment will not affect our income in Fiscal 2006.
      As reported in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2005, on October 20, 2005, the jury in our litigation against the United States Polo Association (the “USPA”), Jordache, Ltd. and certain affiliated entities in the United States District Court for the Southern District of New York found that one of the four “double horsemen” logos that the defendants sought to use infringed on our world famous Polo Player Symbol trademarks and enjoined its use. The jury found that the other three marks were not confusingly similar to ours and, consequently, could be used by the USPA and Jordache. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache have opposed our motion, but have not moved to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. Pending the judge’s ruling on our motion, which is expected within the next few weeks, the USPA and Jordache cannot produce or sell products bearing any of the double horseman marks. We have preserved our rights to appeal if our motion is denied.
      On January 12, 2006, a proposed settlement of the purported class action brought on behalf of certain employees in the United States District Court for the District of Northern California was submitted to the court for approval. A hearing on the settlement has been scheduled for April 6, 2006. The proposed settlement cost of $1.5 million does not exceed the reserve for this matter that we established in Fiscal 2005. The proposed settlement would also result in the dismissal of the similar purported class action filed in San Francisco Superior Court, which has been stayed pending resolution of the federal action.
      With respect to the litigation filed by Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”) in the Supreme Court of the State of New York, New York County, described in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2005; on February 1, 2006, the court granted our motion and dismissed all of Wathne’s causes of action except its breach of contract claim against the Company and denied Wathne’s motion for a preliminary injunction against our production and sale of women’s and children’s handbags.
Item 1A.     Risk Factors.
      Our Annual Report on Form 10-K for the fiscal year ended April 2, 2005 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. The following information amends, updates and should be read in conjunction with the risk factors and information disclosed in the Annual Report on Form 10-K.
We cannot assure the successful integration of the Polo Jeans Company Business.
      As part of our growth strategy, we seek to extend our brands, expand our geographic coverage, increase direct management of our brands by opening more of our own stores, strategically acquiring select licensees and enhancing our operations. On February 3, 2006, we acquired the Polo Jeans Business by acquiring the stock of Sun Apparel, Inc. a subsidiary of Jones Apparel Group, Inc., for approximately $255 million, subject to post-closing adjustment. We may not be able to retain qualified individuals to operate the Polo Jeans Company Business or otherwise successfully integrate the Polo Jeans Company Business into our existing wholesale businesses or achieve any expected cost savings or synergies from such integration.
A substantial portion of our net sales and gross profit is derived from a small number of department store customers.
      Several of our department store customers, including chains under common ownership, account for significant portions of our wholesale net sales. We believe that a substantial portion of sales of our licensed products by our domestic licensees, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. Our three most significant department store customers accounted for 51.1% of our wholesale net sales during Fiscal 2005, and our ten largest customers accounted for approximately 64.6% of our wholesale net sales. The department store sector is undergoing consolidation. Two of our largest wholesale customers, Federated Department Stores, Inc. (“Federated”) and The May Department Stores Company merged on August 30, 2005, and the surviving entity, Federated, has announced that it intends to close approximately 80 stores and continues to review its store portfolio. On January 12, 2006, Federated announced that it intends to divest its Lord & Taylor division, which had been part of the May Department Stores Company. According to Federated, the Lord & Taylor division operates 55 stores and had sales of approximately $1.56 billion in 2004.
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
      We sell our wholesale merchandise primarily to major department stores across the United States and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables. Three of our customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, in aggregate constituted 44.9% of trade accounts receivable outstanding at April 2, 2005, the end of our most recent fiscal year. As noted above, Federated and The May Department Stores Company have merged. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition.
We are dependent upon the revenue generated by our licensing alliances.
      Approximately 53.2% of our income from operations for Fiscal 2005 was derived from licensing revenue received from our licensing partners. Approximately 33.5% of our licensing revenue for Fiscal 2005 was derived from three licensing partners. WestPoint Home, Inc., Impact 21 and Jones Apparel Group, Inc. (“Jones”) accounted for 14.2%, 12.1% and 7.2%, respectively. On February 3, 2006, we closed the acquisition of the Polo Jeans Company business from Jones, thereby ending our licensing relationship with Jones. The interruption of the business of any one of our material licensing partners due to any of the factors discussed immediately below could also adversely affect our licensing revenues and net income.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      We did not repurchase any shares of our common stock during the fiscal quarter ended December 31, 2005.
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

Item 6.	Exhibits.

3.1	Amended and restated Certificate of Incorporation of Polo Ralph Lauren Corporation (filed as exhibit 3.1 to the Polo Ralph Lauren Registration Statement on Form S-1 (file no. 333-24733) (the “S-1”)).
3.2	Amended and Restated By-Laws of Polo Ralph Lauren Corporation (filed as exhibit 3.2 to the S-1).
10.1	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 24013a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Date: February 9, 2006