Form 10-K
period 2006-04-01
POLO RALPH LAUREN CORP
filed 2006-06-15
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13057

POLO RALPH LAUREN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2622036
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

650 Madison Avenue, New York, New York	10022
(212) 318-7000 (Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was approximately $3,075,164,089 as of September 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.

At June 13, 2006, 62,271,831 shares of the registrant’s Class A Common Stock, $.01 par value and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the SEC, in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to expand internationally;

•	our plans to open new retail stores;

•	our ability to make strategic acquisitions of selected licensees;

•	our intention to introduce new products or enter into new licensing alliances;

•	anticipated effective tax rates in future years;

•	future expenditures for capital projects;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability;

•	our efforts to improve the efficiency of our distribution system; and

•	our ability to refinance our Euro debt on favorable terms by November 2006.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are beyond our control. Significant factors that cause our actual results to differ materially from our expectations are described in this Form 10-K under the heading of “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WEBSITE ACCESS TO COMPANY REPORTS

Our investor website is http://investor.polo.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. Information relating to corporate governance at Polo, including our Corporate Governance Policies, our Code of Business Conduct and Ethics for all directors, officers, and employees, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Polo securities by directors and executive officers, is available at our website under the captions “Corporate Governance” and “SEC Filings”. Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Polo Ralph Lauren Corporation, 650 Madison Avenue, New York, New York 10022.

In this Form 10-K, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context requires otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as “licensing alliances.” Our fiscal year ends on the Saturday nearest to March 31. All references to “Fiscal 2006” represent the 52-week fiscal year ended April 1, 2006. All references to “Fiscal 2005” represent the 52-week fiscal year ended April 2, 2005. All references to “Fiscal 2004” represent the 53-week year ended April 3, 2004.

PART I

Item 1.	Business

General

Polo Ralph Lauren Corporation is a global leader in the design, marketing and distribution of premium lifestyle products. We believe that our global reach, breadth of product and multi-channel distribution is unique among luxury and apparel companies. We operate in three distinct but integrated segments: wholesale, retail and licensing. During the past five years, we have continued to develop our business model, expand our vertically integrated retail segment, reposition our wholesale segment, and maintain a strong licensing segment despite the acquisition of several of our key licensed businesses. The following tables show our net revenues and operating profit (excluding unallocated corporate expenses, legal and restructuring charges) by segment for the last three fiscal years:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Net revenues:
Wholesale	$1,942.5	$1,712.1	$1,210.4
Retail	1,558.6	1,348.6	1,170.5
Licensing	245.2	244.7	268.8

	$3,746.3	$3,305.4	$2,649.7

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Operating Income:
Wholesale	$398.3	$299.7	$143.7
Retail	140.0	82.8	55.7
Licensing	153.5	159.5	191.6

	691.8	542.0	390.4

Less:
Unallocated corporate expenses	(159.1)	(133.8)	(99.9)
Unallocated legal and restructuring charges	(16.1)	(108.3)	(19.6)

	$516.6	$299.7	$270.9

Our net revenues by geographic region for the last three years are shown in the tables below. Note 20 to our Consolidated Financial Statements included in this Annual Report on Form 10-K contains additional segment and geographic area information.

	Fiscal Year Ended
	April 1,	April 2,	April 3,
Net revenues by geographic area	2006	2005	2004
	(millions)

United States and Canada	$3,032.3	$2,587.2	$2,073.5
Europe	627.7	579.2	464.1
Other regions	86.3	139.0	112.1

Net revenues	$3,746.3	$3,305.4	$2,649.7

We continue to invest in our business. In the past five years, we have invested approximately $1.4 billion for the acquisition of several key licensed businesses and capital improvements, all fundamentally through strong operating cash flow. We intend to continue to execute our long-term strategy of expanding our accessories and other product offerings, growing our specialty retail store base, and expanding our presence internationally.

Seasonality of Business

Our business is affected by seasonal trends, with greater wholesale segment sales in our second and fourth quarters and greater retail segment sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel and holiday shopping periods in the retail segment. As a result of the growth in our retail operations and other changes in our business, historical quarterly operating trends and working capital requirements may not be indicative of future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by, among other things, the timing of seasonal wholesale shipments and other events affecting retail sales.

Recent Developments

On March 30, 2006 we opened a wholly-owned Ralph Lauren flagship store in the Omotesando shopping district in Tokyo. The Omotesando store is expected to raise our luxury image in Japan, where our products are also sold in five licensee owned specialty stores and over 300 department store shops-within-shops.

On February 27, 2006, we signed a ten year license agreement with Luxottica Group, S.p.A., (“Luxottica”) effective January 1, 2007, for the design, production and worldwide distribution of prescription frames and sunglasses under the Polo Ralph Lauren brand. The agreement provides for Luxottica’s payment of approximately $200 million on the effective date, representing the discounted net present value of the guaranteed minimum royalties and design service payments over the life of the agreement. The approximate $200 million prepayment is nonrefundable, except with respect to certain breaches of the agreement by the company, in which case only the unearned portion of the prepayment would be required to be prepaid. The agreement will replace our current eyewear license with Safilo S.p.A., which expires on December 31, 2006.

In Fiscal 2006, we acquired several businesses that source and sell products bearing our trademarks under license in order to control key product categories and realize the benefits of vertical integration. On February 3, 2006, we acquired all of the issued and outstanding shares of capital stock of Sun Apparel, Inc., our licensee for men’s and women’s casual apparel and sportswear in the United States and Canada (the “Polo Jeans Business”), from Jones Apparel Group, Inc. and certain of its subsidiaries (“Jones”). The acquisition cost was approximately $260 million in cash, including $5 million of transaction costs, and the purchase price is subject to certain post-closing adjustments. Note 5 to our consolidated financial statements sets forth how the purchase price has been preliminary allocated among the acquired assets. In addition, simultaneous with the transaction, we settled all claims under our litigation with Jones relating to the termination on December 31, 2003 of the United States and Canadian license and design agreements for the sale of products under the “Lauren” trademark for a cost of $100 million. Other than inventory, Jones retained the right to all working capital balances at the date of closing. We have entered into a transition services agreement with Jones to provide a variety of operational, financial and information systems services over a period of six to twelve months. We intend to expand our denim and casual sportswear business by introducing new product offerings under our Lauren brand for women and Polo brand for men while continuing to distribute Polo Jeans — branded products internationally.

On July 15, 2005, we acquired from Reebok International Ltd. (“Reebok”) all of the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc., our global licensee for men’s, women’s and children’s footwear, together with certain foreign assets owned by affiliates of Reebok (collectively, the “Footwear Business”). The acquisition cost was approximately $112 million in cash, including $2 million of transaction costs, and is subject to certain post-closing adjustments. The purchase price was allocated as described in Note 5 of our consolidated financial statements. In addition, Reebok and certain of its affiliates entered into a transition services agreement with the Company to provide a variety of operational, financial and information systems services over a period of twelve to eighteen months.

In March 2006, we announced a five year arrangement as the first exclusive outfitter for all on-court officials at Wimbledon through 2010. This follows our four-year arrangement to be the official outfitter of all on-court officials at the U.S. Open tennis tournament, which began in 2005.

Our Brands and Products

Since 1967, our distinctive brand image has been consistently developed across an expanding number of products, price tiers and markets. Our Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, RLX, Ralph Lauren, Blue Label, Lauren, RL, Rugby, Chaps and Club Monaco, brand names are one of the world’s most widely recognized families of consumer brands. We have been an innovator in aspirational lifestyle branding and believe that, under the direction of Ralph Lauren, the internationally renowned designer, we have influenced the manner in which people dress and live in contemporary society, reflecting an American perspective and lifestyle uniquely associated with Polo and Ralph Lauren. We combine our consumer insight and design, marketing and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:

•	Apparel — Products include extensive collections of men’s, women’s and children’s clothing;

•	Accessories — Accessories encompass a broad range of products such as footwear, eyewear, jewelry and leather goods, including handbags and luggage;

•	Home — Coordinated products for the home include bedding and bath products, furniture, fabric and wallpaper, paints, broadloom, tabletop and giftware; and

•	Fragrance — Fragrance and skin care products are sold under our Glamorous, Romance, Polo, Lauren, Safari, Blue Label and Black Label brands, among others.

Domestically our Rugby, Blue Label for women and Black Label for men brands are sold only in our own retail specialty stores. Our lifestyle brand image is reinforced by our Polo.com internet site, which averaged 1.8 million unique visitors to the site each month during Fiscal 2006 and 820,000 customers during Fiscal 2006.

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

Polo Golf.  Our Polo Golf collection of men’s and women’s apparel is targeted at the golf and resort markets. Price points are similar to those charged for products in the Polo by Ralph Lauren line. We sell the Polo Golf collection in the United States and Canada through leading golf clubs, pro shops and resorts, as well as department stores, specialty stores and Ralph Lauren stores.

RLX.  Our RLX collection of menswear and womenswear consists of functional sport and outdoor apparel for running, cross-training, skiing, snowboarding and cycling. We sell RLX in our Ralph Lauren stores.

Ralph Lauren Childrenswear.  We offer a comprehensive collection of both Boys and Girls apparel and accessories that are sold to better specialty and department stores. The line ranges from newborn up to size 16 in Girls and size 20 in Boys.

Lauren by Ralph Lauren.  Our Lauren by Ralph Lauren women’s collection is a complete women’s lifestyle brand consisting of products related by theme, style, color and fabric. Lauren by Ralph Lauren is generally priced at a range of price points within the women’s better ready-to-wear apparel market. We currently sell this collection through department stores in the United States.

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

Men’s Purple Label Collection.  Our Purple Label collection of men’s tailored clothing and sportswear brings true luxury and quality to American menswear. We sell the Purple Label collection through our Ralph Lauren stores and a limited number of premier fashion retailers at price points at the upper end of the luxury range.

Men’s Black Label.  Our Ralph Lauren Black Label for men is a new, sophisticated collection, featuring razor sharp tailoring and dramatically lean silhouettes, which is at once modern and timeless. Classic suiting and sportswear is infused with a savvier attitude. We sell the Men’s Black Label collection through our Ralph Lauren stores and a limited number of premier fashion retailers at price points at the upper end of the luxury range.

Rugby.  Rugby is a full lifestyle collection with a hipper, more youthful fit. Rugby is sold in a limited number of our Rugby stores. Rugby is designed for 18 to 25 year olds, and is an opportunity to better serve this demographic.

Our Wholesale Segment

Our wholesale segment sells our products primarily to leading upscale department stores, specialty stores and golf and pro shops, both domestically and internationally. We have focused on elevating our brand and improving productivity by reducing the number of unproductive doors within department stores in which our products are sold, improving in-store product assortment and presentation, and improving full price sell-throughs to consumers. As of April 1, 2006, the end of Fiscal 2006, our products were sold in approximately 1,950 domestic department stores, and during Fiscal 2006 we invested approximately $26 million in shops-within-shops dedicated to our products in domestic department stores. We have also effected selective price increases on basic products and introduced new fashion offerings at higher price points.

Department stores are our major wholesale customers in North America and Japan. In Europe, our wholesale sales are a varying mix of sales to both department stores and specialty shops, depending on the country. Our collection brands — Women’s Ralph Lauren Collection and Black Label and men’s Purple Label Collection and Black Label — are distributed through a limited number of premier fashion retailers. In addition, we sell excess and out-of-season products through secondary distribution channels.

Worldwide Distribution Channels

The following table presents the approximate number of doors (excluding our own specialty stores), by channel, in which products distributed by our wholesale segment, excluding Chaps, were sold to consumers worldwide as of April 1, 2006. In addition, during fiscal 2006 our Wholesale Segment launched Chaps for women and boys product lines in approximately 750 department stores.

	Approximate Number of
	Doors as of April 1, 2006
	Polo	Collection
	Brands	Brands	Lauren

Department Stores	4,130	150	1,002
Specialty Stores	5,411	195	—
Golf and Pro Shops	2,470	—	—

The following department store chains were the only wholesale customers whose purchases represented more than ten percent of our worldwide wholesale net sales for the year ended April 1, 2006. Although Federated Department Stores, Inc. and The May Department Stores Company are shown separately, Federated Department Stores acquired The May Department Stores by merger on August 30, 2005. Combined, Federated and May accounted for approximately 33% of our wholesale net sales in Fiscal 2006.

•	Federated Department Stores, Inc., which represented approximately 18%,

•	Dillard Department Stores, Inc., which represented 17%, and

•	The May Department Stores Company, which represented 15%.

Federated has announced plans to close or divest itself of more than 79 of the combined companies’ stores in calendar 2006 and to divest itself of the approximately 50 store Lord & Taylor division, and is converting the remaining stores formerly owned by The May Department Stores to the Macy’s name plate. We do not believe that this merger and restructuring will have a material adverse effect on our business.

Our product brands are sold primarily through their own sales forces. Our Wholesale Segment maintain their primary showrooms in New York City. In addition, we maintain regional showrooms in Atlanta, Chicago, Dallas, Los Angeles, Milan, Paris, London, Munich, Madrid and Stockholm.

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

At April 1, 2006, we had approximately 9,100 shop-within-shops dedicated to our wholesale products worldwide and our licensing partners had more than 775 shop-within-shops. During Fiscal 2006, we added approximately 1,654 shop-within-shops. Excluding significantly larger shop-within-shops in key department store locations, the size of our shop-within-shops typically ranges from approximately 100 to 4,800 square feet for Polo products, from approximately 240 to 4,000 square feet for Lauren by Ralph Lauren, from approximately 100 to 600 square feet for our Collection Brands, and from approximately 300 to 900 square feet for Home Furnishings. We share in the cost of these shops-within-shops.

Basic Stock Replenishment Program.  Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. We generally ship these products within one to five days of order receipt. These products accounted for approximately 7.4% of our wholesale net sales in Fiscal 2006. We have also implemented a seasonal quick response program to allow replenishment of products which can be ordered only during a portion of the year.

Our Retail Segment

Our retail segment consists of 137 full-price retail stores and 145 outlet stores worldwide, excluding our seven remaining Caban home stores, of which we are in the process of disposing by sale or closure. The expansion of our full-price retail store base is a primary long-term strategic goal. We opened 11 new full-price stores in Fiscal 2006, net of store closings, including the flagship store in Tokyo, and currently anticipate opening between 10 and 15 full-price stores in Fiscal 2007. Our retail operating profit rate increased from 3.0% of net sales in Fiscal 2001 to 9.0% of net sales in Fiscal 2006, reflecting improvements in productivity, gross margins, and full-margin sell-through rates. Our full price retail stores reinforce the luxury image and distinct sensibility of our brands and feature exclusive lines that are not sold in domestic department stores: Blue Label for Women, Black Label for Men and Ralph Lauren Home. We operated the following full price stores as of April 1, 2006:

Full-Price Retail Stores

Location	Ralph Lauren	Club Monaco		Rugby	Total

United States and Canada	50	64	*	5	119
Europe	13	—		—	13
Other	5	—		—	5

	68	64		5	137

*	Excludes the seven Caban Stores

•	Ralph Lauren stores feature the full-breadth of the Ralph Lauren apparel, accessory and home product assortments in an atmosphere reflecting the distinctive attitude and luxury positioning of the Ralph Lauren brand. Our seven flagship Ralph Lauren stores showcase our upper-end luxury styles and products and demonstrate our most refined merchandising techniques.

•	Club Monaco stores feature updated fashion apparel and accessories for both men and women. The brand’s clean and updated classic signature style forms the foundation of a modern wardrobe.

•	Rugby, the newest brand in the Ralph Lauren family, is a vertical retail format featuring an aspirational lifestyle collection of apparel and accessories for men and women. The brand is characterized by a youthful, preppy attitude which resonates throughout the line and the store experience.

In addition to generating sales of our products, our worldwide full-price stores set, reinforce and capitalize on the image of our brands. Our stores range in size from approximately 1,000 to over 37,600 square feet. These full-price stores are situated in upscale regional malls and major upscale street locations, generally in large urban markets. We generally lease our stores for initial periods ranging from 5 to 10 years with renewal options.

We extend our reach to additional consumer groups through our 123 domestic Polo Ralph Lauren outlet stores and 21 European outlet stores. During Fiscal 2006, we added 1 new Polo Ralph Lauren outlet store, net, and closed four of five Club Monaco outlet stores. We will close the remaining Club Monaco outlet store in Fiscal 2007. Our outlet stores are generally located in outlet malls.

•	Polo Ralph Lauren outlet stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from 3,000 to 20,000 square feet, with an average of approximately 9,400 square feet, these stores are principally located in major outlet centers in 36 states and Puerto Rico.

•	Polo Jeans outlet stores carry all classifications within the Polo Jeans line, including denim, knit and woven tops, sweaters, outerwear, casual bottoms and accessories. Ranging in size from 3,200 to 5,000 square feet, with an average of 4,200 square feet, these stores are located in 7 states, principally in major outlet centers.

•	European outlet stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from 2,400 to 13,200 square feet, with an average of approximately 6,400 square feet, these stores are located in 6 countries, principally in major outlet centers.

Outlet stores obtain products directly from us, including our retail stores, our product licensing partners and our suppliers.

Polo.com

In addition to our stores, our retail segment sells Ralph Lauren products on-line through our e-commerce website, Polo.com (http://www.polo.com). Polo.com offers our customers access to the full breadth of Ralph Lauren apparel, accessories and home product, and allows us to reach retail customers on a multi-channel basis and reinforces the luxury image of our brands. In Fiscal 2006, Polo.com averaged 1.8 million unique visitors a month and had 820,000 customers. Polo.com is owned and operated by Ralph Lauren Media, LLC, our consolidated 50% owned joint venture with NBC Universal and ValueVision Media, Inc., which operates ShopNBC.

Our Licensing Segment

Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product or geographic competencies of our licensing partners to create and build new businesses. We generally seek out licensing partners who:

•	are leaders in their respective markets,

•	contribute the majority of the product development costs,

•	provide the operational infrastructure required to support the business, and

•	own the inventory.

We grant our product licensees the right to manufacture and sell at wholesale specified categories of products under one or more of our trademarks. We grant our international geographic area licensing partners exclusive rights to distribute certain brands or classes of our products and operate retail stores in specific international territories. These geographic area licensees source products from us, our product licensing partners and independent sources. Each licensing partner pays us royalties based upon its sales of our products, subject, generally, to a minimum royalty requirement. Other than our Ralph Lauren Home collection licenses, which are discussed below, these payments generally range up to 14.0% of the licensing partners’ sales of the licensed products. In addition, licensing partners may be required to allocate a portion of their sales revenues to advertise our products and share in the creative costs associated with these products. Larger allocations are required in connection with launches of new products or in new territories. Our licenses generally have 3 to 5 year terms and may grant the licensee conditional renewal options.

We work closely with our licensing partners to ensure that their products are developed, marketed and distributed so as to reach the intended market opportunity and to present consistently to consumers worldwide the distinctive perspective and lifestyle associated with our brands. Virtually all aspects of the design, production quality, packaging, merchandising, distribution, advertising and promotion of Polo Ralph Lauren products are subject to our prior approval and continuing oversight. The result is a consistent identity for Polo Ralph Lauren products across product categories and international markets.

Approximately 26% of our licensing revenue for Fiscal 2006 was derived from two product licensing partners: Impact21, one of the sublicensees for Japan, and WestPoint Home, Inc, accounted for 14% and 12%, respectively, of our licensing revenue in Fiscal 2006.

Product Licenses

The following table lists our principal product licensing agreements for men’s and women’s sportswear, men’s tailored clothing, personal wear, accessories and fragrances as of April 1, 2006. The products offered by these licensing partners are listed below. Except as noted in the table, these product licenses cover the United States or North America only.

Licensing Partner	Licensed Product Category

L’Oreal S.A./Cosmair, Inc. (global)	Men’s and Women’s Fragrances and Skin Care Products
Carole Hochman Design	Women’s Sleepwear, Loungewear, Robes and Daywear
Corneliani S.P.A. (includes Europe)	Men’s Polo Tailored Clothing
Peerless, Inc	Men’s, Chaps and Lauren Tailored Clothing
Sara Lee Corporation	Men’s Polo Ralph Lauren and Chaps Personal Wear Apparel and Chaps Hosiery for Mens and Boys
Wathne Imports, Ltd.	Handbags and Luggage
Hot Sox, Inc.	Men’s and Boy’s Polo Ralph Lauren and Women’s Ralph Lauren and Lauren, and Boy’s Hosiery
New Campaign, Inc.	Chaps, Ralph Lauren and Lauren Belts and Other Small Leather Goods
Echo Scarves, Inc.	Men’s Polo Ralph Lauren and Polo Jeans Company and Women’s Ralph Lauren and Lauren Scarves and Gloves
Retail Brand Alliance, Inc. (successor to Carolee, Inc.)	Lauren Women’s Jewelry
Safilo USA, Inc.* (global)	Eyewear
The Warnaco Group, Inc.	Men’s Chaps Sportswear
Apparel Ventures, Inc.	Women’s Swimwear
Philips Van-Heusen Corporation	Men’s Chaps Dress Shirts
Randa Corp	Men’s Chaps Ties
Bandanco Enterprise, Inc. (Champlain)	Men’s Chaps Luggage

*	Effective January 1, 2007, Luxottica Group, S.p.A. will be our eyewear licensee

As described above under the caption “Recent Developments,” we acquired our licensed Polo Jeans Business in February 2006 and our licensed global men’s, women’s and children’s footwear business in July 2005.

International Licenses

We believe that international markets offer additional opportunities for our quintessential American designs and lifestyle image. We work with our international licensing partners to facilitate international expansion. International expansion opportunities may include:

•	the roll out of new products and brands following their launch in the U.S.,

•	the introduction of additional product lines,

•	the entrance into new international markets, and

•	the addition of Ralph Lauren or Polo Ralph Lauren stores in these markets.

The following table identifies our largest international area licensing partners (excluding Ralph Lauren Home licensees):

Licensing Partner	Territory

Oroton Group/PRL Australia	Australia and New Zealand
Doosan Corporation	Korea
P.R.L. Enterprises, S.A.	Panama, Aruba, Curacao, The Cayman Islands, Costa Rica, Nicaragua, Honduras, El Salvador, Guatemala, Belize, Colombia, Ecuador, Bolivia, Peru, Antigua, Barbados, Bonaire, Dominican Republic, St. Lucia, Trinidad and Tobago
Dickson Concepts/PRL Hong Kong	Hong Kong, China, Philippines, Malaysia, Singapore, Taiwan and Thailand
Polo Ralph Lauren Japan Corporation*	Japan
Commercial Madison/PRL Chile	Chile

*	Polo Ralph Lauren Japan is our consolidated 50% owned joint venture with Onward Kashiyama Co., Ltd. Polo Ralph Lauren Japan operates principally through sublicensees, including Impact21 Co., Ltd., mens’ and womens’ apparel and accessories and Polo Jeans, Naigai, childrens and golf apparel and hosiery, and Hitomi casual wear.

Our international licensing partners acquire the right to source, produce, market and/or sell various categories of our products in a given geographic area. These rights may include the right to own and operate retail stores. The economic arrangements are similar to those of our product licensing partners. We design licensed products either alone or in collaboration with our domestic licensing partners. Our product licensees whose territories do not include the international geographic area licensees’ territories generally provide our international licensing partners with product or patterns, piece goods, manufacturing locations and other information and assistance necessary to achieve product uniformity, for which they are often compensated.

As of April 1, 2006, our international licensing partners operated 13 Ralph Lauren stores, 29 Polo Ralph Lauren stores, 28 Polo Jeans stores, 2 Children’s stores and 4 Polo outlet stores.

Ralph Lauren Home

Together with our licensing partners, we offer an extensive collection of home products that draw upon and further the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home and Lauren Ralph Lauren brands in three primary categories: bedding and bath, home décor and home improvement. As of April 1, 2006, we had agreements with eight domestic and two international home product licensing partners.

We perform a broader range of services for our Ralph Lauren Home licensing partners than we do for our other licensing partners. These services include design, operating showrooms, marketing, advertising and, in some cases, sales. As a result, we receive a higher average royalty rate from our Ralph Lauren Home collection licensing partners, typically ranging from 15.0% to 20.0%. In general, the licensing partners manufacture, own the inventory and ship the products. Our Ralph Lauren Home licensing alliances generally have 3 to 5 year terms and may grant the licensee conditional renewal options.

Ralph Lauren Home products are positioned at the upper tiers of their respective markets and are offered at a range of price levels. These products are generally distributed through several channels of distribution, including department stores, specialty home furnishings stores, interior design showrooms, customer direct mail catalogs, home centers and the Internet as well as our own stores. As with our other products, the use of shop-within-shops is central to our department store distribution strategy.

The Ralph Lauren Home and Lauren Ralph Lauren home products offered by us and our product licensing partners are:

Category	Product	Licensing Partner

Bedding and Bath	Sheets, bedding accessories, towels and shower curtains, blankets, down comforters, other decorative bedding and accessories	WestPoint Home, Inc. Fremaux-Delorme Ichida
	Bath rugs	Lacey Mills
Home Décor	Fabric and wallpaper	P. Kaufmann, Inc. Designers Guild Ltd.
	Furniture	Henredon Furniture Industries, Inc.
	Tabletop and giftware Table linens, placemats, tablecloths and napkins	Mikasa, Inc. Brownstone
Home Improvement	Interior paints and stains Broadloom carpets and area rugs	ICI/Glidden Company Karastan, a division of Mohawk Carpet Corporation

WestPoint Home, Inc. offers a basic stock replenishment program that includes bath and bedding products and accounted for approximately 81% of their net sales of Ralph Lauren Home products in Fiscal 2006. WestPoint Home, Inc. accounted for approximately 58% of total Ralph Lauren Home licensing revenue in Fiscal 2006.

Product Design

Our products reflect a timeless and innovative American style associated with and defined by Ralph Lauren and our design team. Our consistent emphasis on innovative and distinctive design has been an important contributor to the prominence, strength and reputation of the Ralph Lauren brands.

All Ralph Lauren products are designed by, or under the direction of, Ralph Lauren and our design staff, which is divided into seven departments: Menswear, Womenswear, Lauren, Children’s, Accessories, Home and Club Monaco. We form design teams around our brands and product categories to develop concepts, themes and products for each brand and category. These teams support all three segments of our business — wholesale, retail and licensing — through close collaboration with merchandising, sales and production staff and licensing partners in order to gain market and other input.

Marketing

Our marketing program communicates the themes and images of our brands and is an integral feature of our product offering. Worldwide marketing is managed on a centralized basis through our advertising and public relations departments in order to ensure consistency of presentation.

We create distinctive image advertising for all our products, conveying the particular message of each brand within the context of our core themes. Advertisements generally portray a lifestyle rather than a specific item and often include a variety of products offered by both ourselves and our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons, with additions throughout the year to coincide with product deliveries. In addition to print, some product categories have utilized television and outdoor media in their marketing programs for certain product categories. Our Polo.com e-commerce website presents the Ralph Lauren lifestyle on the internet while offering the full breadth of our apparel, accessories and home products.

If our domestic licensing partners are required to spend an amount equal to a percent of their licensed product sales on advertising, we coordinate the advertising placement on their behalf.

We also conduct a variety of public relations activities. Each of our spring and fall womenswear collections are presented at major fashion shows in New York City, which typically generate extensive domestic and international media coverage. We introduce each of the spring and fall menswear collections at major fashion shows in cities such as New York or Milan, Italy. In addition, we organize in-store appearances by our models and sponsors, professional golfers, snowboarders and triathletes. In March 2006, we announced a five year arrangement as the first exclusive outfitter for all on-court officials at Wimbledon through 2010. This follows our four-year arrangement to be the official outfitter of all on-court officials at the U.S. Open tennis tournament, which began in 2005.

Sourcing, Production and Quality

We contract for the manufacture of our products and do not own or operate any production facilities. Over 350 different manufacturers worldwide produce our apparel products. We source both finished products and raw materials. Raw materials include fabric, buttons and other trim and are sourced primarily with respect to our collection brands. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. As part of our efforts to reduce costs and enhance the efficiency of our sourcing process, we have shifted a substantial portion of our sourcing to foreign suppliers. In Fiscal 2006, less than 1%, by dollar volume, of our products were produced in the United States, and over 99%, by dollar volume, were produced outside the U.S., primarily in Asia, Europe and South America. See “Import Restrictions and other Government Regulations” and “Risk Factors — Risks Related to Our Business — Our business is subject to government regulations and other risks associated with importing products.”

Two manufacturers engaged by us accounted for approximately 15% and 10% of our total production during Fiscal 2006, respectively. The primary production facilities of these two manufacturers are located in China, Hong Kong, Indonesia, Macau, Philippines, Saipain, Singapore and Sri Lanka.

Our wholesale segment must commit to manufacture the majority of our garments before we receive customer orders. We also must commit to purchase fabric from mills well in advance of our sales. If we overestimate our primary customers’ demand for a particular product, we may sell the excess in our outlet stores or sell the product through secondary distribution channels. If we overestimate the need for a particular fabric or yarn, that fabric or yarn may be used in garments made for subsequent seasons or made into past seasons’ styles for distribution in our outlet stores.

We have been working closely with suppliers in recent years to reduce the lead times for fulfillment (e.g., shipment) of orders and to permit re-orders of successful programs. In particular, we have increased the number of deliveries within certain brands each season so that merchandise is kept fresh at the retail level.

Suppliers operate under the close supervision of our global manufacturing division and buying agents headquartered in Asia, South America and Europe. All garments are produced according to our specifications. Production and quality control staff in the United States, South America, Asia and Europe monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification and compliance programs, so that quality assurance is focused upon as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

Competition

Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel and accessories, fragrances and home furnishing products, domestic and foreign. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality and service, which depend on our ability to:

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

Distribution

To facilitate distribution domestically, Ralph Lauren men’s and women’s products are shipped from manufacturers primarily to our distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. Ralph Lauren Childrenswear product is shipped from our manufacturers to a leased distribution center in Martinsburg, West Virginia. In addition, we utilize third party logistics providers to manage selected programs for specific customers. These facilities are designed to allow for high density cube storage and utilize bar code technology to provide inventory management and carton controls. Product traffic management is also coordinated from these facilities. European distribution and warehousing has been largely consolidated into one third party facility located in Parma, Italy.

Our full-price store and outlet store distribution and warehousing are principally handled through the Greensboro distribution center. Club Monaco products are distributed from facilities in Ontario, Canada, New Jersey and California.

ValueVision Media, which operates ShopNBC, currently performs warehousing, order fulfillment and call center functions for Ralph Lauren Media, LLC, which operates our Polo.com e-commerce website. ValueVision Media and NBC Universal are our partners in Ralph Lauren Media, LLC. Ralph Lauren Media, LLC anticipates bringing warehouse, order fulfillment and call center functions in-house in Fiscal 2008.

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

We also utilize a sophisticated automated replenishment system to facilitate the processing of basic replenishment orders from our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. We have a collaborative relationship with many of our suppliers that enables the Company to reduce cash to cash cycles in the management of our inventory. In Fiscal 2006, we began implementing a new, global enterprise resource management system for our wholesale segment. We anticipate completing the implementation of this system across all of our wholesale divisions by the end of fiscal 2008.

Wholesale Credit Control

We manage our own credit function. We sell our merchandise primarily to major department stores and extend credit based on an evaluation of the customer’s financial condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor our accounts receivables or maintain credit insurance to manage the risks of bad debts. Our bad debt write-offs were $4.3 million in Fiscal 2006, representing less than one percent of net revenues. See “Risk Factors — Risks Related to Our Business — Our business could be negatively impacted by any financial instability of our customers.”

Wholesale Backlog

We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. Such orders are generally subject to broad cancellation rights. As of April 1, 2006, our summer and fall backlog was $291 million and $746 million, respectively, compared to $252 million and $525 million, respectively, at April 2, 2005. Our backlog depends upon a number of factors, including the timing of the market weeks for our particular lines, during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

Trademarks

We own the “Polo,” “Ralph Lauren” and the famous polo player astride a horse trademarks in the United States. Other trademarks we own include:

•	“Lauren/Ralph Lauren”

•	“RRL”

•	“Club Monaco”

•	“Rugby”

•	“RLX”

•	“Chaps”

•	Various trademarks pertaining to fragrances and cosmetics

Ralph Lauren has the royalty-free right to use as trademarks “Ralph Lauren,” “Double RL” and “RRL” in perpetuity in connection with, among other things, beef and living animals. The trademarks “Double RL” and “RRL” are currently used by the Double RL Company, an entity wholly owned by Mr. Lauren. In addition, Mr. Lauren has the right to engage in personal projects involving film or theatrical productions (not including or relating to our business) through RRL Productions, Inc., a company wholly owned by Mr. Lauren. Any activity by these companies has no impact on the Company.

Our trademarks are the subjects of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings and beauty products, as well as in connection with retail services, and we continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the marks are used in connection with the products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as extremely valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. See Item 3 — “Legal Proceedings.” As a result of the appeal of our trademarks, our products have been the object of counterfeiting. We have a broad enforcement program which has been generally effective in controlling the sale of counterfeit products in the United States and in major markets abroad.

In markets outside of the United States, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including “Polo” and/or a representation of a polo player astride a horse, which would impede our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have generally successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks. See “Risk Factors — Risks Related to Our Business — Our trademarks and other intellectual property rights may not be adequately protected outside the United States” and Item 3 — “Legal Proceedings.” Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and additional trademarks to new markets.

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

Import Restrictions and Other Government Regulations

Virtually all of our merchandise imported into the United States, Canada, and Europe is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quotas. Quotas represent the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quotas on textile and apparel products were eliminated for World Trade Organization (the “WTO”) member countries, including the United States, Canada and European countries, on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the United States, Canada and European countries) may re-impose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). In response to surging imports, in November 2005 the United States and China agreed to a new quota arrangement which will impose quotas on certain textile products through the end of 2008. In addition, the European Union also agreed with China on a new textile arrangement which imposed quotas through the end of 2007. The United States and other countries may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). The European Union has imposed anti-dumping duties on imports from China and Vietnam in certain footwear categories. In addition, China has imposed an export tax on all textile products manufactured in China. Although there can be no assurance, we do not believe this tax will have a material impact on our business.

We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative. In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the United States and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota”, or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, as well as through geographical diversification of our sources of supply.

As almost all our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quota could adversely affect our operations. Although we generally expect that the recent elimination of quotas will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions” or any “anti-dumping” actions may result, over the near term, in cost increases for certain categories of products and in disruption of the supply chain for certain products categories. See “Item 1A — Risk Factors” below.

Apparel and other products sold by Polo are also be subject to regulation in the United States and other countries by other governmental agencies, including, in the United States, the Federal Trade Commission, United States Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements and flammability testing. We believe that we are in substantial compliance with those regulations as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business.

Although we have not suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and additional trademarks to new markets.

Employees

As of April 1, 2006, we had approximately 12,800 employees, consisting of approximately 10,000 in the United States and approximately 2,800 in foreign countries. Approximately 38 of our United States production and distribution employees in the womenswear business are members of the Union of Needletrades, Industrial & Textile Employees under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers

The following are our current executive officers and their principal business experience for the past five years.

Ralph Lauren	Age 66	Mr. Lauren has been Chairman, Chief Executive Officer and a director of the Company since prior to the Company’s initial public offering in 1997, and was a member of the Advisory Board of the Board of Directors of the Company’s predecessors since their organization. He founded Polo in 1967 and has provided leadership in the design, marketing, advertising and operational areas since such time.
Roger N. Farah	Age 53	Mr. Farah has been President, Chief Operating Officer and a director of the Company since April 2000. He was Chairman of the Board of Venator Group, Inc. from December 1994 to April 2000, and was Chief Executive Officer of Venator Group, Inc. from December 1994 to August 1999.
Jackwyn Nemerov	Age 54	Ms. Nemerov has been Executive Vice President of the Company since September 2004. From 1998 to 2002, she was President and Chief Operating Officer of Jones Apparel Group, Inc.

Tracey T. Travis	Age 43	Ms. Travis has been Senior Vice President of Finance and Chief Financial Officer of the Company since January 2005. Ms. Travis served as Senior Vice President, Finance at Limited Brands, Inc., an apparel and personal care products retailer, from April 2002 until August 2004, and Chief Financial Officer of Intimate Brands, Inc., a women’s intimate apparel and personal care products retailer, from April 2001 to April 2002. Prior to that time, Ms. Travis was Chief Financial Officer of the Beverage Can Americas group at American National Can, a manufacturer of beverage cans, from 1999 to 2001, and held various finance and operations positions at Pepsi Bottling Group from 1989-1999. Ms. Travis is a member of the boards of directors of Jo-Ann Stores, Inc., a specialty retailer of fabrics and crafts, and the Lincoln Center Theater.
Mitchell A. Kosh	Age 56	Mr. Kosh has served as Senior Vice President of Human Resources and Legal since July 2000. He was Senior Vice President of Human Resources of Conseco, Inc., from February 2000 to July 2000. Prior to that, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

Item 1A.	Risk Factors

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

Mr. Ralph Lauren’s leadership in the design, marketing and operational areas of our business has been a critical element of our success. The death or disability of Mr. Lauren or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by a material amount of key-man or similar life insurance covering Mr. Lauren, our other executive officers and certain other members of senior management. We have entered into employment agreements with Mr. Lauren and our other executive officers.

We cannot assure the successful implementation of our growth strategy.

As part of our growth strategy, we seek to extend our brands, expand our geographic coverage and increase direct management of our brands by opening more of our own stores, strategically acquiring select licensees and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in Europe, Asia and other international areas. As discussed elsewhere in this Annual Report on Form 10-K, we acquired our previously licensed Polo Jeans and Footwear licenses in Fiscal 2006. We may have difficulty integrating acquired businesses into our operations, hiring and retaining qualified key employees, or otherwise successfully managing such expansion. In addition, Europe, as a whole, lacks the large wholesale distribution channels found in the United States, and we may have difficulty developing successful distribution strategies and alliances in each of the major European countries.

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

Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. We believe that a substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. In Fiscal 2006, sales to Federated Department Stores, Inc. represented 18% of our wholesale net sales, sales to Dillard Department Stores, Inc. represented 17%, and sales to The May Department Stores Company represented 15%. Federated Department Stores and The May Department Stores merged in August 2005. Federated has announced plans to close more than 79 of the combined companies’ stores in calendar 2006 and to divest itself of the 55 store Lord & Taylor division and is converting the remaining stores formerly owned by The May Department Stores to the Macy’s name plate. In the aggregate, our ten largest customers accounted for approximately 72% of our wholesale net sales during Fiscal 2006. There can be no assurance that consolidations in the department store sector will not have a material adverse effect on our wholesale business.

We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease the amount of merchandise purchased from us or our licensing partners or to change their manner of doing business with us or our licensing partners, could have a material adverse effect on our business or financial condition. See “BUSINESS — Operations — Customers and Service.”

Our business could be negatively impacted by any financial instability of our customers.

We sell our wholesale merchandise primarily to major department stores across the United States and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail business with that customer. We may also assume more credit risk relating to that customer’s receivables. Three of our customers, Dillard Department Stores, Inc., Federated Department Stores, Inc. and The May Department Stores Company, in the aggregate constituted 45% of trade accounts receivable outstanding at April 1, 2006. As noted above, Federated Stores, Inc. and The May Department Stores Company merged in August 2005. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. See “BUSINESS — Credit Control.”

Our business could suffer as a result of a manufacturer’s inability to produce our goods on time and to our specifications.

We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications primarily by international manufacturers. During Fiscal 2006, less than 1%, by dollar value, of our men’s and women’s products were manufactured in the United States and over 99%, by dollar value, of these products were manufactured in Asia and other countries. Two of the manufacturers engaged by us accounted for approximately 15% and 10% of our total production during Fiscal 2006. The primary production facilities of these two manufacturers are located in Asia. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a substantial reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

As of April 1, 2006, we source a significant portion of our products outside the United States through arrangements with over 350 foreign vendors in various countries. In Fiscal 2006, over 99%, by dollar value, of our products were produced outside the U.S., primarily in Asia, Europe and South America. Risks inherent in importing our products include:

•	quotas imposed by bilateral textile agreements with China and non-WTO countries. These agreements limit the amount and type of goods that may be imported annually from these countries;

•	changes in social, political and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	the imposition of additional regulations relating to imports or exports;

•	the imposition of additional duties, taxes and other charges on imports or exports;

•	significant fluctuations of the cost of raw materials;

•	significant delays in the delivery of cargo due to security considerations;

•	the imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

•	the imposition of sanctions in the form of additional duties either by the United States or its trading partners to remedy perceived illegal actions by national governments.

Any one of these factors could have a material adverse effect on our financial condition and results of operations.

We are dependent upon the revenue generated by our licensing alliances.

Approximately 30% of our income from operations for Fiscal 2006 was derived from licensing revenue received from our licensing partners. Approximately 26% of our licensing revenue for Fiscal 2006 was derived from two licensing partners: Impact21, 14%, and WestPoint Home, Inc., 12%. We had no other licensing partner which accounted for more than 10% of our licensing revenue in Fiscal 2006. The interruption of the business of any one of our material licensing partners due to any of the factors discussed immediately below could also adversely affect our licensing revenues and net income.

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

We believe that our trademarks and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. Significant counterfeiting of our products continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have in the past resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition and results of operations. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting or a material adverse effect on our business or brands arising from imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. See “Trademarks,” and Item 3 “LEGAL PROCEEDINGS.”

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

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the United States, the European Union, Japan, or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on our business in the future or may require us to modify our current business practices.

Risks Relating to the Industry in Which We Compete

We face intense competition in the worldwide apparel industry.

We face a variety of intense competitive challenges from other domestic and foreign fashion-oriented apparel and casual apparel producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We compete with these companies primarily on the basis of:

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

We also face increasing competition from companies selling apparel and home products through the Internet. Although our Ralph Lauren Media, LLC joint venture sells our products through the internet, increased competition in the worldwide apparel, accessories and home product industries from Internet-based competitors could reduce our sales, prices and margins and adversely affect our results of operations.

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

Consumer purchases of discretionary items and luxury retail products, including our products, may decline during recessionary periods and at other times when disposable income is lower. A downturn in the economies in which we, or our licensing partners, sell our products may adversely affect our revenues and profits materially.

Item 2.	Properties

We lease space for our retail and outlet showrooms, and warehouse and office space in various domestic and international locations. We do not own any real property except for our distribution facility in Greensboro, North Carolina and a parcel of land adjacent to the facility, and retail stores in Southampton, New York and Nantucket, Massachusetts. ValueVision Media, Inc., performs all warehousing, order fulfillment and call center functions for

Ralph Lauren Media. ValueVision Media, which operates ShopNBC, and the National Broadcasting Company are our joint venture partners in Ralph Lauren Media.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations. The following table sets forth information with respect to our key properties:

The following table sets forth information with respect to our key properties:

		Approximate	Current Lease Term
Location	Use	Sq. Ft.	Expiration

Greensboro, N.C.	Distribution Facility	1,500,000	Owned
Martinsburg, W.V.	Distribution Facility	187,000	December 31, 2010
650 Madison Avenue, NYC	Executive, corporate office and design studio, Polo Brand showrooms	207,000	December 31, 2009
Lyndhurst, N.J.	Corporate and retail administrative offices	162,000	December 31, 2019
550 7th Avenue, NYC	Corporate office, design studio and Women’s showrooms	81,000	December 31, 2018
625 Madison Avenue, NYC	Corporate offices	190,000	December 31, 2019
Geneva, Switzerland	European corporate offices	50,000	March 31, 2013
867 Madison Avenue, NYC	Flagship Store	27,700	December 31, 2013
Beverly Hills, CA	Flagship Store	21,600	September 30, 2023
Chicago, IL	Flagship Store	37,600	November 14, 2017
Milan, Italy	Flagship Store	18,000	June 30, 2015
Tokyo, Japan	Flagship Store	25,000	December 31, 2020

We paid aggregate rent in Fiscal 2006 of approximately $38 million for our non-retail facilities. We anticipate that we will be able to extend those leases which expire in the near future on terms satisfactory to us or relocate to facilities timely and on acceptable terms.

As of April 1 2006, the Company operated 289 retail stores, totaling 2.3 million square feet. Aggregate annual rentals for retail space in Fiscal 2006 totaled approximately $99 million. We anticipate that we will be able to extend those leases which expire in the near future on satisfactory terms or relocate to desirable locations.

Item 3.	Legal Proceedings

Since June 2003, we had been involved in litigation with Jones Apparel Group, Inc. (“Jones”), primarily relating to certain alleged breaches of the terms of the Lauren license agreements between the parties. Among other things, Jones sought compensatory damages of $550 million and punitive damages. In February 2006, simultaneous with our acquisition of the Polo Jeans Business from Jones, we settled all claims regarding the litigation at a negotiated cost of $100 million. The settlement amount equaled the reserve initially established by the Company during the fourth quarter of Fiscal 2005. Accordingly, the settlement had no effect on the Company’s consolidated operating results for Fiscal 2006.

We are indirectly subject to various claims relating to an alleged security breach in 2004 of our retail point of sale system, including fraudulent credit card charges, the cost of replacing cards and related monitoring expenses and other related claims. These claims have been made by various banks with respect to credit cards issued by them pursuant to the rules of Visa® and MasterCard® credit card associations. We recorded an initial charge of $6.2 million to establish a reserve for this matter in the fourth quarter of Fiscal 2005, representing management’s best estimate at the time of the probable loss incurred. In September 2005, we were notified by our agent bank that the aggregate amount of claims had increased to $12 million, with an estimated $1 million of additional claims yet to be asserted. Accordingly, we recorded an additional $6.8 million charge during the second quarter of Fiscal 2006. The ultimate outcome of this matter could differ materially from the amounts recorded and could be material to the results of operations for any affected period. However, management does not expect that the ultimate resolution will have a material adverse effect on the Company’s liquidity or financial position.

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court for the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the Federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction against our production and sale of men’s and women’s handbags. On May 16, 2006, a discovery schedule running through November 2006 was established for this case. We believe this suit to be without merit and will continue to contest it vigorously.

On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc., Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our trademarks. In connection with this lawsuit, on July 19, 2001, the United States Polo Association and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserted claims related to our actions in our pursuit of claims against the United States Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stemmed from our contacts with the United States Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims, except for our claims that the defendants violated the Company’s trademark rights, were settled in September 2003. We did not pay any damages in this settlement.

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendants’ marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache have opposed our motion, but have not moved to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. Pending the judge’s ruling on our motion, it is our belief that the USPA and Jordache cannot produce or sell products bearing any of the double horseman marks. We have preserved our rights to appeal if our motion is denied.

On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against us in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law occurred on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement has been scheduled for June 29, 2006. The proposed settlement cost of $1.5 million does not exceed the reserve for this matter that we established in Fiscal 2005. The proposed settlement would also result in the dismissal of the similar purported class action filed in San Francisco Superior Court as described below.

On April 14, 2003, a second punitive class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleges near identical claims to those in the federal class action. The class representatives consist of former employees and the plaintiff in the federal court action. Defendants in this class action include us and our Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. and San Francisco Polo, Ltd. as well as a non-affiliated corporate defendant and two current managers. As in the federal action, the complaint seeks an unspecified amount of actual and punitive restitution of monies spent, and declaratory relief. If the judge in the federal class action accepts the proposed settlement, the state court class action would subsequently be dismissed.

On March 2, 2006, a former employee at our Club Monaco store in Los Angeles, California filed a lawsuit against us in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiff purports to represent a class of Club Monaco store employees who allegedly have been injured by being improperly classified as exempt employees and thereby not receiving compensation for overtime and not receiving meal and rest breaks. The complaint seeks an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. We believe this suit is without merit and intend to contest it vigorously.

On June 2, 2006, a second punitive class action was filed by different attorneys on behalf of a former employee of our Club Monaco store in Cabazon, California against us in the Los Angeles Superior Court alleging virtually identical claims as to the San Francisco action and consisting of the same class members. As in the San Francisco action, the complaint seeks an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. We believe this suit is without merit and intend to contest it vigorously.

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, and being forced to work off the clock while waiting to enter or leave the store and being falsely imprisoned while waiting to leave the store. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We believe this suit is without merit and intend to contest it vigorously.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 1, 2006.

PART II

Item 5.	Market for Registrants’ Common Equity and Related Stockholders Matters

Our Class A common stock is traded on the New York Stock Exchange under the symbol “RL.” The following table sets forth the high and low closing prices per share of the Class A common stock for each quarterly period in our two most recent fiscal years, as reported on the NYSE Composite Tape.

	Market Price
	of Class A
	Common Stock
	High	Low

Fiscal 2006:
First Quarter	$44.70	$34.19
Second Quarter	53.25	43.29
Third Quarter	56.84	47.83
Fourth Quarter	61.74	52.91
Fiscal 2005:
First Quarter	$37.05	$31.23
Second Quarter	38.57	31.01
Third Quarter	42.83	33.75
Fourth Quarter	42.59	37.40

On May 20, 2003 our Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on our Class A common stock. Approximately $21 million was recorded as a reduction to retained earnings during Fiscal 2006 in connection with these dividends.

As of June 7, 2006, there were 1,486 holders of record of our Class A common stock and 12 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren and related entities and are convertible at any time into shares of Class A common stock on a one-for-one basis shares of Class A Common Stock that are transferred to anyone other than affiliates of Mr. Lauren.

The following table sets forth the repurchases of our common stock during the Fiscal quarter ended April 1, 2006.

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
	Total Number		Shares (or Units)	Shares (or Units)
	of Shares		Purchased as Part of	That May Yet be
	(or Units)	Average Price	Publicly Announced	Purchased Under the
Period	Purchased	Paid Per Share	Plans or Programs	Plans or Programs(1)

January 1, 2006 to January 28, 2006	—	—	—	—
January 29, 2006 to February 25, 2006	69,300	$55.00	69,300	—
February 26, 2006 to April 1, 2006	—	—	—	—
Total	69,300	$55.00	69,300	—

(1)	The Company’s initial Class A stock repurchase plan was first publicly announced in March 1998, and expired on April 1, 2006. An aggregate of approximately $81.3 million in share repurchases were made under this plan during its term. The Company’s existing repurchase plan was first publicly announced on February 2, 2005, and provides for the repurchase of up to $100 million of Class A Common stock. As of April 1, 2006, no repurchases had been made under this plan, which does not have a termination date.

Item 6.	Selected Financial Data

See the “Index to Consolidated Financial Statements and Supplementary Information” appearing at the end of this report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our audited financial statements and the accompanying notes, which are included elsewhere in this Annual Report on Form 10-K. We use a 52-53 week fiscal year ending on the Saturday nearest March 31. As such, references to “Fiscal 2006” represent the 52-week fiscal year ended April 1, 2006; references to “Fiscal 2005” represent the 52-week fiscal year ended April 2, 2005; and references to “Fiscal 2004” represent the 53-week fiscal year ended April 3, 2004.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the audited financial statements and notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations, financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2006, Fiscal 2005 and Fiscal 2004.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2006, Fiscal 2005 and Fiscal 2004, as well as a discussion of our financial condition and liquidity as of April 1, 2006. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) a summary of our outstanding debt and commitments that existed as of April 1, 2006.

•	Market risk management. This section discusses how we manage exposure to potential losses arising from adverse changes in interest rates, foreign currency exchange rates and the market value of financial instruments.

•	Critical accounting policies. This section discusses accounting policies considered to be important to our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited financial statements included elsewhere herein.

OVERVIEW

Our Company is a leader in the design, marketing and distribution of premium lifestyle products. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, RLX, Ralph Lauren, Blue Label, Lauren, RL, Rugby, Chaps, and Club Monaco, among others.

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

During Fiscal 2006, we reported revenues of $3.746 billion, net income of $308 million and net income per diluted share of $2.87. This compares to revenues of $3.305 billion, net income of $190.4 million and net income per diluted share of $1.83 in Fiscal 2005. Fiscal 2005 operating results include a pretax charge of $100 million associated with a litigation with one of our former licensees, which has now been settled.

Recent Developments

Acquisition of Polo Jeans Business

On February 3, 2006, the Company acquired from Jones Apparel Group, Inc. and subsidiaries (“Jones”) all of the issued and outstanding shares of capital stock of Sun Apparel, Inc., the Company’s licensee for men’s and women’s casual apparel and sportswear in the United States and Canada (the “Polo Jeans Business”). The acquisition cost was approximately $260 million, including $5 million of transaction costs. The purchase price is subject to certain post-closing adjustments. In addition, simultaneous with the transaction, the Company settled all claims under its litigation with Jones for a cost of $100 million (the “Jones-Related Litigation”).

The purchase of the Polo Jeans Business will allow the Company to reposition and expand its denim and casual sportswear business. In particular, in May 2006, the Company announced that it will expand its denim and casual sportswear business by introducing new product offerings under the strength of its Lauren brand for women and its Polo brand for men. The Company will continue to distribute Polo Jeans-branded products internationally. The results of operations for the Polo Jeans Business have been consolidated in the Company’s results of operations commencing February 4, 2006.

Acquisition of Footwear Business

On July 15, 2005, the Company acquired from Reebok International, Ltd. (“Reebok”) all of the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc., the Company’s global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok (collectively, the “Footwear Business”). The acquisition cost was approximately $112 million in cash, including $2 million of transaction costs. The results of operations for the Footwear Business have been consolidated in the Company’s results of operations commencing July 16, 2005.

Polo Trademark Litigation

Since 1999, the Company has been involved in litigation with the United States Polo Association, Inc., Jordache, Ltd. and certain other entities affiliated with them (collectively, the “USPA Group”) in the United States District Court for the Southern District of New York over alleged infringements of its trademark rights. On October 20, 2005, a jury found that one of the four “double horsemen” logos that the USPA Group sought to use infringed on the Company’s world famous Polo Player Symbol trademark and enjoined its use, but did allow the use of the other three trademarks. In November 2005, the Company filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache have opposed this motion, but have not moved to overturn the jury’s decision that the fourth double horseman logo did infringe on the Company’s trademarks. Pending the judge’s ruling on this motion, it is the Company’s position that, the USPA and Jordache cannot produce or sell products bearing any of the double horseman marks. The Company has preserved its right to appeal if the motion is denied. The Company believes that it is premature to assess the potential impact on its business resulting from the initial adverse ruling. However, the Company believes that the quality of its premium lifestyle products and brands will continue to drive growth in its operating and financial performance notwithstanding the outcome of this matter.

Club Monaco Restructuring Plan

During Fiscal 2006, the Company recorded approximately $10.8 million of impairment charges to reduce the carrying value of fixed assets, primarily relating to its Club Monaco retail business, including its Caban Concept and Factory Outlet stores. These impairment charges primarily related to lower-than-expected store performance.

During the fourth quarter of Fiscal 2006, the Company committed to a plan to restructure the Company’s Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory outlet stores and the intention to dispose of by sale or closure all eight of Club Monaco’s Caban Concept stores (collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, an aggregate restructuring-related charge of $12 million was recognized in Fiscal 2006. This charge consisted of (a) a $3 million writedown of inventory to estimated net realizable value, which has been classified as a component of cost of goods sold in the Company’s consolidated statement of operations, (b) a $5 million writedown of fixed and other net assets, which has been classified as a component of restructuring charges in the Company’s consolidated statement of operations and (c) the recognition of a $4 million liability relating to lease termination costs, which has been classified as a component of restructuring charges in the Company’s consolidated statement of operations. The lease termination costs are expected to be paid by the end of 2007.

In addition, the Company expects to recognize an additional $2 million restructuring charge during its first quarter of Fiscal 2007 relating to Club Monaco’s Caban Concept stores. Such costs will be incurred pursuant to the Club Monaco Restructuring Plan, but are not recognizable until Fiscal 2007 in accordance with accounting principles generally accepted in the United States (“US GAAP”) because the leased space was still being used at the end of Fiscal 2006.

See Note 11 to the audited financial statements included elsewhere herein for further reference.

Eyewear Licensing Agreement

In February 2006, the Company announced that it had entered into a new, ten-year exclusive licensing agreement with Luxottica Group, S.p.A. and affiliates (“Luxottica”) for the design, production and distribution of prescription frames and sunglasses under the Polo Ralph Lauren brand (the “Eyewear Licensing Agreement”). Luxottica is a global leader in the premium and luxury eyewear sector, with over 5,000 optical and sun retail stores across the world.

The Eyewear Licensing Agreement is effective on January 1, 2007 after the Company’s existing licensing agreement with another licensee expires. The Company is entitled to receive annual minimum royalty and design services payments over the life of the contract (the “Minimum Guaranteed Payments”). Upon the effective date of the contract, the Company will receive a prepayment of approximately $200 million in consideration of the Minimum Guaranteed Payments to be made by Luxottica. The approximate $200 million prepayment is non-refundable, except with respect to certain breaches of the agreement by the Company in which case only the unearned portion of the prepayment would be required to be repaid.

RESULTS OF OPERATIONS

Fiscal 2006 Compared to Fiscal 2005

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of our financial statements captions.

	Fiscal Years Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	(millions)

Net revenues	$3,746.3	$3,305.4	100.0%	100.0%
Cost of goods sold(a)	(1,723.9)	(1,620.9)	(46.0)	(49.0)

Gross profit	2,022.4	1,684.5	54.0	51.0

Selling, general and administrative expenses(a)	(1,476.9)	(1,377.6)	(39.5)	(41.7)
Amortization of intangible assets	(9.1)	(3.4)	(0.2)	(0.1)
Impairments of retail assets	(10.8)	(1.5)	(0.3)	—
Restructuring charges	(9.0)	(2.3)	(0.2)	(0.1)

Operating income	516.6	299.7	13.8	9.1

Foreign currency gains (losses)	(5.7)	6.1	(0.1)	0.2
Interest expense	(12.5)	(11.0)	(0.3)	(0.3)
Interest income	13.7	4.6	0.3	0.1
Equity in income of equity-method investees	4.3	6.4	0.1	0.2
Minority interest expense	(13.5)	(8.0)	(0.4)	(0.3)

Income before provision for income taxes	502.9	297.8	13.4	9.0
Provision for income taxes	(194.9)	(107.4)	(5.2)	(3.2)

Net income	$308.0	$190.4	8.2%	5.8%

Net income per common share — Basic	$2.96	$1.88

Net income per common share — Diluted	$2.87	$1.83

(a)	Includes total depreciation expense of $117.9 million and $98.7 million for Fiscal 2006 and Fiscal 2005, respectively.

Net Revenues.  Net revenues for Fiscal 2006 were $3,746.3 million, an increase of $440.9 million, compared to net revenues of $3,305.4 million for Fiscal 2005. Wholesale revenues increased by $230.4 million primarily as a result of the sale of newly acquired Footwear and Polo Jeans products, the inclusion of a full year of sales by our childrenswear business, which was acquired in July 2004 (the “Childrenswear Business”), the successful launch of a Chaps for women and boys product line and, increased sales in our global menswear and womenswear product lines. The increase in net revenues also was caused by a $210.0 million revenue increase in our retail segment as a result of improved comparable retail store sales, continued store expansion and growth in Polo.com sales. Net revenues for our business segments are provided below:

	Fiscal Years Ended
	April 1,	April 2,	Increase
	2006	2005	(Decrease)	% Change
	(millions)

Net revenues:
Wholesale	$1,942.5	$1,712.1	$230.4	13.5%
Retail	1,558.6	1,348.6	210.0	15.6
Licensing	245.2	244.7	0.5	0.2

Total net revenues	$3,746.3	$3,305.4	$440.9	13.3%

Wholesale net sales — the net increase primarily reflects:

•	the inclusion of $58 million of revenue from the newly acquired Footwear Business;

•	the inclusion of $35 million of revenues from the newly acquired Polo Jeans Business;

•	a $74 million increase in revenues from our childrenswear product line that was acquired in July 2004, including the effects from the successful launch of our Chaps for boys product line and a one-time benefit of $59 million due to the inclusion of a full year of sales;

•	a $73 million aggregate constant-dollar increase in our global menswear and womenswear businesses, primarily driven by strong growth in our Lauren product line and the effects from the successful domestic launch of our Chaps for women product line; and

•	a $14 million decrease in revenues due to an unfavorable foreign currency effect relating to the strengthening of the U.S. dollar in comparison to the Euro during Fiscal 2006.

Retail net sales — For purposes of the discussion of retail operating performance below, we refer to the measure “comparable store sales”. Comparable store sales refers to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated or enlarged are also excluded from the calculation of comparable store sales until stores have been in their location for at least a full fiscal year. Comparable store sales information includes both Ralph Lauren stores and Club Monaco stores.

The increase in retail net sales primarily reflects:

•	an aggregate $74 million increase in comparable full-price and outlet store sales. This increase was driven by a 6.5% increase in comparable full-price store sales and a 6.3% increase in comparable outlet store sales. Excluding an unfavorable $4 million effect on revenues from foreign currency exchange rates, comparable full-price store sales increased 7.0% and comparable outlet store sales increased 6.6%.

•	a net increase in store count of eleven stores, to a total of 289 stores, as several new openings (including our new Rugby store chain) were offset by the closure of certain Club Monaco stores in the fourth quarter of Fiscal 2006; and

•	a $29 million increase in sales at Polo.com.

Licensing revenues —  Licensing revenues were essentially flat, as increased revenue from our international licensing business, and the domestic launch of the Chaps brand extensions for menswear and accessories offset the decreases in product licensing revenue resulting from our Fiscal 2006 purchase of the Footwear and Polo Jeans Businesses (now included as part of the Wholesale segment).

Cost of Goods Sold.  Cost of goods sold was $1,723.9 million for Fiscal 2006, compared to $1,620.9 million for Fiscal 2005. Expressed as a percentage of net revenues, cost of goods sold was 46.0% for Fiscal 2006, compared to 49.0% for Fiscal 2005. The reduction in cost of goods sold as a percentage of net revenues reflected a continued focus on sourcing efficiencies and reduced markdown activity as a result of better full-price sell-through of our products.

Gross Profit.  Gross profit was $2,022.4 million for Fiscal 2006, an increase of $337.9 million or 20% compared to $1,684.5 for Fiscal 2005. This increase reflected higher net sales, improved merchandise margins and sourcing efficiencies generally across our wholesale and retail businesses.

Gross profit as a percentage of net revenues increased to 54.0% in Fiscal 2006 compared to 51.0% in Fiscal 2005. This 300 basis point increase resulted primarily from the factors discussed above and a shift in mix from off-price to more full-price sales in our wholesale segment. While we expect to continue to realize margin expansion in the future, we expect the rate of expansion will be less in Fiscal 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $1,476.9 million for Fiscal 2006, an increase of $99.3 million or 7.2% compared to $1,377.6 million in Fiscal 2005.

SG&A expenses in Fiscal 2005 included a $100 million charge in connection with the Jones-Related Litigation. On a reported basis, SG&A as a percent of net revenues decreased to 39.5% from 41.7%. However, excluding the effect from the Fiscal 2005 Jones-Related Litigation charge, SG&A as a percentage of net revenues increased to 39.5% from 38.7%. Excluding the Fiscal 2005 Jones-Related Litigation charge, the $199 million increase in SG&A was primarily driven by:

•	higher payroll-related expenses of approximately $89 million principally relating to increased selling costs associated with higher retail sales and our worldwide retail store expansion, higher stock-based compensation charges associated with our strong operating performance and increasing stock price, and higher investment in infrastructure to support the ongoing growth of our businesses;

•	higher brand-related marketing and facilities costs to support the ongoing growth of our businesses;

•	higher depreciation costs of approximately $19 million in connection with our capital expenditures and global expansion; and

•	the inclusion of SG&A costs for our newly acquired Footwear and Polo Jeans Businesses, as well as the costs for the Childrenswear Business for a full year.

Amortization of Intangible Assets.  Amortization of intangible assets increased to $9.1 million in Fiscal 2006, compared to $3.4 million in Fiscal 2005. The increase related to higher amortization of intangible assets as part of the Childrenswear Business acquired in July 2004, the Footwear Business acquired in July 2005 and the Polo Jeans Business acquired in February 2006.

Impairments of Retail Assets.  Non-cash impairment charges of $10.8 million were recognized during Fiscal 2006 to reduce the carrying value of fixed assets used in certain of our retail stores, largely relating to our Club Monaco retail business that includes our Caban Concept and Club Monaco Factory Outlet stores. This impairment charge primarily related to lower-than-expected store performance and preceded the implementation in February 2006 of a plan to restructure these operations. A $1.5 million impairment charge also was recognized in Fiscal 2005 relating to Club Monaco retail stores.

Restructuring Charges.  Restructuring charges of $9.0 million were recognized in Fiscal 2006, compared to $2.3 million in Fiscal 2005. The Fiscal 2006 restructuring charge relates to the Club Monaco retail business and includes the intended closure of all five Club Monaco outlet stores and the intended disposal of all eight of Club Monaco’s Caban Concept stores. The Fiscal 2005 restructuring charge principally related to severance obligations incurred in connection with a consolidation of our European operations.

We expect to recognize an additional $2 million restructuring charge during the first quarter of Fiscal 2007 relating to Club Monaco’s Caban Concept stores. Such costs will be incurred pursuant to the Club Monaco Restructuring Plan, but are not recognizable until Fiscal 2007 in accordance with US GAAP because the leased space was still being used at the end of Fiscal 2006.

Operating Income.  Operating income increased $216.9 million to $516.6 million in Fiscal 2006, compared to $299.7 million in Fiscal 2005. Operating income for Fiscal 2005 was reduced by the $100 million Jones-Related Litigation charge. Operating income for our three business segments is provided below:

	Fiscal Years Ended
	April 1,	April 2,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Operating income:
Wholesale	$398.3	$299.7	$98.6	32.9%
Retail	140.0	82.8	57.2	69.1
Licensing	153.5	159.5	(6.0)	(3.8)

	691.8	542.0	149.8	27.6
Less: Unallocated corporate expense	(159.1)	(133.8)	(25.3)	18.9
Unallocated legal and restructuring charges	(16.1)	(108.5)	92.4	(85.2)

Operating income	$516.6	$299.7	$216.9	72.4%

Wholesale operating income increased by $98.6 million primarily as a result of higher sales and improved gross margin rates, partially offset by increases in SG&A expenses and higher amortization expenses associated with intangible assets recognized in acquisitions.

Retail operating income increased by $57.2 million primarily as a result of increased net sales and improved gross margin rates. These increases were partially offset by an increase in selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion, along with higher retail store impairment charges.

Licensing operating income decreased by $6.0 million primarily due to the loss of royalty income formerly collected in connection with the Footwear, Polo Jeans, and Childrenswear Businesses, which have now been acquired. This decrease was partially offset by improvements in our international licensing business.

Unallocated Corporate Expenses increased by $25.3 million primarily as a result of increases in brand-related marketing, payroll-related and facilities costs to support the ongoing growth of our businesses.

Unallocated Legal and Restructuring Charges.  Unallocated legal and restructuring charges decreased by $92.4 million in Fiscal 2006. The decrease primarily related to the absence in Fiscal 2006 of the $100 million Jones-Related Litigation charge recognized in Fiscal 2005, offset in part by higher restructuring charges of $6.7 million in Fiscal 2006 relating to the Club Monaco Restructuring Plan.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $5.7 million during Fiscal 2006, compared to a $6.1 million gain during Fiscal 2005. The increased losses in Fiscal 2006 primarily related to unfavorable foreign exchange movements associated with intercompany receivables and payables that were not of a long-term investment nature and were settled by our international subsidiaries. These gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense increased to $12.5 million in Fiscal 2006, compared to $11.0 million in Fiscal 2005. This increase was principally related to higher variable rates of interest paid during the year under our interest rate swap agreements that were subsequently terminated.

Interest Income.  Interest income increased to $13.7 million in Fiscal 2006, compared to $4.6 million in Fiscal 2005. This increase principally related to a higher level of excess cash reinvestment and higher interest rates on our investments during Fiscal 2006.

Equity in Income of Equity-Method Investees.  Equity in the income of equity-method investees decreased to $4.3 million in Fiscal 2006, compared to $6.4 million in Fiscal 2005. The decrease principally related to higher amortization in Fiscal 2006 of a basis difference associated with our 20% investment in Impact21, a company that holds the sublicenses for our men’s, women’s and jeans business in Japan.

Minority Interest Expense.  Minority interest expense increased to $13.5 million in Fiscal 2006, compared to $8.0 million in Fiscal 2005. The increase principally related to a higher allocation of income to the partners in our jointly owned RL Media venture as a result of its improved operating performance.

Provision for Income Taxes.  The provision for income taxes increased to $194.9 million in Fiscal 2006, compared to $107.4 million in Fiscal 2005. This is a result of an increase in our effective tax rate to 38.8% in Fiscal 2006 from 36.1% in Fiscal 2005 as well as the increase in pretax income. The increase in our effective tax rate principally resulted from the continued growth of our domestic wholesale and retail businesses, which led to a higher state tax impact.

Net Income.  Net income increased to $308.0 million in Fiscal 2006, compared to $190.4 million in Fiscal 2005. The $117.6 million increase in net income principally related to the $216.9 million increase in operating income previously discussed, including the effect of the $100 million Jones-Related Litigation charge recognized in Fiscal 2005. These benefits were offset in part by $11.8 million of higher foreign currency losses and higher taxes of $87.5 million.

Net Income Per Share.  Net income per diluted share increased to $2.87 in Fiscal 2006, compared to $1.83 in Fiscal 2005. Net income per basic share increased to $2.96 in Fiscal 2006, compared to $1.88 in Fiscal 2005. The improvement in per share results was due to the higher level of net income associated with our underlying operating performance and the absence of the $100 million Jones-Related Litigation charge recognized in Fiscal 2005, offset in part by higher dilution associated with higher average shares outstanding.

Fiscal 2005 Compared to Fiscal 2004

The following table summarizes our historical results of operations and expresses the percentage relationship to net revenues of our financial statement captions.

	Fiscal Years Ended
	April 2,	April 3,	April 2,	April 3,
	2005	2004	2005	2004
	(millions)

Net revenues	$3,305.4	$2,649.7	100.0%	100.0%
Cost of goods sold(a)	(1,620.9)	(1,326.4)	(49.0)	(50.1)

Gross profit	1,684.5	1,323.3	51.0	49.9

Selling, general and administrative expenses(a)	(1,377.6)	(1,031.5)	(41.7)	(39.0)
Amortization of intangible assets	(3.4)	(1.3)	(0.1)	—
Impairments of retail assets	(1.5)	—	—	—
Restructuring charges	(2.3)	(19.6)	(0.1)	(0.7)

Operating income	299.7	270.9	9.1	10.2

Foreign currency gains (losses)	6.1	(1.9)	0.2	(0.1)
Interest expense	(11.0)	(12.7)	(0.3)	(0.5)
Interest income	4.6	2.7	0.1	0.1
Equity in income of equity-method investees	6.4	5.5	0.2	0.2
Minority interest expense	(8.0)	(1.4)	(0.3)	—

Income before provision for income taxes	297.8	263.1	9.0	9.9
Provision for income taxes	(107.4)	(93.9)	(3.2)	(3.5)

Net income	$190.4	$169.2	5.8%	6.4%

Net income per common share — Basic	$1.88	$1.71

Net income per common share — Diluted	$1.83	$1.68

(a)	Includes total depreciation expense of $98.7 million and $84.3 million for Fiscal 2005 and Fiscal 2004, respectively.

Net Revenues.  Net revenues for Fiscal 2005 were $3,305.4 million, an increase of $655.7 million, compared to net revenues of $2,649.7 million for Fiscal 2004. Wholesale revenues increased by $501.7 million primarily as a result of the sale of Lauren and newly acquired Childrenswear products. The increase in net revenues was also caused by a $178.1 million increase in our retail segment as a result of our improved comparable retail store sales, continued store expansion and the favorable impact of the strengthening Euro. These increases were partially offset by decreased sales elsewhere in our wholesale business primarily driven by planned reductions in off-price sales in our global menswear and womenswear businesses. In addition, the increase in revenues was offset in part by lower licensing revenues due to the loss of Lauren and Ralph royalties from Jones. Net revenues for our business segments are provided below:

	Fiscal Years Ended
	April 2,	April 3,	Increase
	2005	2004	(Decrease)	% Change
	(millions)

Net revenues:
Wholesale	$1,712.1	$1,210.4	$501.7	41.4%
Retail	1,348.6	1,170.5	178.1	15.2
Licensing	244.7	268.8	(24.1)	(9.0)

Total net revenues	$3,305.4	$2,649.7	$655.7	24.7%

Wholesale net sales — the net increase primarily reflects:

•	an incremental increase from the Lauren line of $280.5 million in the current year due to the inclusion of a full year’s sales versus one quarter’s sales in the prior year associated with the shift in the Lauren line from a licensed business to a consolidated wholesale business;

•	the inclusion of sales from the newly acquired Childrenswear line of $180.2 million commencing July 2, 2004;

•	a $51.2 million decrease in the domestic men’s wholesale business, which resulted from a planned reduction in off-price sales and a reduction in spring sales due to a planned reduction of sales to lower margin customers; and

•	increases in the European wholesale business of approximately $37.4 million on a constant-dollar basis, as well as a $28.4 million favorable impact due to a stronger Euro in the current period.

Retail net sales — the increase primarily reflects:

•	an aggregate $48.7 million increase in comparable full-price and outlet store sales. This increase was driven by a 5.5% increase in comparable full-price store sales and a 3.9% increase in comparable outlet store sales. Excluding a favorable $10.8 million effect on revenues from foreign currency exchange rates and an extra week in Fiscal 2004, comparable full-price store sales increased 6.1% and comparable outlet store sales increased 4.9%.

•	the inclusion of $60.6 million of sales as a result of the consolidation of RL Media;

•	worldwide store expansion. During Fiscal 2005, the Company added 30 stores and closed 13 stores. Our total store count at April 2, 2005 was 278 stores, compared to 261 stores at April 3, 2004; and

•	the stronger Euro during Fiscal 2005, which accounted for approximately $14.7 million of the increase in net sales.

Licensing revenue — the net decrease primarily reflects:

•	the elimination of $34.6 million of royalties from our domestic licensing business due to the acquisition of the Childrenswear Business and a full year without royalties from the Lauren licensee; and

•	a $13 million increase in international licensing.

Cost of Goods Sold.  Cost of goods sold was $1,620.9 million for Fiscal 2005, compared to $1,326.4 million for Fiscal 2004. Expressed as a percentage of net revenues, cost of goods sold was 49.0% for Fiscal 2005, compared to 50.1% for Fiscal 2004. The reduction in cost of goods sold as a percentage of net revenues reflected our inventory management initiatives and reduced markdown activity.

Gross Profit.  Gross profit was $1,684.5 million for Fiscal 2005, an increase of $361.2 million or 27.3% compared to $1,323.3 million for Fiscal 2004. Gross profit as a percentage of net revenues increased to 51.0% from 49.9% primarily as a result of improved margins in our wholesale and retail businesses driven by reduced markdowns and our inventory management initiatives. Partially offsetting these improvements is the loss of licensing revenues from the Lauren and Childrenswear lines.

Selling, General and Administrative Expenses.  SG&A increased $346.1 million, or 33.6%, to $1,377.6 million during Fiscal 2005 from $1,031.5 million in Fiscal 2004. SG&A as a percent of net revenues increased to 41.7% from 39.0%. The increase in SG&A was primarily driven by:

•	legal charges of $100 million recorded in connection with Jones-Related Litigation and a charge of $6 million recorded in connection with a credit card matter.

•	higher selling salaries and related costs of $85 million, on a constant dollar basis, in connection with the increase in retail sales and worldwide store expansion.

•	approximately $20 million of the increase in SG&A was due to the impact of foreign currency exchange rate fluctuations, primarily as a result of the strengthening of the Euro during Fiscal 2005.

•	expenses of $30 million as a result of the consolidation of Ralph Lauren Media.

•	incremental expenses of $22 million associated with a full year’s activity in the Lauren wholesale business, exclusive of additional corporate and overhead expenses incurred and reduced royalty revenues received.

•	expenses of $38 million associated with the newly acquired Childrenswear Business.

Amortization of Intangible Assets.  Amortization of intangible assets increased to $3.4 million during Fiscal 2005, compared to $1.3 million during Fiscal 2005. The increase resulted from amortization of intangible assets as part of the Childrenswear Business acquired in July 2004.

Impairments of Retail Assets.  A non-cash impairment charge of $1.5 million was recognized during Fiscal 2005 to reduce the carrying value of fixed assets used in certain of our retail stores, largely relating to our Club Monaco brand. The impairment charge primarily related to lower-than-expected store performance.

Restructuring Charges.  We recorded restructuring charges of $2.3 million during Fiscal 2005, compared to restructuring charges of $19.6 million during Fiscal 2004. The Fiscal 2005 restructuring charge is primarily comprised of additional contract termination and severance costs related to the consolidation of our European business operations. The Fiscal 2004 restructuring charges related to a restructuring of our European operations, a restructuring of our retail operations and the closing of certain RRL retail stores.

Operating Income.  Operating income increased $28.8 million, or 10.6%, to $299.7 million in Fiscal 2005, compared to $270.9 million in Fiscal 2004. Operating income for Fiscal 2005 was reduced by the $100 million Jones-Related Litigation charge and a $6 million legal charge in connection with a credit card matter. Operating income for our three business segments is provided below:

	Fiscal Years Ended
	April 2,	April 3,	Increase
	2005	2004	(Decrease)	% Change
	(millions)

Operating income:
Wholesale	$299.7	$143.1	$156.6	109.4%
Retail	82.8	55.7	27.1	48.7
Licensing	159.5	191.6	(32.1)	(16.8)

	542.0	390.4	151.6	38.8
Less: Unallocated Corporate expense	(133.8)	(99.9)	(33.9)	(33.9)
Unallocated legal and restructuring charges	(108.5)	(19.6)	(88.9)	NM

Operating income	$299.7	$270.9	28.8	10.6%

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

Licensing income decreased primarily due to the loss of the Lauren and Childrenswear royalties. This decrease was partially offset by improvements in our international licensing business.

Unallocated Corporate Expenses increased primarily as a result of increased stock compensation expense and increased bonus accruals resulting from our increased operating performance.

Unallocated Legal and Restructuring Charges.  Unallocated legal and restructuring charges increased by $88.9 million in Fiscal 2005. The increase primarily related to the $100 million Jones-Related Litigation charge and $6 million credit card charge recognized in Fiscal 2005, offset in part by lower restructuring charges of $17.3 million in Fiscal 2005.

Foreign Currency (Gains) Losses.  The effect of foreign currency exchange rate fluctuations resulted in a gain of $6.1 million during Fiscal 2005, compared to a $1.9 million loss during Fiscal 2004. These gains are unrelated to the impact of changes in the value of the dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense decreased to $11.0 million in Fiscal 2005, compared to $12.7 million for Fiscal 2004. This decrease was due to the repayment of approximately $101 million of short-term borrowings during Fiscal 2004, as well as lower interest rates.

Interest Income.  Interest income increased to $4.6 million in Fiscal 2005, compared to $2.7 million in Fiscal 2004 primarily due to higher average balances of invested cash.

Equity in income of equity-method investees.  Equity in the income of equity-method investees increased to $6.4 million in Fiscal 2005, compared to $5.5 million in Fiscal 2004. The increase principally related to the improved operating performance of our 20% investment in Impact21, a company that holds the sublicenses for our men’s, women’s and jeans business in Japan.

Minority interest expense.  Minority interest expense increased to $8.0 million in Fiscal 2005, compared to $1.4 million in Fiscal 2004. The increase principally related to the allocation of income to the partners in our jointly owned RL Media venture, which was consolidated effective as of the end of Fiscal 2004.

Provision for Income Taxes.  The provision for income taxes increased to $107.4 million in Fiscal 2005, compared to $93.9 million in Fiscal 2004. This increase related to an increase in our effective tax rate to 36.1% in Fiscal 2005 from 35.7% in Fiscal 2004. The increase in our effective tax rate principally resulted from the continued growth of our domestic wholesale and retail businesses, which led to a higher state tax impact.

Net Income.  Net income increased to $190.4 million in Fiscal 2005, compared to $169.2 million in Fiscal 2004. The $21.2 million increase in net income principally related to the increase in operating income previously discussed, which was reduced by approximately $106 million of litigation-related charges.

Net Income Per Share.  Net income per diluted share increased to $1.83 in Fiscal 2005, compared to $1.68 in Fiscal 2004. Net income per basic share increased to $1.88 in Fiscal 2005, compared to $1.71 in Fiscal 2004. The improvement in per share results was due to the higher level of net income associated with our underlying operating performance, offset in part by higher dilution associated with higher average shares outstanding.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At April 1, 2006, the Company had $285.7 million of cash and cash equivalents, $280.4 million of debt (net cash of $5.3 million, defined as total cash and cash equivalents less total debt) and $2,049.6 million of stockholders’ equity. This compares to $350.5 million of cash and cash equivalents, $291.0 million of debt (net cash of $59.5 million) and $1,675.7 million of stockholders’ equity at April 2, 2005.

The decrease in our net cash position principally related to the use of approximately $159 million in cash to fund capital expenditures and approximately $480 million of cash primarily to fund the Polo Jeans and Footwear transactions. These funding requirements more than offset the strong growth in the Company’s operating cash flow. The increase in stockholders’ equity principally related to the Company’s strong earnings growth in Fiscal 2006.

Cash Flows

Fiscal 2006 Compared to Fiscal 2005

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to approximately $449 million during Fiscal 2006, compared to $382 million in Fiscal 2005. This $67 million increase in cash flow was driven primarily by an increase in net income and lower working capital requirements, offset, in part, by a $100 million payment to settle the Jones-Related Litigation.

Net Cash Used in Investing Activities.  Net cash used in investing activities was approximately $539 million in Fiscal 2006, compared to approximately $417 million in Fiscal 2005. The increase in cash used in investing activities principally related to acquisition-related activities. In Fiscal 2006, the Company used approximately $380 million primarily to fund the acquisition of the Polo Jeans Business and Footwear Business, whereas in Fiscal 2005, the Company used approximately $243 million principally to fund the acquisition of the Childrenswear Business. In addition, net cash used in investing activities included capital expenditures of $159 million in Fiscal 2006, compared to $174 million in Fiscal 2005.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was approximately $34 million in Fiscal 2006, compared to approximately $32 million in Fiscal 2005. The $2 million increase in cash provided by financing activities was primarily related to the settlement of an interest rate swap agreement and an increase in proceeds received from the exercise of stock options, partially offset by the cost associated with repurchases of common stock. The Company repurchased common stock under its common stock repurchase program at an aggregate cost of approximately $4 million in Fiscal 2006. The Company did not repurchase common stock under its common stock repurchase program in Fiscal 2005. Proceeds received from the exercise of stock options were $55 million in Fiscal 2006, compared to $53 million in Fiscal 2005. Cash dividends paid were $21 million in Fiscal 2006, compared to $22 million in Fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $382 million during Fiscal 2005, compared to approximately $214 million in Fiscal 2004. This $168 million increase in cash flow was driven by an increase in net income before the $100 million non-cash, Jones-Related Litigation charge and $102 million of non-cash, depreciation and amortization expense, offset in part by higher working capital requirements.

Net Cash Used in Investing Activities.  Net cash used in investing activities was approximately $417 million in Fiscal 2005, compared to approximately $135 million in Fiscal 2004. The increase of cash used in investing activities principally related to acquisition-related spending of $243 million in Fiscal 2005, which was substantially utilized in connection with the purchase of the Childrenswear Business. In addition, capital expenditures increased to $174 million in Fiscal 2005, compared to $126 million in Fiscal 2004.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was approximately $32 million in Fiscal 2005, compared to approximately $76 million of cash used in Fiscal 2004. Cash provided by financing activities during Fiscal 2005, consisted of the payment of $22 million in dividends, offset by proceeds of $53 million from the exercise of stock options. Cash used by financing activities during Fiscal 2004 primarily consisted of the net repayment of short-term borrowings of approximately $101 million and the payment of $15 million in dividends, partially offset by $39 million of proceeds from the exercise of stock options.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, which includes the approximate $200 million to be received in January 2007 under its new Eyewear Licensing Agreement, $450 million of availability under its credit facility, available cash and equivalents and other potential sources of financial capacity relating to its under-leveraged capital structure. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of shop-within-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases and other corporate activities. Management believes that the Company’s existing resources of cash will be sufficient to support its operating and capital requirements for the foreseeable future.

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no borrowings under its credit facility as of April 1, 2006. However, in the event of a material acquisition, settlement of a material contingency or a material adverse business development, the Company may need to draw on its credit facility or other potential sources of financing. Also, as discussed below, the Company currently intends to refinance its Euro debt obligations that mature in November 2006 during the first half of Fiscal 2007, subject to prevailing market conditions and its ability to refinance such debt obligations on acceptable terms.

Common Stock Repurchase Program

The Company currently has a common stock repurchase program that allows it to repurchase, from time to time, up to $100 million of Class A common stock. Share repurchases are subject to overall business and market conditions. The Company also had a pre-existing common stock repurchase program that expired at the end of Fiscal 2006. Under that pre-existing program, the Company repurchased 69.3 thousand shares of Class A common stock in Fiscal 2006 at a cost of approximately $4 million. No shares of Class A common stock were repurchased in Fiscal 2005 and Fiscal 2004.

Dividends

The Company intends to continue to pay regular quarterly dividends on its outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s results of operations, cash requirements, financial condition and other factors that the Board of Directors may deem relevant.

The Company declared a quarterly dividend of $0.05 per outstanding share in each quarter of Fiscal 2006 and Fiscal 2005. The aggregate amount of dividend payments was $21 million in Fiscal 2006, $22 million in Fiscal 2005 and $15 million in Fiscal 2004.

Debt and Covenant Compliance

Euro Debt

The Company has outstanding approximately €227 million principal amount of 6.125% notes that are due in November 2006 (the “Euro Debt”). The carrying value of the Euro Debt changes as a result of changes in Euro exchange rates and changes in its fair value associated with an interest-rate swap agreement that had been used until its termination in March 2006 as an effective hedge against changes in the fair value of the Euro Debt.

As of April 2, 2006, the carrying value of the Euro Debt was $280.4 million, compared to $291.0 million at April 2, 2005. The Company has the option to redeem the Euro Debt at any time prior to its scheduled maturity. The Company currently intends to refinance the Euro Debt during the first half of Fiscal 2007, subject to prevailing market conditions and its ability to refinance such debt obligations on acceptable terms.

Revolving Credit Facility

The Company has a credit facility (the “Credit Facility”) that currently provides for a $450 million revolving line of credit, which can be increased to up to $525 million if one or more new or existing lenders under the facility agree to increase their commitments. The credit facility also is used to support the issuance of letters of credit. As of April 1, 2006, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $46 million of outstanding letters of credit (primarily relating to inventory purchase commitments).

The Credit Facility expires on October 6, 2009. There are no mandatory reductions in borrowing availability throughout its term.

Borrowings under the Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (i) the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time and (ii) the weighted-average overnight Federal funds rate (as published by the Federal Reserve Bank of New York) plus 50 basis points or (b) a LIBOR rate in effect from time to time, as adjusted for the Federal Reserve Board’s Euro currency liabilities maximum reserve percentage. The applicable margin was 62.5 basis points as of the end of Fiscal 2006 and is subject to adjustment based on the Company’s credit ratings at the time of any borrowings.

In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate was 15 basis points as of the end of Fiscal 2006, and is subject to adjustment based on the Company’s credit ratings.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exemptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain certain financial covenants, consisting of (i) a minimum ratio of Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“EBITDAR”) to the sum of Consolidated Interest Expense and Consolidated Lease Expense and (ii) a maximum ratio of Adjusted Debt to EBITDAR, as such terms are defined in the Credit Facility. As of April 1, 2006, the Company was in compliance with all covenants under the Credit Facility.

Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenants described above. Additionally, the Credit Facility provides that an event of default will occur if

Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, and related entities fail to maintain a specified minimum percentage of the voting power of the Company’s common stock.

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company’s aggregate contractual obligations at April 1, 2006, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its $450 million credit facility or other potential sources of financing.

	Fiscal	Fiscal	Fiscal
	2007	2008-2009	2010-2011	Thereafter	Total
	(millions)

Euro debt	$280.4	$—	$—	$—	$280.4
Inventory purchase commitments	466.0	26.4	—	—	492.4
Capital leases	3.6	7.1	7.1	34.5	52.3
Operating leases	143.3	258.1	198.4	528.0	1,127.8
Deferred purchase price payments	3.4	3.3	—	—	6.7

Total	$896.7	$294.9	$205.5	$562.5	$1,959.6

The following is a description of the Company’s material, firmly committed contractual obligations as of April 1, 2006:

•	Euro Debt — represents the principal amount due at maturity of the Euro Debt on a U.S. dollar-equivalent basis. Amounts do not include any fair value adjustments, call premiums or interest payments.

•	Inventory Purchase Commitments — represents the Company’s legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices

•	Lease Obligations — represents the minimum lease rental payments under noncancelable leases for the Company’s real estate and operating equipment in various locations around the world. A significant portion of these lease obligations relate to the Company’s retail operations. Information has been presented separately for operating and capital leases. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties.

Refer to Note 15 to the audited financial statements included elsewhere herein for a description of the Company’s contingent commitments, primarily letters of credit, not included in the above table.

MARKET RISK MANAGEMENT

The Company has exposure to changes in foreign currency exchange rates relating to both the cash flows generated by its international operations and the fair value of its international operations, as well as exposure to changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, the Company uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative purposes. The following is a summary of the Company’s risk management strategies and the effect of those strategies on the Company’s financial statements.

Foreign Currency Risk Management

Foreign Currency Exchange Contracts

The Company enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce its risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the Euro and Yen, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two year period. In doing so, the Company uses foreign exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

At April 1, 2006, the Company had contracts for the sale of $90 million of foreign currencies at fixed rates. Of these $90 million of sales contracts, $22 million were for the sale of Euros and $68 million were for the sale of Japanese Yen. The fair value of the forward contracts was an unrealized loss of $2 million. At April 2, 2005, the Company had contracts for the sale of $224 million of foreign currencies at fixed rates. Of these $224 million of sales contracts, $124 million were for the sale of Euros and $100 million were for the sale of Japanese Yen. The fair value of the forward contracts was an unrealized loss of $7 million.

The Company records foreign currency exchange contracts at fair value in its balance sheets and designated these derivative instruments as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (“FAS 133”). As such, the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then either recognized in income in the period in which the related royalties being hedged are received, or in the case of inventory purchases, recognized as part of the cost of the inventory being hedged when sold. However, to the extent that any of these foreign currency exchange contracts are not considered to be 100% effective in offsetting the change in the value of the royalties or inventory purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts is immediately recognized in income. No significant gains or losses relating to ineffective hedges were recognized in any period.

The Company had deferred net losses on foreign currency exchange contracts in the amount of approximately $1 million at the end of Fiscal 2006, less than half of which is expected to be recognized in earnings in Fiscal 2007. Net losses on foreign currency exchange contracts in the amount of approximately $6 million were deferred at the end of Fiscal 2005. The Company recognized net losses on foreign currency exchange contracts in earnings of $5 million for Fiscal 2006 and $11 million for Fiscal 2005.

Based on the foreign currency exchange contracts outstanding at April 1, 2006, a 10% devaluation of the U.S. dollar as compared to the level of foreign currency exchange rates for currencies under contract at April 1, 2006 would result in approximately $9 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $9 million of net unrealized gains. Because the foreign currency exchange contracts are designated as cash flow hedges of forecasted transactions, the unrealized loss or gain as a result of a 10% devaluation or appreciation would be largely offset by changes in the underlying hedged items.

Hedge of a Net Investment in Certain European Subsidiaries

The Company has outstanding approximately €227.0 million principal amount of Euro Debt. The entire principal amount of the Euro Debt has been designated as a fair-value hedge of the Company’s net investment in certain of its European subsidiaries in accordance with FAS 133. As required by FAS 133, the changes in fair value of a derivative instrument that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation are reported in the same manner as a translation adjustment under FASB Statement No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the Euro Debt resulting from changes in the Euro exchange rate are reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company recorded gains (losses) in stockholders’ equity on the translation of the Euro Debt to U.S. dollars in the amount of approximately $4 million for Fiscal 2006, $(18) million for Fiscal 2005 and $(31) million for Fiscal 2004.

Interest Rate Risk Management

Historically, the Company has used floating-rate interest rate swap agreements to hedge changes in the fair value of its fixed-rate Euro Debt. These interest rate swap agreements, which effectively converted fixed interest rate payments on the Company’s Euro Debt to a floating-rate basis, were designated as a fair value hedge in accordance with FAS 133. The Company had interest rate swap agreements on the amount of approximately

€205 million notional amount of indebtness as of the end of Fiscal 2005, but all of such swap agreements were terminated in March 2006. No other interest rate swap agreements were held as of the end of Fiscal 2006.

As a fair value hedge, the Company records interest rate swap agreements at fair value in its balance sheet. Changes in fair value of the interest rate swap agreements are offset in earnings against changes in the fair value of the underlying portion of the Euro Debt being hedged. In accordance with FAS 133, the Company has assumed no hedge ineffectiveness as the terms of the interest rate swaps mirrored the terms of the Euro debt.

In connection with the termination of these interest rate swap agreements in Fiscal 2006, the Company received a net settlement of approximately $5 million. Such amount has been reflected as an increase in the carrying value of the Euro Debt and will be recognized as an adjustment to interest expense (similar to the accounting for a debt premium) over the remaining maturity of the Euro Debt.

At April 1, 2006, the Company had no variable-rate debt outstanding. As such, the Company’s exposure to changes in interest rates primarily related to its fixed-rate Euro Debt. At April 1, 2006, the carrying value of the Euro Debt was $280.4 million and the fair value was $279.9 million. A 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the Euro Debt by approximately $0.4 million. Such potential increases or decreases are based on certain simplifying assumptions, including no changes in euro currency exchange rates and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

CRITICAL ACCOUNTING POLICIES

The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results, and requires significant judgment and estimates on the part of management in its application. The Company believes that the following list represents its critical accounting policies as contemplated by FRR 60. For a summary of all of the Company’s significant accounting policies, see Notes 3 and 4 to the audited financial statements included elsewhere herein.

Sales Allowances and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating the portion of revenues and related receivables that are not realizable. In particular, wholesale revenue is reduced by estimates of returns, discounts, end-of-season markdown allowances and operational chargebacks. Retail revenue, including e-commerce sales, also is reduced by estimates of returns.

In determining estimates of returns, discounts, end-of-season markdown allowances and operational chargebacks, management analyzes historical trends, seasonal results, current economic and market conditions and retailer performance. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are included, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and a receivables aging analysis that determines the percentage of receivables that has historically been uncollected by aged category. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible.

See “Accounts Receivable” under Note 3 to the audited financial statements included elsewhere herein for an analysis of the activity in the Company’s reserves for sales allowances and uncollectible accounts for each of the three fiscal years ended April 1, 2006.

Inventories

The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including its own retail stores. The Company also holds retail inventory that is sold in its own stores directly to consumers. Wholesale and retail inventories are stated at lower of cost or estimated realizable value. Cost for wholesale inventories is determined using the first-in, first-out (“FIFO”) method and cost for retail inventories is determined on a moving-average cost basis.

The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing product, as well as all fashion product. Estimated realizable value of distressed inventory is determined based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/ refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of any net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Significant judgment is required in determining the worldwide provision for income taxes. That is, in the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes those reserves based upon management’s assessment of the exposure associated with permanent tax differences and tax credits. In addition, valuation allowances are established when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Tax reserves and valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

Purchase Accounting

The Company accounts for its business acquisitions under the purchase method of accounting. As such, the total cost of acquisitions is allocated to the underlying net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

In addition, in connection with its recent business acquisitions, the Company has settled certain pre-existing relationships. These pre-existing relationships include licensing agreements and litigation in the case of the acquisition of the Polo Jeans Business. In accordance with EITF 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination,” the Company is required to allocate the aggregate consideration exchanged in these transactions between the value of the business acquired and the value of the settlement of the pre-existing relationship in proportion to estimates of their respective fair values. If the terms of the pre-existing relationship were determined to not be reflective of market, a settlement gain or loss would be recognized in earnings. Accordingly, significant judgment is required to determine the respective fair values of the business acquired and the value of the settlement of the pre-existing relationship. The Company has historically utilized independent valuation firms to assist in the determination of fair value.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”). Under FAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).

In accordance with FAS 142, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FAS 144. To the extent the estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value.

There have been no impairment losses recorded in connection with the assessment of the recoverability of goodwill and other intangible assets during any of the three fiscal years ended April 1, 2006.

Impairment of Other Long-Lived Assets

In accordance with FAS 144, the recoverability of the carrying values of other long-lived assets, such as property and equipment, is evaluated whenever events or changes in circumstances indicate that such values may be impaired. In evaluating a long-lived asset for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

In determining future cash flows, the Company takes various factors into account, including changes in merchandising strategy, the impact of more experienced retail store managers, the impact of increased local advertising and the emphasis on retail store cost controls. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations.

The Company recognized impairment charges on retail fixed assets in the amounts of approximately $11 million for Fiscal 2006 and $2 million for Fiscal 2005. No impairment charges were recognized in Fiscal 2004.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s exposure to market risk, see “Market Risk Management” in MD&A presented elsewhere herein.

Item 8.	Financial Statements and Supplementary Data

See the “Index to Consolidated Financial Statements” appearing at the end of this report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the fiscal year end covered by this annual report due to the tax-related material weakness in the Company’s internal control over financial reporting described below in management’s report on internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that, as of April 1, 2006, the Company did not maintain effective internal control over financial reporting as there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements with respect to income taxes would not be prevented or detected, on a timely basis, by Company employees in the normal course of performing their assigned functions.

This control deficiency, which management first determined to be a material weakness under the Public Company Accounting Oversight Board’s Auditing Standard No. 2 in its Annual Report on Form 10-K for the fiscal year ended April 2, 2005, largely related to inadequate internal tax resources for a sufficient period of time, lack of formal training for tax personnel and inadequate controls and procedures over the tax accounting process to complete a comprehensive and timely review of the income tax accounts and required tax footnote disclosures. Because this material weakness was not fully remediated as of the end of Fiscal 2006, our management believes that, as of April 1, 2006, we did not maintain effective internal control over financial reporting based on the COSO criteria.

The Company’s assessment of its internal control over financial reporting did not include an evaluation of the internal controls of its Footwear Business and Polo Jeans Business, which were acquired during Fiscal 2006. Accordingly, the Company’s conclusion regarding the effectiveness of its internal controls over financial reporting does not extend to the internal controls of such businesses. In the aggregate, the Footwear Business and Polo Jeans Business represented 14.7% of the total consolidated assets, 2.6% of total consolidated revenues and 1.5% of total consolidated operating income of the Company as of and for the fiscal year ended April 1, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of April 1, 2006 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

(c) Changes in internal controls over financial reporting

Financial Closing and Reporting Process

In the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2005, management reported that it had identified a material weakness in its financial closing and reporting process. This material weakness was attributable to an inadequate number of accounting personnel with sufficient training. The accounting resource issue contributed to (i) an inadequate review and analysis of select account balances and (ii) the lack of resolution of unusual or reconciling items in a timely manner.

Since that time, the Company has taken steps to remediate the material weakness noted in its financial closing and reporting process. These steps included, but were not limited to, (i) the hiring of a new Vice President and Corporate Controller in September 2005, (ii) the upgrade and expansion of technical accounting resources in the Corporate financial closing and reporting group, along with its divisions, (iii) improved internal training, development and communication of accounting standards across the Company and (iv) improved quarterly review procedures. Accordingly, since these controls were in place for a sufficient period of time and the operating effectiveness of internal controls over the financial closing and reporting process was tested during the fourth quarter of Fiscal 2006, management believes that the material weakness in the financial closing and reporting process identified earlier in the year was remediated as of April 1, 2006.

Income Tax Accounting Process

In its assessment of internal control over financial reporting included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005, management reported that it had identified a material weakness in its income tax accounting process in accordance with the Public Company Accounting Oversight Board’s Auditing Standard No. 2. Management’s remediation plan, which was implemented in Fiscal 2006, included (i) the upgrade and expansion of internal tax staff with appropriate qualifications and training in accounting for income taxes, (ii) instituting formal training of tax personnel, (iii) reviewing income tax accounting processes and implementing changes, including technology enhancements, in order to strengthen the design and operation in internal controls and (iv) developing and implementing policies to ensure that all significant tax accounts are properly reconciled on a timely basis and that all tax calculations supporting the amounts reflected in our financial statements are accurate.

During Fiscal 2006, the Company made progress in its remediation efforts. In particular, the Company hired a new Vice President of Taxes in the first quarter of Fiscal 2006 and reorganized the tax department later in the year. The reorganization led to the addition of seven new tax professionals, substantially all of whom joined the Company during the fourth quarter of Fiscal 2006. With the new tax team assembled, the Company conducted a review of its income tax accounting processes and identified additional areas for process improvement and strengthening of controls.

Although certain improvements and controls were implemented, the delay in upgrading tax resources related to competitive market conditions for the recruitment of tax accounting talent impeded the Company’s efforts to fully execute its tax remediation plan. As such, management concluded that its planned improved controls over tax accounting either had not been completely implemented or had not been operating effectively for a sufficient period of time in order to reduce the likelihood to remote that a material misstatement in its income tax accounts would occur. The Company intends to continue to implement process and system improvements, policies and stronger controls over tax accounting in Fiscal 2007 in accordance with its remediation plan.

Except for the matters described above, there were no changes during the fourth quarter of Fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information relating to our directors will be set forth under the captions “(Proposal 1) ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE — Independent Committees of the Board” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Company’s proxy statement for it’s 2006 annual meeting of stockholders to be filed within 120 days after April 1, 2006 (“the Proxy Statement”) and is incorporated by reference herein. Information relating to our executive officers is set forth in Item I of this report on Form 10-K under the caption “Executive Officers”.

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

Equity Compensation Plan Information at April 1, 2006.

The following table sets forth information as of April 1, 2006 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

	(a)		(b)		(c)
	Numbers of				Number of Securities
	Securities				Remaining Available for
	to be Issued upon				Future Issuance Under
	Exercise of				Equity Compensation
	Outstanding		Weighted-Average		Plans (Excluding
	Options, Warrants		Exercise Price of		Securities Reflected in
Plan Category	and Rights		Outstanding Options ($)		Column (a))

Equity compensation plans approved by security holders	9,809,555	(1)	$28.68	(2)	7,534,766	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	9,809,555		$28.68		7,534,766

(1)	Consists of 8,266,268 options to purchase shares of our Class A Common Stock and 1,363,287 restricted stock units that are payable solely in shares of Class A Common Stock. Does not include 180,000 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of the outstanding stock options. No exercise price is payable with respect to the outstanding restricted stock units.

(3)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan or 1997 stock option plan for non-employee directors. An additional 180,000 outstanding shares of restricted stock granted under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan that remain subject to forfeiture are not reflected in column (c).

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.,	2. Financial Statements and Schedules. See index on Page F-1.

3. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-24733) (the “S-1”))*
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the S-1)*
10.1	Polo Ralph Lauren Corporation 1997 Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.2 to the S-1)*†
10.2	Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*
10.3	U.S.A. Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, and Cosmair, Inc., and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.4 to the S-1)*
10.4	Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky Lauren and Mark N. Kaplan, as Licensor, and Cosmair, Inc., as Licensee, and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the S-1)*
10.5	Foreign Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, as Licensor, and L’Oreal S.A., as Licensee, and letter Agreements related thereto dated January 1, 1985, September 16, 1994 and October 25, 1994** (filed as Exhibit 10.6 to the S-1)*
10.6	Restated Foreign License Agreement, dated January 1, 1985, between The Polo/ Lauren Company, as Licensor, and L’Oreal S.A., as Licensee, Letter Agreement related thereto dated January 1, 1985, and Supplementary Agreement thereto, dated October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.7	Amendment, dated November 27, 1992, to Foreign Design and Consulting Agreement and Restated Foreign License Agreement** (filed as Exhibit 10.8 to the S-1)*
10.8	Fiscal and Paying Agency Agreement dated November 22, 1999, among Polo Ralph Lauren Corporation, its subsidiary guarantors and The Bank of New York, as fiscal and principal paying agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended January 1, 2000)*
10.9	Form of Indemnification Agreement between Polo Ralph Lauren Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.10	Amended and Restated Employment Agreement, effective as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2002)*†
10.11	Amended and Restated Employment Agreement, dated as of June 17, 2003, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 28, 2003)*†
10.12	Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005 (the “Fiscal 2005 10-K”))*†
10.13	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.15 to the Fiscal 2005 10-K)*†
10.14	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan as Amended as of August 14, 2003 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 27, 2003)*†
10.15	Amendment No. 1, dated July 1, 2004, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 2, 2004)*†
10.16	Restricted Stock Unit Award Agreement, dated as of July 1, 2004, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.18 to the Fiscal 2005 10-K)*†
10.17	Restricted Stock Award Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.19 to the Fiscal 2005 10-K)*†
10.18	Non-Qualified Stock Option Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.20 to the Fiscal 2005 10-K)*†
10.19	Deferred Compensation Agreement, dated as of September 19, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.21 to the Fiscal 2005 10-K)*†

Exhibit
Number	Description

10.20	Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) dated March 25, 2004 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.21	Amendment No. 1, dated as of July 2, 2004, to Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.22	Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (the “Stock Incentive Plan”) (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)*†
10.23	Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the Stock Incentive Plan (filed as Exhibit 10.25 to the Fiscal 2005 10-K)*†
10.24	Stock Option Award Overview — U.S. containing the standard terms of stock option award under the Stock Incentive Plan (filed as Exhibit 10.26 to the Fiscal 2005 10-K)*†
10.25	Credit Agreement, dated as of October 6, 2004, by and among the Company, JP Morgan Chase Bank, as Administrative Agent, The Bank of New York, Fleet National Bank, SunTrust Bank and Wachovia Bank National Association, as Syndication Agents, J.P.Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, and a Syndicate of Lending Banks (filed as Exhibit 99.1 to the Company’s Form 8-K dated October 6, 2004)*†
10.26	Employment Agreement, dated as of September 4, 2004, between Polo Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended October 2, 2004)*†
10.27	Employment Agreement, dated January 3, 2005, between Polo Ralph Lauren Corporation and Tracey T. Travis (filed as Exhibit 10.1 to the Company’s 10-Q for the quarter ended January 1, 2005))*†
10.28	Employment Agreement, effective as of April 3, 2005, between Polo Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended July 2, 2005)*†
10.29	Consulting Agreement, dated as of March 25, 2002, between Polo Ralph Lauren Corporation and Arnold H. Aronson (filed as Exhibit 10.34 to the Fiscal 2002 10-K)*†
10.30	Cross Default and Term Extension Agreement, dated May 11, 1998, among PRL USA, Inc., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co., Inc. (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 28, 2002)*
10.31	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended December 31, 2005)* †
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Fiscal 2003 Form 10-K)*
21.1	List of Significant Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)
31.2	Certification of Tracey T. Travis required by 17 CFR 240.13a-14(a)
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Tracey T. Travis Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

*	Incorporated herein by reference.

†	Management contract or compensatory plan or arrangement.

**	Portions of Exhibits 10.3-10.9 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2006.

POLO RALPH LAUREN CORPORATION

By:	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Senior Vice President of Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RALPH LAUREN Ralph Lauren	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2006

/s/ ROGER N. FARAH Roger N. Farah	President, Chief Operating Officer and Director	June 14, 2006

/s/ TRACEY T. TRAVIS Tracey T. Travis	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2006

/s/ ARNOLD H. ARONSON Arnold H. Aronson	Director	June 14, 2006

/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	June 14, 2006

/s/ DR. JOYCE F. BROWN Dr. Joyce F. Brown	Director	June 14, 2006

/s/ JOEL L. FLEISHMAN Joel L. Fleishman	Director	June 14, 2006

/s/ JUDITH A. MCHALE Judith A. McHale	Director	June 14, 2006

/s/ STEVEN P. MURPHY Steven P. Murphy	Director	June 14, 2006

/s/ TERRY S. SEMEL Terry S. Semel	Director	June 14, 2006

POLO RALPH LAUREN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 1,	April 2,
	2006	2005
	(millions)

ASSETS
Current assets:
Cash and cash equivalents	$285.7	$350.5
Accounts receivable, net of allowances of $115.0 and $111.0 million	484.2	455.7
Inventories	485.5	430.1
Deferred tax assets	32.4	74.8
Prepaid expenses and other	90.7	102.7

Total current assets	1,378.5	1,413.8
Property and equipment, net	548.8	487.9
Deferred tax assets	—	36.0
Goodwill	699.7	558.9
Intangible assets, net	258.5	47.0
Other assets	203.2	183.1

Total assets	$3,088.7	$2,726.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202.2	$184.4
Income tax payable	46.6	72.1
Accrued expenses and other	314.3	365.9
Current maturities of debt	280.4	—

Total current liabilities	843.5	622.4
Long-term debt	—	291.0
Deferred tax liabilities	20.8	—
Other non-current liabilities	174.8	137.6

Total liabilities	1,039.1	1,051.0

Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 66.4 and 64.0 million shares issued; 62.1 and 59.8 million shares outstanding	0.7	0.7
Class B common stock, par value $0.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	783.6	664.3
Retained earnings	1,379.2	1,090.3
Treasury stock, Class A, at cost (4.3 and 4.2 million shares)	(87.1)	(80.0)
Accumulated other comprehensive income	15.5	29.9
Unearned compensation	(42.7)	(29.9)

Total stockholders’ equity	2,049.6	1,675.7

Total liabilities and stockholders’ equity	$3,088.7	$2,726.7

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions, except per share data)

Net sales	$3,501.1	$3,060.7	$2,380.9
Licensing revenue	245.2	244.7	268.8

Net revenues	3,746.3	3,305.4	2,649.7
Cost of goods sold(a)	(1,723.9)	(1,620.9)	(1,326.4)

Gross profit	2,022.4	1,684.5	1,323.3

Other costs and expenses:
Selling, general and administrative expenses(a)	(1,476.9)	(1,377.6)	(1,031.5)
Amortization of intangible assets	(9.1)	(3.4)	(1.3)
Impairments of retail assets	(10.8)	(1.5)	—
Restructuring charges	(9.0)	(2.3)	(19.6)

Total other costs and expenses	(1,505.8)	(1,384.8)	(1,052.4)

Operating income	516.6	299.7	270.9
Foreign currency gains (losses)	(5.7)	6.1	(1.9)
Interest expense	(12.5)	(11.0)	(12.7)
Interest income	13.7	4.6	2.7
Equity in income of equity-method investees	4.3	6.4	5.5
Minority interest expense	(13.5)	(8.0)	(1.4)

Income before provision for income taxes	502.9	297.8	263.1
Provision for income taxes	(194.9)	(107.4)	(93.9)

Net income	$308.0	$190.4	$169.2

Net income per common share:
Basic	$2.96	$1.88	$1.71

Diluted	$2.87	$1.83	$1.68

Weighted-average common shares outstanding:
Basic	104.2	101.5	99.0

Diluted	107.2	104.1	101.0

Dividends declared per common share	$0.20	$0.20	$0.20

(a) Includes total depreciation expense of:	$(117.9)	$(98.7)	$(84.3)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Cash flows from operating activities:
Net income	$308.0	$190.4	$169.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	127.0	102.1	85.6
Deferred income tax expense (benefit)	35.5	10.1	(5.1)
Minority interest expense	13.5	8.0	1.4
Equity in the income of equity-method investees	(4.3)	(6.4)	(5.5)
Non-cash stock compensation expense	26.6	12.9	4.1
Non-cash impairments of retail assets	10.8	1.5	—
Non-cash Jones-Related Litigation charge	—	100.0	—
Non-cash provision for bad debt expense	1.2	6.0	2.6
Loss on disposal of property and equipment	5.7	7.7	7.4
Non-cash foreign currency losses (gains)	5.3	(11.6)	(4.4)
Non-cash restructuring charges	4.5	—	19.6
Changes in operating assets and liabilities:
Accounts receivable	(19.2)	(16.1)	(56.6)
Inventories	3.8	(23.5)	14.1
Accounts payable and accrued liabilities	39.1	(44.5)	47.1
Settlement of Jones – Related Litigation	(100.0)	—	—
Other balance sheet changes	(8.4)	45.4	(65.9)

Net cash provided by operating activities	449.1	382.0	213.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	(380.6)	(243.3)	(17.1)
Consolidation of RL Media cash	—	—	8.9
Capital expenditures	(158.6)	(174.1)	(126.3)

Net cash used in investing activities	(539.2)	(417.4)	(134.5)

Cash flows from financing activities:
Payments of capital lease obligations	(2.2)	—	—
Payments of debt	—	—	(101.0)
Payments of dividends	(20.8)	(21.7)	(14.8)
Repurchases of common stock	(3.8)	—	—
Proceeds from exercise of stock options	55.2	53.2	39.4
Termination of interest rate swap agreement	5.1	—	—

Net cash provided by (used in) financing activities	33.5	31.5	(76.4)

Effect of exchange rate changes on cash and cash equivalents	(8.2)	2.1	6.0

Net increase (decrease) in cash and cash equivalents	(64.8)	(1.8)	8.7
Cash and cash equivalents at beginning of period	350.5	352.3	343.6

Cash and cash equivalents at end of period	$285.7	$350.5	$352.3

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional		Treasury Stock,		Other
	Common Stock		Paid-In	Retained	at cost		Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Compensation	Total
	(millions)

Balance at March 29, 2003	102.8	$1.0	$504.7	$772.3	4.1	$(77.9)	$11.7	$(6.2)	$1,205.6
Comprehensive income:
Net income				169.2
Foreign currency translation adjustments							43.8
Net realized and unrealized losses on derivative financial instruments							(32.4)
Total comprehensive income									180.6
Cash dividends				(19.9)					(19.9)
Repurchases of common stock					0.1	(1.1)			(1.1)
Shares issued and equity grants made pursuant to stock compensation plans(a)	2.0	0.1	58.8					(8.6)	50.3

Balance at April 3, 2004	104.8	$1.1	$563.5	$921.6	4.2	$(79.0)	$23.1	$(14.8)	$1,415.5
Comprehensive income:
Net income				190.4
Foreign currency translation adjustments							11.3
Net realized and unrealized losses on derivative financial instruments							(4.5)
Total comprehensive income									197.2
Cash dividends				(21.7)					(21.7)
Repurchases of common stock						(1.0)			(1.0)
Shares issued and equity grants made pursuant to stock compensation plans(a)	2.5		100.8					(15.1)	85.7

Balance at April 2, 2005	107.3	$1.1	$664.3	$1,090.3	4.2	$(80.0)	$29.9	$(29.9)	$1,675.7
Comprehensive income:
Net income				308.0
Foreign currency translation adjustments							(24.1)
Net realized and unrealized losses on derivative financial instruments							9.7
Total comprehensive income									293.6
Cash dividends				(19.6)					(19.6)
Repurchases of common stock					0.1	(7.1)			(7.1)
Shares issued and equity grants made pursuant to stock compensation plans(a)	2.4		119.3					(12.8)	106.5
Other				0.5					0.5

Balance at April 1, 2006	109.7	$1.1	$783.6	$1,379.2	4.3	$(87.1)	$15.5	$(42.7)	$2,049.6

(a)	Includes income tax benefits relating to the exercise of employee stock options of approximately $6 million in Fiscal 2004, $19 million in Fiscal 2005 and $22 million in Fiscal 2006.

See accompanying notes.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Polo Ralph Lauren Corporation (“PRLC”) is a global leader in the design, marketing and distribution of premium lifestyle products. PRLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. PRLC’s brand names include Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, RLX, Ralph Lauren, Blue Label, Lauren, RL, Rugby, Chaps and Club Monaco, among others. PRLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its interests into three business segments: Wholesale, Retail and Licensing. Through those interests, the Company designs, licenses, contracts for the manufacture of, markets and distributes men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. The Company’s wholesale sales are principally to major department and specialty stores located throughout the United States and Europe. The Company also sells directly to consumers through full-price and factory retail stores located throughout the United States, Canada, Europe, South America and Asia, and through its jointly owned retail internet site located at www.polo.com. In addition, the Company often licenses the right to third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as eyewear and fragrances, in specified geographic areas.

2.	Basis of Presentation

Basis of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). In particular, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), the Company consolidates (a) Polo Ralph Lauren Japan Corporation (“PRL Japan”, formerly known as New Polo Japan, Inc.), a 50% -owned venture, and (b) Ralph Lauren Media, LLC (“RL Media”), a 50%-owned venture with NBC Universal, Inc. and an affiliated company (collectively, “NBC”). RL Media conducts the Company’s e-commerce initiatives through a jointly owned internet site known as Polo.com.

All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to March 31. As such, all references to “Fiscal 2006” represent the 52-week fiscal year ending April 1, 2006, references to “Fiscal 2005” represent the 52-week fiscal year ended April 2, 2005 and references to “Fiscal 2004” represent the 53-week fiscal year ended April 3, 2004.

The financial position and operating results of the Company’s consolidated 50% interest in PRL Japan are reported on a one-month lag. Similarly, prior to the fourth quarter of Fiscal 2006, the financial position and operating results of RL Media were reported on a three-month lag. During the fourth quarter of Fiscal 2006, RL Media changed its fiscal year, which was formerly on a calendar-year basis, to conform with the Company’s fiscal-year basis. In connection with this change, the three-month reporting lag for RL Media was eliminated. Accordingly, the Company’s operating results for Fiscal 2006 include the operating results of RL Media for the 52-week consecutive period ended April 1, 2006. The net effect from this change in RL Media’s fiscal year was not material and has been reflected in retained earnings as a component of stockholders’ equity.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include reserves for customer returns, discounts, end-of-season markdown allowances and operational chargebacks; reserves for the realizability of inventory; reserves for litigation matters; impairments of long-lived tangible and intangible assets; useful lives to determine depreciation and amortization expense; accounting for income taxes; the valuation of stock-based compensation; and accounting for business combinations under the purchase method of accounting.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenue within the Company’s wholesale segment is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdown allowances and operational chargebacks. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown allowances are based on historical trends, seasonal results, an evaluation of current economic and market conditions, and retailer performance. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company’s jointly owned retail internet site known as Polo.com is recognized upon delivery and receipt of the shipment by our customers. Such revenue also is reduced by an estimate of returns.

Licensing revenue is initially recognized based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of actual sales and royalty data received from our licensees.

Cost of Goods Sold and Selling Expenses

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, as well as reserves for shrinkage and inventory obsolescence. The costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in selling, general and administrative expenses (“SG&A”).

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the accompanying consolidated statements of operations. Shipping and handling costs incurred approximated $91 million, $70 million and $61 million in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. Shipping and handling charges billed to customers are included in revenues.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs,” advertising costs, including the costs to produce advertising, are expensed upon the first time that the advertisement is exhibited. Costs of out-of-store advertising paid to wholesale customers under cooperative advertising programs are expensed as an advertising cost if both the identified advertising benefit is sufficiently separable from the purchase of the Company’s products by customers and the fair value of such benefit is measurable. Costs of in-store advertising paid to wholesale customers under cooperative advertising programs are not included in advertising costs, but are reflected as a reduction of revenues since the benefits are not sufficiently separable from the purchases of the Company’s products by customers.

Advertising expense amounted to approximately $166 million for Fiscal 2006, $127 million for Fiscal 2005 and $112 million for Fiscal 2004. Deferred advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $4 million and $5 million at the end of Fiscal 2006 and Fiscal 2005, respectively.

Foreign Currency Translation and Transactions

The financial position and operating results of foreign operations are primarily consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or loses are included in the accompanying consolidated statement of stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature also are included in this component of stockholders’ equity.

The Company also recognizes gains and losses on foreign currency transactions that are denominated in a currency other than the foreign entity’s functional currency. Foreign currency transaction gains and losses also include amounts realized on the settlement of intercompany loans with foreign subsidiaries that are either short term or were previously of a long-term investment nature and deferred as a component of stockholders’ equity. Foreign currency transaction gains and losses are recognized in earnings and are separately disclosed in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statement of stockholders’ equity, consists of net income (loss) and other gains and losses affecting equity that, under US GAAP, are excluded from net income (loss). The components of other comprehensive income (loss) for the Company primarily consist of foreign currency translation gains and losses and deferred gains and losses on hedging instruments, such as foreign currency exchange contracts and changes in the fair value of the Company’s Euro-denominated debt issuance that is designated as a hedge of the fair value of the Company’s net investment in certain of its European subsidiaries.

Net Income Per Common Share

Net income per common share is determined in accordance with FASB Statement No. 128, “Earnings per Share” (“FAS 128”). Under the provisions of FAS 128, basic net income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of the Company’s Class A and Class B Common Stock. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Basic shares	104.2	101.5	99.0
Dilutive effect of stock options, restricted stock and restricted stock units	3.0	2.6	2.0

Diluted shares	107.2	104.1	101.0

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and, therefore, not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the satisfaction of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions are satisfied prior to the end of the reporting period. As of April 1, 2006, there was an aggregate of 765 thousand additional shares issuable upon the exercise of anti-dilutive options and the vesting of performance-based restricted stock units that were excluded from the diluted share calculation.

Stock-Based Compensation

Through the end of Fiscal 2006, the Company used the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and had adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”). Accordingly, no compensation cost has been recognized for fixed stock option grants. Had compensation costs for the Company’s stock option grants been determined

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the fair value at the grant dates of such awards in accordance with FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions, except per share data)

Net income as reported	$308.0	$190.4	$169.2
Add: Stock-based compensation expense included in net income, net of tax	16.2	8.2	2.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(29.3)	(21.8)	(19.1)

Pro forma net income	$294.9	$176.8	$152.7

Net income per common share as reported:
Basic	$2.96	$1.88	$1.71
Diluted	$2.87	$1.83	$1.68
Pro forma net income per common share:
Basic	$2.83	$1.74	$1.54
Diluted	$2.76	$1.70	$1.51

See Note 18 for a description of the assumptions used in determining the fair value of stock-based compensation awards under the Black-Scholes valuation model. In addition, see Note 4 for a discussion of the adoption of FASB Statement No. 123R, “Share-Based Payment,” (“FAS 123R”), effective in Fiscal 2007, which requires compensation cost to be recognized for all stock-based compensation awards granted, modified or settled on or after April 2, 2006.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, including investments in debt securities. Investments in debt securities are diversified among high-credit quality securities in accordance with our risk-management policies, and primarily include commercial paper and money market funds.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable, net, as shown in the Company’s consolidated balance sheets, is net of certain reserves and allowances. These reserves and allowances consist of (a) reserves for returns, discounts, end-of-season markdown allowances and operational chargebacks and (b) allowances for doubtful accounts. These reserves and allowances are discussed in further detail below.

A reserve for trade discounts is determined based on open invoices where trade discounts have been extended to customers, and is treated as a reduction of revenue.

Estimated end-of-season markdown allowances are included as a reduction of revenue. These provisions are based on retail sales performance, seasonal negotiations with customers, historical deduction trends and an evaluation of current market conditions.

A reserve for operational chargebacks represents various deductions by customers relating to individual shipments. This reserve, net of expected recoveries, is included as a reduction of revenue. The reserve is based on chargebacks received as of the date of the financial statements and past experience. Costs associated with potential returns of products also are included as a reduction of revenues. These return reserves are based on current

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information regarding retail performance, historical experience and an evaluation of current market conditions. The Company’s historical estimates of these operational chargeback and return costs have not differed materially from actual results.

A rollforward of the activity for each of the three fiscal years ended April 1, 2006 in the Company’s reserves for returns, discounts, end-of-season markdown allowances and operational chargebacks is presented below:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Beginning reserve balance	$100.0	$90.3	$48.4
Amounts charged against revenue to increase reserve	302.6	265.3	213.7
Amounts credited against customer accounts to decrease reserve	(294.1)	(256.7)	(171.8)
Foreign currency translation	(1.0)	1.1	—

Ending reserve balance	$107.5	$100.0	$90.3

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. A rollforward of the activity for each of the three fiscal years ended April 1, 2006 in the Company’s allowances for doubtful accounts is presented below:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Beginning reserve balance	$11.0	$7.0	$6.4
Amount charged to expense to increase reserve	1.2	6.0	2.6
Amount written off against customer accounts to decrease reserve	(4.3)	(2.1)	(2.0)
Foreign currency translation	(0.4)	0.1	—

Ending reserve balance	$7.5	$11.0	$7.0

Concentration of Credit Risk

In the wholesale business, the Company has three key department-store customers that generate significant sales volume. For Fiscal 2006, each of these customers contributed a range of 15% to 18% of all wholesale revenues, and approximately 50% in the aggregate.

Inventories

The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including its own retail stores. The Company also holds retail inventory that is sold in its own stores directly to consumers. Wholesale and retail inventories are stated at lower of cost or estimated realizable value. Cost for wholesale inventories is determined using the first-in, first-out (“FIFO”) method and cost for retail inventories is determined on a moving-average cost basis.

The Company continually evaluates the composition of its inventories assessing slow-turning, ongoing (specially made for Retail) product, as well as all fashion product. Estimated realizable value of distressed inventory is determined based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

Investments

Investments in companies in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when the Company owns between 20% and 50% of the investee. However, as a matter of policy, if the Company had a greater than 50% ownership interest in an investee and the minority shareholders held certain rights that allowed them to participate in the day-to-day operations of the business, the Company would also use the equity method of accounting.

Under the equity method, only the Company’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only the Company’s share of the investee’s earnings (losses) is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

Investments in companies in which the Company does not have a controlling interest, or is unable to exert significant influence, are accounted for at market value if the investments are publicly traded and there are no resale restrictions greater than one year (“available-for-sale investments”). If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost.

The Company’s only significant investment is a 20% equity interest in Impact21 Co., Ltd. (“Impact21”). Impact21 is a public company and holds the sublicenses for the Company’s men’s, women’s and jeans businesses in Japan. The Company accounts for its interest in Impact21 using the equity method of accounting, which is included in other assets in the accompanying consolidated balance sheets.

Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets. As of the end of Fiscal 2006, estimated useful lives were periods of up to seven years for furniture, fixtures, computer systems and equipment; periods for up to ten years for machinery and equipment; and periods of up to forty years for buildings and building improvements. Leasehold improvements are depreciated over periods equal to the shorter of the estimated useful lives of the assets and the life of the lease.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”). Under FAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).

In evaluating long-lived assets for recoverability, including finite-lived intangibles and property and equipment, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FAS 144. To the extent that estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Officers’ Life Insurance

The Company maintains several whole-life and a few split-dollar life insurance policies for its senior executives. Whole life policies are recorded at their cash-surrender value in the accompanying consolidated balance sheet. Split-dollar policies are recorded at the lesser of their cash-surrender value or premiums paid to date. As of the end of Fiscal 2006 and Fiscal 2005, amounts classified in other assets in the accompanying consolidated balance sheets relating to officers’ life insurance policies were $52 million and $51 million, respectively.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/ refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between US GAAP and tax reporting. Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Significant judgment is required in determining the worldwide provision for income taxes. That is, in the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes those reserves based upon management’s assessment of the exposure associated with permanent tax differences and tax credits. In addition, valuation allowances are established when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. Tax reserves and valuation allowances are analyzed periodically and adjusted as events occur or circumstances change that warrant adjustments to those balances.

Deferred Rent Obligations

Rent expense under noncancelable operating leases with scheduled rent increases and landlord incentives are accounted for on a straight-line basis over the lease term beginning with the effective lease commencement date. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred liability. As of the end of Fiscal 2006 and Fiscal 2005, unamortized deferred rent obligations classified in other non-current liabilities in the accompanying consolidated balance sheets were approximately $85 million and $74 million, respectively.

Derivatives and Financial Instruments

The Company accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in stockholders’ equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to fixed-rate debt, investments in other entities accounted for using the equity method of accounting and other financial instruments. However, other than differences in the fair value of fixed-rate debt as disclosed in Note 13, these differences were not significant at April 1, 2006 and April 2, 2005. The fair value of financial instruments generally is determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

For cash flow reporting purposes, the Company classifies proceeds received or paid upon the settlement of a derivative financial instrument in the same manner as the item being hedged.

4.	Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the FASB issued FAS 123R and, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides implementation guidance for companies to use in their adoption of FAS 123R. FAS 123R supersedes both APB 25, which permitted the use of the intrinsic-value method in accounting for stock-based compensation, and FAS 123, which allowed companies applying APB 25 to just disclose in their financial statements the pro forma effect on net income from applying the fair-value method of accounting for stock-based compensation.

Under FAS 123R, all forms of share-based payments to employees, including stock options, would be treated as compensation and recognized in the statement of operations based on their fair value at the date of grant for awards that actually vest. This standard is effective for awards granted, modified or settled by the Company beginning on April 2, 2006. The Company has historically accounted for stock-based compensation under APB 25 and has adopted FAS 123R effective as of Fiscal 2007 under the modified prospective transition method.

The adoption of FAS 123R is expected to have a significant future impact on the Company’s reported net income and earnings per share. See “Stock-Based Compensation” under Note 3 for the pro forma impact of applying the fair-value method of accounting for all stock-based compensation awards in accordance with the provisions of FAS 123.

Other Recently Issued Accounting Standards

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

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides clarification regarding the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditioned on a future event. The Company adopted the provisions of FIN 47 during Fiscal 2006. The application of FIN 47 did not have a material effect on the Company’s financial statements.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“FAS 151”). FAS 151 clarifies standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. FAS 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect FAS 151 to have a material effect on its financial statements.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Acquisitions

Acquisition of Polo Jeans Business

On February 3, 2006, the Company acquired from Jones Apparel Group, Inc. and subsidiaries (“Jones”) all of the issued and outstanding shares of capital stock of Sun Apparel, Inc., the Company’s licensee for men’s and women’s casual apparel and sportswear in the United States and Canada (the “Polo Jeans Business”). The acquisition cost was approximately $260 million, including $5 million of transaction costs. The purchase price is subject to certain post-closing adjustments. In addition, simultaneous with the transaction, the Company settled all claims under its litigation with Jones for $100 million (see Note 15).

The Company determined that the terms of the pre-existing licensing relationship were reflective of market. However, because the Company simultaneously purchased a business and settled all pre-existing litigation, the aggregate consideration exchanged was required to be allocated for accounting purposes in proportion to the underlying fair values of the legal settlement and the Polo Jeans Business acquired. Based on the arm’s-length negotiation with Jones, the Company determined that the fair value of the legal settlement was $100 million, which equaled the amount of a litigation reserve initially established by the Company during Fiscal 2005. The remaining $255 million of consideration exchanged was allocated to the Polo Jeans Business based on valuation analyses prepared by an independent valuation firm.

The results of operations for the Polo Jeans Business have been consolidated in the Company’s results of operations commencing February 4, 2006. In addition, the purchase price has been allocated on a preliminary basis as follows: inventory of $36 million; finite-lived intangible assets of $159 million (consisting of the re-acquired license of $97 million, customer relationships of $57 million and order backlog of $5 million); goodwill of $129 million; and deferred tax and other liabilities, net, of $64 million. Other than inventory, Jones retained the right to all working capital balances on the date of closing.

The Company is in the process of completing its assessment of the underlying fair value of assets acquired and liabilities assumed. As a result, the purchase price allocation to the underlying net assets is subject to change. The Company has entered into a transition services agreement with Jones to provide a variety of operational, financial and information systems services over a period of six to twelve months.

Acquisition of Footwear Business

On July 15, 2005, the Company acquired from Reebok International, Ltd. (“Reebok”) all of the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc., the Company’s global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok (collectively, the “Footwear Business”). The acquisition cost was approximately $112 million in cash, including $2 million of transaction costs. In addition, Reebok and certain of its affiliates entered into a transition services agreement with the Company to provide a variety of operational, financial and information systems services over a period of twelve to eighteen months.

The Company determined that the terms of the pre-existing licensing relationship were reflective of market. As such, based on valuation analyses prepared by an independent valuation firm, the Company allocated all of the consideration exchanged to the purchase of the Footwear Business and no settlement gain or loss was recognized in connection with the transaction.

The results of operations for the Footwear Business for the period are included in the consolidated results of operations commencing July 16, 2005. In addition, the accompanying consolidated financial statements include the following preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values: trade receivables of $17 million; inventory of $26 million; finite-lived intangible assets of $62 million (consisting of the footwear license at $38 million, customer relationships at $23 million and order backlog at $1 million); goodwill of $20 million; other assets of $1 million; and liabilities of $14 million.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is in the process of completing its assessment of the underlying fair value of assets acquired and liabilities assumed. As a result, the purchase price allocation to the underlying net assets is subject to change.

Acquisition of Childrenswear Business

On July 2, 2004, the Company acquired certain assets and assumed certain liabilities of RL Childrenswear Company, LLC, the Company’s licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler, girls and boys clothing in the United States, Canada and Mexico (the “Childrenswear Business”). The purchase price was approximately $264 million, including transaction costs, deferred payments of $15 million payable over the three years after the acquisition date and $5 million of contingent payments. The contingent payments were conditional on certain sales targets being attained and, during Fiscal 2005, the Company recognized the obligation with a corresponding increase in goodwill because it became probable that the sales targets would be attained. As of the end of Fiscal 2006, $13 million of the deferred and conditional payments were made and the remaining portion of approximately $7 million of deferred and conditional payments were classified as a component of current liabilities ($4 million) and other non-current liabilities ($3 million) in the accompanying consolidated balance sheets.

The results of operations for the Childrenswear Business for the period are included in the Company’s consolidated results of operations commencing July 2, 2004. In addition, the accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values: inventory of $27 million; property and equipment of $8 million; finite-lived intangible assets, of $32 million (consisting of non-compete agreements of $2 million and customer relationships of $30 million); other assets of $1 million; goodwill of $208 million and liabilities of $12 million.

6.	Inventories

Inventories consist of the following:

	April 1,	April 2,
	2006	2005
	(millions)

Raw materials	$6.0	$5.3
Work-in-process	22.0	8.3
Finished goods	457.5	416.5

	$485.5	$430.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment, net, consist of the following:

	April 1,	April 2,
	2006	2005
	(millions)

Land and improvements	$9.9	$9.9
Buildings	41.4	19.0
Furniture and fixtures	408.4	373.3
Machinery and equipment	320.3	245.9
Leasehold improvements	493.1	451.3

	1,273.1	1,099.4
Less accumulated depreciation	(724.3)	(611.5)

	$548.8	$487.9

As discussed in Note 3, the Company periodically evaluates the recoverability of the carrying value of fixed assets whenever events or changes in circumstances indicate that the assets’ values may be impaired. During Fiscal 2006, the Company recorded impairment charges of approximately $10.8 million to reduce the carrying value of fixed assets, primarily relating to its Club Monaco retail business, including its Caban Concept and Factory Outlet stores. This impairment charge primarily related to lower-than-expected store performance and preceded the Company’s implementation in February 2006 of a plan to restructure these operations. In measuring the amount of the impairment, fair value was determined based on discounted expected cash flows. See Note 11 for a discussion of the Club Monaco restructuring plan and related charges.

The Company recorded a similar $1.5 million retail store impairment charge during Fiscal 2005.

8.	Goodwill and Other Intangible Assets

As discussed in Note 3, the Company accounts for goodwill and other intangible assets in accordance with FAS 142. Under FAS 142, goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are subject to annual impairment testing. Finite-lived intangible assets continue to be amortized over their respective useful lives. Based on the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets in each of Fiscal 2006, Fiscal 2005 and Fiscal 2004, no impairment charges were deemed necessary.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The following analysis details the changes in goodwill for each reportable segment during Fiscal 2006 and Fiscal 2005:

	Wholesale	Retail	Licensing	Total
	(millions)

Balance at April 3, 2004	$151.1	$74.0	$116.5	$341.6
Acquisition-related activity(a)	209.6	—	—	209.6
Other adjustments(b)	7.2	0.5	—	7.7

Balance at April 2, 2005	$367.9	$74.5	$116.5	$558.9
Acquisition-related activity(a)	149.0	1.2	—	150.2
Other adjustments(b)	(9.1)	(0.3)	—	(9.4)

Balance at April 1, 2006	$507.8	$75.4	$116.5	$699.7

(a)	Acquisition-related activity primarily includes the acquisition of the Childrenswear Business in Fiscal 2005, and the acquisitions of the Footwear Business and Polo Jeans Business in Fiscal 2006.

(b)	Other adjustments principally include changes in foreign currency exchange rates.

Other Intangible Assets

Other intangible assets consist of the following:

	April 1, 2006			April 2, 2005
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amort.	Net	Amount	Amort.	Net
	(millions)

Intangible assets subject to amortization:
Re-acquired licensed trademarks	$144.5	$(5.0)	$139.5	$17.4	$(3.1)	$14.3
Non-compete agreements	2.5	(1.5)	1.0	2.5	(0.6)	1.9
Customer relationships	110.2	(3.4)	106.8	29.9	(0.9)	29.0
Other	4.9	(1.6)	3.3	0.4	(0.1)	0.3

Total intangible assets subject to amortization	262.1	(11.5)	250.6	50.2	(4.7)	$45.5
Intangible assets not subject to amortization:
Trademarks and brands	7.9	—	7.9	1.5	—	1.5

Total other intangible assets	$270.0	$(11.5)	$258.5	$51.7	$(4.7)	$47.0

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization

Based on the amount of intangible assets subject to amortization at April  1, 2006, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization
Expense
(millions)

Fiscal 2007	$15.5
Fiscal 2008	11.9
Fiscal 2009	11.7
Fiscal 2010	11.7
Fiscal 2011	11.5
Thereafter	188.3

$250.6

The expected amortization expense above reflects estimated useful lives assigned to the Company’s finite-lived intangible assets as follows: re-acquired licensed trademarks of 10 to 25 years; non-compete agreements of 3 years; and customer relationships of 5 to 25 years.

9.	Other Non-Current Assets

Other non-current assets consist of the following:

	April 1,	April 2,
	2006	2005
	(millions)

Equity-method investments	$63.6	$62.0
Officers’ life insurance	51.8	51.2
Other non-current assets	87.8	69.9

	$203.2	$183.1

10.	Other Current and Non-Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 1,	April 2,
	2006	2005
	(millions)

Accrued operating expenses	$238.3	$192.2
Accrued litigation and claims reserves	0.3	106.2
Accrued payroll and benefits	71.8	61.7
Accrued restructuring charges	3.9	5.8

	$314.3	$365.9

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other non-current liabilities consist of the following:

	April 1,	April 2,
	2006	2005
	(millions)

Capital lease obligations	$24.2	$1.9
Deferred rent obligations	84.7	74.1
Minority interest	17.9	9.4
Other	48.0	52.2

	$174.8	$137.6

11.	Restructuring Liabilities

The Company has recorded restructuring liabilities over the past few years relating to various cost-savings initiatives, as well as certain of its acquisitions. In accordance with US GAAP, restructuring costs incurred in connection with an acquisition are capitalized as part of the purchase accounting for the transaction. Such acquisition-related restructuring costs were not material in any period. However, all costs for non-acquisition related restructuring initiatives are required to be expensed either in the period they were incurred or committed to, in accordance with US GAAP. A description of the nature of significant non-acquisition related restructuring activities and related costs is presented below.

Fiscal 2006 Restructuring

During the fourth quarter of Fiscal 2006, the Company committed to a plan to restructure the Company’s Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory outlet stores and the intention to dispose of by sale or closure all eight of Club Monaco’s Caban Concept Stores (collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, an aggregate restructuring-related charge of $12 million was recognized in Fiscal 2006. This charge consisted of (a) a $3 million writedown of inventory to estimated net realizable value, which has been classified as a component of cost of goods sold in the accompanying consolidated statements of operations, (b) a $5 million writedown of fixed and other net assets, which has been classified as a component of restructuring charges in the accompanying consolidated statements of operations and (c) the recognition of a $4 million liability relating to lease termination costs, which has been classified as a component of restructuring charges in the accompanying consolidated statements of operations. The lease termination costs are expected to be paid by the end of Fiscal 2007.

In addition, during its first quarter of Fiscal 2007, the Company expects to recognize an additional $2 million restructuring charge relating to Club Monaco’s Caban Concept stores. Such costs will be incurred pursuant to the Club Monaco Restructuring Plan, but are not recognizable until Fiscal 2007 in accordance with US GAAP because the leased space was still being used at the end of Fiscal 2006.

Fiscal 2005 Restructurings

During Fiscal 2005, the Company incurred approximately $2 million of restructuring costs, principally relating to severance obligations in connection with its European operations. Such obligations were substantially paid by the end of Fiscal 2006, and the charge was classified as a component of restructuring charges in the accompanying consolidated statements of operations.

Fiscal 2004 Restructurings

During Fiscal 2004, the Company incurred approximately $19 million of restructuring costs. These restructuring costs consisted of (a) approximately $8 million of mostly severance-related costs associated with a European restructuring, (b) approximately $10 million of lease-related costs associated with a retail restructuring and

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) approximately $1 million of lease-related costs associated with the closing of certain RRL retail stores. Such amounts were substantially paid by the end of Fiscal 2006, and the charge was classified as a component of restructuring charges in the accompanying consolidated statements of operations.

12.	Income Taxes

Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Domestic	$396.9	$154.8	$201.5
Foreign	106.0	143.0	61.6

Total	$502.9	$297.8	$263.1

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Current:
Federal(a)	$118.0	$102.0	$81.8
State and local(a)	14.9	17.3	4.1
Foreign	26.4	16.1	10.5

	159.3	135.4	96.4

Deferred:
Federal	24.3	(33.6)	(5.4)
State and local	11.8	2.4	(1.0)
Foreign	(0.5)	3.2	3.9

	35.6	(28.0)	(2.5)

Total tax provision	$194.9	$107.4	$93.9

(a)	Excludes federal, state and local tax benefits of $22 million in Fiscal 2006, $19 million in Fiscal 2005 and $6 million in Fiscal 2004 resulting from the exercise of employee stock options. Such amounts were credited to additional paid-in-capital as a component of stockholders’ equity.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Provision for income taxes at the U.S. federal statutory rate	$176.0	$104.2	$92.1
Increase (decrease) due to:
State and local income taxes, net of federal benefit	17.4	12.8	2.0
Foreign income taxed at different rates, net of U.S. foreign tax credits	(5.6)	(12.0)	5.3
Other	7.1	2.4	(5.5)

Total income tax provision (benefit)	$194.9	$107.4	$93.9

Significant components of the Company’s net deferred tax assets are as follows:

	April 1,	April 2,
	2006	2005
	(millions)

Current deferred tax assets (liabilities):
Receivable allowances and reserves	$18.3	$24.2
Uniform inventory capitalization	8.3	6.6
Employee benefits and compensation	2.6	2.2
Restructuring reserves and other accrued expenses	7.4	42.9
Other	(3.3)	(1.1)
Valuation allowance	(0.9)	—

Net current deferred tax assets (liabilities)	32.4	74.8

Non-current deferred tax assets (liabilities):
Property, plant and equipment	19.9	2.8
Goodwill and other intangible assets	(88.3)	(17.7)
Net operating losses carryforwards	12.8	24.6
Cumulative translation adjustment and hedges	21.2	17.7
Deferred compensation	25.8	15.4
Other	(3.6)	10.1
Valuation allowance	(8.6)	(16.9)

Net non-current deferred tax assets (liabilities)	(20.8)	36.0

Net deferred tax assets (liabilities)	$11.6	$110.8

We have available federal, state and foreign net operating loss carryforwards of approximately $2 million, $16 million and $6 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2007. The utilization of the federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382, which applies following certain changes in ownership of the entity generating the loss carryforward.

Also, we have available state and foreign net operating loss carryforwards of approximately $22 million and $24 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been recorded since we do not believe that we will more likely than not be able to utilize these carryforwards to offset future taxable income. Additionally, we have recorded a valuation allowance against certain other deferred tax assets relating to our foreign operations. Subsequent recognition of these deferred tax assets, as well as a portion of the foreign net operating loss carrryforwards, would result in an income tax benefit in the year of such recognition. These valuation allowances have been recorded because management has determined that it is more likely than not that such tax benefits will not be realized.

Provision has not been made for United States or additional foreign taxes on approximately $222 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC, a subsidiary or a United States affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. We believe that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by United States foreign tax credits.

The American Jobs Creation Act of 2004 (the “Jobs Act”) included a special one-time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (the “Repatriation Provision”), provided that specified conditions and restrictions are satisfied, including a requirement that the foreign repatriated earnings are invested in the U.S. pursuant to a domestic reinvestment plan. The Company has evaluated the impacts of the Repatriation Provision, and has decided to continue to reinvest their foreign earnings in investments outside the U.S.

The Company is periodically examined by various federal, state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. We regularly consider the likelihood of assessments in each of the taxing jurisdictions and have established tax allowances which represent management’s best estimate of the potential assessments. The resolution of tax matters could differ from the amount reserved. While that difference could be material to the result of operations and cash flows for any affected reporting period, it is not expected to have a material impact on consolidated financial position or consolidated liquidity

13.	Debt

Debt consists of the following:

	April 1,	April 2,
	2006	2005
	(millions)

Revolving credit facility	$—	$—
6.125% Euro-denominated notes due November 2006	280.4	291.0

Total debt	280.4	291.0
Less current maturities of debt	(280.4)	—

Total long-term debt	$—	$291.0

Euro Debt

The Company has outstanding approximately €227 million principal amount of 6.125% notes that are due in November 2006 (the “Euro Debt”). The carrying value of the Euro Debt changes as a result of changes in Euro exchange rates and changes in its fair value associated with an interest-rate swap agreement that had been used as an effective hedge against changes in the fair value of the Euro Debt (see Note 14)

In the event of certain developments involving United States withholding taxes or changes in information reporting requirements, the Euro Debt may be redeemed in whole at any time at their principal amount, together with interest accrued to the date fixed for redemption. The Company also has the option to redeem the Euro Debt at any time at a price based on the sum of the present values on the remaining scheduled redemption dates, using a

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discount rate based on the midmarket annual yield to maturity of the German Government Bund 6.25% due April 2006, or, if that security is no longer outstanding, a similar security in the reasonable judgment of an independent valuation firm, of the then remaining scheduled payments of principal and interest on the Euro Debt to be redeemed, plus accrued interest. The redemption price will in no event be less than 100% of the principal amount of the Euro Debt to be redeemed.

Revolving Credit Facility

The Company has a credit facility (the “Credit Facility”) that currently provides for a $450 million revolving line of credit, which can be increased to up to $525 million if one or more new or existing lenders under the facility agree to increase their commitments. The credit facility also is used to support the issuance of letters of credit. As of April 1, 2006, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $46 million of outstanding letters of credit (primarily relating to inventory purchase commitments).

The Credit Facility expires on October 6, 2009. There are no mandatory reductions in borrowing availability throughout its term.

Borrowings under the Credit Facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (i) the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time and (ii) the weighted-average overnight federal funds rate (as published by the Federal Reserve Bank of New York) plus 50 basis points or (b) a LIBOR rate in effect from time to time, as adjusted for the Federal Reserve Board’s Euro currency liabilities maximum reserve percentage. The applicable margin was 62.5 basis points as of the end of Fiscal 2006 and is subject to adjustment based on the Company’s credit ratings at the time of any borrowings.

In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate was 15 basis points as of the end of Fiscal 2006, and is subject to adjustment based on the Company’s credit ratings.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exemptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain certain financial covenants, consisting of (i) a minimum ratio of Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“EBITDAR”) to the sum of Consolidated Interest Expense and Consolidated Lease Expense and (ii) a maximum ratio of Adjusted Debt to EBITDAR, as such terms are defined in the Credit Facility. As of April 1, 2006, the Company was in compliance with all covenants under the Credit Facility.

Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenants described above. Additionally, the Credit Facility provides that an event of default will occur if Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, and related entities fail to maintain a specified minimum percentage of the voting power of the Company’s common stock.

Fair Value of Debt

Based on the level of market interest rates prevailing at April 1, 2006, the fair value of the Company’s fixed-rate debt approximated its carrying value. At April 2, 2005, the fair value of the Company’s fixed-rate debt exceeded

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its carrying value by approximately $16 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

14.	Derivative Financial Instruments

The Company has exposure to changes in foreign currency exchange rates relating to both the cash flows generated by its international operations and the fair value of its foreign operations, as well as exposure to changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, the Company uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative purposes. The following is a summary of the Company’s risk management strategies and the effect of those strategies on the Company’s financial statements.

Foreign Currency Risk Management

Foreign Currency Exchange Contracts

The Company enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce its risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the Euro and the Japanese Yen, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two year period. In doing so, the Company uses foreign exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

At April 1, 2006, the Company had contracts for the sale of $90 million of foreign currencies at fixed rates. Of these $90 million of sales contracts, $22 million were for the sale of Euros and $68 million were for the sale of Japanese Yen. The fair value of the forward contracts was an unrealized loss of $2 million. At April 2, 2005, the Company had contracts for the sale of $224 million of foreign currencies at fixed rates. Of these $224 million of sales contracts, $124 million were for the sale of Euros and $100 million were for the sale of Japanese Yen. The fair value of the forward contracts was an unrealized loss of $7 million.

The Company records foreign currency exchange contracts at fair value in its balance sheet and designated these derivative instruments as cash flow hedges in accordance with FAS 133. As such, the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then either recognized in income in the period in which the related royalties being hedged are received, or in the case of inventory purchases, recognized as part of the cost of the inventory being hedged when sold. However, to the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties or inventory purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in earnings. No significant gains or losses relating to ineffective hedges were recognized in any period.

The Company had deferred net losses on foreign currency exchange contracts in the amount of approximately $1 million at the end of Fiscal 2006, less than half of which is expected to be recognized in earnings in Fiscal 2007. Net losses on foreign currency exchange contracts in the amount of approximately $6 million were deferred at the end of Fiscal 2005. The Company recognized net losses on foreign currency exchange contracts in earnings of $5 million for Fiscal 2006 and $11 million for Fiscal 2005.

Hedge of a Net Investment in Certain European Subsidiaries

The Company has outstanding approximately €227.0 million principal amount of Euro Debt. The entire principal amount of the Euro Debt has been designated as a fair-value hedge of the Company’s net investment in certain of its European subsidiaries in accordance with FAS 133. As required by FAS 133, the changes in fair value of a derivative instrument that is designated as, and is effective as, an economic hedge of the net investment in a

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign operation are reported in the same manner as a translation adjustment under FASB Statement No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the Euro Debt resulting from changes in the Euro exchange rate are reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company recorded gains (losses) in stockholders’ equity on the translation of the Euro Debt to U.S. dollars in the amount of approximately $4 million for Fiscal 2006, $(18) million for Fiscal 2005 and $(31) million for Fiscal 2004.

Interest Rate Risk Management

Historically, the Company has used floating-rate interest rate swap agreements to hedge changes in the fair value of its fixed-rate Euro Debt. These interest rate swap agreements, which effectively converted fixed interest rate payments on the Company’s Euro Debt to a floating-rate basis, were designated as a fair value hedge in accordance with FAS 133. The Company had interest rate swap agreements on the amount of approximately €205 million notional amount of indebtness as of the end of Fiscal 2005, but all of such swap agreements were terminated in March 2006. No other interest rate swap agreements were held as of the end of Fiscal 2006.

As a fair value hedge, the Company records interest rate swap agreements at fair value in its balance sheet. Changes in fair value of the interest rate swap agreements are offset in earnings against changes in the fair value of the underlying portion of the Euro Debt being hedged. In accordance with FAS 133, the Company had assumed no hedge ineffectiveness as the terms of the interest rate swaps mirrored the terms of the Euro debt.

In connection with the termination of these interest rate swap agreements in Fiscal 2006, the Company received a net settlement of approximately $5 million. Such amount has been reflected as an increase in the carrying value of the Euro Debt and will be recognized as an adjustment to interest expense (similar to the accounting for a debt premium) over the remaining maturity of the Euro Debt.

Credit Risk

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Credit risk related to derivative financial instruments is considered low because the agreements are entered into with strong creditworthy counterparties.

15.	Commitments and Contingencies

Leases

The Company operates its retail stores under various leasing arrangements. The Company also occupies various office and warehouse facilities and uses certain equipment under many lease agreements. Such leasing arrangements are accounted for in accordance with US GAAP as either an operating lease or a capital lease. In this context, capital leases include leases whereby the Company is considered to have the substantive risks of ownership during construction of a leased property pursuant to the provisions of EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). Information on the Company’s operating and capital leasing activities is set forth below.

Operating Leases

The Company is typically required to make minimum rental payments and often contingent rental payments under its operating leases. Substantially all outlet and full-price retail store leases provide for contingent rentals based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Rent expense, net of sublease income which was not significant, was $137 million in Fiscal 2006, $128 million in Fiscal 2005 and $108 million in Fiscal 2004. Such amounts include contingent rental charges of $12 million in Fiscal 2006, $10 million in Fiscal 2005 and $8 million in Fiscal 2004. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to the leased real estate properties.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At April 1, 2006, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Annual Minimum
Operating Lease
Payment(a)
(millions)

Fiscal 2007	$143.3
Fiscal 2008	134.0
Fiscal 2009	124.1
Fiscal 2010	110.7
Fiscal 2011	87.7
Thereafter	528.0

Total	$1,127.8

(a)	Net of sublease income, which is not significant in any period.

Capital Leases

Assets under capital leases amounted to $32 million at the end of Fiscal 2006 and $9 million at the end of Fiscal 2005. Such assets are classified within property and equipment in the accompanying consolidated balance sheets. At April 1, 2006, future minimum rental payments under noncancelable capital leases with lease terms in excess of one year were as follows:

Annual Minimum
Capital Lease
Payment(a)
(millions)

Fiscal 2007	$3.6
Fiscal 2008	3.5
Fiscal 2009	3.5
Fiscal 2010	3.5
Fiscal 2011	3.5
Thereafter	34.7

Total	$52.3

(a)	Net of sublease income, which is not significant in any period.

Employment Agreements

We have employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

Other Commitments

Other off-balance sheet firm commitments, which include outstanding letters of credit, amounted to approximately $55 million at April 1, 2006.

In addition, the Company has the right to purchase the 50% interest in RL Media that currently is owned by NBC at a price equal to fair value at periodic intervals beginning in 2012 or at an earlier date upon a change in

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control of NBC. In turn, under certain limited conditions which include a change in control of the Company and the absence of an initial public offering of RL Media by at least 2010, NBC has the right to offer to sell its 50% interest in RL Media to the Company at a price equal to the fair value.

Litigation

Jones Apparel Litigation

Since June 2003, the Company had been involved in litigation with Jones, primarily relating to certain alleged breaches of the terms of the Lauren license agreement between the parties. In February 2006, simultaneous with the transaction to acquire the Polo Jeans Business from Jones, the Company settled all claims under the litigation at a negotiated cost of $100 million. The settlement amount equaled the reserve initially established by the Company during the fourth quarter of Fiscal 2005. Accordingly, the settlement had no effect on the Company’s consolidated operating results for Fiscal 2006.

Credit Card Matters

We are indirectly subject to various claims relating to allegations of a security breach in 2004 of our retail point of sale system, including fraudulent credit card charges, the cost of replacing cards and related monitoring expenses and other related claims. These claims have been made by various banks in respect of credit cards issued by them pursuant to the rules of Visa® and MasterCard® credit card associations. We recorded an initial charge of $6.2 million to establish a reserve for this matter in the fourth quarter of Fiscal 2005, representing management’s best estimate at the time of the probable loss incurred. However, in September 2005, we were notified by our agent bank that the aggregate amount of claims had increased to $12 million, with an estimated $1 million of additional claims yet to be asserted. Accordingly, we recorded an additional $6.8 million charge during the second quarter of Fiscal 2006 to increase our reserve against this revised estimate of total exposure. Such charge has been classified as a component of selling, general and administrative expenses in our accompanying consolidated statements of operations.

The ultimate outcome of this matter could differ materially from the amounts recorded and could be material to the results of operations for any affected period. However, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the Federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction against our production and sale of men’s and women’s handbags. On May 16, 2006, a discovery schedule was established for this case running through November 2006. We believe this suit to be without merit and intend to continue to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial statements.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Polo Trademark Litigation

On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc. (“USPA”), Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our trademarks. In connection with this lawsuit, on July 19, 2001, the USPA and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserted claims related to our actions in connection with our pursuit of claims against the USPA and Jordache for trademark infringement and other unlawful conduct. Their claims stemmed from our contacts with the United States Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims, except for our claims that the defendants violated the Company’s trademark rights, were settled in September 2003. We did not pay any damages in this settlement. On July 30, 2004, the Court denied all motions for summary judgement, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache have opposed our motion, but have not moved to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. Pending the judge’s ruling on our motion, it is our belief that the USPA and Jordache cannot produce or sell products bearing any of the double horseman marks. We have preserved our rights to appeal if our motion is denied.

California Labor Law Litigation

On September 18, 2002, an employee at one of our stores filed a lawsuit against the Company and our Polo Retail, LLC subsidiary in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, sought an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement has been scheduled for June 29, 2006. The proposed settlement cost of $1.5 million does not exceed the reserve for this matter that we established in Fiscal 2005. The proposed settlement would also result in the dismissal of the similar purported class action filed in San Francisco Superior Court as described below.

On April 14, 2003, a second punitive class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleges near identical claims to these in the Federal class action. The class representatives consist of former employees and the plaintiff in the federal court action. Defendants in this class action include us and our Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. and San Francisco Polo, Ltd. subsidiaries as well as a non-affiliated corporate defendant and two current managers. As in the federal action, the complaint seeks an unspecified amount of actual and punitive restitution of monies spent, and declaratory relief. If the judge in the federal class action accepts the proposed settlement, the state court class action would subsequently be dismissed.

On March 2, 2006, a former employee at our Club Monaco store in Los Angeles, California filed a lawsuit against us in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiff

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purports to represent a class of Club Monaco store employees who allegedly have been injured by being improperly classified as exempt employees and thereby not receiving compensation for overtime and not receiving meal and rest breaks. The complaint seeks an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial statements.

On June 2, 2006, a second punitive class action was filed by different attorneys by a former employee of our Club Monaco store in Cabazon, California against us in the Los Angeles Superior Court alleging virtually identical claims as to the San Francisco action and consisting of the same class members. As in the San Francisco action, the complaint seeks an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial statements.

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, and being forced to work off the clock while waiting to enter or leave the store and being falsely imprisoned while waiting to leave the store. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial statements.

Other Matters

We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

16.	Stockholders’ Equity

Capital Stock

The Company’s capital stock consists of two classes of common stock. There are 500 million shares of Class A common stock and 100 million shares of Class B common stock authorized to be issued. Shares of Class A and Class B common stock have substantially identical rights, except with respect to voting rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Holders of both classes of stock vote together as a single class on all matters presented to the stockholders for their approval, except with respect to the election and removal of directors or as otherwise required by applicable law. All outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Chairman and Chief Executive Officer, and related entities.

Common Stock Repurchase Program

The Company currently has a common stock repurchase program that allows it to repurchase, from time to time, up to $100 million of Class A common stock. Share repurchases are subject to overall business and market conditions. The Company also had a pre-existing common stock repurchase program that expired at the end of Fiscal 2006. Under that pre-existing program, the Company repurchased 69.3 thousand shares of Class A common

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock in Fiscal 2006 at a cost of approximately $4 million. No shares of Class A common stock were repurchased in Fiscal 2005 and Fiscal 2004. Repurchased shares are accounted for as treasury stock at cost.

Dividends

In May 2003, the Board of Directors approved a regular, quarterly cash dividend program of $0.05 per common share, or $0.20 per common share on an annual basis. Dividends paid amounted to $21 million in Fiscal 2006, $22 million in Fiscal 2005 and $15 million in Fiscal 2004.

17.	Accumulated Other Comprehensive Income

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in stockholders’ equity:

		Net Unrealized
		Derivative
	Foreign Currency	Financial	Total Accumulated
	Translation Gains	Instrument Gains	Other Comprehensive
	(Losses)	(Losses)(a)	Income (Loss)
	(millions)

Balance at March 29, 2003	$30.0	$(18.3)	$11.7
Fiscal 2004 pretax activity(b)	47.4	(48.1)	(0.7)
Fiscal 2004 tax benefit (provision)(b)	(3.6)	15.7	12.1

Balance at April 3, 2004	73.8	(50.7)	23.1
Fiscal 2005 pretax activity(c)	22.1	(11.1)	11.0
Fiscal 2005 tax benefit (provision)(c)	(10.8)	6.6	(4.2)

Balance at April 2, 2005	85.1	(55.2)	29.9
Fiscal 2006 pretax activity(d)	(28.0)	15.2	(12.8)
Fiscal 2006 tax benefit (provision)(d)	3.9	(5.5)	(1.6)

Balance at April 1, 2006	$61.0	$(45.5)	$15.5

(a)	Includes unrealized losses on the Company’s net investment hedge of certain European subsidiaries.

(b)	Includes a net reclassification adjustment of $11.4 million (net of a $0.9 million tax effect) for realized derivative financial instrument losses in the current period that were included as an unrealized loss in comprehensive income in a prior period.

(c)	Includes a net reclassification adjustment of $9.4 million (net of a $1.5 million tax effect) for realized derivative financial instrument losses in the current period that were included as an unrealized loss in comprehensive income in a prior period.

(d)	Includes a net reclassification adjustment of $4.6 million (net of a $0.2 million tax effect) for realized derivative financial instrument gains in the current period that were included as an unrealized gain in comprehensive income in a prior period.

18.	Stock-Based Compensation Plans

The Company has various stock-based incentive plans under which it may grant certain equity securities to employees and non-employee directors of the Company. Historically, under these plans, the Company has issued options to purchase Class A common stock, restricted shares of Class A common stock and restricted stock units that are payable in shares of Class A common stock.

Historically, the Company has used the intrinsic value method to account for stock-based compensation in accordance with APB 25. Accordingly, as stock options have been granted to employees and non-employee directors with exercise prices equal to fair market value at the date of grant, compensation cost generally has not been recognized for stock option awards. However, in accordance with APB 25 compensation cost has been recognized for grants of shares of restricted stock and restricted stock units.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 4, the Company adopted the fair value-based measurement principles of FAS 123R effective in Fiscal 2007. Accordingly, all forms of stock-based compensation will be accounted for as compensation cost and recognized in the statements of operations for Fiscal 2007 and thereafter. See Note 3 for the pro forma impact on the Company’s historical financial statements of adopting FAS 123R.

A summary of activity for each type of stock-based award is presented below:

Stock Options

Stock options have been granted to employees and non-employee directors with exercise prices equal to fair market value at the date of grant. Generally, the options become exercisable ratably, over a three-year vesting period for employees and a two-year vesting period for non-employee directors. The stock options generally expire ten years from the date of grant.

For purposes of applying the pro forma disclosure requirements of FAS 123, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for all grants in Fiscal 2006, Fiscal 2005 and Fiscal 2004: annual dividend rates of $0.20, $0.20 and $0.20, respectively; expected volatility of 29.1%, 35.0% and 40.4%, respectively; risk-free interest rates of 3.66%, 3.29% and 2.56%, respectively; and expected terms to exercise of 5.2 years for all periods. The weighted-average fair value of a stock option granted to employees and non-employee directors of the Company was $14.50 in Fiscal 2006, $11.90 in Fiscal 2005 and $10.83 in Fiscal 2004.

A summary of the stock option activity under all plans is as follows:

		Weighted-
	Thousands	Average
	of Shares	Exercise Price

Balance at March 29, 2003	10,768	$21.75
Fiscal 2004 Activity:
Granted	2,497	24.30
Exercised	(1,950)	20.72
Cancelled	(592)	23.82

Balance at April 3, 2004	10,723	23.43
Fiscal 2005 Activity:
Granted	1,887	33.97
Exercised	(2,443)	22.21
Cancelled	(541)	25.77

Balance at April 2, 2005	9,626	25.68
Fiscal 2006 Activity:
Granted	1,381	43.80
Exercised	(2,361)	24.73
Cancelled	(378)	31.90

Balance at April 1, 2006	8,268	28.69

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options exercisable and available for future grants are as follows:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(thousands)

Exercisable	5,175	5,821	6,376
Available for future grants	7,535	8,772	5,172

The following table summarizes information about stock options outstanding at April 1, 2006:

	Number of	Weighted-Average		Number of
Range of	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(thousands)	(in years)		(thousands)

$13.94-$19.56	1,298	4.5	$17.27	1,164	$17.16
$20.19-$25.69	2,214	6.6	24.29	1,670	24.37
$26.00-$30.00	1,906	3.5	26.84	1,874	26.82
$33.00-$43.85	2,750	8.7	38.00	467	34.29
$50.25-$60.49	100	9.6	53.35	—	—

Total	8,268	6.3	$28.69	5,175	$24.53

Restricted Stock and Restricted Stock Units

The Company grants a combination of (a) restricted shares of Class A common stock, (b) service-based, restricted stock units and (c) performance-based, restricted stock units to its key executives and non-employee directors. Restricted shares of Class A common stock generally vest over a five-year period of time, subject to the executive’s continuing employment. Service-based, restricted stock units are payable in shares of Class A common stock and generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based restricted stock units also are payable in shares of Class A common stock and generally vest over a three-year period of time, subject to the executive’s continuing employment and the Company’s satisfaction of certain performance goals. In addition, holders of certain restricted stock units are entitled to receive dividend equivalents in the form of additional restricted stock units in connection with the payment of dividends on the Company’s Class A common stock.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for restricted stock and restricted stock units is presented below.

	Restricted	Service-Based	Performance-Based
	Stock	Restricted	Restricted	Weighted-Average
	Shares	Stock Units	Stock Units	Fair Value(a)
	(thousands)

Balance at March 29, 2003	389	—	—
Fiscal 2004 Activity:
Granted	—	100	—	$25.33
Vested	90	—	—
Cancelled	—	—	—

Balance at April 3, 2004	299	100	—
Fiscal 2005 Activity:
Granted	75	350	431	$34.35
Vested	90	—	—
Cancelled	—	—	—

Balance at April 2, 2005	284	450	431
Fiscal 2006 Activity:
Granted	—	100	462	$43.16
Vested	104	—	63
Cancelled	—	—	24

Balance at April 1, 2006	180	550	806

(a)	Weighted-average fair value as of the date of grant.

The Company is committed, pursuant to certain employment agreements, to issue in two equal, annual installments (i) an aggregate of 200,000 service-based restricted stock units and (ii) an aggregate of 375,000 performance-based restricted stock units over the next two years.

Compensation Expense

The Company recognized non-cash, stock-based compensation expense of approximately $27 million in Fiscal 2006, $13 million in Fiscal 2005 and $4 million in Fiscal 2004.

19.	Employee Benefit Plans

Profit Sharing Retirement Savings Plans

The Company sponsors two defined contribution benefit plans covering substantially all eligible United States employees not covered by a collective bargaining agreement. The plans include a savings plan feature under Section 401(k) of the Internal Revenue Code. The Company makes discretionary contributions to the plans and contributes an amount equal to 50% of the first 6% of salary contributed by an employee.

Under the terms of the plans, a participant is 100% vested in Company matching and discretionary contributions after five years of credited service. Contributions under these plans approximated $5 million, $4 million and $4 million in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Retirement Plan

The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans are expected to be constrained by the operation of certain Internal Revenue Code limitations. These supplemental benefits vest over time and the compensation expense related to these benefits is recognized over the vesting period. The amounts accrued under these plans were $25 million and $21 million at April 1, 2006 and April 2, 2005, and are reflected in other non-current liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these benefits was $5 million, $4 million and $4 million in Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

Deferred Compensation Plans

The Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were $1 million and $2 million at April 1, 2006 and April 2, 2005, and are reflected in other non-current liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these compensation arrangements was $0.3 million for Fiscal 2006, $0.4 million for Fiscal 2005 and $0.7 million for Fiscal 2004. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected in other assets in the accompanying consolidated balance sheets.

Union Pension Plan

The Company participates in a multi-employer pension plan and is required to make contributions to the Union of Needletrades Industrial and Textile Employees (“Union”) for dues based on wages paid to union employees. A portion of these dues is allocated by the Union to a retirement fund which provides defined benefits to substantially all unionized workers. The Company does not participate in the management of the plan and has not been furnished with information with respect to the type of benefits provided, vested and non-vested benefits or assets.

Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan’s unfunded vested benefits. Such withdrawal liability was assumed in conjunction with the acquisition of certain assets from a non-affiliated licensee. The Company has no current intention of withdrawing from the plan.

20.	Segment Information

The Company has three reportable segments: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. Our Wholesale segment consists of women’s, men’s and children’s apparel, accessories and related products which are sold to major department stores, specialty stores and our owned and licensed retail stores in the United States and overseas. Our Retail segment consists of the Company’s worldwide retail operations, which sell our products through our full price and factory outlet stores, as well as Polo.com, our 50%-owned e-commerce website. The stores and the website sell products purchased from our licensees, our suppliers and our Wholesale segment. Our Licensing segment generates revenues from royalties earned on the sale of our home and other products internationally and domestically through our licensing alliances. The licensing agreements grant the licensees rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas.

The accounting policies of our segments are consistent with those described in Note 3. Sales and transfers between segments are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and one-time items, such as legal charges. Corporate overhead expenses (exclusive of expenses for senior management, overall branding-related

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

Net revenues and operating income for each segment are as follows:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Net revenues:
Wholesale	$1,942.5	$1,712.1	$1,210.4
Retail	1,558.6	1,348.6	1,170.5
Licensing	245.2	244.7	268.8

	$3,746.3	$3,305.4	$2,649.7

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Operating Income:
Wholesale	$398.3	$299.7	$143.1
Retail	140.0	82.8	55.7
Licensing	153.5	159.5	191.6

	691.8	542.0	390.4

Less:
Unallocated corporate expenses	(159.1)	(133.8)	(99.9)
Unallocated legal and restructuring charges(a)	(16.1)	(108.5)	(19.6)

	$516.6	$299.7	$270.9

(a)	Restructuring charges of $9 million for Fiscal 2006 relate entirely to the Retail segment. Restructuring charges of $2 million for Fiscal 2005 relate primarily to the Wholesale segment. Restructuring charges of $20 million for Fiscal 2004 consist of $14 million associated with the Retail segment and $6 million associated with the Wholesale segment.

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Depreciation and amortization:
Wholesale	$39.4	$23.6	$23.1
Retail	53.0	47.3	36.2
Licensing	5.2	6.4	5.8
Unallocated corporate expenses	29.4	24.8	20.5

	$127.0	$102.1	$85.6

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Capital expenditures:
Wholesale	$28.7	$50.6	$33.5
Retail	87.8	77.5	45.5
Licensing	3.3	3.1	1.9
Corporate	38.8	42.9	45.4

	$158.6	$174.1	$126.3

Total assets for each segment is as follows:

	April 1,	April 2,
	2006	2005
	(millions)

Total assets:
Wholesale	$1,657.1	$1,247.7
Retail	786.5	605.8
Licensing	189.4	203.3
Corporate	455.7	669.9

	$3,088.7	$2,726.7

Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Net revenues:
United States and Canada	$3,032.3	$2,587.2	$2,073.5
Europe	627.7	579.2	464.1
Other regions	86.3	139.0	112.1

	$3,746.3	$3,305.4	$2,649.7

	April 1,	April 2,
	2006	2005
	(millions)

Long-lived assets:
United States and Canada	$429.6	$402.6
Europe	66.5	80.7
Other regions	52.7	4.6

	$548.8	$487.9

21.	Related Party Transactions

In the ordinary course of conducting its business, the Company periodically enters into transactions with other entities or people that are considered related parties.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company receives royalty payments, pursuant to a licensing agreement with Impact21, that allows Impact21 to sell high quality apparel and related merchandise in Japan using certain of the Company’s trademarks. The Company has a 20% interest in Impact21, which is accounted for under the equity method of accounting. Royalty payments received under this arrangement were approximately $34 million in Fiscal 2006, $34 million in Fiscal 2005 and $29 million in Fiscal 2004.

In addition, Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, sometimes uses the services of certain employees of the Company for non-Company related purposes. Mr. Lauren reimburses the Company for the direct expenses incurred in connection with those services, including an allocation of such employees’ salaries and benefits. Such costs and related reimbursements were less than $1 million in the aggregate in each of the three fiscal years ended April 1, 2006.

22.	Additional Financial Information

Cash Interest and Taxes

	Fiscal Years Ended
	April 1,	April 2,	April 3,
	2006	2005	2004
	(millions)

Cash paid for interest	$10.1	$10.1	$10.2

Cash paid for income taxes	$165.1	$107.7	$60.8

Non-cash transactions

Significant non-cash investing activities for the year ended April 1, 2006 included the capitalization of fixed assets and recognition of related obligations, including those under certain leasing arrangements, in the amount of $46 million, and the non-cash allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of the Polo Jeans and Footwear Businesses. Significant non-cash investing activities for the year ended April 2, 2005 included the non-cash allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of the Childrenswear Business. Such acquisitions are more fully described in Note 5.

There were no other significant non-cash financing and investing activities for Fiscal 2005 and Fiscal 2004.

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

The Audit Committee of the Board of Directors, which oversees all of the Company’s financial reporting process on behalf of the Board of Directors, consists solely of independent directors, meets with the independent registered accountants, internal auditors and management periodically to review their respective activities and the discharge of their respective responsibilities. Both the independent registered public accountants and the internal auditors have unrestricted access to the Audit Committee, with or without management, to discuss the scope and results of their audits and any recommendations regarding the system of internal controls.

June 14, 2006

/s/ RALPH LAUREN	/s/ TRACEY T. TRAVIS

Ralph Lauren	Tracey T. Travis
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation

We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) as of April 1, 2006 and April 2, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Polo Ralph Lauren Corporation and subsidiaries as of April 1, 2006 and April 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 1, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

New York, New York
June 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control Over Financial Reporting under Item 9A, that Polo Ralph Lauren Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of April 1, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report of Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting of its Footwear Business and Polo Jeans Business, which were acquired during the year ended April 1, 2006 and whose financial statements, in the aggregate, reflect total assets and revenues constituting 14.7 and 2.6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended April 1, 2006. Accordingly, our audit did not include the internal control over financial reporting of the Company’s Footwear Business and Polo Jeans Business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of April 1, 2006, certain controls designed to prevent and detect errors related to income tax accounting and disclosures did not operate effectively. This was largely related to inadequate internal tax resources for a sufficient period of time, lack of formal training for tax personnel and inadequate controls and procedures over the tax accounting process to complete a comprehensive and timely review of the income tax accounts and required tax footnote disclosures. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended April 1, 2006, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of April 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the control objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 1, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for each of the three years in the period ended April 1, 2006 and our report dated June 14, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

New York, New York
June 14, 2006

POLO RALPH LAUREN CORPORATION

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The selected financial information for each of the three fiscal years in the period ended April 1, 2006 has been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The selected financial information for each of the two fiscal years in the period ended March 29, 2003 has been derived from the Company’s Annual Report on Form 10-K for the year ended April 2, 2005 not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein.

The selected financial information for the fiscal year ended April 1, 2006 reflects the acquisition of the Polo Jeans Business effective in February 2006 and the acquisition of the Footwear Business effective in July 2005. The selected financial information for the fiscal year ended April 2, 2005 reflects the acquisition of the Childrenswear Business effective in July 2004. The selected financial information reflects the consolidation of RL Media effective as of the end of Fiscal 2004.

	Fiscal Years Ended
	April 1,	April 2,	April 3,	March 29,	March 30,
	2006	2005	2004(a)	2003	2002
	(millions, except per share data)

Statement of Operations Data:
Net revenues:
Net sales	$3,501.1	$3,060.7	$2,380.9	$2,189.3	$2,122.3
Licensing revenues	245.2	244.7	268.8	250.0	241.4

Net revenues	3,746.3	3,305.4	2,649.7	2,439.3	2,363.7
Gross profit	2,022.4	1,684.5	1,323.3	1,207.6	1,146.8
Depreciation and amortization expense	(127.0)	(102.1)	(85.6)	80.6	85.1
Restructuring charges	(9.0)	(2.3)	(19.6)	(14.4)	(16.0)
Operating income(b)	516.6	299.7	270.9	290.9	293.3
Interest expense, net	1.2	(6.4)	(10.0)	(13.5)	(19.0)
Net income	308.0	$190.4	$169.2	$175.7	$172.6
Net income per common share:
Basic	$2.96	$1.88	$1.71	$1.79	$1.77
Diluted	$2.87	$1.83	$1.68	$1.77	$1.75
Average common shares:
Basic	104.2	101.5	99.0	98.3	97.5
Diluted	107.2	104.1	101.0	99.3	98.5
Dividends declared per common share	$0.20	$0.20	$0.20	$—	$—

(a)	Fiscal year consists of 53 weeks.

(b)	Operating income has been reduced by litigation-related charges of approximately $7 million in the fiscal year ended April 1, 2006, and approximately $106 million in the fiscal year ended April 2, 2005.

POLO RALPH LAUREN CORPORATION SELECTED FINANCIAL INFORMATION — (Continued)

	Fiscal Years Ended
	April 1,	April 2,	April 3,	March 29,	March 30,
	2006	2005	2004	2003	2002
	(millions)

Balance Sheet Data:
Cash and cash equivalents	$285.7	$350.5	$352.3	$343.6	$244.7
Working capital	535.0	791.4	782.0	662.4	617.5
Total assets	3,088.7	2,726.7	2,297.6	2,052.4	1,762.7
Total debt (including current maturities of debt)	280.4	291.0	277.3	349.4	318.4
Stockholders’ equity	2,049.6	1,675.7	1,415.4	1,205.6	993.0

POLO RALPH LAUREN CORPORATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended
	July 2,	October 1,	December 31,	April 1,
Fiscal 2006	2005	2005	2005	2006
	(millions, except per share data)

Net revenues	$751.9	$1,027.3	$995.5	$971.6
Gross profit	414.4	551.5	531.5	525.0
Net income	50.7	104.2	90.6	62.5
Net income per common share:
Basic	$0.49	$1.00	$0.87	$0.60
Diluted	$0.48	$0.97	$0.84	$0.58
Dividends per common share	0.05	0.05	0.05	0.05

	Quarterly Periods Ended
	July 3,	October 2,	January 1,	April 2,
Fiscal 2005	2004	2004	2005	2005(a)
	(millions, except per share data)

Net revenues	$606.0	$895.6	$901.6	$902.2
Gross profit	315.5	446.0	446.1	476.9
Net income	12.7	79.3	75.0	23.4
Net income per common share:
Basic	$0.13	$0.78	$0.74	$0.23
Diluted	$0.12	$0.77	$0.72	$0.22
Dividends per common share	0.05	0.05	0.05	0.05

(a)	Net income and net income per common share for the fourth quarter of Fiscal 2005 have been affected by a $100 million pre-tax litigation charge recorded during the period.