Form 10-Q
period 2006-07-01
POLO RALPH LAUREN CORP
filed 2006-08-10
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-13057

Polo Ralph Lauren Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-2622036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue, New York, New York	10022 (Zip Code)
(Address of principal executive offices)

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

At August 2, 2006, 61,355,027 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION

INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
Signatures		38
EX-10.1: CLIFF RESTRICTED PERFORMANCE SHARE UNIT AWARD OVERVIEW
EX-10.2: STOCK OPTION AWARD OVERVIEW
EX-10.3: PRO-RATA RESTRICTED PERFORMANCE SHARE UNIT AWARD OVERVIEW
EX-10.4: AMENDMENT TO 1997 LONG-TERM STOCK INCENTIVE PLAN
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	July 1,	April 1,
	2006	2006
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$429.2	$285.7
Accounts receivable, net of allowances of $103.6 and $115.0 million	349.7	484.2
Inventories	525.6	485.5
Deferred tax assets	33.6	32.4
Prepaid expenses and other	102.3	90.7

Total current assets	1,440.4	1,378.5
Property and equipment, net	541.6	548.8
Deferred tax assets	9.9	—
Goodwill	705.4	699.7
Intangible assets, net	253.1	258.5
Other assets	234.2	203.2

Total assets	$3,184.6	$3,088.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203.6	$202.2
Income tax payable	86.0	46.6
Accrued expenses and other	308.2	314.3
Current maturities of debt	291.0	280.4

Total current liabilities	888.8	843.5
Deferred tax liabilities	20.5	20.8
Other non-current liabilities	183.5	174.8

Commitments and contingencies (Note 11)
Total liabilities	1,092.8	1,039.1

Stockholders’ equity:
Class A common stock, par value $.01 per share; 66.8 and 66.4 million shares issued; 61.3 and 62.1 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	760.4	783.6
Retained earnings	1,454.2	1,379.2
Treasury stock, Class A, at cost (5.5 and 4.3 million shares)	(156.1)	(87.1)
Accumulated other comprehensive income	32.2	15.5
Unearned compensation	—	(42.7)

Total stockholders’ equity	2,091.8	2,049.6

Total liabilities and stockholders’ equity	$3,184.6	$3,088.7

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 1,	July 2,
	2006	2005
	(millions, except per share data)
	(unaudited)

Net sales	$903.3	$694.6
Licensing revenue	50.3	57.3

Net revenues	953.6	751.9
Cost of goods sold(a)	(422.1)	(337.5)

Gross profit	531.5	414.4

Other costs and expenses:
Selling, general and administrative expenses(a)	(390.3)	(333.2)
Amortization of intangible assets	(5.6)	(1.0)
Restructuring charges	(2.2)	—

Total other costs and expenses	(398.1)	(334.2)

Operating income	133.4	80.2
Foreign currency gains (losses)	(1.1)	—
Interest expense	(4.4)	(2.5)
Interest income	3.8	2.9
Equity in income of equity-method investees	0.8	1.8
Minority interest expense	(4.0)	(1.4)

Income before provision for income taxes	128.5	81.0
Provision for income taxes	(48.3)	(30.3)

Net income	$80.2	$50.7

Net income per common share:
Basic	$0.76	$0.49

Diluted	$0.74	$0.48

Weighted average common shares outstanding:
Basic	105.1	103.0

Diluted	108.1	105.5

Dividends declared per share	$0.05	$0.05

(a) Includes total depreciation expense of:	$(32.2)	$(27.7)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 1,	July 2,
	2006	2005
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$80.2	$50.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	37.8	28.7
Deferred income tax expense (benefit)	(2.7)	(7.0)
Minority interest expense	4.0	1.4
Equity in the income of equity-method investees, net of dividends received	0.3	(1.8)
Non-cash stock compensation expense	7.5	4.9
Non-cash provision for bad debt expense	0.8	0.2
Loss on disposal of property and equipment	2.2	0.2
Non-cash foreign currency losses (gains)	(0.9)	(1.3)
Non-cash restructuring charges	2.1	—
Changes in operating assets and liabilities:
Accounts receivable	141.6	175.0
Inventories	(34.8)	(47.2)
Accounts payable and accrued liabilities	37.4	(20.5)
Other balance sheet changes	(43.7)	7.4

Net cash provided by operating activities	231.8	190.7

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price settlements	2.1	—
Capital expenditures	(34.5)	(32.6)

Net cash used in investing activities	(32.4)	(32.6)

Cash flows from financing activities:
Payments of capital lease obligations	(1.2)	(0.7)
Payments of dividends	(5.3)	(5.2)
Repurchases of common stock	(67.6)	(1.6)
Proceeds from exercise of stock options	8.3	25.6
Excess tax benefits from stock-based compensation arrangements	3.7	—

Net cash (used in) provided by financing activities	(62.1)	18.1

Effect of exchange rate changes on cash and cash equivalents	6.2	(4.4)

Net increase (decrease) in cash and cash equivalents	143.5	171.8
Cash and cash equivalents at beginning of period	285.7	350.5

Cash and cash equivalents at end of period	$429.2	$522.3

See accompanying notes.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
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

The Company classifies its interests into three business segments: Wholesale, Retail and Licensing. Through those interests, the Company designs, licenses, contracts for the manufacture of, markets and distributes men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the United States and Europe. The Company also sells directly to consumers through full-price and factory retail stores located throughout the United States, Canada, Europe, South America and Asia, and through its jointly owned retail internet site located at www.polo.com. In addition, the Company often licenses the right to third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

2.	Basis of Presentation

Basis of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). In particular, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), the Company consolidates (a) Polo Ralph Lauren Japan Corporation (“PRL Japan”, formerly known as New Polo Japan, Inc.), a 50%-owned venture with Onward Kashiyama Co. Ltd (45%) and The Seibu Department Stores, Ltd (5%), and (b) Ralph Lauren Media, LLC (“RL Media”), a 50%-owned venture with NBC Universal, Inc. and an affiliated company (collectively, “NBC”). RL Media conducts the Company’s e-commerce initiatives through a jointly owned internet site known as Polo.com.

All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to March 31. As such, all references to “Fiscal 2007” represent the 52-week fiscal year ending March 31, 2007 and references to “Fiscal 2006” represent the 52-week fiscal year ending April 1, 2006.

The financial position and operating results of the Company’s consolidated 50% interest in PRL Japan are reported on a one-month lag. Similarly, prior to the fourth quarter of Fiscal 2006, the financial position and operating results of RL Media were reported on a three-month lag. During the fourth quarter of Fiscal 2006, RL Media changed its fiscal year, which was formerly on a calendar-year basis, to conform with the Company’s fiscal-year basis. In connection with this change, the three-month reporting lag for RL Media was eliminated. Accordingly, the Company’s operating results for the first quarter of Fiscal 2007 include the operating results of RL Media for the three-month period ended July 1, 2006, whereas the first quarter of Fiscal 2006 include the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating results of RL Media for the three-month period ended March 31, 2005. The net effect from this change in RL Media’s fiscal year was not material.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements are unaudited. But, in the opinion of management, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The consolidated balance sheet data as of April 1, 2006 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended April 1, 2006 (the “Fiscal 2006 10-K”), which should be read in conjunction with these financial statements. Reference is made to the Fiscal 2006 10-K for a complete set of financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include reserves for customer returns, discounts, end-of-season markdown allowances and operational chargebacks; reserves for the realizability of inventory; reserves for litigation matters; impairments of long-lived tangible and intangible assets; depreciation and amortization expense; accounting for income taxes; the valuation of stock-based compensation and related forfeiture rates; and accounting for business combinations under the purchase method of accounting.

Seasonality of Business

The Company’s business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel and holiday periods in the retail segment. Accordingly, the Company’s operating results and cash flows for the three-month period ended July 1, 2006 are not necessarily indicative of the results that may be expected for Fiscal 2007 as a whole.

Reclassifications

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical trends, seasonal results, an evaluation of current economic and market conditions, and retailer performance. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company’s jointly owned retail internet site known as Polo.com is recognized upon delivery and receipt of the shipment by its customers. Such revenue also is reduced by an estimate of returns.

Licensing revenue is initially recognized based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of actual sales and royalty data received from the Company’s licensees.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable, net, as shown in the Company’s consolidated balance sheet, is net of certain reserves and allowances. These reserves and allowances consist of (a) reserves for returns, discounts, end-of-season markdown allowances and operational chargebacks and (b) allowances for doubtful accounts. These reserves and allowances are discussed in further detail below.

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

A rollforward of the activity for the three months ended July 1, 2006 and July 2, 2005, respectively, in the Company’s reserves for returns, discounts, end-of-season markdown allowances and operational chargebacks is presented below:

	Three Months Ended
	July 1,	July 2,
	2006	2005
	(millions)

Beginning reserve balance	$107.5	$100.0
Amounts charged against revenue to increase reserve	67.8	55.0
Amounts credited against customer accounts to decrease reserve	(81.3)	(76.9)
Foreign currency translation	1.3	(1.2)

Ending reserve balance	$95.3	$76.9

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. A rollforward of the activity for the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended July 1, 2006 and July 2, 2005, respectively, in the Company’s allowances for doubtful accounts is presented below:

	Three Months Ended
	July 1,	July 2,
	2006	2005
	(millions)

Beginning reserve balance	$7.5	$11.0
Amount charged to expense to increase reserve	0.8	0.2
Amount written off against customer accounts to decrease reserve	(0.3)	(1.2)
Foreign currency translation	0.3	(0.4)

Ending reserve balance	$8.3	$9.6

Net Income Per Common Share

Net income per common share is determined in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS 128”). Under the provisions of FAS 128, basic net income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Weighted-average common shares include shares of the Company’s Class A and Class B Common Stock. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	July 1,	July 2,
	2006	2005
	(millions)

Basic	105.1	103.0
Dilutive effect of stock options, restricted stock and restricted stock units	3.0	2.5

Diluted shares	108.1	105.5

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the satisfaction of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions are satisfied prior to the end of the reporting period. As of July 1, 2006, there was an aggregate of 2.2 million additional shares issuable upon the exercise of anti-dilutive options and the vesting of performance-based restricted stock units that were excluded from the diluted share calculation.

4.	Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. FAS 123R, “Share-Based Payments,” (“FAS 123R”) and, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides implementation guidance for companies to use in their adoption of FAS 123R. FAS 123R supersedes both Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees,” (“APB 25”), which permitted the use of the intrinsic-value method in accounting for stock-based compensation, and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”), which allowed companies applying APB 25 to just disclose in their financial statements the pro forma effect on net income from applying the fair-value method of accounting for stock-based compensation. The Company adopted FAS 123R as of April 2, 2006 (see Note 10).

Other Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first will be required to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the “more-likely-than-not” recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company currently is evaluating the effect of FIN 48 on its financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 generally requires that accounting changes and errors be applied retrospectively. Effective April 2, 2006, the Company adopted the provisions of FAS 154. The application of FAS 154 did not have an effect on the Company’s financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” (“FAS 151”). FAS 151 clarifies standards for the treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage. Effective April 2, 2006, the Company adopted the provisions of FAS 151. The application of FAS 151 did not have a material effect on the Company’s financial statements.

5.	Acquisitions

Acquisition of Polo Jeans Business

On February 3, 2006, the Company acquired from Jones Apparel Group, Inc. and subsidiaries (“Jones”) all of the issued and outstanding shares of capital stock of Sun Apparel, Inc., the Company’s licensee for men’s and women’s casual apparel and sportswear in the United States and Canada (the “Polo Jeans Business”). The acquisition cost was approximately $260 million, including $5 million of transaction costs. In addition, simultaneous with the transaction, the Company settled all claims under its litigation with Jones for a cost of $100 million.

The results of operations for the Polo Jeans Business have been consolidated in the Company’s results of operations commencing February 4, 2006. In addition, the purchase price has been allocated on a preliminary basis as follows: inventory of $36 million; finite-lived intangible assets of $159 million (consisting of the re-acquired license of $97 million, customer relationships of $57 million and order backlog of $5 million); goodwill of $127 million; and deferred tax and other liabilities, net, of $62 million. Other than inventory, Jones retained the right to all working capital balances on the date of closing.

The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. As a result, the purchase price allocation is subject to change. Also, the Company has entered into a transition services agreement with Jones to provide a variety of operational, financial and information systems services over a period of six to twelve months from the date of the acquisition of the Polo Jeans Business.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Footwear Business

On July 15, 2005, the Company acquired from Reebok International, Ltd. (“Reebok”) all of the issued and outstanding shares of capital stock of Ralph Lauren Footwear Co., Inc., the Company’s global licensee for men’s, women’s and children’s footwear, as well as certain foreign assets owned by affiliates of Reebok (collectively, the “Footwear Business”). The acquisition cost was approximately $112 million in cash, including $2 million of transaction costs. In addition, Reebok and certain of its affiliates entered into a transition services agreement with the Company to provide a variety of operational, financial and information systems services over a period of twelve to eighteen months from the date of the acquisition of the Footwear Business.

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

6.	Inventories

Inventories consist of the following:

	July 1,	April 1,
	2006	2006
	(millions)

Raw materials	$9.5	$6.0
Work-in-process	22.6	22.0
Finished goods	493.5	457.5

	$525.6	$485.5

7.	Restructuring

The Company has recorded restructuring liabilities over the past few years relating to various cost-savings initiatives, as well as certain of its acquisitions. In accordance with US GAAP, restructuring costs incurred in connection with an acquisition are capitalized as part of the purchase accounting for the transaction. Such acquisition-related restructuring costs were not material in any period. However, all costs for non-acquisition-related restructuring initiatives are required to be expensed either in the period they were incurred or committed to, in accordance with US GAAP. A description of the nature of significant non-acquisition-related restructuring activities and related costs is presented below.

Fiscal 2006 Restructuring

During the fourth quarter of Fiscal 2006, the Company committed to a plan to restructure the Company’s Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory outlet stores and the intention to dispose of by sale or closure all eight of Club Monaco’s Caban Concept Stores (the “Caban Stores” and, collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, an aggregate restructuring-related charge of $12 million was recognized in Fiscal 2006.

During the first quarter of Fiscal 2007, the Company ultimately decided to close all Caban Stores and recognized an additional $2.2 million of restructuring charges, primarily relating to lease termination costs. During the second quarter of Fiscal 2007, the Company expects to incur additional restructuring charges of approximately $1 million relating to additional lease termination costs for space that was still being used at the end of the first quarter of Fiscal 2007.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity in Fiscal 2007 in the Club Monaco Restructuring Plan liability is as follows:

Lease and
Contract
Termination
Costs
(millions)

Balance at April 1, 2006	$1.2
Additions charged to expense	2.2
Cash payments charged against reserve	(0.8)

Balance at July 1, 2006	$2.6

8.	Derivative Financial Instruments

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

Foreign Currency Risk Management

Foreign Currency Exchange Contracts

The Company enters into forward foreign exchange contracts as hedges relating to identifiable currency positions to reduce its risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the Euro and the Japanese Yen, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year period. In doing so, the Company uses foreign exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

At July 1, 2006, the Company had contracts for the sale of $200 million of foreign currencies at fixed rates. Of these $200 million of sales contracts, $141 million were for the sale of Euros and $59 million were for the sale of Japanese Yen. The fair value of the forward contracts was an unrealized loss of $4 million.

The Company records foreign currency exchange contracts at fair value in its balance sheet and designates these derivative instruments as cash flow hedges in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). As such, the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then either recognized in income in the period in which the related royalties being hedged are received, or in the case of inventory purchases, recognized as part of the cost of the inventory being hedged when sold. However, to the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties or inventory purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in earnings. No significant gains or losses relating to ineffective hedges were recognized in either period.

Hedge of a Net Investment in Certain European Subsidiaries

The Company has outstanding approximately €227 million principal amount of 6.125% Notes that are due in November 2006 (the “Euro Debt”). The entire principal amount of the Euro Debt has been designated as a fair-value

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedge of the Company’s net investment in certain of its European subsidiaries in accordance with FAS 133. As required by FAS 133, the changes in fair value of a derivative instrument that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation are reported in the same manner as a translation adjustment under FASB Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the Euro Debt resulting from changes in the Euro exchange rate are reported in stockholders’ equity as a component of accumulated other comprehensive income.

Interest Rate Risk Management

Interest Rate Swaps

Historically, the Company has used floating-rate interest rate swap agreements to hedge changes in the fair value of its fixed-rate Euro Debt. These interest rate swap agreements, which effectively converted fixed interest rate payments on the Company’s Euro Debt to a floating-rate basis, were designated as a fair value hedge in accordance with FAS 133. All interest rate swap agreements were terminated in late Fiscal 2006 and there were no outstanding agreements at the end of Fiscal 2006.

In June 2006, the Company entered into two forward-starting interest rate swap contracts aggregating €175 million notional amount of indebtedness in anticipation of the Company’s proposed refinancing of its Euro Debt. The Company designated these agreements as a cash flow hedge of a forecasted transaction to issue new debt in connection with the planned refinancing of its Euro Debt. The interest rate swaps hedged a total of €175.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the two interest swap contracts, the Company pays a weighted-average fixed rate of interest of 4.1% and receives the variable interest based upon six-month EURIBOR. The interest rate swaps mature in November 2013; however, the Company intends to terminate the swaps upon the completion of its anticipated Euro Debt refinancing.

The €175.0 million interest rate swaps are reflected at a fair value of $1.9 million in the consolidated balance sheet as an asset at July 1, 2006. As a cash flow hedge, the related gains (or losses) from the swaps are deferred as a component of comprehensive income within stockholders’ equity. The deferred gain on the €175.0 million of interest rate swaps as of July 1, 2006 is expected to be recognized in income as an adjustment to interest expense over the life of the debt to be issued in connection with the planned refinancing. There was no assumed hedge ineffectiveness as the interest rate swap terms matched the terms of the hedged anticipated debt to be issued.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity

Summary of Changes in Stockholders’ Equity

	Three Months Ended
	July 1,	July 2,
	2006	2005
	(millions)

Balance at beginning of period	$2,049.6	$1,675.7
Comprehensive income:
Net income	80.2	50.7
Foreign currency translation gains (losses)	25.3	(33.7)
Net realized and unrealized derivative financial instrument gains (losses)	(8.6)	23.1

Total comprehensive income	96.9	40.1

Dividends declared	(5.2)	(5.2)
Repurchases of common stock	(67.6)	(1.6)
Other, primarily shares issued and equity grants made pursuant to stock compensation plans	18.1	34.1

Balance at end of period	$2,091.8	$1,743.1

Common Stock Repurchase Program

The Company currently has a common stock repurchase program that allows it to repurchase, from time to time, an aggregate of up to $100 million of Class A common stock. Share repurchases are subject to overall business and market conditions. During the fiscal quarter ended July 1, 2006, approximately 1.2 million shares of Class A common stock were repurchased at a cost of $67.6 million. As of July 1, 2006, the remaining availability under the program was $32.4 million. Repurchased shares are accounted for as treasury stock at cost.

Dividends

Since 2003, the Company has had a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on its common stock. The first quarter Fiscal 2007 dividend of $0.05 per share was declared on June 20, 2006, payable to shareholders of record at the close of business on June 30, 2006, and was paid on July 14, 2006. Dividends paid amounted to $5.3 million during the first quarter of Fiscal 2007 and $5.2 million during the first quarter of Fiscal 2006.

10.	Stock-Based Compensation

Effective April 2, 2006, the Company adopted FAS 123R using the modified prospective application transition method. Under this transition method, the compensation expense recognized in the consolidated statement of operations beginning April 2, 2006 includes compensation expense for (a) all stock-based payments granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) all stock-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Impact on Results

Due to the timing of grants of stock-based compensation awards late in the first quarter of Fiscal 2007, stock-based compensation costs recognized during the three months ended July 1, 2006 are not indicative of the level of

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation costs expected to be incurred for Fiscal 2007 as a whole. A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	July 1,	July 2,
	2006	2005(a)
	(millions)

Compensation expense	$(7.5)	$(4.9)

Income tax benefit	$2.9	$1.9

A summary of the incremental impact of adopting FAS 123R is as follows:

Three Months Ended
July 1, 2006
(millions, except
per share data)

Income before provision for income taxes	$(2.6)
Income tax benefit	1.0

Net income	$(1.6)

Basic net income per common share	$(0.02)
Diluted net income per common share	$(0.01)

Cash flows from operating activities(b)	$(3.7)
Cash flows from financing activities	$3.7

Unearned compensation(c)	$43.0
Additional paid-in capital	$(43.0)

(a)	Prior to the adoption of FAS 123R and in accordance with existing accounting principles, the Company recognized stock-based compensation expense in connection with both service-based and performance-based restricted stock units, as well as for shares of restricted stock.

(b)	Prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid.

(c)	Unearned compensation was eliminated against additional paid-in capital as part of the adoption of FAS 123R.

Transition Information

Prior to April 2, 2006, the Company accounted for stock-based compensation plans under the intrinsic value method in accordance with APB 25 and adopted the disclosure-only provisions of FAS 123. Under this standard, the Company did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. However, as required, the Company disclosed, in the notes to the consolidated financial statements, the pro forma expense impact of the stock option grants as if the fair-value-based recognition provisions of FAS 123 were applied. Compensation expense was previously recognized for restricted stock and restricted stock units. The effect of forfeitures on restricted stock and restricted stock units was recognized when such forfeitures occurred.

In accordance with the modified prospective application transition method, prior period financial statements have not been restated to reflect the effects of implementing FAS 123R. The following table presents the Company’s pro forma net income and net income per share if compensation expense for fixed stock option grants had been

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined based on the fair value at the grant dates of such awards as defined by FAS 123 for the three months ended July 2, 2005:

Three Months Ended
July 2, 2005
(millions, except
per share amounts)

Net income as reported	$50.7
Add: stock-based employee compensation expense included in reported net income, net of tax	3.0
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6.7)

Pro forma net income	$47.0

Net income per share as reported —
Basic	$0.49
Diluted	$0.48
Pro forma net income per share —
Basic	$0.46
Diluted	$0.45

Long-term Stock Incentive Plan

The Company’s 1997 Long-Term Stock Incentive Plan (as amended) (the “1997 Plan”) authorizes the grant of awards to participants with respect to a maximum of 26.0 million shares of the Company’s Class A Common Stock; however, there are limits as to the number of shares available for certain awards and to any one participant. Equity awards that may be made under the 1997 Plan include (a) stock options, (b) restricted stock, and (c) restricted stock units.

Stock Options

Stock options have been granted to employees and non-employee directors with exercise prices equal to fair market value at the date of grant. Generally, the options become exercisable ratably (a graded-vesting schedule), over a three-year vesting period for employees or over a two-year vesting period for non-employee directors. Employee stock options generally expire either seven or ten years from the date of grant. The Company recognizes compensation expense for share-based awards that have graded vesting and no performance conditions on an accelerated basis.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company developed its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s assumptions used for the three months ended July 1, 2006 were as follows:

Expected Term — The estimate of expected term is based on the historical exercise behavior of employees and non-employee directors, as well as the contractual life of the option grants.

Expected Volatility — The expected volatility factor is based on the historical volatility of the Company’s common stock for a period equal to the stock option’s expected term.

Expected Dividend Yield — The expected dividend yield is based on the regular quarterly cash dividend of $0.05 per share.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	July 1,	July 2,
	2006	2005

Expected term (years)	4.6	5.2
Expected volatility	33.4%	29.1%
Expected dividend yield	0.39%	0.53%
Risk-free interest rate	4.9%	3.7%
Weighted-average option grant date fair value	$19.18	$14.25

A summary of the stock option activity under all plans during the three months ended July 1, 2006 is as follows:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(thousands)		(in years)	(millions)

Options outstanding at April 2, 2006	8,268	$28.69
Granted	819	$55.40
Exercised	(321)	$25.80
Cancelled/Forfeited	(15)	$33.97

Options outstanding at July 1, 2006	8,751	$31.28	6.3	$233.0

Options vested and expected to vest at July 1, 2006	8,444	$30.72	6.1	$229.5
Options exercisable at July 1, 2006	6,246	$26.23	5.5	$197.8

The aggregate intrinsic value of stock options exercised during the three months ended July 1, 2006 and July 2, 2005 was $10.3 million and $6.4 million, respectively. As of July 1, 2006, there was $19.4 million of total unrecognized compensation expense related to nonvested stock options granted and the unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.6 years. Cash received from the exercise of stock options during the three months ended July 1, 2006 and July 2, 2005 was $8.3 million and $25.6 million, respectively, and the related tax benefits realized were $3.7 million and $6.5 million, respectively.

Restricted Stock and Restricted Stock Units (“RSUs”)

The Company grants a combination of (a) restricted shares of Class A common stock, (b) service-based restricted stock units and (c) performance-based restricted stock units to its key executives, certain of its employees and non-employee directors.

Restricted shares of Class A common stock, which entitle the holder to receive a specified number of shares of Class A common stock at the end of a vesting period, are accounted for at fair value at the date of grant. Generally, restricted stock grants vest over a five-year period of time, subject to the executive’s continuing employment.

Restricted stock units entitle the grantee to receive shares of Class A common stock at the end of a vesting period. Service-based restricted stock units are payable in shares of Class A common stock and generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based restricted stock units also are payable in shares of Class A common stock and may vest over (1) a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s satisfaction of certain performance goals over the three-year period; or (2) ratably over a three-year period of time (graded vesting), subject to the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s continuing employment during the applicable vesting period and the achievement by the Company of separate annual performance goals. In addition, holders of certain restricted stock units are entitled to receive dividend equivalents in the form of additional restricted stock units in connection with the payment of dividends on the Company’s Class A common stock. Restricted stock units, including shares resulting from dividend equivalents paid on such units, are accounted for at fair value at the date of grant. The fair value of a restricted security is based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based restricted stock units is recognized over the service period when attainment of the performance goals is probable.

A summary of the restricted stock and restricted stock unit activity during the three months ended July 1, 2006 is as follows:

	Restricted Stock		Service-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average		Weighted-Average
	Number	Grant Date	Number	Grant Date	Number of	Grant Date
	of Shares	Fair Value	of Shares	Fair Value	Shares	Fair Value
	(thousands)		(thousands)		(thousands)

Nonvested at April 2, 2006	180	$24.47	550	$34.46	806	$39.38
Granted	—	—	100	$55.43	557	$53.72
Vested	—	—	—	—	(63)	$34.23
Cancelled	—	—	—	—	—	—

Nonvested at July 1, 2006	180	$24.47	650	$37.69	1,300	$45.77

	Restricted Stock	Service-Based RSUs	Performance-Based RSUs

Total unrecognized compensation expense at July 1, 2006 (millions)	$3.0	$13.8	$44.3
Weighted-average period expected to be recognized over (in years)	2.4	2.6	2.2

There were no restricted stock awards granted during the three months ended July 2, 2005. No restricted stock awards vested during the three months ended July 1, 2006. The total fair value of restricted stock awards vested during the three months ended July 2, 2005 was $1.1 million. The weighted-average grant date fair value of service-based restricted stock units granted during the three months ended July 2, 2005 was $43.20. No service-based restricted stock units vested during the three months ended July 1, 2006 or July 2, 2005. The weighted-average grant date fair value of performance-based restricted stock units granted during the three months ended July 2, 2005 was $43.09. The total fair value of performance-based restricted stock units vested during the three months ended July 1, 2006 and July 2, 2005 was $3.4 million and $2.7 million, respectively.

11.	Commitments and Contingencies

Credit Card Matters

We are indirectly subject to various claims relating to allegations of a security breach in 2004 of our retail point of sale system, including fraudulent credit card charges, the cost of replacing cards and related monitoring expenses and other related claims. These claims have been made by various banks in respect of credit cards issued by them pursuant to the rules of Visa® and MasterCard® credit card associations. We recorded an initial charge of $6.2 million to establish a reserve for this matter in the fourth quarter of Fiscal 2005, representing management’s best estimate at the time of the probable loss incurred. In September 2005 we were notified by our agent bank that the aggregate amount of claims had increased to $12 million, with an estimated $1 million of additional claims yet to be asserted. Accordingly, we recorded an additional $6.8 million charge during the second quarter of Fiscal 2006 to increase our reserve against this revised estimate of total exposure.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The ultimate outcome of this matter could differ materially from the amounts recorded and could be material to the results of operations for any affected period. However, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the Federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction against our production and sale of men’s and women’s handbags. On May 16, 2006, a discovery schedule was established for this case running through November 2006. Depositions are expected to commence in this case in September 2006. We believe this suit to be without merit and intend to continue to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

Polo Trademark Litigation

On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc. (“USPA”), Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our trademarks. In connection with this lawsuit, on July 19, 2001, the USPA and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserted claims related to our actions in connection with our pursuit of claims against the USPA and Jordache for trademark infringement and other unlawful conduct. Their claims stemmed from our contacts with the United States Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims, except for our claims that the defendants violated the Company’s trademark rights, were settled in September 2003. We did not pay any damages in this settlement. On July 30, 2004, the Court denied all motions for summary judgement, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. We have filed a Notice of Appeal with the court to preserve our option to appeal this decision to the United States Court of Appeals for the Second Circuit and are considering our future course of action at this time.

California Labor Law Litigation

On September 18, 2002, an employee at one of our stores filed a lawsuit against the Company and our Polo Retail, LLC subsidiary in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, sought an unspecified amount of actual and punitive damages,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement was held before the Court on June 29, 2006, and the Court is currently reviewing the terms of the settlement. The proposed settlement cost of $1.5 million does not exceed the reserve for this matter that we established in Fiscal 2005. The proposed settlement would also result in the dismissal of the similar purported class action filed in San Francisco Superior Court as described below.

On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleges near identical claims to these in the Federal class action. The class representatives consist of former employees and the plaintiff in the federal court action. Defendants in this class action include us and our Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. and San Francisco Polo, Ltd. subsidiaries as well as a non-affiliated corporate defendant and two current managers. As in the federal action, the complaint seeks an unspecified amount of actual and punitive restitution of monies spent, and declaratory relief. If the judge in the federal class action accepts the proposed $1.5 million settlement, the state court class action would subsequently be dismissed.

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

On June 2, 2006, a second putative class action was filed by different attorneys by a former employee of our Club Monaco store in Cabazon, California against us in the Los Angeles Superior Court alleging virtually identical claims as the San Francisco action and consisting of the same class members. As in the San Francisco action, the complaint seeks an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave the store and being falsely imprisoned while waiting to leave the store. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

Other Matters

We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other matters currently pending will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

12.	Segment Reporting

The Company has three reportable segments: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. Our Wholesale segment consists of women’s, men’s and children’s apparel, accessories and related products which are sold to major department stores, specialty stores and our owned and licensed retail stores in the United States and overseas. Our Retail segment consists of the Company’s worldwide retail operations, which sell our products through our full price and factory outlet stores, as well as Polo.com, our 50%-owned e-commerce website. The stores and the website sell products purchased from our licensees, our suppliers and our Wholesale segment. Our Licensing segment generates revenues from royalties earned on the sale of our apparel, home and other products internationally and domestically through our licensing alliances. The licensing agreements grant the licensees rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

The accounting policies of our segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2006 10-K. Sales and transfers between segments are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and one-time items, such as legal charges. Corporate overhead expenses (exclusive of expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and operating income for each segment are as follows:

	Three Months Ended
	July 1,	July 2,
	2006	2005
	(millions)

Net revenues:
Wholesale	$491.2	$337.2
Retail	412.1	357.4
Licensing	50.3	57.3

	$953.6	$751.9

Operating income:
Wholesale	$90.3	$46.3
Retail	64.6	35.6
Licensing	26.4	35.2

	181.3	117.1
Less:
Unallocated corporate expenses	(45.7)	(36.9)
Unallocated restructuring charges(a)	(2.2)	—

	$133.4	$80.2

(a)	Consists of restructuring charges relating entirely to the Retail segment.

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended
	July 1,	July 2,
	2006	2005
	(millions)

Depreciation and amortization:
Wholesale	$13.2	$8.2
Retail	15.4	12.4
Licensing	1.2	1.4
Unallocated corporate expenses	8.0	6.7

	$37.8	$28.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended
	July 1,	July 2,
	2006	2005
	(millions)
Cash paid for interest	$0.8	$4.1

Cash paid for income taxes	$6.5	$41.7

Non-cash transactions

Significant non-cash investing activities for the first quarter of Fiscal 2007 included the capitalization of fixed assets and recognition of related obligations in the amount of $11.3 million. There were no other significant non-cash financing and investing activities for the three months ended July 1, 2006 and July 2, 2005, respectively.

POLO RALPH LAUREN CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to expand internationally;

•	our plans to open new retail stores;

•	our ability to make strategic acquisitions of certain selected licensees;

•	our intention to introduce new products or enter into new licensing alliances;

•	anticipated effective tax rates in future years;

•	future expenditures for capital projects;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability;

•	our efforts to improve the efficiency of our distribution system; and

•	our ability to refinance our Euro debt on favorable terms by November 2006.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. Significant factors that have the potential to cause our actual results to differ materially from our expectations are described in this Form 10-Q under the heading of “Risk Factors.” Our Annual Report on Form 10-K for the fiscal year ended April 1, 2006 contains a detailed discussion of these risk factors. There are no material changes to such risk factors nor are there any identifiable previously undisclosed risks as set forth in Part II, Item IA, “Risk Factors,” of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context requires otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday nearest March 31. Fiscal 2007 will end on March 31, 2007 and will be a 52-week period (“Fiscal 2007”). Fiscal 2006 ended on April 1, 2006 (“Fiscal 2006”) and reflected a 52-week period. In turn, the first quarter for Fiscal 2007 ended July 1, 2006 and was a 13-week period. The first quarter for Fiscal 2006 ended July 2, 2005 and was a 13-week period as well.

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited interim financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as a discussion of transactions affecting comparability that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month periods ended July 1, 2006 and July 2, 2005.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the three-month periods ended July 1, 2006 and July 2, 2005, as well as a discussion of our financial condition and liquidity as of July 1, 2006. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in financial condition and certain contractual obligations since April 1, 2006.

•	Market risk management. This section discusses any significant changes since the end of Fiscal 2006 in our interest rate and foreign currency exposures, the types of derivative instruments used to hedge those exposures, or in underlying market conditions.

•	Critical accounting policies. This section discusses any significant changes since the end of Fiscal 2006 in our accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited financial statements included in our Fiscal 2006 Annual Report on Form 10-K.

OVERVIEW

Our Company is a global leader in the design, marketing and distribution of premium lifestyle products. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, RLX, Ralph Lauren, Blue Label, Lauren, RL, Rugby, Chaps, and Club Monaco, among others.

We classify our interests into three business segments: Wholesale, Retail and Licensing. Through those interests, we design, license, contract for the manufacture of, market and distribute men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. Our wholesale business consists of wholesale-channel sales made principally to major department and specialty stores located throughout the United States and Europe. Our retail business consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the United States, Canada, Europe, South America and Asia, and through our jointly owned retail internet site located at www.polo.com. In addition, our licensing business consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel and holiday periods in the retail segment. Accordingly, our operating results and cash flows for the three-month period ended July 1, 2006 are not necessarily indicative of the results and cash flows that may be expected for Fiscal 2007 as a whole.

During the three-month period ended July 1, 2006, we reported revenues of $953.6 million, net income of $80.2 million and net income per diluted share of $0.74. This compares to revenues of $751.9 million, net income of $50.7 million and net income per diluted share of $0.48 during the three-month period ended July 2, 2005. Operating results for the first quarter of Fiscal 2007 reflect a change in accounting for stock-based compensation relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” (“FAS 123R”). Total stock-based compensation costs were $7.5 million on a pre-tax basis ($4.6 million after-tax) in the first quarter of Fiscal 2007, compared to $4.9 million on a pre-tax basis ($3.0 million after-tax) in the first quarter of Fiscal 2006. In turn, net income per diluted share was reduced by stock compensation costs in the amount of $0.04 per share in the first quarter of Fiscal 2007, compared to $0.03 per share in the first quarter of 2006. See Note 10 to the unaudited consolidated financial statements included elsewhere herein for further reference on the impact of adopting FAS 123R.

Transactions Affecting Comparability of Results of Operations and Financial Condition

In addition to the effect from the change in accounting for stock-based compensation relating to the adoption of FAS 123R effective as of the beginning of Fiscal 2007 described above, the comparability of the Company’s operating results has been affected by certain acquisitions that occurred in Fiscal 2006. In particular, the Company acquired the Polo Jeans Business on February 3, 2006 and the Footwear Business on July 15, 2005 (each as defined in Note 5 to the unaudited consolidated financial statements included elsewhere herein). Accordingly, the following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these acquisitions.

RESULTS OF OPERATIONS

Three Months Ended July 1, 2006 Compared to Three Months Ended July 2, 2005

The following table sets forth the amounts and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended July 1, 2006 and July 2, 2005:

	Three Months		Three Months
	Ended		Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(millions)

Net revenues	$953.6	$751.9	100.0%	100.0%
Cost of goods sold(a)	(422.1)	(337.5)	(44.3)	(44.9)

Gross profit	531.5	414.4	55.7	55.1
Selling, general and administrative expenses(a)	(390.3)	(333.2)	(40.9)	(44.3)
Amortization of intangible assets	(5.6)	(1.0)	(0.6)	(0.1)
Restructuring charges	(2.2)	—	(0.2)	—

Operating income	133.4	80.2	14.0	10.7
Foreign currency gains (losses)	(1.1)	—	(0.1)	—
Interest expense	(4.4)	(2.5)	(0.5)	(0.3)
Interest income	3.8	2.9	0.4	0.4
Equity in income of equity-method investees	0.8	1.8	0.1	0.2
Minority interest expense	(4.0)	(1.4)	(0.4)	(0.2)

Income before provision for income taxes	128.5	81.0	13.5	10.8
Provision for income taxes	(48.3)	(30.3)	(5.1)	(4.1)

Net income	$80.2	$50.7	8.4%	6.7%

Net income per share — Basic	$0.76	$0.49

Net income per share — Diluted	$0.74	$0.48

(a)	Includes depreciation expense of $32.2 million and $27.7 million for the three-month periods ended July 1, 2006 and July 2, 2005, respectively.

Net Revenues.  Net revenues for the first quarter of Fiscal 2007 were $953.6 million, an increase of $201.7 million over net revenues for the first quarter of Fiscal 2006. Wholesale revenues increased by $154.0 million primarily as a result of revenues from the newly acquired Polo Jeans and Footwear Businesses, the successful launch of a Chaps for women and boys product line, and increased sales in our global menswear and womenswear product lines. The increase in net revenues also was driven by a $54.7 million revenue increase in our retail segment as a result of improved comparable retail store sales, continued store expansion (including our new Tokyo flagship store) and growth in Polo.com sales. The net increase in revenues was partially offset by a $7.0 million decrease in licensing revenues, primarily as a result of the loss of Polo Jeans Business and Footwear Business product licensing revenue (now included as part of the Wholesale segment). Net revenues for our business segments are provided below:

	Three Months Ended
	July 1,	July 2,	Increase/
	2006	2005	(Decrease)	% Change
		(millions)

Net revenues:
Wholesale	$491.2	$337.2	$154.0	45.7%
Retail	412.1	357.4	54.7	15.3
Licensing	50.3	57.3	(7.0)	(12.2)

	$953.6	$751.9	$201.7	26.8%

Wholesale net sales — the net increase primarily reflects:

•	the inclusion of $67 million of revenue from the newly acquired Polo Jeans and Footwear Businesses;

•	an $87 million aggregate increase in our global menswear, womenswear and domestic childrenswear businesses, primarily driven by strong growth in our Lauren product line, and the effects from the successful domestic launch of our Chaps for women and boys product lines; and

•	a $1 million decrease in revenues due to an unfavorable foreign currency effect, primarily relating to the strengthening of the U.S. dollar in comparison to the Euro in Fiscal 2007.

Retail net sales — For purposes of the discussion of retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refers to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated or enlarged are also excluded from the calculation of comparable store sales until stores have been in their location for at least a full fiscal year. Comparable store sales information includes both Ralph Lauren stores and Club Monaco stores.

The increase in retail net sales primarily reflects:

•	an aggregate $23 million increase in comparable full-price and outlet store sales. This increase was driven by a 5.0% increase in comparable full-price store sales and an 8.4% increase in comparable outlet store sales, partially relating to higher seasonal sales associated with the Easter holiday that fell in the first quarter of Fiscal 2007. Excluding an unfavorable $2 million effect on revenues from foreign currency exchange rates, comparable full-price store sales increased 5.9% and comparable outlet store sales increased 9.0%.

•	a net increase in store count of 13 stores compared to the prior period, to a total of 295 stores, as several new openings were offset by the closure of certain Club Monaco stores in the fourth quarter of Fiscal 2006; and

•	an $11 million increase in sales at Polo.com.

Licensing revenues — the net decrease primarily reflects:

•	the loss of licensing revenues from our Polo Jeans Business and Footwear Business now included as part of the Wholesale segment; and

•	a decline in Home licensing royalties as a result of lower sales and minimum royalty payments from licensees.

Cost of Goods Sold.  Cost of goods sold was $422.1 million for the three months ended July 1, 2006, compared to $337.5 million for the three months ended July 2, 2005. Expressed as a percentage of net revenues, cost of goods sold was 44.3% for the three months ended July 1, 2006, compared to 44.9% for the three months ended July 2, 2005. The reduction in cost of goods sold as a percentage of net revenues reflected a continued focus on inventory management and sourcing efficiencies, as well as reduced markdown activity as a result of better full-price sell-through of our products.

Gross Profit.  Gross profit was $531.5 million for the three months ended July 1, 2006, an increase of $117.1 million or 28.3% compared to $414.4 for the three months ended July 2, 2005. Gross profit as a percentage of net revenues increased to 55.7% in the first quarter of Fiscal 2007, compared to 55.1% in the first quarter of Fiscal 2006. This increase reflected higher net sales, improved merchandise margins and continued sourcing efficiencies generally across our wholesale and retail businesses.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $390.3 million for the three months ended July 1, 2006, an increase of $57.1 million or 17.1%, compared to $333.2 million for the three months ended July 2, 2005. SG&A expenses as a percent of net revenues decreased to 40.9% from 44.3%. The $57.1 million increase in SG&A expenses was primarily driven by:

•	higher payroll-related expenses (excluding stock-based compensation) of approximately $24 million principally relating to increased selling costs associated with higher retail sales and our worldwide retail store expansion, and higher investment in infrastructure to support the ongoing growth of our businesses;

•	the inclusion of SG&A costs for our newly acquired Footwear and Polo Jeans Businesses;

•	higher brand-related marketing and facilities costs to support the ongoing growth of our businesses;

•	higher depreciation costs of approximately $5 million in connection with our capital expenditures and global expansion; and

•	incremental stock-based compensation expense of approximately $3 million as a result of the adoption of FAS 123R as of April 2, 2006 (refer to Note 10 to the unaudited consolidated financial statements contained elsewhere herein).

Amortization of Intangible Assets.  Amortization of intangible assets increased to $5.6 million during the three months ended July 1, 2006 from $1.0 million during the three months ended July 2, 2005 as a result of amortization of intangible assets as part of the Footwear Business acquired in July 2005 and the Polo Jeans Business acquired in February 2006.

Restructuring Charges.  Restructuring charges of $2.2 million were recognized during the three months ended July 1, 2006, relating to the intended closure of all eight of Club Monaco’s Caban Concept stores.

During the second quarter of Fiscal 2007, the Company expects to incur additional restructuring charges of approximately $1 million relating to additional lease termination costs for Caban Concept store space that was still being used at the end of the first quarter of Fiscal 2007.

Operating Income.  Operating income increased $53.2 million, or 66.3%, for the three months ended July 1, 2006 over the three months ended July 2, 2005. Operating income for our three business segments is provided below:

	Three Months Ended
	July 1,	July 2,	Increase/
	2006	2005	(Decrease)	% Change
		(millions)

Operating income:
Wholesale	$90.3	$46.3	$44.0	95.0%
Retail	64.6	35.6	29.0	81.5
Licensing	26.4	35.2	(8.8)	(25.0)

	181.3	117.1	64.2	54.8
Less:
Unallocated corporate expenses	(45.7)	(36.9)	(8.8)	(23.8)
Unallocated restructuring charges	(2.2)	—	(2.2)	NM

	$133.4	$80.2	$53.2	66.3%

Wholesale operating income increased by $44.0 million primarily as a result of higher sales and improved gross margin rates, partially offset by increases in SG&A expenses and higher amortization expenses associated with intangible assets recognized in acquisitions.

Retail operating income increased by $29.0 million primarily as a result of increased net sales and improved gross margin rates. These increases were partially offset by an increase in selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion, including the new Tokyo flagship store.

Licensing operating income decreased by $8.8 million primarily due to the loss of royalty income formerly collected in connection with the Footwear and Polo Jeans Businesses, which have now been acquired. The decline in Home licensing royalties also contributed to the decrease.

Unallocated Corporate Expenses increased by $8.8 million primarily as a result of increases in brand-related marketing, payroll-related and facilities costs to support the ongoing growth of our businesses. The increase in payroll-related costs includes higher stock-based compensation expense due to the adoption of FAS 123R.

Unallocated Restructuring Charges.  Unallocated restructuring charges increased by $2.2 million during the three months ended July 1, 2006 as a result of the Club Monaco Restructuring Plan (as defined in Note 7 to the unaudited consolidated financial statements included elsewhere herein). There were no restructuring charges recognized in the first quarter of Fiscal 2006.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.1 million during the three months ended July 1, 2006. There were no significant foreign currency gains or losses recognized in the first quarter of Fiscal 2006. The increased losses primarily related to unfavorable foreign exchange movements associated with intercompany receivables and payables that were not of a long-term investment nature and were settled by our international subsidiaries. These gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense increased to $4.4 million during the three months ended July 1, 2006, compared to $2.5 million in the comparable prior period. This increase is attributed to higher effective interest rates.

Interest Income.  Interest income increased to $3.8 million during the three months ended July 1, 2006, compared to $2.9 million in the comparable prior period. This increase is due largely to higher interest rates on our invested excess cash balances.

Equity in Income of Equity-Method Investees.  Equity in the income of equity-method investees decreased to $0.8 million during the three months ended July 1, 2006, compared to $1.8 million in the comparable prior period.

The decrease principally related to lower income from our 20% investment in Impact 21, a company that holds the sublicenses for our men’s, women’s and jeans business in Japan.

Minority Interest Expense.  Minority interest expense increased to $4.0 million during the three months ended July 1, 2006, compared to $1.4 million in the comparable prior period. The increase principally related to a higher allocation of income to the partners in our jointly owned RL Media venture as a result of its improved operating performance.

Provision for Income Taxes.  The provision for income taxes increased to $48.3 million during the three months ended July 1, 2006, compared to $30.3 million in the comparable prior period. This is a result of a slight increase in our effective tax rate to 37.6% during the first quarter of Fiscal 2007 from 37.4% during the first quarter of Fiscal 2006, as well as the increase in pretax income.

Net Income.  Net income increased to $80.2 million during the three months ended July 1, 2006, compared to $50.7 million during the three months ended July 2, 2005. The $29.5 million increase in net income principally related to the $53.2 million increase in operating income previously discussed. The operating income increase was offset in part by higher minority interest expense of $2.6 million and higher income taxes of $18.0 million.

Net Income Per Diluted Share.  Net income per diluted share increased to $0.74 during the three months ended July 1, 2006, compared to $0.48 during the three months ended July 2, 2005. The increase in diluted per share results was due to the higher level of net income associated with our underlying operating performance, offset in part by higher dilution associated with higher average shares outstanding and dilutive common stock equivalents.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At July 1, 2006, we had $429.2 million of cash and cash equivalents, $291.0 million of debt (net cash of $138.2 million, defined as total cash and cash equivalents less total debt) and $2.092 billion of stockholders’ equity. This compares to $285.7 million of cash and cash equivalents, $280.4 million of debt (net cash of $5.3 million) and $2.050 billion of stockholders’ equity at April 1, 2006.

The increase in our net cash position principally relates to our growth in operating cash flows, partially offset by the use of cash to repurchase shares of common stock in connection with the Company’s common stock repurchase program. The increase in stockholders’ equity principally relates to the Company’s strong earnings growth during the first quarter of Fiscal 2007, offset in part by the effects from its common stock repurchase program.

Cash Flows

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $231.8 million during the three-month period ended July 1, 2006, compared to $190.7 million for the three-month period ended July 2, 2005. This $41.1 million increase in cash flow was driven primarily by changes in working capital and the increase in net income. On a comparative basis, operating cash flows were reduced by approximately $4 million as a result of a change in the reporting of excess tax benefits from stock-based compensation arrangements. That is, prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than in operating cash flows as a reduction of taxes paid.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $32.4 million for the three months ended July 1, 2006, as compared to $32.6 million for the three months ended July 2, 2005. For the three months ended July 1, 2006, net cash used in investing activities included $34.5 million relating to capital expenditures, as compared to $32.6 million for the three months ended July 2, 2005.

Net Cash Provided by Financing Activities.  Net cash used in financing activities was $62.1 million for the three months ended July 1, 2006, compared to net cash provided by financing activities of $18.1 million in the three months ended July 2, 2005. The decrease in cash provided by financing activities during the three months ended July 1, 2006 principally related to the repurchase of approximately 1.2 million shares of Class A common stock pursuant to the Company’s common stock repurchase program at a cost of $67.6 million. The receipt of $8.3 million from the exercise of stock options, as compared to $25.6 million for the three months ended July 2, 2005 also contributed to the decrease. The change in the reporting of excess tax benefits from stock-based compensation arrangements discussed above partially offset the decrease by approximately $4 million.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, which includes the approximate $200 million to be received in January 2007 under a new eyewear licensing agreement with Luxottica Group, S.p.A. and affiliates, $450 million of availability under its credit facility, available cash and equivalents and other potential sources of financial capacity relating to its under-leveraged capital structure. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of shop-within-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases and other corporate activities. Management believes that the Company’s existing resources of cash will be sufficient to support its operating and capital requirements for the foreseeable future.

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no borrowings under its credit facility as of July 1, 2006. However, in the event of a material acquisition, settlement of a material contingency or a material adverse business development, the Company may need to draw on its credit facility or other potential sources of financing. Also, as discussed below, the Company currently intends to seek to refinance its Euro debt obligations that mature in November 2006 during Fiscal 2007, subject to prevailing market conditions and its ability to refinance such debt obligations on acceptable terms.

Common Stock Repurchase Program

The Company currently has a common stock repurchase program that allows it to repurchase, from time to time, an aggregate of up to $100 million of Class A common stock. Share repurchases are subject to overall business and market conditions. During the fiscal quarter ended July 1, 2006, approximately 1.2 million shares of Class A common stock were repurchased at a cost of $67.6 million, As of July 1, 2006, the remaining availability under the program was $32.4 million.

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

We declared a quarterly dividend of $0.05 per outstanding share in the first quarter of both Fiscal 2007 and Fiscal 2006. The aggregate amount of dividend payments was $5.3 million in the three-month period ended July 1, 2006, compared to $5.2 million in the three-month period ended July 2, 2005.

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

As of July 1, 2006, the carrying value of the Euro Debt was $291.0 million, compared to $280.4 million at April 1, 2006. The Company has the option to redeem the Euro Debt at any time prior to its scheduled maturity. The Company currently intends to seek to refinance the Euro Debt during Fiscal 2007, subject to prevailing market conditions and its ability to refinance such debt obligations on acceptable terms. In June 2006, the Company entered into two forward-starting interest rate swap contracts aggregating €175 million notional amount of indebtedness in anticipation of the Company’s proposed refinancing. See “Market Risk Management.”

Revolving Credit Facility

The Company has a credit facility (the “Credit Facility”) that currently provides for a $450 million revolving line of credit, which can be increased to up to $525 million if one or more new or existing lenders under the facility agree to increase their commitments. The credit facility also is used to support the issuance of letters of credit. As of July 1, 2006, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $66.5 million of outstanding letters of credit (primarily relating to inventory purchase commitments). Subsequent to the end of the first quarter of Fiscal 2007, Standard & Poor’s raised its credit rating on the Company and its unsecured borrowings from BBB to BBB+ (the “S&P credit rating adjustment”). This had the effect of lowering certain fees and borrowing costs described below.

The Credit Facility expires on October 6, 2009. There are no mandatory reductions in borrowing availability throughout its term.

Borrowings under the Credit Facility bear interest, at the Company’s option, either (a) a base rate determined by reference to the higher of (i) the prime commercial lending rate of JPMorgan Chase Bank in effect from time to time and (ii) the weighted-average overnight Federal funds rate (as published by the Federal Reserve Bank of New York) plus 50 basis points or (b) a LIBOR rate in effect from time to time, as adjusted for the Federal Reserve Board’s Euro currency liabilities maximum reserve percentage plus a margin defined in the Credit Facility (“the applicable margin”). The applicable margin was 62.5 basis points as of July 1, 2006 and is subject to adjustment based on the Company’s credit ratings at the time of any borrowings. The applicable margin was reduced to 50 basis points as a result of the S&P credit rating adjustment.

In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate was 15 basis points as of July 1, 2006, and is subject to adjustment based on the Company’s credit ratings. The commitment fee rate was reduced to 10 basis points as a result of the S&P credit rating adjustment.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exemptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain certain financial covenants, consisting of (i) a minimum ratio of Earnings Before Interest, Taxes, Depreciation, Amortization, Rent and certain non-recurring non-cash expenses (such as impairment of assets) (“EBITDAR”) to the sum of Consolidated Interest Expense and Consolidated Lease Expense and (ii) a maximum ratio of Adjusted Debt to EBITDAR, as such terms are defined in the Credit Facility. As of July 1, 2006, the Company was in compliance with all covenants under the Credit Facility.

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

MARKET RISK MANAGEMENT

As discussed in Note 14 to our audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2006 and Note 8 to the accompanying unaudited consolidated financial statements contained elsewhere herein, we are exposed to market risk arising from changes in market rates and prices, particularly movements in foreign currency exchange rates and interest rates. We manage these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments, consisting of interest rate swap agreements and foreign exchange forward contracts.

In June 2006, the Company entered into two forward-starting interest rate swap contracts aggregating €175 million notional amount of indebtedness in anticipation of the Company’s planned refinancing of its Euro Debt. The Company designated these agreements as a cash flow hedge of a forecasted transaction to issue new debt in connection with the planned refinancing of its Euro Debt. The interest rate swaps hedged a total of €175.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the two interest swap contracts, the Company pays a weighted-average fixed rate of interest of 4.1% and receives the variable interest based upon six-month EURIBOR. The interest rate swaps mature in November 2013; however, the Company intends to terminate the swaps upon the completion of its anticipated Euro Debt refinancing.

The €175.0 million interest rate swaps are reflected at a fair value of $1.9 million in the consolidated balance sheet as an asset at July 1, 2006. As a cash flow hedge, the related gains or losses from the swaps are deferred as a component of comprehensive income within stockholders’ equity. The deferred gain on the €175.0 million of interest rate swaps as of July 1, 2006 is expected to be recognized in income as an adjustment to interest expense over the life of the debt to be issued in connection with the planned refinancing. There was no assumed hedge ineffectiveness as the interest rate swap terms matched the terms of the hedged anticipated debt to be issued.

As of July 1, 2006, other than the aforementioned forward-starting interest rate swap contracts, there have been no other significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions since the end of Fiscal 2006.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Notes 3 and 4 to our audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2006. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results and requires significant judgment and estimates on the part of management in its application. For a complete discussion of the Company’s critical accounting policies, see page 43 in the Company’s Annual Report on Form 10-K for Fiscal 2006. The following discussion only is intended to update the Company’s critical accounting policies for any changes in policy implemented during Fiscal 2007.

Effective April 2, 2006, the Company adopted Statement of Financial Accounting Standards No. FAS 123R, “Share-Based Payments,” (“FAS 123R”), using the modified prospective application transition method. Under this transition method, the compensation expense recognized in the consolidated statement of operations beginning April 2, 2006 includes compensation expense for (a) all stock-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”), and (b) all stock-based payments granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Prior to April 2, 2006, the Company accounted for stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and adopted the disclosure-only provisions of FAS 123. Under this standard, the Company did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. However, as required, the Company disclosed, in the notes to the consolidated financial statements, the pro forma expense impact of the stock option grants as if the fair-value-based recognition provisions of FAS 123 were applied. Compensation expense was previously recognized for restricted stock and restricted stock units. The effect of forfeitures on restricted stock and restricted stock units was recognized when such forfeitures occurred.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The fair values of shares of restricted stock and restricted stock units are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based restricted stock units is recognized over the service period when attainment of the performance goals is probable.

Determining the fair value of stock-based compensation at the date of grant requires judgment, including estimates of the expected term, expected volatility and dividend yield. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.

Other than the accounting for stock-based compensation, there have been no other significant changes in the application of critical accounting policies since April 1, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s exposure to market risk, see “Market Risk Management” in MD&A presented elsewhere herein.

Item 4.	Controls and Procedures.

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

As of July 1, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 1, 2006 due to the material weakness in our internal control over financial reporting with respect to income taxes identified during the Company’s assessment of internal control over financial reporting as of April 1, 2006 and reported in our Fiscal 2006 Annual Report on Form 10-K. We continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and controls over tax accounting in Fiscal 2007, and such remediation will continue during the better part of Fiscal 2007. Accordingly, this material weakness is not yet remediated. No material weaknesses will be considered remediated until the remediated procedures have operated for an appropriate period, have been tested, and management has concluded that they are operating effectively.

To compensate for this material weaknesses, the Company performed additional analysis and other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Except for our ongoing remediation efforts over income tax accounting, there were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2006. The following is a summary of recent litigation developments.

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court for the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the Federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction against our production and sale of men’s and women’s handbags. On May 16, 2006, a discovery schedule running through November 2006 was established for this case. Depositions are expected to commence in this case in September 2006. We believe this suit to be without merit and will continue to contest it vigorously.

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

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendants’ marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. We have filed a Notice of Appeal with the court to preserve our option to appeal this decision to the United States Court of Appeals for the Second Circuit and are considering our future course of action at this time.

On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against us in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law occurred on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement was held before the Court on June 29, 2006, and the Court is currently reviewing the terms of the settlement. The proposed settlement cost of $1.5 million does not exceed the reserve for this matter that we established in Fiscal 2005.

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

Our Annual Report on Form 10-K for the fiscal year ended April 1, 2006 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There are no material changes to the risk factors previously disclosed nor have we identified any previously undisclosed risks that could materially adversely affect our business, our operating results, or our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)  Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended July 1, 2006.

				Total Number of	Maximum Number
				Shares Purchased	(or Approximate Dollar Value)
				as Part of Publicly	of Shares That May Yet be
	Total Number of		Average Price	Announced Plans	Purchased Under the Plans
	Shares Purchased(1)		Paid per Share	or Programs	or Programs (in millions)

April 2, 2006 to April 29, 2006	71,300		$59.05	71,300	$95.8
April 30, 2006 to May 27, 2006	228,700		58.46	228,700	82.4
May 28, 2006 to July 1, 2006	910,595	(2)	56.43	884,800	32.4
	1,210,595			1,184,800

(1)	Except as noted below, these purchases were made on the open market under the Company’s current Class A Common Stock repurchase program, which was first publicly announced on February 2, 2005. This program provides for the repurchase, from time to time, of up to an aggregate of $100 million of Class A Common Stock, and does not have a fixed termination date

(2)	Includes 25,795 shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

Item 5.	Other Information.

As described in the Company’s definitive proxy statement, dated July 3, 2006 and filed on Schedule 14A on July 7, 2006, under the caption “(Proposal 2) — Proposal to Amend the 1997 Long-Term Stock Incentive Plan”, effective June 30, 2006, the Board adopted, subject to stockholder approval, an amendment (the “June 30, 2006 Amendment”) to the Company’s 1997 Long-Term Stock Incentive Plan, as amended and restated as of August 12, 2004 (the “1997 Stock Incentive Plan”), to clarify that non-employee directors are eligible to receive awards under the 1997 Stock Incentive Plan. On August 10, 2006, the Company’s stockholders approved the June 30, 2006 Amendment at the Company’s 2006 Annual Meeting of Stockholders. The summary of certain material terms of the 1997 Stock Incentive Plan set forth in the proxy statement under the caption ‘‘(Proposal 2) — Proposal to Amend the 1997 Long-Term Stock Incentive Plan” is incorporated herein by reference.

Item 6.	Exhibits.

10.1	Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the Stock Incentive Plan.
10.2	Stock Option Award Overview — U.S. containing the standard terms of stock option awards under the Stock Incentive Plan.
10.3	Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the Stock Incentive Plan.
10.4	Amendment as of June 30, 2006, to the Company’s 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2006.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 24013a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9, 2006