Form 10-Q
period 2006-09-30
POLO RALPH LAUREN CORP
filed 2006-11-09
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

At November 2, 2006, 60,691,079 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	April 1,
	2006	2006
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$321.0	$285.7
Accounts receivable, net of allowances of $122.6 and $115.0 million	524.8	484.2
Inventories	586.4	485.5
Deferred tax assets	32.4	32.4
Prepaid expenses and other	69.0	90.7

Total current assets	1,533.6	1,378.5
Property and equipment, net	549.1	548.8
Deferred tax assets	13.8	—
Goodwill	705.5	699.7
Intangible assets, net	249.2	258.5
Other assets	268.9	203.2

Total assets	$3,320.1	$3,088.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240.8	$202.2
Income tax payable	70.9	46.6
Accrued expenses and other	311.8	314.3
Current maturities of debt	289.1	280.4

Total current liabilities	912.6	843.5
Deferred tax liabilities	20.1	20.8
Other non-current liabilities	188.5	174.8

Commitments and contingencies (Note 12)
Total liabilities	1,121.2	1,039.1

Stockholders’ equity:
Class A common stock, par value $.01 per share; 67.6 million and 66.4 million shares issued; 61.0 million and 62.1 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	801.2	783.6
Retained earnings	1,586.0	1,379.2
Treasury stock, Class A, at cost (6.6 million and 4.3 million shares)	(219.3)	(87.1)
Accumulated other comprehensive income	29.9	15.5
Unearned compensation	—	(42.7)

Total stockholders’ equity	2,198.9	2,049.6

Total liabilities and stockholders’ equity	$3,320.1	$3,088.7

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(millions, except per share data)
	(unaudited)

Net sales	$1,104.5	$964.7	$2,007.8	$1,659.3
Licensing revenue	62.3	62.7	112.6	120.0

Net revenues	1,166.8	1,027.4	2,120.4	1,779.3
Cost of goods sold(a)	(534.2)	(475.9)	(956.3)	(813.4)

Gross profit	632.6	551.5	1,164.1	965.9

Other costs and expenses:
Selling, general and administrative expenses(a)	(412.1)	(368.0)	(802.4)	(701.2)
Amortization of intangible assets	(3.8)	(1.6)	(9.4)	(2.6)
Impairment of retail assets	—	(4.9)	—	(4.9)
Restructuring charges	(1.8)	—	(4.0)	—

Total other costs and expenses	(417.7)	(374.5)	(815.8)	(708.7)

Operating income	214.9	177.0	348.3	257.2
Foreign currency gains (losses)	1.2	(6.0)	0.1	(6.0)
Interest expense	(4.5)	(2.8)	(8.9)	(5.3)
Interest income	4.7	2.9	8.5	5.8
Equity in income of equity-method investees	0.9	1.3	1.7	3.1
Minority interest expense	(3.6)	(3.9)	(7.6)	(5.3)

Income before provision for income taxes	213.6	168.5	342.1	249.5
Provision for income taxes	(76.6)	(64.3)	(124.9)	(94.6)

Net income	$137.0	$104.2	$217.2	$154.9

Net income per common share:
Basic	$1.31	$1.00	$2.07	$1.50

Diluted	$1.28	$0.97	$2.02	$1.46

Weighted average common shares outstanding:
Basic	104.5	104.2	104.8	103.6

Diluted	107.3	107.4	107.7	106.4

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

(a)Includes total depreciation expense of:	$(29.8)	$(28.0)	$(62.0)	$(55.7)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,	October 1,
	2006	2005
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$217.2	$154.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	71.4	58.3
Deferred income tax expense (benefit)	(7.0)	(5.8)
Minority interest expense	7.6	5.3
Equity in the income of equity-method investees, net of dividends received	(0.5)	(3.1)
Non-cash stock compensation expense	19.3	11.0
Non-cash impairment of retail assets	—	4.9
Non-cash provision for bad debt expense	1.0	0.7
Loss on disposal of property and equipment	2.1	1.1
Non-cash foreign currency losses (gains)	(0.1)	3.6
Non-cash restructuring charges	2.5	—
Changes in operating assets and liabilities:
Accounts receivable	(35.6)	5.2
Inventories	(96.4)	(64.5)
Accounts payable and accrued liabilities	54.6	9.1
Other balance sheet changes	20.5	17.4

Net cash provided by operating activities	256.6	198.1

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price settlements	(1.3)	(114.0)
Capital expenditures	(63.6)	(74.5)
Cash deposits restricted in connection with taxes (Note 12)	(52.4)	—

Net cash used in investing activities	(117.3)	(188.5)

Cash flows from financing activities:
Payments of capital lease obligations	(2.5)	(1.0)
Payments of dividends	(10.5)	(10.4)
Distributions to minority interest holders	(4.5)	—
Repurchases of common stock	(129.6)	(3.2)
Proceeds from exercise of stock options	25.5	42.4
Excess tax benefits from stock-based compensation arrangements	12.9	—

Net cash (used in) provided by financing activities	(108.7)	27.8

Effect of exchange rate changes on cash and cash equivalents	4.7	(4.7)

Net increase (decrease) in cash and cash equivalents	35.3	32.7
Cash and cash equivalents at beginning of period	285.7	350.5

Cash and cash equivalents at end of period	$321.0	$383.2

See accompanying notes.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)
POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Description of Business

Polo Ralph Lauren Corporation (“PRLC”) is a global leader in the design, marketing and distribution of premium lifestyle products including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. PRLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. PRLC’s brand names include Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, RLX, Ralph Lauren, Blue Label, Lauren, RL, Rugby, Chaps and Club Monaco, among others. PRLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the United States and Europe. The Company also sells directly to consumers through full-price and factory retail stores located throughout the United States, Canada, Europe, South America and Asia, and through its jointly owned retail internet site located at www.Polo.com. In addition, the Company often licenses the right to third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

2.	Basis of Presentation

Basis of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). In particular, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), the Company consolidates (a) Polo Ralph Lauren Japan Corporation (“PRL Japan,” formerly known as New Polo Japan, Inc.), a 50%-owned venture with Onward Kashiyama Co. Ltd (45%) and The Seibu Department Stores, Ltd (5%), and (b) Ralph Lauren Media, LLC (“RL Media”), a 50%-owned venture with NBC Universal, Inc. and an affiliated company (collectively, “NBC”). RL Media conducts the Company’s e-commerce initiatives through a jointly owned internet site known as Polo.com.

All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to March 31. As such, all references to “Fiscal 2007” represent the 52-week fiscal year ending March 31, 2007 and references to “Fiscal 2006” represent the 52-week fiscal year ending April 1, 2006.

The financial position and operating results of the Company’s consolidated 50% interest in PRL Japan are reported on a one-month lag. Similarly, prior to the fourth quarter of Fiscal 2006, the financial position and operating results of RL Media were reported on a three-month lag. During the fourth quarter of Fiscal 2006, RL Media changed its fiscal year, which was formerly on a calendar-year basis, to conform with the Company’s fiscal-year basis. In connection with this change, the three-month reporting lag for RL Media was eliminated. Accordingly, the Company’s operating results included in this Form 10-Q for the second quarter of Fiscal 2007 include the operating results of RL Media for the three-month and six-month periods ended September 30, 2006, whereas the second quarter of Fiscal 2006 include the operating results of RL Media for the three-month and six-month periods ended June 30, 2005. The net effect from this change in RL Media’s fiscal year was not material.

Interim Financial Statements

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements are unaudited. In the opinion of management, however, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

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

Seasonality of Business

The Company’s business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and six-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for Fiscal 2007 as a whole.

Reclassifications

Certain reclassifications have been made to the prior period’s financial information in order to conform to the current period’s presentation.

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenue within the Company’s wholesale segment is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdown allowances, certain cooperative advertising allowances and operational chargebacks. Returns and

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown allowances are based on historical trends, seasonal results, an evaluation of current economic and market conditions, and retailer performance. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

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

A rollforward of the activity for the three and six-month periods ended September 30, 2006 and October 1, 2005, respectively, in the Company’s reserves for returns, discounts, end-of-season markdown allowances and operational chargebacks is presented below:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(millions)

Beginning reserve balance	$95.3	$76.9	$107.5	$100.0
Amounts charged against revenue to increase reserve	63.3	78.8	131.1	133.8
Amounts credited against customer accounts to decrease reserve	(44.2)	(66.1)	(125.5)	(143.0)
Foreign currency translation	(0.1)	0.1	1.2	(1.1)

Ending reserve balance	$114.3	$89.7	$114.3	$89.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. A rollforward of the activity for the three and six-month periods ended September 30, 2006 and October 1, 2005, respectively, in the Company’s allowances for doubtful accounts is presented below:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(millions)

Beginning reserve balance	$8.3	$9.6	$7.5	$11.0
Amount charged to expense to increase reserve	0.2	0.5	1.0	0.7
Amount written off against customer accounts to decrease reserve	(0.1)	(1.9)	(0.4)	(3.1)
Foreign currency translation	(0.1)	0.1	0.2	(0.3)

Ending reserve balance	$8.3	$8.3	$8.3	$8.3

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
		(millions)

Basic	104.5	104.2	104.8	103.6
Dilutive effect of stock options, restricted stock and restricted stock units	2.8	3.2	2.9	2.8

Diluted shares	107.3	107.4	107.7	106.4

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the satisfaction of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions are satisfied prior to the end of the reporting period. As of September 30, 2006, there was an aggregate of 2.2 million additional shares issuable upon the exercise of anti-dilutive options and the vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. FAS 123R, “Share-Based Payments” (“FAS 123R”) and, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides implementation guidance for companies to use in their adoption of FAS 123R. FAS 123R supersedes both Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which permitted the use of the intrinsic-value method in accounting for stock-based compensation, and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”), which allowed companies applying APB 25 to just disclose in their financial statements the pro forma effect on net income from applying the fair-value method of accounting for stock-based compensation. The Company adopted FAS 123R as of April 2, 2006 (see Note 11).

Financial Statement Misstatements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the process of quantifying financial statement misstatements, advising companies to use both a balance sheet (“iron curtain”) and an income statement (“rollover”) approach when quantifying and evaluating the materiality of a misstatement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover approach quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of this method can lead to the accumulation of misstatements in the balance sheet. PRLC has historically used the rollover method for quantifying identified financial statement misstatements.

Under the guidance of SAB 108, companies will be required to adjust their financial statements if either the iron curtain or rollover approach results in the quantification of a material misstatement. Previously filed reports would not be amended, but would be corrected the next time the company files prior year financial statements. Companies are allowed to record a one-time cumulative effect adjustment to correct errors in prior years that previously had been considered immaterial based on their previous approach. SAB 108 is effective for the Company upon issuance of its Fiscal 2007 annual financial statements. However, early application of SAB 108 is permitted for interim periods prior to the issuance of the annual financial statements. The Company currently is evaluating the effect of SAB 108 on its financial statements.

Accounting for Uncertainty in Income Taxes

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R” (“FAS 158”). FAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation — in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. FAS 158 is effective for fiscal years ending after December 15, 2006. Because the Company does not currently maintain any defined benefit plans, the application of FAS 158 is not expected to have an effect on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The application of FAS 157 is not expected to have a material effect on the Company’s financial statements.

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

6.	Inventories

Inventories consist of the following:

	September 30,	April 1,
	2006	2006
	(millions)

Raw materials	$8.2	$6.0
Work-in-process	5.7	22.0
Finished goods	572.5	457.5

	$586.4	$485.5

7.	Restructuring

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

Fiscal 2006 Restructuring

During the fourth quarter of Fiscal 2006, the Company committed to a plan to restructure its Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory outlet stores and the intention to dispose of by sale or closure all eight of Club Monaco’s Caban Concept Stores (the “Caban Stores” and, collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, an aggregate restructuring-related charge of $12 million was recognized in Fiscal 2006.

During the first quarter of Fiscal 2007, the Company ultimately decided to close all Caban Stores and recognized an additional $2.2 million of restructuring charges, primarily relating to lease termination costs. During the second quarter of Fiscal 2007, the Company incurred additional restructuring charges of approximately

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.8 million, principally relating to additional Caban store lease termination costs for space that was still being used at the end of the first quarter of Fiscal 2007.

A summary of the activity in Fiscal 2007 in the Club Monaco Restructuring Plan liability is as follows:

Lease and
Contract
Termination
Costs
(millions)

Balance at April 1, 2006	$1.2
Additions charged to expense	4.0
Cash payments charged against reserve	(2.3)

Balance at September 30, 2006	$2.9

8.	Debt

Euro Debt

The Company has outstanding approximately €227 million principal amount of 6.125% notes that are due on November 22, 2006, originally issued in 1999 (the “1999 Euro Debt”). As of September 30, 2006, the carrying value of the 1999 Euro Debt was $289.1 million, compared to $280.4 million at April 1, 2006.

In October 2006, the Company completed the issuance of €300 million principal amount of 4.50% notes due October 4, 2013 (the “2006 Euro Debt”). The Company intends to use the net proceeds from the financing of approximately $380 million (based on the exchange rate in effect upon issuance) to repay the 1999 Euro Debt in November 2006 and for general corporate and working capital purposes. The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest, in the event of certain developments involving United States tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount together with accrued interest.

9.	Derivative Financial Instruments

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

At September 30, 2006, the Company had contracts for the sale of $134.3 million of foreign currencies at fixed rates. Of these $134.3 million of sales contracts, $83.5 million were for the sale of Euros and $50.8 million were for the sale of Japanese Yen. The fair value of the forward contracts was an unrealized gain of $0.9 million.

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

Hedge of a Net Investment in Certain European Subsidiaries

The entire principal amount of the 1999 Euro Debt has been designated as a fair-value hedge of the Company’s net investment in certain of its European subsidiaries in accordance with FAS 133. As required by FAS 133, the changes in fair value of a derivative instrument that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation are reported in the same manner as a translation adjustment under FASB Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the 1999 Euro Debt resulting from changes in the Euro exchange rate are reported in stockholders’ equity as a component of accumulated other comprehensive income.

Interest Rate Risk Management

Interest Rate Swaps

Historically, the Company has used floating-rate interest rate swap agreements to hedge changes in the fair value of its fixed-rate 1999 Euro Debt. These interest rate swap agreements, which effectively converted fixed interest rate payments on the Company’s 1999 Euro Debt to a floating-rate basis, were designated as a fair value hedge in accordance with FAS 133. All interest rate swap agreements were terminated in late Fiscal 2006 and there were no outstanding agreements at the end of Fiscal 2006.

During the first six months of Fiscal 2007, the Company entered into three forward-starting interest rate swap contracts aggregating €200 million notional amount of indebtedness in anticipation of the Company’s proposed refinancing of the 1999 Euro Debt which was completed in October 2006. The Company designated these agreements as a cash flow hedge of a forecasted transaction to issue new debt in connection with the planned refinancing of its 1999 Euro Debt. The interest rate swaps hedged a total of €200.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the three interest swap contracts, the Company paid a weighted-average fixed rate of interest of 4.1% and received variable interest based upon six-month EURIBOR. The Company terminated the swaps on September 28, 2006, which was the date the interest rate for the Euro Debt issued in October 2006 was determined. As a result, the Company made a payment of approximately €3.5 million ($4.4 million based on the exchange rate in effect on that date) in settlement of the swaps. $0.2 million was recognized as a loss for the three months ending September 30, 2006 due to the partial ineffectiveness of the cash flow hedge as a result of the forecasted transaction closing on October 5, 2006 instead of

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 22, 2006 (the maturity date of the 1999 Euro Debt). The remaining loss of $4.2 million has been deferred as a component of comprehensive income within stockholders’ equity and will be recognized in income as an adjustment to interest expense over the seven-year term of the 2006 Euro Debt.

10.	Stockholders’ Equity

Summary of Changes in Stockholders’ Equity

	Six Months Ended
	September 30,	October 1,
	2006	2005
	(millions)

Balance at beginning of period	$2,049.6	$1,675.7
Comprehensive income:
Net income	217.2	154.9
Foreign currency translation gains (losses)	22.8	(25.0)
Net realized and unrealized derivative financial instrument gains (losses)	(8.3)	22.2

Total comprehensive income	231.7	152.1

Dividends declared	(10.4)	(13.2)
Repurchases of common stock	(129.6)	(3.2)
Other, primarily shares issued and equity grants made pursuant to stock compensation plans	57.6	67.5

Balance at end of period	$2,198.9	$1,878.9

Common Stock Repurchase Program

In August 2006, the Company’s Board of Directors approved an expansion of the Company’s common stock repurchase program that allows it to repurchase, from time to time, up to an additional $250 million of Class A common stock. Share repurchases are subject to overall business and market conditions. Share repurchases under both this expanded program and the pre-existing program for the six months ended September 30, 2006 amounted to 2.2 million shares of Class A common stock at a cost of $129.6 million. The remaining availability under the current common stock repurchase program was $220 million as of September 30, 2006. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has had a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on its common stock. The second quarter Fiscal 2007 dividend of $0.05 per share was declared on September 18, 2006, payable to shareholders of record at the close of business on September 29, 2006, and was paid on October 13, 2006. Dividends paid amounted to $10.5 million during the six months ended September 30, 2006 and $10.4 million during the six months ended October 1, 2005.

11.	Stock-Based Compensation

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of FAS 123, and (b) all stock-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Impact on Results

Due to the timing of grants of stock-based compensation awards primarily late in the first quarter of Fiscal 2007, stock-based compensation costs recognized during the six-month period ended September 30, 2006 are not indicative of the level of compensation costs expected to be incurred for Fiscal 2007 as a whole. A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005(a)	2006	2005(a)
	(millions)

Compensation expense	$(11.8)	$(6.1)	$(19.3)	$(11.0)

Income tax benefit	$4.5	$2.2	$7.4	$4.1

A summary of the incremental impact of adopting FAS 123R is as follows:

	Three Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
	(millions, except per share data)

Income before provision for income taxes	(5.7)	(8.3)
Income tax benefit	2.3	3.3

Net income	(3.4)	(5.0)

Basic net income per common share	$(0.03)	$(0.05)
Diluted net income per common share	$(0.03)	$(0.05)

Cash flows from operating activities(b)		$(12.9)
Cash flows from financing activities		$12.9

Unearned compensation(c)		$43.0
Additional paid-in capital		$(43.0)

(a)	Prior to the adoption of FAS 123R and in accordance with existing accounting principles, the Company recognized stock-based compensation expense in connection with both service-based and performance-based restricted stock units, as well as for shares of restricted stock.

(b)	Prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than a reduction of taxes paid.

(c)	Unearned compensation was eliminated against additional paid-in capital as part of the adoption of FAS 123R as of April 2, 2006.

Transition Information

Prior to April 2, 2006, the Company accounted for stock-based compensation plans under the intrinsic value method in accordance with APB 25 and adopted the disclosure-only provisions of FAS 123. Under this standard, the Company did not recognize compensation expense for the issuance of stock options with an exercise price equal to

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with the modified prospective application transition method, prior period financial statements have not been restated to reflect the effects of implementing FAS 123R. The following table presents the Company’s pro forma net income and net income per share if compensation expense for fixed stock option grants had been determined based on the fair value at the grant dates of such awards as defined by FAS 123 for the three and six-month periods ended October 1, 2005:

	Three Months	Six Months
	Ended	Ended
	October 1,	October 1,
	2005	2005
	(millions, except per share data)

Net income as reported	$104.2	$154.9
Add: stock-based employee compensation expense included in reported net income, net of tax	3.9	6.9
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6.8)	(13.5)

Pro forma net income	$101.3	$148.3

Net income per share as reported —
Basic	$1.00	$1.50
Diluted	$0.97	$1.46
Pro forma net income per share —
Basic	$0.97	$1.43
Diluted	$0.94	$1.39

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company developed its assumptions by analyzing the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical exercise behavior of employees and non-employee directors. The Company’s assumptions used for the three and six-month periods ended September 30, 2006 were as follows:

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Expected term (years)	4.0	5.2	4.5	5.2
Expected volatility	31.1%	29.1%	33.3%	29.1%
Expected dividend yield	0.39%	0.53%	0.39%	0.53%
Risk-free interest rate	4.5%	3.7%	4.9%	3.7%
Weighted-average option grant date fair value	$19.65	$16.65	$19.20	$14.36

A summary of the stock option activity under all plans during the six months ended September 30, 2006 is as follows:

			Weighted-Average
	Number of	Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
	(thousands)		(in years)	(millions)

Options outstanding at April 2, 2006	8,268	$28.69
Granted	838	55.63
Exercised	(1,058)	26.56
Cancelled/Forfeited	(94)	39.96

Options outstanding at September 30, 2006	7,954	31.68	6.1	$263.3

Options vested and expected to vest at September 30, 2006	7,610	$31.11	6.1	$256.1
Options exercisable at September 30, 2006	5,496	25.89	5.3	213.7

The aggregate intrinsic value of stock options exercised during the six months ended September 30, 2006 and October 1, 2005 was $33.1 million for both periods. As of September 30, 2006, there was $16.1 million of total unrecognized compensation expense related to nonvested stock options granted and the unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.2 years. Cash received from the exercise of stock options during the six months ended September 30, 2006 and October 1, 2005 was $25.5 million and $42.4 million, respectively, and the related tax benefits realized were $12.9 million and $14.1 million, respectively.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock units entitle the grantee to receive shares of Class A common stock at the end of a vesting period. Service-based restricted stock units are payable in shares of Class A common stock and generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based restricted stock units also are payable in shares of Class A common stock and may vest over (1) a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s satisfaction of certain performance goals over the three-year period; or (2) ratably over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of separate annual performance goals. In addition, holders of certain restricted stock units are entitled to receive dividend equivalents in the form of additional restricted stock units in connection with the payment of dividends on the Company’s Class A common stock. Restricted stock units, including shares resulting from dividend equivalents paid on such units, are accounted for at fair value at the date of grant. The fair value of a restricted security is based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based restricted stock units is recognized over the service period when attainment of the performance goals is probable.

A summary of the restricted stock and restricted stock unit activity during the six months ended September 30, 2006 is as follows:

	Restricted Stock		Service-Based RSUs		Performance-Based RSUs
		Weighted-Average		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(thousands)		(thousands)		(thousands)

Nonvested at April 2, 2006	180	$24.47	550	$34.46	806	$39.38
Granted	—	—	100	55.43	564	54.96
Vested	(60)	18.22	—	—	(63)	34.23
Cancelled	—	—	—	—	(11)	49.96

Nonvested at September 30, 2006	120	27.60	650	37.69	1,296	46.32

	Restricted Stock	Service-Based RSUs	Performance-Based RSUs

Total unrecognized compensation at September 30, 2006 (millions)	$2.6	$14.4	$38.8
Weighted-average years expected to be recognized over (in years)	2.2	2.2	2.0

There were no restricted stock awards granted during the six months ended October 1, 2005. The total fair value of restricted stock awards vested during the six months ended September 30, 2006 and October 1, 2005 was $3.2 million and $4.9 million, respectively. The weighted-average grant date fair value of service-based restricted stock units granted during the six months ended October 1, 2005 was $43.20. No service-based restricted stock units vested during the six months ended September 30, 2006 or October 1, 2005. The weighted-average grant date fair

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of performance-based restricted stock units granted during the six months ended October 1, 2005 was $43.14. The total fair value of performance-based restricted stock units vested during the six months ended September 30, 2006 and October 1, 2005 was $3.4 million and $2.7 million, respectively.

12.	Commitments and Contingencies

Credit Card Matters

We are indirectly subject to various claims relating to allegations of a security breach in 2004 of our retail point of sale system, including fraudulent credit card charges, the cost of replacing credit cards and related monitoring expenses and other related claims. These claims have been made by various banks in respect of credit cards issued by them pursuant to the rules of Visa® and MasterCard® credit card associations. We recorded an initial charge of $6.2 million to establish a reserve for this matter in the fourth quarter of Fiscal 2005, representing management’s best estimate at the time of the probable loss incurred. In September 2005, we were notified by our agent bank that the aggregate amount of claims had increased to $12 million, with an estimated $1 million of additional claims yet to be asserted. Accordingly, we recorded an additional $6.8 million charge during the second quarter of Fiscal 2006 to increase our reserve against this revised estimate of total exposure.

The ultimate outcome of this matter could differ materially from the amounts recorded and could be material to the results of operations for any affected period. However, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the Federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction against our production and sale of men’s and women’s handbags. On May 16, 2006, a discovery schedule was established for this case running through November 2006. Depositions commenced in this case in October 2006 and are expected to take place through January 2007. On October 31, 2006, the court denied Wathne’s motion for a preliminary injunction, which sought to bar the Company’s Rugby stores from selling certain bags and to prevent the Company from using certain gift bags that were furnished to customers who made purchases at the Company’s United States Tennis Open temporary store. We believe this suit to be without merit and intend to continue to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

Polo Trademark Litigation

On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc. (“USPA”), Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our trademarks. In connection with this lawsuit, on July 19, 2001, the USPA and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserted claims related to our actions in connection with our pursuit of claims against the USPA and Jordache for trademark infringement and other unlawful conduct. Their

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims stemmed from our contacts with the United States Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims, except for our claims that the defendants violated the Company’s trademark rights, were settled in September 2003. We did not pay any damages in this settlement. On July 30, 2004, the Court denied all motions for summary judgement, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, the Company filed an appeal of the judge’s decision to deny the Company’s motion for a new trial to the United States Court of Appeals for the Second Circuit.

California Labor Law Litigation

On September 18, 2002, an employee at one of our stores filed a lawsuit against the Company and our Polo Retail, LLC subsidiary in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, sought an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement was held before the Court on June 29, 2006. On October 26, 2006, the Court granted preliminary approval of the settlement and will begin the process of sending out claim forms to members of the class. The proposed settlement cost of $1.5 million does not exceed the reserve for this matter that we established in Fiscal 2005. The proposed settlement would also result in the dismissal of the similar purported class action filed in San Francisco Superior Court as described below.

On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleges near identical claims to these in the Federal class action. The class representatives consist of former employees and the plaintiff in the federal court action. Defendants in this class action include us and our Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. and San Francisco Polo, Ltd. subsidiaries as well as a non-affiliated corporate defendant and two current managers. As in the federal action, the complaint seeks an unspecified amount of actual and punitive restitution of monies spent, and declaratory relief. If the judge in the federal class action accepts the proposed $1.5 million settlement, the state court class action would subsequently be dismissed. As noted above, on October 26, 2006, the Court granted preliminary approval of the settlement.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On June 2, 2006, a second putative class action was filed by different attorneys by a former employee of our Club Monaco store in Cabazon, California against us in the Los Angeles Superior Court alleging virtually identical claims as the San Francisco action and consisting of the same class members. As in the San Francisco action, the complaint sought an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2006, the plaintiff voluntarily withdrew his lawsuit.

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

French Income Tax Audit

The French tax authorities are in the process of auditing one of the Company’s French subsidiaries for the taxable years 2000 through 2005. Among other matters still under review, the French tax authorities have asserted that certain intercompany royalty payments made by the Company’s French subsidiary to a related U.S. subsidiary were excessive and that a portion should be disallowed as a deduction under French tax law.

The Company disagrees with the position of the French tax authorities. It is expected that the matter ultimately will be resolved under the competent authority procedures of the US-France Income Tax Treaty in order to avoid the double taxation of such income.

Under French tax law, the Company is required to provide bank guarantees for the payment of the asserted tax assessment prior to resolution under the competent authority procedures. Accordingly, the Company has arranged for certain banks to guarantee payment to the French tax authorities on behalf of the Company in the amount of €41.3 million ($52.4 million equivalent as of September 30, 2006). In order to secure these guarantees, primarily in Fiscal 2007, the Company placed a corresponding amount of cash in escrow with the banks as collateral for the guarantees. Such cash has been classified as “restricted cash” and classified as a component of “other assets” in the Company’s consolidated balance sheet.

Management does not expect that the ultimate resolution of the excess royalties matter will have a material adverse effect on the Company’s financial condition or results of operations. However, the French tax audit is ongoing and it is possible that other matters that may be identified by the French tax authorities could result in settlements in excess of established tax reserves.

Other Matters

We are otherwise involved from time to time in legal claims involving trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment Reporting

The Company has three reportable segments: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. Our Wholesale segment consists of women’s, men’s and children’s apparel, accessories and related products which are sold to major department stores, specialty stores and our owned and licensed retail stores in the United States and overseas. Our Retail segment consists of the Company’s worldwide retail operations, which sell our products through our full-price and factory outlet stores, as well as Polo.com, our 50%-owned e-commerce website. The stores and the website sell products purchased from our licensees, our suppliers and our Wholesale segment. Our Licensing segment generates revenues from royalties earned on the sale of our apparel, home and other products internationally and domestically through our licensing alliances. The licensing agreements grant the licensees rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and operating income for each segment are as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(millions)

Net revenues:
Wholesale	$659.9	$577.5	$1,151.1	$914.7
Retail	444.6	387.2	856.7	744.6
Licensing	62.3	62.7	112.6	120.0

	$1,166.8	$1,027.4	$2,120.4	$1,779.3

Operating income:
Wholesale	$157.3	$143.1	$247.6	$189.4
Retail	66.8	39.4	131.4	75.0
Licensing	37.5	40.2	63.9	75.4

	261.6	222.7	442.9	339.8
Less:
Unallocated corporate expenses	(44.9)	(45.7)	(90.6)	(82.6)
Unallocated restructuring charges(a)	(1.8)	—	(4.0)	—

	$214.9	$177.0	$348.3	$257.2

(a)	Consists of restructuring charges relating to the Retail segment. See Note 7.

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(millions)

Depreciation and amortization:
Wholesale	$10.0	$9.8	$23.2	$18.0
Retail	13.5	11.4	28.9	23.8
Licensing	1.1	1.6	2.3	3.0
Unallocated corporate expenses	9.0	6.8	17.0	13.5

	$33.6	$29.6	$71.4	$58.3

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(millions)

Cash paid for interest	$0.8	$0.1	$1.6	$4.2

Cash paid for income taxes	$82.7	$67.5	$89.2	$109.2

Non-cash transactions

Significant non-cash investing activities during the first half of Fiscal 2007 included the capitalization of fixed assets and recognition of related obligations in the amount of $21.7 million. There were no other significant non-cash financing and investing activities for the six months ended September 30, 2006. Significant non-cash investing activities during the six months ended October 1, 2005 included the non-cash allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of the Footwear Business as more fully described in Note 5.

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

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to expand internationally;

•	our plans to open new retail stores;

•	our ability to make strategic acquisitions of certain selected licensees;

•	our intention to introduce new products or enter into new alliances;

•	anticipated effective tax rates in future years;

•	future expenditures for capital projects;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability; and

•	our efforts to improve the efficiency of our distribution system.

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

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context requires otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday nearest March 31. Fiscal 2007 will end on March 31, 2007 and will be a 52-week period (“Fiscal 2007”). Fiscal 2006 ended on April 1, 2006 (“Fiscal 2006”) and reflected a 52-week period. In turn, the second quarter for Fiscal 2007 ended September 30, 2006 and was a 13-week period. The second quarter for Fiscal 2006 ended October 1, 2005 and was a 13-week period as well.

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited interim financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, a summary of financial performance for the three-month and six-month periods ended September 30, 2006 and October 1, 2005, as well as a discussion of transactions affecting comparability that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and six-month periods ended September 30, 2006 and October 1, 2005.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six-month periods ended September 30, 2006 and October 1, 2005, as well as a discussion of our financial condition and liquidity as of September 30, 2006. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in financial condition and certain contractual obligations since April 1, 2006.

•	Market risk management. This section discusses any significant changes since the end of Fiscal 2006 in our interest rate and foreign currency exposures, the types of derivative instruments used to hedge those exposures, or in underlying market conditions.

•	Critical accounting policies. This section discusses any significant changes since the end of Fiscal 2006 in our accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited financial statements included in our Fiscal 2006 Annual Report on Form 10-K.

OVERVIEW

Our Company is a global leader in the design, marketing and distribution of premium lifestyle products including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, RLX, Ralph Lauren, Blue Label, Lauren, RL, Rugby, Chaps, and Club Monaco, among others.

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business consists of wholesale-channel sales made principally to major department and specialty stores located throughout the United States and Europe. Our retail business consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the United States, Canada, Europe, South America and Asia, and through our jointly owned retail internet site located at www.Polo.com. In addition, our licensing business consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the retail segment. Accordingly, our operating results and cash flows for the three-month and six-month periods ended September 30, 2006 are not necessarily indicative of the results and cash flows that may be expected for Fiscal 2007 as a whole.

Summary of Financial Performance

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

During the three-month period ended September 30, 2006, we reported revenues of $1.167 billion, net income of $137.0 million and net income per diluted share of $1.28. This compares to revenues of $1.027 billion, net income of $104.2 million and net income per diluted share of $0.97 during the three-month period ended October 1, 2005. Our strong operating performance for the fiscal second quarter was primarily driven by 13.6% revenue growth led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in Fiscal 2006) and gross profit percentage expansion of 50 basis points to 54.2%. Operating results for Fiscal 2007 reflect a change in accounting for stock-based compensation relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” (“FAS 123R”) as of April 2, 2006. Total stock-based compensation costs were $11.8 million on a pretax basis ($7.3 million after-tax) in the second quarter of Fiscal 2007, compared to $6.1 million on a pretax basis ($3.9 million after-tax) in the second quarter of Fiscal 2006. In turn, net income per diluted share was reduced by stock compensation costs in the amount of $0.07 per share in the second quarter of Fiscal 2007, compared to $0.04 per share in the second quarter of 2006. Offsetting the higher stock-based compensation costs and contributing to the growth in net income and net income per diluted share in the second quarter was a net reduction in Fiscal 2007 as compared to Fiscal 2006 of approximately $9.9 million of pretax charges related to restructurings, asset impairment and credit card contingencies. See “Transactions Affecting Comparability of Results of Operations and Financial Condition” described below.

Six Months Ended September 30, 2006 Compared to Six Months Ended October 1, 2005

During the six-month period ended September 30, 2006, we reported revenues of $2.120 billion, net income of $217.2 million and net income per diluted share of $2.02. This compares to revenues of $1.779 billion, net income of $154.9 million and net income per diluted share of $1.46 during the six-month period ended October 1, 2005. Our strong operating performance for the first half of the fiscal year was primarily driven by 19.2% revenue growth led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in Fiscal 2006) and gross profit percentage expansion of 60 basis points to 54.9%. Total stock-based compensation costs reflecting the adoption of FAS 123R were $19.3 million on a pretax basis ($11.9 million after-tax) in the six-month period ending September 30, 2006, compared to $11.0 million on a pretax basis ($6.9 million after-tax) in the six-month period ending October 1, 2005. In turn, net income per diluted share was reduced by stock-based compensation costs in the amount of $0.11 per share during the six-month period ending September 30, 2006, compared to $0.06 per share during the six-month period ended October 1, 2005. Offsetting the higher stock-based compensation costs and contributing to the growth in net income and net income per diluted share during the six-month period ended September 30, 2006 was a net reduction in Fiscal 2007 as compared to Fiscal 2006 of approximately $7.7 million of pretax charges related to restructurings, asset impairment and credit card contingencies. See “Transactions Affecting Comparability of Results of Operations and Financial Condition” described below.

See Note 11 to the unaudited consolidated financial statements included elsewhere herein for further reference on the impact of adopting FAS 123R.

Financial Condition and Liquidity

Our financial position continues to be strong. We ended the first half of Fiscal 2007 with a net cash position (total cash and cash equivalents less total debt) of $31.9 million, compared to $5.3 million at April 1, 2006. In addition, at September 30, 2006, our stockholders’ equity increased to $2.199 billion, compared to $2.050 billion at the end of Fiscal 2006. Subsequent to the end of the second quarter of Fiscal 2007, we successfully completed the issuance of €300 million principal amount of 4.50% notes due October 4, 2013. We intend to use the net proceeds from this issuance to settle our €227 million principal amount of Euro debt obligations that mature in November 2006 and for general corporate and working capital purposes. We generated 256.6 million of cash from operations during the six months ended September 30, 2006, compared to $198.1 million in the comparable prior period. Our overall financial performance resulted in an expansion of our existing stock repurchase program to an additional $250 million of authorized repurchases as announced during the second quarter of Fiscal 2007 (see Note 10 to the unaudited consolidated financial statements included elsewhere herein for further reference).

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results has been affected by certain acquisitions that occurred in Fiscal 2006. In particular, the Company acquired the Polo Jeans Business on February 3, 2006 and the Footwear Business on July 15, 2005 (each as defined in Note 5 to the unaudited consolidated financial statements included elsewhere herein). In addition, as noted above, the comparability of the Company’s operating results also has been affected by the change in accounting for stock-based compensation effective as of the beginning of Fiscal 2007 and by certain pretax charges related to restructurings, asset impairment and credit card contingencies. A summary of the effect of these items on pretax income for each period is presented below:

	Three Months		Six Months
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(millions)

Stock-based compensation costs (see Note 11)	$(11.8)	$(6.1)	$(19.3)	$(11.0)
Restructuring charges (see Note 7)	(1.8)	—	(4.0)	—
Impairment of retail assets	—	(4.9)	—	(4.9)
Credit card contingency charge (see Note 12)	—	(6.8)	—	(6.8)

	$(13.6)	$(17.8)	$(23.3)	$(22.7)

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended October 1, 2005

The following table sets forth the amounts and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended September 30, 2006 and October 1, 2005:

	Three Months		Three Months
	Ended		Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(millions)

Net revenues	$1,166.8	$1,027.4	100.0%	100.0%
Cost of goods sold(a)	(534.2)	(475.9)	(45.8)%	(46.3)%

Gross profit	632.6	551.5	54.2%	53.7%
Selling, general and administrative expenses(a)	(412.1)	(368.0)	(35.3)%	(35.8)%
Amortization of intangible assets	(3.8)	(1.6)	(0.3)%	(0.2)%
Impairment of retail assets	—	(4.9)	0.0%	(0.5)%
Restructuring charges	(1.8)	—	(0.2)%	0.0%

Operating income	214.9	177.0	18.4%	17.2%
Foreign currency gains (losses)	1.2	(6.0)	0.1%	(0.6)%
Interest expense	(4.5)	(2.8)	(0.4)%	(0.3)%
Interest income	4.7	2.9	0.4%	0.3%
Equity in income of equity-method investees	0.9	1.3	0.1%	0.1%
Minority interest expense	(3.6)	(3.9)	(0.3)%	(0.4)%

Income before provision for income taxes	213.6	168.5	18.3%	16.4%
Provision for income taxes	(76.6)	(64.3)	(6.6)%	(6.3)%

Net income	$137.0	$104.2	11.7%	10.1%

Net income per share — Basic	$1.31	$1.00

Net income per share — Diluted	$1.28	$0.97

(a)	Includes depreciation expense of $29.8 million and $28.0 million for the three-month periods ended September 30, 2006 and October 1, 2005, respectively.

Net Revenues.  Net revenues for the second quarter of Fiscal 2007 were $1.167 billion, an increase of $139.4 million over net revenues for the second quarter of Fiscal 2006 due to a combination of organic growth and acquisitions. Wholesale revenues increased by $82.4 million primarily as a result of revenues from the newly acquired Polo Jeans Business, increased global sales in our menswear and womenswear product lines and the continued success of the Chaps for women and boys product lines launched during the first quarter. The increase in net revenues also was driven by a $57.4 million revenue increase in our retail segment as a result of improved comparable retail store sales, continued store expansion (including our new Tokyo flagship store) and growth in Polo.com sales. Licensing revenue was essentially flat with the comparable prior period. Net revenues by business segment were as follows:

	Three Months Ended
	September 30,	October 1,	Increase/
	2006	2005	(Decrease)	% Change
		(millions)

Net revenues:
Wholesale	$659.9	$577.5	$82.4	14.3%
Retail	444.6	387.2	57.4	14.8%
Licensing	62.3	62.7	(0.4)	(0.6)%

	$1,166.8	$1,027.4	$139.4	13.6%

Wholesale net sales — the net increase primarily reflects:

•	the inclusion of $50 million of revenue from the newly acquired Polo Jeans Business;

•	a $24 million aggregate net increase in our global menswear, womenswear and childrenswear businesses, primarily driven by strong growth in our Lauren product line, and the continued success from the domestic launch of our Chaps for women and boys product lines; and

•	an $8 million increase in revenues as a result of a favorable foreign currency effect due to a stronger Euro in the current period.

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

The increase in retail net sales primarily reflects:

•	an aggregate $31 million increase in comparable full-price and outlet store sales. This increase was driven by an 11.0% increase in comparable full-price store sales and an 8.4% increase in comparable outlet store sales. Excluding a favorable $2 million effect on revenues from foreign currency exchange rates, comparable full-price store sales increased 10.4% and comparable outlet store sales increased 7.7%;

•	a net increase in store count of 1 store compared to the prior period, to a total of 295 stores, as several new openings were offset by the closure of certain Club Monaco stores in the fourth quarter of Fiscal 2006 and the second quarter of Fiscal 2007; and

•	a $5 million increase in sales at Polo.com.

Licensing revenues — the essentially flat revenue reflects:

•	the loss of licensing revenues from our Polo Jeans Business now included as part of the Wholesale segment; and

•	an increase in international licensing royalties, which more than offset a decline in Home licensing royalties.

Cost of Goods Sold.  Cost of goods sold was $534.2 million for the three months ended September 30, 2006, compared to $475.9 million for the three months ended October 1, 2005. Expressed as a percentage of net revenues, cost of goods sold was 45.8% for the three months ended September 30, 2006, compared to 46.3% for the three months ended October 1, 2005. The reduction in cost of goods sold as a percentage of net revenues reflects the ongoing focus on inventory management and reduced markdown activity as a result of better full-price sell-through of our products.

Gross Profit.  Gross profit was $632.6 million for the three months ended September 30, 2006, an increase of $81.1 million, or 14.7%, compared to $551.5 million for the three months ended October 1, 2005. Gross profit as a percentage of net revenues increased to 54.2% in the second quarter of Fiscal 2007, compared to 53.7% in the second quarter of Fiscal 2006. The increase in gross profit reflected higher net sales and improved merchandise margins generally across our wholesale and retail businesses.

Selling, General and Administrative Expenses.  SG&A expenses were $412.1 million for the three months ended September 30, 2006, an increase of $44.1 million, or 12.0%, compared to $368.0 million for the three months ended October 1, 2005. SG&A expenses as a percent of net revenues decreased to 35.3% from 35.8%. The $44.1 million net increase in SG&A expenses was primarily driven by:

•	higher payroll-related expenses (excluding stock-based compensation) of approximately $20.5 million principally relating to increased selling costs associated with higher retail sales and our worldwide retail store expansion, and higher investment in infrastructure to support the ongoing growth of our businesses;

•	the inclusion of SG&A costs for our newly acquired Polo Jeans Business;

•	higher brand-related marketing and facilities costs to support the ongoing growth of our businesses;

•	incremental stock-based compensation expense of $5.7 million as a result of the adoption of FAS 123R as of April 2, 2006 (refer to Note 11 to the unaudited consolidated financial statements contained elsewhere herein); and

•	a reduction in costs of $6.8 million due to the absence of the charge recognized in Fiscal 2006 related to the credit card contingency.

Amortization of Intangible Assets.  Amortization of intangible assets increased to $3.8 million during the three months ended September 30, 2006 from $1.6 million during the three months ended October 1, 2005 primarily as a result of amortization of intangible assets as part of the Polo Jeans Business acquired in February 2006.

Impairment of Retail Assets.  A non-cash impairment charge of $4.9 million was recognized during the three months ended October 1, 2005 to reduce the carrying value of fixed assets used in certain of our retail stores, largely relating to our Club Monaco brand. No impairment charges were recognized in Fiscal 2007.

Restructuring Charges.  Restructuring charges of $1.8 million were recognized during the three months ended September 30, 2006, principally due to additional costs associated with the Club Monaco Restructuring Plan. No restructuring charges were recognized during the comparable period in Fiscal 2006.

Operating Income.  Operating income increased $37.9 million, or 21.4%, for the three months ended September 30, 2006 over the three months ended October 1, 2005. Operating income for our three business segments is provided below:

	Three Months Ended
	September 30,	October 1,	Increase/
	2006	2005	(Decrease)	% Change
		(millions)

Operating income:
Wholesale	$157.3	$143.1	$14.2	9.9%
Retail	66.8	39.4	27.4	69.5%
Licensing	37.5	40.2	(2.7)	(6.7)%

	261.6	222.7	38.9	17.5%
Less:
Unallocated corporate expenses	(44.9)	(45.7)	0.8	(1.8)%
Unallocated restructuring charges	(1.8)	—	(1.8)	NM

	$214.9	$177.0	$37.9	21.4%

NM - Not Meaningful

Wholesale operating income increased by $14.2 million primarily as a result of higher sales and improved gross margin rates, partially offset by increases in SG&A expenses and higher amortization expenses associated with intangible assets recognized in acquisitions.

Retail operating income increased by $27.4 million primarily as a result of increased net sales and improved gross margin rates, as well as the absence of a non-cash impairment charge of $4.9 million recognized in Fiscal 2006. These increases were partially offset by an increase in selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion, including the new Tokyo flagship store.

Licensing operating income decreased by $2.7 million primarily due to the loss of royalty income formerly collected in connection with the Polo Jeans Business, which has now been acquired. The decline in Home licensing royalties also contributed to the decrease, partially offset by an increase in international licensing royalties.

Unallocated Corporate Expenses decreased by $0.8 million as the absence of a $6.8 million charge recognized in Fiscal 2006 to increase our reserve against the financial exposure associated with certain credit card matters offset increases in brand-related marketing, payroll-related and facilities costs to support the ongoing growth of our businesses. The increase in payroll-related costs included higher stock-based compensation expenses due to the adoption of FAS 123R.

Unallocated Restructuring Charges.  Unallocated restructuring charges were $1.8 million during the three months ended September 30, 2006 principally as a result of additional costs associated with the Club Monaco Restructuring Plan (as defined in Note 7 to the unaudited consolidated financial statements included elsewhere herein). There were no restructuring charges recognized in the comparable period of Fiscal 2006.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a gain of $1.2 million during the three months ended September 30, 2006, compared to a loss of $6.0 million in the comparable prior period. Foreign currency losses for Fiscal 2006 included amounts associated with intercompany receivables and payables that were not of a long-term investment nature and were settled by our international subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense increased to $4.5 million during the three months ended September 30, 2006, compared to $2.8 million in the comparable prior period. The increase is primarily due to interest on additional capitalized lease obligations compared to the prior period.

Interest Income.  Interest income increased to $4.7 million during the three months ended September 30, 2006, compared to $2.9 million in the comparable prior period. This increase is due largely to higher interest rates on our invested excess cash balances.

Equity in Income of Equity-Method Investees.  Equity in the income of equity-method investees was $0.9 million during the three months ended September 30, 2006, compared to $1.3 million in the comparable prior period. The decrease related to lower income from our 20% investment in Impact 21, a company that holds the sublicenses for our men’s, women’s and jeans businesses in Japan (“Impact 21”).

Minority Interest Expense.  Minority interest expense decreased to $3.6 million during the three months ended September 30, 2006, compared to $3.9 million in the comparable prior period. There were no significant fluctuations in minority interest expense.

Provision for Income Taxes.  The provision for income taxes increased to $76.6 million during the three months ended September 30, 2006, compared to $64.3 million in the comparable prior period. This is a result of the increase in pretax income partially offset by a decrease in our effective tax rate to 35.9% during the second quarter of Fiscal 2007 from 38.2% during the comparable prior period. The change in the effective tax rate for the three months ended September 30, 2006 compared to the comparable prior period is principally due to the reversal of valuation allowances on net operating losses in certain foreign jurisdictions which are no longer necessary due to the improved profitability of such jurisdictions. In addition, in accordance with APB No. 28, “Interim Financial Reporting,” the rate differential for the quarter also resulted from the required changes to the quarterly tax provision associated with the Company’s ongoing refinement of its best estimate of the effective tax rate expected for the full fiscal year.

Net Income.  Net income increased to $137.0 million during the three months ended September 30, 2006, compared to $104.2 million during the three months ended October 1, 2005. The $32.8 million increase in net income principally related to the $37.9 million increase in operating income previously discussed and $7.2 million of higher foreign currency gains, offset in part by higher income taxes of $12.3 million.

Net Income Per Diluted Share.  Net income per diluted share increased to $1.28 during the three months ended September 30, 2006, compared to $0.97 during the three months ended October 1, 2005. The increase in diluted per share results was primarily due to the higher level of net income associated with our underlying operating performance.

Six Months Ended September 30, 2006 Compared to Six Months Ended October 1, 2005

The following table sets forth the amounts and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the six months ended September 30, 2006 and October 1, 2005:

	Six Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(millions)

Net revenues	$2,120.4	$1,779.3	100.0%	100.0%
Cost of goods sold(a)	(956.3)	(813.4)	(45.1)%	(45.7)%

Gross profit	1,164.1	965.9	54.9%	54.3%
Selling, general and administrative expenses(a)	(802.4)	(701.2)	(37.8)%	(39.4)%
Amortization of intangible assets	(9.4)	(2.6)	(0.4)%	(0.1)%
Impairment of retail assets	—	(4.9)	0.0%	(0.3)%
Restructuring charges	(4.0)	—	(0.2)%	0.0%

Operating income	348.3	257.2	16.4%	14.5%
Foreign currency gains (losses)	0.1	(6.0)	0.0%	(0.3)%
Interest expense	(8.9)	(5.3)	(0.4)%	(0.3)%
Interest income	8.5	5.8	0.4%	0.3%
Equity in income of equity-method investees	1.7	3.1	0.1%	0.2%
Minority interest expense	(7.6)	(5.3)	(0.4)%	(0.3)%

Income before provision for income taxes	342.1	249.5	16.1%	14.0%
Provision for income taxes	(124.9)	(94.6)	(5.9)%	(5.3)%

Net income	$217.2	$154.9	10.2%	8.7%

Net income per share — Basic	$2.07	$1.50

Net income per share — Diluted	$2.02	$1.46

(a)	Includes depreciation expense of $62.0 million and $55.7 million for the six-month periods ended September 30, 2006 and October 1, 2005, respectively.

Net revenues.  Net revenues for the six months ended September 30, 2006 were $2.120 billion, an increase of $341.1 million over net revenues for the six months ended October 1, 2005 due to a combination of organic growth and acquisitions. Wholesale revenues increased by $236.4 million primarily as a result of revenues from the newly acquired Polo Jeans and Footwear Businesses, the successful launch of the Chaps for women and boys product lines, and increased sales in our global menswear and womenswear product lines. The increase in net revenues also was driven by a $112.1 million revenue increase in our retail segment as a result of improved comparable retail store sales, continued store expansion (including our new Tokyo flagship store) and growth in Polo.com sales. Licensing revenue decreased by $7.4 million as the loss of Polo Jeans and Footwear Business product licensing revenue (now included as part of the Wholesale segment) was partially offset by an increase in international royalties. Net revenues by business segment were as follows:

	Six Months Ended
	September 30,	October 1,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Net revenues:
Wholesale	$1,151.1	$914.7	$236.4	25.8%
Retail	856.7	744.6	112.1	15.1%
Licensing	112.6	120.0	(7.4)	(6.2)%

	$2,120.4	$1,779.3	$341.1	19.2%

Wholesale Net Sales — the net increase primarily reflects:

•	the inclusion of $117 million of revenues from our newly acquired Footwear and Polo Jeans Businesses;

•	a $112 million aggregate net increase in our global menswear, womenswear and childrenswear businesses, primarily driven by strong growth in our Lauren product line, and the effects from the successful domestic launch of our Chaps for women and boys product lines; and

•	a $7 million increase in revenues due to a favorable foreign currency effect, primarily relating to the weakening of the U.S. dollar in comparison to the Euro in Fiscal 2007.

Retail Net Sales — the net increase primarily reflects:

•	an aggregate $54.3 million increase in comparable full-price and outlet store sales. This increase was driven by a 8.2% increase in comparable full-price store sales and an 8.4% increase in comparable outlet store sales. Excluding a net favorable $0.4 million effect on revenues from foreign currency exchange rates, comparable full-price and outlet store sales increased 8.3%;

•	an average net increase in store count of 7 stores compared to the prior period, to a total of 295 stores, as several new openings were offset by the closure of certain Club Monaco stores in the fourth quarter of Fiscal 2006 and the second quarter of Fiscal 2007; and

•	a $16 million increase in sales at Polo.com.

Licensing Revenue — the net decrease primarily reflects:

•	the loss of licensing revenues from our Polo Jeans Business and Footwear Business now included as part of the Wholesale segment; and

•	a decline in Home licensing royalties, partially offset by an increase in international licensing royalties.

Cost of Goods Sold.  Cost of goods sold was $956.3 million for the six months ended September 30, 2006, compared to $813.4 million for the six months ended October 1, 2005. Expressed as a percentage of net revenues, cost of goods sold was 45.1% for the six months ended September 30, 2006, compared to 45.7% for the six months ended October 1, 2005. The reduction in cost of goods sold as a percentage of net revenues reflected a continued focus on inventory management, sourcing efficiencies and reduced markdown activity as a result of better full-price sell-through of our products.

Gross Profit.  Gross profit was $1.164 billion for the six months ended September 30, 2006, an increase of approximately $198.0 million, or 20.5,% compared to $965.9 million for the six months ended October 1, 2005. Gross profit as a percentage of net revenues increased from 54.3% in the comparable period of the prior year to 54.9%. This increase reflected higher net sales, improved merchandise margins and sourcing efficiencies generally across our wholesale and retail businesses.

Selling, General and Administrative Expenses.  SG&A expenses were $802.4 million for the six months ended September 30, 2006, an increase of $101.2 million, or 14.4%, compared to $701.2 million for the six months ended October 1, 2005. SG&A expenses as a percent of net revenues decreased to 37.8% from 39.4%. The $101.2 million net increase in SG&A expenses was primarily driven by:

•	higher payroll-related expenses (excluding stock-based compensation) of approximately $39.4 million principally relating to increased selling costs associated with higher retail sales and our worldwide retail store expansion, and higher investment in infrastructure to support the ongoing growth of our businesses;

•	the inclusion of SG&A costs for our newly acquired Footwear and Polo Jeans Businesses;

•	higher brand-related marketing and facilities costs to support the ongoing growth of our businesses;

•	higher depreciation costs of $6.3 million in connection with our capital expenditures and global expansion;

•	incremental stock-based compensation expense of $8.3 million as a result of the adoption of FAS 123R as of April 2, 2006 (refer to Note 11 to the unaudited consolidated financial statements contained elsewhere herein); and

•	a reduction in costs of $6.8 million due to the absence of the charge recognized in Fiscal 2006 related to the credit card contingency.

Amortization of Intangible Assets.  Amortization of intangible assets increased to $9.4 million during the six months ended September 30, 2006 from $2.6 million during the six months ended October 1, 2005 as a result of amortization of intangible assets as part of the Polo Jeans Business acquired in February 2006 and the Footwear Business acquired in July 2005.

Impairment of Retail Assets.  A non-cash impairment charge of $4.9 million was recognized during the six months ended October 1, 2005 to reduce the carrying value of fixed assets used in certain of our retail stores, largely relating to our Club Monaco brand. No impairment charges were recognized in Fiscal 2007.

Restructuring Charges.  Restructuring charges of $4.0 million were recognized during the six months ended September 30, 2006, principally due to costs associated with the Club Monaco Restructuring Plan. No restructuring charges were recognized during the comparable period in Fiscal 2006.

Operating Income.  Operating income increased $91.1 million, or 35.4%, for the six months ended September 30, 2006 over the six months ended October 1, 2005. Operating income for our three business segments is provided below:

	Six Months Ended
	September 30,	October 1,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Operating income:
Wholesale	$247.6	$189.4	$58.2	30.7%
Retail	131.4	75.0	56.4	75.2%
Licensing	63.9	75.4	(11.5)	(15.3)%

	442.9	339.8	103.1	30.3%
Less:
Unallocated corporate expenses	(90.6)	(82.6)	(8.0)	9.7%
Unallocated restructuring charges	(4.0)	—	(4.0)	NM

	$348.3	$257.2	$91.1	35.4%

NM- Not Meaningful

Wholesale operating income increased by $58.2 million primarily as a result of higher sales and improved gross margin rates, partially offset by increases in SG&A expenses and higher amortization expenses associated with intangible assets recognized in acquisitions.

Retail operating income increased by $56.4 million primarily as a result of increased net sales and improved gross margin rates, as well as the absence of a non-cash impairment charge of $4.9 million recognized in Fiscal 2006. These increases were partially offset by an increase in selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion, including the new Tokyo flagship store.

Licensing operating income decreased by $11.5 million primarily due to the loss of royalty income formerly collected in connection with the Footwear and Polo Jeans Businesses, which have now been acquired. The decline in Home licensing royalties also contributed to the decrease, partially offset by an increase in international royalties.

Unallocated Corporate Expenses increased by $8.0 million primarily as a result of increases in brand-related marketing, payroll-related and facilities costs to support the ongoing growth of our businesses. The increase in payroll-related costs includes higher stock-based compensation expense due to the adoption of FAS 123R. Such increases were partially offset by the absence of a $6.8 million charge recognized in Fiscal 2006 to increase our reserve against the financial exposure associated with the credit card contingency.

Unallocated Restructuring Charges.  Unallocated restructuring charges were $4.0 million during the six months ended September 30, 2006 primarily as a result of costs associated with the Club Monaco Restructuring Plan (as defined in Note 7 to the unaudited consolidated financial statements included elsewhere herein). There were no restructuring charges recognized in the comparable period of Fiscal 2006.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a gain of $0.1 million during the six months ended September 30, 2006 compared to a loss of $6.0 million in the comparable prior period. Foreign currency losses for Fiscal 2006 included amounts associated with intercompany receivables and payables that were not of a long-term investment nature and were settled by our international subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense increased to $8.9 million during the six months ended September 30, 2006, compared to $5.3 million in the comparable prior period. The increase is primarily due to interest on additional capitalized lease obligations compared to the prior period and higher effective interest rates.

Interest Income.  Interest income increased to $8.5 million during the six months ended September 30, 2006, compared to $5.8 million in the comparable prior period. This increase is due largely to higher interest rates on our invested excess cash balances.

Equity in Income of Equity-Method Investees.  Equity in the income of equity-method investees was $1.7 million during the six months ended September 30, 2006, compared to $3.1 million in the comparable prior period. The decrease related to lower income from our 20% investment in Impact 21.

Minority Interest Expense.  Minority interest expense increased to $7.6 million during the six months ended September 30, 2006, compared to $5.3 million in the comparable prior period. The increase related to a higher allocation of income to the partners in our jointly owned RL Media venture as a result of an increase in operating income compared to the prior period.

Provision for Income Taxes.  The provision for income taxes increased to $124.9 million during the six months ended September 30, 2006, compared to $94.6 million in the comparable prior period. This is a result of the increase in pretax income partially offset by a decrease in our effective tax rate to 36.5% during the second quarter of Fiscal 2007 from 37.9% during the comparable prior period. The change in the effective tax rate for the six months ended September 30, 2006 compared to the comparable prior period is principally due to the reversal of valuation allowances on net operating losses in certain foreign jurisdictions which are no longer necessary due to the improved profitability of such jurisdictions.

Net Income.  Net income increased to $217.2 million for six months ended September 30, 2006, compared to $154.9 million for the six months ended October 1, 2005. The $62.3 million increase in net income principally related to our $91.1 million increase in operating income previously discussed and $6.1 million of higher foreign currency gains, offset in part by higher income taxes of $30.3 million.

Net Income Per Diluted Share.  Diluted net income per share increased to $2.02 per share, compared to $1.46 per share for the six months ended October 1, 2005. The increase in diluted per share results was primarily due to the higher level of net income associated with our underlying operating performance, partially offset by higher weighted-average diluted shares outstanding.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At September 30, 2006, we had $321.0 million of cash and cash equivalents, $289.1 million of debt (net cash of $31.9 million, defined as total cash and cash equivalents less total debt) and $2.199 billion of stockholders’ equity. This compares to $285.7 million of cash and cash equivalents, $280.4 million of debt (net cash of $5.3 million) and $2.050 billion of stockholders’ equity at April 1, 2006.

The increase in our net cash position principally relates to our growth in operating cash flows, partially offset by the use of cash to repurchase shares of common stock in connection with the Company’s common stock repurchase program. The increase in stockholders’ equity principally relates to the Company’s strong earnings growth during the first half of Fiscal 2007, offset in part by the effects from its common stock repurchase program.

Cash Flows

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to 256.6 million during the six-month period ended September 30, 2006, compared to $198.1 million for the six-month period ended October 1, 2005. This $58.5 million increase in operating cash flow was driven primarily by the increase in net income, partially offset by increases in working capital. On a comparative basis, operating cash flows were reduced by approximately $13 million as a result of a change in the reporting of excess tax benefits from stock-based compensation arrangements. That is, prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than in operating cash flows as a reduction of taxes paid.

Net Cash Used in Investing Activities.  Net cash used in investing activities was 117.3 million for the six months ended September 30, 2006, as compared to $188.5 million for the six months ended October 1, 2005. Acquisition spending decreased by $112.7 million primarily as a result of the acquisition of the Footwear Business which closed in Fiscal 2006. Net cash used in investing activities for Fiscal 2007 included $52.4 million of restricted cash placed in escrow in connection with the French income tax audit matter described in Note 12 to the accompanying unaudited consolidated financial statements. Net cash used in investing activities also included $63.6 million relating to capital expenditures, as compared to $74.5 million in the comparable period in Fiscal 2006.

Net Cash Used in/Provided by Financing Activities.  Net cash used in financing activities was $108.7 million for the six months ended September 30, 2006, compared to net cash provided by financing activities of $27.8 million in the six months ended October 1, 2005. The decrease in cash provided by financing activities during the six months ended September 30, 2006 principally related to the repurchase of approximately 2.2 million shares of Class A common stock pursuant to the Company’s common stock repurchase program at a cost of $129.6 million. The receipt of $25.5 million from the exercise of stock options, as compared to $42.4 million for the six months ended October 1, 2005, also contributed to the decrease. The change in the reporting of excess tax benefits from stock-based compensation arrangements discussed above partially offset those decreases by approximately $13 million.

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

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no borrowings under its credit facility as of September 30, 2006. However, in the event of a material acquisition, settlement of a material contingency or a material adverse business development, the Company may need to draw on its credit facility or other potential sources of financing. Also, as discussed below, in October 2006, the Company completed the issuance of €300 million principal amount of 4.50% notes due October 4, 2013. The Company intends to use the net proceeds from the financing to settle its €227 principal amount of Euro debt obligations that mature in November 2006 and for general corporate and working capital purposes. The Company is seeking to amend its Credit Facility in November 2006, which should extend the term to 2011, as a result of recent upgrades in the Company’s credit ratings from Standard & Poors (to BBB+) and Moody’s (to Baa1). See “Revolving Credit Facility” described below.

Common Stock Repurchase Program

In August 2006, the Company’s Board of Directors approved an expansion of the Company’s common stock repurchase program that allows it to repurchase, from time to time, up to an additional $250 million of Class A common stock. Share repurchases are subject to overall business and market conditions. Share repurchases under both this expanded program and the pre-existing program for the six months ended September 30, 2006 amounted to 2.2 million shares of Class A common stock at a cost of $129.6 million. The remaining availability under the current common stock repurchase program was $220 million as of September 30, 2006.

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

The Company declared a quarterly dividend of $0.05 per outstanding share in the second quarter of both Fiscal 2007 and Fiscal 2006. The aggregate amount of dividend payments was $10.5 million in the six-month period ended September 30, 2006, compared to $10.4 million in the six-month period ended October 1, 2005.

Debt and Covenant Compliance

Euro Debt

The Company has outstanding approximately €227 million principal amount of 6.125% notes that are due on November 22, 2006, originally issued in 1999 (the “1999 Euro Debt”). As of September 30, 2006, the carrying value of the 1999 Euro Debt was $289.1 million, compared to $280.4 million at April 1, 2006.

In October 2006, the Company completed the issuance of €300 million principal amount of 4.50% notes due October 4, 2013 (the “2006 Euro Debt”). The Company intends to use the net proceeds from the financing of approximately $380 million, based on the exchange rate in effect upon issuance, to repay the 1999 Euro Debt in November 2006 and for general corporate and working capital purposes. The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest, in the event of certain developments involving United States tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount together with accrued interest.

Revolving Credit Facility

The Company has a credit facility (the “Credit Facility”) that provides for a $450 million unsecured revolving line of credit. The Credit Facility also is used to support the issuance of letters of credit. As of September 30, 2006, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $53.2 million of outstanding letters of credit (primarily relating to inventory purchase commitments).

The Company is seeking to amend certain terms of its Credit Facility (the “Amended Credit Facility”) in November 2006 as a result of recent upgrades in the Company’s credit ratings from Standard & Poors and Moody’s. Key changes under the anticipated amendment include:

•	An increase in the ability of the Company to expand its additional borrowing availability by $150 million to $600 million, compared to an additional expansion feature of $75 million under the current agreement (subject to the agreement of one or more new or existing lenders under the facility to increase their commitments);

•	An extension of the term of the Credit Facility to November 2011 from October 2009;

•	A reduction in the margin over LIBOR paid by the Company on amounts drawn under the Amended Credit Facility to 35 basis points from 50 basis points;

•	A reduction in the commitment fee for the unutilized portion of the Amended Credit Facility to 8 basis points from 12.5 basis points; and

•	The elimination of the coverage ratio financial covenant, as described more fully below.

As currently contemplated, the Amended Credit Facility would continue to provide for a $450 million unsecured revolving line of credit. There will be no mandatory reductions in borrowing availability throughout its term.

Borrowings under the Amended Credit Facility are expected to bear interest, at the Company’s option, either at (a) a base rate determined by reference to the higher of (i) the prime commercial lending rate of JP Morgan Chase Bank in effect from time to time and (ii) the weighted-average overnight Federal funds rate (as published by the Federal Reserve Bank of New York) plus 50 basis points or (b) a LIBOR rate in effect from time to time, as adjusted for the Federal Reserve Board’s Euro currency liabilities maximum reserve percentage plus a margin defined in the Credit Facility (“the applicable margin”). The applicable margin of 35 basis points is subject to adjustment based on the Company’s credit ratings.

In addition to paying interest on any outstanding borrowings under the Amended Credit Facility, the Company will be required to pay a commitment fee to the lenders under the Amended Credit Facility in respect of the unutilized commitments. The expected commitment fee rate of 8 basis points under the terms of the Amended Credit Facility will also be subject to adjustment based on the Company’s credit ratings.

The Amended Credit Facility is expected to contain a number of covenants that, among other things, restricts the Company’s ability, subject to specified exemptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the original Credit Facility required the Company to maintain certain financial covenants, consisting of (i) a minimum ratio of Earnings Before Interest, Taxes, Depreciation, Amortization, Rent and certain non-recurring non-cash expenses (such as impairment of assets) (“EBITDAR”) to the sum of Consolidated Interest Expense and Consolidated Lease Expense (the “coverage ratio”) and (ii) a maximum ratio of Adjusted Debt to EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of September 30, 2006, the Company was in compliance with all covenants under the original Credit Facility. Under the terms of the Amended Credit Facility, the Company expects to no longer be required to maintain the minimum coverage ratio, but expects to continue to be subject to the maximum leverage ratio.

Upon the occurrence of an event of default under the Amended Credit Facility, the lenders may cease making loans, terminate the Amended Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenants described above. Additionally, the Amended Credit Facility is expected to provide that an event of default will occur if Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, and related entities fail to maintain a specified minimum percentage of the voting power of the Company’s common stock.

MARKET RISK MANAGEMENT

As discussed in Note 14 to our audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2006 and Note 9 to the accompanying unaudited consolidated financial statements contained elsewhere herein, the Company is exposed to market risk arising from changes in market rates and prices, particularly movements in foreign currency exchange rates and interest rates. The Company manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments, consisting of interest rate swap agreements and foreign exchange forward contracts.

During the first six months of Fiscal 2007, the Company entered into three forward-starting interest rate swap contracts aggregating €200 million notional amount of indebtedness in anticipation of the Company’s proposed refinancing of the 1999 Euro Debt which was completed in October 2006. The Company designated these agreements as a cash flow hedge of a forecasted transaction to issue new debt in connection with the planned refinancing of its 1999 Euro Debt. The interest rate swaps hedged a total of €200.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the three interest swap contracts, the Company paid a weighted-average fixed rate of interest of 4.1% and received variable interest based upon six-month EURIBOR. The Company terminated the swaps on September 28, 2006 which was the date the interest rate for the Euro Debt issued in October 2006 was determined. As a result, the Company made a payment of approximately €3.5 million ($4.4 million based on the exchange rate in effect on that date) in settlement of the swaps. $0.2 million was recognized as a loss for the three months ending September 30, 2006 due to the partial ineffectiveness of the cash flow hedge as a result of the forecasted transaction closing on October 5, 2006 instead of November 22, 2006 (the maturity date of the 1999 Euro Debt). The remaining loss of $4.2 million has been deferred as a component of comprehensive income within stockholders’ equity and will be recognized in income as an adjustment to interest expense over the seven-year term of the 2006 Euro Debt.

As of September 30, 2006, other than the aforementioned forward-starting interest rate swap contracts, there have been no other significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions since the end of Fiscal 2006.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Notes 3 and 4 to our audited consolidated financial statements included in our Annual Report on Form 10-K for Fiscal 2006. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. For a complete discussion of the Company’s critical accounting policies, see page 43 in the Company’s Annual Report on Form 10-K for Fiscal 2006. The following discussion only is intended to update the Company’s critical accounting policies for any changes in policy implemented during Fiscal 2007.

Effective April 2, 2006, the Company adopted Statement of Financial Accounting Standards No. FAS 123R, “Share-Based Payments” (“FAS 123R”), using the modified prospective application transition method. Under this transition method, the compensation expense recognized in the consolidated statement of operations beginning April 2, 2006 includes compensation expense for (a) all stock-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”), and (b) all stock-based payments granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006 due to the material weakness in our internal control over financial reporting with respect to income taxes identified during the Company’s assessment of internal control over financial reporting as of April 1, 2006 and reported in our Fiscal 2006 Annual Report on Form 10-K. We continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and controls over tax accounting in Fiscal 2007, and such remediation will continue during the better part of Fiscal 2007. Accordingly, this material weakness is not yet remediated. No material weaknesses will be considered remediated until the remediated procedures have operated for an appropriate period and have been tested, and management has concluded that they are operating effectively.

To compensate for this material weaknesses, the Company performed additional analysis and other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Except for our ongoing remediation efforts over income tax accounting, there were no changes during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2006, as updated by the information disclosed under Part II, Item I — “Legal Proceedings” in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2006. The following is a summary of recent litigation developments.

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court for the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the Federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction against our production and sale of men’s and women’s handbags. On May 16, 2006, a discovery schedule running through November 2006 was established for this case. Depositions commenced in this case in October 2006 and are expected to take place through January 2007. On October 31, 2006, the court denied Wathne’s motion for a preliminary injunction, which sought to bar the Company’s Rugby stores from selling certain bags and to prevent the Company from using certain gift bags that were furnished to customers who made purchases at the Company’s United States Tennis Open temporary store. We believe this suit to be without merit and will continue to contest it vigorously.

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

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendants’ marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, the Company filed an appeal of the judge’s decision to deny the Company’s motion for a new trial to the United States Court of Appeals for the Second Circuit.

On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against us in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law occurred on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement was held before the Court on June 29, 2006. On October 26, 2006, the Court granted preliminary approval of the settlement and will begin the process of sending out claim forms to members of the class. The proposed settlement cost of $1.5 million does not exceed the reserve for this matter that we established in Fiscal 2005.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended September 30, 2006.

				Total Number of	Maximum Number
				Shares Purchased	(or Approximate Dollar Value)
				as Part of Publicly	of Shares That May Yet be
	Total Number of		Average Price	Announced Plans	Purchased Under the Plans
	Shares Purchased(1)		Paid per Share	or Programs	or Programs (millions)

July 2, 2006 to July 29, 2006	—		$—	—	$32.4
July 30, 2006 to August 26, 2006	384,600		57.05	384,600	250
August 27, 2006 to September 30, 2006	667,697	(2)	61.91	641,417	220

	1,052,297			1,026,017

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A Common Stock repurchase program. In August 2006, the Company’s Board of Directors approved an expansion of the Company’s common stock repurchase program that allows it to repurchase, from time to time, up to an additional $250 million of Class A common stock. This program does not have a fixed termination date.

(2)	Includes 26,280 shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on August 10, 2006. The following directors, constituting the entire Board of Directors of the Company, were elected at the Annual Meeting of Stockholders to serve until the 2007 Annual Meeting and their respective successors are duly elected and qualified.

Class A Directors

Frank A. Bennack, Jr.
Joel L. Fleishman

Class B Directors

Ralph Lauren
Roger N. Farah
Arnold H. Aronson
Dr. Joyce F. Brown
Judith A. McHale
Steven P. Murphy
Terry S. Semel

Each person elected as a director received the number of votes indicated beside his or her name. Class A directors are elected by the holders of Class A Common Stock and Class B directors are elected by the holders of Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and shares of Class B Common Stock are entitled to ten votes per share.

	Number of Votes	Number of Votes
	For	Withheld

Class A Directors:
Frank A. Bennack, Jr.	55,216,932	1,803,278
Joel L. Fleishman	55,217,128	1,803,132

Class B Directors:
Ralph Lauren	432,800,210	- 0 -
Roger N. Farah	432,800,210	- 0 -
Arnold H. Aronson	432,800,210	- 0 -
Dr. Joyce F. Brown	432,800,210	- 0 -
Judith A. McHale	432,800,210	- 0 -
Steven P. Murphy	432,800,210	- 0 -
Terry S. Semel	432,800,210	- 0 -

99,390,658 votes were cast for, and 897,217 votes were cast against the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending March 31, 2007. There were 12,406 abstentions and no broker non-votes.

Item 6.	Exhibits.

31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 9, 2006