Form 10-Q
period 2006-12-30
POLO RALPH LAUREN CORP
filed 2007-02-08
CIK 1037038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2006

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

At February 2, 2007, 60,581,186 shares of the registrant’s Class A Common Stock, $.01 par value, were outstanding and 43,280,021 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION

INDEX TO FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6.	Exhibits	48
Signatures		49
EX-10.1: Agency Agreemment
EX-10.2: Credit Agreement
EX-31.1: Certification
EX-31.2: Certification
EX-32.1: Certification
EX-32.2: Certification

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 30,	April 1,
	2006	2006
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$751.8	$285.7
Accounts receivable, net of allowances of $124.9 and $115.0 million	366.8	484.2
Inventories	483.9	485.5
Deferred tax assets	37.8	32.4
Prepaid expenses and other	74.5	90.7

Total current assets	1,714.8	1,378.5
Property and equipment, net	557.3	548.8
Deferred tax assets	12.2	—
Goodwill	710.0	699.7
Intangible assets, net	246.1	258.5
Other assets	290.2	203.2

Total assets	$3,530.6	$3,088.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168.4	$202.2
Income tax payable	69.5	46.6
Accrued expenses and other	367.0	314.3
Current maturities of debt	—	280.4

Total current liabilities	604.9	843.5
Long-term debt	393.8	—
Deferred tax liabilities	20.5	20.8
Other non-current liabilities	205.4	174.8

Commitments and contingencies (Note 12)
Total liabilities	1,224.6	1,039.1

Stockholders’ equity:
Class A common stock, par value $.01 per share; 68.5 million and 66.4 million shares issued; 61.1 million and 62.1 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	853.0	783.6
Retained earnings	1,691.2	1,379.2
Treasury stock, Class A, at cost (7.4 million and 4.3 million shares)	(281.5)	(87.1)
Accumulated other comprehensive income	42.2	15.5
Unearned compensation	—	(42.7)

Total stockholders’ equity	2,306.0	2,049.6

Total liabilities and stockholders’ equity	$3,530.6	$3,088.7

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(millions, except per share data)
	(unaudited)

Net sales	$1,076.2	$933.2	$3,084.0	$2,592.5
Licensing revenue	67.5	62.3	180.1	182.3

Net revenues	1,143.7	995.5	3,264.1	2,774.8
Cost of goods sold(a)	(529.7)	(464.0)	(1,486.0)	(1,277.4)

Gross profit	614.0	531.5	1,778.1	1,497.4

Other costs and expenses:
Selling, general and administrative expenses(a)	(426.8)	(381.7)	(1,229.2)	(1,082.9)
Amortization of intangible assets	(3.0)	(1.8)	(12.4)	(4.3)
Impairments of retail assets	—	(4.4)	—	(9.4)
Restructuring charges	—	—	(4.0)	—

Total other costs and expenses	(429.8)	(387.9)	(1,245.6)	(1,096.6)

Operating income	184.2	143.6	532.5	400.8
Foreign currency gains (losses)	(1.3)	(0.6)	(1.2)	(6.6)
Interest expense	(7.1)	(3.3)	(16.0)	(8.6)
Interest income	6.9	3.8	15.4	9.6
Equity in income of equity-method investees	1.4	1.6	3.1	4.6
Minority interest expense	(3.3)	(2.0)	(10.9)	(7.3)

Income before provision for income taxes	180.8	143.1	522.9	392.5
Provision for income taxes	(70.3)	(52.4)	(195.2)	(146.9)

Net income	$110.5	$90.7	$327.7	$245.6

Net income per common share:
Basic	$1.06	$0.87	$3.13	$2.36

Diluted	$1.03	$0.84	$3.04	$2.30

Weighted average common shares outstanding:
Basic	104.2	104.7	104.6	104.0

Diluted	107.6	107.8	107.7	106.9

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

(a) Includes total depreciation expense of:	$(29.8)	$(34.5)	$(91.8)	$(90.2)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 30,	December 31,
	2006	2005
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$327.7	$245.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	104.2	94.5
Deferred income tax expense (benefit)	(11.4)	(16.3)
Minority interest expense	10.9	7.3
Equity in the income of equity-method investees, net of dividends received	(0.7)	(4.6)
Non-cash stock compensation expense	31.2	21.1
Non-cash impairments of retail assets	—	9.4
Non-cash provision for bad debt expense	1.5	0.9
Loss on disposal of property and equipment	2.5	1.6
Non-cash foreign currency losses (gains)	5.4	3.8
Non-cash restructuring charges	1.8	—
Changes in operating assets and liabilities:
Accounts receivable	124.0	107.8
Inventories	11.3	4.5
Accounts payable and accrued liabilities	48.1	(7.4)
Other balance sheet changes	(2.4)	25.4

Net cash provided by operating activities	654.1	493.6

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price settlements	(1.3)	(114.0)
Capital expenditures	(104.0)	(97.6)
Cash deposits restricted in connection with taxes (Note 12)	(52.4)	—

Net cash used in investing activities	(157.7)	(211.6)

Cash flows from financing activities:
Proceeds from issuance of debt	380.0	—
Repayment of debt	(291.6)	—
Debt issuance costs	(2.1)	—
Payments of capital lease obligations	(3.7)	(1.0)
Payments of dividends	(15.7)	(15.7)
Distributions to minority interest holders	(4.5)	—
Repurchases of common stock	(180.5)	(3.2)
Proceeds from exercise of stock options	48.2	44.9
Excess tax benefits from stock-based compensation arrangements	29.6	—

Net cash (used in) provided by financing activities	(40.3)	25.0

Effect of exchange rate changes on cash and cash equivalents	10.0	(13.6)

Net increase (decrease) in cash and cash equivalents	466.1	293.4
Cash and cash equivalents at beginning of period	285.7	350.5

Cash and cash equivalents at end of period	$751.8	$643.9

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

Basis of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). In particular, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), the Company consolidates (a) Polo Ralph Lauren Japan Corporation (“PRL Japan,” formerly known as New Polo Japan, Inc.), a 50%-owned venture with Onward Kashiyama Co. Ltd (45%) and The Seibu Department Stores, Ltd (5%), and (b) Ralph Lauren Media, LLC (“RL Media”), a 50%-owned venture with NBC Universal, Inc. and affiliated companies (collectively, “NBC”). RL Media conducts the Company’s e-commerce initiatives through a jointly owned internet site known as Polo.com.

All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to March 31. As such, all references to “Fiscal 2007” represent the 52-week fiscal year ending March 31, 2007 and references to “Fiscal 2006” represent the 52-week fiscal year ending April 1, 2006.

The financial position and operating results of the Company’s consolidated 50% interest in PRL Japan are reported on a one-month lag. Similarly, prior to the fourth quarter of Fiscal 2006, the financial position and operating results of RL Media were reported on a three-month lag. During the fourth quarter of Fiscal 2006, RL Media changed its fiscal year, which was formerly on a calendar-year basis, to conform with the Company’s fiscal-year basis. In connection with this change, the three-month reporting lag for RL Media was eliminated. Accordingly, the Company’s operating results included in this Form 10-Q for the third quarter of Fiscal 2007 include the operating results of RL Media for the three-month and nine-month periods ended December 30, 2006, whereas the third quarter of Fiscal 2006 include the operating results of RL Media for the three-month and nine-

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month periods ended September 30, 2005. The net effect from this change in RL Media’s fiscal year was not material to the consolidated financial statements.

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

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include reserves for customer returns, discounts, end-of-season markdown allowances and operational chargebacks; reserves for the realizability of inventory; reserves for litigation and other contingencies; impairments of long-lived tangible and intangible assets; depreciation and amortization expense; accounting for income taxes and related contingencies; the valuation of stock-based compensation and related forfeiture rates; and accounting for business combinations under the purchase method of accounting.

Seasonality of Business

The Company’s business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended December 30, 2006 are not necessarily indicative of the results that may be expected for Fiscal 2007 as a whole.

Reclassifications

Certain reclassifications have been made to the prior period’s financial information to conform to the current period’s presentation.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A rollforward of the activity for the three and nine-month periods ended December 30, 2006 and December 31, 2005, respectively, in the Company’s reserves for returns, discounts, end-of-season markdown allowances and operational chargebacks is presented below:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(millions)

Beginning reserve balance	$114.3	$89.7	$107.5	$100.0
Amounts charged against revenue to increase reserve	94.2	66.6	273.3	200.4
Amounts credited against customer accounts to decrease reserve	(93.5)	(66.0)	(267.0)	(209.0)
Foreign currency translation	1.1	(0.2)	2.3	(1.3)

Ending reserve balance	$116.1	$90.1	$116.1	$90.1

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s customers, and an evaluation of the impact of economic conditions. A rollforward of the activity for the three and nine-month periods ended December 30, 2006 and December 31, 2005, respectively, in the Company’s allowances for doubtful accounts is presented below:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(millions)

Beginning reserve balance	$8.3	$8.3	$7.5	$11.0
Amount charged to expense to increase reserve	0.5	0.2	1.5	0.9
Amount written off against customer accounts to decrease reserve	(0.3)	(0.7)	(0.7)	(3.8)
Foreign currency translation	0.3	(0.3)	0.5	(0.6)

Ending reserve balance	$8.8	$7.5	$8.8	$7.5

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(millions)

Basic	104.2	104.7	104.6	104.0
Dilutive effect of stock options, restricted stock and restricted stock units	3.4	3.1	3.1	2.9

Diluted shares	107.6	107.8	107.7	106.9

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the satisfaction of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of December 30, 2006, there was an aggregate of approximately 1.2 million additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first will be required to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the “more-likely-than-not” recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for the Company as of the beginning of Fiscal 2008 (April 1, 2007). The Company currently is evaluating the effect of FIN 48 on its financial statements.

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

Acquisition of Polo Jeans Business

On February 3, 2006, the Company acquired from Jones Apparel Group, Inc. and its subsidiaries (“Jones”) all of the issued and outstanding shares of capital stock of Sun Apparel, Inc., the Company’s licensee for men’s and women’s casual apparel and sportswear in the United States and Canada (the “Polo Jeans Business”). The acquisition cost was approximately $260 million, including $3 million of transaction costs. In addition, simultaneous with the transaction, the Company settled all claims under its litigation with Jones for a cost of $100 million.

The results of operations for the Polo Jeans Business have been consolidated in the Company’s results of operations commencing February 4, 2006. In addition, the purchase price has been allocated on a preliminary basis as follows: inventory of $36 million; finite-lived intangible assets of $159 million (consisting of the re-acquired license of $97 million, customer relationships of $57 million and order backlog of $5 million); goodwill of $126 million; and deferred tax and other liabilities, net, of $61 million. Other than inventory, Jones retained the right to all working capital balances on the date of closing.

The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. As a result, the purchase price allocation is subject to change. The Company also entered into a transition services agreement with Jones to provide a variety of operational, financial and information systems services over a period of six to twelve months from the date of the acquisition of the Polo Jeans Business.

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

6.	Inventories

Inventories consist of the following:

	December 30,	April 1,
	2006	2006
	(millions)

Raw materials	$8.2	$6.0
Work-in-process	35.2	22.0
Finished goods	440.5	457.5

	$483.9	$485.5

7.	Restructuring

The Company has recorded restructuring liabilities over the past few years relating to various cost-savings initiatives, as well as certain of its acquisitions. In accordance with US GAAP, restructuring costs incurred in connection with an acquisition are capitalized as part of the purchase accounting for the transaction. Such acquisition-related restructuring costs were not material in any period. Liabilities for costs associated with non-acquisition-related restructuring initiatives are expensed and initially measured at fair value when incurred in accordance with US GAAP. A description of the nature of significant non-acquisition-related restructuring activities and related costs is presented below.

Fiscal 2006 Restructuring

During the fourth quarter of Fiscal 2006, the Company committed to a plan to restructure its Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory stores and the intention to dispose of by sale or closure all eight of Club Monaco’s Caban Concept Stores (the “Caban Stores” and, collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, an aggregate restructuring-related charge of $12 million was recognized in Fiscal 2006.

During the first quarter of Fiscal 2007, the Company ultimately decided to close all Caban Stores and recognized an additional $2.2 million of restructuring charges, primarily relating to lease termination costs. During the second quarter of Fiscal 2007, the Company incurred additional restructuring charges of approximately $1.8 million, principally relating to additional Caban store lease termination costs for space that was still being used at the end of the first quarter of Fiscal 2007.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity in Fiscal 2007 in the Club Monaco Restructuring Plan liability is as follows:

Lease and
Contract
Termination
Costs
(millions)

Balance at April 1, 2006	$1.2
Additions charged to expense	4.0
Cash payments charged against reserve	(2.9)

Balance at December 30, 2006	$2.3

8.	Debt

Euro Debt

The Company had outstanding approximately €227 million principal amount of 6.125% notes that were due on November 22, 2006, from an original issuance of €275 million in 1999 (the “1999 Euro Debt”). On October 5, 2006, the Company completed a new issuance of €300 million principal amount of 4.50% notes due October 4, 2013 (the “2006 Euro Debt”). The Company used a portion of the net proceeds from the financing of approximately $380 million (based on the exchange rate in effect upon issuance) to repay the remaining 1999 Euro Debt at par on its maturity date. The balance of such net proceeds will be used for general corporate and working capital purposes. The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest, in the event of certain developments involving United States tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest.

As of December 30, 2006, the carrying value of the 2006 Euro Debt was $393.8 million.

Revolving Credit Facility

The Company has a credit facility, which was amended on November 28, 2006, (the “Credit Facility”) that provides for a $450 million unsecured revolving line of credit. The Credit Facility also is used to support the issuance of letters of credit. As of December 30, 2006, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $36.8 million of outstanding letters of credit (primarily relating to inventory purchase commitments).

The Company amended certain terms of its Credit Facility as a result of recent upgrades in the Company’s credit ratings from Standard & Poors and Moody’s. Key changes under the amendment include:

•	An increase in the ability of the Company to expand its additional borrowing availability from $525 million to $600 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments;

•	An extension of the term of the Credit Facility to November 2011 from October 2009;

•	A reduction in the margin over LIBOR paid by the Company on amounts drawn under the Credit Facility to 35 basis points from 50 basis points;

•	A reduction in the commitment fee for the unutilized portion of the Credit Facility to 8 basis points from 12.5 basis points; and

•	The elimination of the coverage ratio financial covenant.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (a) a base rate determined by reference to the higher of (i) the prime commercial lending rate of JP Morgan Chase Bank, N.A. in effect from time to time and (ii) the weighted-average overnight Federal funds rate (as published by the Federal Reserve Bank of New York) plus 50 basis points or (b) a LIBOR rate in effect from time to time, as adjusted for the Federal Reserve Board’s Euro currency liabilities maximum reserve percentage plus a margin defined in the Credit Facility (“the applicable margin”). The applicable margin of 35 basis points is subject to adjustment based on the Company’s credit ratings.

In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of December 30, 2006, no Default or Event of Default (as such terms are defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Upon the occurrence of an Event of Default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Credit Facility provides that an event of default will occur if Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, and related entities fail to maintain a specified minimum percentage of the voting power of the Company’s common stock.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 30, 2006, the Company had contracts for the sale of $215.5 million of foreign currencies at fixed rates. Of these $215.5 million of sales contracts, $173.0 million were for the sale of Euros and $42.5 million were for the sale of Japanese Yen. The fair value of the forward contracts was an unrealized loss of $1.5 million.

The Company records foreign currency exchange contracts at fair value in its balance sheet and designates these derivative instruments as cash flow hedges in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). As such, the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then either recognized in income in the period in which the related royalties being hedged are received, or in the case of inventory purchases, recognized as part of the cost of the inventory being hedged when sold. However, to the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties or inventory purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in earnings. No significant gains or losses relating to ineffective hedges were recognized in the periods presented.

Hedge of a Net Investment in Certain European Subsidiaries

Prior to the repayment of the 1999 Euro Debt in November 2006, the entire principal amount was designated as a hedge of the Company’s net investment in certain of its European subsidiaries in accordance with FAS 133. Contemporaneous with this repayment, the Company designated the entire principal amount of the 2006 Euro Debt, issued in October 2006 (see Note 8), as a hedge of its net investment in certain of its European subsidiaries. As required by FAS 133, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as, and is effective as, a hedge of the net investment in a foreign operation are reported in the same manner as a translation adjustment under FASB Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the 1999 Euro Debt and the 2006 Euro Debt resulting from changes in the Euro exchange rate have been and continue to be reported in stockholders’ equity as a component of accumulated other comprehensive income.

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

During the first six months of Fiscal 2007, the Company entered into three forward-starting interest rate swap contracts aggregating €200 million notional amount of indebtedness in anticipation of the Company’s proposed refinancing of the 1999 Euro Debt which was completed in October 2006. The Company designated these agreements as a cash flow hedge of a forecasted transaction to issue new debt in connection with the planned refinancing of its 1999 Euro Debt. The interest rate swaps hedged a total of €200.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the three interest swap contracts, the Company paid a weighted-average fixed rate of interest of 4.1% and received variable interest based upon six-month EURIBOR. The Company terminated the swaps on September 28, 2006, which was the date the interest rate for the 2006 Euro Debt was determined. As a result, the Company made a payment of approximately €3.5 million ($4.4 million based on the exchange rate in effect on that date) in settlement of the swaps. An amount of $0.2 million was recognized as a loss for the three months ending September 30, 2006 due to the partial ineffectiveness of the cash flow hedge as a result of the forecasted transaction closing on October 5, 2006 instead of November 22, 2006 (the maturity date of the 1999 Euro Debt). The remaining loss of $4.2 million has been

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred as a component of comprehensive income within stockholders’ equity and is being recognized in income as an adjustment to interest expense over the seven-year term of the 2006 Euro Debt.

10.	Stockholders’ Equity

Summary of Changes in Stockholders’ Equity

	Nine Months Ended
	December 30,	December 31,
	2006	2005
	(millions)

Balance at beginning of period	$2,049.6	$1,675.7
Comprehensive income:
Net income	327.7	245.6
Foreign currency translation gains (losses)	45.4	(31.6)
Net realized and unrealized derivative financial instrument gains (losses)	(18.7)	26.2

Total comprehensive income	354.4	240.2

Dividends declared	(15.6)	(15.7)
Repurchases of common stock	(191.3)	(3.3)
Other, primarily shares issued and equity grants made pursuant to stock compensation plans	108.9	78.5

Balance at end of period	$2,306.0	$1,975.4

Common Stock Repurchase Program

In August 2006, the Company’s Board of Directors approved an expansion of the Company’s common stock repurchase program that allows the Company to repurchase, at its discretion from time to time, up to an additional $250 million of Class A common stock. Share repurchases are subject to overall business and market conditions. Share repurchases under both this expanded program and the pre-existing program for the nine months ended December 30, 2006 amounted to 3.1 million shares of Class A common stock at a cost of $191.3 million, including $10.8 million (0.1 million shares) that was traded prior to the end of the period for which settlement occurred in January 2007. The remaining availability under the current common stock repurchase program was $158.3 million as of December 30, 2006. Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.

In February 2007, the Company’s Board of Directors approved a further expansion of this repurchase program for an additional $250 million.

Dividends

Since 2003, the Company has had a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on its common stock. The third quarter Fiscal 2007 dividend of $0.05 per share was declared on December 18, 2006, payable to shareholders of record at the close of business on December 29, 2006, and was paid on January 12, 2007. Dividends paid during the nine months ended December 30, 2006 and December 31, 2005 amounted to $15.7 million for both periods.

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

Impact on Results

Due to the timing of grants of stock-based compensation awards primarily late in the first quarter of Fiscal 2007, stock-based compensation costs recognized during the nine-month period ended December 30, 2006 are not indicative of the level of compensation costs expected to be incurred for Fiscal 2007 as a whole. A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005(a)	2006	2005(a)
	(millions)

Compensation expense	$(11.9)	$(10.1)	$(31.2)	$(21.1)

Income tax benefit	$4.3	$3.8	$11.4	$7.9

A summary of the incremental impact of adopting FAS 123R is as follows:

	Three Months	Nine Months
	Ended	Ended
	December 30,	December 30,
	2006	2006
	(millions, except per share data)

Income before provision for income taxes	$(1.8)	$(10.1)
Income tax benefit	0.5	3.5

Net income	$(1.3)	$(6.6)

Basic net income per common share	$(0.01)	$(0.06)
Diluted net income per common share	$(0.01)	$(0.06)

Cash flows from operating activities(b)		$(29.6)
Cash flows from financing activities		$29.6

Unearned compensation(c)		$43.0
Additional paid-in capital		$(43.0)

(a)	Prior to the adoption of FAS 123R and in accordance with existing accounting principles, the Company recognized stock-based compensation expense in connection with both service-based and performance-based restricted stock units, as well as for shares of restricted stock.

(b)	Prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

(c)	Unearned compensation was eliminated against additional paid-in capital as part of the adoption of FAS 123R as of April 2, 2006.

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

In accordance with the modified prospective application transition method, prior period financial statements have not been restated to reflect the effects of implementing FAS 123R. The following table presents the Company’s pro forma net income and net income per share if compensation expense for fixed stock option grants had been determined based on the fair value at the grant dates of such awards as defined by FAS 123 for the three and nine-month periods ended December 31, 2005:

	Three Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2005	2005
	(millions, except per share data)

Net income as reported	$90.7	$245.6
Add: stock-based employee compensation expense included in reported net income, net of tax	6.3	13.2
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(9.6)	(23.1)

Pro forma net income	$87.4	$235.7

Net income per share as reported:
Basic	$0.87	$2.36
Diluted	$0.84	$2.30
Pro forma net income per share:
Basic	$0.83	$2.27
Diluted	$0.81	$2.20

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company developed its assumptions by analyzing the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical exercise behavior of employees and non-employee directors. The Company’s assumptions used for the three and nine-month periods ended December 30, 2006 and December 31, 2005 were as follows:

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005

Expected term (years)	4.0	5.2	4.5	5.2
Expected volatility	29.5%	29.1%	33.2%	29.1%
Expected dividend yield	0.33%	0.44%	0.39%	0.47%
Risk-free interest rate	4.5%	3.7%	4.9%	3.7%
Weighted-average option grant date fair value	$21.32	$18.63	$19.26	$14.41

A summary of the stock option activity under all plans during the nine months ended December 30, 2006 is as follows:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value(a)
	(thousands)		(in years)	(millions)

Options outstanding at April 2, 2006	8,268	$28.69
Granted	864	56.13
Exercised	(1,981)	25.92
Cancelled/Forfeited	(125)	41.04

Options outstanding at December 30, 2006	7,026	$32.62	6.0	$320.7

Options vested and expected to vest(b) at December 30, 2006	6,754	$32.11	6.0	$311.7
Options exercisable at December 30, 2006	4,681	$26.28	5.2	$243.4

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

The aggregate intrinsic value of stock options exercised during the nine months ended December 30, 2006 and December 31, 2005 was $74.0 million and $40.2 million, respectively. As of December 30, 2006, there was $12.8 million of total unrecognized compensation expense related to nonvested stock options granted and the unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.1 years. Cash received from the exercise of stock options during the nine months ended December 30, 2006 and December 31,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 was $48.2 million and $44.9 million, respectively, and the related tax benefits realized were $29.6 million and $15.2 million, respectively.

Restricted Stock and Restricted Stock Units (“RSUs”)

The Company grants restricted shares of Class A common stock and service-based restricted stock units to certain of its senior executives. In addition, the Company grants performance-based restricted stock units to such senior executives and other key executives, and certain other employees of the Company.

Restricted shares of Class A common stock, which entitle the holder to receive a specified number of shares of Class A common stock at the end of a vesting period, are accounted for at fair value at the date of grant. Generally, restricted stock grants vest over a five-year period of time, subject to the executive’s continuing employment.

Restricted stock units entitle the grantee to receive shares of Class A common stock at the end of a vesting period. Service-based restricted stock units are payable in shares of Class A common stock and generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based restricted stock units also are payable in shares of Class A common stock and generally may vest over (1) a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s satisfaction of certain performance goals over the three-year period; or (2) ratably over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of separate annual performance goals. In addition, holders of certain restricted stock units are entitled to receive dividend equivalents in the form of additional restricted stock units in connection with the payment of dividends on the Company’s Class A common stock. Restricted stock units, including shares resulting from dividend equivalents paid on such units, are accounted for at fair value at the date of grant. The fair value of a restricted security is based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based restricted stock units is recognized over the service period when attainment of the performance goals is probable.

A summary of the restricted stock and restricted stock unit activity during the nine months ended December 30, 2006 is as follows:

	Restricted Stock		Service-Based RSUs		Performance-Based RSUs
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(thousands)		(thousands)		(thousands)

Nonvested at April 2, 2006	180	$24.47	550	$34.46	806	$39.38
Granted	—	—	100	55.43	571	55.17
Vested	(75)	21.97	—	—	(63)	34.23
Cancelled	—	—	—	—	(14)	51.12

Nonvested at December 30, 2006	105	$26.25	650	$37.69	1,300	$46.44

	Restricted Stock	Service-Based RSUs	Performance-Based RSUs

Total unrecognized compensation at December 30, 2006 (millions)	$2.2	$12.5	$32.3
Weighted-average years expected to be recognized over (in years)	2.1	2.0	1.8

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no restricted stock awards granted during the nine months ended December 31, 2005. The total fair value of restricted stock awards vested during the nine months ended December 30, 2006 and December 31, 2005 was $4.2 million and $4.9 million, respectively. The weighted-average grant date fair value of service-based restricted stock units granted during the nine months ended December 31, 2005 was $43.20. No service-based restricted stock units vested during the nine months ended December 30, 2006 or December 31, 2005. The weighted-average grant date fair value of performance-based restricted stock units granted during the nine months ended December 31, 2005 was $43.14. The total fair value of performance-based restricted stock units vested during the nine months ended December 30, 2006 and December 31, 2005 was $3.4 million and $2.7 million, respectively.

12.	Commitments and Contingencies

Credit Card Matters

The Company is indirectly subject to various claims relating to allegations of security breaches in certain of its retail store information systems. These claims have been made by various credit card associations, issuing banks and credit card processors with respect to cards issued by them pursuant to the rules imposed by certain credit card issuers, particularly Visa® and MasterCard®. The allegations include fraudulent credit card charges, the cost of replacing credit cards, related monitoring expenses and other related claims.

In Fiscal 2005, the Company was subject to various claims relating to an alleged security breach of its point-of-sale systems that occurred at certain Polo retail stores in the United States. The Company has recorded a reserve in an aggregate amount of $13 million to provide for its best estimate of losses related to these claims, of which $6.8 million was recorded during the second quarter of Fiscal 2006 and $6.2 million was recorded during Fiscal 2005. The Company has paid approximately $11 million through January 2007 in settlement of these various claims, and the eligibility period for filing any new claims expired at the end of January 2007.

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. While the investigation of the alleged Club Monaco compromise is ongoing, the evidence to date indicates that only numerical credit card data may have been accessed and not customer names or contact information. The Company’s Canadian credit card processor has required the Company to establish a reserve of $2 million to cover potential claims relating to this alleged compromise and is in the process of deducting funds from Club Monaco credit card transactions for this reserve.

The Company is cooperating with law enforcement authorities in both the United States and Canada in their investigations of these matters. The Company is also assessing its potential aggregate financial exposure with respect to its Club Monaco retail store information systems as a result of the alleged compromise. Although the claims could exceed the amount of the remaining $2 million approximate reserve, management believes that this reserve should be sufficient to cover the Company’s future financial exposure in connection with these matters. The ultimate resolution of these matters is not in any event expected to have a material adverse effect on the Company’s liquidity or financial position.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

substantially the same allegations and claims (excluding the Federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction against our production and sale of men’s and women’s handbags. On May 16, 2006, a discovery schedule was established for this case running through November 2006. Depositions commenced in this case in October 2006 and are expected to take place through February 2007. On October 31, 2006, the court denied Wathne’s motion for a preliminary injunction which sought to bar the Company’s Rugby stores from selling certain bags and to prevent the Company from using certain gift bags that were furnished to customers who made purchases at the Company’s United States Tennis Open temporary store. A trial date is not yet set for this lawsuit but the Company does not currently anticipate that this trial will occur prior to the fall of 2007. We believe this suit to be without merit and intend to continue to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

Polo Trademark Litigation

On October 1, 1999, we filed a lawsuit against the United States Polo Association Inc. (“USPA”), Jordache, Ltd. and certain other entities affiliated with them, alleging that the defendants were infringing on our trademarks. In connection with this lawsuit, on July 19, 2001, the USPA and Jordache filed a lawsuit against us in the United States District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserted claims related to our actions in connection with our pursuit of claims against the USPA and Jordache for trademark infringement and other unlawful conduct. Their claims stemmed from our contacts with the United States Polo Association’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims, except for our claims that the defendants violated the Company’s trademark rights, were settled in September 2003. We did not pay any damages in this settlement. On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, the Company filed an appeal of the judge’s decision to deny the Company’s motion for a new trial to the United States Court of Appeals for the Second Circuit. The Company is awaiting a decision from the Court with respect to this appeal.

California Labor Law Litigation

On September 18, 2002, an employee at one of our stores filed a lawsuit against the Company and our Polo Retail, LLC subsidiary in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, sought an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement was held before the Court on June 29, 2006. On October 26, 2006, the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court granted preliminary approval of the settlement and agreed to begin the process of sending out claim forms to members of the class. The proposed settlement cost of $1.5 million does not exceed the reserve for this matter that we established in Fiscal 2005. The proposed settlement would also result in the dismissal of the similar purported class action filed in San Francisco Superior Court as described below.

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

The Company disagrees with the position of the French tax authorities that such royalties were excessive. It is expected that the matter ultimately will be resolved under the competent authority procedures of the US-France Income Tax Treaty in order to avoid the double taxation of such income.

Under French tax law, the Company was required to provide bank guarantees for the payment of the asserted tax assessment prior to resolution under the competent authority procedures. Accordingly, the Company has

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arranged for certain banks to guarantee payment to the French tax authorities on behalf of the Company in the amount of €41.3 million. In order to secure these guarantees, primarily in Fiscal 2007, the Company placed a corresponding amount of cash in escrow with the banks as collateral for the guarantees. Such cash has been classified as “restricted cash” and reported as a component of “other assets” in the Company’s consolidated balance sheet. Management does not expect that the ultimate resolution of the asserted excess royalties matter will have a material adverse effect on the Company’s financial condition or results of operations.

The French tax authorities are required to complete their audit by December 31, 2007. While no significant adjustments other than the asserted excess royalty matter have been formally proposed by the French tax authorities as of the end of January 2007, certain tax positions taken by the Company in connection with the restructuring of its European operations in Fiscal 2004 could be challenged. The Company maintains a tax reserve against this potential exposure based on its best estimate of the probable outcome. However, if asserted, it is reasonably possible that an unfavorable settlement could exceed the Company’s established reserves by an estimated amount of up to approximately $30 million, including related employee profit-sharing obligations required under French law based on the reassessed higher level of taxable income. Nevertheless, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial condition.

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

The Company has three reportable segments: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. Our Wholesale segment consists of women’s, men’s and children’s apparel, accessories and related products which are sold to major department stores, specialty stores and our owned and licensed retail stores in the United States and overseas. Our Retail segment consists of the Company’s worldwide retail operations, which sell our products through our full-price and factory stores, as well as Polo.com, our 50%-owned e-commerce website. The stores and the website sell products purchased from our licensees, our suppliers and our Wholesale segment. Our Licensing segment generates revenues from royalties earned on the sale of our apparel, home and other products internationally and domestically through our licensing alliances. The licensing agreements grant the licensees rights to use our various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and operating income for each segment are as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(millions)

Net revenues:
Wholesale	$535.8	$454.0	$1,687.0	$1,368.7
Retail	540.4	479.2	1,397.0	1,223.8
Licensing	67.5	62.3	180.1	182.3

	$1,143.7	$995.5	$3,264.1	$2,774.8

Operating income:
Wholesale	$91.4	$82.2	$339.0	$271.6
Retail	94.9	63.8	226.3	138.8
Licensing	41.9	38.2	105.8	113.6

	228.2	184.2	671.1	524.0
Less:
Unallocated corporate expenses	(44.0)	(40.6)	(134.6)	(123.2)
Unallocated restructuring charges(a)	—	—	(4.0)	—

	$184.2	$143.6	$532.5	$400.8

(a)	Consists of restructuring charges relating to the Retail segment. See Note 7.

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(millions)

Depreciation and amortization:
Wholesale	$10.8	$11.0	$34.1	$29.3
Retail	13.2	16.9	42.1	40.4
Licensing	1.0	1.5	3.4	4.5
Unallocated corporate expenses	7.8	6.9	24.6	20.3

	$32.8	$36.3	$104.2	$94.5

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(millions)

Cash paid for interest	$18.6	$5.9	$20.2	$10.1

Cash paid for income taxes	$36.9	$37.5	$126.1	$146.7

Non-cash Transactions

Significant non-cash investing activities during the nine months ended December 30, 2006 included the capitalization of fixed assets and recognition of related obligations in the amount of $16.0 million. There were no other significant non-cash financing and investing activities for the nine months ended December 30, 2006. Significant non-cash investing activities during the nine months ended December 31, 2005 included the non-cash allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of the Footwear Business as more fully described in Note 5.

Licensing-related Transactions

Eyewear Licensing Agreement

As previously disclosed in the Company’s Fiscal 2006 10-K, in February 2006, the Company announced that it had entered into a ten-year exclusive licensing agreement with Luxottica Group, S.p.A. and affiliates (“Luxottica”) for the design, production and distribution of prescription frames and sunglasses under the Polo Ralph Lauren brand (the “Eyewear Licensing Agreement”).

The Eyewear Licensing Agreement took effect on January 1, 2007 after the Company’s pre-existing licensing agreement with another licensee expired. In early January, the Company received a prepayment of $181.5 million, net of certain tax withholdings, in consideration of the annual minimum royalty and design-services fees to be earned over the life of the contract. The prepayment is non-refundable, except with respect to certain breaches of the agreement by the Company, in which case only the unearned portion of the prepayment as determined based on the specific terms of the agreement would be required to be repaid.

Underwear Licensing Agreement

The Company licensed the right to manufacture and sell Chaps-branded underwear under a long-term license agreement, which was scheduled to expire in December 2009. During the third quarter of Fiscal 2007, the Company and the licensee agreed to terminate the licensing and related design-services agreements. In connection with this agreement, the Company received a portion of the minimum royalty and design-service fees due to it under the underlying agreements on an accelerated basis. The approximate $8 million of proceeds received by the Company has been recognized as licensing revenue in the accompanying consolidated financial statements for the three months ended December 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to expand internationally;

•	our plans to open new retail stores;

•	our ability to make certain strategic acquisitions of certain selected licensees;

•	our intention to introduce new products or enter into new alliances;

•	anticipated effective tax rates in future years;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability; and

•	our efforts to improve the efficiency of our distribution system.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. Significant factors that have the potential to cause our actual results to differ materially from our expectations are described in this Form 10-Q under the heading of “Risk Factors.” Our Annual Report on Form 10-K for the fiscal year ended April 1, 2006 (the “Fiscal 2006 10-K”) contains a detailed discussion of these risk factors. There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item IA, “Risk Factors,” of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context requires otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. Fiscal year 2007 will end on March 31, 2007 and will be a 52-week period (“Fiscal 2007”). Fiscal year 2006 ended on April 1, 2006 and reflected a 52-week period (“Fiscal 2006”). In turn, the third quarter for Fiscal 2007 ended December 30, 2006 and was a 13-week period. The third quarter for Fiscal 2006 ended December 31, 2005 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying unaudited interim financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, a summary of financial performance for the three-month and nine-month periods ended December 30, 2006 and December 31, 2005, as well as a discussion of transactions affecting comparability that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of Operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 30, 2006 and December 31, 2005.

•	Financial Condition and Liquidity. This section provides an analysis of our cash flows for the nine-month periods ended December 30, 2006 and December 31, 2005, as well as a discussion of our financial condition and liquidity as of December 30, 2006. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in financial condition and certain contractual obligations since the end of Fiscal 2006.

•	Market Risk Management. This section discusses any significant changes in our interest rate and foreign currency exposures, the types of derivative instruments used to hedge those exposures, or underlying market conditions since the end of Fiscal 2006.

•	Critical Accounting Policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2006 considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited financial statements included in our Fiscal 2006 10-K.

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

Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the retail segment. Accordingly, our operating results and cash flows for the three-month and nine-month periods ended December 30, 2006 are not necessarily indicative of the results and cash flows that may be expected for Fiscal 2007 as a whole.

Summary of Financial Performance

Three Months Ended December 30, 2006 Compared to Three Months Ended December 31, 2005

During the three-month period ended December 30, 2006, we reported revenues of $1.144 billion, net income of $110.5 million and net income per diluted share of $1.03. This compares to revenues of $995.5 million, net income of $90.7 million and net income per diluted share of $0.84 during the three-month period ended December 31, 2005. Our strong operating performance for the fiscal third quarter was primarily driven by 14.9% revenue growth led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in Fiscal 2006) and gross profit percentage expansion of 30 basis points to 53.7%. Excluding the effect of acquisitions, revenues increased by 9.6%. Operating results for Fiscal 2007 reflect a change in accounting for stock-based compensation relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” (“FAS 123R”) as of April 2, 2006. Total stock-based compensation costs were $11.9 million on a pretax basis ($7.6 million after-tax) in the third quarter of Fiscal 2007, compared to $10.1 million on a pretax basis ($6.3 million after-tax) in the third quarter of Fiscal 2006. In turn, net income per diluted share was reduced by stock compensation costs in the amount of $0.07 per share in the third quarter of Fiscal 2007, compared to $0.06 per share in the third quarter of Fiscal 2006. Offsetting the higher stock-based compensation costs and contributing to the growth in net income and net income per diluted share in the third quarter was a net reduction of approximately $4.4 million of pretax charges related to the impairments of retail assets in Fiscal 2007 as compared to Fiscal 2006. See “Transactions Affecting Comparability of Results of Operations and Financial Condition” described below.

Nine Months Ended December 30, 2006 Compared to Nine Months Ended December 31, 2005

During the nine-month period ended December 30, 2006, we reported revenues of $3.264 billion, net income of $327.7 million and net income per diluted share of $3.04. This compares to revenues of $2.775 billion, net income of $245.6 million and net income per diluted share of $2.30 during the nine-month period ended December 31, 2005. Our strong operating performance for the nine months of the fiscal year was primarily driven by 17.6% revenue growth led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in Fiscal 2006) and gross profit percentage expansion of 50 basis points to 54.5%. Excluding the effect of acquisitions, revenues increased by 11.9%. Total stock-based compensation costs reflecting the adoption of FAS 123R were $31.2 million on a pretax basis ($19.8 million after-tax) in the nine-month period ending December 30, 2006, compared to $21.1 million on a pretax basis ($13.2 million after-tax) in the nine-month period ending December 31, 2005. In turn, net income per diluted share was reduced by stock-based compensation costs in the amount of $0.18 per share during the nine-month period ending December 30, 2006, compared to $0.12 per share during the nine-month period ended December 31, 2005. Offsetting the higher stock-based compensation costs and contributing to the growth in net income and net income per diluted share during the nine-month period ended December 30, 2006 was a net reduction in Fiscal 2007 as compared to Fiscal 2006 of approximately $12.2 million of pretax charges related to restructurings, asset impairments and credit card contingencies. See “Transactions Affecting Comparability of Results of Operations and Financial Condition” described below.

See Note 11 to the accompanying unaudited consolidated financial statements for further discussion of the impact of adopting FAS 123R.

Financial Condition and Liquidity

Our financial position continues to reflect the strength of our business results. We ended the first nine months of Fiscal 2007 with a net cash position (total cash and cash equivalents less total debt) of $358.0 million, compared to $5.3 million at April 1, 2006. In addition, our stockholders’ equity increased to $2.306 billion at December 30, 2006, compared to $2.050 billion at the end of Fiscal 2006. During the third quarter of Fiscal 2007, we successfully completed the issuance of €300 million principal amount of 4.50% notes due October 4, 2013 (the “2006 Euro Debt”). We used the net proceeds from this issuance to repay approximately €227 million principal amount of Euro debt obligations that matured on November 22, 2006 (the “1999 Euro Debt”) and for general corporate and working capital purposes. Also during this quarter, we took advantage of our recent credit rating upgrades and amended our credit facility to increase our borrowing capacity, lower our financing costs and eliminate certain financial covenants (see Note 8 to the accompanying unaudited consolidated financial statements). We generated

$654.1 million of cash from operations during the nine months ended December 30, 2006, compared to $493.6 million in the comparable prior period. Our Board of Directors approved an expansion of our existing stock repurchase program to an additional $250 million of authorized repurchases as announced during the second quarter of Fiscal 2007 (see Note 10 to the accompanying unaudited consolidated financial statements). As part of this program, we purchased an additional 0.9 million shares of Class A common stock at a cost of $61.7 during the three months ended December 30, 2006.

Subsequent to the end of the quarter, in January 2007, our financial position improved further through the receipt of approximately $180 million of prepaid royalty and design-service fees from Luxottica Group, S.p.A. and affiliates (“Luxottica”) in connection with the start of our new, ten-year eyewear licensing agreement with Luxottica (see Note 14 to the accompanying unaudited consolidated financial statements).

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results has been affected by certain acquisitions that occurred in Fiscal 2006. In particular, the Company acquired the Polo Jeans Business on February 3, 2006 and the Footwear Business on July 15, 2005 (each as defined in Note 5 to the accompanying unaudited consolidated financial statements). In addition, as noted above, the comparability of the Company’s operating results also has been affected by the change in accounting for stock-based compensation effective as of the beginning of Fiscal 2007 and by certain pretax charges related to restructurings, asset impairments and credit card contingencies. A summary of the effect of these items on pretax income for each period is presented below:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(millions)

Stock-based compensation costs (see Note 11)	$(11.9)	$(10.1)	$(31.2)	$(21.1)
Restructuring charges (see Note 7)	—	—	(4.0)	—
Impairments of retail assets	—	(4.4)	—	(9.4)
Credit card contingency charge (see Note 12)	—	—	—	(6.8)

	$(11.9)	$(14.5)	$(35.2)	$(37.3)

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS

Three Months Ended December 30, 2006 Compared to Three Months Ended December 31, 2005

The following table sets forth the amounts and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the three months ended December 30, 2006 and December 31, 2005:

	Three Months Ended		Three Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(millions)

Net revenues	$1,143.7	$995.5	100.0%	100.0%
Cost of goods sold(a)	(529.7)	(464.0)	(46.3)%	(46.6)%

Gross profit	614.0	531.5	53.7%	53.4%
Selling, general and administrative expenses(a)	(426.8)	(381.7)	(37.3)%	(38.3)%
Amortization of intangible assets	(3.0)	(1.8)	(0.3)%	(0.2)%
Impairments of retail assets	—	(4.4)	0.0%	(0.4)%

Operating income	184.2	143.6	16.1%	14.4%
Foreign currency gains (losses)	(1.3)	(0.6)	(0.1)%	(0.1)%
Interest expense	(7.1)	(3.3)	(0.6)%	(0.3)%
Interest income	6.9	3.8	0.6%	0.4%
Equity in income of equity-method investees	1.4	1.6	0.1%	0.2%
Minority interest expense	(3.3)	(2.0)	(0.3)%	(0.2)%

Income before provision for income taxes	180.8	143.1	15.8%	14.4%
Provision for income taxes	(70.3)	(52.4)	(6.1)%	(5.3)%

Net income	$110.5	$90.7	9.7%	9.1%

Net income per share — Basic	$1.06	$0.87

Net income per share — Diluted	$1.03	$0.84

(a)	Includes depreciation expense of $29.8 million and $34.5 million for the three-month periods ended December 30, 2006 and December 31, 2005, respectively.

Net Revenues.  Net revenues for the third quarter of Fiscal 2007 were $1.144 billion, an increase of $148.2 million over net revenues for the third quarter of Fiscal 2006 due to a combination of organic growth and acquisitions. Wholesale revenues increased by $81.8 million primarily as a result of revenues from the newly acquired Polo Jeans Business, increased global sales in our menswear and womenswear product lines and the continued success of the Chaps for women and boys product lines launched during the first quarter of Fiscal 2007. The increase in net revenues also was driven by a $61.2 million revenue increase in our retail segment as a result of improved comparable global retail store sales, continued store expansion (including our new Tokyo flagship store) and growth in Polo.com sales. Licensing revenue increased by $5.2 million primarily due to the accelerated receipt and recognition of approximately $8 million of minimum royalty and design-service fees in connection with the termination of a licensing agreement. Net revenues by business segment were as follows:

	Three Months Ended
	December 30,	December 31,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Net revenues:
Wholesale	$535.8	$454.0	$81.8	18.0%
Retail	540.4	479.2	61.2	12.8%
Licensing	67.5	62.3	5.2	8.3%

	$1,143.7	$995.5	$148.2	14.9%

Wholesale net sales — the net increase primarily reflects:

•	the inclusion of $57 million of revenue from the newly acquired Polo Jeans Business;

•	a $20 million aggregate net increase led by our global menswear and womenswear businesses, primarily driven by growth in our Lauren product line, and the continued success from the domestic launch of our Chaps for women and boys product lines, partially offset by declines in our childrenswear and footwear product lines; and

•	a $5 million increase in revenues as a result of a favorable foreign currency effect due to the strengthening of the Euro in comparison to the U.S. dollar in the current period.

Retail net sales — For purposes of the discussion of retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refers to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until stores have been in their location for at least a full fiscal year. Comparable store sales information includes both Ralph Lauren stores and Club Monaco stores.

The increase in retail net sales primarily reflects:

•	an aggregate $30 million increase in comparable full-price and factory store sales on a global basis. This increase was driven by a 7.2% increase in comparable full-price store sales and a 7.5% increase in comparable factory store sales. Excluding a favorable $4 million effect on revenues from foreign currency exchange rates, comparable full-price store sales increased 6.1% and comparable factory store sales increased 6.6%;

•	a net increase in global store count of 2 stores compared to the prior period, to a total of 299 stores, as several new openings were offset by the closure of certain Club Monaco stores in the fourth quarter of Fiscal 2006 and the second quarter of Fiscal 2007; and

•	an approximate $22 million increase in sales at Polo.com, including a $16 million seasonal effect from a change in fiscal year in the legal entity that operates Polo.com enacted in the fourth quarter of Fiscal 2006.

Licensing revenues — the net increase in revenue reflects:

•	the accelerated receipt and recognition of approximately $8 million of minimum royalty and design-service fees in connection with the termination of a licensing agreement;

•	the loss of licensing revenues from our Polo Jeans Business now included as part of the Wholesale segment; and

•	an increase in international licensing royalties, which partially offset a decline in Home licensing royalties.

The following table sets forth the operating costs and expenses included in our consolidated statement of operations for the three months ended December 30, 2006 and December 31, 2005:

	Three Months Ended
	December 30,	December 31,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Cost of goods sold	$(529.7)	$(464.0)	$(65.7)	14.2%
Selling, general and administrative expenses	(426.8)	(381.7)	(45.1)	11.8%
Amortization of intangible assets	(3.0)	(1.8)	(1.2)	66.7%
Impairments of retail assets	—	(4.4)	4.4	(100.0)%

Cost of Goods Sold.  Cost of goods sold was $529.7 million for the three months ended December 30, 2006, compared to $464.0 million for the three months ended December 31, 2005. Expressed as a percentage of net revenues, cost of goods sold was 46.3% for the three months ended December 30, 2006, compared to 46.6% for the three months ended December 31, 2005. The net reduction in cost of goods sold as a percentage of revenues primarily reflects reduced markdown activity as a result of improved inventory management and better full-price sell-through of our products in all channels of distribution, in addition to the accelerated receipt and recognition of approximately $8 million of minimum royalty and design-service fees in connection with the termination of a license agreement.

Gross Profit.  Gross profit was $614.0 million for the three months ended December 30, 2006, an increase of $82.5 million, or 15.5%, compared to $531.5 million for the three months ended December 31, 2005. Gross profit as a percentage of net revenues increased to 53.7% in the third quarter of Fiscal 2007, compared to 53.4% in the third quarter of Fiscal 2006. The increase in gross profit reflected higher net sales and improved merchandise margins, generally across our wholesale product lines and retail businesses. However, the improvement in gross profit margins was partially offset by the lower gross profit performance of our newly acquired Polo Jeans business associated with the liquidation of existing inventory in anticipation of our redesign and launch of our new denim and casual sportswear product lines scheduled for spring 2007.

Selling, General and Administrative Expenses.  SG&A expenses were $426.8 million for the three months ended December 30, 2006, an increase of $45.1 million, or 11.8%, compared to $381.7 million for the three months ended December 31, 2005. SG&A expenses as a percent of net revenues decreased to 37.3% from 38.3%. The $45.1 million net increase in SG&A expenses was primarily driven by:

•	higher compensation-related expenses (excluding stock-based compensation) of approximately $18.6 million, principally relating to increased selling costs associated with higher retail sales and our ongoing worldwide retail store and product line expansion, and higher investment in infrastructure to support the ongoing growth of our businesses;

•	the inclusion of SG&A costs for our newly acquired Polo Jeans Business;

•	higher facilities costs to support the ongoing growth of our businesses; and

•	incremental stock-based compensation expense of $1.8 million as a result of the adoption of FAS 123R as of April 2, 2006 (refer to Note 11 to the accompanying unaudited consolidated financial statements).

Amortization of Intangible Assets.  Amortization of intangible assets increased to $3.0 million during the three months ended December 30, 2006 from $1.8 million during the three months ended December 31, 2005, primarily as a result of amortization of intangible assets related to the Polo Jeans Business acquired in February 2006.

Impairments of Retail Assets.  A non-cash impairment charge of $4.4 million was recognized during the three months ended December 31, 2005 to reduce the carrying value of fixed assets relating to our Club Monaco brand. No impairment charges were recognized in Fiscal 2007.

Operating Income.  Operating income increased $40.6 million, or 28.3%, for the three months ended December 30, 2006 over the three months ended December 31, 2005. Operating income for our three business segments is provided below:

	Three Months Ended
	December 30,	December 31,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Operating income:
Wholesale	$91.4	$82.2	$9.2	11.2%
Retail	94.9	63.8	31.1	48.7%
Licensing	41.9	38.2	3.7	9.7%

	228.2	184.2	44.0	23.9%
Less:
Unallocated corporate expenses	(44.0)	(40.6)	(3.4)	8.4%

	$184.2	$143.6	$40.6	28.3%

Wholesale operating income increased by $9.2 million primarily as a result of higher sales and improved gross margin rates in most product lines, as well as the incremental contribution from the newly acquired Polo Jeans business and new product lines. These increases were partially offset by increases in SG&A expenses and higher amortization expenses associated with intangible assets recognized in acquisitions.

Retail operating income increased by $31.1 million primarily as a result of increased net sales and improved gross margin rates, as well as the absence of a non-cash impairment charge of $4.4 million recognized in Fiscal 2006. These increases were partially offset by an increase in selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion, including the new Tokyo flagship store.

Licensing operating income increased by $3.7 million primarily due to the accelerated receipt and recognition of approximately $8 million of minimum royalty and design-service fees in connection with the termination of a license agreement, as well as an increase in international licensing royalties. These increases were partially offset by the loss of royalty income formerly collected in connection with the Polo Jeans Business, which has now been acquired and a decline in Home licensing royalties.

Unallocated corporate expenses increased by $3.4 million due to increases in compensation-related and facilities costs to support the ongoing growth of our businesses. The increase in compensation-related costs included higher stock-based compensation expenses due to the adoption of FAS 123R.

The following table sets forth the non-operating income and expenses included in our consolidated statement of operations for the three months ended December 30, 2006 and December 31, 2005:

	Three Months Ended
	December 30,	December 31,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Foreign currency gains (losses)	$(1.3)	$(0.6)	$(0.7)	116.7%
Interest expense	(7.1)	(3.3)	(3.8)	115.2%
Interest income	6.9	3.8	3.1	81.6%
Equity in income of equity-method investees	1.4	1.6	(0.2)	(12.5)%
Minority interest expense	(3.3)	(2.0)	(1.3)	65.0%

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.3 million during the three months ended December 30, 2006, compared to a loss of $0.6 million in the comparable prior period. The increase in foreign currency losses for the three months ended December 30, 2006 is the result of unsettled intercompany receivables and payables that were not of a long-term investment nature and were affected by the strengthening of the Euro during the period. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars at period-ends.

Interest Expense.  Interest expense increased to $7.1 million during the three months ended December 30, 2006, compared to $3.3 million in the comparable prior period. The increase is primarily due to overlapping interest on debt during the period between the issuance of the 2006 Euro Debt and the repayment of the 1999 Euro Debt.

Interest Income.  Interest income increased to $6.9 million during the three months ended December 30, 2006, compared to $3.8 million in the comparable prior period. This increase is due largely to higher balances of our invested excess cash.

Equity in Income of Equity-Method Investees.  Equity in the income of equity-method investees was $1.4 million during the three months ended December 30, 2006, compared to $1.6 million in the comparable prior period. This income relates to our 20% investment in Impact 21, a company that holds the sublicenses with PRL Japan for our men’s, women’s and jeans businesses in Japan (“Impact 21”). There were no significant fluctuations in equity income of equity-method investees.

Minority Interest Expense.  Minority interest expense increased to $3.3 million during the three months ended December 30, 2006, compared to $2.0 million in the comparable prior period. The net increase is primarily related to the improved operating performance of RL Media and the associated allocation of income to the minority partners.

Provision for Income Taxes.  The provision for income taxes increased to $70.3 million during the three months ended December 30, 2006, compared to $52.4 million in the comparable prior period. This is a result of the increase in pretax income, as well as an increase in our reported effective tax rate to 38.9% during the third quarter of Fiscal 2007 from 36.6% during the comparable prior period. The change in the reported effective tax rate for the three months ended December 30, 2006 compared to the comparable prior period is principally due to tax reserve adjustments associated with anticipated disallowed expense deductions in certain foreign jurisdictions. In addition, in accordance with APB No. 28, “Interim Financial Reporting,” the rate differential for the quarter also resulted from the required changes to the quarterly tax provision associated with the Company’s ongoing refinement of its best estimate of the effective tax rate expected for the full fiscal year.

Net Income.  Net income increased to $110.5 million during the three months ended December 30, 2006, compared to $90.7 million during the three months ended December 31, 2005. The $19.8 million increase in net income, or 21.8%, principally related to the $40.6 million increase in operating income, as previously discussed, offset in part by higher income taxes of $17.9 million.

Net Income Per Diluted Share.  Net income per diluted share increased to $1.03 during the three months ended December 30, 2006, compared to $0.84 during the three months ended December 31, 2005. The increase in diluted per share results was primarily due to the higher level of net income associated with our underlying operating performance.

Nine Months Ended December 30, 2006 Compared to Nine Months Ended December 31, 2005

The following table sets forth the amounts and the percentage relationship to net revenues of certain items in our consolidated statements of operations for the nine months ended December 30, 2006 and December 31, 2005:

	Nine Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(millions)

Net revenues	$3,264.1	$2,774.8	100.0%	100.0%
Cost of goods sold(a)	(1,486.0)	(1,277.4)	(45.5)%	(46.0)%

Gross profit	1,778.1	1,497.4	54.5%	54.0%
Selling, general and administrative expenses(a)	(1,229.2)	(1,082.9)	(37.7)%	(39.0)%
Amortization of intangible assets	(12.4)	(4.3)	(0.4)%	(0.2)%
Impairments of retail assets	—	(9.4)	0.0%	(0.3)%
Restructuring charges	(4.0)	—	(0.1)%	0.0%

Operating income	532.5	400.8	16.3%	14.4%
Foreign currency gains (losses)	(1.2)	(6.6)	(0.0)%	(0.2)%
Interest expense	(16.0)	(8.6)	(0.5)%	(0.3)%
Interest income	15.4	9.6	0.5%	0.3%
Equity in income of equity-method investees	3.1	4.6	0.1%	0.2%
Minority interest expense	(10.9)	(7.3)	(0.3)%	(0.3)%

Income before provision for income taxes	522.9	392.5	16.0%	14.1%
Provision for income taxes	(195.2)	(146.9)	(6.0)%	(5.3)%

Net income	$327.7	$245.6	10.0%	8.9%

Net income per share — Basic	$3.13	$2.36

Net income per share — Diluted	$3.04	$2.30

(a)	Includes depreciation expense of $91.8 million and $90.2 million for the nine-month periods ended December 30, 2006 and December 31, 2005, respectively.

Net Revenues.  Net revenues for the nine months ended December 30, 2006 were $3.264 billion, an increase of $489.3 million over net revenues for the nine months ended December 31, 2005 due to a combination of organic growth and acquisitions. Wholesale revenues increased by $318.3 million, primarily as a result of revenues from the newly acquired Polo Jeans and Footwear Businesses, the successful launch of the Chaps for women and boys product lines, and increased sales in our global menswear and womenswear product lines. The increase in net revenues also was driven by a $173.2 million revenue increase in our retail segment as a result of improved comparable global retail store sales, continued store expansion (including our new Tokyo flagship store) and growth in Polo.com sales. Licensing revenue decreased by $2.2 million primarily as a result of the loss of Polo Jeans and

Footwear Business product licensing revenue (now included as part of the Wholesale segment). Net revenues by business segment were as follows:

	Nine Months Ended
	December 30,	December 31,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Net revenues:
Wholesale	$1,687.0	$1,368.7	$318.3	23.3%
Retail	1,397.0	1,223.8	173.2	14.2%
Licensing	180.1	182.3	(2.2)	(1.2)%

	$3,264.1	$2,774.8	$489.3	17.6%

Wholesale net sales — the net increase primarily reflects:

•	the inclusion of $174 million of revenues from our newly acquired Footwear and Polo Jeans Business;

•	a $131 million aggregate net increase in our global menswear, womenswear and childrenswear businesses, primarily driven by strong growth in our Lauren product line, increased full-price sell-through performance in our menswear business and the effects from the successful domestic launch of our Chaps for women and boys product lines; and

•	a $13 million increase in revenues due to a favorable foreign currency effect, primarily related to the strengthening of the Euro in comparison to the U.S. dollar in Fiscal 2007.

Retail net sales — the net increase primarily reflects:

•	an aggregate $85 million increase in comparable full-price and factory store sales on a global basis. This increase was driven by a 7.8% increase in comparable full-price store sales and an 8.0% increase in comparable factory store sales. Excluding a net favorable $5 million effect on revenues from foreign currency exchange rates, comparable full-price and factory store sales increased 7.4% and 7.7%, respectively;

•	an average net increase in store count of 5 stores compared to the prior period, to a total of 299 stores, as several new openings were offset by the closure of certain Club Monaco stores in the fourth quarter of Fiscal 2006 and the second quarter of Fiscal 2007; and

•	a $38 million increase in sales at Polo.com, including a $18 million seasonal effect from a change in fiscal year in the legal entity that operates Polo.com enacted in the fourth quarter of Fiscal 2006.

Licensing revenue — the net decrease primarily reflects:

•	the loss of licensing revenues from our Polo Jeans Business and Footwear Business now included as part of the Wholesale segment; and

•	a decline in Home licensing royalties, partially offset by an increase in international licensing royalties and the accelerated receipt and recognition of approximately $8 million of minimum royalty and design-service fees in connection with the termination of a license agreement.

The following table sets forth the operating costs and expenses included in our consolidated statement of operations for the nine months ended December 30, 2006 and December 31, 2005:

	Nine Months Ended
	December 30,	December 31,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Cost of goods sold	$(1,486.0)	$(1,277.4)	$(208.6)	16.3%
Selling, general and administrative expenses	(1,229.2)	(1,082.9)	(146.3)	13.5%
Amortization of intangible assets	(12.4)	(4.3)	(8.1)	188.4%
Impairments of retail assets	—	(9.4)	9.4	(100.0)%
Restructuring charges	(4.0)	—	(4.0)	NM

NM - Not Meaningful

Cost of Goods Sold.  Cost of goods sold was $1.486 billion for the nine months ended December 30, 2006, compared to $1.277 billion for the nine months ended December 31, 2005. Expressed as a percentage of net revenues, cost of goods sold was 45.5% for the nine months ended December 30, 2006, compared to 46.0% for the nine months ended December 31, 2005. The net reduction in cost of goods sold as a percentage of revenues primarily reflects the ongoing focus on inventory management, sourcing efficiencies, reduced markdown activity as a result of better full-price sell-through of our products, and the accelerated receipt and recognition of approximately $8 million of minimum royalty and design-service fees in connection with the termination of a license agreement.

Gross Profit.  Gross profit was $1.778 billion for the nine months ended December 30, 2006, an increase of approximately $281.0 million, or 18.8%, compared to $1.497 billion for the nine months ended December 31, 2005. Gross profit as a percentage of net revenues increased to 54.5%, compared to 54.0% in the comparable period of the prior year. The increase in gross profit reflected higher net sales and improved merchandise margins, generally across our wholesale product lines and retail businesses. However, the improvement in gross profit margins was partially offset by the lower gross profit performance of our newly acquired Polo Jeans business associated with the liquidation of existing inventory in anticipation of our redesign and launch of our new denim and casual sportswear product lines scheduled for spring 2007.

Selling, General and Administrative Expenses.  SG&A expenses were $1.229 billion for the nine months ended December 30, 2006, an increase of $146.3 million, or 13.5%, compared to $1.083 billion for the nine months ended December 31, 2005. SG&A expenses as a percent of net revenues decreased to 37.7% from 39.0%. The $146.3 million net increase in SG&A expenses was primarily driven by:

•	higher compensation-related expenses (excluding stock-based compensation) of approximately $58.0 million, principally relating to increased selling costs associated with higher retail sales and our ongoing worldwide retail store and product line expansion, and higher investment in infrastructure to support the ongoing growth of our businesses;

•	the inclusion of SG&A costs for our newly acquired Footwear and Polo Jeans Businesses;

•	higher brand-related marketing and facilities costs to support the ongoing growth of our businesses;

•	incremental stock-based compensation expense of $10.1 million as a result of the adoption of FAS 123R as of April 2, 2006 (refer to Note 11 to the accompanying unaudited consolidated financial statements); and

•	a reduction in costs of $6.8 million due to the absence of the credit card contingency charge recognized in Fiscal 2006.

Amortization of Intangible Assets.  Amortization of intangible assets increased to $12.4 million during the nine months ended December 30, 2006 from $4.3 million during the nine months ended December 31, 2005 as a result of amortization of intangible assets related to the Polo Jeans Business acquired in February 2006 and the Footwear Business acquired in July 2005.

Impairments of Retail Assets.  A non-cash impairment charge of $9.4 million was recognized during the nine months ended December 31, 2005 to reduce the carrying value of fixed assets largely relating to our Club Monaco brand. No impairment charges were recognized in Fiscal 2007.

Restructuring Charges.  Restructuring charges of $4.0 million were recognized during the nine months ended December 30, 2006, principally associated with the Club Monaco Restructuring Plan. No restructuring charges were recognized during the comparable period in Fiscal 2006.

Operating Income.  Operating income increased $131.7 million, or 32.9%, for the nine months ended December 30, 2006 over the nine months ended December 31, 2005. Operating income for our three business segments is provided below:

	Nine Months Ended
	December 30,	December 31,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Operating income:
Wholesale	$339.0	$271.6	$67.4	24.8%
Retail	226.3	138.8	87.5	63.0%
Licensing	105.8	113.6	(7.8)	(6.9)%

	671.1	524.0	147.1	28.1%
Less:
Unallocated corporate expenses	(134.6)	(123.2)	(11.4)	9.3%
Unallocated restructuring charges	(4.0)	—	(4.0)	NM

	$532.5	$400.8	$131.7	32.9%

NM - Not Meaningful

Wholesale operating income increased by $67.4 million primarily as a result of higher sales and improved gross margin rates in most product lines, as well as the incremental contribution from the newly acquired Polo Jeans business and new product lines. These increases were partially offset by increases in SG&A expenses and higher amortization expenses associated with intangible assets recognized in acquisitions.

Retail operating income increased by $87.5 million primarily as a result of increased net sales and improved gross margin rates, as well as the absence of a non-cash impairment charge of $9.4 million recognized in Fiscal 2006. These increases were partially offset by an increase in selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion, including the new Tokyo flagship store.

Licensing operating income decreased by $7.8 million primarily due to the loss of royalty income formerly collected in connection with the Footwear and Polo Jeans Businesses, which have now been acquired. The decline in Home licensing royalties also contributed to the decrease, partially offset by the accelerated receipt and recognition of approximately $8 million of minimum royalty and design-service fees in connection with the termination of a license agreement as well as an increase in international licensing royalties.

Unallocated corporate expenses increased by $11.4 million primarily as a result of increases in brand-related marketing, payroll-related and facilities costs to support the ongoing growth of our businesses. The increase in compensation-related costs includes higher stock-based compensation expense due to the adoption of FAS 123R. Such increases were partially offset by the absence of a $6.8 million charge recognized in Fiscal 2006 to increase our reserve against the financial exposure associated with the credit card contingency.

Unallocated restructuring charges.  Unallocated restructuring charges were $4.0 million during the nine months ended December 30, 2006, principally associated with the Club Monaco Restructuring Plan (as defined in Note 7 to the accompanying unaudited consolidated financial statements). There were no restructuring charges recognized in the comparable period of Fiscal 2006.

The following table sets forth the non-operating income and expenses included in our consolidated statement of operations for the nine months ended December 30, 2006 and December 31, 2005:

	Nine Months Ended
	December 30,	December 31,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Foreign currency gains (losses)	$(1.2)	$(6.6)	$5.4	(81.8)%
Interest expense	(16.0)	(8.6)	(7.4)	86.0%
Interest income	15.4	9.6	5.8	60.4%
Equity in income of equity-method investees	3.1	4.6	(1.5)	(32.6)%
Minority interest expense	(10.9)	(7.3)	(3.6)	49.3%

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.2 million during the nine months ended December 30, 2006, compared to a loss of $6.6 million in the comparable prior period. The decrease in foreign currency losses compared to the prior period is due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense increased to $16.0 million during the nine months ended December 30, 2006, compared to $8.6 million in the comparable prior period. (The increase is primarily due to interest on additional capitalized lease obligations compared to the prior period, overlapping interest on debt during the period between the issuance of the 2006 Euro Debt and the repayment of the 1999 Euro Debt and higher effective interest rates.

Interest Income.  Interest income increased to $15.4 million during the nine months ended December 30, 2006, compared to $9.6 million in the comparable prior period. This increase is due largely to higher interest rates and balances on our invested excess cash.

Equity in Income of Equity-Method Investees.  Equity in the income of equity-method investees was $3.1 million during the nine months ended December 30, 2006, compared to $4.6 million in the comparable prior period. The decrease related to lower income from our 20% investment in Impact 21.

Minority Interest Expense.  Minority interest expense increased to $10.9 million during the nine months ended December 30, 2006, compared to $7.3 million in the comparable prior period. The net increase is primarily related to the improved operating performance of RL Media compared to the prior period and the associated allocation of income to the minority partners.

Provision for Income Taxes.  The provision for income taxes increased to $195.2 million during the nine months ended December 30, 2006, compared to $146.9 million in the comparable prior period. This is a result of the increase in pretax income partially offset by a slight decrease in our reported effective tax rate to 37.3% during the third quarter of Fiscal 2007 from 37.4% during the comparable prior period.

Net Income.  Net income increased to $327.7 million for the nine months ended December 30, 2006, compared to $245.6 million for the nine months ended December 31, 2005. The $82.1 million increase in net income, or 33.4%, principally related to our $131.7 million increase in operating income, as previously discussed, offset in part by higher income taxes of $48.3 million.

Net Income Per Diluted Share.  Net income per diluted share increased to $3.04 per share for the nine months ended December 30, 2006, compared to $2.30 per share for the nine months ended December 31, 2005. The increase in diluted per share results was primarily due to the higher level of net income associated with our underlying operating performance, partially offset by higher weighted-average diluted shares outstanding.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At December 30, 2006, we had $751.8 million of cash and cash equivalents, $393.8 million of debt (net cash of $358.0 million, defined as total cash and cash equivalents less total debt) and $2.306 billion of stockholders’ equity. This compares to $285.7 million of cash and cash equivalents, $280.4 million of debt (net cash of $5.3 million) and $2.050 billion of stockholders’ equity at April 1, 2006.

The increase in our net cash position principally relates to our growth in operating cash flows and the excess proceeds raised through the third-quarter refinancing of the Company’s Euro debt, partially offset by the use of cash to repurchase shares of common stock in connection with the Company’s common stock repurchase program. The increase in stockholders’ equity principally relates to the Company’s strong earnings growth during the first nine months of Fiscal 2007, offset in part by the effects from its common stock repurchase program.

Cash Flows

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $654.1 million during the nine-month period ended December 30, 2006, compared to $493.6 million for the nine-month period ended December 31, 2005. This $160.5 million increase in operating cash flow was driven primarily by the increase in net income, as well as a decrease in working capital. On a comparative basis, operating cash flows were reduced by approximately $30.0 million as a result of a change in the reporting of excess tax benefits from stock-based compensation arrangements. That is, prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than in operating cash flows as a reduction of taxes paid.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $157.7 million for the nine months ended December 30, 2006, as compared to $211.6 million for the nine months ended December 31, 2005. Acquisition spending decreased by $112.7 million primarily as a result of the acquisition of the Footwear Business, which closed in Fiscal 2006. Net cash used in investing activities for Fiscal 2007 included $52.4 million of restricted cash placed in escrow in connection with the French income tax audit matter described in Note 12 to the accompanying unaudited consolidated financial statements. Net cash used in investing activities also included $104.0 million relating to capital expenditures, as compared to $97.6 million in the comparable period in Fiscal 2006.

Net Cash Used in/Provided by Financing Activities.  Net cash used in financing activities was $40.3 million for the nine months ended December 30, 2006, compared to net cash provided by financing activities of $25.0 million in the nine months ended December 31, 2005. The increase in net cash used in financing activities during the nine months ended December 30, 2006 principally related to the repayment of approximately €227 million principal amount ($291.6 million) of our 1999 Euro Debt and the repurchase of approximately 3 million shares of Class A common stock pursuant to the Company’s common stock repurchase program at a cost of $180.5 million. Partially offsetting the increase was the receipt of proceeds from the issuance of €300 million principal amount ($380.0 million) of 2006 Euro Debt. This increase was offset by the receipt of $48.2 million from the exercise of stock options, as compared to $44.9 million for the nine months ended December 31, 2005, and the change in the reporting of excess tax benefits from stock-based compensation arrangements of approximately $30.0 million.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, which includes the approximate $180 million of net proceeds received subsequent to the end of the third quarter in January 2007 under a new eyewear licensing agreement with Luxottica (see Note 14 to the accompanying unaudited consolidated financial statements), $450 million of availability under its credit facility, available cash and equivalents and other potential sources of financial capacity relating to its under-leveraged capital structure. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases and other corporate activities. Management believes that the Company’s existing resources of cash will be sufficient to support its operating and capital requirements for the foreseeable future.

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no borrowings under its credit facility as of December 30, 2006. However, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency or a material adverse business development. Also, as discussed below, in October 2006, the Company completed the issuance of €300 million principal amount of 2006 Euro Debt. The Company used the net proceeds from the financing to repay approximately €227 principal amount of its 1999 Euro Debt. The balance of such proceeds will be used for general corporate and working capital purposes. The Company also amended its Credit Facility in November 2006, which extended the term to 2011, as a result of recent upgrades in the Company’s credit ratings from Standard & Poors (to BBB+) and Moody’s (to Baa1). See “Revolving Credit Facility” described below.

Common Stock Repurchase Program

In August 2006, the Company’s Board of Directors approved an expansion of the Company’s common stock repurchase program that allows the Company to repurchase, at its discretion from time to time, up to an additional $250 million of Class A common stock. Share repurchases are subject to overall business and market conditions. Share repurchases under both this expanded program and the pre-existing program for the nine months ended December 30, 2006 amounted to 3.1 million shares of Class A common stock at a cost of $191.3 million, including $10.8 million (0.1 million shares) that was traded prior to the end of the period for which settlement occurred in January 2007. The remaining availability under the current common stock repurchase program was $158.3 million as of December 30, 2006.

In February 2007, the Company’s Board of Directors approved a further expansion of this repurchase program for an additional $250 million.

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

The Company declared a quarterly dividend of $0.05 per outstanding share in the third quarter of both Fiscal 2007 and Fiscal 2006. The aggregate amount of dividend payments during the nine months ended December 30, 2006 and December 31, 2005 was $15.7 million for both periods.

Debt and Covenant Compliance

Euro Debt

The Company had outstanding approximately €227 million principal amount of 6.125% notes that were due on November 22, 2006, from an original issuance of €275 million in 1999 (the “1999 Euro Debt”). On October 5, 2006, the Company completed a new issuance of €300 million principal amount of 4.50% notes due October 4, 2013 (the “2006 Euro Debt”). The Company used a portion of the net proceeds from the financing of approximately $380 million (based on the exchange rate in effect upon issuance) to repay the remaining 1999 Euro Debt at par on its maturity date. The balance of such net proceeds will be used for general corporate and working capital purposes. The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest, in the event of certain developments involving United States tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest.

As of December 30, 2006, the carrying value of the 2006 Euro Debt was $393.8 million.

Revolving Credit Facility

The Company has a credit facility, which was amended on November 28, 2006, (the “Credit Facility”) that provides for a $450 million unsecured revolving line of credit. The Credit Facility also is used to support the issuance of letters of credit. As of December 30, 2006, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $36.8 million of outstanding letters of credit (primarily relating to inventory purchase commitments).

The Company amended certain terms of its Credit Facility as a result of recent upgrades in the Company’s credit ratings from Standard & Poors and Moody’s. Key changes under the amendment include:

•	An increase in the ability of the Company to expand its additional borrowing availability from $525 million to $600 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments;

•	An extension of the term of the Credit Facility to November 2011 from October 2009;

•	A reduction in the margin over LIBOR paid by the Company on amounts drawn under the Credit Facility to 35 basis points from 50 basis points;

•	A reduction in the commitment fee for the unutilized portion of the Credit Facility to 8 basis points from 12.5 basis points; and

•	The elimination of the coverage ratio financial covenant.

There are no mandatory reductions in borrowing availability throughout the term of the Credit Facility.

Borrowings under the Credit Facility bear interest, at the Company’s option, either at (a) a base rate determined by reference to the higher of (i) the prime commercial lending rate of JP Morgan Chase Bank, N.A. in effect from time to time and (ii) the weighted-average overnight Federal funds rate (as published by the Federal Reserve Bank of New York) plus 50 basis points or (b) a LIBOR rate in effect from time to time, as adjusted for the Federal Reserve Board’s Euro currency liabilities maximum reserve percentage plus a margin defined in the Credit Facility (“the applicable margin”). The applicable margin of 35 basis points is subject to adjustment based on the Company’s credit ratings.

In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of December 30, 2006, no Default or Event of Default (as such terms are defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Upon the occurrence of an Event of Default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Credit Facility provides that an event of default will occur if Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, and related entities fail to maintain a specified minimum percentage of the voting power of the Company’s common stock.

Contingencies

Refer to Note 12 to the accompanying unaudited consolidated financial statements for a description of the Company’s contingencies.

MARKET RISK MANAGEMENT

As discussed in Note 14 to our audited consolidated financial statements included in our Fiscal 2006 10-K and Note 9 to the accompanying unaudited consolidated financial statements, the Company is exposed to market risk arising from changes in market rates and prices, particularly movements in foreign currency exchange rates and interest rates. The Company manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments, consisting of interest rate swap agreements and foreign exchange forward contracts.

During the first six months of Fiscal 2007, the Company entered into three forward-starting interest rate swap contracts aggregating €200 million notional amount of indebtedness in anticipation of the Company’s proposed refinancing of the 1999 Euro Debt which was completed in October 2006. The Company designated these agreements as a cash flow hedge of a forecasted transaction to issue new debt in connection with the planned refinancing of its 1999 Euro Debt. The interest rate swaps hedged a total of €200.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the three interest swap contracts, the Company paid a weighted-average fixed rate of interest of 4.1% and received variable interest based upon six-month EURIBOR. The Company terminated the swaps on September 28, 2006 which was the date the interest rate for the 2006 Euro Debt was determined. As a result, the Company made a payment of approximately €3.5 million ($4.4 million based on the exchange rate in effect on that date) in settlement of the swaps. An amount of $0.2 million was recognized as a loss for the three months ending September 30, 2006 due to the partial ineffectiveness of the cash flow hedge as a result of the forecasted transaction closing on October 5, 2006 instead of November 22, 2006 (the maturity date of the 1999 Euro Debt). The remaining loss of $4.2 million has been deferred as a component of comprehensive income within stockholders’ equity and is being recognized in income as an adjustment to interest expense over the seven-year term of the 2006 Euro Debt.

As of December 30, 2006, other than the aforementioned forward-starting interest rate swap contracts which were terminated on September 28, 2006, there have been no other significant changes in our interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions since the end of Fiscal 2006.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2006 10-K. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. For a complete discussion of the Company’s critical accounting policies, see page 43 in the Company’s Fiscal 2006 10-K. The following discussion only is intended to update the Company’s critical accounting policies for any changes in policy implemented during Fiscal 2007.

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

Other than the accounting for stock-based compensation, there have been no other significant changes in the application of the Company’s critical accounting policies since April 1, 2006.

Recent Accounting Standards

Refer to Note 4 to the accompanying unaudited consolidated financial statements for a description of certain accounting standards the Company is not yet required to adopt which may impact its results of operations and/or financial condition in future reporting periods.

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

As of December 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 30, 2006 due to the material weakness in our internal control over financial reporting with respect to income taxes identified during the Company’s assessment of internal control over financial reporting as of April 1, 2006 and reported in our Fiscal 2006 10-K. We continue our efforts to remediate this material weakness through ongoing process improvements and the implementation of enhanced policies and controls over tax accounting in Fiscal 2007, and such remediation will continue during the remaining part of Fiscal 2007. Accordingly, this material weakness is not yet remediated. No material weaknesses will be considered remediated until the remediated procedures have operated for an appropriate period and have been tested, and management has concluded that they are operating effectively.

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

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Fiscal 2006 10-K, as updated by the information disclosed under Part II, Item I — “Legal Proceedings” in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006. The following is a summary of recent litigation developments.

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court for the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, Federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the Federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction against our production and sale of men’s and women’s handbags. On May 16, 2006, a discovery schedule running through November 2006 was established for this case. Depositions commenced in this case in October 2006 and are expected to take place through February 2007. On October 31, 2006, the court denied Wathne’s motion for a preliminary injunction which sought to bar the Company’s Rugby stores from selling certain bags and to prevent the Company from using certain gift bags that were furnished to customers who made purchases at the Company’s United States Tennis Open temporary store. A trial date is not yet set for this lawsuit but the Company does not currently anticipate that this trial will occur prior to the fall of 2007. We believe this suit to be without merit and will continue to contest it vigorously.

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

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendants’ marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, the Company filed an appeal of the judge’s decision to deny the Company’s motion for a new trial to the United States Court of Appeals for the Second Circuit. The Company is awaiting a decision from the Court with respect to this appeal.

On September 18, 2002, an employee at one of the Company’s stores filed a lawsuit against us in the United States District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law occurred on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement was held before the Court on June 29, 2006. On October 26, 2006, the Court granted preliminary approval of the settlement and agreed to begin the process of sending out claim forms to members of the class. The proposed settlement cost of $1.5 million does not exceed the reserve for this matter that we established in Fiscal 2005.

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

Our Fiscal 2006 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There are no material changes to the risk factors previously disclosed nor have we identified any previously undisclosed risks that could materially adversely affect our business, our operating results, or our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended December 30, 2006.

				Total Number of	Maximum Number
				Shares Purchased	(or Approximate Dollar Value)
				as Part of Publicly	of Shares That May Yet be
	Total Number of		Average Price	Announced Plans	Purchased Under the Plans
	Shares Purchased(1)		Paid per Share	or Programs	or Programs (millions)

October 1, 2006 to October 28, 2006	332,000		$65.38	332,000	$198
October 29, 2006 to December 2, 2006	—		—	—	198
December 3, 2006 to December 30, 2006	514,484	(2)	78.60	507,913	158

	846,484			839,913

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A Common Stock repurchase program. In August 2006, the Company’s Board of Directors approved an expansion of the Company’s common stock repurchase program that allows the Company to repurchase, at its discretion from time to time, up to an additional $250 million of Class A common stock. This program does not have a fixed termination date.

(2)	Includes 6,571 shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

Item 6.	Exhibits.

10.1	Agency Agreement dated as of October 5, 2006 between PRLC and Deutsche Bank AG, London Branch and Deutsche Bank Luxembourg S.A.
10.2	Credit Agreement dated as of November 28, 2006 by and among PRLC, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York, Citibank, N.A. Bank of America, N.A. and Wachovia Bank National Association, as Syndication Agents Sumitomo Mitsui Banking Corporation and Deutsche Bank Securities Inc., as Co-Agents and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger and a syndicate of lending banks.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 8, 2007