Form 10-K
period 2007-03-31
POLO RALPH LAUREN CORP
filed 2007-05-30
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Registrant’s telephone number, including area code: (212) 318-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A common stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as described in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was approximately $3,908,558,156 as of September 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

At May 18, 2007, 60,677,044 shares of the registrant’s Class A common stock, $.01 par value and 43,280,021 shares of the registrant’s Class B common stock, $.01 par value were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made by or with the approval of authorized personnel constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to expand internationally;

•	our plans to open new retail stores;

•	our ability to make certain strategic acquisitions of certain selected licenses held by our licensees;

•	our intention to introduce new products or enter into new alliances;

•	anticipated effective tax rates in future years;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability; and

•	our efforts to improve the efficiency of our distribution system.

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

WEBSITE ACCESS TO COMPANY REPORTS

Our investor website is http://investor.polo.com. We were incorporated in June 1997 under the laws of the State of Delaware. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available on our investor website under the caption “SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. Information relating to corporate governance at Polo, including our Corporate Governance Policies, our Code of Business Conduct and Ethics for all directors, officers, and employees, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Polo securities by directors and executive officers, is available at our website under the captions “Corporate Governance” and “SEC Filings.” Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Polo Ralph Lauren Corporation, 625 Madison Avenue, New York, New York 10022.

In this Form 10-K, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context requires otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as “licensing alliances.” Our fiscal year ends on the Saturday nearest to March 31. All references to “Fiscal 2007” represent the 52-week fiscal year ended March 31, 2007. All references to “Fiscal 2006” represent the 52-week fiscal year ended April 1, 2006. All references to “Fiscal 2005” represent the 52-week fiscal year ended April 2, 2005.

PART I

Item 1.	Business

General

Polo Ralph Lauren Corporation is a global leader in the design, marketing and distribution of premium lifestyle products including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. We believe that our global reach, breadth of product and multi-channel distribution is unique among luxury and apparel companies. We operate in three distinct but integrated segments: Wholesale, Retail and Licensing. During the past five years, we have continued to develop our business model, expand our vertically integrated Retail segment, reposition our Wholesale segment, and maintain a strong Licensing segment despite the strategic acquisition of several of our key licensed businesses. The following tables show our net revenues and operating profit (excluding unallocated corporate expenses and legal and restructuring charges) by segment for the last three fiscal years:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Net revenues:
Wholesale	$2,315.9	$1,942.5	$1,712.1
Retail	1,743.2	1,558.6	1,348.6
Licensing	236.3	245.2	244.7

Total net revenues	$4,295.4	$3,746.3	$3,305.4

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Operating income:
Wholesale	$477.8	$398.3	$299.7
Retail	224.2	140.0	82.8
Licensing	141.6	153.5	159.5

	843.6	691.8	542.0
Less:
Unallocated corporate expenses	(183.4)	(159.1)	(133.8)
Unallocated legal and restructuring charges	(7.6)	(16.1)	(108.5)

Total operating income	$652.6	$516.6	$299.7

Our net revenues by geographic region for the last three years are shown in the tables below. Note 20 to our accompanying audited consolidated financial statements included in this Annual Report on Form 10-K contains additional segment and geographic area information.

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Net revenues:
United States and Canada	$3,452.2	$3,032.3	$2,581.2
Europe	767.9	627.7	579.2
Japan	64.6	44.3	45.9
Other regions	10.7	42.0	99.1

Total net revenues	$4,295.4	$3,746.3	$3,305.4

We continue to invest in our business. In the past five years, we have invested approximately $1.6 billion for the acquisition of several key licensed businesses and capital improvements, all fundamentally through strong operating cash flow. We intend to continue to execute our long-term strategy of expanding our accessories and other product offerings, growing our specialty retail store base, and expanding our presence internationally.

Seasonality of Business

Our business is affected by seasonal trends, with greater Wholesale segment sales in our second and fourth quarters and greater Retail segment sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back to school and holiday shopping periods in the Retail segment. As a result of the growth in our retail operations and other changes in our business, historical quarterly operating trends and working capital requirements may not be indicative of future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by, among other things, the timing of seasonal wholesale shipments and other events affecting retail sales.

Recent Developments

Japanese Business Acquisitions

On May 29, 2007, we completed our tender offer which was commenced on April 17, 2007, in an effort to acquire in Yen the approximately 80% of the outstanding shares of Impact 21 Co., Ltd (“Impact 21”), a Japanese corporation, that we did not previously own (the “Tender Offer”). Impact 21 is our sub-licensee for men’s, women’s and jeans apparel and accessories in Japan. The successful completion of the Tender Offer allows us to enhance and expand our market distribution and product assortment in Japan, which is consistent with our overall objectives to grow our business internationally.

As part of the Tender Offer, Onward Kashiyama Co. Ltd (“Onward Kashiyama”) and its affiliates sold their approximately 41% ownership interest in Impact 21 to us. We also acquired approximately 36% of the issued and outstanding shares of Impact 21 held by the public, resulting in a total ownership level of approximately 97%. Under Japanese law, once we own two-thirds (2/3) or more of the aggregate voting rights of Impact 21, we would effectively control Impact 21 and may determine almost all matters subject to a vote of the shareholders of the Company. We intend to acquire the remaining approximately 3% of Impact 21’s shares not tendered as of May 29, 2007 and held by Impact 21’s remaining shareholders for cash during the second quarter of Fiscal 2008. The total acquisition cost (excluding transaction costs) to acquire the approximately 80% of the outstanding shares of Impact 21 not already owned by us is expected to be approximately $340 million. Of this amount, we paid approximately $327 million as of May 29, 2007 in conjunction with the completion of the Tender Offer. We will finance the total acquisition cost using cash on hand and an approximate $170 million short-term loan provided to us by several financial institutions (the “Term Loan”). We expect to repay the borrowings under the Term Loan using cash available at Impact 21 within the next 12 months. See Item 7 — “Financial Condition and Liquidity” for further discussion of the Term Loan.

The results of operations for Impact 21 will be consolidated as of April 1, 2007, the beginning of the annual fiscal period in which effective control was obtained for accounting purposes. We will report minority interest for the amount of Impact 21’s net income allocable to the holders of the approximately 3% of Impact 21 shares not owned by us prior to May 29, 2007. In connection with the Tender Offer, we and Onward Kashiyama entered into a transition services agreement for Onward Kashiyama to provide a variety of operational, distribution and human resource-related services over a period of up to 2 years effective upon consummation of the Tender Offer. In addition, we will lease certain facilities from Onward Kashiyama.

Also on May 29, 2007, we acquired the remaining 50% interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”), a Japanese corporation, which was held by Onward Kashiyama and The Seibu Department Stores, Ltd. (“Seibu”). PRL Japan is our Japanese master licensee. We acquired PRL Japan for approximately $22 million in cash, excluding transaction costs, using cash on hand. We previously consolidated the results of PRL Japan as the primary beneficiary. As a result, commencing on May 29, 2007, we will report 100% of the net income of PRL Japan.

Acquisition of Small Leathergoods Business

On April 13, 2007, we acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., our licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. The assets acquired from Kellwood will become a division of ours which has been renamed “Polo Ralph Lauren Leathergoods.” The asset purchase cost was approximately $10 million and is subject to customary closing adjustments. Under a transition services agreement, Kellwood will provide us with various transition services for up to six months after consummation of the asset purchase transaction.

The results of operations for the Polo Ralph Lauren Leathergoods business will be consolidated in our results of operations commencing in Fiscal 2008.

Acquisition of RL Media Minority Interest

On March 28, 2007, we acquired the remaining 50% equity interest in Ralph Lauren Media, LLC (“RL Media”) held 37.5% by NBC-Lauren Media Holdings, Inc. (a subsidiary wholly-owned by the National Broadcasting Company, Inc.) and 12.5% by Value Vision Media, Inc. (“Value Vision”), giving us full ownership of RL Media. Commencing in Fiscal 2008, we will report 100% of the net income of RL Media. RL Media was established in 2000 to develop Polo Ralph Lauren branded media projects across multiple platforms. Today, RL Media conducts our e-commerce initiatives through the Polo.com internet site and is consolidated by us as the primary beneficiary. The acquisition was a cash transaction of $175 million.

Formation of Ralph Lauren Watch and Jewelry Joint Venture

On March 5, 2007, we announced that we had agreed to form a joint venture with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group. The 50-50 joint venture will be a Swiss corporation (or société à responsabilité limitee) named the Ralph Lauren Watch and Jewelry Company, S.A.R.L., (the “RL Watch Company”) and the joint venture’s purpose is to design, develop, manufacture, sell and distribute luxury watches and fine jewelry through Ralph Lauren boutiques, as well as through fine independent jewelry and luxury watch retailers throughout the world. The RL Watch Company is expected to commence operations during the first quarter of Fiscal 2008 and it is expected that the products will be launched in the fall of calendar 2008. We expect to account for our 50% interest in the RL Watch Company under the equity method of accounting. Royalty payments due to us under the related license agreement for use of certain of our trademarks will be reflected as licensing revenue within the consolidated statement of operations.

Global Brand Concepts and Launch of American Living

On January 8, 2007, we announced that we will begin to develop new lifestyle brands for specialty and department stores through our Global Brand Concepts (“GBC”) group. The GBC group will work in partnership with select department and specialty stores to contribute its expertise in design, operations, marketing, merchandising and advertising in developing exclusive brands for these stores. Consistent with this strategic initiative, on February 1, 2007, we announced plans to launch American Living, a new lifestyle brand created exclusively for J.C. Penney Company, Inc. (“JCPenney”). American Living products will be available in JCPenney’s stores and catalog beginning in the spring of calendar 2008 and will include a full range of merchandise for women, men and children, as well as intimate apparel, accessories and home products.

Our Brands and Products

Since 1967, our distinctive brand image has been consistently developed across an expanding number of products, price tiers and markets. Our Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, RLX, Ralph Lauren Blue Label, Lauren, RRL, Rugby, Chaps, Club Monaco and American Living brand names are one of the world’s most widely recognized families of consumer brands. We have been an innovator in aspirational lifestyle branding and believe that, under the direction of Ralph Lauren, the internationally renowned designer, we have influenced the manner in which people dress and live in contemporary society, reflecting an American perspective and lifestyle uniquely associated with Polo and Ralph Lauren. We combine our consumer insight and design, marketing and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:

•	Apparel — Products include extensive collections of men’s, women’s and children’s clothing;

•	Accessories — Accessories encompass a broad range of products such as footwear, eyewear, jewelry and leather goods, including handbags and luggage;

•	Home — Coordinated products for the home include bedding and bath products, furniture, fabric and wallpaper, paints, broadloom, tabletop and giftware; and

•	Fragrance — Fragrance products are sold under our Glamorous, Romance, Polo, Lauren, Safari, Blue Label and Black Label brands, among others.

Domestically, our Rugby, Blue Label for women and Black Label for men brands are sold primarily in our own retail specialty stores. Our lifestyle brand image is reinforced by our Polo.com internet site, which averaged 2.3 million unique visitors to the site each month during Fiscal 2007 and 1.1 million customers during Fiscal 2007.

Polo by Ralph Lauren.  Classic and authentic, Polo by Ralph Lauren is the foundation of the world of Ralph Lauren menswear with its comprehensive line of men’s sportswear, tailored clothing and accessories. It is generally priced at a range of price points within the men’s premium ready-to-wear apparel market. We currently sell this collection worldwide through Ralph Lauren stores, department stores, specialty stores and online at Polo.com.

Blue Label.  Classic and authentic with a sexy, youthful spirit, Blue Label embodies the Ralph Lauren sensibility through heritage looks with a fresh modern twist. Inspired by the style and authenticity of Polo, Blue Label offers women the perfect weekend look. Blue Label collection is generally priced at a range of price points within the premium ready-to-wear apparel market. We currently sell the Blue Label collection domestically and internationally through Ralph Lauren stores and select wholesale accounts in Europe and Asia. In Japan, our Blue Label line is sold under the Ralph Lauren brand name.

Polo Golf.  Rooted in the design heritage of Ralph Lauren, Polo Golf and Ralph Lauren Golf feature luxury technical performance wear for men and women that travels effortlessly between the course and the clubhouse. Polo Golf and Ralph Lauren Golf compete with the highest-quality providers of men’s and women’s golf apparel. Price points are similar to those charged for products in the Polo by Ralph Lauren line. We sell the Polo Golf collection in the U.S., Canada and Europe through leading golf clubs, pro shops and resorts, as well as department stores, specialty stores and Ralph Lauren stores.

RLX.  Created to answer the demands of dedicated athletes for superior high-performance outfitting, RLX provides gear that unites the highest standards of quality, design and technology. The result is a line of cutting edge athletic fashion with an unmistakable respect for functionality in winter sports, tennis, golf, sailing and cycling. We currently sell RLX domestically and in Europe only in our Ralph Lauren stores.

Ralph Lauren Childrenswear.  Reflecting the timeless spirit of Ralph Lauren, our Childrenswear collections provide classic style for kids of all ages: layette and toddler to girls ages 2 to 13 and boys ages 2 to 15. The collections feature seasonal styles as well as the full range of Ralph Lauren icons, including classic polos, oxford shirts, navy blazers and our unsurpassed cashmere. We offer a comprehensive collection of both Boys and Girls apparel and accessories that are sold worldwide through Ralph Lauren stores as well as to better specialty and department stores.

Lauren by Ralph Lauren.  Created to broaden the reach of the Ralph Lauren women’s statement, Lauren conveys a spirit of heritage and tradition while recalling the sophisticated luxury of Black Label. Timeless and perfectly polished, Lauren suits, sportswear and outerwear provide ideal combinations for every occasion, while Lauren Active infuses a country club sensibility into practical sports apparel, creating fashionable wardrobe solutions for golf, tennis, yoga or weekend wear. Lauren by Ralph Lauren is generally priced at a range of price points within the women’s better ready-to-wear apparel market. Lauren is sold in department stores domestically and in Canada and online at Polo.com.

Women’s Ralph Lauren Collection.  The crown jewel of Ralph Lauren womenswear, Collection makes its dramatic first appearance each season on the runways of New York, providing the fashion world with the definitive Ralph Lauren style statement for the season. Embodying opulent sophistication, Collection’s distinctive couture sensibility is expressed though modern yet timeless silhouettes — expertly crafted from the finest luxury fabrics — reflecting the epitome of bold femininity and rarefied chic as only Ralph Lauren can express it. Ralph Lauren Collection is sold primarily in Ralph Lauren stores. Select pieces are also available through specialty stores, the finest department stores and online at Polo.com.

Women’s Black Label.  Sophisticated and classic with a modern edge, Black Label translates the luxurious spirit of Ralph Lauren into a distinctive, timeless collection of icons for town, country, day and evening. Created from the finest materials, the silhouettes of Black Label — striking, sexy and elegant — are the cornerstones of the Ralph Lauren woman’s wardrobe. Black Label is sold among the finest collections sold throughout the world, in designer boutiques, better department stores, fine specialty stores and primarily, in Ralph Lauren stores. Select pieces are also available online at Polo.com.

Men’s Purple Label Collection.  A contemporary take on traditional bespoke tailoring, Ralph Lauren Purple Label is the ultimate expression of modern elegance for men. From perfectly tailored suits to ultra-sophisticated sportswear, Purple Label reflects an impeccable sense of the dashing and refined, calling for the most luxurious fabrics, precise finishes and expert craftsmanship in the spirit of the finest Savile Row tailoring and European hand workmanship. Ralph Lauren Purple Label is sold primarily in Ralph Lauren stores, but is also available through specialty stores, fine department stores and online at Polo.com. We sell the Purple Label collection through our Ralph Lauren stores and a limited number of premier fashion retailers at price points at the upper end of the luxury range.

Men’s Black Label.  Reflecting a sharp, modern attitude, Ralph Lauren Black Label is a sophisticated new collection for men. Featuring razor-sharp tailoring and dramatically lean silhouettes, the look is at once modern and timeless. Classic suiting and sportswear is infused with a savvier attitude. Iconic yet fresh, the line represents a new chapter in men’s style that is the essence of modern elegance. We sell the Men’s Black Label collection through our Ralph Lauren stores and a limited number of premier fashion retailers at price points at the upper end of the luxury range.

Rugby.  Rugby is a relatively new store and brand concept by Ralph Lauren created for the next generation of Polo customers. It is a vertical retail division that targets a twenty-something young professional dual gender customer base. The concept has also shown elasticity both younger and older, but varies by store. Rooted in the preppy Ivy League sensibility at the heart of Ralph Lauren heritage, Rugby combines sporty prep-school looks with city savvy to create a youthful, energetic collection of sportswear. From edgy, rebellious, sport-inspired looks for men to sharp, sexy, urban campus styles for women, Rugby embraces a lasting sense of timeless individuality.

Club Monaco.  Club Monaco is a dynamic, international retail concept that designs, manufactures and markets its own Club Monaco clothing and accessories. Each season, Club Monaco offers men’s and women’s updated classics and key fashion pieces that are the foundation of a modern wardrobe. The brand’s signature clean and modern style gives classics an update through great design and a current sensibility. Club Monaco is the lifestyle destination for today’s urban professional. Currently, Club Monaco operates 64 stores throughout North America and, through licensing arrangements, has recently opened stores in Hong Kong, Seoul and Dubai.

American Living.  American Living will be the first brand launched under the new Global Brand Concepts group. American Living will be exclusive to JCPenney in the U.S. and is expected to be launched in February of

2008 in more than 650 JCPenney stores as well as the catalog and online. American Living will be a full lifestyle offering — men’s, women’s, children’s, accessories and home.

Chaps.  The Chaps brand does not carry the Ralph Lauren name, but its mission is to deliver the design heritage and advertising images of the Company to a broader consumer base in the mid-tier distribution channel and select independent department stores. Chaps reflects an updated interpretation of classic American styling from the house of Ralph Lauren, in full lifestyle collections in the men’s, women’s, children’s, accessory and home product categories.

Our Wholesale Segment

Our Wholesale segment sells our products to leading upscale and certain mid-tier department stores, specialty stores and golf and pro shops, both domestically and internationally. We have focused on elevating our brand and improving productivity by reducing the number of unproductive doors within department stores in which our products are sold, improving in-store product assortment and presentation, and improving full-price sell-throughs to consumers. As of March 31, 2007, the end of Fiscal 2007, our products were sold through 8,291 domestic doors, and during Fiscal 2007, we invested approximately $32 million in shop-within-shops dedicated to our products in domestic department stores. We have also effected selective price increases on basic products and introduced new fashion offerings at higher price points.

Department stores are our major wholesale customers in North America. In Europe, our wholesale sales are a varying mix of sales to both department stores and specialty shops, depending on the country. Our collection brands — Women’s Ralph Lauren Collection and Black Label and Men’s Purple Label Collection and Black Label — are distributed through a limited number of premier fashion retailers. In addition, we sell excess and out-of-season products through secondary distribution channels.

Worldwide Distribution Channels

The following table presents the approximate number of doors by geographic location, in which products distributed by our Wholesale segment were sold to consumers as of March 31, 2007.

Approximate Number of
Location	Doors as of March 31, 2007(a)

United States and Canada	8,291
Europe	2,352

Total	10,643

(a)	In Asia/Pacific, our products are distributed by our licensing partners.

The following department store chains were the only wholesale customers whose purchases represented more than 10% of our worldwide wholesale net sales for the year ended March 31, 2007.

•	Federated Department Stores, Inc., which represented approximately 29%; and

•	Dillard Department Stores, Inc., which represented approximately 14%.

Our product brands are sold primarily through their own sales forces. Our Wholesale segment maintains their primary showrooms in New York City. In addition, we maintain regional showrooms in Atlanta, Chicago, Dallas, Los Angeles, Milan, Paris, London, Munich, Madrid and Stockholm.

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

As of March 31, 2007, we had approximately 10,600 shop-within-shops dedicated to our wholesale products worldwide and our licensing partners had more than 600 shop-within-shops. During Fiscal 2007, we added approximately 1,300 shop-within-shops. Excluding significantly larger shop-within-shops in key department store locations, the size of our shop-within-shops typically ranges from approximately 100 to 4,800 square feet. We share in the cost of these shop-within-shops.

Basic Stock Replenishment Program.  Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. We generally ship these products within one to five days of order receipt. These products accounted for approximately 6% of our wholesale net sales in Fiscal 2007.

Our Retail Segment

Our Retail segment consists of 147 full-price retail stores and 145 factory stores worldwide as of March 31, 2007. The expansion of our full-price retail store base is a primary long-term strategic goal. We opened 10 new full-price stores in Fiscal 2007 and currently anticipate opening between 10 and 15 full-price stores in Fiscal 2008. Our retail operating profit rate increased from 3.0% of net sales in Fiscal 2001 to 12.9% of net sales in Fiscal 2007, reflecting improvements in productivity, gross margins, and full-margin sell-through rates. Our full-price retail stores reinforce the luxury image and distinct sensibility of our brands and feature exclusive lines that are not sold in domestic department stores: Blue Label for Women, Black Label for Men and Ralph Lauren Home. We operated the following full-price retail stores as of March 31, 2007:

Full-Price Retail Stores

	Ralph	Club
Location	Lauren	Monaco	Rugby	Total

United States and Canada	56	64	9	129
Europe	13	—	—	13
Japan	2	—	—	2
Latin America	3	—	—	3

Total	74	64	9	147

•	Ralph Lauren stores feature the full-breadth of the Ralph Lauren apparel, accessory and home product assortments in an atmosphere reflecting the distinctive attitude and luxury positioning of the Ralph Lauren brand. Our seven flagship Ralph Lauren stores showcase our upper-end luxury styles and products and demonstrate our most refined merchandising techniques.

•	Club Monaco stores feature updated fashion apparel and accessories for both men and women. The brand’s clean and updated classic signature style forms the foundation of a modern wardrobe.

•	Rugby is a vertical retail format featuring an aspirational lifestyle collection of apparel and accessories for men and women. The brand is characterized by a youthful, preppy attitude which resonates throughout the line and the store experience.

In addition to generating sales of our products, our worldwide full-price stores set, reinforce and capitalize on the image of our brands. Our stores range in size from approximately 600 to over 37,500 square feet. These full-price stores are situated in upscale regional malls and major upscale street locations, generally in large urban markets. We generally lease our stores for initial periods ranging from 5 to 10 years with renewal options.

We extend our reach to additional consumer groups through our 145 Polo Ralph Lauren factory stores worldwide. During Fiscal 2007, we added 1 new Polo Ralph Lauren factory store, net, and closed our remaining

Club Monaco factory stores. Our factory stores are generally located in outlet malls. We operated the following factory retail stores as of March 31, 2007:

Factory Retail Stores

Ralph
Location	Lauren

United States and Canada	123
Europe	21
Japan	1

Total	145

•	Polo Ralph Lauren factory stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from 1,500 to 20,000 square feet, with an average of approximately 9,100 square feet, these stores are principally located in major outlet centers in 36 states and Puerto Rico.

•	European factory stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from 2,400 to 13,200 square feet, with an average of approximately 6,400 square feet, these stores are located in 6 countries, principally in major outlet centers.

Factory stores obtain products from our retail stores, our product licensing partners and our suppliers.

Polo.com

In addition to our stores, our Retail segment sells Ralph Lauren products on-line through our e-commerce website, Polo.com (http://www.polo.com). Polo.com offers our customers access to the full breadth of Ralph Lauren apparel, accessories and home products, and allows us to reach retail customers on a multi-channel basis and reinforces the luxury image of our brands. In Fiscal 2007, Polo.com averaged 2.3 million unique visitors a month and had 1.1 million customers. Polo.com is owned and operated by RL Media. See “Recent Developments” for a discussion of the acquisition of the remaining 50% equity interest in RL Media.

Our Licensing Segment

Through licensing alliances, we combine our consumer insight, design, and marketing skills with the specific product or geographic competencies of our licensing partners to create and build new businesses. We generally seek out licensing partners who:

•	are leaders in their respective markets;

•	contribute the majority of the product development costs;

•	provide the operational infrastructure required to support the business; and

•	own the inventory.

We grant our product licensees the right to manufacture and sell at wholesale specified categories of products under one or more of our trademarks. We grant our international geographic area licensing partners exclusive rights to distribute certain brands or classes of our products and operate retail stores in specific international territories. These geographic area licensees source products from us, our product licensing partners and independent sources. Each licensing partner pays us royalties based upon its sales of our products, subject, generally, to a minimum royalty requirement for the right to use the Polo trademark and design services. In addition, licensing partners may be required to allocate a portion of their sales revenues to advertise our products and share in the creative costs associated with these products. Larger allocations are required in connection with launches of new products or in new territories. Our licenses generally have 3 to 5-year terms and may grant the licensee conditional renewal options. See Item 7 — “Recent Developments” for a discussion of our Eyewear Licensing Agreement.

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

Approximately 22% of our licensing revenue for Fiscal 2007 was derived from two product licensing partners: Impact 21, one of the sublicensees for Japan, and WestPoint Home, Inc, accounted for 14% and 8%, respectively, of our licensing revenue in Fiscal 2007. See “Recent Developments” for a discussion of the Tender Offer to acquire Impact 21.

Product Licenses

The following table lists our principal product licensing agreements for men’s and women’s sportswear, men’s tailored clothing, intimate apparel, accessories and fragrances as of March 31, 2007. The products offered by these licensing partners are listed below. Except as noted in the table, these product licenses cover the U.S. or North America only.

Licensing Partner	Licensed Product Category

L’Oreal S.A./Cosmair, Inc. (global)	Men’s and Women’s Fragrances, Cosmetics, Color and Skin Care Products
Carole Hochman Design	Lauren and Chaps Women’s Sleepwear, Loungewear and Robes
Corneliani S.P.A. (includes Europe)	Men’s Polo Tailored Clothing
Peerless, Inc	Men’s, Chaps, Lauren and Ralph Tailored Clothing
Hanes Brands (formerly Sara Lee Corporation)	Men’s Polo Ralph Lauren Intimate Apparel
Wathne Imports, Ltd.	Handbags and Luggage
Renfro Corporation (formerly Hot Sox, Inc. which was acquired by Renfro Corporation in May 2007)	Men’s and Boy’s Polo Ralph Lauren and Women’s Ralph Lauren and Lauren and Boy’s Hosiery
New Campaign, Inc.*	Polo, Chaps, Ralph Lauren and Lauren Belts and Other Small Leather Goods
Echo Scarves, Inc.	Men’s Polo Ralph Lauren and Women’s Ralph Lauren and Lauren Scarves and Gloves
Retail Brand Alliance, Inc. (successor to Carolee, Inc.)	Lauren Women’s Jewelry
Luxottica Group, S.p.A	Eyewear
The Warnaco Group, Inc.	Men’s Chaps Sportswear
Apparel Ventures, Inc.	Women’s Ralph Lauren, Lauren and Chaps Swimwear
Philips Van-Heusen Corporation	Men’s Chaps Dress Shirts
Randa Corp	Men’s Chaps Ties and Boy’s Chaps Ties, Belts and Small Leather Goods
Bandanco Enterprise, Inc. (as of May 24, 2007 owned by Randa Corp.)	Men’s Chaps Luggage
Crystal Hosiery, Inc.	Women’s Chaps Hosiery
Rosetti Handbags and Accessories, Ltd.	Women’s Chaps Handbags and Small Leather Goods
Swank, Inc.	Men’s Chaps Jewelry and Giftables

*	On April 13, 2007, we acquired substantially all of the assets of New Campaign from Kellwood. See “Recent Developments” for further discussion.

International Licenses

We believe that international markets offer additional opportunities for our quintessential American designs and lifestyle image. We work with our international licensing partners to facilitate international growth in their respective territories. International expansion/growth opportunities may include:

•	the roll out of new products and brands following their launch in the U.S.;

•	the introduction of additional product lines;

•	the entrance into new international markets;

•	the addition of Ralph Lauren or Polo Ralph Lauren stores in these markets; and

•	the expansion and upgrade of shop-in-shop networks in these markets.

The following table identifies our largest international area licensing partners (excluding Ralph Lauren Home licensees) for Fiscal 2007:

Licensing Partner	Territory

Oroton Group/PRL Australia	Australia and New Zealand
Doosan Corporation	Korea
P.R.L. Enterprises, S.A.	Panama, Aruba, Curacao, The Cayman Islands, Costa Rica, Nicaragua, Honduras, El Salvador, Guatemala, Belize, Colombia, Ecuador, Bolivia, Peru, Antigua, Barbados, Bonaire, Dominican Republic, St. Lucia, Trinidad and Tobago
Dickson Concepts/PRL Hong Kong	Hong Kong, China, Philippines, Malaysia, Singapore, Taiwan and Thailand
PRL Japan*	Japan
Commercial Madison/PRL Chile	Chile

*	PRL Japan operates principally through sublicensees, including Impact 21, mens’ and womens’ apparel and accessories and Polo Jeans, Naigai, childrens’ and golf apparel and hosiery, and Hitomi casual wear. See “Recent Developments” for a discussion of the Tender Offer to acquire Impact 21 as well as the acquisition of the remaining 50% interest in PRL Japan.

Our international licensing partners acquire the right to distribute, sell, promote, market and/or distribute various categories of our products in a given geographic area. These rights may include the right to own and operate retail stores. The economic arrangements are similar to those of our product licensing partners. We design licensed products either alone or in collaboration with our domestic licensing partners. Our product licensees whose territories do not include the international geographic area licensees’ territories generally provide our international licensing partners with product or patterns, piece goods, manufacturing locations and other information and assistance necessary to achieve product uniformity, for which they are often compensated.

As of March 31, 2007, our international licensing partners operated 4 Ralph Lauren stores, 35 Polo Ralph Lauren stores, 27 Polo Jeans stores, 3 Children’s stores and 11 Polo factory stores.

Ralph Lauren Home

Together with our licensing partners, we offer an extensive collection of home products that draw upon and further the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home, Lauren Ralph Lauren and Chaps brands in three primary categories: bedding and bath, home décor and home improvement. As of March 31, 2007, we had agreements with 9 domestic and 2 international home product licensing partners and one international home product sublicensing partner.

We perform a broader range of services for our Ralph Lauren Home licensing partners than we do for our other licensing partners. These services include design, operating showrooms, marketing, advertising and, in some cases, sales. In general, the licensing partners manufacture, own the inventory and ship the products. Our Ralph Lauren Home licensing alliances generally have 3 to 5-year terms and may grant the licensee conditional renewal options.

Ralph Lauren Home products are positioned at the upper tiers of their respective markets and are offered at a range of price levels. These products are generally distributed through several channels of distribution, including department stores, specialty home furnishings stores, interior design showrooms, customer direct mail catalogs, home centers and the Internet, as well as our own stores. As with our other products, the use of shop-within-shops is central to our department store distribution strategy.

The Ralph Lauren Home, Lauren Ralph Lauren and Chaps home products offered by us and our product licensing partners are:

Category	Product	Licensing Partner

Bedding and Bath	Sheets, bedding accessories, towels and shower curtains, blankets, down comforters, other decorative bedding and accessories	WestPoint Home, Inc. Fremaux-Delorme, Ichida
	Bath rugs	Bacova Guild, Ltd.
Home Décor	Fabric and wallpaper	P. Kaufmann, Inc. Designers Guild Ltd.
	Furniture	HDM Furniture Industries, Inc.
	Tabletop and giftware, Table linens, placemats, tablecloths and napkins	American Commercial, Inc., Town & Country Linen Corp
Home Improvement	Interior paints and stains, Broadloom carpets and area rugs	The Glidden Company, Karastan, a division of Mohawk Carpet Corporation

WestPoint Home, Inc. offers a basic stock replenishment program that includes bath and bedding products and accounted for approximately 77% of the net sales of Ralph Lauren Home products in Fiscal 2007. WestPoint Home, Inc. accounted for approximately 47% of total Ralph Lauren Home licensing revenue in Fiscal 2007.

Product Design

Our products reflect a timeless and innovative American style associated with and defined by Ralph Lauren and our design team. Our consistent emphasis on innovative and distinctive design has been an important contributor to the prominence, strength and reputation of the Ralph Lauren brands.

All Ralph Lauren products are designed by, or under the direction of, Ralph Lauren and our design staff, which is divided into nine departments: Menswear, Women’s Collection, Women’s ready to wear, Dresses, Children’s, Accessories, Home, Club Monaco and Rugby. We form design teams around our brands and product categories to develop concepts, themes and products for each brand and category. These teams support all three segments of our business — Wholesale, Retail and Licensing — through close collaboration with merchandising, sales and production staff and licensing partners in order to gain market and other input.

Marketing

Our marketing program communicates the themes and images of our brands and is an integral feature of our product offering. Worldwide marketing is managed on a centralized basis through our advertising and public relations departments in order to ensure consistency of presentation.

We create distinctive image advertising for all of our products, conveying the particular message of each brand within the context of our core themes. Advertisements generally portray a lifestyle rather than a specific item and include a variety of products offered by ourselves and, in some cases, our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons, with additions throughout the year to coincide with product deliveries. In addition to print, some product categories have utilized television and outdoor media in their marketing programs for certain product categories. Our Polo.com e-commerce website presents the Ralph Lauren lifestyle on the Internet while offering the full breadth of our apparel, accessories and home products.

If our domestic licensing partners are required to spend an amount equal to a percent of their licensed product sales on advertising, we coordinate the advertising placement on their behalf.

We also conduct a variety of public relations activities. Each of our spring and fall womenswear collections are presented at major fashion shows in New York City, which typically generate extensive domestic and international media coverage. We introduce each of the spring and fall menswear collections at major fashion shows in cities such as New York or Milan, Italy. In addition, we organize in-store appearances by our models, professional golfers and sponsors. We are the first exclusive outfitter for all on-court officials at Wimbledon through 2010. We are also the official outfitter of all on-court officials at the U.S. Open tennis tournament through 2009.

Sourcing, Production and Quality

We contract for the manufacture of our products and do not own or operate any production facilities. Over 350 different manufacturers worldwide produce our apparel, footwear and accessories products. We source both finished products and raw materials. Raw materials include fabric, buttons and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2007, less than 1%, by dollar volume, of our products were produced in the U.S., and over 99%, by dollar volume, were produced outside the U.S., primarily in Asia, Europe and South America. See “Import Restrictions and other Government Regulations” and Part 1A — “Our business is subject to government regulations and other risks associated with importing products.”

Two manufacturers engaged by us accounted for approximately 12% and 8% of our total production during Fiscal 2007, respectively. The primary production facilities of these two manufacturers are located in China, Hong Kong, Indonesia, Macau, Philippines, Saipan and Sri Lanka.

Our Wholesale segment must commit to manufacture the majority of our garments before we receive customer orders. We also must commit to purchase fabric from mills well in advance of our sales. If we overestimate our primary customers’ demand for a particular product, we may sell the excess in our factory stores or sell the product through secondary distribution channels. If we overestimate the need for a particular fabric or yarn, that fabric or yarn may be used in garments made for subsequent seasons or made into past seasons’ styles for distribution in our factory stores.

Suppliers operate under the close supervision of our global manufacturing division and buying agents headquartered in Asia, the Americas and Europe. All garments are produced according to our specifications. Production and quality control staff in the Americas, Asia and Europe monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification and compliance programs, so that quality assurance is focused upon as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

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

See Item 1A — “We face intense competition in the worldwide apparel industry.”

Distribution

To facilitate distribution domestically, Ralph Lauren men’s and women’s products are shipped from manufacturers primarily to our distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. Ralph Lauren Childrenswear products are shipped from our manufacturers to a leased distribution center in Martinsburg, West Virginia. In addition, we utilize third party logistics providers to manage selected programs for specific customers. These facilities are designed to allow for high density cube storage and utilize bar code technology to provide inventory management and carton controls. Product traffic management is also coordinated from these facilities. European distribution and warehousing has been largely consolidated into one third party facility located in Parma, Italy.

Our full-price store and factory store distribution and warehousing are principally handled through the Greensboro distribution center. Club Monaco products are distributed from facilities in Ontario, Canada, New Jersey and California.

Value Vision currently performs warehousing, order fulfillment and call center functions for RL Media, which operates our Polo.com e-commerce website. Contemporaneous with our acquisition of the remaining 50% equity interest in RL Media, we entered into a transition services agreement with Value Vision to continue to support RL Media over a period of up to seventeen months from the date of the acquisition of the RL Media minority interest. RL Media anticipates performing warehouse, order fulfillment and call center functions on its own in Fiscal 2008. We expect to occupy a 360,000 square foot leased distribution facility in High Point, North Carolina, for our RL Media business during Fiscal 2008. The term of the lease will be 15 years commencing on the date of the substantial completion of the facility.

Management Information Systems

Our management information systems make the marketing, manufacturing, importing and distribution of our products more efficient by providing, among other things:

•	comprehensive order processing;

•	production information;

•	accounting information; and

•	an enterprise view of information for our marketing, manufacturing, importing and distribution functions.

The point-of-sale registers in our stores enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial systems, coupled with our point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting. See Item 1A — “Certain legal proceedings could adversely impact our results of operations.”

We also utilize a sophisticated automated replenishment system to facilitate the processing of basic replenishment orders from our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. We have a collaborative relationship with many of our suppliers that enables us to reduce cash to cash cycles in the management of our inventory. In Fiscal 2006, we began implementing a new, global enterprise resource management system for our Wholesale segment. We anticipate completing the implementation of this system across all of our wholesale divisions by the end of Fiscal 2010. See Item 1A — “Our business could suffer if our computer systems are disrupted or cease to operate effectively.”

Wholesale Credit Control

We manage our own credit function. We sell our merchandise primarily to major department stores and extend credit based on an evaluation of the customer’s financial condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor our accounts receivables or maintain credit insurance to manage the risks of bad debts. Our bad debt write-offs were $1.2 million in Fiscal 2007, representing less than 1 percent of net revenues. See Item 1A — “Our business could be negatively impacted by any financial instability of our customers.”

Wholesale Backlog

We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. Such orders are generally subject to broad cancellation rights. As of March 31, 2007, our summer and fall backlog was $324 million and $803 million, respectively, compared to $291 million and $746 million, respectively, as of April 1, 2006. Our backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

Trademarks

We own the “Polo,” “Ralph Lauren” and the famous polo player astride a horse trademarks in the U.S. Other trademarks we own include:

•	“Lauren/Ralph Lauren”;

•	“RRL”;

•	“Club Monaco”;

•	“Rugby”;

•	“RLX”;

•	“Chaps”;

•	“American Living”; and

•	Various trademarks pertaining to fragrances and cosmetics.

Ralph Lauren has the royalty-free right to use as trademarks “Ralph Lauren,” “Double RL” and “RRL” in perpetuity in connection with, among other things, beef and living animals. The trademarks “Double RL” and “RRL” are currently used by the Double RL Company, an entity wholly-owned by Mr. Lauren. In addition, Mr. Lauren has the right to engage in personal projects involving film or theatrical productions (not including or relating to our business) through RRL Productions, Inc., a company wholly owned by Mr. Lauren. Any activity by these companies has no impact on us.

Our trademarks are the subjects of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings and beauty products, as well as in connection with retail services, and we continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as extremely valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement (see Item 3 — “Legal Proceedings” for further discussion). As a result of the appeal of our trademarks, our products have been the object of counterfeiting. We have a broad enforcement program which has been generally effective in controlling the sale of counterfeit products in the U.S. and in major markets abroad.

In markets outside of the U.S., our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including “Polo” and/or a representation of a polo player astride a horse, which would impede our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have generally successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks (see Item 1A — “Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.” and Item 3 — “Legal Proceedings” for further discussion). Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets, we cannot assure that significant impediments will not arise in the future as we expand product offerings and additional trademarks to new markets.

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

Import Restrictions and Other Government Regulations

Virtually all of our merchandise imported into the U.S., Canada, and Europe is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quotas. Quotas represent the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quotas on textile and apparel products were eliminated for World Trade Organization (“WTO”) member countries, including the U.S., Canada and European countries, on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the U.S., Canada and European countries) may reimpose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). In response to surging imports, in November 2005 the U.S. and China agreed to a new quota arrangement which will impose quotas on certain textile products through the end of calendar 2008. In addition, the European Union also agreed with China on a new textile arrangement which imposed quotas through the end of calendar 2007. The U.S. and other countries may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) at unfairly traded prices that in such increased quantities as to cause (or threaten) injury to the relevant domestic industry (generally known as “anti-dumping” actions). The European Union has imposed anti-dumping duties on imports from China and Vietnam in certain footwear categories. On January 11, 2007, the Bush Administration imposed a Vietnam Import Monitoring Program on five broad product groups — shirts, trousers, sweaters, underwear, and swimwear — to determine whether any of those imports might be unfairly traded, due to dumping. The review period will last for the remainder of the Bush Administration with six-month reviews of data collected. If dumping is suspected, the U.S. Government will self-initiate a dumping case on behalf of the U.S. textile industry which could significantly affect our costs. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the U.S. Government to offset subsidies provided by a foreign government to foreign manufactures if the importation of such subsidized merchandise injures or threatens to injure a U.S. industry. Recent developments have now made it possible to impose countervailing duties on products from non-market economies, such as China, which would significantly affect our costs.

We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative. In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the U.S. and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, as well as through geographical diversification of our sources of supply.

As almost all our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quota could adversely affect our operations. Although we generally expect that the 2005 elimination of quotas will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions” or any “anti-dumping” or “countervailing duty” actions may result, over the near term, in cost increases for certain categories of products and in disruption of the supply chain for certain products categories. See Item 1A — “Risk Factors” below for further discussion.

Apparel and other products sold by us are also subject to regulation in the U.S. and other countries by other governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements and flammability testing. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or results of operations.

Although we have not suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

Employees

As of March 31, 2007, we had approximately 14,000 employees, consisting of approximately 11,000 in the U.S. and approximately 3,000 in foreign countries. 38 of our U.S. production and distribution employees in the womenswear business are members of the Union of Needletrades, Industrial & Textile Employees under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers

The following are our current executive officers and their principal business experience for the past five years:

Ralph Lauren	Age 67	Mr. Lauren has been Chairman, Chief Executive Officer and a director of the Company since prior to the Company’s initial public offering in 1997, and was a member of the Advisory Board of the Board of Directors of the Company’s predecessors since their organization. He founded Polo in 1967 and has provided leadership in the design, marketing, advertising and operational areas since such time.
Roger N. Farah	Age 54	Mr. Farah has been President, Chief Operating Officer and a director of the Company since April 2000. He was Chairman of the Board of Venator Group, Inc. from December 1994 to April 2000, and was Chief Executive Officer of Venator Group, Inc. from December 1994 to August 1999.
Jackwyn Nemerov	Age 55	Ms. Nemerov has been Executive Vice President of the Company since September 2004 and a director of the Company since February 2007. From 1998 to 2002, she was President and Chief Operating Officer of Jones Apparel Group, Inc.
Tracey T. Travis	Age 44	Ms. Travis has been Senior Vice President of Finance and Chief Financial Officer of the Company since January 2005. Ms. Travis served as Senior Vice President, Finance of Limited Brands, Inc., an apparel and personal care products retailer, from April 2002 until August 2004, and Chief Financial Officer of Intimate Brands, Inc., a women’s intimate apparel and personal care products retailer, from April 2001 to April 2002. Prior to that time, Ms. Travis was Chief Financial Officer of the Beverage Can Americas group at American National Can, a manufacturer of beverage cans, from 1999 to 2001, and held various finance and operations positions at Pepsi Bottling Group from 1989-1999. Ms. Travis is a member of the boards of directors of Jo-Ann Stores, Inc., a specialty retailer of fabrics and crafts, and the Lincoln Center Theater.
Mitchell A. Kosh	Age 57	Mr. Kosh has served as Senior Vice President of Human Resources and Legal of the Company since July 2000. He was Senior Vice President of Human Resources of Conseco, Inc., from February 2000 to July 2000. Prior to that time, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

Item 1A.	Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this report.

Risks Related to Our Business

The loss of the services of Mr. Ralph Lauren or other key personnel could have a material adverse effect on our business.

Mr. Ralph Lauren’s leadership in the design, marketing and operational areas of our business has been a critical element of our success since the inception of our Company. The death or disability of Mr. Lauren or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect us. We are not protected by a material amount of key-man or similar life insurance covering Mr. Lauren, our other executive officers and certain other members of senior management. We have entered into employment agreements with Mr. Lauren and our other executive officers. We have entered into employment agreements with Mr. Lauren and our other executive officers, but the noncompete period with respect to Mr. Lauren and certain other executive officers could, in some circumstances in the event of their termination of employment with the Company, end prior to the employment term set forth in their employment agreements.

We cannot assure the successful implementation of our growth strategy.

As part of our growth strategy, we seek to extend our brands, expand our geographic coverage and increase direct management of our brands by opening more of our own stores, strategically acquiring or integrating select licenses previously held by our licensees and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in Europe, Asia and other international areas. As discussed in Item 1 — “Recent Developments,” on May 29, 2007, we acquired a controlling interest in Impact 21, as part of the Tender Offer, and the remaining 50% interest in PRL Japan. We also acquired in April 2007 our previously licensed belts and leather goods business and the remaining 50% interest in RL Media on March 28, 2007. In Fiscal 2006 we acquired our previously licensed men’s and women’s casual apparel and sportswear in the U.S. and Canada from Jones Apparel Group, Inc. and its subsidiaries (“Polo Jeans Business”). In addition, in Fiscal 2006, we acquired our previously licensed men’s, women’s and children’s footwear from Reebok International Ltd. (“Footwear Business”).

We may have difficulty integrating acquired businesses into our operations, hiring and retaining qualified key employees, or otherwise successfully managing such expansion. Furthermore, we may not be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration.

Implementation of our strategy involves the continuation, and expansion of our distribution network, both in the U.S. and abroad. We may not be able to procure, purchase or lease desirable free-standing, or department store locations, or renew and maintain existing free-standing store leases and department store locations on acceptable terms.

In Europe we lack the large wholesale distribution channels we have in the U.S., and we may have difficulty developing successful distribution strategies and alliances in each of the major European countries. In Japan, our primary mode of distribution is via a network of shops located within the leading department stores. We may have difficulty in successfully retaining this network, and expanding into alternate distribution channels. Additionally, macroeconomic trends may not be favorable, and could limit our ability to implement our growth strategies in select geographies where we have foreign operations, such as Europe and Asia.

Our business could suffer as a result of consolidations, restructurings and other ownership changes in the retail industry.

Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. We believe that a substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. In Fiscal 2007, sales to Federated Department Stores, Inc. represented 29% of our wholesale net sales and sales to Dillard Department Stores, Inc. represented 14% of our wholesale net sales. In the aggregate, our ten largest customers accounted for approximately 67% of our wholesale net sales during Fiscal 2007. There can be no assurance that consolidations in the department store sector will not have a material adverse effect on our wholesale business.

We do not enter into long-term agreements with any of our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners or to change their manner of doing business with us or our licensing partners could have a material adverse effect on our business or financial condition.

Our business could be negatively impacted by any financial instability of our customers.

We sell our wholesale merchandise primarily to major department stores across the U.S. and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to that customer’s receivables. Two of our customers, Dillard Department Stores, Inc. and Federated Department Stores, Inc. in the aggregate constituted 37% of trade accounts receivable outstanding as of March 31, 2007. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. See Item 1 — “Credit Control.”

Certain legal proceedings and regulatory matters could adversely impact our results of operations.

We are involved in certain legal proceedings and are subject to various claims involving alleged breach of contract claims, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters and other litigations. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to the Company or have a negative impact on the Company’s reputation or relations with its employees, customers, licensees or other third parties. Further, changes in governmental regulations both in the U.S. and in other countries where we conduct business operations could have an adverse impact on our results of operations. See Item 3 — “Legal Proceedings” for further discussion of the Company’s legal matters.

Our business could suffer if our computer systems are disrupted or cease to operate effectively.

The Company relies heavily on its computer systems to record and process transactions and manage and operate our business. We also utilize a sophisticated automated replenishment system to facilitate the processing of basic replenishment orders from our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our efforts to prevent, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. In addition, we are currently undergoing a system conversion that is intended to establish a common platform across our various wholesale businesses, which is expected to be completed by the end of Fiscal 2010 across all of our wholesale divisions. The risk of disruption is increased when complex systems changes of this type are undertaken. If our systems are damaged or fail to function effectively, the Company will likely have to make a significant monetary investment to fix or replace them and the Company could endure interruptions or delays in its operations. Any material interruption in our computer operations could have a material adverse effect on our business or results of operations.

Our business is subject to risks associated with importing products.

As of March 31, 2007, we source a significant portion of our products outside the U.S. through arrangements with over 350 foreign vendors in various countries. In Fiscal 2007, over 99%, by dollar value, of our products were produced outside the U.S., primarily in Asia, Europe and South America. Risks inherent in importing our products include:

•	quotas imposed by bilateral textile agreements with China and non-WTO countries. These agreements limit the amount and type of goods that may be imported annually from these countries;

•	changes in social, political and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	the imposition of additional regulations relating to imports or exports;

•	the imposition of additional duties, taxes and other charges on imports or exports;

•	significant fluctuations of the cost of raw materials;

•	significant delays in the delivery of cargo due to security considerations;

•	the imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

•	the imposition of sanctions in the form of additional duties either by the U.S. or its trading partners to remedy perceived illegal actions by national governments.

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

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations. These include:

•	the burdens of complying with a variety of foreign laws and regulations;

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers in some international markets.

We are also subject to general political and economic risks in connection with our international operations, including:

•	political instability and terrorist attacks;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S., the European Union, Japan, or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on our business in the future or may require us to significantly modify our current business practices.

Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.

We believe that our trademarks and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. Significant counterfeiting of our products continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have in the past resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition and results of operations. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting or a material adverse effect on our business or brands arising from imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S. See Item 1 — “Trademarks,” and Item 3 — “Legal Proceedings.”

Our business could suffer as a result of a manufacturer’s inability to produce our goods on time and to our specifications.

We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications primarily by international manufacturers. During Fiscal 2007, less than 1%, by dollar value, of our men’s and women’s products were manufactured in the U.S. and over 99%, by dollar value, of these products were manufactured in other countries. Two of the manufacturers engaged by us accounted for approximately 12% and 8% of our total production during Fiscal 2007. The primary production facilities of these two manufacturers are located in Asia. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a substantial reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

Our business could suffer if one of our manufacturers fails to use acceptable labor practices.

We require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us or one of our licensing partners, or the divergence of an independent manufacturer’s or licensing partner’s labor practices from those generally accepted as ethical in the U.S., could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

Our business could suffer if we need to replace manufacturers.

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot guarantee that this additional capacity will be available when required on terms that are acceptable to us. See Item 1 — “Sourcing, Production and Quality.” We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.

Our business is exposed to domestic and foreign currency fluctuations.

We generally purchase our products in U.S. dollars. However, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales and licensing revenue generally is derived from sales in foreign currencies. These foreign currencies include the Japanese Yen, the Euro and the Pound Sterling, and this revenue could be materially affected by currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See Item 7 — “Market Risk Management.”

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

Although some of our license agreements prohibit licensing partners from entering into licensing arrangements with our competitors, our licensing partners generally are not precluded from offering, under other brands, the types of products covered by their license agreements with us. A substantial portion of sales of our products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses. Changes in management, reduced sales of licensed products, poor execution or financial difficulties with respect to any of our licensing partners could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See Item 1 — “Our Licensing Segment.”

Failure to maintain licensing partners could harm our business.

Although we believe in most circumstances we could replace existing licensing partners if necessary, our inability to do so for any period of time could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See Item 1 — “Our Licensing Segment.”

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

We face a variety of intense competitive challenges from other domestic and foreign fashion-oriented apparel and casual apparel producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We compete with these companies primarily on the basis of:

•	anticipating and responding to changing consumer demands in a timely manner;

•	maintaining favorable brand recognition;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers;

•	appropriately pricing products;

•	providing strong and effective marketing support;

•	creating an acceptable value proposition for retail customers;

•	ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers; and

•	obtaining sufficient retail floor space and effective presentation of our products at retail stores.

We also face increasing competition from companies selling apparel and home products through the Internet. Although RL Media sells our products domestically through the Internet, increased competition in the worldwide apparel, accessories and home product industries from Internet-based competitors could reduce our sales, prices and margins and adversely affect our results of operations.

The success of our business depends on our ability to respond to constantly changing fashion trends and consumer demands.

Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, we cannot assure you that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business. At the same time, our focus on tight management of inventory may result, from time to time, in our not having an adequate supply of products to meet consumer demand and cause us to lose sales. See Item 1 — “Sourcing, Production and Quality.”

A downturn in the economy may affect consumer purchases of discretionary items and luxury retail products, which could adversely affect our sales.

The industries in which we operate are cyclical. Many economic factors outside of our control affect the level of consumer spending in the apparel, cosmetic, fragrance and home products industries, including, among others:

•	general business conditions;

•	economic downturns;

•	employment levels;

•	downturns in the stock market;

•	interest rates;

•	the housing market;

•	consumer debt levels;

•	the availability of consumer credit;

•	increases in fuel prices;

•	taxation; and

•	consumer confidence in future economic conditions.

Consumer purchases of discretionary items and luxury retail products, including our products, may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economies in which we, or our licensing partners, sell our products may materially adversely affect our businesses and our revenues and profits.

The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending.

Item 2.	Properties

We lease space for our retail and factory showrooms, and warehouse and office space in various domestic and international locations. We do not own any real property except for our distribution facility in Greensboro, North Carolina and a parcel of land adjacent to the facility, and retail stores in Southampton, New York and Nantucket, Massachusetts. Contemporaneous with our acquisition of the remaining 50% equity interest in RL Media, we entered into a transition services agreement with Value Vision to continue to provide all warehousing, order fulfillment and call center functions for RL Media through August 2008. RL Media anticipates performing warehousing, order fulfillment and call center functions on its own in Fiscal 2008.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations. The following table sets forth information with respect to our key properties:

The following table sets forth information with respect to our key properties:

		Approximate	Current Lease Term
Location	Use	Sq. Ft.	Expiration

Greensboro, N.C.	Distribution Facility	1,500,000	Owned
Martinsburg, W.V	Distribution Facility	187,000	December 31, 2010
650 Madison Avenue, NYC	Executive, corporate office and design studio, Men’s showrooms	207,000	December 31, 2009
Lyndhurst, N.J.	Corporate and retail administrative offices	170,000	December 31, 2019
550 7th Avenue, NYC	Corporate office, design studio and Women’s showrooms	102,000	December 31, 2018
625 Madison Avenue, NYC	Corporate offices and home showroom	270,000	December 31, 2019
Geneva, Switzerland	European corporate offices	50,000	March 31, 2013
867 Madison Avenue, NYC	Flagship Store	27,700	December 31, 2013
Beverly Hills, CA	Flagship Store	21,600	September 30, 2023
Chicago, IL	Flagship Store	37,600	November 14, 2017
Milan, Italy	Flagship Store	18,000	June 30, 2015
Tokyo, Japan	Flagship Store	25,000	December 31, 2020

We expect to occupy a 360,000 square foot leased distribution facility in High Point, North Carolina, for our RL Media business during Fiscal 2008. The term of the lease will be 15 years commencing on the date of the substantial completion of the facility.

We paid aggregate rent in Fiscal 2007 of approximately $54 million for our non-retail facilities. We anticipate that we will be able to extend those leases which expire in the near future on terms satisfactory to us or relocate to facilities timely and on acceptable terms.

As of March 31, 2007, we operated 292 retail stores, totaling approximately 2.3 million square feet. Aggregate annual rentals for retail space in Fiscal 2007 totaled approximately $118 million. We anticipate that we will be able to extend those leases which expire in the near future on satisfactory terms or relocate to desirable locations.

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

In Fiscal 2005, the Company was subject to various claims relating to an alleged security breach of its point-of-sale systems that occurred at certain Polo retail stores in the U.S. The Company has previously recorded a reserve in an aggregate amount of $13 million to provide for its best estimate of losses related to these claims. $6.2 million was recorded during Fiscal 2005 and the remaining $6.8 million of this reserve was recorded during Fiscal 2006. The Company has paid $11.4 million through March 31, 2007 in settlement of these various claims. The eligibility period for filing any new claims with respect to this matter expired at the end of January 2007.

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. While the investigation of the alleged Club Monaco compromise is ongoing, the evidence to date indicates that only numerical credit card data may have been accessed and not customer names or contact information. The Company’s Canadian credit card processor has thus far required the Company to create a reserve of $2 million to cover potential claims relating to this alleged compromise and has deducted funds from Club Monaco credit card transactions to establish this reserve. Since the Company has been advised by its credit card processor that potential claims related to this matter are likely to exceed $2 million in the aggregate, the Company has also recorded an additional $3 million charge during Fiscal 2007 to increase the total reserve for this matter to $5 million based on its best estimate of exposure. Although claims brought against the Company could exceed the amount of the $5 million reserve, in any event the ultimate resolution of these claims is not expected to have a material adverse effect on the Company’s liquidity or financial position.

The Company is cooperating with law enforcement authorities in both the U.S. and Canada in their investigations of these matters.

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court for the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. A trial date is not yet set for this lawsuit on the breach of contract claims but the Company does not currently anticipate that a trial will occur prior to calendar 2008. We believe this lawsuit to be without merit, we have recently moved for summary judgment and we intend to continue to contest this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On October 1, 1999, we filed a lawsuit against the U.S. Polo Association Inc. (“USPA”), Jordache, Ltd. (“Jordache”) and certain other entities affiliated with them, alleging that the defendants were infringing on our trademarks. In connection with this lawsuit, on July 19, 2001, the USPA and Jordache filed a lawsuit against us in the U.S. District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserted claims related to our actions in our pursuit of claims against the U.S. Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stemmed from our contacts with the USPA’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims, except for our claims that the defendants violated our trademark rights, were settled in September 2003. We did not pay any damages in this settlement.

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendants’ marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On

November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, we filed an appeal of the judge’s decision to deny our motion for a new trial to the U.S. Court of Appeals for the Second Circuit. We are awaiting a decision from the Court with respect to this appeal.

On September 18, 2002, an employee at one of our stores filed a lawsuit against us in the U.S. District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear our apparel as a condition of their employment. The complaint, as amended, seeks an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. We answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether our policies violated California law occurred on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether we had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement was held before the Court on June 29, 2006. On October 26, 2006, the Court granted preliminary approval of the settlement and agreed to begin the process of sending out claim forms to members of the class. On March 28, 2007, the Court granted final approval of the settlement and awarded approximately $1.1 million to members of the class and their attorneys. We had previously established a reserve of $1.5 million for this matter in Fiscal 2005. The Court’s approval of the settlement also resulted in the dismissal of the similar purported class action filed in San Francisco Superior Court, as described below.

On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleged near identical claims to those in the federal class action. The class representatives consisted of former employees and the plaintiff in the federal class action. Defendants in this class action included us and our Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. and San Francisco Polo, Ltd. subsidiaries as well as a non-affiliated corporate defendant and two current managers. As in the federal class action, the complaint sought an unspecified amount of actual and punitive restitution of monies spent, and declaratory relief. As noted above, on March 28, 2007, the Court granted final approval of the settlement in the federal class action, which resulted in the dismissal of this lawsuit.

We are otherwise involved from time to time in legal claims and proceedings involving credit card fraud, trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in aggregate have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5.	Market for Registrants’ Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “RL.” The following table sets forth the high and low sales prices per share of the Class A common stock for each quarterly period in our two most recent fiscal years, as reported on the NYSE Composite Tape.

	Market Price
	of Class A
	Common Stock
	High	Low

Fiscal 2007:
First Quarter	$62.87	$52.02
Second Quarter	66.20	45.65
Third Quarter	83.15	64.77
Fourth Quarter	90.12	77.90
Fiscal 2006:
First Quarter	$44.70	$34.19
Second Quarter	53.25	43.29
Third Quarter	56.84	47.83
Fourth Quarter	61.74	52.91

On May 20, 2003, our Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on our Class A common stock. Approximately $21 million was recorded as a reduction to retained earnings during Fiscal 2007 in connection with these dividends.

As of May 18, 2007, there were 1,508 holders of record of our Class A common stock and 11 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren and related entities and are convertible at any time into shares of Class A common stock on a one-for-one basis.

The following table sets forth the repurchases of our common stock during the Fiscal quarter ended March 31, 2007:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased	of Shares That
	Total Number		as Part of Publicly	May Yet be
	of Shares	Average Price	Announced Plans	Purchased Under the
	Purchased(1)	Paid Per Share	or Programs	Plans or Programs
				(millions)

December 31, 2006 to January 27, 2007	403,300	$80.61	403,300	$376
January 28, 2007 to February 24, 2007	93,273	80.41	93,273	368
February 25, 2007 to March 31, 2007	—	—	—	368

	496,573		496,573

(1)	These purchases were made on the open market under the Company’s Class A common stock repurchase program. In November 2006, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase, at its discretion from time to time, up to $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock with the cumulative total return of the Standard & Poor’s 500 Index, our peer group for the preceding fiscal year — the Standard & Poor’s Composite 1500 Apparel, Accessories & Luxury Goods Index (“Old Peer Group”) and a peer group index of companies that we believe are similar to ours (“New Peer Group”) for the period from March 28, 2002, the last trading day in the Company’s 2002 fiscal year, through March 31, 2007, the last trading day in the Company’s 2007 fiscal year. Our New Peer Group consists of Coach, Estee Lauder, Jones Apparel, Kellwood, Kenneth Cole, Liz Claiborne, Phillips Van Heusen, Tiffany & Co., VF Corp., Warnaco, LVMH, Burberry, Christian Dior, PPR SA, Hermes International, Richemont, Luxottica and Tod’s Group. We believe that the companies in our New Peer Group index, taken together, are more comparable to our businesses. The returns are calculated by assuming an investment in the Class A common stock and each index of $100 on March 29, 2002, with all dividends reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Polo Ralph Lauren Corporation, The S & P 500 Index,
The S & P Composite 1500 Apparel, Accessories & Luxury Goods Index
And A Peer Group

*	$100 invested on 3/29/02 in stock or on 3/31/02 in index-including reinvestment of dividends. Index calculated on month-end basis.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data

See the “Index to Consolidated Financial Statements and Supplementary Information” and specifically “Selected Financial Information” appearing at the end of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and the accompanying notes, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2007 (“Fiscal 2007 10-K”). We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal year 2007 ended on March 31, 2007 and reflected a 52-week period (“Fiscal 2007”); Fiscal year 2006 ended on April 1, 2006 and reflected a 52-week period (“Fiscal 2006”); and Fiscal year 2005 ended on April 2, 2005 and reflected a 52-week period (“Fiscal 2005”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, including our objectives and risks, and a summary of financial performance for Fiscal 2007. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2007, Fiscal 2006 and Fiscal 2005.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2007, Fiscal 2006 and Fiscal 2005, as well as a discussion of our financial condition and liquidity as of March 31, 2007. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) a summary of our outstanding debt and commitments as of March 31, 2007.

•	Market risk management. This section discusses how we manage exposure to potential losses arising from adverse changes in interest rates, foreign currency exchange rates and fluctuations in the reported net assets of certain of our international operations.

•	Critical accounting policies. This section discusses accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our accompanying audited consolidated financial statements.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been issued, but which we have not yet adopted.

OVERVIEW

Our Business

Our Company is a global leader in the design, marketing and distribution of premium lifestyle products including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, RLX, Ralph Lauren Blue Label, Lauren, RRL, Rugby, Chaps, Club Monaco and American Living, among others.

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business (representing 54% of Fiscal 2007 net revenues) consists of wholesale-channel sales made principally to major department stores, specialty stores and golf and pro shops located throughout the U.S. and Europe. Our retail business (representing 41% of Fiscal 2007 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through our retail internet site located at www.Polo.com. In addition, our licensing business (representing 5% of

Fiscal 2007 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 20% of our Fiscal 2007 net revenues was earned in the international regions outside of the U.S. and Canada. See Note 20 to the accompanying audited consolidated financial statements for a summary of net revenues by geographic location.

Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment.

Our Objectives and Risks

We believe our core strengths, including a global luxury lifestyle brand, a strong and experienced management team, a proven ability to develop and extend our brands distributed through multiple retail channels in global markets, a disciplined investment philosophy and a solid balance sheet, have collectively enabled us to significantly increase stockholder value in recent years. Further, we believe those core strengths will continue to allow us to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

Our operating success has been driven by the Company’s focus on six key objectives:

•	Creating unique businesses primarily centered around one core and heritage-driven brand;

•	Diversifying and expanding our products and prices, distribution channels and geographic regions;

•	Improving brand control and positioning;

•	Focusing on selective strategic partnerships;

•	Implementing infrastructure improvements that support a worldwide business; and

•	Funding our expansion through strong operating cash flow.

In connection with these objectives, we intend to continue to pursue opportunities for growth globally to expand our retail presence in various formats designed to meet consumer needs, to further develop a wide array of luxury accessories product offerings, and to create new lifestyle brands in partnership with select department and specialty stores.

Significant challenges and risks accompany our opportunities for long-term growth and our ability to increase stockholder value. See Item 1A — “Risk Factors” included elsewhere in this Fiscal 2007 10-K for further discussion.

Summary of Financial Performance

Operating Results

During Fiscal 2007, we reported revenues of $4.295 billion, net income of $400.9 million and net income per diluted share of $3.73. This compares to revenues of $3.746 billion, net income of $308.0 million and net income per diluted share of $2.87 during Fiscal 2006. Our strong Fiscal 2007 operating performance was primarily driven by 14.7% revenue growth led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in Fiscal 2006) and gross profit percentage expansion of 40 basis points to 54.4%. Excluding the effect of acquisitions, revenues increased by 10.0%. Operating income as a percentage of revenue increased 140 basis points to 15.2% during Fiscal 2007, reflecting our revenue growth, gross profit percentage expansion and improved leveraging of selling, general and administrative (“SG&A”) expenses. SG&A expenses included stock-based compensation costs reflecting the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”). Such costs were $43.6 million on a pre-tax basis ($26.1 million after-tax) in Fiscal 2007, compared to $26.6 million on a pre-tax basis ($16.2 million after-tax) in Fiscal 2006. In turn, net income per diluted share was reduced by stock-based compensation costs in the amount of $0.24 per share during Fiscal 2007, compared to $0.15 per share during Fiscal 2006. Offsetting the higher stock-based compensation costs and contributing to the growth in net income and net income per diluted share was a net reduction in Fiscal 2007 of $19.0 million of pre-tax charges related to restructurings, asset impairments and credit card contingencies as compared to Fiscal 2006. See “Transactions Affecting Comparability of Results of Operations and Financial Condition” described below for further discussion of these transactions.

See Note 18 to the accompanying audited consolidated financial statements for further discussion of the impact of adopting FAS 123R.

Financial Condition and Liquidity

Our financial position continues to reflect the strength of our business results. We ended Fiscal 2007 with a net cash position (total cash and cash equivalents less total debt) of $165.1 million, compared to $5.3 million at the end of Fiscal 2006. In addition, our stockholders’ equity increased to $2.335 billion as of March 31, 2007, compared to $2.050 billion as of April 1, 2006. During Fiscal 2007, we successfully completed the issuance of €300 million principal amount of 4.50% notes due October 4, 2013 (the “2006 Euro Debt”). We used the net proceeds from this issuance to repay approximately €227 million principal amount of Euro debt obligations that matured on November 22, 2006 (the “1999 Euro Debt”) and for general corporate and working capital purposes. Also, during Fiscal 2007, we took advantage of our recent credit rating upgrades and amended our credit facility to increase our borrowing capacity, lower our financing costs and eliminate certain financial covenants (see Note 13 to the accompanying audited consolidated financial statements for further discussion).

We generated $796.1 million of cash from operations during Fiscal 2007, compared to $449.1 million in the prior fiscal year. Included in our cash from operations was approximately $180 million (net of certain refundable tax withholdings) of prepaid royalty and design-service fees from Luxottica Group, S.p.A. and affiliates (“Luxottica”) in connection with the start of our ten-year eyewear licensing agreement with Luxottica (see Note 22 to the accompanying audited consolidated financial statements for further discussion). We used our higher cash availability to reinvest in our business through capital spending and acquisitions, as well as in connection with the expansion of our common stock repurchase program. In particular, we had $184 million of capital expenditures primarily associated with retail store expansion, construction and renovation of shop-in-shops in department stores and investments in our technological infrastructure. We used $175 million to acquire the remaining 50% equity interest in RL Media, our e-commerce subsidiary, that we did not previously own (see “Recent Developments” for further discussion). We also acquired 3.5 million shares of Class A common stock at an aggregate cost of $231.3 million.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operating results has been affected by certain acquisitions that occurred in Fiscal 2006 and Fiscal 2005. In particular, we acquired the Polo Jeans Business on February 3, 2006, the Footwear Business on July 15, 2005, and the Childrenswear Business on July 2, 2004 (each as defined in Note 5 to the accompanying audited consolidated financial statements). In addition, as noted above, the comparability of our operating results also has been affected by the change in accounting for stock-based compensation effective as of the beginning of Fiscal 2007, and by certain pre-tax charges related to restructurings, asset impairments, and credit card and other litigation-related contingencies during the fiscal years presented. A summary of the effect of these items on pre-tax income for each period presented is noted below:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Stock-based compensation costs (see Note 18)	$(43.6)	$(26.6)	$(12.9)
Restructuring charges (see Note 11)	(4.6)	(9.0)	(2.3)
Impairments of retail assets (see Note 7)	—	(10.8)	(1.5)
Credit card contingency charge (see Note 15)	(3.0)	(6.8)	(6.2)
Jones-related litigation charge (see Note 5)	—	—	(100.0)

	$(51.2)	$(53.2)	$(122.9)

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Japanese Business Acquisitions

On May 29, 2007, the Company completed its previously announced transactions to acquire control of certain of its Japanese businesses that were formerly conducted under licensed arrangements. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to 97%. Impact 21 conducts the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a sub-license arrangement. In addition, the Company acquired the remaining 50% interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”), which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama Co. Ltd and its subsidiaries (“Onward Kashiyama”) and The Seibu Department Stores, Ltd (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are hereafter referred to as the “Japanese Business Acquisitions.”

The purchase price initially paid in connection with the Impact 21 Acquisition was approximately $327 million. However, the Company intends to acquire, over the next several months, the remaining approximately 3% of the outstanding shares not exchanged as of the close of the tender offer period at an estimated aggregate cost of approximately $12 million. In addition, the purchase price paid in connection with the PRL Japan Minority Interest Acquisition was approximately $22 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and approximately $170 million of Yen-based borrowings under a one-year term loan agreement on terms substantially similar to the Company’s existing credit facility. The Company expects to repay the borrowing by its maturity date using a portion of the approximate $200 million of Impact 21’s cash on-hand acquired as part of the acquisition.

The results of operations for Impact 21 will be consolidated effective as of the beginning of Fiscal 2008. The results of operations for PRL Japan already are consolidated by the Company as described further in Note 2 to the accompanying audited consolidated financial statements.

The Company is in the process of preparing its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. The Company also has entered into a transition services agreement with Onward Kashiyama which, along with its affiliates, was a former approximate 41% shareholder of Impact 21, to provide a variety of operational, human resources and information systems-related services over a period of up to two years.

The Company does not expect the results of the Japanese Business Acquisitions to contribute to its profitability until Fiscal 2009 primarily due to the dilutive effect of the anticipated non-cash costs to be recognized in connection with the allocation of a portion of the purchase price to inventory and certain intangible assets.

Acquisition of Small Leathergoods Business

On April 13, 2007, the Company acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., the Company’s licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. The assets acquired from Kellwood will be operated under the name of “Polo Ralph Lauren Leathergoods” and will allow the Company to further expand its accessories business. The acquisition cost was approximately $10 million and is subject to customary closing adjustments. Kellwood will provide various transition services for up to six months after the closing.

The results of operations for the Polo Ralph Lauren Leathergoods business will be consolidated in the Company’s results of operations commencing in Fiscal 2008.

Acquisition of RL Media Minority Interest

On March 28, 2007, the Company acquired the remaining 50% equity interest in Ralph Lauren Media, LLC (“RL Media”) held by NBC Universal, Inc. and its related entities (37.5%) and Value Vision International, Inc. and its related entities (12.5%). RL Media conducts the Company’s e-commerce initiatives through the Polo.com internet site and is consolidated by the Company as the primary beneficiary pursuant to the provisions of FIN 46R.

The acquisition cost was $175 million. In addition, Value Vision International, Inc. entered into a transition services agreement with the Company to provide order fulfillment and related services over a period of up to seventeen months from the date of the acquisition of the RL Media minority interest.

The Company expects the acquisition of the RL Media minority interest to have a dilutive effect on profitability in Fiscal 2008 due primarily to the non-cash costs to be recognized in connection with the allocation of a portion of the purchase price to inventory and certain intangible assets.

Formation of Ralph Lauren Watch and Jewelry Joint Venture

On March 5, 2007, the Company announced that it had agreed to form a joint venture with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group. The 50-50 joint venture will be a Swiss corporation named the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), whose purpose is to design, develop, manufacture, sell and distribute luxury watches and fine jewelry through Ralph Lauren boutiques, as well as through fine independent jewelry and luxury watch retailers throughout the world. The Company expects to account for its 50% interest in the RL Watch Company under the equity method of accounting. Royalty payments due to the Company under the related license agreement for use of certain of the Company’s trademarks will be reflected as licensing revenue within the consolidated statement of operations. The RL Watch Company is expected to commence operations during the first quarter of Fiscal 2008.

The Company expects to incur certain start-up costs in Fiscal 2008 to support the launch of this business. However, the business is not expected to generate any sales until Fiscal 2009 as products are scheduled to be launched in the fall of calendar 2008.

Global Brand Concepts and Launch of American Living

On January 8, 2007, the Company announced it will begin to develop new lifestyle brands for specialty and department stores through its Global Brand Concepts (“GBC”) group. The GBC group will work in partnership with select department and specialty stores and contribute its expertise in design, operations, marketing, merchandising and advertising in developing exclusive brands for those stores. Consistent with this strategic initiative, on February 1, 2007, the Company announced plans to launch American Living, a new lifestyle brand created exclusively for J.C. Penney Company, Inc. (“JCPenney”). American Living will include a full range of merchandise for women, men and children, as well as intimate apparel, accessories and home products.

The Company expects to incur certain start-up costs in Fiscal 2008 to support the launch of this new product line. However, the Company is not expected to generate any significant sales in Fiscal 2008 as the American Living product line is not scheduled to be available at JCPenney stores until the spring of calendar 2008.

Eyewear Licensing Agreement

In February 2006, the Company announced that it had entered into a ten-year exclusive licensing agreement with Luxottica Group, S.p.A. and affiliates (“Luxottica”) for the design, production, sale and distribution of prescription frames and sunglasses under the Polo Ralph Lauren brand (the “Eyewear Licensing Agreement”).

The Eyewear Licensing Agreement took effect on January 1, 2007 after the Company’s pre-existing licensing agreement with another licensee expired. In early January, the Company received a prepayment of approximately $180 million, net of certain tax withholdings, in consideration of the annual minimum royalty and design-services fees to be earned over the life of the contract. The prepayment is non-refundable, except with respect to certain breaches of the agreement by the Company, in which case only the unearned portion of the prepayment as determined based on the specific terms of the agreement would be required to be repaid (see Note 22 to the accompanying audited consolidated financial statements for further discussion).

See Note 5 to the accompanying audited consolidated financial statements for further discussion of the Company’s acquisitions and joint venture formed during the fiscal years presented.

RESULTS OF OPERATIONS

Fiscal 2007 Compared to Fiscal 2006

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statements captions:

	Fiscal Years Ended
	March 31,	April 1,	Increase/
	2007	2006	(Decrease)	% Change
	(millions)

Net revenues	$4,295.4	$3,746.3	$549.1	14.7%
Cost of goods sold(a)	(1,959.2)	(1,723.9)	(235.3)	13.7%

Gross profit	2,336.2	2,022.4	313.8	15.5%
Gross profit as % of net revenues	54.4%	54.0%
Selling, general and administrative expenses(a)	(1,663.4)	(1,476.9)	(186.5)	12.6%
SG&A as % of net revenues	38.7%	39.4%
Amortization of intangible assets	(15.6)	(9.1)	(6.5)	71.4%
Impairments of retail assets	—	(10.8)	10.8	(100.0)%
Restructuring charges	(4.6)	(9.0)	4.4	(48.9)%

Operating income	652.6	516.6	136.0	26.3%
Operating income as % of net revenues	15.2%	13.8%
Foreign currency gains (losses)	(1.5)	(5.7)	4.2	(73.7)%
Interest expense	(21.6)	(12.5)	(9.1)	72.8%
Interest income	26.1	13.7	12.4	90.5%
Equity in income of equity-method investees	3.0	4.3	(1.3)	(30.2)%
Minority interest expense	(15.3)	(13.5)	(1.8)	13.3%

Income before provision for income taxes	643.3	502.9	140.4	27.9%
Provision for income taxes	(242.4)	(194.9)	(47.5)	24.4%

Effective tax rate(b)	37.7%	38.8%
Net income	$400.9	$308.0	$92.9	30.2%

Net income per share — Basic	$3.84	$2.96	$0.88	29.8%

Net income per share — Diluted	$3.73	$2.87	$0.86	30.0%

(a)	Includes total depreciation expense of $129.1 million and $117.9 million for Fiscal 2007 and Fiscal 2006, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $549.1 million, or 14.7%, to $4.295 billion in Fiscal 2007 from $3.746 billion in Fiscal 2006. The increase was experienced in all geographic regions and was due to a combination of organic growth and acquisitions. Wholesale revenues increased by $373.4 million, primarily as a result of revenues from the newly acquired Polo Jeans Business, the successful launch of the new Chaps for women and children product lines, and increased sales in our global menswear and womenswear product lines. The increase in net revenues also was driven by a revenue increase of $184.6 million in our Retail segment as a result of improved comparable global retail store sales, continued store expansion (including our new Tokyo flagship store) and growth in Polo.com sales. Licensing revenue decreased by $8.9 million primarily due to the loss of product licensing revenue related to the Polo Jeans and Footwear Businesses (now included as part of the Wholesale segment). Net revenues for our three business segments are provided below:

	Fiscal Years Ended
	March 31,	April 1,	Increase/
	2007	2006	(Decrease)	% Change
	(millions)

Net Revenues:
Wholesale	$2,315.9	$1,942.5	$373.4	19.2%
Retail	1,743.2	1,558.6	184.6	11.8%
Licensing	236.3	245.2	(8.9)	(3.6)%

Total net revenues	$4,295.4	$3,746.3	$549.1	14.7%

Wholesale net sales — the net increase primarily reflects:

•	the inclusion of $190 million of revenues from our newly acquired Footwear and Polo Jeans Businesses;

•	a $156 million aggregate net increase led by our global menswear, womenswear and childrenswear businesses, primarily driven by strong growth in our Lauren product line, increased full-price sell-through performance in our menswear business and the effects from the successful domestic launch of our new Chaps for women and children product lines. These increases were partially offset by a decline in footwear sales (excluding the impact from acquisition) due to our planned integration efforts as we repositioned the related product line; and

•	a $27 million increase in revenues due to a favorable foreign currency effect, primarily related to the strengthening of the Euro in comparison to the U.S. dollar in Fiscal 2007.

Retail net sales — For purposes of the discussion of retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until stores have been in their location for at least a full fiscal year. Comparable store sales information includes both Ralph Lauren stores and Club Monaco stores.

The increase in retail net sales primarily reflects:

•	an aggregate $104 million increase in comparable full-price and factory store sales on a global basis. This increase was driven by a 6.6% increase in comparable full-price Ralph Lauren store sales, a 10.9% increase in comparable full-price Club Monaco store sales, and an 8.1% increase in comparable factory store sales. Excluding a net aggregate favorable $9 million effect on revenues from foreign currency exchange rates, comparable full-price Ralph Lauren store sales increased 5.7%, comparable full-price Club Monaco store sales increased 10.9%, and comparable factory store sales increased 7.5%;

•	an increase in sales from non-comparable stores, primarily relating to new store openings within the past fiscal year. There was a net increase in global store count of 3 stores compared to the prior fiscal year, to a total of 292 stores. The net increase in store count was primarily due to several new openings of full-price stores, partially offset by the closure of certain Club Monaco Caban Concept and factory stores and Polo Jeans factory stores; and

•	a $26 million increase in sales at Polo.com.

Licensing revenue — the net decrease primarily reflects:

•	the loss of licensing revenues from our Polo Jeans and Footwear Businesses now included as part of the Wholesale segment;

•	a decline in eyewear-related royalties due to the wind-down of the Company’s pre-existing licensing agreement prior to the commencement of the new Eyewear Licensing Agreement which took effect on January 1, 2007;

•	a decline in Home licensing royalties; and

•	a partially offsetting increase in international licensing royalties and the accelerated receipt and recognition of approximately $8 million of minimum royalty and design-service fees in connection with the termination of a domestic license agreement during Fiscal 2007.

Cost of Goods Sold.  Cost of goods sold increased by $235.3 million, or 13.7%, to $1.959 billion in Fiscal 2007 from $1.724 billion in Fiscal 2006. Cost of goods sold expressed as a percentage of net revenues decreased to 45.6% in Fiscal 2007 from 46.0% in Fiscal 2006. The net reduction in cost of goods sold as a percentage of net revenues primarily reflects the ongoing focus on improved inventory management, including sourcing efficiencies and reduced markdown activity as a result of better full-price sell-through of our products.

Gross Profit.  Gross profit increased by $313.8 million, or 15.5%, to $2.336 billion in Fiscal 2007 from $2.022 billion in Fiscal 2006. Gross profit as a percentage of net revenues also increased to 54.4% in Fiscal 2007 from 54.0% in Fiscal 2006. The increase in gross profit reflected higher net sales and improved merchandise margins in our wholesale and retail businesses, including the continued emphasis on shifting the mix from off-price to full-price sales across our wholesale product lines, as well as the focus on improved inventory management discussed above. However, the overall improvement in gross profit margins was partially offset by the lower gross profit performance of our newly acquired Polo Jeans Business associated with the liquidation of existing inventory in anticipation of the redesign and launch of our new denim and casual sportswear product lines during spring of calendar 2007. Gross profit margins related to our Footwear Business have also been negatively impacted during Fiscal 2007, primarily by integration efforts as we repositioned the related product line.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $186.5 million, or 12.6%, to $1.663 billion in Fiscal 2007 from $1.477 billion in Fiscal 2006. SG&A expenses as a percent of net revenues decreased to 38.7% in Fiscal 2007 from 39.4% in Fiscal 2006. The 70 basis point improvement is primarily indicative of our ability to successfully leverage our global infrastructure as we acquire businesses and grow product lines organically. The $186.5 million net increase in SG&A expenses was primarily driven by:

•	higher compensation-related expenses (excluding stock-based compensation) of approximately $69 million, principally relating to increased selling costs associated with higher retail sales and our ongoing worldwide retail store and product line expansion, and higher investment in infrastructure to support the ongoing growth of our businesses;

•	the inclusion of SG&A costs for our newly acquired Footwear and Polo Jeans Businesses, including costs incurred pursuant to transition service arrangements;

•	a $38 million increase in brand-related marketing and facilities costs to support the ongoing growth of our businesses;

•	an approximate $10 million increase in depreciation costs in connection with our increased capital expenditures and global expansion;

•	incremental stock-based compensation expense of approximately $17 million as a result of the adoption of FAS 123R as of April 2, 2006 (see Note 18 to the accompanying audited consolidated financial statements for further discussion); and

•	a net reduction in credit card contingency charges of approximately $4 million.

The Company expects to incur significantly greater stock-based compensation expense in Fiscal 2008 as compared to the related expense recognized in Fiscal 2007 primarily due to the approximate 45% increase in the Company’s share price during Fiscal 2007.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $6.5 million, to $15.6 million in Fiscal 2007 from $9.1 million in Fiscal 2006. The increase was due to the amortization of intangible assets related to the Polo Jeans Business acquired in February 2006 and the Footwear Business acquired in July 2005.

Impairments of Retail Assets.  A non-cash impairment charge of $10.8 million was recognized during Fiscal 2006 to reduce the carrying value of fixed assets largely relating to our Club Monaco brand. No impairment charges were recognized in Fiscal 2007.

Restructuring Charges.  Restructuring charges decreased by $4.4 million, to $4.6 million in Fiscal 2007 from $9.0 million in Fiscal 2006. Restructuring charges recognized in both periods were principally associated with the Club Monaco retail business. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Operating Income.  Operating income increased by $136.0 million, or 26.3%, to $652.6 million in Fiscal 2007 from $516.6 million in Fiscal 2006. Operating income as a percentage of revenue increased 140 basis points, to 15.2% in Fiscal 2007 from 13.8% in Fiscal 2006, reflecting our revenue growth, gross profit percentage expansion and improved SG&A expense leveraging. Operating income for our three business segments is provided below:

	Fiscal Years Ended
	March 31,	April 1,	Increase/
	2007	2006	(Decrease)	% Change
	(millions)

Operating Income:
Wholesale	$477.8	$398.3	$79.5	20.0%
Retail	224.2	140.0	84.2	60.1%
Licensing	141.6	153.5	(11.9)	(7.8)%

	843.6	691.8	151.8	21.9%
Less:
Unallocated corporate expenses	(183.4)	(159.1)	(24.3)	15.3%
Unallocated legal and restructuring charges	(7.6)	(16.1)	8.5	(52.8)%

Total operating income	$652.6	$516.6	$136.0	26.3%

Wholesale operating income increased by $79.5 million, primarily as a result of higher net sales and improved gross margin rates in most product lines, as well as the incremental contribution from the newly acquired Polo Jeans Business and the new Chaps product lines. These increases were partially offset by increases in SG&A expenses in support of new product lines across all geographic territories and higher amortization expenses associated with intangible assets recognized in acquisitions.

Retail operating income increased by $84.2 million, primarily as a result of increased net sales and improved gross margin rates, as well as the absence of a non-cash impairment charge of $10.8 million recognized in Fiscal 2006. These increases were partially offset by an increase in selling related salaries and associated costs in connection with the increase in retail sales, including Polo.com, and worldwide store expansion, including the new Tokyo flagship store.

Licensing operating income decreased by $11.9 million primarily due to the loss of royalty income formerly collected in connection with the Footwear and Polo Jeans Businesses, which have now been acquired. The decline in Home royalties also contributed to the decrease along with the decline in eyewear royalties, due to the wind-down of the Company’s pre-existing licensing agreement. These decreases were partially offset by an increase in international royalties, as well as the accelerated receipt and recognition of approximately $8 million of minimum royalty and design-service fees in connection with the termination of a domestic license agreement during Fiscal 2007.

Unallocated corporate expenses increased by $24.3 million, primarily as a result of increases in brand-related marketing, payroll-related and facilities costs to support the ongoing growth of our businesses. The increase in compensation-related costs includes higher stock-based compensation expense due to the adoption of FAS 123R (as further discussed in Note 18 to the accompanying audited consolidated financial statements).

Unallocated legal and restructuring charges were $7.6 million during Fiscal 2007, compared to $16.1 million during Fiscal 2006. Fiscal 2007 charges were principally associated with the Club Monaco Restructuring Plan charges of $4.0 million (as defined in Note 11 to the accompanying audited consolidated financial statements) and costs of $3.0 million related to the Credit Card Matters (as defined in Note 15 to the accompanying audited consolidated financial statements). Fiscal 2006 charges also primarily included the Club Monaco Restructuring Plan charges of $9.0 million and legal costs of $6.8 million associated with the Credit Card Matters.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.5 million in Fiscal 2007, compared to a loss of $5.7 million in Fiscal 2006. The decrease in foreign currency losses compared to the prior fiscal year is due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing cost of our outstanding debt, including amortization of debt issuance costs and the loss (gain) on interest rate swap hedging contracts. Interest expense increased by $9.1 million to $21.6 million in Fiscal 2007 from $12.5 million in Fiscal 2006. The increase is primarily due to an increase in interest on capitalized leases due to additional obligations in Fiscal 2007 compared to the prior fiscal year and overlapping interest on debt during the period between the issuance of the 2006 Euro Debt and the repayment of the 1999 Euro Debt. In addition, prior year interest expense was favorably impacted by the interest rate swap agreements which were terminated at the end of Fiscal 2006.

Interest Income.  Interest income increased by $12.4 million, to $26.1 million in Fiscal 2007 from $13.7 million in Fiscal 2006. This increase is primarily driven by higher average interest rates and higher balances on our invested excess cash.

Equity in Income of Equity-Method Investees.  Equity in the income of equity-method investees decreased by $1.3 million, to $3.0 million in Fiscal 2007 from $4.3 million in Fiscal 2006. This income relates to our 20% investment in Impact 21, a company that holds the sublicense with PRL Japan for our men’s, women’s and jeans businesses in Japan. See “Recent Developments” for further discussion of the Company’s Japanese Business Acquisitions that occurred in May 2007.

Minority Interest Expense.  Minority interest expense increased by $1.8 million, to $15.3 million in Fiscal 2007 from $13.5 million in Fiscal 2006. The net increase is primarily related to the improved operating performance of RL Media compared to the prior period and the associated allocation of income to the minority partners. As of March 28, 2007, the Company acquired the remaining 50% interest in RL Media held by the minority partners (see “Recent Developments” for further discussion).

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $47.5 million, or 24.4%, to $242.4 million in Fiscal 2007 from $194.9 million in Fiscal 2006. This increase is a result of the increase in our pre-tax income, partially offset by a decrease in our reported effective tax rate, to 37.7% in Fiscal 2007 from 38.8% in Fiscal 2006. The lower effective tax rate is primarily due to a change in the mix of earnings, which resulted in more income being taxed at lower rates than in the previous fiscal year. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from year-to-year based on non-recurring and recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies. See “Critical Accounting Policies” for a discussion on the accounting for uncertain tax positions and the Company’s adoption of FIN 48 in Fiscal 2008.

Net Income.  Net income increased by $92.9 million, or 30.2%, to $400.9 million in Fiscal 2007 from $308.0 million in Fiscal 2006. The increase in net income principally related to our $136.0 million increase in operating income, as previously discussed, offset in part by an increase of $47.5 million in our provision for income taxes.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.86, or 30.0%, to $3.73 per share in Fiscal 2007 from $2.87 per share in Fiscal 2006. The increase in diluted per share results was primarily due to the higher level of net income, partially offset by higher weighted-average diluted shares outstanding for Fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statements captions:

	Fiscal Years Ended
	April 1,	April 2,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Net revenues	$3,746.3	$3,305.4	$440.9	13.3%
Cost of goods sold(a)	(1,723.9)	(1,620.9)	(103.0)	6.4%

Gross profit	2,022.4	1,684.5	337.9	20.1%
Gross profit as % of net revenues	54.0%	51.0%
Selling, general and administrative expenses(a)	(1,476.9)	(1,377.6)	(99.3)	7.2%
SG&A as % of net revenues	39.4%	41.7%
Amortization of intangible assets	(9.1)	(3.4)	(5.7)	167.6%
Impairments of retail assets	(10.8)	(1.5)	(9.3)	620.0%
Restructuring charges	(9.0)	(2.3)	(6.7)	291.3%

Operating income	516.6	299.7	216.9	72.4%
Operating income as % of net revenues	13.8%	9.1%
Foreign currency gains (losses)	(5.7)	6.1	(11.8)	(193.4)%
Interest expense	(12.5)	(11.0)	(1.5)	13.6%
Interest income	13.7	4.6	9.1	197.8%
Equity in income of equity-method investees	4.3	6.4	(2.1)	(32.8)%
Minority interest expense	(13.5)	(8.0)	(5.5)	68.8%

Income before provision for income taxes	502.9	297.8	205.1	68.9%
Provision for income taxes	(194.9)	(107.4)	(87.5)	81.5%

Effective tax rate(b)	38.8%	36.1%
Net income	$308.0	$190.4	$117.6	61.8%

Net income per share — Basic	$2.96	$1.88	$1.08	57.4%

Net income per share — Diluted	$2.87	$1.83	$1.04	56.8%

(a)	Includes total depreciation expense of $117.9 million and $98.7 million for Fiscal 2006 and Fiscal 2005, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $440.9 million, or 13.3%, to $3.746 billion in Fiscal 2006 from $3.305 billion in Fiscal 2005. Wholesale revenues increased by $230.4 million, primarily as a result of revenues from the sale of newly acquired Footwear and Polo Jeans products, the inclusion of a full year of sales for our childrenswear business, which was acquired in July 2004 (the “Childrenswear Business”), the successful launch of the Chaps for women and boys product lines, and increased sales in our global menswear and womenswear product lines. The increase in net revenues also was due to a $210.0 million revenue increase in our Retail segment as a result of improved comparable retail store sales, continued store expansion and growth in Polo.com sales. Net revenues for our three business segments are provided below:

	Fiscal Years Ended
	April 1,	April 2,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Net Revenues:
Wholesale	$1,942.5	$1,712.1	$230.4	13.5%
Retail	1,558.6	1,348.6	210.0	15.6%
Licensing	245.2	244.7	0.5	0.2%

Total net revenues	$3,746.3	$3,305.4	$440.9	13.3%

Wholesale net sales — the net increase primarily reflects:

•	the inclusion of $58 million of revenue from the newly acquired Footwear Business;

•	the inclusion of $35 million of revenues from the newly acquired Polo Jeans Business;

•	a $74 million increase in revenues from our childrenswear product line that was acquired in July 2004, including the effects from the successful launch of our Chaps for boys product line and a one-time benefit of $59 million due to the inclusion of a full year of sales in Fiscal 2006;

•	a $73 million aggregate constant-dollar increase in our global menswear and womenswear businesses, primarily driven by strong growth in our Lauren product line and the effects from the successful domestic launch of our Chaps for women product line; and

•	a $14 million decrease in revenues due to an unfavorable foreign currency effect relating to the strengthening of the U.S. dollar in comparison to the Euro during Fiscal 2006.

Retail net sales — the net increase primarily reflects:

•	an aggregate $74 million increase in comparable full-price and factory store sales. This increase was driven by a 6.0% increase in comparable full-price Ralph Lauren store sales, a 8.1% increase in comparable full-price Club Monaco store sales, and a 6.3% increase in comparable factory store sales. Excluding an unfavorable aggregate $4 million effect on revenues from foreign currency exchange rates, comparable full-price Ralph Lauren store sales increased 6.6%, comparable full-price Club Monaco store sales increased 8.1%, and comparable factory store sales increased 6.6%;

•	a net increase in global store count of 11 stores compared to the prior year, to a total of 289 stores, as several new openings were offset by the closure of certain Club Monaco stores in the fourth quarter of Fiscal 2006; and

•	a $29 million increase in sales at Polo.com.

Licensing revenues — Licensing revenues were essentially flat in Fiscal 2006 compared to Fiscal 2005, as increased revenue from our international licensing business and the domestic launch of the Chaps brand extensions for the menswear and accessories businesses offset the decreases in product licensing revenue resulting from our Fiscal 2006 purchase of the Footwear and Polo Jeans Businesses (now included as part of the Wholesale segment).

Cost of Goods Sold.  Cost of goods sold increased by $103.0 million, or 6.4%, to $1.724 billion in Fiscal 2006 from $1.621 billion in Fiscal 2005. Cost of goods sold expressed as a percentage of net revenues decreased to 46.0% in Fiscal 2006 from 49.0% in Fiscal 2005. The net reduction in cost of goods sold as a percentage of net revenues primarily reflected a continued focus on sourcing efficiencies and reduced markdown activity as a result of better full-price sell-through of our products.

Gross Profit.  Gross profit increased by $337.9 million, or 20.1%, to $2.022 billion in Fiscal 2006 from $1.685 billion in Fiscal 2005. This increase reflected higher net sales, improved merchandise margins and sourcing efficiencies, generally across our wholesale and retail businesses. Gross profit as a percentage of net revenues also increased to 54.0% in Fiscal 2006 from 51.0% in Fiscal 2005. This 300 basis point increase resulted primarily from the factors discussed above and a shift in mix away from off-price sales towards more full-price sales in our Wholesale segment.

Selling, General and Administrative Expenses.  SG&A expenses increased by $99.3 million, or 7.2%, to $1.477 billion in Fiscal 2006 from $1.378 billion in Fiscal 2005. SG&A expenses in Fiscal 2005 included a $100 million charge in connection with the Jones-related Litigation. On a reported basis, SG&A as a percent of net revenues decreased by 2.2%, to 39.4% in Fiscal 2006 from 41.7% in Fiscal 2005. However, excluding the effect from the Jones-related Litigation charge, SG&A as a percentage of net revenues increased by 0.8%, to 39.4% in Fiscal 2006 from 38.7% in Fiscal 2005. Excluding the Jones-related Litigation charge, the $199.3 million net increase in SG&A was primarily driven by:

•	higher payroll-related expenses of approximately $89 million, principally related to increased selling costs associated with higher retail sales and our worldwide retail store expansion, higher stock-based compensation charges associated with our strong operating performance and increasing stock price, and higher investment in infrastructure to support the ongoing growth of our businesses;

•	an increase in brand-related marketing and facilities costs of approximately $69 million to support the ongoing growth of our businesses;

•	higher depreciation costs of approximately $19 million in connection with our increased capital expenditures and global expansion; and

•	the inclusion of SG&A costs for our newly acquired Footwear and Polo Jeans Businesses, and the costs for the Childrenswear Business for a full year.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $5.7 million, to $9.1 million in Fiscal 2006 from $3.4 million in Fiscal 2005. The increase related to the addition of intangible assets acquired as part of the Childrenswear Business in July 2004, the Footwear Business in July 2005 and the Polo Jeans Business in February 2006.

Impairments of Retail Assets.  A non-cash impairment charge of $10.8 million was recognized during Fiscal 2006 to reduce the carrying value of fixed assets used in certain of our retail stores, largely related to our Club Monaco retail business that includes our Caban Concept and Club Monaco factory stores. This impairment charge primarily related to lower-than-expected store performance and preceded the implementation of a plan to restructure these operations in February 2006. A $1.5 million impairment charge also was recognized in Fiscal 2005 related to Club Monaco retail stores.

Restructuring Charges.  Restructuring charges increased by $6.7 million, to $9.0 million in Fiscal 2006 from $2.3 million in Fiscal 2005. The Fiscal 2006 restructuring charge related to the Club Monaco retail business and included the intended closure of all five Club Monaco factory stores and the intended disposal of all eight of Club Monaco’s Caban Concept stores. The Fiscal 2005 restructuring charge principally related to severance obligations incurred in connection with a consolidation of our European operations.

Operating Income.  Operating income increased by $216.9 million, or 72.4%, to $516.6 million in Fiscal 2006 from $299.7 million in Fiscal 2005. Operating income for Fiscal 2005 was reduced by the $100 million Jones-related Litigation charge. Operating income for our three business segments is provided below:

	Fiscal Years Ended
	April 1,	April 2,	Increase/
	2006	2005	(Decrease)	% Change
	(millions)

Operating Income:
Wholesale	$398.3	$299.7	$98.6	32.9%
Retail	140.0	82.8	57.2	69.1%
Licensing	153.5	159.5	(6.0)	(3.8)%

	691.8	542.0	149.8	27.6%
Less:
Unallocated corporate expenses	(159.1)	(133.8)	(25.3)	18.9%
Unallocated legal and restructuring charges	(16.1)	(108.5)	92.4	(85.2)%

Total operating income	$516.6	$299.7	$216.9	72.4%

Wholesale operating income increased by $98.6 million, primarily as a result of higher sales and improved gross margin rates, partially offset by increases in SG&A expenses and higher amortization expenses associated with intangible assets recognized in acquisitions.

Retail operating income increased by $57.2 million, primarily as a result of increased net sales and improved gross margin rates. These increases were partially offset by an increase in selling salaries and related costs in connection with the increase in retail sales and worldwide store expansion, along with higher retail store impairment charges.

Licensing operating income decreased by $6.0 million, primarily due to the loss of royalty income formerly collected in connection with the Footwear, Polo Jeans, and Childrenswear Businesses, which have now been acquired. This decrease was partially offset by improved sell-through in our international licensing businesses.

Unallocated corporate expenses increased by $25.3 million, primarily as a result of increases in brand-related marketing, payroll-related and facilities costs to support the ongoing growth of our businesses.

Unallocated legal and restructuring charges.  Unallocated legal and restructuring charges decreased by $92.4 million, to $16.1 million in Fiscal 2006 from $108.5 million in Fiscal 2005. Unallocated legal and restructuring charges included a $100 million Jones-related Litigation charge in Fiscal 2005. No related charge was recognized in Fiscal 2006. The decrease was offset in part by higher restructuring charges of $9.0 million related to the Club Monaco Restructuring Plan and legal costs of $6.8 million associated with the credit card contingency recognized in Fiscal 2006.

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

Interest Expense.  Interest expense increased by $1.5 million, to $12.5 million in Fiscal 2006 from $11.0 million in Fiscal 2005. This increase was principally related to higher variable interest rates during the year under our interest rate swap agreements that were subsequently terminated.

Interest Income.  Interest income increased by $9.1 million, to $13.7 million in Fiscal 2006 from $4.6 million in Fiscal 2005. This increase principally related to a higher level of excess cash reinvestment and higher interest rates on our investments during Fiscal 2006.

Equity in Income of Equity-Method Investees.  Equity in the income of equity-method investees decreased by $2.1 million, to $4.3 million in Fiscal 2006 from $6.4 million in Fiscal 2005. The decrease principally related to higher amortization in Fiscal 2006 of a basis difference associated with our 20% investment in Impact 21. See “Recent Developments” for further discussion of the Company’s Japanese Business Acquisitions that occurred in May 2007.

Minority Interest Expense.  Minority interest expense increased by $5.5 million, to $13.5 million in Fiscal 2006 from $8.0 million in Fiscal 2005. The net increase is primarily related to the improved operating performance of RL Media compared to the prior period and the associated allocation of income to the minority partners. As of March 28, 2007, the Company acquired the remaining 50% interest in RL Media held by the minority partners (see “Recent Developments” for further discussion).

Provision for Income Taxes.  The provision for income taxes increased by $87.5 million, or 81.5%, to $194.9 million in Fiscal 2006 from $107.4 million in Fiscal 2005. This increase is a result of an increase in our effective tax rate to 38.8% in Fiscal 2006 from 36.1% in Fiscal 2005, as well as the increase in our pre-tax income. The increase in our effective tax rate principally resulted from the continued growth of our domestic wholesale and retail businesses, which led to a higher state tax impact.

Net Income.  Net income increased by $117.6 million, or 61.8%, to $308.0 million in Fiscal 2006 from $190.4 million in Fiscal 2005. The increase in net income principally related to the $216.9 million increase in operating income previously discussed, including the effect of the $100 million Jones-related Litigation charge recognized in Fiscal 2005. These benefits were offset in part by higher foreign currency losses of $11.8 million and higher taxes of $87.5 million.

Net Income Per Diluted Share.  Net income per diluted share increased by $1.04, or 56.8%, to $2.87 in Fiscal 2006 from $1.83 in Fiscal 2005. The improvement in diluted per share results was due to the higher level of net income and the absence of the $100 million Jones-related Litigation charge recognized in Fiscal 2005, offset in part by higher dilution associated with higher average shares outstanding in Fiscal 2006.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	March 31,	April 1,	Increase/
	2007	2006	(Decrease)
	(millions)

Cash and cash equivalents	$563.9	$285.7	$278.2
Current maturities of debt	—	(280.4)	280.4
Long-term debt	(398.8)	—	(398.8)

Net cash(a)	$165.1	$5.3	$159.8

Stockholders’ equity	$2,334.9	$2,049.6	$285.3

(a)	Defined as total cash and cash equivalents less total debt.

The increase in the Company’s net cash position principally relates to its growth in operating cash flows (including approximately $180 million of net proceeds received in conjunction with the Eyewear Licensing Agreement) and the excess proceeds raised through the third-quarter refinancing of its Euro debt, partially offset by the $175 million use of cash to fund the acquisition of the remaining 50% equity interest in RL Media that it did not previously own, $184 million of capital expenditures and $231 million to repurchase shares of common stock in connection with its common stock repurchase program. The increase in stockholders’ equity principally relates to the Company’s strong earnings growth during Fiscal 2007 and proceeds received from the exercise of stock options, offset in part by the effects from its common stock repurchase program.

Cash Flows

Fiscal 2007 Compared to Fiscal 2006

	Fiscal Years Ended
	March 31,	April 1,	Increase/
	2007	2006	(Decrease)
	(millions)

Net cash provided by operating activities	$796.1	$449.1	$347.0
Net cash used in investing activities	(434.6)	(539.2)	104.6
Net cash (used in) provided by financing activities	(95.2)	33.5	(128.7)
Effect of exchange rate changes on cash and cash equivalents	11.9	(8.2)	20.1

Net increase (decrease) in cash and cash equivalents	$278.2	$(64.8)	$343.0

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $796.1 million during Fiscal 2007, compared to $449.1 million for Fiscal 2006. This $347.0 million increase in operating cash flow was driven primarily by the increase in net income, the receipt of approximately $180 million under the new Eyewear Licensing Agreement (net of certain tax withholdings) and the absence of the $100 million payment to settle the Jones-related Litigation in Fiscal 2006, partially offset by higher tax payments made in Fiscal 2007. Also offsetting the increase in operating cash flow was an increase in working capital needs during Fiscal 2007, primarily as a result of recent expansions and the overall growth in the business. This increase was partially offset by a decrease in accounts receivable days sales outstanding as a result of improved cash collections in the Company’s Wholesale segment. On a comparative basis, operating cash flows were reduced by $33.7 million as a result of a change in the reporting of excess tax benefits from stock-based compensation arrangements. That is, prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than in operating cash flows as a reduction of taxes paid.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $434.6 million for Fiscal 2007, as compared to $539.2 million for Fiscal 2006. The net decrease in cash used in investing activities is primarily due to acquisition-related activities. In Fiscal 2007, the Company used $175 million to fund the acquisition of the remaining 50% equity interest in RL Media that it did not previously own, whereas in Fiscal 2006, approximately $380 million was used primarily to fund the acquisition of the Polo Jeans and Footwear Businesses. In addition, net cash used in investing activities for Fiscal 2007 included $74.5 million of restricted cash placed in escrow with certain banks as collateral to secure guarantees of a corresponding amount made by the banks to certain international tax authorities on behalf of the Company (see Note 3 to the accompanying audited consolidated financial statements for further discussion). Net cash used in investing activities also included $184.0 million relating to capital expenditures, as compared to $158.6 million in the comparable prior year.

Net Cash (Used in)/Provided by Financing Activities.  Net cash used in financing activities was $95.2 million for Fiscal 2007, compared to net cash provided by financing activities of $33.5 million in Fiscal 2006. The increase in net cash used in financing activities during Fiscal 2007 principally related to the repayment of approximately €227 million principal amount ($291.6 million) of the Company’s 1999 Euro Debt and the repurchase of 3.5 million shares of Class A common stock pursuant to its common stock repurchase program at a cost of $231.3 million. Partially offsetting the increase was the receipt of proceeds from the issuance of €300 million principal amount (approximately $380 million) of 2006 Euro Debt. This net increase in cash used in financing activities was partially offset by the change in the reporting of excess tax benefits from stock-based compensation arrangements of $33.7 million.

Fiscal 2006 Compared to Fiscal 2005

	Fiscal Years Ended
	April 1,	April 2,	Increase/
	2006	2005	(Decrease)
	(millions)

Net cash provided by operating activities	$449.1	$382.0	$67.1
Net cash used in investing activities	(539.2)	(417.4)	(121.8)
Net cash provided by financing activities	33.5	31.5	2.0
Effect of exchange rate changes on cash and cash equivalents	(8.2)	2.1	(10.3)

Net increase (decrease) in cash and cash equivalents	$(64.8)	$(1.8)	$(63.0)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $449.1 million during Fiscal 2006, compared to $382.0 million in Fiscal 2005. This $67.1 million increase in cash flow was driven primarily by an increase in net income and lower working capital requirements, partially offset by a $100 million payment to settle the Jones-related Litigation. The lower working capital requirements in Fiscal 2006 primarily related to a decrease in accounts receivable days sales outstanding as a result of improved cash collections in the Company’s Wholesale segment, partially offset by higher inventory balances primarily due to the newly acquired Polo Jeans and Footwear Businesses.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $539.2 million in Fiscal 2006, compared to $417.4 million in Fiscal 2005. The increase in cash used in investing activities principally related to acquisition-related activities. In Fiscal 2006, the Company used approximately $380 million primarily to fund the acquisition of the Polo Jeans and Footwear Businesses, whereas in Fiscal 2005, approximately $243 million was used principally to fund the acquisition of the Childrenswear Business. In addition, net cash used in investing activities included capital expenditures of $158.6 million in Fiscal 2006, compared to $174.1 million in Fiscal 2005.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities was $33.5 million in Fiscal 2006, compared to $31.5 million in Fiscal 2005. The $2.0 million increase in cash provided by financing activities was primarily related to the settlement of an interest rate swap agreement and an increase in proceeds received from the exercise of stock options, partially offset by the cost associated with repurchases of common stock. The Company repurchased common stock under its common stock repurchase program at an aggregate cost of approximately $4 million in Fiscal 2006. No shares of common stock were repurchased in Fiscal 2005. Proceeds received from the exercise of stock options were approximately $55 million in Fiscal 2006, compared to approximately $53 million in Fiscal 2005. Cash dividends paid were approximately $21 million in Fiscal 2006, compared to approximately $22 million in Fiscal 2005.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, $450 million of availability under its credit facility, available cash and equivalents and other potential sources of financial capacity relating to its under-leveraged capital structure. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases and other corporate activities. Management believes that the Company’s existing resources of cash will be sufficient to support its operating and capital requirements for the foreseeable future, including the acquisitions and plans for business expansion discussed above under the section entitled “Recent Developments.”

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no borrowings under its credit facility as of March 31, 2007. However, as discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency or a material adverse business development. Also, as discussed below, in October 2006, the Company completed the issuance of €300 million principal amount of 2006 Euro Debt. The Company used the net proceeds from the financing to repay approximately €227 principal amount of its 1999 Euro Debt. The balance of such proceeds was used for general corporate and working capital purposes. The

Company also amended its Credit Facility in November 2006, which extended the term to 2011, as a result of recent upgrades in the Company’s credit ratings from Standard & Poors (to BBB+) and Moody’s (to Baa1). See “Revolving Credit Facility” described below.

In May 2007, the Company completed the Japanese Business Acquisitions. These transactions were funded with available cash on-hand and approximately $170 million of Yen-based borrowings under a one-year term loan agreement on terms substantially similar to the Company’s existing credit facility (the “Term Loan”). Borrowings under the Term Loan bear interest at a LIBOR rate for yen loans for an interest period of 12 months plus the applicable margin. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan. The Company expects to repay the borrowing by its maturity date using a portion of Impact 21’s cash on-hand of approximately $200 million acquired as part of the acquisition.

Common Stock Repurchase Program

In November 2006, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. In Fiscal 2007, share repurchases under the expanded and pre-existing programs amounted to 3.5 million shares of Class A common stock at a cost of $231.3 million. The remaining availability under the common stock repurchase program was $368.3 million as of March 31, 2007.

In Fiscal 2006, the Company repurchased 69.3 thousand shares of Class A common stock at a cost of approximately $4 million. No shares of Class A common stock were repurchased in Fiscal 2005.

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

The Company declared a quarterly dividend of $0.05 per outstanding share in each quarter of Fiscal 2007 and Fiscal 2006. The aggregate amount of dividend payments was $21 million in Fiscal 2007, $21 million in Fiscal 2006 and $22 million in Fiscal 2005.

Debt and Covenant Compliance

Euro Debt

The Company had outstanding approximately €227 million principal amount of 6.125% notes that were due on November 22, 2006, from an original issuance of €275 million in 1999 (the “1999 Euro Debt”). On October 5, 2006, the Company completed a new issuance of €300 million principal amount of 4.50% notes due October 4, 2013 (the “2006 Euro Debt”). The Company used a portion of the net proceeds from the financing of approximately $380 million (based on the exchange rate in effect upon issuance) to repay the remaining 1999 Euro Debt at par on its maturity date. The balance of such net proceeds was used for general corporate and working capital purposes. The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest, in the event of certain developments involving U.S. tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest.

As of March 31, 2007, the carrying value of the 2006 Euro Debt was $398.8 million.

Revolving Credit Facility and Term Loan

The Company has a credit facility, which was amended on November 28, 2006, that provides for a $450 million unsecured revolving line of credit (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of March 31, 2007, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $25.7 million of outstanding letters of credit (primarily relating to inventory purchase commitments).

The Company amended certain terms of its Credit Facility as a result of recent upgrades in its credit ratings from Standard & Poors and Moody’s. Key changes under the amendment include:

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

The Credit Facility was amended as of May 22, 2007 to provide for the addition of a loan in a Japanese yen amount equal to approximately $170 million. The Term Loan was made to Polo JP Acqui B.V., a wholly-owned subsidiary of the Company, and is guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The proceeds of the Term Loan have been used to finance the Tender Offer and the total related acquisition cost and the acquisition by the Company of the remaining 50% of the shares of PRL Japan the Company did not previously own. Borrowings under the Term Loan bear interest at a LIBOR rate for yen loans for an interest period of 12 months plus the applicable margin. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan. The Company expects to repay the borrowing by its maturity date using a portion of Impact 21’s cash on-hand of approximately $200 million acquired as part of the acquisition. See “Recent Developments” for further discussion of the Japanese Business Acquisitions.

In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of March 31, 2007, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

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

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company’s aggregate contractual obligations as of March 31, 2007, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its $450 million credit facility or other potential sources of financing.

	Fiscal	Fiscal	Fiscal	2013 and
	2008	2009-2010	2011-2012	Thereafter	Total
	(millions)

Euro debt	$—	$—	$—	$398.8	$398.8
Capital leases	1.6	2.8	2.6	23.2	30.2
Operating leases	156.7	279.2	208.2	556.8	1,200.9
Inventory purchase commitments	507.2	3.6	—	—	510.8

Total	$665.5	$285.6	$210.8	$978.8	$2,140.7

The following is a description of the Company’s material, firmly committed contractual obligations as of March 31, 2007:

•	Euro Debt represents the principal amount due at maturity of the Company’s outstanding Euro Debt on a U.S. dollar-equivalent basis. Amounts do not include any fair value adjustments, call premiums or interest payments;

•	Lease Obligations represent the minimum lease rental payments under noncancelable leases for the Company’s real estate and operating equipment in various locations around the world. Approximately 67% of these lease obligations relates to the Company’s retail operations. Information has been presented separately for operating and capital leases. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties; and

•	Inventory Purchase Commitments represent the Company’s legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

The Company also has certain contractual arrangements that would require it to make payments if certain circumstances occur. See Note 15 to the accompanying audited consolidated financial statements for a description of the Company’s contingent commitments not included in the above table.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet firm commitments, which include outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $35.9 million as of March 31, 2007. At the end of Fiscal 2007, the Company also was committed to pay a purchase price of approximately $10 million in connection with the acquisition of New Campaign, which closed in April 2007.

The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon its financial condition or results of operations.

MARKET RISK MANAGEMENT

The Company has exposure to changes in foreign currency exchange rates relating to certain anticipated cash flows generated by its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as exposure to changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, the Company periodically uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative purposes. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Credit risk related to derivative financial instruments is considered low because the agreements are entered into with strong creditworthy counterparties. The following is a summary of the Company’s risk management strategies and the effect of those strategies on the Company’s consolidated financial statements.

Foreign Currency Risk Management

Foreign Currency Exchange Contracts

The Company enters into forward foreign exchange contracts as hedges primarily relating to identifiable currency positions to reduce its risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments made by certain of its international operations. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the Euro and the Japanese Yen, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year period. In doing so, the Company uses foreign exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

As of March 31, 2007, the Company had contracts for the sale of $214 million of foreign currencies at fixed rates. Of these $214 million of sales contracts, $180 million were for the sale of Euros and $34 million were for the sale of Japanese Yen. The total fair value of the forward contracts was an unrealized loss of $1.9 million. As of April 1, 2006, the Company had contracts for the sale of $90 million of foreign currencies at fixed rates. Of these $90 million of sales contracts, $22 million were for the sale of Euros and $68 million were for the sale of Japanese Yen. The total fair value of the forward contracts was an unrealized loss of $1.8 million.

The Company records foreign currency exchange contracts at fair value in its balance sheet and designates these derivative instruments as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). As such, the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then either recognized in income in the period in which the related royalties being hedged are received, or in the case of inventory purchases, recognized as part of the cost of the inventory being hedged when sold. However, to the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties or inventory purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in earnings. No significant gains or losses relating to ineffective hedges were recognized in the periods presented.

The Company had deferred net losses on foreign currency exchange contracts in the amount of approximately $2 million at the end of Fiscal 2007, all of which is expected to be recognized in earnings in Fiscal 2008. Net losses on foreign currency exchange contracts in the amount of approximately $1 million were deferred at the end of Fiscal 2006. The Company recognized net gains on foreign currency exchange contracts in earnings of approximately $4 million for Fiscal 2007 and $5 million for Fiscal 2006.

Based on the foreign currency exchange contracts outstanding as of March 31, 2007, a 10% devaluation of the U.S. dollar as compared to the level of foreign currency exchange rates for currencies under contract as of March 31, 2007 would result in approximately $19 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $19 million of net unrealized gains. Because the foreign currency exchange contracts are designated as cash flow hedges of forecasted transactions, the unrealized loss or gain as a result of a 10% devaluation or appreciation would be largely offset by changes in the underlying hedged items.

Subsequent to the end of Fiscal 2007, the Company entered into foreign currency option contracts with a notional value of $159 million for the right, but not the obligation, to purchase foreign currencies at fixed rates. These contracts hedged the majority of the foreign currency exposure related to the financing of the Japanese Business Acquisitions, but do not qualify under FAS 133 for hedge accounting treatment. The Company will recognize a gain or loss, limited to the premium paid for the option contracts, upon the settlement of the contracts during the first quarter of Fiscal 2008.

Hedge of a Net Investment in Certain European Subsidiaries

Prior to the Company’s repayment of the 1999 Euro Debt in November 2006, the entire principal amount was designated as a hedge of the Company’s net investment in certain of its European subsidiaries in accordance with FAS 133. Contemporaneous with this repayment, the Company designated the entire principal amount of the 2006 Euro Debt, issued in October 2006 (see Note 13 to the accompanying audited consolidated financial statements for further discussion), as a hedge of its net investment in certain of its European subsidiaries. As required by FAS 133, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as, and is effective as, a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the 1999 Euro Debt and the 2006 Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company recorded aggregate gains (losses), net of tax, in stockholders’ equity on the translation of the 1999 Euro Debt and 2006 Euro Debt to U.S. dollars in the amount of approximately $(19) million for Fiscal 2007, $4 million for Fiscal 2006 and $(18) million for Fiscal 2005.

Interest Rate Risk Management

Historically, the Company has used floating-rate interest rate swap agreements to hedge changes in the fair value of its fixed-rate 1999 Euro Debt. These interest rate swap agreements, which effectively converted fixed interest rate payments on the Company’s 1999 Euro Debt to a floating-rate basis, were designated as a fair value hedge in accordance with FAS 133. All interest rate swap agreements were terminated in late Fiscal 2006 and there were no outstanding agreements at the end of Fiscal 2007 and Fiscal 2006.

During the first six months of Fiscal 2007, the Company entered into three forward-starting interest rate swap contracts aggregating €200 million notional amount of indebtedness in anticipation of the Company’s proposed refinancing of the 1999 Euro Debt, which was completed in October 2006. The Company designated these agreements as a cash flow hedge of a forecasted transaction to issue new debt in connection with the planned refinancing of its 1999 Euro Debt. The interest rate swaps hedged a total of €200.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the three interest swap contracts, the Company paid a weighted-average fixed rate of interest of 4.1% and received variable interest based upon six-month EURIBOR. The Company terminated the swaps on September 28, 2006, which was the date the interest rate for the 2006 Euro Debt was determined. As a result, the Company made a payment of approximately €3.5 million ($4.4 million based on the exchange rate in effect on that date) in settlement of the swaps. An amount of $0.2 million was recognized as a loss for the three months ending September 30, 2006 due to the partial ineffectiveness of the cash flow hedge as a result of the forecasted transaction closing on October 5, 2006 instead of November 22, 2006 (the maturity date of the 1999 Euro Debt). The remaining loss of $4.2 million has been deferred as a component of comprehensive income within stockholders’ equity and is being recognized in income as an adjustment to interest expense over the seven-year term of the 2006 Euro Debt.

As of March 31, 2007, the Company had no variable-rate debt outstanding. As such, the Company’s exposure to changes in interest rates primarily related to its fixed-rate 2006 Euro Debt. As of March 31, 2007, the carrying value of the 2006 Euro Debt was $398.8 million and the fair value was $394.7 million. A 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the 2006 Euro Debt by approximately $5 million. Such potential increases or decreases are based on certain simplifying assumptions, including no changes in euro currency exchange rates and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

CRITICAL ACCOUNTING POLICIES

The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. The Company believes that the following list represents its critical accounting policies as contemplated by FRR 60. For a discussion of all of the Company’s significant accounting policies, see Notes 3 and 4 to the accompanying audited consolidated financial statements.

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

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are included, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and a receivables aging analysis that determines the percentage of receivables that has historically been uncollected by aged category. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. Although management believes that the Company’s major customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company’s net sales, cash flows and/or financial condition.

See “Accounts Receivable” under Note 3 to the accompanying audited consolidated financial statements for an analysis of the activity in the Company’s reserves for sales allowances and uncollectible accounts for each of the three fiscal years presented.

Inventories

The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including its own retail stores. The Company also holds retail inventory that is sold in its own stores directly to consumers. Wholesale and retail inventories are stated at the lower of cost or estimated realizable value. Cost for wholesale inventories is determined using the first-in, first-out (“FIFO”) method and cost for retail inventories is determined on a moving-average cost basis.

The Company continually evaluates the composition of its inventories, assessing slow-turning, ongoing product, as well as all fashion product. Estimated realizable value of distressed inventory is determined based on historical sales trends of the Company’s individual product lines for this category of inventory, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this category of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

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

In addition, in connection with its recent business acquisitions, the Company has settled certain pre-existing relationships. These pre-existing relationships include licensing agreements and litigation in the case of the acquisition of the Polo Jeans Business. In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination,” the Company is required to allocate the aggregate consideration exchanged in these transactions between the value of the business acquired and the value of the settlement of any pre-existing relationships in proportion to estimates of their respective fair values. If the terms of the pre-existing relationships were determined to not be reflective of market, a settlement gain or loss would be recognized in earnings. Accordingly, significant judgment is required to determine the respective fair values of the business acquired and the value of the settlement of the pre-existing relationship. The Company has historically utilized independent valuation firms to assist in the determination of fair value.

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).

In accordance with FAS 142, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary to be performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist management in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FAS 144. To the extent the estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference.

There have been no impairment losses recorded in connection with the assessment of the recoverability of goodwill and other intangible assets during any of the three fiscal years presented.

Impairment of Other Long-Lived Assets

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FAS 144. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

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

There have been no impairment losses recorded in Fiscal 2007. In Fiscal 2006 and Fiscal 2005, the Company recognized impairment charges on retail fixed assets in the amounts of approximately $11 million and $2 million, respectively.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, income taxes (i.e., deferred tax assets and liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of any net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Significant judgment is required in determining the worldwide provision for income taxes. That is, in the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes those reserves based upon management’s assessment of the exposure associated with permanent tax differences and tax credits. However, the development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. In addition, valuation allowances are established when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time. Tax reserves and valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first will be required to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the “more-likely-than-not” recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for the Company as of the beginning of Fiscal 2008 (April 1, 2007). While the Company continues to analyze the effect from adopting the provisions of FIN 48, it is currently anticipated that a cumulative effect adjustment of up to $85 million will be charged to retained earnings during the first quarter of Fiscal 2008. This estimate is subject to change as the Company completes its analysis.

Contingencies

The Company periodically is exposed to various contingencies in the ordinary course of conducting its business, including certain litigation, alleged information system security breach matters, contractual disputes, employee relation matters, various tax audits, and trademark and intellectual property matters. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“FAS 5”), the Company records a liability for such contingencies to the extent that it concludes their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, the Company discloses the estimated impact on its liquidity, financial condition and results of operations. Management considers many factors in making these assessments. Because the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties and governmental actions. As a result, the accounting for loss contingencies relies heavily on estimates and assumptions.

Stock-Based Compensation

Effective April 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”), using the modified prospective application transition method. Under this transition method, the compensation expense recognized in the consolidated statement of operations beginning April 2, 2006 includes compensation expense for (a) all stock-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”) and (b) all stock-based payments granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Prior to April 2, 2006, the Company accounted for stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and adopted the disclosure-only provisions of FAS 123. Under this standard, the Company did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. However, as required, the Company disclosed, in the notes to the consolidated financial statements, the pro forma expense impact of the stock option grants as if the fair-value-based recognition provisions of FAS 123 were applied. Compensation expense was previously recognized for restricted stock and restricted stock units. The effect of forfeitures on restricted stock and restricted stock units was recognized when such forfeitures occurred.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to fair market value at the date of grant. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. Certain key assumptions involve estimating future uncertain events. The key factors influencing the estimation process include the expected term of the option, the expected stock price volatility factor, the expected dividend yield and risk-free interest rate, among others. Generally, once stock option values are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from the actuals.

Determining the fair value of stock-based compensation at the date of grant requires significant judgment by management, including estimates of the above Black-Scholes assumptions. In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, if management changes its assumptions for future stock-based award grants, or if there are changes in market conditions, stock-based compensation expense and the Company’s results of operations could be materially impacted.

Restricted Stock and Restricted Stock Units

The Company grants restricted shares of Class A common stock and service-based restricted stock units (“RSUs”) to certain of its senior executives. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based RSUs is recognized over the related service period when attainment of the performance goals is deemed probable.

RECENT ACCOUNTING STANDARDS

Refer to Note 4 to the accompanying audited consolidated financial statements for a discussion of certain accounting standards the Company is not yet required to adopt which may impact its results of operations and/or financial condition in future reporting periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

For a discussion of the Company’s exposure to market risk, see “Market Risk Management” in Item 7 included elsewhere in this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

See the “Index to Consolidated Financial Statements” appearing at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the fiscal year end covered by this annual report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company’s internal controls over financial reporting were effective as of the fiscal year end covered by this annual report.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2007 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

(c)	Changes in internal controls over financial reporting

Other than the remediation of the income tax accounting material weakness described below, there were no changes during the fourth quarter of Fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Prior to March 31, 2007, our management had concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting with respect to income tax accounting. This control deficiency, which management first determined to be a material weakness under the Public Company Accounting Oversight Board’s Auditing Standard No. 2 in its Annual Report on Form 10-K for the fiscal year ended April 2, 2005, largely related to inadequate internal tax resources for a sufficient period of time, lack of formal training for tax personnel and inadequate controls and procedures over the tax accounting process to complete a comprehensive and timely review of the income tax accounts and required tax footnote disclosures. We undertook several remedial steps during the period covered by this report as well as during the course of Fiscal 2006, as described below, to enhance controls. As of the end of the period covered by this report, we believe we have taken the necessary steps to remediate the material weakness. Before concluding that the material weakness was remediated, management implemented and evaluated its new controls and procedures for income tax accounting and determined that these procedures were operating effectively for a sufficient period of time and subjected them to appropriate tests in order to conclude that they are operating effectively. Accordingly, management has concluded that the material weakness in our internal control over financial reporting with respect to income tax accounting was remediated as of March 31, 2007.

Remediation of material weakness

During Fiscal 2006 and 2007, the following remedial steps were taken to strengthen internal controls to address the material weakness described above:

•	the upgrade and expansion of internal tax staff with appropriate qualifications and training in accounting for income taxes;

•	instituting formal training of tax personnel;

•	reviewing income tax accounting processes and implementing changes in order to strengthen the design and operation in internal controls; and

•	developing and implementing policies to ensure that all significant tax accounts are properly reconciled on a timely basis and that all tax amounts reflected in our financial statements are fairly presented and supported by underlying tax calculations.

Management believes the aforementioned steps have resolved the material weakness in controls described above for a period of time sufficient to conclude that our controls over financial reporting are now effective.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our directors will be set forth in the Company’s proxy statement for its 2007 annual meeting of stockholders to be filed within 120 days after March 31, 2007 (the “Proxy Statement”) and is incorporated by reference herein. Information relating to our executive officers is set forth in Item I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Information relating to executive and director compensation will be set forth in the Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of March 31, 2007

The following table sets forth information as of March 31, 2007 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Numbers of		Number of Securities
	Securities to be	Weighted-	Remaining Available for
	Issued upon	Average	Future Issuance Under
	Exercise of	Exercise Price	Equity Compensation
	Outstanding	of	Plans (Excluding
	Options, Warrants	Outstanding	Securities Reflected in
Plan Category	and Rights	Options ($)	Column (a))

Equity compensation plans approved by security holders	8,838,197(1)	$32.79(2)	5,906,320(3)
Equity compensation plans not approved by security holders	—	—	—

Total	8,838,197	$32.79	5,906,320

(1)	Consists of 6,886,400 options to purchase shares of our Class A Common Stock and 1,951,797 restricted stock units that are payable solely in shares of Class A Common Stock. Does not include 105,000 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of the outstanding stock options. No exercise price is payable with respect to the outstanding restricted stock units.

(3)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan. An additional 105,000 outstanding shares of restricted stock granted under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan that remain subject to forfeiture are not reflected in column (c).

Other information relating to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement and such information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

The information required to be included by Item 14 of Form 10-K will be included in the Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1., 2. Financial Statements and Schedules. See index on Page F-1.

3. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-24733) (the “S-1”))*
3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the S-1)*
10.1	Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*
10.2	U.S.A. Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, and Cosmair, Inc., and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.4 to the S-1)*
10.3	Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky Lauren and Mark N. Kaplan, as Licensor, and Cosmair, Inc., as Licensee, and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the S-1)*
10.4	Foreign Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, as Licensor, and L’Oreal S.A., as Licensee, and letter Agreements related thereto dated January 1, 1985, September 16, 1994 and October 25, 1994** (filed as Exhibit 10.6 to the S-1)*
10.5	Restated Foreign License Agreement, dated January 1, 1985, between The Polo/Lauren Company, as Licensor, and L’Oreal S.A., as Licensee, Letter Agreement related thereto dated January 1, 1985, and Supplementary Agreement thereto, dated October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.6	Amendment, dated November 27, 1992, to Foreign Design and Consulting Agreement and Restated Foreign License Agreement** (filed as Exhibit 10.8 to the S-1)*
10.7	Agency Agreement dated October 5, 2006, between Polo Ralph Lauren Corporation and Deutsche Bank AG, London Branch and Deutsche Bank Luxemburg S.A., as fiscal and principal paying agent (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 30, 2006)*
10.8	Form of Indemnification Agreement between Polo Ralph Lauren Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.9	Amended and Restated Employment Agreement, effective as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2002)*†
10.10	Amended and Restated Employment Agreement, dated as of June 17, 2003, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 28, 2003)*†
10.11	Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005 (the “Fiscal 2006 10-K”))*†
10.12	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.15 to the Fiscal 2006 10-K)*†
10.13	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan as Amended as of August 14, 2003 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 27, 2003)*†
10.14	Amendment No. 1, dated July 1, 2004, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 2, 2004)*†
10.15	Restricted Stock Unit Award Agreement, dated as of July 1, 2004, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.18 to the Fiscal 2006 10-K)*†

Exhibit
Number	Description

10.16	Restricted Stock Award Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.19 to the Fiscal 2006 10-K)*†
10.17	Non-Qualified Stock Option Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.20 to the Fiscal 2006 10-K)*†
10.18	Deferred Compensation Agreement, dated as of September 19, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.21 to the Fiscal 2006 10-K)*†
10.19	Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) dated March 25, 2004 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.20	Amendment No. 1, dated as of July 2, 2004, to Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.21	Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)*†
10.22	Amendment, dated as of June 30, 2006, to the Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.23	Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.24	Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restriction performance share awards under the Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.25	Stock Option Award Overview — U.S. containing the standard terms of stock option award under the Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.26	Credit Agreement, dated as of November 28, 2006, by and among the Company, JP Morgan Chase Bank, N.A., as Administrative Agent, The Bank of New York, Citibank, N.A., Bank of America, N.A. and Wachovia Bank National Association, as Syndication Agents, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, and a Syndicate of Lending Banks (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended December 30, 2006)*
10.27	Employment Agreement, dated as of September 4, 2004, between Polo Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended October 2, 2004)*†
10.28	Employment Agreement, dated as of March 26, 2007, between Polo Ralph Lauren Corporation and Tracey T. Travis†
10.29	Employment Agreement, effective as of April 3, 2005, between Polo Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended July 2, 2005)*†
10.30	Cross Default and Term Extension Agreement, dated May 11, 1998, among PRL USA, Inc., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co., Inc. (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 28, 2002)*
10.31	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended December 31, 2005)*†
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Fiscal 2003 Form 10-K)*
21.1	List of Significant Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)
31.2	Certification of Tracey T. Travis required by 17 CFR 240.13a-14(a)

Exhibit
Number	Description

32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Tracey T. Travis Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2007.

POLO RALPH LAUREN CORPORATION

By:	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Senior Vice President of Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RALPH LAUREN Ralph Lauren	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2007

/s/ ROGER N. FARAH Roger N. Farah	President, Chief Operating Officer and Director	May 30, 2007

/s/ TRACEY T. TRAVIS Tracey T. Travis	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2007

/s/ ARNOLD H. ARONSON Arnold H. Aronson	Director	May 30, 2007

/s/ JOHN R. ALCHIN John R. Alchin	Director	May 30, 2007

/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	May 30, 2007

/s/ DR. JOYCE F. BROWN Dr. Joyce F. Brown	Director	May 30, 2007

/s/ JOEL L. FLEISHMAN Joel L. Fleishman	Director	May 30, 2007

/s/ JUDITH A. MCHALE Judith A. McHale	Director	May 30, 2007

/s/ STEVEN P. MURPHY Steven P. Murphy	Director	May 30, 2007

Signature	Title	Date

/s/ JACKWYN L. NEMEROV Jackwyn L. Nemerov	Director	May 30, 2007

/s/ TERRY S. SEMEL Terry S. Semel	Director	May 30, 2007

Robert C. Wright	Director

POLO RALPH LAUREN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	April 1,
	2007	2006
	(millions)

ASSETS
Current assets:
Cash and cash equivalents	$563.9	$285.7
Accounts receivable, net of allowances of $138.1 and $115.0 million	467.5	484.2
Inventories	526.9	485.5
Deferred tax assets	44.4	32.4
Prepaid expenses and other	83.2	90.7

Total current assets	1,685.9	1,378.5
Property and equipment, net	629.8	548.8
Deferred tax assets	56.9	—
Goodwill	790.5	699.7
Intangible assets, net	297.7	258.5
Other assets	297.2	203.2

Total assets	$3,758.0	$3,088.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174.7	$202.2
Income tax payable	74.6	46.6
Accrued expenses and other	391.0	314.3
Current maturities of debt	—	280.4

Total current liabilities	640.3	843.5
Long-term debt	398.8	—
Deferred tax liabilities	—	20.8
Other non-current liabilities	384.0	174.8

Commitments and contingencies (Note 15)
Total liabilities	1,423.1	1,039.1

Stockholders’ equity:
Class A common stock, par value $.01 per share; 68.6 million and 66.4 million shares issued; 60.7 million and 62.1 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	872.5	783.6
Retained earnings	1,742.3	1,379.2
Treasury stock, Class A, at cost (7.9 million and 4.3 million shares)	(321.5)	(87.1)
Accumulated other comprehensive income	40.5	15.5
Unearned compensation	—	(42.7)

Total stockholders’ equity	2,334.9	2,049.6

Total liabilities and stockholders’ equity	$3,758.0	$3,088.7

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions, except per share data)

Net sales	$4,059.1	$3,501.1	$3,060.7
Licensing revenue	236.3	245.2	244.7

Net revenues	4,295.4	3,746.3	3,305.4
Cost of goods sold(a)	(1,959.2)	(1,723.9)	(1,620.9)

Gross profit	2,336.2	2,022.4	1,684.5

Other costs and expenses:
Selling, general and administrative expenses(a)	(1,663.4)	(1,476.9)	(1,377.6)
Amortization of intangible assets	(15.6)	(9.1)	(3.4)
Impairments of retail assets	—	(10.8)	(1.5)
Restructuring charges	(4.6)	(9.0)	(2.3)

Total other costs and expenses	(1,683.6)	(1,505.8)	(1,384.8)

Operating income	652.6	516.6	299.7
Foreign currency gains (losses)	(1.5)	(5.7)	6.1
Interest expense	(21.6)	(12.5)	(11.0)
Interest income	26.1	13.7	4.6
Equity in income of equity-method investees	3.0	4.3	6.4
Minority interest expense	(15.3)	(13.5)	(8.0)

Income before provision for income taxes	643.3	502.9	297.8
Provision for income taxes	(242.4)	(194.9)	(107.4)

Net income	$400.9	$308.0	$190.4

Net income per common share:
Basic	$3.84	$2.96	$1.88

Diluted	$3.73	$2.87	$1.83

Weighted average common shares outstanding:
Basic	104.4	104.2	101.5

Diluted	107.6	107.2	104.1

Dividends declared per share	$0.20	$0.20	$0.20

(a) Includes total depreciation expense of:	$(129.1)	$(117.9)	$(98.7)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
		(millions)

Cash flows from operating activities:
Net income	$400.9	$308.0	$190.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	144.7	127.0	102.1
Deferred income tax expense (benefit)	(112.4)	35.6	10.1
Minority interest expense	15.3	13.5	8.0
Equity in the income of equity-method investees, net of dividends received	(1.0)	(4.3)	(6.4)
Non-cash stock compensation expense	43.6	26.6	12.9
Non-cash impairments of retail assets	—	10.8	1.5
Non-cash Jones-related Litigation charge	—	—	100.0
Non-cash provision for bad debt expense	1.9	1.2	6.0
Loss on disposal of property and equipment	3.3	5.7	7.7
Non-cash foreign currency losses (gains)	6.2	5.3	(11.6)
Non-cash restructuring charges	1.1	4.5	—
Changes in operating assets and liabilities:
Accounts receivable	26.4	(19.2)	(16.1)
Inventories	(32.2)	3.8	(23.5)
Accounts payable and accrued liabilities	41.7	39.1	(44.5)
Deferred income liabilities, primarily proceeds received from Luxottica in Fiscal 2007 (Note 22)	202.6	5.1	6.2
Settlement of Jones-related Litigation	—	(100.0)	—
Other balance sheet changes	54.0	(13.6)	39.2

Net cash provided by operating activities	796.1	449.1	382.0

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price settlements	(176.1)	(380.6)	(243.3)
Capital expenditures	(184.0)	(158.6)	(174.1)
Cash deposits restricted in connection with taxes (Note 3)	(74.5)	—	—

Net cash used in investing activities	(434.6)	(539.2)	(417.4)

Cash flows from financing activities:
Proceeds from issuance of debt	380.0	—	—
Repayment of debt	(291.6)	—	—
Debt issuance costs	(2.6)	—	—
Payments of capital lease obligations	(5.0)	(2.2)	—
Payments of dividends	(20.9)	(20.8)	(21.7)
Distributions to minority interest holders	(4.5)	—	—
Repurchases of common stock	(231.3)	(3.8)	—
Proceeds from exercise of stock options	51.4	55.2	53.2
Termination of interest rate swap agreements	(4.4)	5.1	—
Excess tax benefits from stock-based compensation arrangements	33.7	—	—

Net cash (used in) provided by financing activities	(95.2)	33.5	31.5

Effect of exchange rate changes on cash and cash equivalents	11.9	(8.2)	2.1

Net increase (decrease) in cash and cash equivalents	278.2	(64.8)	(1.8)
Cash and cash equivalents at beginning of period	285.7	350.5	352.3

Cash and cash equivalents at end of period	$563.9	$285.7	$350.5

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional		Treasury Stock		Other
	Common Stock		Paid-In	Retained	at cost		Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Compensation	Total
	(millions)

Balance at April 3, 2004	104.8	$1.1	$563.5	$921.6	4.2	$(79.0)	$23.1	$(14.8)	$1,415.5
Comprehensive income:
Net income				190.4
Foreign currency translation adjustments							11.3
Net realized and unrealized losses on derivative financial instruments							(4.5)
Total comprehensive income									197.2
Cash dividends				(21.7)					(21.7)
Repurchases of common stock						(1.0)			(1.0)
Shares issued and equity grants made pursuant to stock compensation plans(a)	2.5		100.8					(15.1)	85.7

Balance at April 2, 2005	107.3	$1.1	$664.3	$1,090.3	4.2	$(80.0)	$29.9	$(29.9)	$1,675.7
Comprehensive income:
Net income				308.0
Foreign currency translation adjustments							(24.1)
Net realized and unrealized losses on derivative financial instruments							9.7
Total comprehensive income									293.6
Cash dividends				(19.6)					(19.6)
Repurchases of common stock					0.1	(3.8)			(3.8)
Shares issued and equity grants made pursuant to stock compensation plans(a)	2.4		119.3			(3.3)		(12.8)	103.2
Other				0.5					0.5

Balance at April 1, 2006	109.7	$1.1	$783.6	$1,379.2	4.3	$(87.1)	$15.5	$(42.7)	$2,049.6
Cumulative effect of adopting SAB 108(b) (Note 4)				(16.9)					(16.9)
Cumulative effect of adopting FAS 123R (Note 18)			(42.7)					42.7	—
Comprehensive income:
Net income				400.9
Foreign currency translation adjustments							54.3
Net realized and unrealized losses on derivative financial instruments							(29.3)
Total comprehensive income									425.9
Cash dividends				(20.9)					(20.9)
Repurchases of common stock					3.5	(231.3)			(231.3)
Shares issued and equity grants made pursuant to stock compensation plans(a)	2.2		131.6		0.1	(3.1)			128.5
Other

Balance at March 31, 2007	111.9	$1.1	$872.5	$1,742.3	7.9	$(321.5)	$40.5	$—	$2,334.9

(a)	Includes income tax benefits relating to the exercise of employee stock options of approximately $33 million in Fiscal 2007, $22 million in Fiscal 2006 and $19 million in Fiscal 2005.

(b)	Net of $3.6 million tax effect.

See accompanying notes.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Polo Ralph Lauren Corporation (“PRLC”) is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. PRLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. PRLC’s brand names include Polo, Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Black Label, RLX, Ralph Lauren Blue Label, Lauren, RRL, Rugby, Chaps, Club Monaco, and American Living, among others. PRLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the U.S. and Europe. The Company also sells directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through its retail internet site located at www.Polo.com. In addition, the Company often licenses the right to third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

2.	Basis of Presentation

Basis of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The accompanying consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the U.S. (“US GAAP”). In particular, pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), the Company consolidates Polo Ralph Lauren Japan Corporation (“PRL Japan”), a 50%-owned venture with Onward Kashiyama Co. Ltd and its subsidiaries (“Onward Kashiyama”) and The Seibu Department Stores, Ltd (“Seibu”). Prior to the acquisition of the minority ownership interests in Ralph Lauren Media, LLC (“RL Media”) on March 28, 2007, the Company also consolidated RL Media, formerly a 50%-owned venture with NBC Universal, Inc. (“NBC”) and Value Vision International, Inc. and its related entities (“Value Vision”), pursuant to FIN 46R. RL Media conducts the Company’s e-commerce initiatives through an internet site known as Polo.com. See Note 5 for further discussion of the Company’s acquisition of the remaining 50% ownership interest of RL Media, as well as the Company’s acquisition of the remaining 50% ownership interest of PRL Japan in May 2007.

All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal year 2007 ended on March 31, 2007 and reflected a 52-week period (“Fiscal 2007”); Fiscal year 2006 ended on April 1, 2006 and reflected a 52-week period (“Fiscal 2006”); and Fiscal year 2005 ended on April 2, 2005 and reflected a 52-week period (“Fiscal 2005”).

The financial position and operating results of the Company’s consolidated 50% interest in PRL Japan are reported on a one-month lag. Similarly, prior to the fourth quarter of Fiscal 2006, the financial position and operating results of RL Media were reported on a three-month lag. During the fourth quarter of Fiscal 2006, RL Media changed its fiscal year, which was formerly on a calendar-year basis, to conform with the Company’s fiscal-year basis. In connection with this change, the three-month reporting lag for RL Media was eliminated. Accordingly, the Company’s operating results for Fiscal 2007 and Fiscal 2006 included in this Annual Report on Form 10-K for Fiscal 2007 (the “Fiscal 2007 10-K”) include the operating results of RL Media for the twelve-month periods

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2007 and April 1, 2006, respectively, whereas Fiscal 2005 includes the operating results of RL Media for the twelve-month period ended December 31, 2004. The net effect from this change in RL Media’s fiscal year was not material to the accompanying consolidated financial statements for Fiscal 2006 and was reflected in retained earnings as a component of stockholders’ equity.

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

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectibility can be reasonably assured.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company’s retail internet site known as Polo.com is recognized upon delivery and receipt of the shipment by its customers. Such revenue also is reduced by an estimate of returns.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from the Company’s licensees.

Sales Taxes

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-related transactions between sellers and customers on either a gross or net basis is an accounting policy decision that should be disclosed. The

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company accounts for sales and other related taxes on a net basis, excluding such taxes from revenue and cost of revenue.

Cost of Goods Sold and Selling Expenses

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory obsolescence. The costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in selling, general and administrative (“SG&A”) expenses.

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the accompanying consolidated statements of operations. Shipping and handling costs incurred approximated $92 million in Fiscal 2007, $77 million in Fiscal 2006 and $56 million in Fiscal 2005. Shipping and handling charges billed to customers are included in revenues.

Advertising Costs

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs,” advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. In accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” costs of out-of-store advertising paid to wholesale customers under cooperative advertising programs are expensed as an advertising cost if both the identified advertising benefit is sufficiently separable from the purchase of the Company’s products by customers and the fair value of such benefit is measurable. Otherwise, such costs are reflected as a reduction of revenue. Costs of in-store advertising paid to wholesale customers under cooperative advertising programs are not included in advertising costs, but are reflected as a reduction of revenues since the benefits are not sufficiently separable from the purchases of the Company’s products by customers.

Advertising expense amounted to approximately $181 million for Fiscal 2007, $166 million for Fiscal 2006 and $127 million for Fiscal 2005. Deferred advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $3 million and $4 million at the end of Fiscal 2007 and Fiscal 2006, respectively.

Foreign Currency Translation and Transactions

The financial position and operating results of foreign operations are primarily consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statement of stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature also are included within this component of stockholders’ equity.

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity’s functional currency. Foreign currency transaction gains and losses also include amounts realized on the settlement of intercompany loans with foreign subsidiaries that are either short-term, or were previously of a long-term, investment nature and deferred as a component of stockholders’ equity. Foreign currency transaction gains and losses are recognized in earnings and separately disclosed in the accompanying consolidated statements of operations.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statement of stockholders’ equity, consists of net income (loss) and other gains and losses affecting equity that, under US GAAP, are excluded from net income (loss). The components of other comprehensive income (loss) for the Company primarily consist of foreign currency translation gains and losses and deferred gains and losses on hedging instruments, such as foreign currency exchange contracts designated as cash flow hedges and changes in the fair value of the Company’s Euro-denominated debt designated as a hedge of changes in the fair value of the Company’s net investment in certain of its European subsidiaries.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Basic	104.4	104.2	101.5
Dilutive effect of stock options, restricted stock and restricted stock units	3.2	3.0	2.6

Diluted shares	107.6	107.2	104.1

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the satisfaction of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of the end of Fiscal 2007 and Fiscal 2006, there was an aggregate of approximately 1.0 million and 0.8 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

Stock-Based Compensation

Effective April 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“FAS 123R”). This statement requires all share-based payments to employees to be expensed based on the grant date fair value of the awards over the requisite service period. The Company applied the requirements of FAS 123R using the modified prospective method and, therefore, prior periods were not restated. Under the modified prospective method, the Company records compensation expense for (1) the unvested portion of previously issued awards that remained outstanding at the initial date of adoption and (2) for any awards issued,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modified or settled after the effective date of the statement. The Company uses the Black-Scholes valuation method to determine the grant date fair value of its stock option awards.

Prior to the adoption of FAS 123R, the Company’s stock-based compensation was recognized using the intrinsic value method, which measures stock-based compensation expense as the amount at which the market price of the stock at the date of grant exceeds the exercise price. Accordingly, no compensation expense was recognized for the Company’s stock option awards. Prior to the adoption of FAS 123R, the Company’s stock-based compensation expense consisted of restricted stock and service-based restricted stock unit and performance-based restricted stock unit awards, which were accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

See Note 18 for further discussion of the Company’s stock-based compensation and the adoption of FAS 123R.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, including investments in debt securities. Investments in debt securities are diversified among high-credit quality securities in accordance with the Company’s risk-management policies, and primarily include commercial paper and money market funds.

Restricted Cash

The Company has placed €58.9 million ($77.2 million) of cash in escrow with certain banks, primarily in Fiscal 2007, as collateral to secure guarantees of a corresponding amount made by the banks to certain international tax authorities on behalf of the Company. Of the €58.9 million of cash in escrow, €41.3 million ($55.1 million) was placed as collateral to secure guarantees made to the French tax authorities for the payment of an asserted excess royalties tax matter and €17.6 million ($22.1 million) was placed as collateral to secure refunds of value-added tax payments in certain international tax jurisdictions. Such cash has been classified as restricted cash and reported as a component of other assets in the Company’s consolidated balance sheet. See Note 15 for further discussion of the French tax matter.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdown allowances and operational chargebacks is presented below:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Beginning reserve balance	$107.5	$100.0	$90.3
Amounts charged against revenue to increase reserve	388.4	302.6	265.3
Amounts credited against customer accounts to decrease reserve	(369.2)	(294.1)	(256.7)
Foreign currency translation	2.7	(1.0)	1.1

Ending reserve balance	$129.4	$107.5	$100.0

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. A rollforward of the activity in the Company’s allowances for doubtful accounts is presented below:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Beginning reserve balance	$7.5	$11.0	$7.0
Amount charged to expense to increase reserve	1.9	1.2	6.0
Amount written off against customer accounts to decrease reserve	(1.2)	(4.3)	(2.1)
Foreign currency translation	0.5	(0.4)	0.1

Ending reserve balance	$8.7	$7.5	$11.0

Concentration of Credit Risk

In the wholesale business, the Company has two key department-store customers that generate significant sales volume. For Fiscal 2007, these two customers contributed approximately 29% and 14% of all wholesale revenues and 43% in the aggregate.

Inventories

The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including its own retail stores. The Company also holds retail inventory that is sold in its own stores directly to consumers. Wholesale and retail inventories are stated at the lower of cost or estimated realizable value. Cost for wholesale inventories is determined using the first-in, first-out (“FIFO”) method and cost for retail inventories is determined on a moving-average cost basis.

The Company continually evaluates the composition of its inventories, assessing slow-turning, ongoing (specially made for Retail) product, as well as all fashion product. Estimated realizable value of distressed inventory is determined based on historical sales trends of the Company’s individual product lines for this category of inventory, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this category of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the equity method, only the Company’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheets; only the Company’s share of the investee’s earnings (losses) is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee and additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

Investments in companies in which the Company does not have a controlling interest, or is unable to exert significant influence, are accounted for at market value if the investments are publicly traded and there are no resale restrictions greater than one year (“available-for-sale investments”). If resale restrictions greater than one year exist, or if the investment is not publicly traded, the investment is accounted for at cost.

As of March 31, 2007, the Company’s only significant investment is an approximate 20% equity interest in Impact 21 Co., Ltd. (“Impact 21”). Impact 21 is a public company that holds the sublicenses for the Company’s men’s, women’s and jeans businesses in Japan. The Company accounts for its interest in Impact 21, which is included in other assets in the accompanying consolidated balance sheets, using the equity method of accounting. See Note 5 for further discussion of the Company’s Japanese Business Acquisitions that occurred in May 2007.

In addition, see Note 5 for a discussion of the Company’s formation of a joint venture in April 2007 to conduct its watch and jewelry business, which will be accounted for under the equity method of accounting.

Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets, which range from three to seven years for furniture, fixtures, computer systems and equipment; from three to ten years for machinery and equipment; and from ten to forty years for buildings and building improvements. Leasehold improvements are depreciated over periods equal to the shorter of the estimated useful lives of the respective assets and the life of the lease.

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). In evaluating long-lived assets for recoverability, including finite-lived intangibles as described below, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). At acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consists of license

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, customer relationships, non-compete agreements and order backlog. The fair value of these intangible assets is estimated based on management’s assessment, as well as independent third party appraisals, when necessary. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Under FAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FAS 144. See discussion of the Company’s accounting policy for impairment as described earlier under the caption “Property and Equipment, Net.”

Officers’ Life Insurance

The Company maintains several whole-life and a few split-dollar life insurance policies for certain of its senior executives. Whole-life policies are recorded at their cash-surrender value, and split-dollar policies are recorded at the lesser of their cash-surrender value or aggregate premiums paid-to-date in the accompanying consolidated balance sheets. As of the end of Fiscal 2007 and Fiscal 2006, amounts of $53 million and $52 million, respectively, relating to officers’ life insurance policies held by the Company were classified within other assets in the accompanying consolidated balance sheets.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, income taxes (i.e., deferred tax assets and liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between US GAAP and tax reporting. Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Significant judgment is required in determining the worldwide provision for income taxes. That is, in the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes those reserves based upon management’s assessment of the exposure associated with permanent tax differences and tax credits. In addition, valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Tax reserves and valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

In addition, see Note 4 for the Company’s discussion of the accounting for uncertainty in income taxes.

Leases

The Company leases certain facilities and equipment, including its retail stores. Such leasing arrangements are accounted for under the provisions of FAS No. 13, “Accounting for Leases” and other related authoritative accounting literature (“FAS 13”). Certain of the Company’s leases contain renewal options, rent escalation clauses and/or landlord incentives. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. The excess of straight-line rent expense over scheduled payment amounts and landlord

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incentives is recorded as a deferred rent liability. As of the end of Fiscal 2007 and Fiscal 2006, unamortized deferred rent obligations of approximately $96 million and $85 million, respectively, were classified within other non-current liabilities in the accompanying consolidated balance sheets.

For leases in which the Company is involved with the construction of the building (generally on land owned by the landlord), the Company accounts for the lease during the construction period under the provisions of EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and, therefore, is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction-in-progress and the pre-existing building. Once construction is complete, the Company considers the requirements under FAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of Lease Term, and Initial Direct Costs of Direct Financing Leases,” for sale-leaseback treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the financing obligation and depreciate the building over the lease term.

Derivatives and Financial Instruments

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that, for derivative instruments that qualify for hedge accounting, the effective portion of changes in the fair value are either (a) offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in stockholders’ equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively. For each derivative instrument entered into where the Company seeks to obtain hedge accounting treatment, the relationship between the hedging instrument and the hedged item, as well as the related risk management objective and how the effectiveness in offsetting the hedged risk will be assessed, is formally documented. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

For cash flow reporting purposes, the Company classifies proceeds received or paid upon the settlement of a derivative financial instrument in the same manner as the item being hedged.

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to fixed-rate debt, investments in other entities accounted for using the equity method of accounting and other financial instruments. However, other than differences in the fair value of fixed-rate debt as disclosed in Note 13, these differences were not significant as of March 31, 2007 and April 1, 2006. The fair value of financial instruments generally is determined by reference to market values resulting from the trading of the instruments on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates derived through the use of present value or other valuation techniques.

4.	Recently Issued Accounting Standards

Financial Statement Misstatements

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify and evaluate financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying and evaluating the effects of financial statement misstatements: (i) the balance sheet (“iron curtain”) method and (ii) the income statement

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“rollover”) method. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover method quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of the rollover method can lead to the accumulation of misstatements in the balance sheet. Prior to the adoption of SAB 108, the Company historically used the rollover method for quantifying and evaluating identified financial statement misstatements.

By issuing SAB 108, the SEC staff established an approach that requires quantification and evaluation of financial statement misstatements based on the effects of the misstatements under both the iron curtain and rollover methods. This model is commonly referred to as a “dual approach.”

SAB 108 requires companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method and, as such, recorded a $16.9 million reduction in retained earnings as of April 2, 2006. The following table summarizes the effects of applying SAB 108 for each period in which the identified misstatement originated through April 2, 2006:

	Period in which Misstatement
	Originated(a)
	Cumulative			Adjustment
	Prior to	Fiscal Years Ended		Recorded as of
	April 4,	April 2,	April 1,	April 2,
	2004	2005	2006	2006

Inventory(b)	$(9.1)	$(0.2)	$—	$(9.3)
Other non-current liabilities — accrued rent(c)	—	(3.5)	0.3	(3.2)
Other non-current assets — equity method investments(d)	(1.0)	(1.1)	0.2	(1.9)
Other non-current liabilities — minority interest(d)	(1.0)	—	—	(1.0)
Deferred income taxes(e)	1.4	0.5	(3.4)	(1.5)

Impact on net income and retained earnings	$(9.7)	$(4.3)	$(2.9)	$(16.9)

(a)	The Company previously quantified these errors under the rollover method and concluded that they were immaterial, individually and in the aggregate, to the Company’s consolidated financial statements.

(b)	The Company historically did not eliminate certain intercompany profits on the transfer of inventory, which resulted in a cumulative overstatement of its inventory by $4.8 million in years prior to Fiscal 2005 and by $0.2 million in Fiscal 2005. In addition, the Company included $4.3 million of certain product development costs in its inventory in years prior to Fiscal 2005 that, in hindsight, were not considered to be capitalizable. To correct these misstatements, the Company reduced inventory by $9.3 million as of April 2, 2006, with a corresponding pre-tax reduction in retained earnings.

(c)	In connection with a specialized retail store construction project in one of its international locations, the Company did not recognize rent expense upon taking possession of the leased property and commencing construction in Fiscal 2005. To correct these misstatements, the Company recorded a $3.2 million net increase in its liability for accrued rent as of April 2, 2006, with a corresponding pre-tax reduction in retained earnings.

(d)	The Company historically did not properly account for differences between its investment bases in certain consolidated and unconsolidated investees and its share of the underlying equity of such investees. To correct these misstatements, the Company reduced the carrying value of its equity method investment by $1.9 million and increased its minority interest liability by $1.0 million as of April 2, 2006, with a corresponding pre-tax reduction of $2.9 million in total to retained earnings.

(e)	As a result of the misstatements described above and $5.1 million of deferred tax balances that were not supportable based on a subsequent analysis of underlying book-tax basis differences, the Company’s provision for income taxes was cumulatively overstated by $1.4 million in years prior to Fiscal 2005 and $0.5 million in Fiscal 2005, and understated by $3.4 million in Fiscal 2006. To correct these misstatements, the Company increased its net deferred income tax liability by a total of $1.5 million as of April 2, 2006, with a corresponding decrease in retained earnings.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first will be required to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the “more-likely-than-not” recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for the Company as of the beginning of Fiscal 2008 (April 1, 2007). While the Company continues to analyze the effect from adopting the provisions of FIN 48, it is currently anticipated that a cumulative effect adjustment of up to $85 million will be charged to retained earnings during the first quarter of Fiscal 2008. This estimate is subject to change as the Company completes its analysis.

Stock-Based Compensation

In December 2004, the FASB issued FAS 123R and, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides implementation guidance for companies to use in their adoption of FAS 123R. FAS 123R supersedes both APB 25, which permitted the use of the intrinsic-value method in accounting for stock-based compensation, and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”), which allowed companies applying APB 25 to just disclose in their financial statements the pro forma effect on net income from applying the fair-value method of accounting for stock-based compensation. The Company adopted FAS 123R as of April 2, 2006. See Note 18 for further discussion of the Company’s stock-based compensation and the adoption of FAS 123R.

Other Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of Statement of Financial Accounting Standards No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for the Company as of the beginning of Fiscal 2009 (March 30, 2008). The application of FAS 159 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of Statement of Financial Accounting Standards No. 87, 88, 106 and 132R” (“FAS 158”). FAS 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to recognize the funded status of a benefit plan — measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation — in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. FAS 158 is effective for fiscal years ending after December 15, 2006. Because the Company does not currently maintain any significant defined benefit plans, the application of FAS 158 did not have a material effect on the Company’s consolidated financial statements.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures about fair value measurements. FAS 157 is effective for the Company as of the beginning of Fiscal 2009. The application of FAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

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

5.	Acquisitions and Joint Ventures

Fiscal 2008 Transactions

Japanese Business Acquisitions

On May 29, 2007, the Company completed its previously announced transactions to acquire control of certain of its Japanese businesses that were formerly conducted under licensed arrangements. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to 97%. Impact 21 conducts the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a sub-license arrangement. In addition, the Company acquired the remaining 50% interest in PRL Japan, which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama and Seibu (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are hereafter referred to as the “Japanese Business Acquisitions.”

The purchase price initially paid in connection with the Impact 21 Acquisition was approximately $327 million. However, the Company intends to acquire, over the next several months, the remaining approximately 3% of the outstanding shares not exchanged as of the close of the tender offer period at an estimated aggregate cost of approximately $12 million. In addition, the purchase price paid in connection with the PRL Japan Minority Interest Acquisition was approximately $22 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and approximately $170 million of Yen-based borrowings under a one-year term loan agreement on terms substantially similar to the Company’s existing credit facility. The Company expects to repay the borrowing by its maturity date using a portion of the approximate $200 million of Impact 21’s cash on-hand acquired as part of the acquisition.

The results of operations for Impact 21 will be consolidated effective as of the beginning of Fiscal 2008. The results of operations for PRL Japan already are consolidated by the Company as described further in Note 2 to the accompanying consolidated financial statements.

The Company is in the process of preparing its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. The Company also has entered into a transition services agreement with Onward Kashiyama which, along with its affiliates, was a former approximate 41% shareholder of Impact 21, to provide a variety of operational, human resources and information systems-related services over a period of up to two years.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Small Leathergoods Business

On April 13, 2007, the Company acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., the Company’s licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. The assets acquired from Kellwood will be operated under the name of “Polo Ralph Lauren Leathergoods” and will allow the Company to further expand its accessories business. The acquisition cost was approximately $10 million and is subject to customary closing adjustments. Kellwood will provide various transition services for up to six months after the closing.

The results of operations for the Polo Ralph Lauren Leathergoods business will be consolidated in the Company’s results of operations commencing in Fiscal 2008. The Company is in the process of preparing its assessment of the fair value of assets acquired.

Formation of Ralph Lauren Watch and Jewelry Joint Venture

On March 5, 2007, the Company announced that it had agreed to form a joint venture with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group. The 50-50 joint venture will be a Swiss corporation named the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), whose purpose is to design, develop, manufacture, sell and distribute luxury watches and fine jewelry through Ralph Lauren boutiques, as well as through fine independent jewelry and luxury watch retailers throughout the world. The Company expects to account for its 50% interest in the RL Watch Company under the equity method of accounting. Royalty payments due to the Company under the related license agreement for use of certain of the Company’s trademarks will be reflected as licensing revenue within the consolidated statement of operations. The RL Watch Company is expected to commence operations during the first quarter of Fiscal 2008 and it is expected that the products will be launched in the fall of calendar 2008.

Fiscal 2007 Transactions

Acquisition of RL Media Minority Interest

On March 28, 2007, the Company acquired the remaining 50% equity interest in RL Media formerly held by NBC (37.5%) and Value Vision (12.5%). RL Media conducts the Company’s e-commerce initiatives through the Polo.com internet site and is consolidated by the Company as the primary beneficiary pursuant to the provisions of FIN 46R. The acquisition cost was $175 million. In addition, Value Vision entered into a transition services agreement with the Company to provide order fulfillment and related services over a period of up to seventeen months from the date of the acquisition of the RL Media minority interest.

The Company evaluated the terms of all significant pre-existing relationships between itself and RL Media to determine if a settlement of the pre-existing relationships existed. In addition, the Company obtained valuation analyses of RL Media prepared by an independent valuation firm. Based on these analyses, as well as the rights and obligations of the parties under the RL Media partnership agreement, the Company determined that all of the consideration exchanged should be allocated to the acquisition of the RL Media minority interest. Accordingly, no settlement gain or loss was recognized in connection with this transaction.

The excess of the acquisition cost over the pre-existing minority interest liability of $33 million has been allocated on a preliminary basis as follows: inventory of $8 million; finite-lived intangible assets of $55 million (consisting of the re-acquired license of $50 million and customer list of $5 million); and goodwill of $79 million. The Company is in the process of completing its assessment of the fair value of assets acquired. As a result, the estimated purchase price allocation is subject to change.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2006 Transactions

Acquisition of Polo Jeans Business

On February 3, 2006, the Company acquired from Jones Apparel Group, Inc. and its subsidiaries (“Jones”) all of the issued and outstanding shares of capital stock of Sun Apparel, Inc., the Company’s licensee for men’s and women’s casual apparel and sportswear in the U.S. and Canada (the “Polo Jeans Business”). The acquisition cost was approximately $260 million, including transaction costs. In addition, simultaneous with the transaction, the Company settled all claims under its litigation with Jones for a cost of $100 million.

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

The results of operations for the Footwear Business for the period have been consolidated in the Company’s results of operations commencing July 16, 2005. In addition, the accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values: trade receivables of $17 million; inventory of $26 million; finite-lived intangible assets of $62 million (consisting of the footwear license at $38 million, customer relationships at $23 million and order backlog at $1 million); goodwill of $20 million; other assets of $1 million; and liabilities of $14 million.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2005 Transactions

Acquisition of Childrenswear Business

On July 2, 2004, the Company acquired certain assets and assumed certain liabilities of RL Childrenswear Company, LLC, the Company’s licensee holding the exclusive licenses to design, manufacture, merchandise and sell newborn, infant, toddler, girls and boys clothing in the U.S., Canada and Mexico (the “Childrenswear Business”). The purchase price was approximately $264 million, including transaction costs, deferred payments of $15 million payable over the three years after the acquisition date and $5 million of contingent payments. The contingent payments were conditional on certain sales targets being attained and, during Fiscal 2005, the Company recognized the obligation with a corresponding increase in goodwill because it became probable that the sales targets would be attained. As of the end of Fiscal 2007, $17 million of the deferred and conditional payments were made and the remaining portion of approximately $3 million of deferred and conditional payments were classified as a component of other current liabilities in the accompanying consolidated balance sheets.

The results of operations for the Childrenswear Business for the period are included in the Company’s consolidated results of operations commencing July 2, 2004. In addition, the accompanying consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values: inventory of $27 million; property and equipment of $8 million; finite-lived intangible assets, of $32 million (consisting of non-compete agreements of $2 million and customer relationships of $30 million); other assets of $1 million; goodwill of $208 million; and liabilities of $12 million.

6.	Inventories

Inventories consist of the following:

	March 31,	April 1,
	2007	2006
	(millions)

Raw materials	$8.4	$5.2
Work-in-process	1.1	0.8
Finished goods	517.4	479.5

Total inventory	$526.9	$485.5

7.	Property and Equipment

Property and equipment, net, consist of the following:

	March 31,	April 1,
	2007	2006
	(millions)

Land and improvements	$9.9	$9.9
Buildings and improvements	63.4	41.4
Furniture and fixtures	484.9	419.9
Machinery and equipment	295.8	261.8
Leasehold improvements	563.8	511.2
Construction in progress	40.2	28.9

	1,458.0	1,273.1
Less: accumulated depreciation	(828.2)	(724.3)

Property and equipment, net	$629.8	$548.8

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 3, the Company periodically evaluates the recoverability of the carrying value of fixed assets whenever events or changes in circumstances indicate that the assets’ values may be impaired. No impairment charges were recognized in Fiscal 2007. During Fiscal 2006, the Company recorded impairment charges of approximately $10.8 million to reduce the carrying value of fixed assets, largely related to its Club Monaco retail business that includes its Caban Concept and Club Monaco factory stores. This impairment charge primarily related to lower-than-expected store performance and preceded the Company’s implementation of a plan to restructure these operations in February 2006. In measuring the amount of the impairment, fair value was determined based on discounted expected cash flows. See Note 11 for further discussion of the Club Monaco restructuring plan and related charges.

The Company recorded a similar $1.5 million retail store impairment charge during Fiscal 2005.

8.	Goodwill and Other Intangible Assets

As discussed in Note 3, the Company accounts for goodwill and other intangible assets in accordance with FAS 142. Under FAS 142, goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are subject to annual impairment testing. Finite-lived intangible assets continue to be amortized over their respective estimated useful lives. Based on the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets in Fiscal 2007, Fiscal 2006 and Fiscal 2005, no impairment charges were deemed necessary.

Goodwill

The following analysis details the changes in goodwill for each reportable segment during Fiscal 2007 and Fiscal 2006:

	Wholesale	Retail	Licensing	Total
	(millions)

Balance at April 2, 2005	$367.9	$74.5	$116.5	$558.9
Acquisition-related activity(a)	149.0	1.2	—	150.2
Other adjustments(b)	(9.1)	(0.3)	—	(9.4)

Balance at April 1, 2006	$507.8	$75.4	$116.5	$699.7
Acquisition-related activity(a)	(3.0)	79.0	—	76.0
Other adjustments(b)	14.1	0.7	—	14.8

Balance at March 31, 2007	$518.9	$155.1	$116.5	$790.5

(a)	Acquisition-related activity primarily includes the acquisitions of the Footwear Business and Polo Jeans Business in Fiscal 2006, and the acquisition of the 50% minority interest in RL Media in Fiscal 2007.

(b)	Other adjustments principally include changes in foreign currency exchange rates.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	March 31, 2007			April 1, 2006
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amort.	Net	Amount	Amort.	Net
	(millions)

Intangible assets subject to amortization:
Re-acquired licensed trademarks	$194.3	$(11.8)	$182.5	$144.5	$(5.0)	$139.5
Customer relationships / list	115.2	(8.4)	106.8	110.2	(3.4)	106.8
Other	7.4	(6.9)	0.5	7.4	(3.1)	4.3

Total intangible assets subject to amortization	316.9	(27.1)	289.8	262.1	(11.5)	250.6
Intangible assets not subject to amortization:
Trademarks and brands	7.9	—	7.9	7.9	—	7.9

Total intangible assets	$324.8	$(27.1)	$297.7	$270.0	$(11.5)	$258.5

Amortization

Based on the amount of intangible assets subject to amortization as of March 31, 2007, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization
Expense
(millions)

Fiscal 2008	$15.1
Fiscal 2009	14.9
Fiscal 2010	14.9
Fiscal 2011	14.6
Fiscal 2012	14.5
2013 and thereafter	215.8

Total	$289.8

The expected amortization expense above reflects estimated useful lives assigned to the Company’s finite-lived intangible assets as follows: re-acquired licensed trademarks of 10 to 25 years and customer relationships of 5 to 25 years.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Non-Current Assets

Other non-current assets consist of the following:

	March 31,	April 1,
	2007	2006
	(millions)

Equity-method investments	$62.2	$63.6
Officers’ life insurance	52.6	51.8
Restricted cash	77.2	—
Other non-current assets	105.2	87.8

Total other non-current assets	$297.2	$203.2

10.	Other Current and Non-Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	April 1,
	2007	2006
	(millions)

Accrued operating expenses	$277.3	$214.8
Accrued payroll and benefits	69.4	71.8
Deferred income	40.0	18.5
Other	4.3	9.2

Total accrued expenses and other current liabilities	$391.0	$314.3

Other non-current liabilities consist of the following:

	March 31,	April 1,
	2007	2006
	(millions)

Capital lease obligations	$47.1	$24.2
Deferred rent obligations	95.8	84.7
Deferred income	181.6	0.5
Minority interest	4.0	17.9
Other	55.5	47.5

Total other non-current liabilities	$384.0	$174.8

11.	Restructuring

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2007 Restructuring

In connection with the Club Monaco Restructuring Plan described below, during Fiscal 2007 the Company ultimately decided to close all of Club Monaco’s Caban Concept Stores (the “Caban Stores”) and recognized $4.0 million of associated restructuring charges, primarily relating to lease termination costs.

Additionally, the Company recognized $0.6 million of other restructuring charges primarily related to severance costs associated with the transition of certain sourcing and production functions from Columbia to the U.S. during Fiscal 2007.

Fiscal 2006 Restructuring

During the fourth quarter of Fiscal 2006, the Company committed to a plan to restructure its Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory stores and the intention to dispose of by sale or closure all eight of the Caban Stores (collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, an aggregate restructuring-related charge of $12 million was recognized in Fiscal 2006. This charge consisted of (a) a $3 million writedown of inventory to estimated net realizable value, which has been classified as a component of cost of goods sold in the accompanying consolidated statements of operations, (b) a $5 million writedown of fixed and other net assets, which has been classified as a component of restructuring charges in the accompanying consolidated statements of operations and (c) the recognition of a $4 million liability relating to lease termination costs, which has been classified as a component of restructuring charges in the accompanying consolidated statements of operations.

A summary of the activity in the Club Monaco Restructuring Plan liability during the applicable periods presented is as follows:

Lease and
Contract
Termination
Costs
(millions)

Balance at April 2, 2005	$—
Additions charged to expense	9.0
Cash payments charged against reserve	(7.8)

Balance at April 1, 2006	$1.2
Additions charged to expense	4.0
Cash payments charged against reserve	(3.8)

Balance at March 31, 2007	$1.4

Fiscal 2005 Restructuring

During Fiscal 2005, the Company incurred approximately $2 million of restructuring costs, principally relating to severance obligations in connection with its European operations. Such obligations were substantially paid by the end of Fiscal 2006, and the charge was classified as a component of restructuring charges in the accompanying consolidated statements of operations.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Domestic and foreign pre-tax income are as follows:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Domestic	$508.6	$396.9	$154.8
Foreign	134.7	106.0	143.0

Total income before provision for income taxes	$643.3	$502.9	$297.8

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Current:
Federal(a)	$250.7	$118.0	$102.0
State and local(a)	50.2	14.9	17.3
Foreign	53.9	26.4	16.1

	354.8	159.3	135.4

Deferred:
Federal	(99.2)	24.3	(33.6)
State and local	(12.8)	11.8	2.4
Foreign	(0.4)	(0.5)	3.2

	(112.4)	35.6	(28.0)

Total provision for income taxes	$242.4	$194.9	$107.4

(a)	Excludes federal, state and local tax benefits of $33 million in Fiscal 2007, $22 million in Fiscal 2006 and $19 million in Fiscal 2005 resulting from the exercise of employee stock options. In addition, excludes federal, state and local tax benefits of $31 million for Fiscal 2007 primarily related to the repayment of the 1999 Euro Debt. Such amounts were credited to stockholders’ equity.

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Provision for income taxes at the U.S. federal statutory rate	$225.1	$176.0	$104.2
Increase (decrease) due to:
State and local income taxes, net of federal benefit	25.7	17.4	12.8
Foreign income taxed at different rates, net of U.S. foreign tax credits	(11.2)	(5.6)	(12.0)
Other	2.8	7.1	2.4

Total provision for income taxes	$242.4	$194.9	$107.4

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s net deferred tax assets are as follows:

	March 31,	April 1,
	2007	2006
	(millions)

Current deferred tax assets (liabilities):
Receivable allowances and reserves	$24.5	$18.3
Uniform inventory capitalization	12.2	8.3
Employee benefits and compensation	2.2	2.6
Restructuring reserves and other accrued expenses	4.8	7.4
Other	0.6	(3.3)
NOLs and other tax attributed carryforwards	0.1	—
Valuation allowance	—	(0.9)

Net current deferred tax assets (liabilities)	44.4	32.4

Non-current deferred tax assets (liabilities):
Property, plant and equipment	36.3	19.9
Goodwill and other intangible assets	(96.3)	(88.3)
Net operating losses carryforwards	5.4	12.8
Cumulative translation adjustment and hedges	0.4	21.2
Deferred compensation	35.2	25.8
Deferred income	72.5	1.5
Other	5.0	(5.1)
Valuation allowance	(1.6)	(8.6)

Net non-current deferred tax assets (liabilities)	56.9	(20.8)

Net deferred tax assets (liabilities)	$101.3	$11.6

The Company has available federal, state and foreign net operating loss carryforwards of $1.3 million, $4.9 million and $9.3 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2008. The utilization of the federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382, which applies following certain changes in ownership of the entity generating the loss carryforward.

Also, the Company has available state and foreign net operating loss carryforwards of $6.9 million and $4.1 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.

The valuation allowance decreased to $1.6 million in Fiscal 2007 from $9.5 million in Fiscal 2006. This decrease is primarily due to the utilization of foreign net operating losses for which a valuation allowance was previously recorded.

Provision has not been made for U.S. or additional foreign taxes on $274.5 million of undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC, a subsidiary or a U.S. affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. foreign tax credits.

The Company is periodically examined by various federal, state and foreign tax jurisdictions. The tax years under examination vary by jurisdiction. The Company regularly considers the likelihood of assessments in each of the taxing jurisdictions and has established tax allowances which represent management’s best estimate of the potential assessments. The resolution of tax matters could differ from the amount reserved. While that difference could be material to the result of operations and cash flows for any affected reporting period, it is not expected to have a material impact on consolidated financial position or consolidated liquidity.

The Company will adopt FIN 48 as of the beginning of Fiscal 2008 (April 1, 2007). While the Company continues to analyze the effect from adopting the provisions of FIN 48, it is currently anticipated that a cumulative effect adjustment of up to $85 million will be charged to retained earnings during the first quarter of Fiscal 2008. This estimate is subject to change as the Company completes its analysis. See Note 4 for the Company’s discussion of recently issued accounting standards, including accounting for uncertainty in income taxes.

13.	Debt

Debt consists of the following:

	March 31,	April 1,
	2007	2006
	(millions)

Revolving credit facility	$—	$—
4.50% Euro-denominated notes due October 2013	398.8	—
6.125% Euro-denominated notes due November 2006	—	280.4

Total debt	398.8	280.4
Less: current maturities of debt	—	(280.4)

Total long-term debt	$398.8	$—

Euro Debt

The Company had outstanding approximately €227 million principal amount of 6.125% notes that were due on November 22, 2006, from an original issuance of €275 million in 1999 (the “1999 Euro Debt”). On October 5, 2006, the Company completed a new issuance of €300 million principal amount of 4.50% notes due October 4, 2013 (the “2006 Euro Debt”). The Company used a portion of the net proceeds from the financing of approximately $380 million (based on the exchange rate in effect upon issuance) to repay the remaining 1999 Euro Debt at par on its maturity date. The balance of such net proceeds was used for general corporate and working capital purposes. The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest, in the event of certain developments involving U.S. tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest.

Revolving Credit Facility and Term Loan

The Company has a credit facility, which was amended on November 28, 2006, that provides for a $450 million unsecured revolving line of credit (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of March 31, 2007, there were no borrowings outstanding under the Credit Facility, but the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company was contingently liable for $25.7 million of outstanding letters of credit (primarily relating to inventory purchase commitments).

The Company amended certain terms of its Credit Facility as a result of recent upgrades in its credit ratings from Standard & Poors and Moody’s. Key changes under the amendment include:

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

The Credit Facility was amended as of May 22, 2007 to provide for the addition of a loan in a Japanese yen amount equal to approximately $170 million (the “Term Loan”). The Term Loan was made to Polo JP Acqui B.V., a wholly-owned subsidiary of the Company, and is guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The proceeds of the Term Loan have been used to finance the Tender Offer and the total related acquisition cost and the acquisition by the Company of the remaining 50% of the shares of PRL Japan the Company did not previously own. Borrowings under the Term Loan bear interest at a LIBOR rate for yen loans for an interest period of 12 months plus the applicable margin. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan. The Company expects to repay the borrowing by its maturity date using a portion of Impact 21’s cash on-hand of approximately $200 million acquired as part of the acquisition. See Note 5 for further discussion of the Japanese Business Acquisitions.

In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of March 31, 2007, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Debt

Based on the prevailing level of market interest rates as of March 31, 2007, the carrying value of the Company’s 2006 Euro Debt exceeded its fair value by approximately $4 million. As of April 1, 2006, the fair value of the Company’s 1999 Euro Debt approximated its carrying value. Unrealized gains or losses on debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

14.	Derivative Financial Instruments

The Company has exposure to changes in foreign currency exchange rates relating to certain anticipated cash flows generated by its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as exposure to changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, the Company periodically uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative purposes. The following is a summary of the Company’s risk management strategies and the effect of those strategies on the Company’s financial statements.

Foreign Currency Risk Management

Foreign Currency Exchange Contracts

The Company enters into forward foreign exchange contracts as hedges, primarily relating to identifiable currency positions to reduce its risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments made by certain of its international operations. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily exposure to changes in the value of the Euro and the Japanese Yen, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

As of March 31, 2007, the Company had contracts for the sale of $214 million of foreign currencies at fixed rates. Of these $214 million of sales contracts, $180 million were for the sale of Euros and $34 million were for the sale of Japanese Yen. The total fair value of the forward contracts was an unrealized loss of $1.9 million. As of April 1, 2006, the Company had contracts for the sale of $90 million of foreign currencies at fixed rates. Of these $90 million of sales contracts, $22 million were for the sale of Euros and $68 million were for the sale of Japanese Yen. The total fair value of the forward contracts was an unrealized loss of $1.8 million.

The Company records foreign currency exchange contracts at fair value in its balance sheet and designates these derivative instruments as cash flow hedges in accordance with FAS 133. As such, the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then either recognized in income in the period in which the related royalties being hedged are received, or in the case of inventory purchases, recognized as part of the cost of the inventory being hedged when sold. However, to the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties or inventory purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in earnings. No significant gains or losses relating to ineffective hedges were recognized in the periods presented.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had deferred net losses on foreign currency exchange contracts in the amount of approximately $2 million at the end of Fiscal 2007, all of which is expected to be recognized in earnings in Fiscal 2008. Net losses on foreign currency exchange contracts in the amount of approximately $1 million were deferred at the end of Fiscal 2006. The Company recognized net gains on foreign currency exchange contracts in earnings of approximately $4 million for Fiscal 2007 and $5 million for Fiscal 2006.

Subsequent to the end of Fiscal 2007, the Company entered into foreign currency option contracts with a notional value of $159 million for the right, but not the obligation, to purchase foreign currencies at fixed rates. These contracts hedged the majority of the foreign currency exposure related to the financing of the Japanese Business Acquisitions, but do not qualify under FAS 133 for hedge accounting treatment. The Company will recognize a gain or loss, limited to the premium paid for the option contracts, upon the settlement of the contracts during the first quarter of Fiscal 2008.

Hedge of a Net Investment in Certain European Subsidiaries

Prior to the Company’s repayment of the 1999 Euro Debt in November 2006, the entire principal amount was designated as a hedge of the Company’s net investment in certain of its European subsidiaries in accordance with FAS 133. Contemporaneous with this repayment, the Company designated the entire principal amount of the 2006 Euro Debt, issued in October 2006 (see Note 13 for further discussion), as a hedge of its net investment in certain of its European subsidiaries. As required by FAS 133, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as, and is effective as, a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the 1999 Euro Debt and the 2006 Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company recorded aggregate gains (losses) net of tax in stockholders’ equity on the translation of the 1999 Euro Debt and 2006 Euro Debt to U.S. dollars in the amount of approximately $(19) million for Fiscal 2007, $4 million for Fiscal 2006 and ($18) million for Fiscal 2005.

Interest Rate Risk Management

Historically, the Company has used floating-rate interest rate swap agreements to hedge changes in the fair value of its fixed-rate 1999 Euro Debt. These interest rate swap agreements, which effectively converted fixed interest rate payments on the Company’s 1999 Euro Debt to a floating-rate basis, were designated as a fair value hedge in accordance with FAS 133. All interest rate swap agreements were terminated in late Fiscal 2006 and there were no outstanding agreements at the end of Fiscal 2007 and Fiscal 2006.

During the first six months of Fiscal 2007, the Company entered into three forward-starting interest rate swap contracts aggregating €200 million notional amount of indebtedness in anticipation of the Company’s proposed refinancing of the 1999 Euro Debt, which was completed in October 2006. The Company designated these agreements as a cash flow hedge of a forecasted transaction to issue new debt in connection with the planned refinancing of its 1999 Euro Debt. The interest rate swaps hedged a total of €200.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the three interest swap contracts, the Company paid a weighted-average fixed rate of interest of 4.1% and received variable interest based upon six-month EURIBOR. The Company terminated the swaps on September 28, 2006, which was the date the interest rate for the 2006 Euro Debt was determined. As a result, the Company made a payment of approximately €3.5 million ($4.4 million based on the exchange rate in effect on that date) in settlement of the swaps. An amount of $0.2 million was recognized as a loss for the three months ending September 30, 2006 due to the partial ineffectiveness of the cash flow hedge as a result of the forecasted transaction closing on October 5, 2006 instead of November 22, 2006 (the maturity date of the 1999 Euro Debt). The remaining loss of $4.2 million has been

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred as a component of comprehensive income within stockholders’ equity and is being recognized in income as an adjustment to interest expense over the seven-year term of the 2006 Euro Debt.

Credit Risk

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Credit risk related to derivative financial instruments is considered low because the agreements are entered into with strong creditworthy counterparties.

15.	Commitments and Contingencies

Leases

The Company operates its retail stores under various leasing arrangements. The Company also occupies various office and warehouse facilities and uses certain equipment under many lease agreements. Such leasing arrangements are accounted for under the provisions of FAS 13 as either operating leases or capital leases. In this context, capital leases include leases whereby the Company is considered to have the substantive risks of ownership during construction of a leased property pursuant to the provisions of EITF 97-10. Information on the Company’s operating and capital leasing activities is set forth below.

Operating Leases

The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Substantially all factory and full-price retail store leases provide for contingent rentals based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company’s leases generally contain renewal options, rent escalation clauses and landlord incentives. Rent expense, net of sublease income which was not significant, was $172 million in Fiscal 2007, $137 million in Fiscal 2006 and $128 million in Fiscal 2005. Such amounts include contingent rental charges of $12 million in Fiscal 2007, $12 million in Fiscal 2006 and $10 million in Fiscal 2005. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to the leased real estate properties.

As of March 31, 2007, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Annual Minimum
Operating Lease
Payments(a)
(millions)

Fiscal 2008	$156.7
Fiscal 2009	147.4
Fiscal 2010	131.8
Fiscal 2011	108.5
Fiscal 2012	99.7
2013 and thereafter	556.8

Total	$1,200.9

(a)	Net of sublease income, which is not significant in any period.

Capital Leases

Assets under capital leases amounted to $56 million at the end of Fiscal 2007 and $32 million at the end of Fiscal 2006. Such assets are classified within property and equipment in the accompanying consolidated balance

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheets. As of March 31, 2007, future minimum rental payments under noncancelable capital leases with lease terms in excess of one year were as follows:

Annual Minimum
Capital Lease
Payments(a)
(millions)

Fiscal 2008	$1.6
Fiscal 2009	1.8
Fiscal 2010	1.0
Fiscal 2011	1.2
Fiscal 2012	1.4
2013 and thereafter	23.2

Total	$30.2

(a)	Net of sublease income, which is not significant in any period.

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

Other Commitments

Other off-balance sheet firm commitments, which include outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $36 million as of March 31, 2007.

In addition, see Note 5 for a discussion of the Company’s purchase price commitments related to the New Campaign and Japanese Business Acquisitions.

Litigation

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

In Fiscal 2005, the Company was subject to various claims relating to an alleged security breach of its point-of-sale systems that occurred at certain Polo retail stores in the U.S. The Company has previously recorded a reserve in an aggregate amount of $13 million to provide for its best estimate of losses related to these claims. $6.2 million was recorded during Fiscal 2005 and the remaining $6.8 million of this reserve was recorded during Fiscal 2006. The Company has paid $11.4 million through March 31, 2007 in settlement of these various claims. The eligibility period for filing any new claims with respect to this matter expired at the end of January 2007.

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. While the investigation of the alleged Club Monaco compromise is ongoing, the evidence to date indicates that only numerical credit card data may have been accessed and not customer names or contact information. The Company’s Canadian credit card processor has thus far required the Company to create a reserve of $2 million to cover potential claims

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to this alleged compromise and has deducted funds from Club Monaco credit card transactions to establish this reserve. Since the Company has been advised by its credit card processor that potential claims related to this matter are likely to exceed $2 million in the aggregate, the Company has also recorded an additional $3 million charge during Fiscal 2007 to increase the total reserve for this matter to $5 million based on its best estimate of exposure. Although claims brought against the Company could exceed the amount of the $5 million reserve, the ultimate resolution of these claims is not expected to have a material adverse effect on the Company’s liquidity or financial position.

The Company is cooperating with law enforcement authorities in both the U.S. and Canada in their investigations of these matters.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. A trial date is not yet set for this lawsuit on the breach of contract claims but the Company does not currently anticipate that a trial will occur prior to calendar 2008. We believe this lawsuit to be without merit, we have recently moved for summary judgment and we intend to continue to contest this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

Polo Trademark Litigation

On October 1, 1999, we filed a lawsuit against the U.S. Polo Association Inc. (“USPA”), Jordache, Ltd. (“Jordache”) and certain other entities affiliated with them, alleging that the defendants were infringing on our trademarks. In connection with this lawsuit, on July 19, 2001, the USPA and Jordache filed a lawsuit against us in the U.S. District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserted claims related to our actions in connection with our pursuit of claims against the USPA and Jordache for trademark infringement and other unlawful conduct. Their claims stemmed from our contacts with the USPA’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims, except for our claims that the defendants violated the Company’s trademark rights, were settled in September 2003. We did not pay any damages in this settlement. On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, the Company filed an appeal of the judge’s decision to deny the Company’s motion for a new trial to the U.S. Court of Appeals for the Second Circuit. The Company is awaiting a decision from the Court with respect to this appeal.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Labor Law Litigation

On September 18, 2002, an employee at one of our stores filed a lawsuit against the Company and our Polo Retail, LLC subsidiary in the U.S. District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, sought an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement was held before the Court on June 29, 2006. On October 26, 2006, the Court granted preliminary approval of the settlement and agreed to begin the process of sending out claim forms to members of the class. On March 28, 2007, the Court granted final approval of the settlement and awarded approximately $1.1 million to members of the class and their attorneys. The Company had previously established a reserve of $1.5 million for this matter in Fiscal 2005. The Court’s approval of the settlement also resulted in the dismissal of the similar purported class action filed in San Francisco Superior Court, as described below.

On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleged near identical claims to those in the federal class action. The class representatives consisted of former employees and the plaintiff in the federal class action. Defendants in this class action included us and our Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. and San Francisco Polo, Ltd. subsidiaries as well as a non-affiliated corporate defendant and two current managers. As in the federal class action, the complaint sought an unspecified amount of actual and punitive restitution of monies spent, and declaratory relief. As noted above, on March 28, 2007, the Court granted final approval of the settlement in the federal class action, which resulted in the dismissal of this lawsuit.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under French tax law, the Company was required to provide bank guarantees for the payment of the asserted tax assessment prior to resolution under the competent authority procedures. Accordingly, the Company has arranged for certain banks to guarantee payment to the French tax authorities on behalf of the Company in the amount of €41.3 million ($55.1 million). In order to secure these guarantees, primarily in Fiscal 2007, the Company placed a corresponding amount of cash in escrow with the banks as collateral for the guarantees. Such cash has been classified as “restricted cash” and reported as a component of “other assets” in the Company’s accompanying consolidated balance sheet. Management does not expect that the ultimate resolution of the asserted excess royalties matter will have a material adverse effect on the Company’s financial condition or results of operations.

The French tax authorities are required to complete their audit by December 31, 2007. While no significant adjustments other than the asserted excess royalty matter have been formally proposed by the French tax authorities as of the end of April 2007, certain tax positions taken by the Company in connection with the restructuring of its European operations in Fiscal 2004 could be challenged. The Company maintains a tax reserve against this potential exposure based on its best estimate of the probable outcome. However, if asserted, it is reasonably possible that an unfavorable settlement could exceed the Company’s established reserves by an estimated amount of up to approximately $30 million, including related employee profit-sharing obligations required under French law based on the reassessed higher level of taxable income. Nevertheless, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial condition.

Other Matters

We are otherwise involved from time to time in legal claims and proceedings involving credit card fraud, trademark and intellectual property, licensing, employee relations and other matters incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program

In November 2006, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. In Fiscal 2007, share repurchases under the expanded and pre-existing programs amounted to 3.5 million shares of Class A common stock at a cost of $231.3 million. The remaining availability under the common stock repurchase program was $368.3 million as of March 31, 2007.

In Fiscal 2006, the Company repurchased 69.3 thousand shares of Class A common stock at a cost of approximately $4 million. No shares of Class A common stock were repurchased in Fiscal 2005.

Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on its common stock. Dividends paid amounted to $21 million in Fiscal 2007, $21 million in Fiscal 2006 and $22 million in Fiscal 2005.

17.	Accumulated Other Comprehensive Income

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in stockholders’ equity:

		Net Unrealized
		Derivative
	Foreign Currency	Financial	Total Accumulated
	Translation Gains	Instrument Gains	Other Comprehensive
	(Losses)	(Losses)(a)	Income (Loss)
	(millions)

Balance at April 3, 2004	$73.8	$(50.7)	$23.1
Fiscal 2005 pretax activity(b)	22.1	(11.1)	11.0
Fiscal 2005 tax benefit (provision)(b)	(10.8)	6.6	(4.2)

Balance at April 2, 2005	85.1	(55.2)	29.9
Fiscal 2006 pretax activity(c)	(28.0)	15.2	(12.8)
Fiscal 2006 tax benefit (provision)(c)	3.9	(5.5)	(1.6)

Balance at April 1, 2006	61.0	(45.5)	15.5
Fiscal 2007 pretax activity(d)	53.1	(34.8)	18.3
Fiscal 2007 tax benefit (provision)(d)	1.2	5.5	6.7

Balance at March 31, 2007	$115.3	$(74.8)	$40.5

(a)	Includes deferred gains and losses on hedging instruments, such as foreign currency exchange contracts designated as cash flow hedges and changes in the fair value of the Company’s Euro-denominated debt designated as a hedge of changes in the fair value of the Company’s net investment in certain of its European subsidiaries.

(b)	Includes a net reclassification adjustment of $9.4 million (net of $1.5 million tax effect) for realized derivative financial instrument losses in the current period that were included as an unrealized loss in comprehensive income in a prior period.

(c)	Includes a net reclassification adjustment of $4.6 million (net of $0.2 million tax effect) for realized derivative financial instrument gains in the current period that were included as an unrealized gain in comprehensive income in a prior period.

(d)	Includes a net reclassification adjustment of $3.1 million (net of $0.5 million tax effect) for realized derivative financial instrument gains in the current period that were included as an unrealized gain in comprehensive income in a prior period.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Stock-Based Compensation

Effective April 2, 2006, the Company adopted FAS 123R using the modified prospective application transition method. Under this transition method, the compensation expense recognized in the accompanying consolidated statement of operations beginning April 2, 2006 includes compensation expense for (a) all stock-based payments granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123 and (b) all stock-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Impact on Results

A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006(a)	2005(a)
	(millions)

Compensation expense	$(43.6)	$(26.6)	$(12.9)

Income tax benefit	$17.5	$10.4	$4.7

A summary of the incremental impact of adopting FAS 123R is as follows:

Fiscal Year Ended
March 31, 2007
(millions, except per
share data)

Income before provision for income taxes	$(17.0)
Income tax benefit	7.1

Net income	$(9.9)

Basic net income per common share	$(0.09)
Diluted net income per common share	$(0.09)

Cash flows from operating activities(b)	$(33.7)
Cash flows from financing activities	$33.7

Unearned compensation(c)	$42.7
Additional paid-in capital	$(42.7)

(a)	Prior to the adoption of FAS 123R and in accordance with existing accounting principles, the Company recognized stock-based compensation expense in connection with both service-based and performance-based restricted stock units, as well as for shares of restricted stock.

(b)	Prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

(c)	Unearned compensation was eliminated against additional paid-in capital as part of the adoption of FAS 123R as of April 2, 2006.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock and restricted stock units. The effect of forfeitures on restricted stock and restricted stock units was recognized when such forfeitures occurred.

In accordance with the modified prospective application transition method, prior period financial statements have not been restated to reflect the effects of implementing FAS 123R. The following table presents the Company’s pro forma net income and net income per share if compensation expense for fixed stock option grants had been determined based on the fair value at the grant dates of such awards as defined by FAS 123 for Fiscal 2006 and Fiscal 2005:

	Fiscal Years Ended
	April 1,	April 2,
	2006	2005
	(millions, except per share data)

Net income as reported	$308.0	$190.4
Add: stock-based employee compensation expense included in reported net income, net of tax	16.2	8.2
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(29.3)	(21.8)

Pro forma net income	$294.9	$176.8

Net income per share as reported:
Basic	$2.96	$1.88
Diluted	$2.87	$1.83
Pro forma net income per share:
Basic	$2.83	$1.74
Diluted	$2.76	$1.70

Long-term Stock Incentive Plan

The Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”), authorizes the grant of awards to participants with respect to a maximum of 26.0 million shares of the Company’s Class A common stock; however, there are limits as to the number of shares available for certain awards and to any one participant. Equity awards that may be made under the 1997 Plan include (a) stock options, (b) restricted stock and (c) restricted stock units.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company developed its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s assumptions used for the fiscal years presented were as follows:

Expected Term — The estimate of expected term is based on the historical exercise behavior of employees and non-employee directors, as well as the contractual life of the option grants.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005

Expected term (years)	4.5	5.2	5.2
Expected volatility	33.2%	29.1%	35.0%
Expected dividend yield	0.39%	0.45%	0.57%
Risk-free interest rate	4.9%	3.7%	3.3%
Weighted-average option grant date fair value	$19.40	$14.50	$11.90

A summary of the stock option activity under all plans during Fiscal 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
	(thousands)		(in years)	(millions)

Options outstanding at April 2, 2006	8,268	$28.69
Granted	879	56.64
Exercised	(2,097)	26.05
Cancelled/Forfeited	(165)	39.99

Options outstanding at March 31, 2007	6,885	$32.79	5.8	$379.2

Options vested and expected to vest(b) at March 31, 2007	6,644	$32.31	5.8	$369.2
Options exercisable at March 31, 2007	4,647	$26.37	5.0	$285.8

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

Additional information pertaining to the Company’s stock option plans is as follows:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Aggregate intrinsic value of stock options exercised(a)	$88.7	$58.5	$36.0
Cash received from the exercise of stock options	51.4	55.2	53.2
Tax benefits realized on exercise	33.2	22.0	18.6

(a)	The intrinsic value is the amount by which the average market price during the period exceeded the exercise price of the stock option exercised.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2007, there was $9.7 million of total unrecognized compensation expense related to nonvested stock options granted and the unrecognized compensation expense is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock and Restricted Stock Units (“RSUs”)

The Company grants restricted shares of Class A common stock and service-based restricted stock units to certain of its senior executives. In addition, the Company grants performance-based restricted stock units to such senior executives and other key executives, and certain other employees of the Company.

Restricted shares of Class A common stock, which entitle the holder to receive a specified number of shares of Class A common stock at the end of a vesting period, are accounted for at fair value at the date of grant. In addition, holders of restricted shares are entitled to receive cash dividends in connection with the payments of dividends on the Company’s Class A common stock. Generally, restricted stock grants vest over a five-year period of time, subject to the executive’s continuing employment.

Restricted stock units entitle the grantee to receive shares of Class A common stock at the end of a vesting period. Service-based restricted stock units are payable in shares of Class A common stock and generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based restricted stock units also are payable in shares of Class A common stock and generally vest over (1) a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s satisfaction of certain performance goals over the three-year period; or (2) ratably over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of separate annual performance goals. In addition, holders of certain restricted stock units are entitled to receive dividend equivalents in the form of additional restricted stock units in connection with the payment of dividends on the Company’s Class A common stock. Restricted stock units, including shares resulting from dividend equivalents paid on such units, are accounted for at fair value at the date of grant. The fair value of a restricted security is based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based restricted stock units is recognized over the service period when attainment of the performance goals is probable.

A summary of the restricted stock and restricted stock unit activity during Fiscal 2007 is as follows:

	Restricted Stock		Service-Based RSUs		Performance-Based RSUs
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(thousands)		(thousands)		(thousands)

Nonvested at April 2, 2006	180	$24.47	550	$34.46	806	$39.38
Granted	—	—	100	55.43	571	55.17
Vested	(75)	21.97	—	—	(63)	34.23
Cancelled	—	—	—	—	(17)	51.66

Nonvested at March 31, 2007	105	$26.25	650	$37.69	1,297	$46.43

	Restricted Stock	Service-Based RSUs	Performance-Based RSUs

Total unrecognized compensation at March 31, 2007 (millions)	$1.8	$10.6	$26.6
Weighted-average years expected to be recognized over (in years)	2.1	1.9	1.2

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information pertaining to the restricted stock and restricted stock unit activity is as follows:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005

Restricted Stock
Weighted-average grant date fair value of awards granted	$—	$—	$36.96
Total fair value of awards vested (millions)	4.2	4.9	3.0
Service-Based RSUs
Weighted-average grant date fair value of awards granted	$55.43	$43.20	$34.57
Total fair value of awards vested (millions)	—	—	—
Performance-Based RSUs
Weighted-average grant date fair value of awards granted	$55.17	$43.14	$34.33
Total fair value of awards vested (millions)	3.4	2.7	—

19.	Employee Benefit Plans

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

Under the terms of the plans, a participant is 100% vested in Company matching and discretionary contributions after five years of credited service. Contributions under these plans approximated $4 million, $5 million and $4 million in Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

Supplemental Retirement Plan

The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans are expected to be constrained by the operation of certain Internal Revenue Code limitations. These supplemental benefits vest over time and the compensation expense related to these benefits is recognized over the vesting period. The amounts accrued under these plans were $26 million and $25 million as of March 31, 2007 and April 1, 2006, respectively, and are reflected in other non-current liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these benefits was $3 million, $5 million and $4 million in Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

Deferred Compensation Plans

The Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were $2 million and $1 million as of March 31, 2007 and April 1, 2006, respectively, and are reflected in other non-current liabilities in the accompanying consolidated balance sheets. Total compensation expense related to these compensation arrangements was $0.3 million for Fiscal 2007, $0.3 million for Fiscal 2006 and $0.4 million for Fiscal 2005. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected in other assets in the accompanying consolidated balance sheets.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

International Defined Benefit Plans

The Company sponsors certain defined benefit plans at international locations, which are not considered to be material individually and in the aggregate as of March 31, 2007. Pension benefits under these plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period.

20.	Segment Information

The Company has three reportable segments: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel, accessories and related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned and licensed retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its full-price and factory stores, as well as Polo.com, its e-commerce website. The stores and website sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

The accounting policies of the Company’s segments are consistent with those described in Note 3. Sales and transfers between segments are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain one-time items, such as legal charges. Corporate overhead expenses (exclusive of expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

Net revenues and operating income for each segment are as follows:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Net revenues:
Wholesale	$2,315.9	$1,942.5	$1,712.1
Retail	1,743.2	1,558.6	1,348.6
Licensing	236.3	245.2	244.7

Total net revenues	$4,295.4	$3,746.3	$3,305.4

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Operating income:
Wholesale	$477.8	$398.3	$299.7
Retail	224.2	140.0	82.8
Licensing	141.6	153.5	159.5

	843.6	691.8	542.0
Less:
Unallocated corporate expenses	(183.4)	(159.1)	(133.8)
Unallocated legal and restructuring charges(a)	(7.6)	(16.1)	(108.5)

Total operating income	$652.6	$516.6	$299.7

(a)	Restructuring charges of $4.6 million for Fiscal 2007 and $9.0 million for Fiscal 2006 are primarily related to the Retail segment. Restructuring charges of $2.3 million for Fiscal 2005 are primarily related to the Wholesale segment. See Note 11 for further discussion.

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Depreciation and amortization:
Wholesale	$47.0	$39.4	$23.6
Retail	59.0	53.0	47.3
Licensing	4.4	5.2	6.4
Unallocated corporate expenses	34.3	29.4	24.8

Total depreciation and amortization	$144.7	$127.0	$102.1

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Capital expenditures:
Wholesale	$44.6	$28.7	$50.6
Retail	83.1	87.8	77.5
Licensing	3.0	3.3	3.1
Corporate	53.3	38.8	42.9

Total capital expenditures	$184.0	$158.6	$174.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets for each segment is as follows:

	Fiscal Years Ended
	March 31,	April 1,
	2007	2006
	(millions)

Total assets:
Wholesale	$1,756.0	$1,657.1
Retail	909.7	786.5
Licensing	190.2	189.4
Corporate	902.1	455.7

Total assets	$3,758.0	$3,088.7

Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Net revenues:
United States and Canada	$3,452.2	$3,032.3	$2,581.2
Europe	767.9	627.7	579.2
Japan	64.6	44.3	45.9
Other regions	10.7	42.0	99.1

Total net revenues	$4,295.4	$3,746.3	$3,305.4

	Fiscal Years Ended
	March 31,	April 1,
	2007	2006
	(millions)

Long-lived assets:
United States and Canada	$474.5	$429.6
Europe	107.5	66.5
Japan	43.9	50.8
Other regions	3.9	1.9

Total long-lived assets	$629.8	$548.8

21.	Related Party Transactions

In the ordinary course of conducting its business, the Company periodically enters into transactions with other entities or people that are considered related parties.

The Company receives royalty payments, pursuant to a licensing agreement with Impact 21 that allows Impact 21 to sell high quality apparel and related merchandise in Japan using certain of the Company’s trademarks. The Company has an approximately 20% interest in Impact 21, which is accounted for under the equity method of accounting. Royalty payments received under this arrangement were approximately $34 million in Fiscal 2007, $34 million in Fiscal 2006 and $34 million in Fiscal 2005. See Note 5 for further discussion of the Company’s Japanese Business Acquisitions that occurred in May 2007.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, sometimes uses the services of certain employees of the Company for non-Company related purposes. Mr. Lauren reimburses the Company for the direct expenses incurred in connection with those services, including an allocation of such employees’ salaries and benefits. Such costs and related reimbursements were less than $1 million in the aggregate in each of the three fiscal years presented.

22.	Additional Financial Information

Cash Interest and Taxes

	Fiscal Years Ended
	March 31,	April 1,	April 2,
	2007	2006	2005
	(millions)

Cash paid for interest	$20.9	$10.1	$10.1

Cash paid for income taxes	$244.6	$165.1	$107.7

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations, including those under certain leasing arrangements in the amount of $45 million for Fiscal 2007 and $46 million for Fiscal 2006. In addition, significant non-cash investing activities included the non-cash allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of the 50% minority interest in RL Media in Fiscal 2007, the acquisition of the Polo Jeans and Footwear Businesses in Fiscal 2006, and the acquisition of the Childrenswear Business in Fiscal 2005. See Note 5 for further discussion of acquisitions.

There were no other significant non-cash financing and investing activities for Fiscal 2007, Fiscal 2006 and Fiscal 2005.

Licensing-related Transactions

Eyewear Licensing Agreement

In February 2006, the Company announced that it had entered into a ten-year exclusive licensing agreement with Luxottica Group, S.p.A. and affiliates (“Luxottica”) for the design, production, sale and distribution of prescription frames and sunglasses under the Polo Ralph Lauren brand (the “Eyewear Licensing Agreement”).

The Eyewear Licensing Agreement took effect on January 1, 2007 after the Company’s pre-existing licensing agreement with another licensee expired. In early January, the Company received a prepayment of approximately $180 million, net of certain tax withholdings, in consideration of the annual minimum royalty and design-services fees to be earned over the life of the contract. The prepayment is non-refundable, except with respect to certain breaches of the agreement by the Company, in which case only the unearned portion of the prepayment as determined based on the specific terms of the agreement would be required to be repaid. The prepayment was recorded by the Company as deferred income and will be recognized in earnings when earned in accordance with the terms of the agreement based upon the higher of (a) contractually guaranteed minimum royalty levels and (b) estimates of sales and royalty data received from the licensee.

Underwear Licensing Agreement

The Company licensed the right to manufacture and sell Chaps-branded underwear under a long-term license agreement, which was scheduled to expire in December 2009. During Fiscal 2007, the Company and the licensee agreed to terminate the licensing and related design-services agreements. In connection with this agreement, the Company received a portion of the minimum royalty and design-service fees due to it under the underlying agreements on an accelerated basis. The approximate $8 million of proceeds received by the Company has been recognized as licensing revenue in the accompanying consolidated financial statements for Fiscal 2007.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Polo Ralph Lauren Corporation is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include some amounts that are based on management’s informed judgments and best estimates.

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

May 30, 2007

/s/ RALPH LAUREN	/s/ TRACEY T. TRAVIS

Ralph Lauren	Tracey T. Travis
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation

We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) as of March 31, 2007 and April 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and April 1, 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, effective April 2, 2006, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” As discussed in Note 4 to the consolidated financial statements, effective April 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

New York, New York
May 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control Over Financial Reporting, that Polo Ralph Lauren Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company has maintained, in all material aspects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007, of the Company and our report dated May 30, 2007, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements”, and the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

DELOITTE & TOUCHE LLP

New York, New York
May 30, 2007

POLO RALPH LAUREN CORPORATION

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended March 31, 2007 and the consolidated balance sheet data at March 31, 2007 and April 1, 2006 has been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for each of the two fiscal years in the period ended April 3, 2004 and the consolidated balance sheet data at April 2, 2005, April 3, 2004 and March 29, 2003 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

The selected financial information for the fiscal year ended March 31, 2007 reflects the acquisition of the remaining 50% equity interest of RL Media and the adoption of FAS 123R. The selected financial information for the fiscal year ended April 1, 2006 reflects the acquisition of the Polo Jeans Business effective in February 2006 and the acquisition of the Footwear Business effective in July 2005. The selected financial information for the fiscal year ended April 2, 2005 reflects the acquisition of the Childrenswear Business effective in July 2004. The selected financial information reflects the consolidation of RL Media effective as of the end of Fiscal 2004.

	Fiscal Years Ended
	March 31,	April 1,	April 2,	April 3,	March 29,
	2007	2006	2005	2004(a)	2003
		(millions, except per share data)

Statement of Operations Data:
Net revenues:
Net sales	$4,059.1	$3,501.1	$3,060.7	$2,380.9	$2,189.3
Licensing revenues	236.3	245.2	244.7	268.8	250.0

Net revenues	4,295.4	3,746.3	3,305.4	2,649.7	2,439.3
Gross profit	2,336.2	2,022.4	1,684.5	1,323.3	1,207.6
Depreciation and amortization expense	(144.7)	(127.0)	(102.1)	(85.6)	80.6
Restructuring charges	(4.6)	(9.0)	(2.3)	(19.6)	(14.4)
Operating income(b)	652.6	516.6	299.7	270.9	290.9
Interest income/(expense), net	4.5	1.2	(6.4)	(10.0)	(13.5)
Net income	$400.9	$308.0	$190.4	$169.2	$175.7
Net income per common share:
Basic	$3.84	$2.96	$1.88	$1.71	$1.79
Diluted	$3.73	$2.87	$1.83	$1.68	$1.77
Average common shares:
Basic	104.4	104.2	101.5	99.0	98.3
Diluted	107.6	107.2	104.1	101.0	99.3
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$—

(a)	Fiscal year consists of 53 weeks.

(b)	Operating income has been reduced by litigation-related charges of approximately $3 million in the fiscal year ended March 31, 2007, $7 million in the fiscal year ended April 1, 2006, and $106 million in the fiscal year ended April 2, 2005. Impairment charges related to retail assets reduced operating income by approximately $11 million in the fiscal year ended April 1, 2006.

POLO RALPH LAUREN CORPORATION

SELECTED FINANCIAL INFORMATION — (Continued)

	Fiscal Years Ended
	March 31,	April 1,	April 2,	April 3,	March 29,
	2007	2006	2005	2004	2003
	(millions)

Balance Sheet Data:
Cash and cash equivalents	$563.9	$285.7	$350.5	$352.3	$343.6
Working capital	1,045.6	535.0	791.4	782.0	662.4
Total assets	3,758.0	3,088.7	2,726.7	2,297.6	2,052.4
Total debt (including current maturities of debt)	398.8	280.4	291.0	277.3	349.4
Stockholders’ equity	2,334.9	2,049.6	1,675.7	1,415.4	1,205.6

POLO RALPH LAUREN CORPORATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended
	July 1,	September 30,	December 30,	March 31,
Fiscal 2007	2006	2006	2006	2007
	(millions, except per share data)

Net revenues	$953.6	$1,166.8	$1,143.7	$1,031.3
Gross profit	531.5	632.6	614.0	558.1
Net income	80.2	137.0	110.5	73.2
Net income per common share:
Basic	$0.76	$1.31	$1.06	$0.70
Diluted	$0.74	$1.28	$1.03	$0.68
Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	Quarterly Periods Ended
	July 2,	October 1,	December 31,	April 1,
Fiscal 2006	2005	2005	2005	2006
	(millions, except per share data)

Net revenues	$751.9	$1,027.3	$995.5	$971.6
Gross profit	414.4	551.5	531.5	525.0
Net income	50.7	104.2	90.6	62.5
Net income per common share:
Basic	$0.49	$1.00	$0.87	$0.60
Diluted	$0.48	$0.97	$0.84	$0.58
Dividends declared per common share	$0.05	$0.05	$0.05	$0.05