Form 10-Q
period 2007-06-30
POLO RALPH LAUREN CORP
filed 2007-08-09
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

At August 3, 2007, 59,997,409 shares of the registrant’s Class A common stock, $.01 par value, and 43,280,021 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION

INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 6.	Exhibits	43
Signatures		44
EX-10.1: AMENDED AND RESTATED CREDIT AGREEMENT
EX-10.2: AMENDMENT AND RESTATEMENT AGREEMENT
EX-10.3: EMPLOYMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$643.2	$563.9
Accounts receivable, net of allowances of $136.5 and $138.1 million	323.0	467.5
Inventories	604.7	526.9
Deferred tax assets	36.1	44.4
Prepaid expenses and other	99.2	83.2

Total current assets	1,706.2	1,685.9
Property and equipment, net	622.2	629.8
Deferred tax assets	91.9	56.9
Goodwill	922.5	790.5
Intangible assets, net	373.9	297.7
Other assets	278.7	297.2

Total assets	$3,995.4	$3,758.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223.6	$174.7
Income tax payable	12.6	74.6
Accrued expenses and other	390.0	391.0
Current maturities of debt	166.5	—

Total current liabilities	792.7	640.3
Long-term debt	403.1	398.8
Non-current tax liabilities	182.5	—
Other non-current liabilities	389.0	384.0

Commitments and contingencies (Note 13)
Total liabilities	1,767.3	1,423.1

Stockholders’ equity:
Class A common stock, par value $.01 per share; 69.8 million and 68.6 million shares issued; 60.0 million and 60.7 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	933.0	872.5
Retained earnings	1,763.0	1,742.3
Treasury stock, Class A, at cost (9.8 million and 7.9 million shares)	(509.3)	(321.5)
Accumulated other comprehensive income	40.3	40.5

Total stockholders’ equity	2,228.1	2,334.9

Total liabilities and stockholders’ equity	$3,995.4	$3,758.0

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(millions, except per share data)
	(unaudited)

Net sales	$1,024.0	$903.3
Licensing revenue	46.3	50.3

Net revenues	1,070.3	953.6
Cost of goods sold(a)	(478.3)	(422.1)

Gross profit	592.0	531.5

Other costs and expenses:
Selling, general and administrative expenses(a)	(438.5)	(390.3)
Amortization of intangible assets	(7.7)	(5.6)
Restructuring charges	—	(2.2)

Total other costs and expenses	(446.2)	(398.1)

Operating income	145.8	133.4
Foreign currency gains (losses)	(1.3)	(1.1)
Interest expense	(5.8)	(4.4)
Interest income	8.2	3.8
Equity in income of equity-method investees	—	0.8
Minority interest expense	(1.8)	(4.0)

Income before provision for income taxes	145.1	128.5
Provision for income taxes	(56.8)	(48.3)

Net income	$88.3	$80.2

Net income per common share:
Basic	$0.85	$0.76

Diluted	$0.82	$0.74

Weighted average common shares outstanding:
Basic	103.9	105.1

Diluted	107.3	108.1

Dividends declared per share	$0.05	$0.05

(a) Includes total depreciation expense of:	$(35.4)	$(32.2)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(millions) (unaudited)

Cash flows from operating activities:
Net income	$88.3	$80.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43.1	37.8
Deferred income tax expense (benefit)	(4.1)	(2.7)
Minority interest expense	1.8	4.0
Equity in the income of equity-method investees, net of dividends received	—	0.3
Non-cash stock compensation expense	10.2	7.5
Non-cash provision for bad debt expense	0.2	0.8
Loss on disposal of property and equipment	—	2.2
Non-cash foreign currency losses (gains)	(1.2)	(0.9)
Non-cash restructuring charges	—	2.1
Changes in operating assets and liabilities:
Accounts receivable	170.9	141.6
Inventories	(25.1)	(34.8)
Accounts payable and accrued liabilities	23.9	37.4
Deferred income liabilities	(4.0)	3.0
Other balance sheet changes	(23.2)	(46.7)

Net cash provided by operating activities	280.8	231.8

Cash flows from investing activities:
Acquisitions, net of cash acquired and purchase price settlements	(179.5)	2.1
Capital expenditures	(44.7)	(34.5)
Cash deposits restricted in connection with taxes	(0.7)	—

Net cash used in investing activities	(224.9)	(32.4)

Cash flows from financing activities:
Proceeds from issuance of debt	168.9	—
Debt issuance costs	(0.2)	—
Payments of capital lease obligations	(1.3)	(1.2)
Payments of dividends	(5.2)	(5.3)
Repurchases of common stock	(170.0)	(67.6)
Proceeds from exercise of stock options, net	6.4	8.3
Excess tax benefits from stock-based compensation arrangements	26.1	3.7

Net cash provided by (used in) financing activities	24.7	(62.1)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	6.2

Net increase (decrease) in cash and cash equivalents	79.3	143.5
Cash and cash equivalents at beginning of period	563.9	285.7

Cash and cash equivalents at end of period	$643.2	$429.2

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

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the U.S., Europe and Asia. The Company also sells directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through its retail internet site located at www.RalphLauren.com (formerly known as Polo.com). In addition, the Company often licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

2.	Basis of Presentation

Basis of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The accompanying consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the U.S. (“US GAAP”). In particular, prior to the Company’s acquisition of the minority ownership interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”) in May 2007, the Company consolidated PRL Japan, formerly a 50%-owned venture with Onward Kashiyama Co. Ltd and its affiliates (“Onward Kashiyama”) and The Seibu Department Stores, Ltd (“Seibu”), pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R” or the “Interpretation”). Additionally, prior to the acquisition of the minority ownership interests in Ralph Lauren Media, LLC (“RL Media”) in March 2007, the Company consolidated RL Media, formerly a 50%-owned venture with NBC-Lauren Media Holdings, Inc., a subsidiary wholly-owned by the National Broadcasting Company, Inc. (“NBC”) and Value Vision Media, Inc. (“Value Vision”), pursuant to FIN 46R. RL Media conducts the Company’s e-commerce initiatives through an internet site known as RalphLauren.com. See Note 5 for further discussion of the acquisitions referred to above, including their respective basis of consolidation in the first quarter of fiscal year 2008.

All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2008 will end on March 29, 2008 and will be a 52-week period (“Fiscal 2008”). Fiscal year 2007 ended on March 31, 2007 and reflected a 52-week period (“Fiscal 2007”). In turn, the first quarter for Fiscal 2008 ended on June 30, 2007 and was a 13-week period. The first quarter for Fiscal 2007 ended on July 1, 2006 and was also a 13-week period.

The financial position and operating results of the Company’s consolidated PRL Japan and Impact 21 Co., Ltd. (“Impact 21”) entities are reported on a one-month lag. Accordingly, the Company’s operating results for the three

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended June 30, 2007 include the operating results of PRL Japan and Impact 21 for the three months ended May 31, 2007. The net effect of this reporting lag is not material to the accompanying unaudited interim consolidated financial statements.

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

The consolidated balance sheet data as of March 31, 2007 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2007 (the “Fiscal 2007 10-K”), which should be read in conjunction with these financial statements. Reference is made to the Fiscal 2007 10-K for a complete set of financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include reserves for customer returns, discounts, end-of-season markdown allowances and operational chargebacks; reserves for the realizability of inventory; reserves for litigation and other contingencies; impairments of long-lived tangible and intangible assets; depreciation and amortization expense; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related forfeiture rates; and accounting for business combinations under the purchase method of accounting.

Seasonality of Business

The Company’s business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for Fiscal 2008 as a whole.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company’s retail internet site known as RalphLauren.com is recognized upon delivery and receipt of the shipment by its customers. Such revenue also is reduced by an estimate of returns.

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels or (b) estimates of sales and royalty data received from the Company’s licensees.

The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue and cost of revenue.

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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdown allowances and operational chargebacks is presented below:

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(millions)

Beginning reserve balance	$129.4	$107.5
Amount charged against revenue to increase reserve	94.3	67.8
Amount credited against customer accounts to decrease reserve	(96.2)	(81.3)
Foreign currency translation	0.4	1.3

Ending reserve balance	$127.9	$95.3

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

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(millions)

Beginning reserve balance	$8.7	$7.5
Amount charged to expense to increase reserve	0.2	0.8
Amount written-off against customer accounts to decrease reserve	(0.4)	(0.3)
Foreign currency translation	0.1	0.3

Ending reserve balance	$8.6	$8.3

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(millions)

Basic	103.9	105.1
Dilutive effect of stock options, restricted stock and restricted stock units	3.4	3.0

Diluted shares	107.3	108.1

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the satisfaction of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of June 30, 2007 and July 1, 2006, there was an aggregate of approximately 1.1 million and 2.2 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first is required to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the “more-likely-than-not” recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. If a tax position does not meet the “more-likely-than-not” recognition threshold, no related benefit can be recognized. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of the beginning of Fiscal 2008 (April 1, 2007).

As a result of the adoption of FIN 48, the Company recognized a $62.5 million reduction in retained earnings as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007. This adjustment consisted of a $99.9 million increase to the Company’s liabilities for unrecognized tax benefits, offset in part by a $37.4 million increase to the Company’s deferred tax assets principally representing the value of future tax benefits that could be realized at the U.S. federal level if the related liabilities for unrecognized tax benefits at the state and local levels ultimately are required to be settled. The total balance of unrecognized tax benefits, including interest and penalties, was $173.8 million as of April 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $123.4 million as of April 1, 2007.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Accordingly, included in the liability for unrecognized tax benefits is a liability for interest and penalties in the amount of $45.7 million as of April 1, 2007. A reconciliation of the beginning and ending amount of accrued interest and penalties related to unrecognized tax benefits is presented below:

Accrued Interest
and Penalties
(millions)

Balance at April 1, 2007	$45.7
Additions charged to expense	4.6
Reductions related to settlements	—

Balance at June 30, 2007	$50.3

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. The Company does not believe that such events which may occur within the next twelve months will result in a material change to its liability for unrecognized tax benefits.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2000.

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

Fiscal 2008 Transactions

Japanese Business Acquisitions

On May 29, 2007, the Company completed its previously announced transactions to acquire control of certain of its Japanese businesses that were formerly conducted under licensed arrangements, consistent with the Company’s long-term strategy of international expansion. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to approximately 97%. Impact 21 conducts the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a pre-existing, sub-license arrangement. In addition, the Company acquired the remaining 50% interest in PRL Japan, which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama and Seibu (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are hereafter referred to as the “Japanese Business Acquisitions.”

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. However, the Company intends to seek to acquire, over the next several months, the remaining approximate 3% of the outstanding shares not exchanged as of the close of the tender offer period at an estimated aggregate cost of approximately $12 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and approximately ¥20.5 billion (approximately $166 million as of June 30, 2007) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company expects to repay the borrowing by its maturity date using a portion of the approximate $190 million of Impact 21’s cash on-hand as of the end of the first quarter of Fiscal 2008.

Based on the nature of the successful public tender offer process for substantially all of the Impact 21 common stock previously not owned and the Company’s determination that the terms of the pre-existing licensing relationships were reflective of market, no settlement gain or loss was recognized in connection with the transaction. As such, based on valuation analyses prepared by an independent valuation firm, the Company allocated all of the consideration exchanged to the purchase of the Japanese businesses. The acquisition cost of $360 million has been allocated on a preliminary basis to the net assets acquired based on their respective fair values as follows: cash of $189 million; trade receivables of $26 million; inventory of $46 million; finite-lived intangible assets of $75 million (consisting of the re-acquired licenses of $22 million and customer relationships of

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$53 million); non-tax-deductible goodwill of $131 million; assumed pension liabilities of $4 million; deferred tax liabilities of $38 million; and other net liabilities of $65 million. The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. Additionally, management is continuing to assess and formulate plans associated with integrating the Japanese businesses into the Company’s current operations. As a result, the estimated purchase price allocation is subject to change.

The results of operations for Impact 21, which were previously accounted for using the equity method of accounting, have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, the Company recorded within minority interest expense the amount of Impact 21’s net income allocable to the holders of the 80% of the Impact 21 shares not owned by the Company prior to the closing date of the tender offer. The results of operations for PRL Japan have already been consolidated by the Company as described further in Note 2 to the accompanying unaudited interim consolidated financial statements.

The Company also has entered into a transition services agreement with Onward Kashiyama which, along with its affiliates, was a former approximate 41% shareholder of Impact 21, to provide a variety of operational, human resources and information systems-related services over a period of up to two years.

Acquisition of Small Leathergoods Business

On April 13, 2007, the Company acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., the Company’s licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. (the “Small Leathergoods Business Acquisition”). The assets acquired from Kellwood will be operated under the name of “Polo Ralph Lauren Leathergoods” and will allow the Company to further expand its accessories business. The acquisition cost was $10.4 million and is subject to customary closing adjustments. Kellwood will provide various transition services for up to six months from the date of acquisition.

The Company determined that the terms of the pre-existing licensing relationship were reflective of market. As such, the Company allocated all of the consideration exchanged to the Small Leathergoods Business Acquisition and no settlement gain or loss was recognized in connection with the transaction. The results of operations for the Polo Ralph Lauren Leathergoods business have been consolidated in the Company’s results of operations commencing April 1, 2007. In addition, the acquisition cost has been allocated on a preliminary basis as follows: inventory of $7.0 million; finite-lived intangible assets of $2.1 million (consisting of the re-acquired license of $1.3 million, customer relationships of $0.7 million and order backlog of $0.1 million); other assets of $1.1 million; and tax-deductible goodwill of $0.2 million. The Company is in the process of completing its assessment of the fair value of assets acquired. As a result, the estimated purchase price allocation is subject to change.

Formation of Ralph Lauren Watch and Jewelry Joint Venture

On March 5, 2007, the Company announced that it had agreed to form a joint venture with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group. The 50-50 joint venture is a Swiss corporation named the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), whose purpose is to design, develop, manufacture, sell and distribute luxury watches and fine jewelry through Ralph Lauren boutiques, as well as through fine independent jewelry and luxury watch retailers throughout the world. The Company accounts for its 50% interest in the RL Watch Company under the equity method of accounting. Royalty payments due to the Company under the related license agreement for use of certain of the Company’s trademarks will be reflected as licensing revenue within the consolidated statement of operations. The RL Watch Company commenced operations during the first quarter of Fiscal 2008 and it is currently expected that products will be launched in the fall of calendar 2008.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2007 Transactions

Acquisition of RL Media Minority Interest

On March 28, 2007, the Company acquired the remaining 50% equity interest in RL Media formerly held by NBC (37.5%) and Value Vision (12.5%) (the “RL Media Minority Interest Acquisition”). RL Media conducts the Company’s e-commerce initiatives through the RalphLauren.com internet site and is consolidated by the Company as a wholly-owned subsidiary. The acquisition cost was $175 million. In addition, Value Vision entered into a transition services agreement with the Company to provide order fulfillment and related services over a period of up to seventeen months from the date of the acquisition of the RL Media minority interest.

The excess of the acquisition cost over the pre-existing minority interest liability of $33 million has been allocated on a preliminary basis as follows: inventory of $8 million; finite-lived intangible assets of $55 million (consisting of the re-acquired license of $50 million and customer list of $5 million); and tax-deductible goodwill of $79 million. The Company is in the process of completing its assessment of the fair value of assets acquired. As a result, the estimated purchase price allocation is subject to change.

6.	Inventories

Inventories consist of the following:

	June 30,	March 31,
	2007	2007
	(millions)

Raw materials	$6.8	$8.4
Work-in-process	1.9	1.1
Finished goods	596.0	517.4

Total inventory	$604.7	$526.9

The increase in finished goods inventory since the end of Fiscal 2007 primarily related to the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition.

7.	Goodwill and Other Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the three months ended June 30, 2007:

	Wholesale	Retail	Licensing	Total
	(millions)

Balance at March 31, 2007	$518.9	$155.1	$116.5	$790.5
Acquisition-related activity(a)	114.7	—	16.5	131.2
Other adjustments(b)	0.8	—	—	0.8

Balance at June 30, 2007	$634.4	$155.1	$133.0	$922.5

(a)	Acquisition-related activity includes the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition. See Note 5 for further discussion of the Company’s acquisitions during the first quarter of Fiscal 2008.

(b)	Other adjustments principally include changes in foreign currency exchange rates.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	June 30, 2007			March 31, 2007
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amort.	Net	Amount	Amort.	Net
	(millions)

Intangible assets subject to amortization:
Re-acquired licensed trademarks	$212.8	$(12.9)	$199.9	$194.3	$(11.8)	$182.5
Customer relationships/lists	178.1	(12.3)	165.8	115.2	(8.4)	106.8
Other	2.9	(2.6)	0.3	7.4	(6.9)	0.5

Total intangible assets subject to amortization	393.8	(27.8)	366.0	316.9	(27.1)	289.8
Intangible assets not subject to amortization:
Trademarks and brands	7.9	—	7.9	7.9	—	7.9

Total intangible assets	$401.7	$(27.8)	$373.9	$324.8	$(27.1)	$297.7

Amortization

Based on the amount of intangible assets subject to amortization as of June 30, 2007, the expected annual amortization expense is as follows:

Amortization
Expense
(millions)

Fiscal 2008	$38.2
Fiscal 2009	18.9
Fiscal 2010	18.9
Fiscal 2011	18.5
Fiscal 2012	18.0
Fiscal 2013 and thereafter	253.5

Total	$366.0

The expected amortization expense above reflects weighted average estimated useful lives assigned to the Company’s finite-lived intangible assets as follows: re-acquired licensed trademarks of 20.4 years and customer relationships/lists of 19.8 years.

8.	Restructuring

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Club Monaco Restructuring Plan

During the fourth quarter of Fiscal 2006, the Company committed to a plan to restructure its Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory stores and the intention to dispose of by sale or closure all eight of the Caban Stores (collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, an aggregate restructuring-related charge of $12 million was recognized in Fiscal 2006. During Fiscal 2007, the Company ultimately decided to close all of Club Monaco’s Caban Concept Stores (the “Caban Stores”) and recognized $2.2 million of associated restructuring charges during the first quarter of Fiscal 2007, primarily relating to lease termination costs. There were no additional restructuring charges recognized by the Company in connection with this plan during the first quarter of Fiscal 2008 and the remaining liability under the plan was $1.4 million as of June 30, 2007.

9.	Debt

Euro Debt

The Company has outstanding €300 million principal amount of 4.50% notes that are due October 4, 2013 (the “2006 Euro Debt”). The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest, in the event of certain developments involving U.S. tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest.

As of June 30, 2007, the carrying value of the 2006 Euro Debt was $403.1 million compared to $398.8 million as of March 31, 2007.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of June 30, 2007, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $33.0 million of outstanding letters of credit (primarily relating to inventory purchase commitments). In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of a ¥20.5 billion loan equal to approximately $166 million as of June 30, 2007 (the “Term Loan”). The Term Loan was made to Polo JP Acqui B.V., a wholly-owned subsidiary of the Company, and is guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The Term Loan is in addition to the revolving line of credit previously available under the Credit Facility. The proceeds of the Term Loan have been used to finance the Japanese Business Acquisitions. Borrowings under the Term Loan bear interest at a fixed rate of 1.2%. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan in May 2008. The Company expects to repay the borrowing by its maturity date using a portion of the approximate $190 million of Impact 21’s cash on-hand as of the end of the first quarter of Fiscal 2008. See Note 5 for further discussion of the Japanese Business Acquisitions.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility.

As of June 30, 2007, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 13 of the Fiscal 2007 10-K for the complete disclosure of all terms and conditions of the Company’s debt.

10.	Derivative Financial Instruments

The Company primarily has exposure to changes in foreign currency exchange rates relating to certain anticipated cash flows generated by its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as exposure to changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, the Company periodically uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative purposes. The following is a summary of the Company’s risk management strategies and the effect of those strategies on the Company’s financial statements.

Foreign Currency Risk Management

Foreign Currency Exchange Contracts — Inventory Purchases and Royalty Payments

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

As of June 30, 2007, the Company had contracts for the sale of $159 million of foreign currencies at fixed rates. Of these $159 million of sales contracts, $133 million were for the sale of Euros and $26 million were for the sale of Japanese Yen. The total fair value of the forward contracts was an unrealized loss of $1.8 million. As of March 31, 2007, the Company had contracts for the sale of $214 million of foreign currencies at fixed rates. Of these $214 million of sales contracts, $180 million were for the sale of Euros and $34 million were for the sale of Japanese Yen. The total fair value of the forward contracts was an unrealized loss of $1.9 million.

The Company records the above described foreign currency exchange contracts at fair value in its balance sheet and designates these derivative instruments as cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). As such, the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then either recognized in income in the period in which the related royalties being hedged are received or, in the case of inventory purchases, recognized as part of the cost of the inventory being hedged when sold. However, to the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties or inventory purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in earnings. No material gains or losses relating to ineffective hedges were recognized in the periods presented.

Foreign Currency Exchange Contracts — Other

On April 2, 2007, the Company entered into a forward foreign exchange contract for the right to purchase €13.5 million at a fixed rate. This contract hedged the foreign currency exposure related to the annual Euro interest

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment due on October 4, 2007 for Fiscal 2008 in connection with the Company’s outstanding 2006 Euro Debt. The contract has been designated as a cash flow hedge in accordance with FAS 133 and related gains or losses have been deferred in stockholders’ equity as described above. Such amounts will be recognized in the period in which the related interest payments being hedged are made. Since neither the critical terms of the hedge contract or the underlying exposure have changed during the first quarter of Fiscal 2008, no ineffectiveness gains or losses were recognized.

In addition, during the three months ended June 30, 2007, the Company entered into foreign currency option contracts with a notional value of $159 million giving the Company the right, but not the obligation, to purchase foreign currencies at fixed rates by May 23, 2007. These contracts hedged the majority of the foreign currency exposure related to the financing of the Japanese Business Acquisitions, but did not qualify under FAS 133 for hedge accounting treatment. The Company did not exercise the contracts and, as a result, recognized a loss of $1.6 million during the first quarter of Fiscal 2008.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding 2006 Euro Debt as a hedge of its net investment in certain of its European subsidiaries. As required by FAS 133, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as, and is effective as, a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment under Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the 2006 Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company recorded an aggregate loss, net of tax, in stockholders’ equity on the translation of the 2006 Euro Debt to U.S. dollars in the amount of $4.2 million for the three months ended June 30, 2007.

11.	Stockholders’ Equity

Summary of Changes in Stockholders’ Equity

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(millions)

Balance at beginning of period	$2,334.9	$2,049.6
Cumulative effect of adopting FIN 48 (Note 4)	(62.5)	—
Comprehensive income:
Net income	88.3	80.2
Foreign currency translation gains (losses)	2.4	25.3
Net realized and unrealized derivative financial instrument gains (losses)	(2.6)	(8.6)

Total comprehensive income	88.1	96.9

Dividends declared	(5.2)	(5.2)
Repurchases of common stock	(170.0)	(67.6)
Other, primarily net shares issued and equity grants made pursuant to stock compensation plans	42.8	18.1

Balance at end of period	$2,228.1	$2,091.8

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program

The Company currently has a common stock repurchase program that allows the Company to repurchase up to $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the three months ended June 30, 2007, 1.7 million shares of Class A common stock were repurchased at a cost of $170 million under the existing $250 million program and an earlier $250 million program that has now been fully utilized. The remaining availability under the common stock repurchase program was approximately $198 million as of June 30, 2007.

Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share annually, on its common stock. The first quarter Fiscal 2008 dividend of $0.05 per share was declared on June 18, 2007, payable to shareholders of record at the close of business on June 29, 2007, and paid on July 13, 2007. Dividends paid amounted to $5.2 million during the first quarter of Fiscal 2008 and $5.3 million during the first quarter of Fiscal 2007.

12.	Stock-based Compensation

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

Impact on Results

A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(millions)

Compensation expense	$(10.2)	$(7.5)

Income tax benefit	$4.1	$2.9

Historically, the Company has issued its annual grant of stock options, restricted stock and restricted stock units late in the first quarter of each fiscal year. Beginning in Fiscal 2008, the Company will issue its annual grant of stock-based compensation awards early in the second quarter of its fiscal year. Accordingly, there were no significant awards granted during the three months ended June 30, 2007.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to fair market value at the date of grant. Generally, the options become exercisable ratably (a graded-vesting schedule), over a three-year vesting period. The Company recognizes compensation expense for share-based awards that have graded vesting and no performance conditions on an accelerated basis. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity under all plans during the three months ended June 30, 2007 is as follows:

Number of
Shares
(thousands)

Options outstanding at March 31, 2007	6,885
Granted	26
Exercised	(786)
Cancelled/Forfeited	(32)

Options outstanding at June 30, 2007	6,093

Restricted Stock and Restricted Stock Units (“RSUs”)

The Company grants restricted shares of Class A common stock and service-based restricted stock units to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based restricted stock units to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and restricted stock units are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents.

Generally, restricted stock grants vest over a five-year period of time, subject to the executive’s continuing employment. Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based restricted stock units generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based restricted stock units generally vest (a) over a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s satisfaction of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of performance goals either (i) in each year of the vesting period for grants made prior to Fiscal 2008 or (ii) solely in the initial year of the vesting period for grants to be made in Fiscal 2008.

A summary of the restricted stock and restricted stock unit activity during the three months ended June 30, 2007 is as follows:

	Restricted	Service-based	Performance-
	Stock	RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
	(thousands)	(thousands)	(thousands)

Nonvested at March 31, 2007	105	650	1,297
Granted	4	—	—
Vested	—	—	(458)
Cancelled	—	—	(3)

Nonvested at June 30, 2007	109	650	836

13.	Commitments and Contingencies

Credit Card Matters

The Company is subject to various claims relating to allegations of security breaches in certain of its retail store information systems. These claims have been made by various credit card issuers, issuing banks and credit card processors with respect to cards issued by them pursuant to the rules imposed by certain credit card issuers,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

particularly Visa® and MasterCard®. The allegations include fraudulent credit card charges, the cost of replacing credit cards, related monitoring expenses and other related claims.

In Fiscal 2005, the Company was subject to various claims relating to an alleged security breach of its point-of-sale systems that occurred at certain Polo retail stores in the U.S. The Company had previously recorded a reserve for an aggregate amount of $13 million to provide for its best estimate of losses related to these claims. As of the end of the first quarter of Fiscal 2008, the Company ultimately paid approximately $11 million in settlement of these various claims and the eligibility period for filing any such claims has expired.

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. While the investigation of the alleged Club Monaco compromise is ongoing, the evidence to-date indicates that only numerical credit card data may have been accessed and not customer names or contact information. The Company’s Canadian credit card processor has thus far required the Company to create a reserve of $2 million to cover potential claims relating to this alleged compromise and has deducted funds from Club Monaco credit card transactions to establish this reserve. Since the Company has been advised by its credit card processor that potential claims related to this matter are likely to exceed $2 million in the aggregate, the Company has also recorded an additional $3 million charge during Fiscal 2007 to increase the total reserve for this matter to $5 million based on its best estimate of exposure. Although claims brought against the Company could exceed the $5 million reserve, the ultimate resolution of these claims is not expected to have a material adverse effect on the Company’s liquidity or financial position.

The Company is cooperating with law enforcement authorities in both the U.S. and Canada in their investigations of these matters.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. We believe this lawsuit to be without merit, and recently moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. A hearing on the motions is scheduled for September 18, 2007. A trial date is not yet set but the Company does not currently anticipate that a trial, if any, will occur prior to calendar 2008. We intend to continue to contest this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, the Company filed an appeal of the judge’s decision to deny the Company’s motion for a new trial to the U.S. Court of Appeals for the Second Circuit. The Company is awaiting a decision from the Court with respect to this appeal and has been recently advised by the Court that no action will be taken for at least the next several months.

California Labor Law Litigation

On September 18, 2002, an employee at one of our stores filed a lawsuit against the Company and our Polo Retail, LLC subsidiary in the U.S. District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear Company apparel as a condition of their employment. The complaint, as amended, sought an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. The Company answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether the Company’s policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether the Company had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement was held before the Court on June 29, 2006. On October 26, 2006, the Court granted preliminary approval of the settlement and agreed to begin the process of sending out claim forms to members of the class. On March 28, 2007, the Court granted final approval of the settlement and awarded approximately $1.1 million to members of the class and their attorneys. The Company had previously established a reserve of $1.5 million for this matter in Fiscal 2005. The Court’s approval of the settlement also resulted in the dismissal of the similar purported class action filed in the San Francisco Superior Court, as described below.

On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleged near identical claims to those in the federal class action. The class representatives consisted of former employees and the plaintiff in the federal class action. Defendants in this class action included us and our Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. and San Francisco Polo, Ltd. subsidiaries, as well as a non-affiliated corporate defendant and two current managers. As in the federal class action, the complaint sought an unspecified amount of actual and punitive restitution of monies spent, and declaratory relief. As noted above, on March 28, 2007, the Court granted final approval of the settlement in the federal class action, which resulted in the dismissal of this lawsuit.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attorneys’ fees and injunctive relief. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave the store and being falsely imprisoned while waiting to leave the store. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We have filed a cross-claim against one of the plaintiffs for his role in allegedly assisting a former employee misappropriate Company property. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On June 2, 2006, a second putative class action was filed by different attorneys by a former employee of our Club Monaco store in Cabazon, California against us in the Los Angeles Superior Court alleging virtually identical claims as the Club Monaco action in San Francisco and consisting of the same class members. As in the San Francisco action, the complaint sought an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2006, the plaintiff voluntarily withdrew his lawsuit.

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

The Company has three reportable segments: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel, accessories and related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned and licensed retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its full-price and factory stores, as well as RalphLauren.com, its e-commerce website. The stores and website sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2007 10-K. Sales and transfers between segments are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain one-time items, such as legal charges. Corporate overhead expenses (exclusive of expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and operating income for each segment are as follows:

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(millions)

Net revenues:
Wholesale	$574.0	$491.2
Retail	450.0	412.1
Licensing	46.3	50.3

Total net revenues	$1,070.3	$953.6

Operating income:
Wholesale	$107.7	$90.3
Retail	63.5	64.6
Licensing	21.9	26.4

	193.1	181.3
Less:
Unallocated corporate expenses	(47.3)	(45.7)
Unallocated restructuring charges(a)	—	(2.2)

Total operating income	$145.8	$133.4

(a)	Consists of restructuring charges relating primarily to the Retail segment.

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(millions)

Depreciation and amortization:
Wholesale	$12.6	$13.2
Retail	16.6	15.4
Licensing	3.0	1.2
Unallocated corporate expenses	10.9	8.0

Total depreciation and amortization	$43.1	$37.8

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(millions)

Cash paid for interest	$0.7	$0.8

Cash paid for income taxes	$24.1	$6.5

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the amount of $9.9 million for the three months ended June 30, 2007 and $11.3 million for the three months ended July 1, 2006. Significant non-cash investing activities during the three months ended June 30, 2007 also included the non-cash allocation of the fair value of the assets acquired and liabilities assumed in connection with the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition. See Note 5 for further discussion of the Company’s acquisitions. In addition, as a result of the adoption of FIN 48, the Company recognized a non-cash $62.5 million reduction in retained earnings as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007. See Note 4 for further discussion of the Company’s adoption of FIN 48.

There were no other significant non-cash financing and investing activities for the three months ended June 30, 2007 or July 1, 2006.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. Significant factors that have the potential to cause our actual results to differ materially from our expectations are described in this Form 10-Q under the heading of “Risk Factors.” Our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Fiscal 2007 10-K”) contains a detailed discussion of these risk factors. There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part I, Item 1A. “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. Fiscal year 2008 will end on March 29, 2008 and will be a 52-week period (“Fiscal 2008”). Fiscal year 2007 ended on March 31, 2007 and reflected a 52-week period (“Fiscal 2007”). In turn, the first quarter for Fiscal 2008 ended on June 30, 2007 and was a 13-week period. The first quarter for Fiscal 2007 ended on July 1, 2006 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month period ended June 30, 2007. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month periods ended June 30, 2007 and July 1, 2006.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the three-month periods ended June 30, 2007 and July 1, 2006, as well as a discussion of our financial condition and liquidity as of June 30, 2007. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in our financial condition and contractual obligations since the end of Fiscal 2007.

•	Market risk management. This section discusses any significant changes in our interest rate and foreign currency exposures, the types of derivative instruments used to hedge those exposures, or underlying market conditions since the end of Fiscal 2007.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2007. Significant changes include those considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited financial statements included in our Fiscal 2007 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been issued, but which we have not yet adopted.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business (representing 54% of Fiscal 2007 net revenues) consists of wholesale-channel sales made principally to major department stores, specialty stores and golf and pro shops located throughout the U.S., Europe and Asia. Our retail business (representing 41% of Fiscal 2007 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through our retail internet site located at www.RalphLauren.com (formerly known as Polo.com). In addition, our licensing business (representing 5% of Fiscal 2007 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 20% of our Fiscal 2007 net revenues was earned in international regions outside of the U.S. and Canada.

Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, our operating results and cash flows for the three-month period ended June 30, 2007 are not necessarily indicative of the results and cash flows that may be expected for Fiscal 2008 as a whole.

Summary of Financial Performance

Operating Results

During the first quarter of Fiscal 2008, we reported revenues of $1.070 billion, net income of $88.3 million and net income per diluted share of $0.82. This compares to revenues of $953.6 million, net income of $80.2 million and net income per diluted share of $0.74 during the first quarter of Fiscal 2007. As discussed further below, the comparability of our operating results has been affected by recent acquisitions and the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”) effective as of the beginning of Fiscal 2008.

On a reported basis, our operating performance for the three months ended June 30, 2007 was primarily driven by 12.2% revenue growth led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in the first quarter of Fiscal 2008). This revenue growth was partially offset by a decline in gross profit percentage of 40 basis points to 55.3%, primarily due to the effect of purchase accounting associated with our recent acquisitions, and an increase in selling, general and administrative (“SG&A”) expenses, primarily related to our recent expansions and the overall growth in the business. Excluding the effects of acquisitions, revenues increased by 7.4% led by our Wholesale segment (5.5% growth) and Retail segment (9.2% growth). Excluding the effects of acquisitions, gross profit as a percentage of net revenues increased 70 basis points to 56.4% primarily due to improved performance in our European wholesale operations.

Net income and net income per diluted share results improved, principally due to a $12.4 million increase in operating income primarily related to the higher gross profit associated with our revenue growth. However, these results were also negatively impacted by the dilutive effect of purchase accounting relating to the recent acquisitions and a 150 basis point increase in our effective tax rate primarily as a result of the adoption of FIN 48. The aggregate net effect of these transactions reduced the increase in net income by $10.9 million and the increase in net income per diluted share by $0.10.

See “Transactions Affecting Comparability of Results of Operations and Financial Condition” described below for further discussion of the recent acquisitions and the adoption of FIN 48.

Financial Condition and Liquidity

Our financial position continues to reflect the overall strength of our business results. We ended the first quarter of Fiscal 2008 with a net cash position (total cash and cash equivalents less total debt) of $73.6 million, compared to $165.1 million at the end of Fiscal 2007. The decrease in our net cash position during the first quarter of Fiscal 2008 is primarily due to the Japanese Business Acquisitions (as further defined and discussed under “Recent Developments”), net of cash acquired. Our stockholders’ equity decreased to $2.228 billion as of June 30, 2007, compared to $2.335 billion as of March 31, 2007, primarily due to an increase in treasury stock as a result of our common stock repurchase program and a $62.5 million reduction in retained earnings in connection with the adoption of FIN 48 (see Note 4 to the accompanying unaudited interim consolidated financial statements for further discussion).

We generated $280.8 million of cash from operations during the first quarter of Fiscal 2008, compared to $231.8 million in the first quarter of Fiscal 2007. We used our cash availability to reinvest in our business through capital spending and acquisitions, as well as in connection with our common stock repurchase program. In particular, we spent $44.7 million for capital expenditures primarily associated with retail store expansion, construction and renovation of shop-in-shops in department stores and investments in our technological infrastructure. We used $179.5 million to fund the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition, net of cash acquired (see “Recent Developments” for further discussion). We also repurchased 1.7 million shares of Class A common stock at an aggregate cost of $170.0 million.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three months ended June 30, 2007 has been affected by certain transactions, including:

•	Acquisitions that occurred in late Fiscal 2007 and the first quarter of Fiscal 2008. In particular, the Company completed the Japanese Business Acquisitions on May 29, 2007, the Small Leathergoods Business Acquisition on April 13, 2007 and the RL Media Minority Interest Acquisition on March 28, 2007 (each as further defined and discussed under “Recent Developments”).

•	The adoption of the provisions of FIN 48 as of the beginning of Fiscal 2008 (April 1, 2007). Principally as a result of this change in accounting, the Company’s effective tax rate increased 150 basis points during the first quarter of Fiscal 2008 to 39.1% in comparison to the 37.6% effective tax rate reported for the first quarter of Fiscal 2007. See Note 4 to the accompanying unaudited interim consolidated financial statements for further discussion of the Company’s adoption of FIN 48.

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Japanese Business Acquisitions

On May 29, 2007, the Company completed its previously announced transactions to acquire control of certain of its Japanese businesses that were formerly conducted under licensed arrangements, consistent with the Company’s long-term strategy of international expansion. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 Co., Ltd. (“Impact 21”) that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to approximately 97%. Impact 21 conducts the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a pre-existing, sub-license arrangement. In addition, the Company acquired the remaining 50% interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”), which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama and Seibu (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are hereafter referred to as the “Japanese Business Acquisitions.”

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. However, the Company intends to seek to acquire, over the next several months, the remaining approximately 3% of the outstanding shares not exchanged as of the close of the tender offer period at an estimated aggregate cost of approximately $12 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and approximately ¥20.5 billion (approximately $166 million as of June 30, 2007) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company expects to repay the borrowing by its maturity date using a portion of the approximate $190 million of Impact 21’s cash on-hand as of the end of the first quarter of Fiscal 2008.

The results of operations for Impact 21, which were previously accounted for using the equity method of accounting, have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, the Company recorded within minority interest expense the amount of Impact 21’s net income allocable to the holders of the 80% of the Impact 21 shares not owned by the Company prior to the closing date of the tender offer. The results of operations for PRL Japan have already been consolidated by the Company as described further in Note 2 to the accompanying unaudited interim consolidated financial statements.

The Company does not expect the results of the Japanese Business Acquisitions to significantly contribute to its profitability until Fiscal 2009 primarily due to the dilutive effect of the non-cash costs to be recognized in connection with the allocation of a portion of the purchase price to inventory and certain intangible assets.

Acquisition of Small Leathergoods Business

On April 13, 2007, the Company acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., the Company’s licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. (the “Small Leathergoods Business Acquisition”). The assets acquired from Kellwood will be operated under the name of “Polo Ralph Lauren Leathergoods” and will allow the Company to further expand its accessories business. The acquisition cost was approximately $10 million and is subject to customary closing adjustments. Kellwood will provide various transition services for up to six months from the date of acquisition.

The results of operations for the Polo Ralph Lauren Leathergoods business have been consolidated in the Company’s results of operations commencing during the first quarter of Fiscal 2008.

Acquisition of RL Media Minority Interest

On March 28, 2007, the Company acquired the remaining 50% equity interest in RL Media formerly held by NBC (37.5%) and Value Vision (12.5%) (the “RL Media Minority Interest Acquisition”). RL Media conducts the Company’s e-commerce initiatives through the RalphLauren.com internet site and is consolidated by the Company as a wholly-owned subsidiary. The acquisition cost was $175 million. In addition, Value Vision entered into a transition services agreement with the Company to provide order fulfillment and related services over a period of up to seventeen months from the date of the acquisition of the RL Media minority interest.

The Company expects the acquisition of the RL Media minority interest to have a dilutive effect on profitability in Fiscal 2008 due primarily to the non-cash costs to be recognized in connection with the allocation of a portion of the purchase price to inventory and certain intangible assets.

Other Developments

In Fiscal 2007, the Company formed the Ralph Lauren Watch and Jewelry Company, a joint venture with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group. The Company expects to incur certain start-up costs in Fiscal 2008 to support the launch of this business. However, the business is not expected to generate any sales prior to Fiscal 2009 as products are currently scheduled to be launched in the fall of calendar 2008.

Also in Fiscal 2007, the Company announced plans to launch American Living, a new lifestyle brand created exclusively for J.C. Penney Company, Inc. (“JCPenney”) through its new Global Brand Concepts (“GBC”) group. The Company expects to incur certain start-up costs in Fiscal 2008 to support the launch of this new product line. However, the Company does not expect to generate significant sales in Fiscal 2008 as the American Living product line is not expected to be shipped prior to the fourth quarter of Fiscal 2008.

See Note 5 to the accompanying unaudited interim consolidated financial statements for further discussion of the Company’s acquisitions and joint venture formed during the periods presented.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statements captions:

	Three Months Ended
	June 30,	July 1,
	2007	2006	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,070.3	$953.6	$116.7	12.2%
Cost of goods sold(a)	(478.3)	(422.1)	(56.2)	13.3%

Gross profit	592.0	531.5	60.5	11.4%
Gross profit as % of net revenues	55.3%	55.7%
Selling, general and administrative expenses(a)	(438.5)	(390.3)	(48.2)	12.3%
SG&A as % of net revenues	41.0%	40.9%
Amortization of intangible assets	(7.7)	(5.6)	(2.1)	37.5%
Restructuring charges	—	(2.2)	2.2	(100.0)%

Operating income	145.8	133.4	12.4	9.3%
Operating income as % of net revenues	13.6%	14.0%
Foreign currency gains (losses)	(1.3)	(1.1)	(0.2)	18.2%
Interest expense	(5.8)	(4.4)	(1.4)	31.8%
Interest income	8.2	3.8	4.4	115.8%
Equity in income of equity-method investees	—	0.8	(0.8)	(100.0)%
Minority interest expense	(1.8)	(4.0)	2.2	(55.0)%

Income before provision for income taxes	145.1	128.5	16.6	12.9%
Provision for income taxes	(56.8)	(48.3)	(8.5)	17.6%

Effective tax rate(b)	39.1%	37.6%
Net income	$88.3	$80.2	$8.1	10.1%

Net income per share — Basic	$0.85	$0.76	$0.09	11.8%

Net income per share — Diluted	$0.82	$0.74	$0.08	10.8%

(a)	Includes total depreciation expense of $35.4 million and $32.2 million for the three-month periods ended June 30, 2007 and July 1, 2006, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $116.7 million, or 12.2%, to $1.070 billion in the first quarter of Fiscal 2008 from $953.6 million in the first quarter of Fiscal 2007. The increase, experienced in all geographic regions, was driven by a combination of organic growth and acquisitions. Excluding the effect of acquisitions, net revenues increased by $70.1 million, or 7.4%. On a reported basis, wholesale revenues increased by $82.8 million, primarily as a result of revenues from the newly acquired Impact 21 and Small Leathergoods businesses and increased sales in our global menswear and womenswear product lines. The increase in net revenues also was driven by an increase of $37.9 million in our Retail segment revenues as a result of improved comparable global retail store sales, continued store expansion and growth in RalphLauren.com sales. Licensing revenue decreased by $4.0 million, primarily due to a decrease in home and international licensing royalties. International licensing royalties declined due to the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment. Net revenues for our three business segments are provided below:

	Three Months Ended
	June 30,	July 1,
	2007	2006	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$574.0	$491.2	$82.8	16.9%
Retail	450.0	412.1	37.9	9.2%
Licensing	46.3	50.3	(4.0)	(8.0)%

Total net revenues	$1,070.3	$953.6	$116.7	12.2%

Wholesale net sales — The net increase primarily reflects:

•	the inclusion of $56 million of revenues from the newly acquired Impact 21 and Small Leathergoods businesses;

•	a $20 million aggregate net increase led by our global menswear and womenswear businesses, primarily driven by continued growth in our Lauren product line and increased full-price sell-through performance in our menswear business. These increases were partially offset by a net decline in footwear and denim sales due to our continued integration efforts as we reposition the related product lines to higher price points and a decline in childrenswear net sales as a result of increased markdown activity; and

•	a $7 million increase in revenues due to a favorable foreign currency effect, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar in the first quarter of Fiscal 2008.

Retail net sales — For purposes of the discussion of retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until stores have been in their location for at least a full fiscal year. Comparable store sales information includes both Ralph Lauren and Club Monaco stores.

The increase in retail net sales primarily reflects:

•	a $28 million aggregate net increase in comparable full-price and factory store sales on a global basis. This increase was driven by a 10.4% increase in comparable full-price Ralph Lauren store sales, a 8.0% increase in comparable full-price Club Monaco store sales, and a 6.4% increase in comparable factory store sales. Excluding a net aggregate favorable $6 million effect on revenues from foreign currency exchange rates, comparable full-price Ralph Lauren store sales increased 8.2%, comparable full-price Club Monaco store sales increased 8.0%, and comparable factory store sales increased 4.9%;

•	a $4 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past fiscal year. There was a net increase in global store count of 2 stores, to a total of 296 stores, compared to the Fiscal 2007 first quarter. The net increase in store count was primarily due to several new openings of full-price stores, partially offset by the closure of certain Club Monaco Caban Concept and factory stores and Polo Jeans factory stores during the past twelve months; and

•	a $6 million increase in sales at RalphLauren.com.

Licensing revenue — The net decrease primarily reflects:

•	a decrease in Home licensing royalties; and

•	a net decrease in international licensing royalties, primarily due to the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment, partially offset by an increase in eyewear-related royalties due to the licensing agreement entered into with Luxottica which took effect on January 1, 2007.

Cost of Goods Sold.  Cost of goods sold increased by $56.2 million, or 13.3%, to $478.3 million in the first quarter of Fiscal 2008 from $422.1 million in the first quarter of Fiscal 2007. Cost of goods sold expressed as a percentage of net revenues increased to 44.7% for the three months ended June 30, 2007 from 44.3% for the three months ended July 1, 2006, primarily due to the effect of purchase accounting associated with the acquisitions of the RL Media Minority Interest and the Small Leathergoods Business. The increase was partially offset by the ongoing focus on improved inventory management.

Gross Profit.  Gross profit increased by $60.5 million, or 11.4%, to $592.0 million in the first quarter of Fiscal 2008 from $531.5 million in the first quarter of Fiscal 2007. Gross profit as a percentage of net revenues decreased by 40 basis points to 55.3% for the three months ended June 30, 2007 from 55.7% for the three months ended July 1, 2006 due to the effect of purchase accounting relating to the acquisitions. Excluding the effect of acquisitions, gross profit increased by $46.2 million, or 8.7%, and gross profit as a percentage of net revenues increased 70 basis points to 56.4% for the three months ended June 30, 2007. The increase in gross profit as a percentage of net revenues was primarily due to improved performance in our European operations. This increase was partially offset by the lower gross profit performance in certain of our childrenswear product lines.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $48.2 million, or 12.3%, to $438.5 million in the first quarter of Fiscal 2008 from $390.3 million in the first quarter of Fiscal 2007. SG&A expenses as a percent of net revenues increased to 41.0% for the three months ended June 30, 2007 from 40.9% for the three months ended July 1, 2006. The 10 basis point deterioration was primarily associated with certain costs incurred in connection with the Company’s recent acquisitions and new business launches. The $48.2 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related expenses (including stock-based compensation) of approximately $14 million, principally relating to increased selling costs associated with higher retail and wholesale sales and our ongoing worldwide retail store and product line expansion, including American Living and a dedicated dress business across multiple brands;

•	the inclusion of SG&A costs of approximately $21 million for our newly acquired Impact 21 and Small Leathergoods businesses, including costs incurred pursuant to transition service arrangements;

•	a $6 million increase in facilities costs to support the ongoing global growth of our businesses; and

•	a $7 million increase in SG&A expenses due to unfavorable foreign currency effects, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar in the first quarter of Fiscal 2008.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $2.1 million, to $7.7 million in the first quarter of Fiscal 2008 from $5.6 million in the first quarter of Fiscal 2007. The net increase was primarily due to the amortization of intangible assets acquired in connection with the Company’s recent acquisitions. See “Recent Developments” for further discussion of the acquisitions.

Restructuring Charges.  Restructuring charges of $2.2 million were recognized during the first quarter of Fiscal 2007 associated with the Club Monaco retail business. No restructuring charges were recognized in the first quarter of Fiscal 2008. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion.

Operating Income.  Operating income increased by $12.4 million, or 9.3%, to $145.8 million in the first quarter of Fiscal 2008 from $133.4 million in the first quarter of Fiscal 2007. Operating income as a percentage of revenue decreased 40 basis points, to 13.6% for the three months ended June 30, 2007 from 14.0% for the three months ended July 1, 2006 due to the effect of purchase accounting relating to the acquisitions. Excluding the effect of acquisitions, operating income increased by $20.7 million, or 15.5%, and operating income as a percentage of net revenues increased 100 basis points to 15.0% during the three months ended June 30, 2007. The increase in operating income as a percentage of net revenues primarily reflected an increase in gross profit percentage, partially offset by an increase in SG&A expenses as discussed above. Operating income for our three business segments is provided below:

	Three Months Ended
	June 30,	July 1,
	2007	2006	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$107.7	$90.3	$17.4	19.3%
Retail	63.5	64.6	(1.1)	(1.7)%
Licensing	21.9	26.4	(4.5)	(17.0)%

	193.1	181.3	11.8	6.5%
Less:
Unallocated corporate expenses	(47.3)	(45.7)	(1.6)	3.5%
Unallocated restructuring charges	—	(2.2)	2.2	(100.0)%

Total operating income	$145.8	$133.4	$12.4	9.3%

Wholesale operating income increased by $17.4 million, including the favorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effect of these acquisitions, wholesale operating income increased by $9.7 million primarily as a result of increased net sales and improved gross margin rates in certain product lines. The increase was partially offset by higher SG&A expenses in support of new product lines, as well as unfavorable foreign currency effects.

Retail operating income decreased by $1.1 million, including the unfavorable effects from purchase accounting related to the RL Media Minority Interest Acquisition. Excluding the effect of the acquisition, retail operating income increased by $3.6 million primarily as a result of increased net sales. The increase was partially offset by an increase in selling-related salaries and associated costs in connection with higher retail sales, including RalphLauren.com, and continued worldwide store expansion.

Licensing operating income decreased by $4.5 million, including the effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effect of these acquisitions, licensing operating income increased by $6.7 million primarily due to an increase in eyewear-related royalties as a result of the licensing agreement entered into with Luxottica, which took effect on January 1, 2007. The increase was partially offset by a decrease in Home licensing royalty income.

Unallocated corporate expenses increased by $1.6 million, primarily as a result of increases in brand-related marketing, compensation-related and facilities costs to support the ongoing growth of our businesses. The increase in compensation-related costs includes higher stock-based compensation expense primarily due to the increase in the Company’s share price during the past twelve months.

Unallocated restructuring charges amounted to $2.2 million in the first quarter of Fiscal 2007 and were associated with the Club Monaco retail business. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion. No restructuring charges were recognized in the first quarter of Fiscal 2008.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.3 million in the first quarter of Fiscal 2008, compared to a loss of $1.1 million in the first quarter of Fiscal 2007. The current period loss includes the $1.6 million write-off of foreign currency option contracts, entered into to manage certain foreign currency exposure associated with the Japanese Business Acquisitions, which expired unexercised. Net of the aforementioned write-off, foreign currency losses decreased compared to the prior period due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing cost of our outstanding debt, including amortization of debt issuance costs and the loss (gain) on interest rate swap hedging contracts. Interest expense increased by $1.4 million to $5.8 million in the first quarter of Fiscal 2008 from $4.4 million in the first quarter of Fiscal 2007. The increase is primarily due to additional borrowings of approximately ¥20.5 billion (approximately $166 million as of June 30, 2007) undertaken during the three months ended June 30, 2007 in connection with the Japanese Business Acquisitions (see “Debt and Covenant Compliance” for further discussion of these borrowings) as well as the higher principal amount of our outstanding Euro denominated debt.

Interest Income.  Interest income increased by $4.4 million, to $8.2 million in the first quarter of Fiscal 2008 from $3.8 million in the first quarter of Fiscal 2007. This increase is primarily driven by higher average interest rates and higher balances on our invested excess cash, primarily related to the inclusion of Impact 21’s cash on-hand acquired in connection with the Japanese Business Acquisitions.

Equity in Income of Equity-Method Investees.  Equity in the income of equity-method investees was $0.8 million in the first quarter of Fiscal 2007. This income related to Impact 21, which was previously accounted for as an equity-method investment. In May 2007, the Company acquired the outstanding shares of Impact 21 that it did not previously own in a cash tender offer, thereby increasing its ownership in Impact 21 to approximately 97%. The results of operations for Impact 21 have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, no equity income related to Impact 21 was recorded in the first quarter of Fiscal 2008. See “Recent Developments” for further discussion of the Company’s Impact 21 Acquisition.

The Company accounts for its 50% interest in the RL Watch Company under the equity method of accounting. However, no significant equity income related to the RL Watch Company was recognized during the three months ended June 30, 2007 due to the fact that the venture was recently formed and had not commenced principal operations during the period.

Minority Interest Expense.  Minority interest expense decreased by $2.2 million, to $1.8 million in the first quarter of Fiscal 2008 from $4.0 million in the first quarter of Fiscal 2007. The decrease is primarily related to the Company’s acquisition of the remaining 50% interest in RL Media held by the minority partners in March 2007 and the remaining 50% interest in PRL Japan in May 2007. This decrease was partially offset by an increase related to the allocation of Impact 21’s net income to the holders of the 80% interest not owned by the Company prior to the closing date of the related tender offer. See “Recent Developments” for further discussion of the Company’s acquisitions.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $8.5 million, or 17.6%, to $56.8 million in the first quarter of Fiscal 2008 from $48.3 million in the first quarter of Fiscal 2007. This increase is a result of higher pre-tax income and an increase in our reported effective tax rate of 150 basis points, to 39.1% for the three months ended June 30, 2007 from 37.6% for the three months ended July 1, 2006. The higher effective tax rate is primarily due to the impact of applying FIN 48 (as further defined and discussed in Note 4 to the accompanying unaudited interim consolidated financial statements) and certain higher, non-deductible expenses under § 162(m) of the Internal Revenue Code. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from year-to-year based on non-recurring and recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies. See “Critical Accounting Policies” for a discussion on the accounting for uncertain tax positions and the Company’s adoption of FIN 48 as of the beginning of Fiscal 2008.

Net Income.  Net income increased by $8.1 million, or 10.1%, to $88.3 million in the first quarter of Fiscal 2008 from $80.2 million in the first quarter of Fiscal 2007. The increase in net income principally related to our $12.4 million increase in operating income and an increase in net interest income of $3.0 million, as previously discussed, offset in part by an increase of $8.5 million in our provision for income taxes. The increase was offset in part by an aggregate net dilutive effect of $10.9 million related to the Company’s recent acquisitions and adoption of FIN 48 during the first quarter of Fiscal 2008. See “Recent Developments” for further discussion of the Company’s acquisitions.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.08, or 10.8%, to $0.82 per share in the first quarter of Fiscal 2008 from $0.74 per share in the first quarter of Fiscal 2007. The increase in diluted per share results was primarily due to the higher level of net income and lower weighted-average diluted shares outstanding for the three months ended June 30, 2007. The increase was offset in part by an aggregate net dilutive effect of $0.10 per share related to the Company’s recent acquisitions and adoption of FIN 48 during the first quarter of Fiscal 2008.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	June 30,	March 31,
	2007	2007	$ Change
		(millions)

Cash and cash equivalents	$643.2	$563.9	$79.3
Current maturities of debt	(166.5)	—	(166.5)
Long-term debt	(403.1)	(398.8)	(4.3)

Net cash(a)	$73.6	$165.1	$(91.5)

Stockholders’ equity	$2,228.1	$2,334.9	$(106.8)

(a)	Defined as total cash and cash equivalents less total debt.

The decrease in the Company’s net cash position during the first quarter of Fiscal 2008 is primarily due to the Japanese Business Acquisitions, net of cash acquired. As part of the Japanese Business Acquisitions, the Company borrowed approximately ¥20.5 billion (approximately $166 million as of June 30, 2007) under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company used the proceeds from these borrowings and available cash on hand to fund the Japanese Business Acquisitions. In addition, the Company spent $44.7 million for capital expenditures and used $170.0 million to repurchase 1.7 million shares of Class A common stock. The net decrease was partially offset by the growth in operating cash flows and inclusion of approximately $190 million of Impact 21’s cash on-hand acquired in connection with the Japanese Business Acquisitions. The decrease in stockholders’ equity is primarily due to an increase in treasury stock as a result of the Company’s common stock repurchase program and a $62.5 million reduction in retained earnings in connection with the adoption of FIN 48, offset in part by the Company’s overall earnings growth during the first quarter of Fiscal 2008.

Cash Flows

	Three Months Ended
	June 30,	July 1,
	2007	2006	$ Change
		(millions)

Net cash provided by operating activities	$280.8	$231.8	$49.0
Net cash used in investing activities	(224.9)	(32.4)	(192.5)
Net cash provided by (used in) financing activities	24.7	(62.1)	86.8
Effect of exchange rate changes on cash and cash equivalents	(1.3)	6.2	(7.5)

Net increase (decrease) in cash and cash equivalents	$79.3	$143.5	$(64.2)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $280.8 million during the three months ended June 30, 2007, compared to $231.8 million for the three months ended July 1, 2006. This $49.0 million net increase in operating cash flow was driven primarily by a net decrease in working capital needs, principally due to a decrease in accounts receivable days sales outstanding as a result of improved cash collections in the Company’s Wholesale segment. The net decrease in working capital requirements was offset in part by $17.6 million of higher tax payments made during the first quarter of Fiscal 2008 and the Company’s continuing investment in inventory. The increase in net income also contributed to the increase in operating cash flows.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $224.9 million for the three months ended June 30, 2007, as compared to $32.4 million for the three months ended July 1, 2006. The net increase in cash used in investing activities was primarily due to acquisition-related activities. During the first quarter of Fiscal 2008, the Company used $179.5 million principally to fund the Japanese Business Acquisitions, net of cash acquired, and the Small Leathergoods Business Acquisition. There were no significant acquisition-related activities during the first quarter of Fiscal 2007. In addition, net cash used in investing activities for the three months ended June 30, 2007 included $44.7 million relating to capital expenditures, as compared to $34.5 million for the three months ended July 1, 2006. The increase in capital expenditures is primarily associated with retail store expansion, construction and renovation of shop-in-shops in department stores and investments in our technological infrastructure.

Net Cash Provided by/(Used in) Financing Activities.  Net cash provided by financing activities was $24.7 million for the three months ended June 30, 2007, compared to net cash used in financing activities of $62.1 million for the three months ended July 1, 2006. The increase in net cash provided by financing activities principally related to the receipt of proceeds from borrowings of approximately ¥20.5 billion (approximately $169 million as of the borrowing date) under a one-year term loan agreement in connection with the Japanese Business Acquisitions. The increase in net cash provided by financing activities was also due to an increase in the excess tax benefit from stock-based compensation arrangements to $26.1 million in the first quarter of Fiscal 2008 from $3.7 million in the first quarter of Fiscal 2007. These increases in net cash provided by financing activities were partially offset by increased repurchases of Class A common stock pursuant to the Company’s common stock repurchase program. Approximately 1.7 million shares of Class A common stock at a cost of $170.0 million was repurchased during the three months ended June 30, 2007, as compared to approximately 1.2 million shares of Class A common stock at a cost of $67.6 million during the three months ended July 1, 2006.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, $450 million of availability under its credit facility, available cash and equivalents and other potential sources of financial capacity relating to its conservative capital structure. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that the Company’s existing resources of cash will be sufficient to support its operating and capital requirements for the foreseeable future, including the finalization of acquisitions and plans for business expansion discussed above under the section entitled “Recent Developments.”

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no borrowings under its credit facility as of June 30, 2007. However, as discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development.

In May 2007, the Company completed the Japanese Business Acquisitions. These transactions were funded with available cash on-hand and approximately ¥20.5 billion (approximately $166 million as of June 30, 2007) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility (the “Term Loan”). Borrowings under the Term Loan bear interest at a fixed rate of 1.2%. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan in May 2008.

The Company expects to repay the borrowing by its maturity date using a portion of the approximate $190 million of Impact 21’s cash on-hand as of the end of the first quarter of Fiscal 2008.

Common Stock Repurchase Program

The Company currently has a common stock repurchase program that allows the Company to repurchase up to $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the fiscal quarter ended June 30, 2007, 1.7 million shares of Class A common stock were repurchased at a cost of $170 million under the existing $250 million program and an earlier $250 million program that has now been fully utilized. The remaining availability under the common stock repurchase program was approximately $198 million as of June 30, 2007.

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

The Company declared a quarterly dividend of $0.05 per outstanding share in the first quarter of both Fiscal 2008 and Fiscal 2007. The aggregate amount of dividend payments was $5.2 million during the three months ended June 30, 2007, compared to $5.3 million during the three months ended July 1, 2006.

Debt and Covenant Compliance

Euro Debt

The Company has outstanding €300 million principal amount of 4.50% notes that are due October 4, 2013 (the “2006 Euro Debt”). The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest, in the event of certain developments involving U.S. tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest.

As of June 30, 2007, the carrying value of the 2006 Euro Debt was $403.1 million compared to $398.8 million as of March 31, 2007.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of June 30, 2007, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $33.0 million of outstanding letters of credit (primarily relating to inventory purchase commitments). In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of a ¥20.5 billion loan equal to approximately $166 million as of June 30, 2007. The Term Loan was made to Polo JP Acqui B.V., a wholly-owned subsidiary of the Company, and is guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The Term Loan is in addition to the revolving line of credit previously available under the Credit Facility. The proceeds of the Term Loan have been used to finance the Japanese Business Acquisitions. Borrowings under the Term Loan bear interest at a fixed rate of 1.2%. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan in May 2008. The Company expects to repay the borrowing by its maturity date using a portion of the approximate $190 million of

Impact 21’s cash on-hand as of the end of the first quarter of Fiscal 2008. See “Recent Developments” for further discussion of the Japanese Business Acquisitions.

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

As of June 30, 2007, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 13 of the Fiscal 2007 10-K for the complete disclosure of all terms and conditions of the Company’s debt.

MARKET RISK MANAGEMENT

As discussed in Note 14 to the Company’s audited consolidated financial statements included in its Fiscal 2007 10-K and Note 10 to the accompanying unaudited interim consolidated financial statements, the Company is exposed to market risk arising from changes in market rates and prices, particularly movements in foreign currency exchange rates and interest rates. The Company manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments, consisting of interest rate swap agreements and foreign exchange forward contracts.

On April 2, 2007, the Company entered into a forward foreign exchange contract for the right to purchase €13.5 million at a fixed rate. This contract hedged the foreign currency exposure related to the annual Euro interest payment due on October 4, 2007 for Fiscal 2008 in connection with the Company’s outstanding 2006 Euro Debt. The contract has been designated as a cash flow hedge in accordance with FAS 133 and related gains or losses have been deferred in stockholders’ equity. Such amounts will be recognized in the period in which the related interest payments being hedged are made. Since neither the critical terms of the hedge contract or the underlying exposure have changed during the first quarter of Fiscal 2008, no ineffectiveness gains or losses were recognized.

In addition, during the three months ended June 30, 2007, the Company entered into foreign currency option contracts with a notional value of $159 million giving the Company the right, but not the obligation, to purchase foreign currencies at fixed rates by May 23, 2007. These contracts hedged the majority of the foreign currency exposure related to the financing of the Japanese Business Acquisitions, but did not qualify under FAS 133 for hedge accounting treatment. The Company did not exercise the contracts and, as a result, recognized a loss of $1.6 million during the first quarter of Fiscal 2008.

As of June 30, 2007, other than the aforementioned foreign exchange contracts executed during the first quarter of Fiscal 2008, there have been no other significant changes in the Company’s interest rate and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions since the end of Fiscal 2007.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2007 10-K. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of the Company’s critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2007 10-K. The following discussion only is intended to update the Company’s critical accounting policies for any changes in policy implemented during Fiscal 2008.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standards No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of April 1, 2007, the Company adopted the provisions of FIN 48 and changed its policy related to the accounting for income tax contingencies. See Note 4 to the accompanying unaudited interim consolidated financial statements for further discussion of the cumulative effect of this accounting change.

Beginning April 1, 2007, if the Company considers that a tax position is “more likely than not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.

If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; if the statute of limitations expires; or if there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.

Uncertain tax positions are classified as current only when the Company expects to pay cash within the next 12 months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s income statement and are classified on the balance sheet with the related unrecognized tax benefit liability.

Other than the aforementioned accounting for income taxes, there have been no other significant changes in the application of critical accounting policies since March 31, 2007.

Recent Accounting Standards

Refer to Note 4 to the accompanying unaudited interim consolidated financial statements for a description of certain accounting standards the Company is not yet required to adopt which may impact its results of operations and/or financial condition in future reporting periods.

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

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange

Act Rule 13(a)-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the first quarter of Fiscal 2008, the Company acquired control of certain of its Japanese businesses that were formerly conducted under pre-existing licensed arrangements. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (as further defined and discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). The Company is currently in the process of evaluating Impact 21’s internal controls. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company anticipates that Impact 21 will be excluded from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of March 29, 2008. In the aggregate, Impact 21 represented 12.4% of the total consolidated assets (including purchase accounting allocations), 4.8% of total consolidated revenues and 5.5% of total consolidated operating income of the Company as of and for the three months ended June 30, 2007.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The following is a summary of recent litigation developments.

The Company is subject to various claims relating to allegations of security breaches in certain of its retail store information systems. These claims have been made by various credit card issuers, issuing banks and credit card processors with respect to cards issued by them pursuant to the rules imposed by certain credit card issuers, particularly Visa® and MasterCard®. The allegations include fraudulent credit card charges, the cost of replacing credit cards, related monitoring expenses and other related claims.

In Fiscal 2005, the Company was subject to various claims relating to an alleged security breach of its point-of-sale systems that occurred at certain Polo retail stores in the U.S. The Company had previously recorded a reserve for an aggregate amount of $13 million to provide for its best estimate of losses related to these claims. As of the end of the first quarter of Fiscal 2008, the Company ultimately paid approximately $11 million in settlement of these various claims and the eligibility period for filing any such claims has expired.

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. While the investigation of the alleged Club Monaco compromise is ongoing, the evidence to-date indicates that only numerical credit card data may have been accessed and not customer names or contact information. The Company’s Canadian credit card processor has thus far required the Company to create a reserve of $2 million to cover potential claims relating to this alleged compromise and has deducted funds from Club Monaco credit card transactions to establish this reserve. Since the Company has been advised by its credit card processor that potential claims related to this matter are likely to exceed $2 million in the aggregate, the Company has also recorded an additional $3 million charge during Fiscal 2007 to increase the total reserve for this matter to $5 million based on its best estimate of exposure. Although claims brought against the Company could exceed the $5 million reserve, the ultimate resolution of these claims is not expected to have a material adverse effect on the Company’s liquidity or financial position.

The Company is cooperating with law enforcement authorities in both the U.S. and Canada in their investigations of these matters.

On August 19, 2005, Wathne Imports, Ltd., our domestic licensee for luggage and handbags (“Wathne”), filed a complaint in the U.S. District Court for the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. We believe this lawsuit to be without merit, and recently moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. A hearing on the motions is scheduled for September 18, 2007. A trial date is not yet set but the Company does not currently anticipate that a trial, if any, will occur prior to calendar 2008. We intend to continue to contest this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On October 1, 1999, we filed a lawsuit against the U.S. Polo Association Inc. (“USPA”), Jordache, Ltd. (“Jordache”) and certain other entities affiliated with them, alleging that the defendants were infringing on our trademarks. In connection with this lawsuit, on July 19, 2001, the USPA and Jordache filed a lawsuit against us in the U.S. District Court for the Southern District of New York. This suit, which was effectively a counterclaim by them in connection with the original trademark action, asserted claims related to our actions in connection with our pursuit of claims against the U.S. Polo Association and Jordache for trademark infringement and other unlawful conduct. Their claims stemmed from our contacts with the USPA’s and Jordache’s retailers in which we informed these retailers of our position in the original trademark action. All claims and counterclaims, except for our claims that the defendants violated our trademark rights, were settled in September 2003. We did not pay any damages in this settlement.

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendants’ marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, we filed an appeal of the judge’s decision to deny our motion for a new trial to the U.S. Court of Appeals for the Second Circuit. We are awaiting a decision from the Court with respect to this appeal and has been recently advised by the Court that no action will be taken for at least the next several months.

On September 18, 2002, an employee at one of our stores filed a lawsuit against the Company and our Polo Retail, LLC subsidiary in the U.S. District Court for the District of Northern California alleging violations of California antitrust and labor laws. The plaintiff purported to represent a class of employees who had allegedly been injured by a requirement that certain retail employees purchase and wear our apparel as a condition of their employment. The complaint, as amended, sought an unspecified amount of actual and punitive damages, disgorgement of profits and injunctive and declaratory relief. We answered the amended complaint on November 4, 2002. A hearing on cross motions for summary judgment on the issue of whether our policies violated California law took place on August 14, 2003. The Court granted partial summary judgment with respect to certain of the plaintiff’s claims, but concluded that more discovery was necessary before it could decide the key issue as to whether we had maintained for a period of time a dress code policy that violated California law. On January 12, 2006, a proposed settlement of the purported class action was submitted to the court for approval. A hearing on the settlement was held before the Court on June 29, 2006. On October 26, 2006, the Court granted preliminary approval of the settlement and agreed to begin the process of sending out claim forms to members of the class. On March 28, 2007, the Court granted final approval of the settlement and awarded approximately $1.1 million to members of the class and their attorneys. We had previously established a reserve of $1.5 million for this matter in Fiscal 2005. The Court’s approval of the settlement also resulted in the dismissal of the similar purported class action filed in the San Francisco Superior Court, as described below.

On April 14, 2003, a second putative class action was filed in the San Francisco Superior Court. This suit, brought by the same attorneys, alleged near identical claims to those in the federal class action. The class representatives consisted of former employees and the plaintiff in the federal class action. Defendants in this class action included us and our Polo Retail, LLC, Fashions Outlet of America, Inc., Polo Retail, Inc. and San Francisco Polo, Ltd. Subsidiaries, as well as a non-affiliated corporate defendant and two current managers. As in the federal class action, the complaint sought an unspecified amount of actual and punitive restitution of monies spent, and declaratory relief. As noted above, on March 28, 2007, the Court granted final approval of the settlement in the federal class action, which resulted in the dismissal of this lawsuit.

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

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave the store and being falsely imprisoned while waiting to leave the store. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We have filed a cross-claim against one of the plaintiffs for his role in allegedly assisting a former employee misappropriate Company property. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On June 2, 2006, a second putative class action was filed by different attorneys by a former employee of our Club Monaco store in Cabazon, California against us in the Los Angeles Superior Court alleging virtually identical claims as the Club Monaco action in San Francisco and consisting of the same class members. As in the San Francisco action, the complaint sought an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2006, the plaintiff voluntarily withdrew his lawsuit.

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

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There are no material changes to the risk factors previously disclosed nor have we identified any previously undisclosed risks that could materially adversely affect our business, our operating results, or our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended June 30, 2007.

				Total Number of	Maximum Number
				Shares Purchased	(or Approximate Dollar Value)
				as Part of Publicly	of Shares That May Yet be
	Total Number of		Average Price	Announced Plans	Purchased Under the
	Shares Purchased(1)		Paid per Share	or Programs	Plans or Programs
					(millions)

April 1, 2007 to April 28, 2007	—		$—	—	$368
April 29, 2007 to May 26, 2007	206,800		96.51	206,800	348
May 27, 2007 to June 30, 2007	1,725,420	(2)	97.29	1,536,974	198

	1,932,220			1,743,774

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A common stock repurchase program. This program provides for the repurchase, from time to time, of up to an aggregate of $250 million of Class A common stock, and does not have a fixed termination date. During the fiscal quarter ended June 30, 2007, shares were repurchased under the existing $250 million program and an earlier $250 million program that has now been fully utilized.

(2)	Includes approximately 0.2 million shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

Item 6.	Exhibits.

10.1	Amended and Restated Credit Agreement as of May 22, 2007 to the Credit Agreement, dated as of November 28, 2006, among Polo Ralph Lauren Corporation, Polo JP Acqui B.V., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.2	Amendment and Restatement Agreement, dated as of May 22, 2007, among Polo Ralph Lauren Corporation, Polo JP Acqui B.V., the lenders party thereto, The Bank of New York, Citibank, N.A., Bank of America, N.A. and Wachovia Bank National Association, as syndication agents, Sumitomo Mitsui Banking Corporation and Deutsche Bank Securities, s co-agents and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement dated as of November 28, 2006 among Polo Ralph Lauren Corporation, the lenders from time to time party thereto and the agents party thereto.
10.3	Employment Agreement, dated as of April 30, 2007, between Polo Ralph Lauren Corporation and Mitchell A. Kosh.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLO RALPH LAUREN CORPORATION

By:	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Senior Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: August 9, 2007