Form 10-Q
period 2007-09-29
POLO RALPH LAUREN CORP
filed 2007-11-08
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2007
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
(212) 318-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At November 2, 2007, 58,247,524 shares of the registrant’s Class A common stock, $.01 par value, and 43,280,021 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 29,	March 31,
	2007	2007
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$473.0	$563.9
Accounts receivable, net of allowances of $160.6 and $138.1 million	549.3	467.5
Inventories	635.7	526.9
Deferred tax assets	57.4	44.4
Prepaid expenses and other	96.7	83.2

Total current assets	1,812.1	1,685.9
Property and equipment, net	647.0	629.8
Deferred tax assets	130.6	56.9
Goodwill	940.9	790.5
Intangible assets, net	368.0	297.7
Other assets	288.9	297.2

Total assets	$4,187.5	$3,758.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256.0	$174.7
Income tax payable	—	74.6
Accrued expenses and other	474.9	391.0
Current maturities of debt	178.2	—

Total current liabilities	909.1	640.3
Long-term debt	424.4	398.8
Non-current tax liabilities	191.1	—
Other non-current liabilities	420.1	384.0

Commitments and contingencies (Note 13)
Total liabilities	1,944.7	1,423.1

Stockholders’ equity:
Class A common stock, par value $.01 per share; 70.0 million and 68.6 million shares issued; 58.2 million and 60.7 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	960.1	872.5
Retained earnings	1,873.2	1,742.3
Treasury stock, Class A, at cost (11.8 million and 7.9 million shares)	(662.0)	(321.5)
Accumulated other comprehensive income	70.4	40.5

Total stockholders’ equity	2,242.8	2,334.9

Total liabilities and stockholders’ equity	$4,187.5	$3,758.0

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(millions, except per share data) (unaudited)

Net sales	$1,245.8	$1,104.5	$2,269.8	$2,007.8
Licensing revenue	53.3	62.3	99.6	112.6

Net revenues	1,299.1	1,166.8	2,369.4	2,120.4
Cost of goods sold(a)	(603.9)	(534.2)	(1,082.2)	(956.3)

Gross profit	695.2	632.6	1,287.2	1,164.1

Other costs and expenses:
Selling, general and administrative expenses(a)	(488.2)	(412.1)	(926.7)	(802.4)
Amortization of intangible assets	(14.4)	(3.8)	(22.1)	(9.4)
Restructuring charges	—	(1.8)	—	(4.0)

Total other costs and expenses	(502.6)	(417.7)	(948.8)	(815.8)

Operating income	192.6	214.9	338.4	348.3
Foreign currency gains (losses)	(0.9)	1.2	(2.2)	0.1
Interest expense	(6.2)	(4.5)	(12.0)	(8.9)
Interest income	5.5	4.7	13.7	8.5
Equity in income (loss) of equity-method investees	(0.6)	0.9	(0.6)	1.7
Minority interest expense	(0.1)	(3.6)	(1.9)	(7.6)

Income before provision for income taxes	190.3	213.6	335.4	342.1
Provision for income taxes	(75.0)	(76.6)	(131.8)	(124.9)

Net income	$115.3	$137.0	$203.6	$217.2

Net income per common share:
Basic	$1.12	$1.31	$1.97	$2.07

Diluted	$1.09	$1.28	$1.92	$2.02

Weighted average common shares outstanding:
Basic	102.6	104.5	103.3	104.8

Diluted	105.4	107.3	106.3	107.7

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

(a)Includes total depreciation expense of:	$(37.1)	$(29.8)	$(72.5)	$(62.0)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 29,	September 30,
	2007	2006
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$203.6	$217.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94.6	71.4
Deferred income tax expense (benefit)	0.9	(7.0)
Minority interest expense	1.9	7.6
Equity in (income) loss of equity-method investees, net of dividends received	0.6	(0.5)
Non-cash stock compensation expense	29.5	19.3
Non-cash provision for bad debt expense	0.9	1.0
Loss on disposal of property and equipment	—	2.1
Non-cash foreign currency losses (gains)	1.0	(0.1)
Non-cash restructuring charges	—	2.5
Changes in operating assets and liabilities:
Accounts receivable	(46.2)	(35.6)
Inventories	(45.4)	(96.4)
Accounts payable and accrued liabilities	(28.0)	54.6
Deferred income liabilities	0.7	(8.4)
Other balance sheet changes	40.1	28.9

Net cash provided by operating activities	254.2	256.6

Cash flows from investing activities:
Acquisitions and investments, net of cash acquired and purchase price settlements	(181.7)	(1.3)
Capital expenditures	(93.1)	(63.6)
Cash deposits restricted in connection with taxes	(13.5)	(52.4)

Net cash used in investing activities	(288.3)	(117.3)

Cash flows from financing activities:
Proceeds from issuance of debt	168.9	—
Debt issuance costs	(0.3)	—
Payments of capital lease obligations	(2.6)	(2.5)
Payments of dividends	(10.3)	(10.5)
Distributions to minority interest holders	—	(4.5)
Repurchases of common stock	(270.0)	(129.6)
Proceeds from exercise of stock options, net	8.3	25.5
Excess tax benefits from stock-based compensation arrangements	29.5	12.9

Net cash used in financing activities	(76.5)	(108.7)

Effect of exchange rate changes on cash and cash equivalents	19.7	4.7

Net increase (decrease) in cash and cash equivalents	(90.9)	35.3
Cash and cash equivalents at beginning of period	563.9	285.7

Cash and cash equivalents at end of period	$473.0	$321.0

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

Basis of Consolidation

The accompanying unaudited interim consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The accompanying unaudited interim consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the U.S. (“US GAAP”).

Prior to the Company’s acquisition of the minority ownership interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”) in May 2007, the Company consolidated PRL Japan, formerly a 50%-owned venture with Onward Kashiyama Co. Ltd and its affiliates (“Onward Kashiyama”) and The Seibu Department Stores, Ltd (“Seibu”), pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Additionally, prior to the acquisition of the minority ownership interests in Ralph Lauren Media, LLC (“RL Media”) in March 2007, the Company consolidated RL Media, formerly a 50%-owned venture with NBC-Lauren Media Holdings, Inc., a subsidiary wholly owned by the National Broadcasting Company, Inc. (“NBC”) and Value Vision Media, Inc. (“Value Vision”), pursuant to FIN 46R. RL Media conducts the Company’s e-commerce initiatives through an internet site known as RalphLauren.com. See Note 5 for further discussion of the acquisitions referred to above, including their respective bases of consolidation in the first half of fiscal year 2008.

All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2008 will end on March 29, 2008 and will be a 52-week period (“Fiscal 2008”). Fiscal year 2007 ended on March 31, 2007 and reflected a 52-week period (“Fiscal 2007”). In turn, the second quarter for Fiscal 2008 ended on September 29, 2007 and was a 13-week period. The second quarter for Fiscal 2007 ended on September 30, 2006 and was also a 13-week period.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial position and operating results of the Company’s consolidated PRL Japan and Impact 21 Co., Ltd. (“Impact 21”) entities are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month and six-month periods ended September 29, 2007 include the operating results of PRL Japan and Impact 21 for the three-month and six-month periods ended August 31, 2007, respectively. The net effect of this reporting lag is not material to the accompanying unaudited interim consolidated financial statements.

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying interim consolidated financial statements are unaudited. In the opinion of management, however, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

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

Significant estimates inherent in the preparation of the accompanying unaudited interim consolidated financial statements include reserves for customer returns, discounts, end-of-season markdown allowances and operational chargebacks; reserves for the realizability of inventory; reserves for litigation and other contingencies; impairments of long-lived tangible and intangible assets; useful lives of tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; and accounting for business combinations under the purchase method of accounting.

Seasonality of Business

The Company’s business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and six-month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for Fiscal 2008 as a whole.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectibility is reasonably assured.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdown allowances and operational chargebacks is presented below:

	Three Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(millions)

Beginning reserve balance	$127.9	$95.3	$129.4	$107.5
Amount charged against revenue to increase reserve	140.4	106.4	234.6	178.9
Amount credited against customer accounts to decrease reserve	(118.7)	(87.3)	(214.9)	(173.3)
Foreign currency translation	2.0	(0.1)	2.5	1.2

Ending reserve balance	$151.6	$114.3	$151.6	$114.3

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

	Three Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(millions)

Beginning reserve balance	$8.6	$8.3	$8.7	$7.5
Amount charged to expense to increase reserve	0.7	0.2	0.9	1.0
Amount written-off against customer accounts to decrease reserve	(0.5)	(0.1)	(1.0)	(0.4)
Foreign currency translation	0.2	(0.1)	0.4	0.2

Ending reserve balance	$9.0	$8.3	$9.0	$8.3

Net Income Per Common Share

Net income per common share is determined in accordance with Statement of Financial Accounting Standards (“FAS”) No. 128, “Earnings per Share” (“FAS 128”). Under the provisions of FAS 128, basic net income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted-average of common shares outstanding during the period. Weighted-average common shares include shares of the Company’s Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(millions)

Basic	102.6	104.5	103.3	104.8
Dilutive effect of stock options, restricted stock and restricted stock units	2.8	2.8	3.0	2.9

Diluted shares	105.4	107.3	106.3	107.7

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the satisfaction of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of September 29, 2007 and September 30, 2006, there was an aggregate of approximately 2.2 million of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

4.	Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first is required to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the “more-likely-than-not” recognition threshold is then measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. If a tax position does not meet the “more-likely-than-not” recognition threshold, no related benefit can be recognized. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of the beginning of Fiscal 2008 (April 1, 2007).

As a result of the adoption of FIN 48, the Company recognized a $62.5 million reduction in retained earnings as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007. This adjustment consisted of a $99.9 million increase to the Company’s liabilities for unrecognized tax benefits, offset in part by a $37.4 million increase to the Company’s deferred tax assets principally representing the value of future tax benefits that could be realized at the U.S. federal level if the related liabilities for unrecognized tax benefits at the state and local levels ultimately are required to be settled. The total balance of unrecognized tax benefits, including interest and penalties, was $173.8 million as of April 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $123.4 million as of April 1, 2007. The total balance of unrecognized tax benefits, including interest and penalties, was $191.1 million as of September 29, 2007.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Accordingly, included in the liability for unrecognized tax benefits is a liability for

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest and penalties in the amount of $45.7 million as of April 1, 2007. A reconciliation of the beginning and ending amount of accrued interest and penalties related to unrecognized tax benefits is presented below:

Accrued Interest
and Penalties
(millions)

Balance at April 1, 2007	$45.7
Additions charged to expense	9.2
Reductions related to settlements	—

Balance at September 29, 2007	$54.9

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

Other Recently Issued Accounting Standards

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date. FAS 159 is effective for the Company as of the beginning of Fiscal 2009. The application of FAS 159 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures about fair value measurements. FAS 157 is effective for the Company as of the beginning of Fiscal 2009. The application of FAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company funded the Japanese Business Acquisitions with available cash on-hand and ¥20.5 billion (approximately $178 million as of September 29, 2007) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company expects to repay the borrowing by its maturity date in May 2008 using a portion of Impact 21’s cash on-hand, which approximated $200 million as of the end of the second quarter of Fiscal 2008.

Based on the nature of the successful public tender offer process for substantially all of the Impact 21 common stock previously not owned by the Company and the Company’s determination that the terms of the pre-existing licensing relationships were reflective of market, no settlement gain or loss was recognized in connection with the transaction. As such, based on valuation analyses prepared by an independent valuation firm, the Company allocated all of the consideration exchanged to the purchase of the Japanese businesses. The acquisition cost of $360 million has been allocated on a preliminary basis to the net assets acquired based on their respective fair values as follows: cash of $189 million; trade receivables of $26 million; inventory of $47 million; finite-lived intangible assets of $74 million (consisting of the re-acquired licenses of $21 million and customer relationships of $53 million); non-tax-deductible goodwill of $136 million; assumed pension liabilities of $9 million; deferred tax liabilities of $38 million; and other net liabilities of $65 million. The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. Additionally, management is continuing to assess and formulate plans associated with integrating the Japanese businesses into the Company’s current operations. As a result, the estimated purchase price allocation is subject to change.

The results of operations for Impact 21, which were previously accounted for using the equity method of accounting, have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, the Company recorded within minority interest expense the amount of Impact 21’s net income allocable to the holders of the approximate 80% of the Impact 21 shares not owned by the Company prior to the closing date of the tender offer. The results of operations for PRL Japan have already been consolidated by the Company as described further in Note 2 to the accompanying unaudited interim consolidated financial statements.

The Company also has entered into a transition services agreement with Onward Kashiyama which, along with its affiliates, was a former approximate 41% shareholder of Impact 21, to provide a variety of operational, human resources and information systems-related services over a period of up to two years from the date of acquisition.

Acquisition of Small Leathergoods Business

On April 13, 2007, the Company acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., the Company’s licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. (the “Small Leathergoods Business Acquisition”). The assets acquired from Kellwood will be operated under the name of “Polo Ralph Lauren Leathergoods” and will allow the Company to further expand its accessories business. The acquisition cost was $10.4 million. Kellwood has agreed to provide various transition services to the Company for a period of up to six months from the date of acquisition.

The Company determined that the terms of the pre-existing licensing relationship were reflective of market. As such, the Company allocated all of the consideration exchanged to the Small Leathergoods Business Acquisition and no settlement gain or loss was recognized in connection with the transaction. The results of operations for the Polo Ralph Lauren Leathergoods business have been consolidated in the Company’s results of operations commencing April 1, 2007. In addition, the acquisition cost has been allocated on a preliminary basis as follows: inventory of $7.0 million; finite-lived intangible assets of $2.1 million (consisting of the re-acquired license of

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.3 million, customer relationships of $0.7 million and order backlog of $0.1 million); other assets of $1.0 million; and tax-deductible goodwill of $0.3 million. The Company is in the process of completing its assessment of the fair value of assets acquired. As a result, the estimated purchase price allocation is subject to change.

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

Fiscal 2007 Transactions

Acquisition of RL Media Minority Interest

On March 28, 2007, the Company acquired the remaining 50% equity interest in RL Media formerly held by NBC (37.5%) and Value Vision (12.5%) (the “RL Media Minority Interest Acquisition”). RL Media conducts the Company’s e-commerce initiatives through the RalphLauren.com internet site. The results of operations for RL Media have already been consolidated by the Company as described further in Note 2 to the accompanying unaudited interim consolidated financial statements. The acquisition cost was $175 million. In addition, Value Vision entered into a transition services agreement with the Company to provide order fulfillment and related services over a period of up to seventeen months from the date of the acquisition of the RL Media minority interest.

The excess of the acquisition cost over the pre-existing minority interest liability of $33 million has been allocated on a preliminary basis as follows: inventory of $8 million; finite-lived intangible assets of $58 million (consisting of the re-acquired license of $56 million and customer list of $2 million); and tax-deductible goodwill of $76 million. The Company is in the process of completing its assessment of the fair value of assets acquired. As a result, the estimated purchase price allocation is subject to change.

Supplemental Pro Forma Information

The following unaudited condensed pro forma information (hereafter referred to as the “pro forma information”) assumes the Japanese Business Acquisitions, the RL Media Minority Interest Acquisition and the Small Leathergoods Business Acquisition had occurred as of the beginning of Fiscal 2008 and Fiscal 2007, respectively. The pro forma information, as presented below, has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma results do not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may occur as a result of the integration and consolidation of the acquisitions.

The below pro forma results reflect nonrecurring charges related to (a) the amortization of the write-ups to fair value of inventory included within cost of goods sold as part of the preliminary purchase price allocations, which is expected to be fully recognized within six months of each respective acquisition date; (b) the amortization of the write-up to fair value of the acquired licenses as part of the preliminary purchase price allocation for the Japanese Business Acquisitions, which is expected to be fully amortized within nine months of the acquisition date; and

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) the write-off of foreign currency option contracts entered into to manage certain foreign currency exposures associated with the Japanese Business Acquisitions which expired unexercised during the first quarter of Fiscal 2008. These charges included in the Company’s pro forma results were $37.7 million for the six months ended September 29, 2007, $37.7 million for the six months ended September 30, 2006 and $17.5 million for the three months ended September 30, 2006.

	Historical		Pro Forma
	Six Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(millions, except per share data)
	(unaudited)

Net revenues	$2,369.4	$2,120.4	$2,369.4	$2,263.9
Gross profit	1,287.2	1,164.1	1,282.9	1,196.2
Amortization of intangible assets	(22.1)	(9.4)	(28.9)	(31.3)
Operating income	338.4	348.3	327.3	329.0
Net income	203.6	217.2	197.1	200.5
Net income per common share:
Basic	$1.97	$2.07	$1.91	$1.91
Diluted	$1.92	$2.02	$1.85	$1.86

	Historical		Pro Forma
	Three Months Ended		Three Months Ended
	September 29,	September 30,	September 30,
	2007	2006	2006
	(millions, except per share data)
		(unaudited)

Net revenues	$1,299.1	$1,166.8	$1,245.0
Gross profit	695.2	632.6	650.6
Amortization of intangible assets	(14.4)	(3.8)	(14.8)
Operating income	192.6	214.9	207.0
Net income	115.3	137.0	129.6
Net income per common share:
Basic	$1.12	$1.31	$1.24
Diluted	$1.09	$1.28	$1.21

6.	Inventories

Inventories consist of the following:

	September 29,	March 31,	September 30,
	2007	2007	2006
	(millions)

Raw materials	$5.6	$8.4	$8.2
Work-in-process	0.5	1.1	5.7
Finished goods	629.6	517.4	572.5

Total inventory	$635.7	$526.9	$586.4

The increase in finished goods inventory since March 31, 2007 and September 30, 2006 includes the effect of the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Other Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the six months ended September 29, 2007:

	Wholesale	Retail	Licensing	Total
		(millions)

Balance at March 31, 2007	$518.9	$155.1	$116.5	$790.5
Acquisition-related activity(a)	120.5	(3.3)	17.1	134.3
Other adjustments(b)	14.2	0.4	1.5	16.1

Balance at September 29, 2007	$653.6	$152.2	$135.1	$940.9

(a)	Acquisition-related activity primarily includes the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition, as well as other adjustments related to revisions in the estimated purchase price allocation of the RL Media Minority Interest Acquisition. See Note 5 for further discussion of the Company’s recent acquisitions.

(b)	Other adjustments principally include changes in foreign currency exchange rates.

Other Intangible Assets

Other intangible assets consist of the following:

	September 29, 2007			March 31, 2007
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amort.	Net	Amount	Amort.	Net
			(millions)

Intangible assets subject to amortization:
Re-acquired licensed trademarks	$220.6	$(25.0)	$195.6	$194.3	$(11.8)	$182.5
Customer relationships/lists	178.8	(14.7)	164.1	115.2	(8.4)	106.8
Other	0.5	(0.1)	0.4	7.4	(6.9)	0.5

Total intangible assets subject to amortization	399.9	(39.8)	360.1	316.9	(27.1)	289.8
Intangible assets not subject to amortization:
Trademarks and brands	7.9	—	7.9	7.9	—	7.9

Total intangible assets	$407.8	$(39.8)	$368.0	$324.8	$(27.1)	$297.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization

Based on the amount of intangible assets subject to amortization as of September 29, 2007, the expected annual amortization expense is as follows:

Amortization
Expense
(millions)

Fiscal 2008	$27.6
Fiscal 2009	18.6
Fiscal 2010	18.6
Fiscal 2011	18.2
Fiscal 2012	15.2
Fiscal 2013 and thereafter	261.9

Total	$360.1

The expected amortization expense above reflects weighted-average estimated useful lives assigned to the Company’s finite-lived intangible assets as follows: re-acquired licensed trademarks of 19.1 years and customer relationships/lists of 18.4 years, and 18.8 years in total.

In accordance with the provisions of FAS No. 142, “Goodwill and Other Intangible Assets,” the Company performed its annual impairment assessment of goodwill during the second quarter of Fiscal 2008. Based on the results of the required impairment assessment, the Company confirmed that no goodwill impairment charge was required to be recognized as the fair value of its reporting units exceeded their respective carrying values as of July 1, 2007.

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

Club Monaco Restructuring Plan

During the fourth quarter of Fiscal 2006, the Company committed to a plan to restructure its Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory stores and the intention to dispose of by sale or closure all eight of the Caban Stores (collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, an aggregate restructuring-related charge of $12 million was recognized in Fiscal 2006. In Fiscal 2007, the Company ultimately decided to close all of Club Monaco’s Caban Concept Stores (the “Caban Stores”) and recognized $4.0 million of associated restructuring charges during the six months ended September 30, 2006, primarily relating to lease termination costs. There were no additional restructuring charges recognized by the Company in connection with this plan during the first half of Fiscal 2008 and the remaining liability under the plan was $1.3 million as of September 29, 2007.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of September 29, 2007, the carrying value of the 2006 Euro Debt was $424.4 million, compared to $398.8 million as of March 31, 2007. Refer to Note 10 for discussion of the designation of the Company’s 2006 Euro Debt as a hedge of its net investment in certain of its European subsidiaries.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of September 29, 2007, there were no revolving credit borrowings outstanding under the Credit Facility, but the Company was contingently liable for $28.9 million of outstanding letters of credit (primarily relating to inventory purchase commitments). In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of a ¥20.5 billion loan equal to approximately $178 million as of September 29, 2007 (the “Term Loan”). The Term Loan was made to Polo JP Acqui B.V., a wholly owned subsidiary of the Company, and is guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The Term Loan is in addition to the revolving line of credit previously available under the Credit Facility. The proceeds of the Term Loan have been used to finance the Japanese Business Acquisitions. Borrowings under the Term Loan bear interest at a fixed rate of 1.2%. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan in May 2008. The Company expects to repay the borrowing by its maturity date using a portion of Impact 21’s cash on-hand, which approximated $200 million as of the end of the second quarter of Fiscal 2008. See Note 5 for further discussion of the Japanese Business Acquisitions.

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

As of September 29, 2007, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 13 of the Fiscal 2007 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Derivative Financial Instruments

The Company primarily has exposure to changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as exposure to changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, the Company periodically uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative purposes. The following is a summary of the Company’s risk management strategies and the effect of those strategies on the Company’s financial statements.

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

As of September 29, 2007, the Company had contracts for the sale of $255 million of foreign currencies at fixed rates. Of these sales contracts, $230 million were for the sale of Euros and $25 million were for the sale of Japanese Yen. The total fair value of these forward contracts was a liability of $10.0 million. As of March 31, 2007, the Company had contracts for the sale of $214 million of foreign currencies at fixed rates. Of these sales contracts, $180 million were for the sale of Euros and $34 million were for the sale of Japanese Yen. The total fair value of these forward contracts was a liability of $1.9 million.

The Company records the above described foreign currency exchange contracts at fair value in its balance sheet and designates these derivative instruments as cash flow hedges in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). As such, to the extent effective, the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then either recognized in income in the period in which the related royalties being hedged are received or, in the case of inventory purchases, recognized as part of the cost of the inventory being hedged when sold. However, to the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties or inventory purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in earnings. During the second quarter of Fiscal 2008, the Company recognized a loss in earnings of $1.0 million related to ineffective hedges. No material gains or losses relating to ineffective hedges were recognized in any other period presented.

Foreign Currency Exchange Contracts — Other

On April 2, 2007, the Company entered into a forward foreign exchange contract for the right to purchase €13.5 million at a fixed rate. This contract hedged the foreign currency exposure related to the annual Euro interest payment due on October 4, 2007 for Fiscal 2008 in connection with the Company’s outstanding 2006 Euro Debt. In accordance with FAS 133, the contract has been designated as a cash flow hedge. Since neither the critical terms of the hedge contract or the underlying exposure have changed, as permitted by FAS 133, the related gains of $0.9 million have been reclassified from stockholders’ equity to earnings to offset the related transaction loss arising from the remeasurement of the associated foreign-currency-denominated accrued interest liability during the six months ended September 29, 2007.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, during the first quarter of Fiscal 2008, the Company entered into foreign currency option contracts with a notional value of $159 million giving the Company the right, but not the obligation, to purchase foreign currencies at fixed rates by May 23, 2007. These contracts hedged the majority of the foreign currency exposure related to the financing of the Japanese Business Acquisitions, but did not qualify under FAS 133 for hedge accounting treatment. The Company did not exercise any of the contracts and, as a result, recognized a loss of $1.6 million during the first quarter of Fiscal 2008.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding 2006 Euro Debt as a hedge of its net investment in certain of its European subsidiaries. As required by FAS 133, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as, and is effective as, a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment under FAS No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the 2006 Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company recorded an aggregate loss, net of tax, in stockholders’ equity on the translation of the 2006 Euro Debt to U.S. dollars in the amount of $15.1 million for the six months ended September 29, 2007.

11.	Stockholders’ Equity

Summary of Changes in Stockholders’ Equity

	Six Months Ended
	September 29,	September 30,
	2007	2006
	(millions)

Balance at beginning of period	$2,334.9	$2,049.6
Cumulative effect of adopting FIN 48 (Note 4)	(62.5)	—
Comprehensive income:
Net income	203.6	217.2
Foreign currency translation gains (losses)	52.1	22.8
Net realized and unrealized derivative financial instrument gains (losses)	(22.2)	(8.3)

Total comprehensive income	233.5	231.7

Dividends declared	(10.3)	(10.4)
Repurchases of common stock	(320.0)	(129.6)
Other, primarily net shares issued and equity grants made pursuant to stock compensation plans	67.2	57.6

Balance at end of period	$2,242.8	$2,198.9

Common Stock Repurchase Program

In August 2007, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allowed the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the six months ended September 29, 2007, 3.6 million shares of Class A common stock were repurchased at a cost of $320 million under the expanded and pre-existing programs, including $50 million (0.6 million shares) that was traded prior to the end of the period for which settlement occurred in October 2007.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining availability under the common stock repurchase program was approximately $298 million as of September 29, 2007.

Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share annually, on its common stock. The second quarter Fiscal 2008 dividend of $0.05 per share was declared on September 17, 2007, payable to shareholders of record at the close of business on September 28, 2007, and paid on October 12, 2007. Dividends paid amounted to $10.3 million during the six months ended September 29, 2007 and $10.5 million during the six months ended September 30, 2006.

12.	Stock-based Compensation

Long-term Stock Incentive Plan

The Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”), authorizes the grant of awards to participants with respect to a maximum of 26.0 million shares of the Company’s Class A common stock; however, there are limits as to the number of shares available for certain awards and to any one participant. Equity awards that may be made under the 1997 Plan include (a) stock options, (b) restricted stock and (c) restricted stock units (“RSUs”). The Company also granted awards under the 1997 Non-Employee Director Option Plan prior to that plan’s expiration on December 31, 2006. No future awards will be made under the 1997 Non-Employee Director Option Plan.

Impact on Results

Historically, the Company had issued its annual grant of stock options, restricted stock and RSUs late in the first quarter of each fiscal year. Beginning in Fiscal 2008, the Company changed the timing of the issuance of its annual grant of stock-based compensation awards to early in the second quarter of its fiscal year. Accordingly, the Company granted its Fiscal 2008 annual stock-based compensation awards in July 2007. Due to the timing of grants of stock-based compensation awards, stock-based compensation cost recognized during the three-month and six-month periods ended September 29, 2007 is not indicative of the level of compensation cost expected to be incurred for Fiscal 2008 as a whole.

A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(millions)

Compensation expense	$(19.3)	$(11.8)	$(29.5)	$(19.3)

Income tax benefit	$7.8	$4.5	$11.9	$7.4

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted-average

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions used to estimate the fair value of stock options granted during the six months ended September 29, 2007 and September 30, 2006 were as follows:

	Six Months Ended
	September 29,	September 30,
	2007	2006

Expected term (years)	4.8	4.5
Expected volatility	29.9%	33.3%
Expected dividend yield	0.26%	0.39%
Risk-free interest rate	4.7%	4.9%
Weighted-average option grant date fair value	$33.32	$19.20

A summary of the stock option activity under all plans during the six months ended September 29, 2007 is as follows:

Number of
Shares
(thousands)

Options outstanding at March 31, 2007	6,885
Granted	587
Exercised	(937)
Cancelled/Forfeited	(57)

Options outstanding at September 29, 2007	6,478

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The Company’s weighted-average grant date fair values of restricted stock shares and RSUs granted during the six months ended September 29, 2007 and September 30, 2006 were as follows:

	Six Months Ended
	September 29,	September 30,
	2007	2006

Weighted-average grant date fair value of restricted stock	$87.85	$—
Weighted-average grant date fair value of service-based RSUs	100.56	55.43
Weighted-average grant date fair value of performance-based RSUs	87.19	54.96

Generally, restricted stock grants vest over a five-year period of time, subject to the executive’s continuing employment. Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based RSUs generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs generally vest (a) over a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s satisfaction of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of performance goals either (i) in each year of the vesting period for grants made prior to Fiscal 2008 or (ii) solely in the initial year of the vesting period for grants made in Fiscal 2008.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restricted stock and RSU activity during the six months ended September 29, 2007 is as follows:

		Service-based	Performance-
	Restricted Stock	RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
	(thousands)	(thousands)	(thousands)

Nonvested at March 31, 2007	105	650	1,297
Granted	4	107	547
Vested	(60)	—	(460)
Cancelled	—	—	(15)

Nonvested at September 29, 2007	49	757	1,369

13.	Commitments and Contingencies

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

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. While the investigation of the alleged Club Monaco compromise is ongoing, the evidence to-date indicates that only numerical credit card data may have been accessed and not customer names or contact information. As of the end of Fiscal 2007, the Company had recorded a total reserve of $5 million for this matter based on its best estimate of exposure at that time. The ultimate resolution of these claims is not expected to have a material adverse effect on the Company’s liquidity or financial position.

The Company is cooperating with law enforcement authorities in both the U.S. and Canada in their investigations of these matters.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

injunction. We believe this lawsuit to be without merit, and moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. A hearing on these motions occurred on November 1, 2007. The judge presiding in this case is expected to provide a written ruling with respect to this summary judgment hearing in the next several months. A trial date is not yet set but the Company does not currently anticipate that a trial will occur prior to calendar 2008, if at all. We intend to continue to contest this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, the Company filed an appeal of the judge’s decision to deny the Company’s motion for a new trial to the U.S. Court of Appeals for the Second Circuit. An oral argument with respect to the Company’s appeal is scheduled to be held on November 15, 2007.

California Labor Law Litigation

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

On August 21, 2007, eleven former and current employees of our Club Monaco stores in California filed a lawsuit in Los Angeles Superior Court alleging similar claims as the Club Monaco action in San Francisco. The complaint seeks an unspecified amount of compensatory damages, attorney’s fees and punitive damages. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2007 10-K. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and operating income for each segment are as follows:

	Three Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(millions)

Net revenues:
Wholesale	$771.8	$659.9	$1,345.8	$1,151.1
Retail	474.0	444.6	924.0	856.7
Licensing	53.3	62.3	99.6	112.6

Total net revenues	$1,299.1	$1,166.8	$2,369.4	$2,120.4

Operating income:
Wholesale	$175.6	$157.3	$283.4	$247.6
Retail	52.4	66.8	115.9	131.4
Licensing	22.7	37.5	44.6	63.9

	250.7	261.6	443.9	442.9
Less:
Unallocated corporate expenses	(58.1)	(44.9)	(105.5)	(90.6)
Unallocated restructuring charges(a)	—	(1.8)	—	(4.0)

Total operating income	$192.6	$214.9	$338.4	$348.3

(a)	Consists of restructuring charges relating to the Retail segment.

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(millions)

Depreciation and amortization:
Wholesale	$16.6	$10.0	$29.3	$23.2
Retail	17.5	13.5	34.0	28.9
Licensing	6.4	1.1	9.5	2.3
Unallocated corporate expenses	11.0	9.0	21.8	17.0

Total depreciation and amortization	$51.5	$33.6	$94.6	$71.4

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Six Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
		(millions)

Cash paid for interest	$1.3	$0.8	$2.0	$1.6

Cash paid for income taxes	$102.6	$82.7	$126.7	$89.2

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $11.6 million for the six months ended September 29, 2007 and $21.7 million for the six months ended September 30, 2006. Significant non-cash investing activities during the six months ended September 29, 2007 also included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition. See Note 5 for further discussion of the Company’s acquisitions.

Significant non-cash financing activities during the six months ended September 29, 2007 included the Company’s repurchase of 0.6 million shares of Class A common stock at a cost of $50.0 million. See Note 11 for further discussion of the Company’s common stock repurchase program. In addition, as a result of the adoption of FIN 48, the Company recognized a non-cash reduction in retained earnings of $62.5 million as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007. See Note 4 for further discussion of the Company’s adoption of FIN 48.

There were no other significant non-cash investing or financing activities for the six months ended September 29, 2007 or September 30, 2006.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (the “Fiscal 2007 10-K”). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part I, Item 1A. “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. Fiscal year 2008 will end on March 29, 2008 and will be a 52-week period (“Fiscal 2008”). Fiscal year 2007 ended on March 31, 2007 and reflected a 52-week period (“Fiscal 2007”). In turn, the second quarter for Fiscal 2008 ended on September 29, 2007 and was a 13-week period. The second quarter for Fiscal 2007 ended on September 30, 2006 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and six-month periods ended September 29, 2007. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and six-month periods ended September 29, 2007 and September 30, 2006.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six-month periods ended September 29, 2007 and September 30, 2006, as well as a discussion of our financial condition and liquidity as of September 29, 2007. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in our financial condition and contractual obligations since the end of Fiscal 2007.

•	Market risk management. This section discusses any significant changes in our interest rate and foreign currency exposures, the types of derivative instruments used to hedge those exposures, or underlying market conditions since the end of Fiscal 2007.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2007. Significant changes include those considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2007 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been issued, but which we have not yet adopted.

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

Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, our operating results for the three-month and six-month periods ended September 29, 2007, and our cash flows for the six-month period ended September 29, 2007 are not necessarily indicative of the results and cash flows that may be expected for Fiscal 2008 as a whole.

Summary of Financial Performance

Operating Results

The Company’s business is dependent on consumer demand for its products. The Company believes that significant uncertainty in the U.S. macroeconomic environment, which became more pronounced during the second quarter of Fiscal 2008, has negatively impacted the level of consumer spending for discretionary items in the U.S. Despite the more challenging U.S. retail environment that affects both the Company’s wholesale customers and U.S. retail channels, the Company continued to experience revenue growth in the second quarter of Fiscal 2008, albeit at a slower rate than the first quarter. If the U.S. macroeconomic environment continues to be weak for the balance of the fiscal year, it could have a negative effect on the Company’s sales and margin growth rates for the balance of the year.

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

During the three months ended September 29, 2007, we reported revenues of $1.299 billion, net income of $115.3 million and net income per diluted share of $1.09. This compares to revenues of $1.167 billion, net income of $137.0 million and net income per diluted share of $1.28 during the three months ended September 30, 2006. As discussed further below, the comparability of our operating results has been affected by recent acquisitions and the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standards (“FAS”) No. 109” (“FIN 48”), effective as of the beginning of Fiscal 2008.

On a reported basis, our operating performance for the three months ended September 29, 2007 was primarily driven by 11.3% revenue growth led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in the first quarter of Fiscal 2008). This revenue growth was partially offset by a decline in gross profit percentage of 70 basis points to 53.5%, primarily due to the purchase accounting effects of our recent acquisitions, as well as an increase in selling, general and administrative (“SG&A”) expenses primarily related to these recent acquisitions and the overall growth in our business. Excluding the effects of acquisitions, revenues increased by 6.8% led by our Wholesale segment (7.4% growth) and Retail segment (6.6% growth). Excluding the effects of acquisitions, gross profit as a percentage of net revenues increased 40 basis points primarily as a result of improved performance in our European wholesale operations, offset in part by higher markdown activity.

Net income and net income per diluted share results declined compared to the three months ended September 30, 2006, principally due to a $22.3 million decrease in operating income primarily related to the dilutive effect of purchase accounting and higher SG&A expenses associated with our recent acquisitions. The decrease in net income and net income per diluted share results also reflected a 350 basis point increase in our effective tax rate primarily as a result of the adoption of FIN 48.

Six Months Ended September 29, 2007 Compared to Six Months Ended September 30, 2006

During the six months ended September 29, 2007, we reported revenues of $2.369 billion, net income of $203.6 million and net income per diluted share of $1.92. This compares to revenues of $2.120 billion, net income of $217.2 million and net income per diluted share of $2.02 during the six months ended September 30, 2006.

On a reported basis, our operating performance for the six months ended September 29, 2007 was primarily driven by 11.7% revenue growth led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in the first quarter of Fiscal 2008). This revenue growth was partially offset by a decline in gross profit percentage of 60 basis points to 54.3%, primarily due to the purchase accounting effects of our recent acquisitions, as well as an increase in SG&A expenses primarily related to these recent acquisitions and the overall growth in our business. Excluding the effects of acquisitions, revenues increased by 7.1% led by our Wholesale segment (6.6% growth) and Retail segment (7.9% growth). Excluding the effects of acquisitions, gross profit as a percentage of net revenues increased 50 basis points primarily due to improved performance in our European wholesale operations, offset in part by higher markdown activity.

Net income and net income per diluted share results declined compared to the six months ended September 30, 2006, principally due to a $9.9 million decrease in operating income primarily related to the dilutive effect of purchase accounting and higher SG&A expenses associated with our recent acquisitions. The decrease in net income and net income per diluted share results also reflected a 280 basis point increase in our effective tax rate primarily as a result of the adoption of FIN 48.

See “Transactions Affecting Comparability of Results of Operations and Financial Condition” described below for further discussion of the recent acquisitions and the adoption of FIN 48.

Financial Condition and Liquidity

Our financial position reflects the funding of our recent acquisitions, our increased share repurchase activity and the overall strength of our business results. We ended the first half of Fiscal 2008 with a net debt position (total debt less total cash and cash equivalents) of $129.6 million, compared to a net cash position (total cash and cash equivalents less total debt) of $165.1 million at the end of Fiscal 2007.

The decrease in our net cash position during the first half of Fiscal 2008 is primarily due to the Japanese Business Acquisitions (as defined and discussed under “Recent Developments”), net of cash acquired, and an increase in our treasury stock repurchases. Our stockholders’ equity decreased to $2.243 billion as of September 29, 2007, compared to $2.335 billion as of March 31, 2007, primarily due to increased share repurchase activity and a $62.5 million reduction in retained earnings in connection with the adoption of FIN 48.

We generated $254.2 million of cash from operations during the first half of Fiscal 2008, compared to $256.6 million in the first half of Fiscal 2007. We used our cash availability to reinvest in our business through capital spending and acquisitions, as well as in connection with our common stock repurchase program. In particular, we spent $93.1 million for capital expenditures primarily associated with retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure, including showrooms related to our new businesses. We used $181.7 million primarily to fund the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition, net of cash acquired (see “Recent Developments” for further discussion). We also used $270.0 million to repurchase 3.0 million shares of Class A common stock.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three-month and six-month periods ended September 29, 2007 has been affected by certain transactions, including:

•	Acquisitions that occurred in late Fiscal 2007 and the first quarter of Fiscal 2008. In particular, the Company completed the Japanese Business Acquisitions on May 29, 2007, the Small Leathergoods Business Acquisition on April 13, 2007 and the RL Media Minority Interest Acquisition on March 28, 2007 (each as defined and discussed under “Recent Developments”).

•	The adoption of the provisions of FIN 48 as of the beginning of Fiscal 2008 (April 1, 2007). Principally as a result of this change in accounting, the Company’s effective tax rate increased 350 basis points during the three months ended September 29, 2007 to 39.4% in comparison to the 35.9% effective tax rate reported for the three months ended September 30, 2006. Additionally, primarily due to the adoption of FIN 48, the effective tax rate increased 280 basis points during the six months ended September 29, 2007 to 39.3% in comparison to the 36.5% effective tax rate reported for the six months ended September 30, 2006. See Note 4 to the accompanying unaudited interim consolidated financial statements for further discussion of the Company’s adoption of FIN 48.

•	Restructuring charges of $1.8 million and $4.0 million recorded during the three-month and six-month periods ended September 30, 2006, respectively, primarily associated with the Club Monaco retail business. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion.

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

The Company funded the Japanese Business Acquisitions with available cash on-hand and ¥20.5 billion (approximately $178 million as of September 29, 2007) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company expects to repay the borrowing by its maturity date in May 2008 using a portion of Impact 21’s cash on-hand, which approximated $200 million as of the end of the second quarter of Fiscal 2008.

The results of operations for Impact 21, which were previously accounted for using the equity method of accounting, have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, the Company recorded within minority interest expense the amount of Impact 21’s net income allocable to the holders of the approximate 80% of the Impact 21 shares not owned by the Company prior to the closing date of the tender offer. The results of operations for PRL Japan have already been consolidated by the Company as described further in Note 2 to the accompanying unaudited interim consolidated financial statements.

The Company does not expect the results of the Japanese Business Acquisitions to significantly contribute to its profitability until Fiscal 2009 primarily due to the dilutive effect of the non-cash costs associated with the allocation of a portion of the purchase price to inventory and certain intangible assets.

Acquisition of Small Leathergoods Business

On April 13, 2007, the Company acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., the Company’s licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. (the “Small Leathergoods Business Acquisition”). The assets acquired from Kellwood will be operated under the name of “Polo Ralph Lauren Leathergoods” and will allow the Company to further expand its accessories business. The acquisition cost was approximately $10 million. Kellwood has agreed to provide various transition services to the Company for a period of up to six months from the date of acquisition.

The results of operations for the Polo Ralph Lauren Leathergoods business have been consolidated in the Company’s results of operations commencing during the first quarter of Fiscal 2008.

Acquisition of RL Media Minority Interest

On March 28, 2007, the Company acquired the remaining 50% equity interest in RL Media formerly held by NBC-Lauren Media Holdings, Inc., a subsidiary wholly owned by the National Broadcasting Company, Inc. (“NBC”) (37.5%) and Value Vision Media, Inc. (“Value Vision”) (12.5%) (the “RL Media Minority Interest Acquisition”). RL Media conducts the Company’s e-commerce initiatives through the RalphLauren.com internet site and is consolidated by the Company as a wholly owned subsidiary. The acquisition cost was $175 million. In addition, Value Vision entered into a transition services agreement with the Company to provide order fulfillment and related services over a period of up to seventeen months from the date of the acquisition of the RL Media minority interest.

The Company expects the acquisition of the RL Media minority interest to have a dilutive effect on profitability in Fiscal 2008 due primarily to the non-cash costs associated with the allocation of a portion of the purchase price to inventory and certain intangible assets.

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

Also in Fiscal 2007, the Company announced plans to launch American Living, a new lifestyle brand created exclusively in the U.S. for J.C. Penney Company, Inc. (“JCPenney”) through its new Global Brand Concepts (“GBC”) group. The Company expects to incur certain start-up costs in Fiscal 2008 to support the launch of this new product line. However, the Company does not expect to generate significant sales in Fiscal 2008 as American Living products are not expected to be available for sale at JCPenney until February 2008.

See Note 5 to the accompanying unaudited interim consolidated financial statements for further discussion of the Company’s acquisitions and joint venture formed during the periods presented.

RESULTS OF OPERATIONS

Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	September 29,	September 30,
	2007	2006	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,299.1	$1,166.8	$132.3	11.3%
Cost of goods sold(a)	(603.9)	(534.2)	(69.7)	13.0%

Gross profit	695.2	632.6	62.6	9.9%
Gross profit as % of net revenues	53.5%	54.2%
Selling, general and administrative expenses(a)	(488.2)	(412.1)	(76.1)	18.5%
SG&A as % of net revenues	37.6%	35.3%
Amortization of intangible assets	(14.4)	(3.8)	(10.6)	278.9%
Restructuring charges	—	(1.8)	1.8	(100.0)%

Operating income	192.6	214.9	(22.3)	(10.4)%
Operating income as % of net revenues	14.8%	18.4%
Foreign currency gains (losses)	(0.9)	1.2	(2.1)	(175.0)%
Interest expense	(6.2)	(4.5)	(1.7)	37.8%
Interest income	5.5	4.7	0.8	17.0%
Equity in income (loss) of equity-method investees	(0.6)	0.9	(1.5)	(166.7)%
Minority interest expense	(0.1)	(3.6)	3.5	(97.2)%

Income before provision for income taxes	190.3	213.6	(23.3)	(10.9)%
Provision for income taxes	(75.0)	(76.6)	1.6	(2.1)%

Effective tax rate(b)	39.4%	35.9%
Net income	$115.3	$137.0	$(21.7)	(15.8)%

Net income per share — Basic	$1.12	$1.31	$(0.19)	(14.5)%

Net income per share — Diluted	$1.09	$1.28	$(0.19)	(14.8)%

(a)	Includes total depreciation expense of $37.1 million and $29.8 million for the three-month periods ended September 29, 2007 and September 30, 2006, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $132.3 million, or 11.3%, to $1.299 billion in the second quarter of Fiscal 2008 from $1.167 billion in the second quarter of Fiscal 2007. The increase was driven by a combination of organic growth, acquisitions and favorable foreign currency effects. Excluding the effect of acquisitions, net revenues increased by $79.5 million, or 6.8%. On a reported basis, wholesale revenues increased by $111.9 million. The increase was primarily a result of incremental revenues from the newly acquired Impact 21 and Small Leathergoods businesses and increased sales in our global menswear and womenswear product lines, primarily driven by strong performance in Europe. The increase in net revenues also was driven by an increase of $29.4 million in our Retail segment revenues as a result of an increase in comparable global retail store sales, continued store expansion and growth in RalphLauren.com sales. The increase in net revenues was partially offset by a decrease of $9.0 million in licensing revenue, primarily due to a decrease in international licensing royalties as a result of the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment. Net revenues for our three business segments are provided below:

	Three Months Ended
	September 29,	September 30,
	2007	2006	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$771.8	$659.9	$111.9	17.0%
Retail	474.0	444.6	29.4	6.6%
Licensing	53.3	62.3	(9.0)	(14.4)%

Total net revenues	$1,299.1	$1,166.8	$132.3	11.3%

Wholesale net sales — The net increase primarily reflects:

•	the inclusion of $63 million of revenues from the newly acquired Impact 21 and Small Leathergoods businesses, net of intercompany eliminations;

•	a $32 million aggregate net increase in our global menswear and womenswear businesses. This increase was primarily driven by strong growth in Europe, as well as an increase in our Chaps for women product line. These increases were offset in part by higher markdown reserve requirements and net declines in our childrenswear business; and

•	a $17 million increase in revenues due to a favorable foreign currency effect, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar in the second quarter of Fiscal 2008.

Retail net sales — For purposes of the discussion of retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their location or newly renovated state for at least one full fiscal year. Comparable store sales information includes both Ralph Lauren and Club Monaco stores.

The increase in retail net sales primarily reflects:

•	an $18 million aggregate net increase in comparable full-price and factory store sales on a global basis. This increase was due to an overall 4.5% increase in total comparable store sales driven by a 5.0% increase in comparable full-price Ralph Lauren store sales, a 5.5% increase in comparable full-price Club Monaco store sales, and a 4.2% increase in comparable factory store sales. Excluding a net aggregate favorable $4 million effect on revenues from foreign currency exchange rates, total comparable store sales increased 3.5%, comparable full-price Ralph Lauren store sales increased 3.4%, comparable full-price Club Monaco store sales increased 5.5%, and comparable factory store sales increased 3.3%;

•	a $5 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in global store count of 2 stores, to a total of 302 stores, compared to the Fiscal 2007 second quarter. The net increase in store count was primarily due to several new openings of full-price stores, partially offset by the closure of certain Club Monaco Caban and factory stores during the past twelve months; and

•	a $6 million increase in sales at RalphLauren.com.

Licensing revenue — The net decrease primarily reflects:

•	a $10 million net decrease in international licensing royalties, primarily due to the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment; and

•	a $1 million net increase in domestic licensing royalties, primarily due to an increase in eyewear-related royalties as a result of the licensing agreement entered into with Luxottica, which took effect on January 1,

2007, as well as an increase in fragrance-related royalties. The increase was partially offset by a decrease in Home licensing royalties.

Cost of Goods Sold.  Cost of goods sold increased by $69.7 million, or 13.0%, to $603.9 million in the second quarter of Fiscal 2008 from $534.2 million in the second quarter of Fiscal 2007. Cost of goods sold expressed as a percentage of net revenues increased to 46.5% for the three months ended September 29, 2007 from 45.8% for the three months ended September 30, 2006, primarily due to the effect of purchase accounting associated with the RL Media Minority Interest Acquisition and the Japanese Business Acquisitions.

Gross Profit.  Gross profit increased by $62.6 million, or 9.9%, to $695.2 million in the second quarter of Fiscal 2008 from $632.6 million in the second quarter of Fiscal 2007. Gross profit as a percentage of net revenues decreased by 70 basis points to 53.5% for the three months ended September 29, 2007 from 54.2% for the three months ended September 30, 2006, primarily due to the effect of purchase accounting associated with the acquisitions. Excluding the effect of acquisitions, gross profit increased by $48.2 million, or 7.6%, and gross profit as a percentage of net revenues increased 40 basis points for the three months ended September 29, 2007. The increase in gross profit as a percentage of net revenues was primarily due to improved performance in our European wholesale operations, offset in part by higher markdown activity.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $76.1 million, or 18.5%, to $488.2 million in the second quarter of Fiscal 2008 from $412.1 million in the second quarter of Fiscal 2007. SG&A expenses as a percent of net revenues increased to 37.6% for the three months ended September 29, 2007 from 35.3% for the three months ended September 30, 2006. The net 230 basis point increase was primarily associated with operating expenses at the Company’s newly acquired businesses and certain costs related to new business launches. The $76.1 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $20 million for our newly acquired Impact 21 and Small Leathergoods businesses, including costs incurred pursuant to transition service arrangements;

•	higher stock-based compensation expense of approximately $8 million primarily due to an increase in the Company’s share price as of the date of its annual equity award grant in the second quarter of Fiscal 2008 compared to the share price as of the comparable grant date in Fiscal 2007;

•	higher compensation-related expenses (excluding stock-based compensation) of approximately $19 million, principally relating to increased selling costs associated with higher retail and wholesale sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands;

•	an approximate $9 million increase in facilities costs to support the ongoing global growth of our businesses; and

•	an approximate $7 million increase in SG&A expenses due to unfavorable foreign currency effects, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar in the second quarter of Fiscal 2008.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $10.6 million, to $14.4 million in the second quarter of Fiscal 2008 from $3.8 million in the second quarter of Fiscal 2007. The net increase was primarily due to the amortization of intangible assets acquired in connection with the Company’s recent acquisitions. See “Recent Developments” for further discussion of the acquisitions.

Restructuring Charges.  Restructuring charges of $1.8 million were recognized during the second quarter of Fiscal 2007 associated with the Club Monaco retail business. No significant restructuring charges were recognized in the second quarter of Fiscal 2008. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion.

Operating Income.  Operating income decreased by $22.3 million, or 10.4%, to $192.6 million in the second quarter of Fiscal 2008 from $214.9 million in the second quarter of Fiscal 2007. Operating income as a percentage of revenue decreased 360 basis points, to 14.8% for the three months ended September 29, 2007 from 18.4% for the three months ended September 30, 2006 primarily due to the effect of purchase accounting relating to the acquisitions. Excluding the effect of acquisitions, operating income decreased by $4.5 million, or 2.1%, and operating income as a percentage of net revenues decreased 150 basis points during the three months ended September 29, 2007. The decrease in operating income as a percentage of net revenues primarily reflected the increase in SG&A expenses due to business expansion, partially offset by an increase in gross profit margin as discussed above.

Operating income as reported for our three business segments is provided below:

	Three Months Ended
	September 29,	September 30,
	2007	2006	$ Change	% Change
	(millions)

Operating Income:
Wholesale	$175.6	$157.3	$18.3	11.6%
Retail	52.4	66.8	(14.4)	(21.6)%
Licensing	22.7	37.5	(14.8)	(39.5)%

	250.7	261.6	(10.9)	(4.2)%
Less:
Unallocated corporate expenses	(58.1)	(44.9)	(13.2)	29.4%
Unallocated restructuring charges	—	(1.8)	1.8	(100.0)%

Total operating income	$192.6	$214.9	$(22.3)	(10.4)%

Wholesale operating income increased by $18.3 million including the favorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effect of these acquisitions, wholesale operating income increased by $15.8 million primarily as a result of increased net sales and improved gross margin rates in certain product lines. The increase was partially offset by higher SG&A expenses in support of new product lines.

Retail operating income decreased by $14.4 million, including the unfavorable effects from purchase accounting related to the RL Media Minority Interest Acquisition. Excluding the effect of the acquisition, retail operating income decreased by $9.6 million primarily as a result of an increase in occupancy costs principally related to worldwide store expansion as we continue to develop and invest in our existing retail concepts and formats. The decrease also reflected an increase in selling-related salaries and associated costs, as well as increased fulfillment costs associated with higher sales at RalphLauren.com.

Licensing operating income decreased by $14.8 million, including the unfavorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effect of these acquisitions, licensing operating income increased by $0.7 million primarily due to an increase in eyewear-related royalties as a result of the licensing agreement entered into with Luxottica, which took effect on January 1, 2007, as well as an increase in fragrance-related royalties. The increase was partially offset by a decrease in Home licensing royalty income.

Unallocated corporate expenses increased by $13.2 million, primarily as a result of increases in brand-related marketing costs, including costs associated with various events related to the Company’s 40th Anniversary, and compensation-related and facilities costs to support the ongoing growth of our businesses. The increase in compensation-related costs includes higher stock-based compensation expense primarily due to the increase in the Company’s share price, as previously discussed under SG&A expenses.

Unallocated restructuring charges amounted to $1.8 million in the second quarter of Fiscal 2007 and were associated with the Club Monaco retail business. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion. No significant restructuring charges were recognized in the second quarter of Fiscal 2008.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $0.9 million in the second quarter of Fiscal 2008, compared to a gain of $1.2 million in the second quarter of Fiscal 2007. Foreign currency losses increased compared to the prior period primarily due to the timing of the settlement of third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing cost of our outstanding debt, including amortization of debt issuance costs and the loss (gain) on interest rate swap hedging contracts, if any. Interest expense increased by $1.7 million to $6.2 million in the second quarter of Fiscal 2008 from $4.5 million in the second quarter of Fiscal 2007. The increase is primarily due to additional borrowings of ¥20.5 billion (approximately $178 million as of September 29, 2007) undertaken during the first quarter of Fiscal 2008 in connection with the Japanese Business Acquisitions (see “Debt and Covenant Compliance” for further discussion of these borrowings), as well as the higher principal amount of our outstanding Euro denominated debt.

Interest Income.  Interest income increased by $0.8 million to $5.5 million in the second quarter of Fiscal 2008 from $4.7 million in the second quarter of Fiscal 2007. This increase was primarily driven by higher average interest rates and higher balances on our invested excess cash, partially related to the inclusion of Impact 21’s cash on-hand acquired in connection with the Japanese Business Acquisitions.

Equity in Income (Loss) of Equity-Method Investees.  Equity in loss of equity-method investees was $0.6 million in the second quarter of Fiscal 2008. This loss related to certain start-up costs associated with the recently formed joint venture, RL Watch Company, which the Company accounts for under the equity method of accounting. Equity in income of equity-method investees was $0.9 million in the second quarter of Fiscal 2007. This income related to Impact 21, which was previously accounted for as an equity-method investment. In May 2007, the Company acquired the outstanding shares of Impact 21 that it did not previously own in a cash tender offer, thereby increasing its ownership in Impact 21 to approximately 97%. The results of operations for Impact 21 have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, no equity income related to Impact 21 was recorded in the second quarter of Fiscal 2008. See “Recent Developments” for further discussion of the Company’s Impact 21 Acquisition.

Minority Interest Expense.  Minority interest expense decreased by $3.5 million, to $0.1 million in the second quarter of Fiscal 2008 from $3.6 million in the second quarter of Fiscal 2007. The decrease is related to the Company’s acquisition of the remaining 50% interest in RL Media held by the minority partners in March 2007 and the remaining 50% interest in PRL Japan in May 2007. Minority interest expense for the second quarter of Fiscal 2008 solely represents the allocation of Impact 21’s net income to the holders of the remaining approximate 3% interest not owned by the Company as of the respective quarter-end. See “Recent Developments” for further discussion of the Company’s acquisitions.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $1.6 million, or 2.1%, to $75.0 million in the second quarter of Fiscal 2008 from $76.6 million in the second quarter of Fiscal 2007. This decrease was primarily due to a decrease in pre-tax income during the second quarter of Fiscal 2008 compared to the second quarter of Fiscal 2007. The decrease was partially offset by an increase in our reported effective tax rate of 350 basis points, to 39.4% for the three months ended September 29, 2007 from 35.9% for the three months ended September 30, 2006. The higher effective tax rate is primarily due to the impact of applying FIN 48 (as further defined and discussed in Note 4 to the accompanying unaudited interim consolidated financial statements), an increase in state taxes due to a change in the mix of earnings, and certain higher, non-deductible expenses under § 162(m) of the Internal Revenue Code. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change on an annual and quarterly basis based on non-recurring and recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies. See “Critical Accounting Policies” for a discussion on the accounting for uncertain tax positions and the Company’s adoption of FIN 48 as of the beginning of Fiscal 2008.

Net Income.  Net income decreased by $21.7 million, or 15.8%, to $115.3 million in the second quarter of Fiscal 2008 from $137.0 million in the second quarter of Fiscal 2007. The decrease in net income principally related to our $22.3 million decrease in operating income. Contributing to the decrease was a net dilutive effect related to the Company’s recent acquisitions, including approximately $20 million of non-cash amortization of intangible assets and inventory, and the adoption of FIN 48. See “Recent Developments” for further discussion of the Company’s acquisitions.

Net Income Per Diluted Share.  Net income per diluted share decreased by $0.19, or 14.8%, to $1.09 per share in the second quarter of Fiscal 2008 from $1.28 per share in the second quarter of Fiscal 2007. The decrease in diluted per share results was primarily due to a net dilutive effect related to the Company’s recent acquisitions and the adoption of FIN 48 and the lower level of net income, partially offset by lower weighted-average diluted shares outstanding for the three months ended September 29, 2007.

Six Months Ended September 29, 2007 Compared to Six Months Ended September 30, 2006

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Six Months Ended
	September 29,	September 30,
	2007	2006	$ Change	% Change
	(millions, except per share data)

Net revenues	$2,369.4	$2,120.4	$249.0	11.7%
Cost of goods sold(a)	(1,082.2)	(956.3)	(125.9)	13.2%

Gross profit	1,287.2	1,164.1	123.1	10.6%
Gross profit as % of net revenues	54.3%	54.9%
Selling, general and administrative expenses(a)	(926.7)	(802.4)	(124.3)	15.5%
SG&A as % of net revenues	39.1%	37.8%
Amortization of intangible assets	(22.1)	(9.4)	(12.7)	135.1%
Restructuring charges	—	(4.0)	4.0	(100.0)%

Operating income	338.4	348.3	(9.9)	(2.8)%
Operating income as % of net revenues	14.3%	16.4%
Foreign currency gains (losses)	(2.2)	0.1	(2.3)	(2,300.0)%
Interest expense	(12.0)	(8.9)	(3.1)	34.8%
Interest income	13.7	8.5	5.2	61.2%
Equity in income (loss) of equity-method investees	(0.6)	1.7	(2.3)	(135.3)%
Minority interest expense	(1.9)	(7.6)	5.7	(75.0)%

Income before provision for income taxes	335.4	342.1	(6.7)	(2.0)%
Provision for income taxes	(131.8)	(124.9)	(6.9)	5.5%

Effective tax rate(b)	39.3%	36.5%
Net income	$203.6	$217.2	$(13.6)	(6.3)%

Net income per share — Basic	$1.97	$2.07	$(0.10)	(4.8)%

Net income per share — Diluted	$1.92	$2.02	$(0.10)	(5.0)%

(a)	Includes total depreciation expense of $72.5 million and $62.0 million for the six-month periods ended September 29, 2007 and September 30, 2006, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $249.0 million, or 11.7%, to $2.369 billion during the six months ended September 29, 2007 from $2.120 billion during the six months ended September 30, 2006. The increase was driven by a combination of organic growth, acquisitions and favorable foreign currency effects. Excluding the effect of acquisitions, net revenues increased by $149.6 million, or 7.1%. On a reported basis, wholesale revenues increased by $194.7 million. The increase was primarily a result of incremental revenues from the newly acquired Impact 21 and Small Leathergoods businesses and increased sales in our global menswear and womenswear product lines, primarily driven by strong performance in Europe. The increase in net revenues also was driven by an increase of $67.3 million in our Retail segment revenues as a result of an increase in comparable global retail store sales, continued store expansion and growth in RalphLauren.com sales. The increase in net revenues was partially offset by a decrease of $13.0 million in licensing revenue, primarily due to a decrease in home and international licensing royalties. International licensing royalties declined due to the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment. Net revenues for our three business segments are provided below:

	Six Months Ended
	September 29,	September 30,
	2007	2006	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$1,345.8	$1,151.1	$194.7	16.9%
Retail	924.0	856.7	67.3	7.9%
Licensing	99.6	112.6	(13.0)	(11.5)%

Total net revenues	$2,369.4	$2,120.4	$249.0	11.7%

Wholesale net sales — The net increase primarily reflects:

•	the inclusion of $119 million of revenues from the newly acquired Impact 21 and Small Leathergoods businesses, net of intercompany eliminations;

•	a $52 million aggregate net increase in our global menswear and womenswear businesses. This increase was primarily driven by strong performance in Europe, as well as overall growth in our domestic menswear, Lauren and Chaps product lines. These increases were offset in part by a net decline in our global childrenswear business and higher markdown reserve requirements; and

•	a $23 million increase in revenues due to a favorable foreign currency effect, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar during the six months ended September 29, 2007.

Retail net sales — The net increase primarily reflects:

•	a $47 million aggregate net increase in comparable full-price and factory store sales on a global basis. This increase was due to an overall 6.3% increase in total comparable store sales driven by a 7.5% increase in comparable full-price Ralph Lauren store sales, a 6.8% increase in comparable full-price Club Monaco store sales, and a 5.7% increase in comparable factory store sales. Excluding a net aggregate favorable $10 million effect on revenues from foreign currency exchange rates, total comparable store sales increased 4.9%, comparable full-price Ralph Lauren store sales increased 5.7%, comparable full-price Club Monaco store sales increased 6.8%, and comparable factory store sales increased 4.4%;

•	a $8 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in global store count of 2 stores, to a total of 302 stores, compared to the six months ended September 30, 2006. The net increase in store count was primarily due to several new openings of full-price stores, partially offset by the closure of certain Club Monaco Caban and factory stores and Polo Jeans factory stores during the past twelve months; and

•	a $12 million increase in sales at RalphLauren.com.

Licensing revenue — The net decrease primarily reflects:

•	a $12 million net decrease in international licensing royalties, primarily due to the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment; and

•	a $1 million net decrease in domestic licensing royalties, primarily due to a decrease in Home licensing royalties, partially offset by an increase in eyewear-related royalties as a result of the licensing agreement entered into with Luxottica, which took effect on January 1, 2007.

Cost of Goods Sold.  Cost of goods sold increased by $125.9 million, or 13.2%, to $1.082 billion during the six months ended September 29, 2007 from $956.3 million during the six months ended September 30, 2006. Cost of goods sold expressed as a percentage of net revenues increased to 45.7% for the six months ended September 29, 2007 from 45.1% for the six months ended September 30, 2006, primarily due to the effect of purchase accounting associated with the RL Media Minority Interest Acquisition and the Japanese Business Acquisitions.

Gross Profit.  Gross profit increased by $123.1 million, or 10.6%, to $1.287 billion during the six months ended September 29, 2007 from $1.164 billion during the six months ended September 30, 2006. Gross profit as a percentage of net revenues decreased by 60 basis points to 54.3% for the six months ended September 29, 2007 from 54.9% for the six months ended September 30, 2006, primarily due to the effect of purchase accounting associated with the acquisitions. Excluding the effect of acquisitions, gross profit increased by $94.3 million, or 8.1%, and gross profit as a percentage of net revenues increased 50 basis points for the six months ended September 29, 2007. The increase in gross profit as a percentage of net revenues was primarily due to improved performance in our European wholesale operations, offset in part by higher markdown activity.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $124.3 million, or 15.5%, to $926.7 million during the six months ended September 29, 2007 from $802.4 million during the six months ended September 30, 2006. SG&A expenses as a percent of net revenues increased to 39.1% for the six months ended September 29, 2007 from 37.8% for the six months ended September 30, 2006. The net 130 basis point increase was primarily associated with operating expenses at the Company’s newly acquired businesses and certain costs related to new business launches. The $124.3 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $38 million for our newly acquired Impact 21 and Small Leathergoods businesses, including costs incurred pursuant to transition service arrangements;

•	higher stock-based compensation expense of approximately $10 million primarily due to an increase in the Company’s share price as of the date of its annual equity award grant in the second quarter of Fiscal 2008 compared to the share price as of the comparable grant date in Fiscal 2007;

•	higher compensation-related expenses (excluding stock-based compensation) of approximately $31 million, principally relating to increased selling costs associated with higher retail and wholesale sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands;

•	an approximate $15 million increase in facilities costs to support the ongoing global growth of our businesses; and

•	an approximate $14 million increase in SG&A expenses due to unfavorable foreign currency effects, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar during the six months ended September 29, 2007.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $12.7 million, to $22.1 million during the six months ended September 29, 2007 from $9.4 million during the six months ended September 30, 2006. The net increase was primarily due to the amortization of intangible assets acquired in connection with the Company’s recent acquisitions. See “Recent Developments” for further discussion of the acquisitions.

Restructuring Charges.  Restructuring charges of $4.0 million were recognized during the six months ended September 30, 2006 associated with the Club Monaco retail business. No significant restructuring charges were recognized during the six months ended September 29, 2007. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion.

Operating Income.  Operating income decreased by $9.9 million, or 2.8%, to $338.4 million during the six months ended September 29, 2007 from $348.3 million during the six months ended September 30, 2006. Operating income as a percentage of revenue decreased 210 basis points, to 14.3% for the six months ended September 29, 2007 from 16.4% for the six months ended September 30, 2006 primarily due to the effect of purchase accounting relating to the acquisitions. Excluding the effect of acquisitions, operating income increased by $16.1 million, or 4.6%, while operating income as a percentage of net revenues decreased 30 basis points during the six months ended September 29, 2007. The decrease in operating income as a percentage of net revenues primarily reflected the increase in SG&A expenses due to business expansion, partially offset by an increase in gross profit margin as discussed above.

Operating income as reported for our three business segments is provided below:

	Six Months Ended
	September 29,	September 30,
	2007	2006	$ Change	% Change
	(millions)

Operating Income:
Wholesale	$283.4	$247.6	$35.8	14.5%
Retail	115.9	131.4	(15.5)	(11.8)%
Licensing	44.6	63.9	(19.3)	(30.2)%

	443.9	442.9	1.0	0.2%
Less:
Unallocated corporate expenses	(105.5)	(90.6)	(14.9)	16.4%
Unallocated restructuring charges	—	(4.0)	4.0	(100.0)%

Total operating income	$338.4	$348.3	$(9.9)	(2.8)%

Wholesale operating income increased by $35.8 million, including the favorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effect of these acquisitions, wholesale operating income increased by $25.6 million primarily as a result of increased net sales and improved gross margin rates in certain product lines. The increase was partially offset by higher SG&A expenses in support of our new product lines.

Retail operating income decreased by $15.5 million, including the unfavorable effects from purchase accounting related to the RL Media Minority Interest Acquisition. Excluding the effect of the acquisition, retail operating income decreased by $6.1 million primarily as a result of an increase in occupancy costs principally related to worldwide store expansion as we continue to develop and invest in our existing retail concepts and formats. The decrease also reflected an increase in selling-related salaries and associated costs, as well as increased fulfillment costs associated with higher sales at RalphLauren.com.

Licensing operating income decreased by $19.3 million, including the unfavorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effect of these acquisitions, licensing operating income increased by $7.3 million primarily due to an increase in eyewear-related royalties. The increase was partially offset by a decrease in Home licensing royalty income.

Unallocated corporate expenses increased by $14.9 million, primarily as a result of increases in brand-related marketing costs, including costs associated with various events related to the Company’s 40th Anniversary, and compensation-related and facilities costs to support the ongoing growth of our businesses. The increase in compensation-related costs includes higher stock-based compensation expense primarily due to the increase in the Company’s share price, as previously discussed under SG&A expenses.

Unallocated restructuring charges amounted to $4.0 million for the six months ended September 30, 2006 and were associated with the Club Monaco retail business. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion. No significant restructuring charges were recognized for the six months ended September 29, 2007.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $2.2 million for the six months ended September 29, 2007, compared to a gain of $0.1 million for the six months ended September 30, 2006. Foreign currency losses increased compared to the prior period primarily due to a $1.6 million write-off of foreign currency option contracts, entered into to manage certain foreign currency exposures associated with the Japanese Business Acquisitions, which expired unexercised. Foreign currency losses also increased due to the timing of the settlement of third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing cost of our outstanding debt, including amortization of debt issuance costs and the loss (gain) on interest rate swap hedging contracts, if any. Interest expense increased by $3.1 million to $12.0 million for the six months ended September 29, 2007 from $8.9 million for the six months ended September 30, 2006. The increase is primarily due to additional borrowings undertaken during the first quarter of Fiscal 2008 in connection with the Japanese Business Acquisitions (see “Debt and Covenant Compliance” for further discussion), as well as the higher principal amount of our outstanding Euro denominated debt.

Interest Income.  Interest income increased by $5.2 million, to $13.7 million for the six months ended September 29, 2007 from $8.5 million for the six months ended September 30, 2006. This increase was primarily driven by higher average interest rates and higher balances on our invested excess cash, partially related to the inclusion of Impact 21’s cash on-hand acquired in connection with the Japanese Business Acquisitions.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $0.6 million for the six months ended September 29, 2007 related to certain start-up costs associated with the recently formed joint venture, RL Watch Company. The equity in income of equity-method investees of $1.7 million for the six months ended September 30, 2006 related to Impact 21, which was previously accounted for as an equity-method investment. The results of operations for Impact 21 have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, no equity income related to Impact 21 was recorded during the six months ended September 29, 2007. See “Recent Developments” for further discussion of the Company’s Impact 21 Acquisition.

Minority Interest Expense.  Minority interest expense decreased by $5.7 million, to $1.9 million during the six months ended September 29, 2007 from $7.6 million during the six months ended September 30, 2006. The decrease is related to the Company’s acquisition of the remaining 50% interests in RL Media and PRL Japan. This decrease was partially offset by an increase related to the allocation of Impact 21’s net income to the holders of the approximate 80% interest not owned by the Company prior to the closing date of the related tender offer and to the holders of the remaining approximate 3% interest not owned by the Company as of the end of the second quarter of Fiscal 2008. See “Recent Developments” for further discussion of the Company’s acquisitions.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $6.9 million, or 5.5%, to $131.8 million during the six months ended September 29, 2007 from $124.9 million during the six months ended September 30, 2006. This increase was primarily due to an increase in our reported effective tax rate of 280 basis points, to 39.3% for the six months ended September 29, 2007 from 36.5% for the six months ended September 30, 2006. The increase was partially offset by a decrease in pre-tax income during the six months ended September 29, 2007 compared to the six months ended September 30, 2006. The higher effective tax rate is primarily due to the impact of applying FIN 48 (as further defined and discussed in Note 4 to the accompanying unaudited interim consolidated financial statements), an increase in state taxes due to a change in the mix of earnings, and certain higher, non-deductible expenses under § 162(m) of the Internal Revenue Code. See “Critical Accounting Policies” for a discussion on the accounting for uncertain tax positions and the Company’s adoption of FIN 48 as of the beginning of Fiscal 2008.

Net Income.  Net income decreased by $13.6 million, or 6.3%, to $203.6 million for the six months ended September 29, 2007 from $217.2 million for the six months ended September 30, 2006. The decrease in net income principally related to our $9.9 million decrease in operating income and $6.9 million increase in our provision for income taxes. This decrease was partially offset by an increase in net interest income of $2.1 million, as previously discussed. Contributing to the decrease was a net dilutive effect related to the Company’s recent acquisitions, including approximately $29 million of non-cash amortization of intangible assets and inventory, and the adoption of FIN 48. See “Recent Developments” for further discussion of the Company’s acquisitions.

Net Income Per Diluted Share.  Net income per diluted share decreased by $0.10, or 5.0%, to $1.92 per share for the six months ended September 29, 2007 from $2.02 per share for the six months ended September 30, 2006. The decrease in diluted per share results was primarily due to a net dilutive effect related to the Company’s recent acquisitions and the adoption of FIN 48 and the lower level of net income, partially offset by lower weighted-average diluted shares outstanding for the six months ended September 29, 2007.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	September 29,	March 31,
	2007	2007	$ Change
	(millions)

Cash and cash equivalents	$473.0	$563.9	$(90.9)
Current maturities of debt	(178.2)	—	(178.2)
Long-term debt	(424.4)	(398.8)	(25.6)

Net cash (debt)(a)	$(129.6)	$165.1	$(294.7)

Stockholders’ equity	$2,242.8	$2,334.9	$(92.1)

(a)	“Net cash” is defined as total cash and cash equivalents less total debt and “net debt” is defined as total debt less total cash and cash equivalents.

The decrease in the Company’s net cash position to a net debt position during the six months ended September 29, 2007 is primarily due to the Japanese Business Acquisitions, net of cash acquired, and the Company’s increased share repurchase activity. As part of the Japanese Business Acquisitions, the Company borrowed ¥20.5 billion (approximately $178 million as of September 29, 2007) under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company used the proceeds from these borrowings and available cash-on hand to fund the Japanese Business Acquisitions. In addition, the Company spent $93.1 million for capital expenditures and used $270.0 million to repurchase 3.0 million shares of Class A common stock. The net decrease was partially offset by inclusion of approximately $200 million of Impact 21’s cash on-hand acquired in connection with the Japanese Business Acquisitions. The decrease in stockholders’ equity is primarily due to an increase in treasury stock as a result of the Company’s common stock repurchase program and a reduction in retained earnings of $62.5 million in connection with the adoption of FIN 48.

Cash Flows

	Six Months Ended
	September 29,	September 30,
	2007	2006	$ Change
	(millions)

Net cash provided by operating activities	$254.2	$256.6	$(2.4)
Net cash used in investing activities	(288.3)	(117.3)	(171.0)
Net cash used in financing activities	(76.5)	(108.7)	32.2
Effect of exchange rate changes on cash and cash equivalents	19.7	4.7	15.0

Net increase (decrease) in cash and cash equivalents	$(90.9)	$35.3	$(126.2)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased to $254.2 million during the six months ended September 29, 2007, compared to $256.6 million for the six months ended September 30, 2006. This $2.4 million net decrease in operating cash flow was driven primarily by the decrease in net income, as well as a net increase in working capital needs to support the overall growth of the business during the six months ended September 29, 2007. This increase in working capital requirements was primarily due to higher tax payments, offset in part by lower inventory requirements.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $288.3 million for the six months ended September 29, 2007, as compared to $117.3 million for the six months ended September 30, 2006. The net increase in cash used in investing activities was primarily due to acquisition-related activities. During the first half of Fiscal 2008, the Company used $181.7 million principally to fund the Japanese Business Acquisitions, net of cash acquired, and the Small Leathergoods Business Acquisition. There were no significant acquisition-related activities during the first half of Fiscal 2007. In addition, net cash used in investing activities for the six months ended September 29, 2007 included $93.1 million relating to capital expenditures, as compared to $63.6 million for the six months ended September 30, 2006. The increase in capital expenditures is primarily associated with retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure, including showrooms related to our new businesses.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $76.5 million for the six months ended September 29, 2007, as compared to $108.7 million for the six months ended September 30, 2006. The decrease in net cash used in financing activities principally related to the receipt of proceeds from borrowings of ¥20.5 billion (approximately $169 million as of the borrowing date) under a one-year term loan agreement in connection with the Japanese Business Acquisitions. The decrease in net cash used in financing activities was also due to an increase in the excess tax benefits from stock-based compensation arrangements to $29.5 million in the first half of Fiscal 2008 from $12.9 million in the first half of Fiscal 2007. The decrease in net cash used in financing activities was partially offset by increased repurchases of Class A common stock pursuant to the Company’s common stock repurchase program. Approximately 3.0 million shares of Class A common stock at a cost of $270.0 million were repurchased during the six months ended September 29, 2007, as compared to approximately 2.2 million shares of Class A common stock at a cost of $129.6 million during the six months ended September 30, 2006.

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

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no revolving credit borrowings outstanding under its credit facility as of September 29, 2007. However, as discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development.

In May 2007, the Company completed the Japanese Business Acquisitions. These transactions were funded with available cash on-hand and ¥20.5 billion (approximately $178 million as of September 29, 2007) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility (the “Term Loan”). Borrowings under the Term Loan bear interest at a fixed rate of 1.2%. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan in May 2008.

The Company expects to repay the borrowing by its maturity date using a portion of Impact 21’s cash on-hand, which approximated $200 million as of the end of the first half of Fiscal 2008.

Common Stock Repurchase Program

In August 2007, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allowed the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the six months ended September 29, 2007, 3.6 million shares of Class A common stock were repurchased at a cost of $320 million under the expanded and pre-existing programs, including $50 million (0.6 million shares) that was traded prior to the end of the period for which settlement occurred in October 2007. The remaining availability under the common stock repurchase program was approximately $298 million as of September 29, 2007.

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

The Company declared a quarterly dividend of $0.05 per outstanding share in the second quarter of both Fiscal 2008 and Fiscal 2007. The aggregate amount of dividend payments was $10.3 million during the six months ended September 29, 2007, compared to $10.5 million during the six months ended September 30, 2006.

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

As of September 29, 2007, the carrying value of the 2006 Euro Debt was $424.4 million, compared to $398.8 million as of March 31, 2007. Refer to Note 10 to the accompanying unaudited interim consolidated financial statements for discussion of the designation of the Company’s 2006 Euro Debt as a hedge of its net investment in certain of its European subsidiaries.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of September 29, 2007, there were no revolving credit borrowings outstanding under the Credit Facility, but the Company was contingently liable for $28.9 million of outstanding letters of credit (primarily relating to inventory purchase commitments). In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of a ¥20.5 billion loan equal to approximately $178 million as of September 29, 2007. The Term Loan was made to Polo JP Acqui B.V., a wholly owned subsidiary of the Company, and is guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The Term Loan is in addition to the revolving line of credit previously available under the Credit Facility. The proceeds of the Term Loan have been used to finance the Japanese Business Acquisitions. Borrowings under the Term Loan bear interest at a fixed rate of 1.2%. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan in May 2008. The Company expects to repay the borrowing by its maturity date using a portion of Impact 21’s cash on-hand, which approximated $200 million as of the end of the second quarter of Fiscal 2008. See “Recent Developments” for further discussion of the Japanese Business Acquisitions.

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

As of September 29, 2007, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 13 of the Fiscal 2007 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

Contractual and Other Obligations

A significant change in the Company’s contingent obligations as of September 29, 2007 related to the liability for unrecognized tax benefits of $191.1 million recognized as a result of the adoption of FIN 48.

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

On April 2, 2007, the Company entered into a forward foreign exchange contract for the right to purchase €13.5 million at a fixed rate. This contract hedged the foreign currency exposure related to the annual Euro interest payment due on October 4, 2007 for Fiscal 2008 in connection with the Company’s outstanding 2006 Euro Debt. In accordance with FAS 133, the contract has been designated as a cash flow hedge. Since neither the critical terms of the hedge contract or the underlying exposure have changed, as permitted by FAS 133, the related gains of $0.9 million have been reclassified from stockholders’ equity to earnings to offset the related transaction loss arising from the remeasurement of the associated foreign-currency-denominated accrued interest liability during the six months ended September 29, 2007.

In addition, during the first quarter of Fiscal 2008, the Company entered into foreign currency option contracts with a notional value of $159 million giving the Company the right, but not the obligation, to purchase foreign currencies at fixed rates by May 23, 2007. These contracts hedged the majority of the foreign currency exposure related to the financing of the Japanese Business Acquisitions, but did not qualify under FAS 133 for hedge accounting treatment. The Company did not exercise any of the contracts and, as a result, recognized a loss of $1.6 million during the first quarter of Fiscal 2008.

As of September 29, 2007, other than the aforementioned foreign exchange contracts executed during the first half of Fiscal 2008, there have been no other significant changes in the Company’s interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures. While the U.S. dollar has weakened significantly against most other major currencies since the end of Fiscal 2007, the Company’s exposure to these changes has been largely mitigated by its hedging programs.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2007 10-K. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of the Company’s critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2007 10-K. The following discussion only is intended to update the Company’s critical accounting policies for any significant changes in policy implemented during Fiscal 2008.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of April 1, 2007, the Company adopted the provisions of FIN 48 and changed its policy related to the accounting for income tax contingencies. See Note 4 to the accompanying unaudited interim consolidated financial statements for further discussion of the cumulative effect of this accounting change.

Beginning April 1, 2007, if the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the largest amount that is greater than 50 percent likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.

If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not; if the statute of limitations expires; or if there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.

Uncertain tax positions are classified as current only when the Company expects to pay cash within the next 12 months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s statement of operations and are classified on the balance sheet with the related liability for unrecognized tax benefits.

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

As of September 29, 2007, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 29, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the first quarter of Fiscal 2008, the Company acquired control of certain of its Japanese businesses that were formerly conducted under pre-existing licensed arrangements. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (as further defined and discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). The Company is currently in the process of evaluating Impact 21’s internal controls. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company anticipates that Impact 21 will be excluded from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of March 29, 2008. In the aggregate, Impact 21 represented 13.2% of the total consolidated assets (including purchase accounting allocations), 4.8% of total consolidated revenues and 4.3% of total consolidated operating income of the Company as of and for the six months ended September 29, 2007.

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

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. While the investigation of the alleged Club Monaco compromise is ongoing, the evidence to-date indicates that only numerical credit card data may have been accessed and not customer names or contact information. As of the end of Fiscal 2007, the Company had recorded a total reserve of $5 million for this matter based on its best estimate of exposure at that time. The ultimate resolution of these claims is not expected to have a material adverse effect on the Company’s liquidity or financial position.

The Company is cooperating with law enforcement authorities in both the U.S. and Canada in their investigations of these matters.

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court for the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. We believe this lawsuit to be without merit, and moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. A hearing on these motions occurred on November 1, 2007. The judge presiding in this case is expected to provide a written ruling with respect to this summary judgment hearing in the next several months. A trial date is not yet set but the Company does not currently anticipate that a trial will occur prior to calendar 2008, if at all. We intend to continue to contest this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendants’ marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, we filed an appeal of the judge’s decision to deny our motion for a new trial to the U.S. Court of Appeals for the Second Circuit. An oral argument with respect to the Company’s appeal is scheduled to be held on November 15, 2007.

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

On August 21, 2007, eleven former and current employees of our Club Monaco stores in California filed a lawsuit in Los Angeles Superior Court alleging similar claims as the Club Monaco action in San Francisco. The complaint seeks an unspecified amount of compensatory damages, attorney’s fees and punitive damages. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

Our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business, our operating results, or our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended September 29, 2007:

					Maximum Number
					(or Approximate
					Dollar Value)
				Total Number of	of Shares That
			Average	Shares Purchased	May Yet be
			Price	as Part of Publicly	Purchased Under
	Total Number of		Paid per	Announced Plans	the Plans
	Shares Purchased(1)		Share	or Programs	or Programs
					(millions)

July 1, 2007 to July 28, 2007	—		$—	—	$198
July 29, 2007 to August 25, 2007	1,249,511		80.06	1,249,511	348
August 26, 2007 to September 29, 2007	669,927	(2)	78.56	643,647	298

	1,919,438			1,893,158

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A common stock repurchase program. In August 2007, the Company’s Board of Directors approved an addition to the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. This program does not have a fixed termination date.

(2)	Includes 26,280 shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on August 9, 2007. The following directors, constituting the entire Board of Directors of the Company, were elected at the Annual Meeting of Stockholders to serve in each such case until the 2008 Annual Meeting and until their respective successors are duly elected and qualified.

Class A Directors

Frank A. Bennack, Jr.
Joel L. Fleishman

Class B Directors

Ralph Lauren
Roger N. Farah
Jackwyn L. Nemerov
John R. Alchin
Arnold H. Aronson
Dr. Joyce F. Brown
Judith A. McHale
Steven P. Murphy
Terry S. Semel
Robert C. Wright

Each person elected as a director received the number of votes indicated beside his or her name below. Class A directors are elected by the holders of Class A Common Stock and Class B directors are elected by the holders of

Class B Common Stock. Shares of Class A Common Stock are entitled to one vote per share and shares of Class B Common Stock are entitled to ten votes per share.

	Number of	Number of
	Votes For	Votes Withheld

Class A Directors:
Frank A. Bennack, Jr.	50,836,940	5,173,719
Joel L. Fleishman	50,346,105	5,664,554

Class B Directors:
Ralph Lauren	432,800,210	- 0 -
Roger N. Farah	432,800,210	- 0 -
Jackwyn L. Nemerov	432,800,210	- 0 -
John R. Alchin	432,800,210	- 0 -
Arnold H. Aronson	432,800,210	- 0 -
Dr. Joyce F. Brown	432,800,210	- 0 -
Judith A. McHale	432,800,210	- 0 -
Steven P. Murphy	432,800,210	- 0 -
Terry S. Semel	432,800,210	- 0 -
Robert C. Wright	432,800,210	- 0 -

485,897,513 votes were cast for, and 2,604,654 votes were cast against, the ratification of the selection of Deloitte & Touche LLP as the independent auditors of the Company for the year ending March 29, 2008. There were 308,702 abstentions and no broker non-votes.

484,212,803 votes were cast for, and 3,202,822 votes were cast against, the approval of the amendment of the Company’s Executive Officer Annual Incentive Plan (“EOAIP”) to (1) expand the definition of performance measures to include additional factors and to give the Compensation Committee of the Company more flexibility when determining the bonuses payable under the EOAIP in order to make adjustments and to take into account factors beyond an executive’s control; (2) increase the maximum annual bonus amount that may be paid to any individual under the EOAIP from $18,000,000 to $20,000,000 (the purpose of this amendment is to accommodate the maximum annual bonus opportunities set forth in Mr. Lauren’s new employment agreement which is effective on March 30, 2008); (3) expressly clarify that payments under the EOAIP would be paid in a manner intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended; (4) permit the Company to seek repayment, in the reasonable discretion of the Compensation Committee, of bonuses paid to executives in the event of the occurrence of certain events such as termination of employment for cause, a material violation of material written policies of the Company, a breach of any restrictive covenants, or where the executive’s gross negligence or intentional misconduct results in the Company having to prepare an accounting restatement due to material noncompliance with applicable SEC requirements; and (5) extend the authorized duration of the EOAIP from August 9, 2007 to the first shareholder meeting of the Company that occurs in 2012. There were 1,395,244 abstentions and no broker non-votes.

Item 5.	Other Information.

On August 9, 2007, the Company’s Board of Directors approved the appointments of Mr. Robert C. Wright to the Nominating & Governance Committee and Mr. Steven P. Murphy to the Compensation Committee. In addition, the Board of Directors designated Mr. Terry S. Semel to serve as the Company’s third Class A director.

On November 6, 2007, the Company’s Board of Directors approved amendments to the Company’s Amended and Restated By-laws in order to comply with the New York State Exchange’s forthcoming requirement to have all listed companies eligible to participate in the direct registration system. See Exhibit 10.2.

Item 6.	Exhibits.

10.1	Amendment No. 2, dated September 5, 2007, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah.
10.2	Second Amended and Restated By-laws of the Company.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: November 7, 2007