Form 10-Q
period 2007-12-29
POLO RALPH LAUREN CORP
filed 2008-02-07
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-13057

Polo Ralph Lauren Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2622036 (I.R.S. Employer Identification No.)

650 Madison Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)

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

At February 1, 2008, 58,481,729 shares of the registrant’s Class A common stock, $.01 par value, and 43,280,021 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 29,	March 31,
	2007	2007
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$804.4	$563.9
Short-term investments	20.0	—
Accounts receivable, net of allowances of $166.0 and $138.1 million	354.5	467.5
Inventories	581.2	526.9
Deferred tax assets	57.5	44.4
Prepaid expenses and other	108.1	83.2

Total current assets	1,925.7	1,685.9
Property and equipment, net	677.3	629.8
Deferred tax assets	135.1	56.9
Goodwill	951.8	790.5
Intangible assets, net	357.5	297.7
Other assets	297.3	297.2

Total assets	$4,344.7	$3,758.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230.4	$174.7
Income tax payable	6.7	74.6
Accrued expenses and other	493.0	391.0
Current maturities of debt	179.8	—

Total current liabilities	909.9	640.3
Long-term debt	438.5	398.8
Non-current tax liabilities	168.3	—
Other non-current liabilities	427.9	384.0

Commitments and contingencies (Note 14)
Total liabilities	1,944.6	1,423.1

Stockholders’ equity:
Class A common stock, par value $.01 per share; 70.3 million and 68.6 million shares issued; 58.5 million and 60.7 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	990.6	872.5
Retained earnings	1,980.8	1,742.3
Treasury stock, Class A, at cost (11.8 million and 7.9 million shares)	(662.5)	(321.5)
Accumulated other comprehensive income	90.1	40.5

Total stockholders’ equity	2,400.1	2,334.9

Total liabilities and stockholders’ equity	$4,344.7	$3,758.0

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(millions, except per share data)
	(unaudited)

Net sales	$1,215.2	$1,076.2	$3,485.0	$3,084.0
Licensing revenue	54.6	67.5	154.2	180.1

Net revenues	1,269.8	1,143.7	3,639.2	3,264.1
Cost of goods sold(a)	(593.3)	(529.7)	(1,675.4)	(1,486.0)

Gross profit	676.5	614.0	1,963.8	1,778.1

Other costs and expenses:
Selling, general and administrative expenses(a)	(492.2)	(426.8)	(1,418.9)	(1,229.2)
Amortization of intangible assets	(13.6)	(3.0)	(35.7)	(12.4)
Restructuring charges	—	—	—	(4.0)

Total other costs and expenses	(505.8)	(429.8)	(1,454.6)	(1,245.6)

Operating income	170.7	184.2	509.2	532.5
Foreign currency gains (losses)	(2.2)	(1.3)	(4.3)	(1.2)
Interest expense	(6.8)	(7.1)	(18.9)	(16.0)
Interest and other income, net	2.5	6.9	16.2	15.4
Equity in income (loss) of equity-method investees	(0.6)	1.4	(1.2)	3.1
Minority interest expense	(0.1)	(3.3)	(2.1)	(10.9)

Income before provision for income taxes	163.5	180.8	498.9	522.9
Provision for income taxes	(50.8)	(70.3)	(182.6)	(195.2)

Net income	$112.7	$110.5	$316.3	$327.7

Net income per common share:
Basic	$1.11	$1.06	$3.08	$3.13

Diluted	$1.08	$1.03	$2.99	$3.04

Weighted average common shares outstanding:
Basic	101.6	104.2	102.7	104.6

Diluted	104.3	107.6	105.7	107.7

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

(a) Includes total depreciation expense of:	$(39.4)	$(29.8)	$(111.9)	$(91.8)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 29,	December 30,
	2007	2006
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$316.3	$327.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	147.6	104.2
Deferred income tax expense (benefit)	(14.1)	(11.4)
Minority interest expense	2.1	10.9
Equity in (income) loss of equity-method investees, net of dividends received	1.2	(0.7)
Non-cash stock compensation expense	49.5	31.2
Non-cash provision for bad debt expense	1.5	1.5
Loss on disposal of property and equipment	—	2.5
Non-cash foreign currency losses (gains)	(0.5)	5.4
Changes in operating assets and liabilities:
Accounts receivable	148.6	124.0
Inventories	15.2	11.3
Accounts payable and accrued liabilities	(1.5)	48.1
Deferred income liabilities	(3.8)	(11.0)
Other balance sheet changes	37.7	10.4

Net cash provided by operating activities	699.8	654.1

Cash flows from investing activities:
Acquisitions and investments, net of cash acquired and purchase price settlements	(183.0)	(1.3)
Purchases of short-term investments	(20.0)	—
Capital expenditures	(151.7)	(104.0)
Cash deposits restricted in connection with taxes	(17.4)	(52.4)

Net cash used in investing activities	(372.1)	(157.7)

Cash flows from financing activities:
Proceeds from issuance of debt	168.9	380.0
Repayment of debt	—	(291.6)
Debt issuance costs	(0.3)	(2.1)
Payments of capital lease obligations	(3.8)	(3.7)
Payments of dividends	(15.5)	(15.7)
Distributions to minority interest holders	—	(4.5)
Repurchases of common stock	(320.0)	(180.5)
Proceeds from exercise of stock options, net	13.9	48.2
Excess tax benefits from stock-based compensation arrangements	33.9	29.6

Net cash used in financing activities	(122.9)	(40.3)

Effect of exchange rate changes on cash and cash equivalents	35.7	10.0

Net increase (decrease) in cash and cash equivalents	240.5	466.1
Cash and cash equivalents at beginning of period	563.9	285.7

Cash and cash equivalents at end of period	$804.4	$751.8

See accompanying notes.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business

Polo Ralph Lauren Corporation (“PRLC”) is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. PRLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. PRLC’s brand names include Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Rugby, Ralph Lauren Childrenswear, Chaps, Club Monaco and American Living, among others. PRLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

Basis of Consolidation

The unaudited interim consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The unaudited interim consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the U.S. (“US GAAP”).

Prior to the Company’s acquisition of the minority ownership interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”) in May 2007, the Company consolidated PRL Japan, formerly a 50%-owned venture with Onward Kashiyama Co. Ltd and its affiliates (“Onward Kashiyama”) and The Seibu Department Stores, Ltd (“Seibu”), pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Additionally, prior to the acquisition of the minority ownership interests in Ralph Lauren Media, LLC (“RL Media”) in March 2007, the Company consolidated RL Media, formerly a 50%-owned venture with NBC-Lauren Media Holdings, Inc., a subsidiary wholly owned by the National Broadcasting Company, Inc. (“NBC”) and Value Vision Media, Inc. (“Value Vision”), pursuant to FIN 46R. RL Media conducts the Company’s e-commerce initiatives through an internet site known as RalphLauren.com. See Note 5 for further discussion of the acquisitions referred to above, including their respective bases of consolidation in the periods presented.

All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2008 will end on March 29, 2008 and will be a 52-week period (“Fiscal 2008”). Fiscal year 2007 ended on March 31, 2007 and reflected a 52-week period (“Fiscal 2007”). In turn, the third quarter for Fiscal 2008 ended on December 29, 2007 and was a 13-week period. The third quarter for Fiscal 2007 ended on December 30, 2006 and was also a 13-week period.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial position and operating results of the Company’s consolidated PRL Japan and Impact 21 Co., Ltd. (“Impact 21”) entities are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month and nine-month periods ended December 29, 2007 include the operating results of PRL Japan and Impact 21 for the three-month and nine-month periods ended November 30, 2007, respectively. The net effect of this reporting lag is not material to the unaudited interim consolidated financial statements.

Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim consolidated financial statements are unaudited. In the opinion of management, however, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

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

Significant estimates inherent in the preparation of the unaudited interim consolidated financial statements include reserves for customer returns, discounts, end-of-season markdown reserves and operational chargebacks; reserves for the realizability of inventory; reserves for litigation and other contingencies; impairments of long-lived tangible and intangible assets; useful lives of tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; and accounting for business combinations under the purchase method of accounting.

Seasonality of Business

The Company’s business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended December 29, 2007 are not necessarily indicative of the results that may be expected for Fiscal 2008 as a whole.

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

Revenue within the Company’s Wholesale segment is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdown reserves certain cooperative advertising allowances and operational chargebacks. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown reserves are based on historical trends, seasonal results, an evaluation of current economic and market conditions, and retailer performance. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

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

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable, net, as shown in the Company’s consolidated balance sheet, is net of certain reserves and allowances. These reserves and allowances consist of (a) reserves for returns, discounts, end-of-season markdown reserves and operational chargebacks and (b) allowances for doubtful accounts. These reserves and allowances are discussed in further detail below.

A reserve for trade discounts is determined based on open invoices where trade discounts have been extended to customers, and charges to increase the reserve are treated as reductions of revenue.

Estimated end-of-season markdown charges are included as reductions of revenue. The related markdown provisions are based on retail sales performance, seasonal negotiations with customers, historical deduction trends and an evaluation of current market conditions.

A reserve for operational chargebacks represents various deductions by customers relating to individual shipments. Charges to increase this reserve, net of expected recoveries, are included as reductions of revenue. The reserve is based on chargebacks received as of the date of the financial statements and past experience. Costs associated with potential returns of products also are included as a reduction of revenues. These return reserves are based on current information regarding retail performance and historical experience, and an evaluation of current market conditions.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdown reserves and operational chargebacks is presented below:

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(millions)

Beginning reserve balance	$151.6	$114.3	$129.4	$107.5
Amount charged against revenue to increase reserve	120.8	94.2	355.4	273.3
Amount credited against customer accounts to decrease reserve	(116.8)	(93.5)	(331.7)	(267.0)
Foreign currency translation	1.0	1.1	3.5	2.3

Ending reserve balance	$156.6	$116.1	$156.6	$116.1

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(millions)

Beginning reserve balance	$9.0	$8.3	$8.7	$7.5
Amount charged to expense to increase reserve	0.6	0.5	1.5	1.5
Amount written-off against customer accounts to decrease reserve	(0.4)	(0.3)	(1.4)	(0.7)
Foreign currency translation	0.2	0.3	0.6	0.5

Ending reserve balance	$9.4	$8.8	$9.4	$8.8

Short-term Investments

Short-term investments consist of investments which the Company expects to convert into cash within one year, including auction rate securities with reset periods of less than 12 months. Auction rate securities have characteristics similar to short-term investments because, at pre-determined intervals, generally ranging from 28 to 49 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such periods, the Company chooses to either roll-over its holdings or redeem the investments for cash. Cash inflows and outflows related to the sale and purchase of short-term investments are classified in “proceeds from the sale of short-term investments” and “purchases of short-term investments,” respectively, in the Company’s consolidated statement of cash flows. Auction rate securities are classified as available-for-sale investments and are stated at market value, which approximates cost. Unrealized gains or losses are classified as a component of “accumulated other comprehensive income” in the Company’s consolidated balance sheet, and related realized gains or losses are classified as a component of “interest and other income, net” in the Company’s consolidated statement of operations.

Net Income Per Common Share

Net income per common share is determined in accordance with Statement of Financial Accounting Standards (“FAS”) No. 128, “Earnings per Share” (“FAS 128”). Under the provisions of FAS 128, basic net income per

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company’s Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(millions)

Basic	101.6	104.2	102.7	104.6
Dilutive effect of stock options, restricted stock and restricted stock units	2.7	3.4	3.0	3.1

Diluted shares	104.3	107.6	105.7	107.7

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the satisfaction of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of December 29, 2007 and December 30, 2006, there was an aggregate of approximately 1.8 million and approximately 1.2 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

Impact of Adoption

As a result of the adoption of FIN 48, the Company recognized a $62.5 million reduction in retained earnings as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007. This adjustment

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Accordingly, included in the liability for unrecognized tax benefits is a liability for interest and penalties in the amount of $45.7 million as of April 1, 2007.

Three and Nine Months Ended December 29, 2007

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three months and nine months ended December 29, 2007 is presented below:

	Three Months	Nine Months
	Ended	Ended
	December 29,	December 29,
	2007	2007
	(millions)

Unrecognized tax benefits beginning balance	$136.3	$128.1
Additions related to current period tax positions	2.7	8.2
Additions related to prior periods tax positions	4.4	7.1
Reductions related to prior periods tax positions	(7.5)	(7.5)
Reductions related to settlements with taxing authorities	(11.0)	(11.0)
Reductions related to expiration of statutes of limitations	(5.2)	(5.2)

Unrecognized tax benefits ending balance	$119.7	$119.7

A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the nine months ended December 29, 2007 is presented below:

	Three Months	Nine Months
	Ended	Ended
	December 29,	December 29,
	2007	2007
	(millions)

Accrued interest and penalties beginning balance	$54.9	$45.7
Additions/reductions charged to expense	(0.4)	8.8
Reductions related to expiration of statutes of limitations	(1.4)	(1.4)
Reductions related to settlements with taxing authorities	(5.1)	(5.1)
Additions/reductions charged to cumulative translation adjustment	0.6	0.6

Accrued interest and penalties ending balance	$48.6	$48.6

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to $20 million during the next 12 months. However, changes in the occurrence,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2000.

Other Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”), which replaces FAS No. 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141R include the expansion of the definitions of a “business” and a “business combination;” for all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. FAS 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company as of the beginning of Fiscal 2010 and will be applied prospectively to business combinations on or after March 29, 2009.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of FAS 141R. FAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company as of the beginning of Fiscal 2010 and will be applied prospectively to business combinations on or after March 29, 2009. The application of FAS 160 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements. FAS 157 is effective for the Company as of the beginning of Fiscal 2009. The application of FAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Acquisitions and Joint Ventures

Fiscal 2008 Transactions

Japanese Business Acquisitions

On May 29, 2007, the Company completed its previously announced transactions to acquire control of certain of its Japanese businesses that were formerly conducted under licensed arrangements, consistent with the Company’s long-term strategy of international expansion. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to approximately 97%. Impact 21 conducts the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a pre-existing, sub-license arrangement. In addition, the Company acquired the remaining 50% interest in PRL Japan, which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama and Seibu (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are herein referred to as the “Japanese Business Acquisitions.”

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. In January 2008, at an Impact 21 shareholders meeting, the Company obtained the necessary approvals to complete the process of acquiring the remaining approximately 3% of outstanding shares not exchanged as of the close of the tender offer period (the “minority squeeze-out”). The Company expects the minority squeeze-out to be successfully concluded early in Fiscal 2009, at an estimated aggregate cost of approximately $13 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and ¥20.5 billion (approximately $180 million as of December 29, 2007) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company expects to repay the borrowing by its maturity date in May 2008 using a portion of Impact 21’s cash on-hand, which approximated $216 million as of the end of the third quarter of Fiscal 2008.

Based on the nature of the successful public tender offer process for substantially all of the Impact 21 common stock previously not owned by the Company and the Company’s determination that the terms of the pre-existing licensing relationships were reflective of market, no settlement gain or loss was recognized in connection with the transaction. As such, based on valuation analyses prepared by an independent valuation firm, the Company allocated all of the consideration exchanged to the purchase of the Japanese businesses. The acquisition cost of $360 million has been allocated on a preliminary basis to the net assets acquired based on their respective fair values as follows: cash of $189 million; trade receivables of $26 million; inventory of $47 million; finite-lived intangible assets of $73 million (consisting of the re-acquired licenses of $21 million and customer relationships of $52 million); non-tax-deductible goodwill of $135 million; assumed pension liabilities of $9 million; net deferred tax liabilities of $36 million; and other net liabilities of $65 million. The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. Additionally, management is continuing to assess and formulate plans associated with integrating the Japanese businesses into the Company’s current operations. As a result, the estimated purchase price allocation is subject to change.

The results of operations for Impact 21, which were previously accounted for using the equity method of accounting, have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, the Company recorded within minority interest expense the amount of Impact 21’s net income allocable to the holders of the approximate 80% of the Impact 21 shares not owned by the Company prior to the closing date of the tender offer. The results of operations for PRL Japan have already been consolidated by the Company as described further in Note 2 to the unaudited interim consolidated financial statements.

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

Acquisition of Small Leathergoods Business

On April 13, 2007, the Company acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., the Company’s licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. (the “Small Leathergoods Business Acquisition”). The assets acquired from Kellwood will be operated under the name of “Polo Ralph Lauren Leathergoods” and will allow the Company to further expand its accessories business. The acquisition cost was $10.4 million. Kellwood provided various transition services to the Company for a period of up to six months from the date of acquisition.

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

Formation of Ralph Lauren Watch and Jewelry Joint Venture

On March 5, 2007, the Company announced that it had agreed to form a joint venture with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group. The joint venture is a Swiss corporation named the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), whose purpose is to design, develop, manufacture, sell and distribute luxury watches and fine jewelry through Ralph Lauren boutiques, as well as through fine independent jewelry and luxury watch retailers throughout the world. The Company accounts for its 50% interest in the RL Watch Company under the equity method of accounting. Royalty payments due to the Company under the related license agreement for use of certain of the Company’s trademarks will be reflected as licensing revenue within the consolidated statement of operations. The RL Watch Company commenced operations during the first quarter of Fiscal 2008 and it is currently expected that products will be launched in the spring of calendar 2009.

Fiscal 2007 Transactions

Acquisition of RL Media Minority Interest

On March 28, 2007, the Company acquired the remaining 50% equity interest in RL Media formerly held by NBC (37.5%) and Value Vision (12.5%) (the “RL Media Minority Interest Acquisition”). RL Media conducts the Company’s e-commerce initiatives through the RalphLauren.com internet site. The results of operations for RL Media have already been consolidated by the Company as described further in Note 2 to the unaudited interim consolidated financial statements. The acquisition cost was $175 million. In addition, Value Vision entered into a transition services agreement with the Company to provide order fulfillment and related services over a period of up to seventeen months from the date of the acquisition of the RL Media minority interest.

The excess of the acquisition cost over the pre-existing minority interest liability of $33 million has been allocated on a preliminary basis as follows: inventory of $8 million; finite-lived intangible assets of $58 million (consisting of the re-acquired license of $56 million and customer list of $2 million); and tax-deductible goodwill of

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$76 million. The Company is in the process of completing its assessment of the fair value of assets acquired. As a result, the estimated purchase price allocation is subject to change.

Supplemental Pro Forma Information

The following unaudited condensed pro forma information (herein referred to as the “pro forma information”) assumes the Japanese Business Acquisitions, the RL Media Minority Interest Acquisition and the Small Leathergoods Business Acquisition had occurred as of the beginning of Fiscal 2008 and Fiscal 2007 for the applicable three and nine-month periods presented. The pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the periods presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may occur as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects nonrecurring charges related to (a) the amortization of the write-ups to fair value of inventory included within cost of goods sold as part of the preliminary purchase price allocations, which were fully recognized within six months of each respective acquisition date; (b) the amortization of the write-up to fair value of the acquired licenses as part of the preliminary purchase price allocation for the Japanese Business Acquisitions, which is expected to be fully amortized within nine months of the acquisition date; and (c) the write-off of foreign currency option contracts entered into to manage certain foreign currency exposures associated with the Japanese Business Acquisitions which expired unexercised during the first quarter of Fiscal 2008. These charges included in the Company’s pro forma results were $47.0 million for the nine months ended December 29, 2007, $47.0 million for the nine months ended December 30, 2006 and $9.3 million for the three months ended December 30, 2006.

	Historical		Pro Forma
	Nine Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(millions, except per share data)
	(unaudited)

Net revenues	$3,639.2	$3,264.1	$3,639.2	$3,481.3
Gross profit	1,963.8	1,778.1	1,963.8	1,836.5
Amortization of intangible assets	(35.7)	(12.4)	(42.5)	(45.5)
Operating income	509.2	532.5	502.4	513.8
Net income	316.3	327.7	312.3	309.8
Net income per common share:
Basic	$3.08	$3.13	$3.04	$2.96
Diluted	$2.99	$3.04	$2.95	$2.88

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Historical		Pro Forma
	Three Months Ended		Three Months Ended
	December 29,	December 30,	December 30,
	2007	2006	2006
	(millions, except per share data)
	(unaudited)

Net revenues	$1,269.8	$1,143.7	$1,217.2
Gross profit	676.5	614.0	640.1
Amortization of intangible assets	(13.6)	(3.0)	(14.0)
Operating income	170.7	184.2	185.0
Net income	112.7	110.5	109.4
Net income per common share:
Basic	$1.11	$1.06	$1.05
Diluted	$1.08	$1.03	$1.02

6.	Inventories

Inventories consist of the following:

	December 29,	March 31,	December 30,
	2007	2007	2006
		(millions)

Raw materials	$5.6	$8.4	$6.5
Work-in-process	1.2	1.1	1.7
Finished goods	574.4	517.4	475.7

Total inventory	$581.2	$526.9	$483.9

The increase in finished goods inventory since March 31, 2007 and December 30, 2006 includes the effects of the Japanese Business Acquisitions, the Small Leathergoods Business Acquisition and a build-up of inventory in anticipation of the American Living product launch scheduled for February 2008.

7.	Goodwill and Other Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the nine months ended December 29, 2007:

	Wholesale	Retail	Licensing	Total
	(millions)

Balance at March 31, 2007	$518.9	$155.1	$116.5	$790.5
Acquisition-related activity(a)	119.2	(3.3)	16.8	132.7
Other adjustments(b)	24.5	0.6	3.5	28.6

Balance at December 29, 2007	$662.6	$152.4	$136.8	$951.8

(a)	Acquisition-related activity primarily includes the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition, as well as other adjustments related to revisions in the estimated purchase price allocation of the RL Media Minority Interest Acquisition. See Note 5 for further discussion of the Company’s recent acquisitions.

(b)	Other adjustments principally include changes in foreign currency exchange rates.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	December 29, 2007			March 31, 2007
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amort.	Net	Amount	Amort.	Net
	(millions)

Intangible assets subject to amortization:
Re-acquired licensed trademarks	$221.9	$(38.2)	$183.7	$194.3	$(11.8)	$182.5
Customer relationships/lists	181.9	(17.0)	164.9	115.2	(8.4)	106.8
Other	0.3	(0.1)	0.2	7.4	(6.9)	0.5

Total intangible assets subject to amortization	404.1	(55.3)	348.8	316.9	(27.1)	289.8
Intangible assets not subject to amortization:
Trademarks and brands	8.7	—	8.7	7.9	—	7.9

Total intangible assets	$412.8	$(55.3)	$357.5	$324.8	$(27.1)	$297.7

Amortization

Based on the amount of intangible assets subject to amortization as of December 29, 2007, the expected future annual amortization expense is as follows:

Amortization
Expense
(millions)

Fiscal 2008	$11.6
Fiscal 2009	18.8
Fiscal 2010	18.8
Fiscal 2011	18.4
Fiscal 2012	17.5
Fiscal 2013 and thereafter	263.7

Total	$348.8

The expected future amortization expense above reflects weighted-average estimated useful lives of 18.7 years for re-acquired licensed trademarks, 18.2 years for customer relationships/lists and 18.5 years for the Company’s finite-lived intangible assets in total.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 29,	March 31,
	2007	2007
	(millions)

Accrued operating expenses	$380.4	$277.3
Accrued payroll and benefits	59.4	69.4
Deferred income	49.3	40.0
Other	3.9	4.3

Total accrued expenses and other current liabilities	$493.0	$391.0

9.	Restructuring

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

Club Monaco Restructuring Plan

During the fourth quarter of Fiscal 2006, the Company committed to a plan to restructure its Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory stores and the intention to dispose of by sale or closure all eight of the Caban Stores (collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, an aggregate restructuring charge of $12 million was recognized in Fiscal 2006. In Fiscal 2007, the Company ultimately decided to close all of Club Monaco’s Caban Concept Stores (the “Caban Stores”) and recognized $4.0 million of associated restructuring charges during the nine months ended December 30, 2006, primarily relating to lease termination costs. There were no additional restructuring charges recognized by the Company in connection with this plan during the nine months ended December 29, 2007 and the remaining liability under the plan was $1.2 million as of the end of the third quarter of Fiscal 2008.

10.	Debt

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

As of December 29, 2007, the carrying value of the 2006 Euro Debt was $438.5 million, compared to $398.8 million as of March 31, 2007. Refer to Note 11 for discussion of the designation of the Company’s 2006 Euro Debt as a hedge of its net investment in certain of its European subsidiaries.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of December 29, 2007, there were no revolving credit borrowings outstanding under the Credit Facility, but the Company was contingently liable for $33.2 million of outstanding letters of credit (primarily relating to inventory purchase commitments). In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of a ¥20.5 billion loan equal to approximately $180 million as of December 29, 2007 (the “Term Loan”). The Term Loan was made to Polo JP Acqui B.V., a wholly owned subsidiary of the Company, and is guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The Term Loan is in addition to the revolving line of credit previously available under the Credit Facility. The proceeds of the Term Loan have been used to finance the Japanese Business Acquisitions. Borrowings under the Term Loan bear interest at a fixed rate of 1.2%. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan in May 2008. The Company expects to repay the borrowing by its maturity date using a portion of Impact 21’s cash on-hand, which approximated $216 million as of the end of the third quarter of Fiscal 2008. See Note 5 for further discussion of the Japanese Business Acquisitions.

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

As of December 29, 2007, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 13 of the Fiscal 2007 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

11.	Derivative Financial Instruments

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

Foreign Currency Risk Management

Foreign Currency Exchange Contracts — Inventory Purchases, Royalty Payments and Marketing Contributions

The Company enters into forward foreign exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases and intercompany royalty payments made by certain of its international operations, as well as on intercompany contributions made to fund certain marketing efforts of its international operations. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate fluctuations, primarily exposure to changes in the value of the Euro and the Japanese Yen, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

As of December 29, 2007, the Company had contracts for the sale of $260 million and for the purchase of $45 million of foreign currencies at fixed rates. Of these sales contracts, $245 million were for the sale of Euros and $15 million were for the sale of Japanese Yen. Of these purchase contracts, $42 million were for the purchase of Euros and $3 million were for the purchase of Japanese Yen. The fair value of these aggregate forward contracts was a liability of $13.9 million. As of March 31, 2007, the Company had contracts for the sale of $214 million of foreign currencies at fixed rates. Of these sales contracts, $180 million were for the sale of Euros and $34 million were for the sale of Japanese Yen. The fair value of these aggregate forward contracts was a liability of $1.9 million.

The Company records the above described foreign currency exchange contracts at fair value in its consolidated balance sheet and designates these derivative instruments as cash flow hedges in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). As such, to the extent effective, the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then either recognized in income in the period in which the related royalties or marketing contributions being hedged are received or paid, or, in the case of inventory purchases, recognized as part of the cost of the inventory being hedged when sold. However, to the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties, marketing contributions or inventory purchases being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in earnings. During the three months and nine months ended December 29, 2007, the Company recognized losses in earnings of $0.8 million and $2.9 million, respectively, related to ineffective hedges. No material gains or losses relating to ineffective hedges were recognized during the three months and nine months ended December 30, 2006.

Foreign Currency Exchange Contracts — Other

On October 10, 2007, the Company entered into a forward foreign exchange contract for the right to purchase €13.5 million at a fixed rate. This contract hedges the foreign currency exposure related to the annual Euro interest payment due on October 6, 2008 for Fiscal 2009 in connection with the Company’s outstanding 2006 Euro Debt. In accordance with FAS 133, the contract has been designated as a cash flow hedge. Since neither the terms of the hedge contract or the underlying exposure have changed, as permitted by FAS 133, the related gains of $0.6 million have been reclassified from stockholders’ equity to earnings to offset the related transaction loss arising from the remeasurement of the associated foreign-currency-denominated accrued interest liability during the three months ended December 29, 2007.

On April 2, 2007, the Company entered into a forward foreign exchange contract for the right to purchase €13.5 million at a fixed rate. This contract hedged the foreign currency exposure related to the annual Euro interest payment made on October 4, 2007 for Fiscal 2008 in connection with the Company’s outstanding 2006 Euro Debt. In accordance with FAS 133, the contract was designated as a cash flow hedge. Since neither the terms of the hedge contract or the underlying exposure changed through the maturity of the hedge, as permitted by FAS 133, the related gains of $0.9 million were reclassified from stockholders’ equity to earnings to offset the related transaction loss arising from the remeasurement of the associated foreign-currency-denominated accrued interest liability during the nine months ended December 29, 2007.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting treatment. The Company did not exercise any of the contracts and, as a result, recognized a loss of $1.6 million during the first quarter of Fiscal 2008.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding 2006 Euro Debt as a hedge of its net investment in certain of its European subsidiaries. As required by FAS 133, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment under FAS No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the 2006 Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company recorded an aggregate loss, net of tax, of $24.0 million in stockholders’ equity on the translation of the 2006 Euro Debt to U.S. dollars for the nine months ended December 29, 2007.

12.	Stockholders’ Equity

Summary of Changes in Stockholders’ Equity

	Nine Months Ended
	December 29,	December 30,
	2007	2006
	(millions)

Balance at beginning of period	$2,334.9	$2,049.6
Cumulative effect of adopting FIN 48 (Note 4)	(62.5)	—
Comprehensive income:
Net income	316.3	327.7
Foreign currency translation gains (losses)	83.8	45.4
Net realized and unrealized derivative financial instrument gains (losses)	(34.1)	(18.7)

Total comprehensive income	366.0	354.4

Dividends declared	(15.3)	(15.6)
Repurchases of common stock	(320.0)	(191.3)
Other, primarily net shares issued and equity grants made pursuant to stock compensation plans	97.0	108.9

Balance at end of period	$2,400.1	$2,306.0

Common Stock Repurchase Program

In August 2007, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allowed the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the nine months ended December 29, 2007, 3.6 million shares of Class A common stock were repurchased at a cost of $320 million under the expanded and pre-existing programs. The remaining availability under the common stock repurchase program was approximately $298 million as of December 29, 2007.

Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share annually, on its common stock. The third quarter Fiscal 2008 dividend of $0.05 per share was declared on December 17, 2007, payable to shareholders of record at the close of business on December 28, 2007, and paid on January 11, 2008. Dividends paid amounted to $15.5 million during the nine months ended December 29, 2007 and $15.7 million during the nine months ended December 30, 2006.

13.	Stock-based Compensation

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

Impact on Results

Historically, the Company had issued its annual grant of stock options, restricted stock and RSUs late in the first quarter of each fiscal year. Beginning in Fiscal 2008, the Company changed the timing of the issuance of its annual grant of stock-based compensation awards to early in the second quarter of its fiscal year. Accordingly, the Company granted its Fiscal 2008 annual stock-based compensation awards in July 2007. Due to the timing of grants of stock-based compensation awards, stock-based compensation cost recognized during the three-month and nine-month periods ended December 29, 2007 is not indicative of the level of compensation cost expected to be incurred for Fiscal 2008 as a whole.

A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(millions)

Compensation expense	$(20.0)	$(11.9)	$(49.5)	$(31.2)

Income tax benefit	$5.8	$3.5	$14.7	$9.1

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended December 29, 2007 and December 30, 2006 were as follows:

	Nine Months Ended
	December 29,	December 30,
	2007	2006

Expected term (years)	4.8	4.5
Expected volatility	29.9%	33.2%
Expected dividend yield	0.26%	0.39%
Risk-free interest rate	4.7%	4.9%
Weighted-average option grant date fair value	$32.96	$19.26

A summary of the stock option activity under all plans during the nine months ended December 29, 2007 is as follows:

Number of
Shares
(thousands)

Options outstanding at March 31, 2007	6,885
Granted	600
Exercised	(1,186)
Cancelled/Forfeited	(76)

Options outstanding at December 29, 2007	6,223

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The Company’s weighted-average grant date fair values of restricted stock shares and RSUs granted during the nine months ended December 29, 2007 and December 30, 2006 were as follows:

	Nine Months Ended
	December 29,	December 30,
	2007	2006

Weighted-average grant date fair value of restricted stock	$87.85	$—
Weighted-average grant date fair value of service-based RSUs	100.56	55.43
Weighted-average grant date fair value of performance-based RSUs	87.02	55.17

Generally, restricted stock grants vest over a five-year period of time, subject to the executive’s continuing employment. Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based RSUs generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs generally vest (a) over a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance goals either (i) in each year of the vesting period for grants made prior to Fiscal 2008 or (ii) solely in the initial year of the vesting period for grants made in Fiscal 2008.

A summary of the restricted stock and RSU activity during the nine months ended December 29, 2007 is as follows:

		Service-based	Performance-
	Restricted Stock	RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
	(thousands)	(thousands)	(thousands)

Nonvested at March 31, 2007	105	650	1,297
Granted	4	107	551
Vested	(75)	—	(460)
Cancelled	—	—	(33)

Nonvested at December 29, 2007	34	757	1,355

14.	Commitments and Contingencies

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

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. As of the end of Fiscal 2007, the Company had recorded a total reserve of $5 million for this matter based on its best estimate of exposure at that time. While the final settlement of this matter is pending approval by the credit card issuers, the Company’s Canadian credit card processor returned half of the funds previously escrowed to cover potential claims during the third quarter of Fiscal 2008. Accordingly, based on the progress in this matter and the available evidence to date, the Company does not expect that the ultimate resolution of this matter will exceed $1.5 million. As a result, the Company reversed the $3.5 million excess portion of its reserve into income during the third quarter of Fiscal 2008.

The Company is cooperating with law enforcement authorities in both the U.S. and Canada in their investigations of these matters.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. We believe this lawsuit to be without merit, and moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. A hearing on these motions occurred on November 1, 2007. The judge presiding in this case is expected to provide a written ruling with respect to this summary judgment hearing in the next several months. A trial date is not yet set but the Company does not currently anticipate that a trial will occur during Fiscal 2008. We intend to continue to contest this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, the Company filed an appeal of the judge’s decision to deny the Company’s motion for a new trial to the U.S. Court of Appeals for the Second Circuit. An oral argument with respect to the Company’s appeal was held on November 15, 2007, but a decision with respect to this appeal has not yet been rendered by the Second Circuit.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and operating income for each segment are as follows:

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(millions)

Net revenues:
Wholesale	$626.7	$535.8	$1,972.5	$1,687.0
Retail	588.5	540.4	1,512.5	1,397.0
Licensing	54.6	67.5	154.2	180.1

Total net revenues	$1,269.8	$1,143.7	$3,639.2	$3,264.1

Operating income:
Wholesale	$104.3	$91.4	$387.7	$339.0
Retail	94.4	94.9	210.3	226.3
Licensing	25.5	41.9	70.1	105.8

	224.2	228.2	668.1	671.1
Less:
Unallocated corporate expenses	(53.5)	(44.0)	(158.9)	(134.6)
Unallocated restructuring charges(a)	—	—	—	(4.0)

Total operating income	$170.7	$184.2	$509.2	$532.5

(a)	Consists of restructuring charges relating to the Retail segment.

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(millions)

Depreciation and amortization:
Wholesale	$18.6	$10.8	$47.7	$34.1
Retail	19.0	13.2	53.1	42.1
Licensing	5.6	1.0	15.1	3.4
Unallocated corporate expenses	9.8	7.8	31.7	24.6

Total depreciation and amortization	$53.0	$32.8	$147.6	$104.2

16.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Nine Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(millions)

Cash paid for interest	$19.5	$18.6	$21.5	$20.2

Cash paid for income taxes	$53.9	$36.9	$180.6	$126.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $42.5 million for the nine months ended December 29, 2007 and $16.0 million for the nine months ended December 30, 2006. Significant non-cash investing activities during the nine months ended December 29, 2007 also included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition. See Note 5 for further discussion of the Company’s acquisitions. In addition, as a result of the adoption of FIN 48, the Company recognized a non-cash reduction in retained earnings of $62.5 million as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007. See Note 4 for further discussion of the Company’s adoption of FIN 48.

There were no other significant non-cash investing or financing activities for the nine months ended December 29, 2007 or December 30, 2006.

Licensing-related Transactions

Underwear Licensing Agreement

The Company licensed the right to manufacture and sell Chaps-branded underwear under a long-term license agreement, which was scheduled to expire in December 2009. During the third quarter of Fiscal 2007, the Company and the licensee agreed to terminate the licensing and related design-services agreements. In connection with this agreement, the Company received a portion of the minimum royalty and design-service fees due to it under the underlying agreements on an accelerated basis. The approximate $8 million of proceeds received by the Company has been recognized as licensing revenue in the accompanying unaudited interim consolidated financial statements for the three months and nine months ended December 30, 2006.

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

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. Fiscal year 2008 will end on March 29, 2008 and will be a 52-week period (“Fiscal 2008”). Fiscal year 2007 ended on March 31, 2007 and reflected a 52-week period (“Fiscal 2007”). In turn, the third quarter for Fiscal 2008 ended on December 29, 2007 and was a 13-week period. The third quarter for Fiscal 2007 ended on December 30, 2006 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and nine-month periods ended December 29, 2007. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 29, 2007 and December 30, 2006.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine-month periods ended December 29, 2007 and December 30, 2006, as well as a discussion of our financial condition and liquidity as of December 29, 2007. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in our financial condition and contractual obligations since the end of Fiscal 2007.

•	Market risk management. This section discusses any significant changes in our interest rate and foreign currency exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2007.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2007. Significant changes include those considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2007 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been issued, but which we have not yet adopted.

OVERVIEW

Our Business

Our Company is a global leader in the design, marketing and distribution of premium lifestyle products including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Rugby, Ralph Lauren Childrenswear, Chaps, Club Monaco and American Living, among others.

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

Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, our operating results for the three-month and nine-month periods ended December 29, 2007, and our cash flows for the nine-month period ended December 29, 2007 are not necessarily indicative of the results and cash flows that may be expected for Fiscal 2008 as a whole.

Summary of Financial Performance

Operating Results

The Company’s business is dependent on consumer demand for its products. The Company believes that significant uncertainty in the U.S. macroeconomic environment, which became more pronounced in the second half of the calendar year, has negatively impacted the level of consumer spending for discretionary items in the U.S. Despite the more challenging U.S. retail environment that affects both the Company’s wholesale customers and U.S. retail channels, the Company continued to experience reported revenue growth for all quarters during Fiscal 2008. If the U.S. macroeconomic environment continues to be weak and/or spreads to markets outside of the U.S., these conditions could have a negative effect on the Company’s sales and margin growth rates for the remainder of the fiscal year and into Fiscal 2009.

Three Months Ended December 29, 2007 Compared to Three Months Ended December 30, 2006

During the three months ended December 29, 2007, we reported revenues of $1.270 billion, net income of $112.7 million and net income per diluted share of $1.08. This compares to revenues of $1.144 billion, net income of $110.5 million and net income per diluted share of $1.03 during the three months ended December 30, 2006. As discussed further below, the comparability of our operating results has been affected by recent acquisitions and the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standards (“FAS”) No. 109” (“FIN 48”), effective as of the beginning of Fiscal 2008.

On a reported basis, our operating performance for the three months ended December 29, 2007 was primarily driven by 11.0% revenue growth, led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in the first quarter of Fiscal 2008). This revenue growth was partially offset by a decline in gross profit percentage of 40 basis points to 53.3%, primarily due to the effects of our recent acquisitions, as well as an increase in selling, general and administrative (“SG&A”) expenses driven by these acquisitions and the overall growth in our business. Excluding the effects of acquisitions, revenues increased by 6.3%, led by our Wholesale segment (5.1% growth) and Retail segment (8.9% growth). Excluding the effects of acquisitions, gross profit as a percentage of net revenues increased 20 basis points primarily as a result of improved performance in our European wholesale operations, offset in part by increased domestic promotional activity.

Net income and net income per diluted share results improved compared to the three months ended December 30, 2006, principally due to a $19.5 million decrease in the provision for income taxes, partially offset by a $13.5 million decrease in operating income primarily related to the dilutive effect of purchase accounting and higher SG&A expenses associated with our recent acquisitions. The decrease in provision for income taxes reflected a 780 basis point decrease in our effective tax rate primarily as a result of tax reserve reductions associated with an accelerated audit settlement and the expiration of a statute of limitations.

Nine Months Ended December 29, 2007 Compared to Nine Months Ended December 30, 2006

During the nine months ended December 29, 2007, we reported revenues of $3.639 billion, net income of $316.3 million and net income per diluted share of $2.99. This compares to revenues of $3.264 billion, net income of $327.7 million and net income per diluted share of $3.04 during the nine months ended December 30, 2006.

On a reported basis, our operating performance for the nine months ended December 29, 2007 was primarily driven by 11.5% revenue growth, led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in the first quarter of Fiscal 2008). This revenue growth was partially offset by a decline in gross profit percentage of 50 basis points to 54.0%, primarily due to the purchase accounting effects of our recent acquisitions, as well as an increase in SG&A expenses driven by these acquisitions and the overall growth in our business. Excluding the effects of acquisitions, revenues increased by 6.7%, led by our Wholesale segment (5.9% growth) and Retail segment (8.3% growth). Excluding the effects of acquisitions, gross profit as a percentage of net revenues increased 50 basis points primarily due to improved performance in our European wholesale operations, offset in part by increased domestic promotional activity.

Net income and net income per diluted share results declined compared to the nine months ended December 30, 2006, principally due to a $23.3 million decrease in operating income primarily related to the dilutive effect of purchase accounting and higher SG&A expenses associated with our recent acquisitions. These decreases were offset in part by a decrease in the provision for income taxes of $12.6 million primarily due to a 70 basis point decrease in our effective tax rate. The decrease in our effective tax rate was primarily driven by tax reserve reductions associated with an accelerated audit settlement and the expiration of a statute of limitations, partially offset by the impact of applying FIN 48.

See “Transactions Affecting Comparability of Results of Operations and Financial Condition” described below for further discussion of the recent acquisitions and the adoption of FIN 48.

Financial Condition and Liquidity

Our financial position reflects the overall strength of our business results, the funding of our recent acquisitions and our increased share repurchase activity earlier in the fiscal year. We ended the third quarter of Fiscal 2008 in a net cash position (total cash and cash equivalents less total debt) of $186.1 million, compared to a net cash position of $165.1 million at the end of Fiscal 2007.

The increase in our net cash position during the nine months ended December 29, 2007 was primarily due to growth in operating cash flows and the inclusion of approximately $216 million of Impact 21’s cash on-hand acquired in connection with the Japanese Business Acquisitions (as defined and discussed under “Recent Developments”). These increases were partially offset by net cash used to fund the Japanese Business Acquisitions and our treasury stock repurchases. Our stockholders’ equity increased to $2.400 billion as of December 29, 2007, compared to $2.335 billion as of March 31, 2007. This increase was primarily due to our net income during the nine months ended December 29, 2007, offset in part by our increased share repurchase activity and a $62.5 million reduction in retained earnings in connection with the adoption of FIN 48.

We generated $699.8 million of cash from operations during the nine months ended December 29, 2007, compared to $654.1 million in the nine months ended December 30, 2006. We used our cash availability to reinvest in our business through capital spending and acquisitions, as well as in connection with our common stock repurchase program. In particular, we spent $151.7 million for capital expenditures primarily associated with retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure. We used $183.0 million primarily to fund the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition, net of cash acquired (see “Recent Developments” for further discussion). We also used $320.0 million to repurchase 3.6 million shares of Class A common stock.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three-month and nine-month periods ended December 29, 2007 has been affected by certain transactions, including:

•	Acquisitions that occurred in late Fiscal 2007 and the first quarter of Fiscal 2008. In particular, the Company completed the Japanese Business Acquisitions on May 29, 2007, the Small Leathergoods Business Acquisition on April 13, 2007 and the RL Media Minority Interest Acquisition on March 28, 2007 (each as subsequently defined and discussed under “Recent Developments”).

•	The adoption of the provisions of FIN 48 as of the beginning of Fiscal 2008 (April 1, 2007). In addition, this was partially offset by the subsequent reversal of tax reserves during the third quarter of Fiscal 2008 associated with an accelerated audit settlement and the expiration of a statute of limitations. The incremental impact of this change in accounting reduced the Company’s effective tax rate by 330 basis points during the three months ended December 29, 2007, primarily related to the reversal of tax reserves established in accordance with FIN 48. This contributed to the aggregate reduction of 780 basis points in the effective tax rate during the respective period. Conversely, the incremental impact of the adoption of FIN 48 increased the effective tax rate by 30 basis points during the nine months ended December 29, 2007. This impact includes an offsetting effect from the reversal of tax reserves established in accordance with FIN 48 and is included within the net aggregate reduction of 70 basis points in the effective tax rate during the respective period. See Note 4 to the accompanying unaudited interim consolidated financial statements for further discussion of the Company’s adoption of FIN 48.

•	Restructuring charges of $4.0 million recorded during the nine months ended December 30, 2006, primarily associated with the Club Monaco retail business. See Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion.

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Japanese Business Acquisitions

On May 29, 2007, the Company completed its previously announced transactions to acquire control of certain of its Japanese businesses that were formerly conducted under licensed arrangements, consistent with the Company’s long-term strategy of international expansion. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 Co., Ltd. (“Impact 21”) that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to approximately 97%. Impact 21 conducts the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a pre-existing, sub-license arrangement. In addition, the Company acquired the remaining 50% interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”), which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama and Seibu (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are herein referred to as the “Japanese Business Acquisitions.”

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. In January 2008, at an Impact 21 shareholders meeting, the Company obtained the necessary approvals to complete the process of acquiring the remaining approximately 3% of outstanding shares not exchanged as of the close of the tender offer period (the “minority squeeze-out”). The Company expects the minority squeeze-out to be successfully concluded early in Fiscal 2009, at an estimated aggregate cost of approximately $13 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and ¥20.5 billion (approximately $180 million as of December 29, 2007) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company expects to repay the borrowing by its maturity date in May 2008 using a portion of Impact 21’s cash on-hand, which approximated $216 million as of the end of the third quarter of Fiscal 2008.

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

Acquisition of Small Leathergoods Business

On April 13, 2007, the Company acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., the Company’s licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. (the “Small Leathergoods Business Acquisition”). The assets acquired from Kellwood will be operated under the name of “Polo Ralph Lauren Leathergoods” and will allow the Company to further expand its accessories business. The acquisition cost was approximately $10 million. Kellwood provided various transition services to the Company for a period of up to six months from the date of acquisition.

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

Other Developments

In Fiscal 2007, the Company formed the Ralph Lauren Watch and Jewelry Company, a joint venture with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group. The Company began to incur certain start-up costs in Fiscal 2008 to support the launch of this business. However, the business is not expected to generate any sales prior to Fiscal 2009 as products are currently scheduled to be launched in the spring of calendar 2009.

Also in Fiscal 2007, the Company announced plans to launch American Living, a new lifestyle brand created exclusively in the U.S. for J.C. Penney Company, Inc. (“JCPenney”) through its new Global Brand Concepts (“GBC”) group. The Company began to incur certain start-up costs in Fiscal 2008 to support the launch of this new product line. The Company also began shipping related product to JCPenney in December 2007 to support the launch of this new product line during February 2008.

See Note 5 to the accompanying unaudited interim consolidated financial statements for further discussion of the Company’s acquisitions and joint venture formed during the periods presented.

RESULTS OF OPERATIONS

Three Months Ended December 29, 2007 Compared to Three Months Ended December 30, 2006

The following table summarizes our three-month results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	December 29,	December 30,
	2007	2006	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,269.8	$1,143.7	$126.1	11.0%
Cost of goods sold(a)	(593.3)	(529.7)	(63.6)	12.0%

Gross profit	676.5	614.0	62.5	10.2%
Gross profit as % of net revenues	53.3%	53.7%
Selling, general and administrative expenses(a)	(492.2)	(426.8)	(65.4)	15.3%
SG&A as % of net revenues	38.8%	37.3%
Amortization of intangible assets	(13.6)	(3.0)	(10.6)	353.3%

Operating income	170.7	184.2	(13.5)	(7.3)%
Operating income as % of net revenues	13.4%	16.1%
Foreign currency gains (losses)	(2.2)	(1.3)	(0.9)	69.2%
Interest expense	(6.8)	(7.1)	0.3	(4.2)%
Interest and other income, net	2.5	6.9	(4.4)	(63.8)%
Equity in income (loss) of equity-method investees	(0.6)	1.4	(2.0)	(142.9)%
Minority interest expense	(0.1)	(3.3)	3.2	(97.0)%

Income before provision for income taxes	163.5	180.8	(17.3)	(9.6)%
Provision for income taxes	(50.8)	(70.3)	19.5	(27.7)%

Effective tax rate(b)	31.1%	38.9%
Net income	$112.7	$110.5	$2.2	2.0%

Net income per share — Basic	$1.11	$1.06	$0.05	4.7%

Net income per share — Diluted	$1.08	$1.03	$0.05	4.9%

(a)	Includes total depreciation expense of $39.4 million and $29.8 million for the three-month periods ended December 29, 2007 and December 30, 2006, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $126.1 million, or 11.0%, to $1.270 billion in the third quarter of Fiscal 2008 from $1.144 billion in the third quarter of Fiscal 2007. The increase was driven by a combination of organic growth, acquisitions and favorable foreign currency effects. Excluding the effect of acquisitions, net revenues increased by $72.5 million, or 6.3%. On a reported basis, wholesale revenues increased by $90.9 million primarily as a result of incremental revenues from the newly acquired Impact 21 and Small Leathergoods businesses, as well as the inclusion of revenues from a portion of the initial shipments of the American Living product line to JCPenney. The increase in net revenues also was driven by an increase of $48.1 million in our Retail segment revenues as a result of an increase in comparable global retail store sales, continued store expansion and growth in RalphLauren.com sales. The increase in net revenues was partially offset by a decrease of $12.9 million in licensing revenue, primarily due to a decrease in international licensing royalties as a result of the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment. Contributing to the decrease in licensing revenue was a net decrease in domestic licensing royalties, primarily due to the absence of approximately $8 million of minimum royalty and design-service fees received in connection with the termination of a licensing arrangement in the comparable prior fiscal year period.

Net revenues for our three business segments are provided below:

	Three Months Ended
	December 29,	December 30,
	2007	2006	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$626.7	$535.8	$90.9	17.0%
Retail	588.5	540.4	48.1	8.9%
Licensing	54.6	67.5	(12.9)	(19.1)%

Total net revenues	$1,269.8	$1,143.7	$126.1	11.0%

Wholesale net revenues — The net increase primarily reflects:

•	the inclusion of $63 million of revenues from the newly acquired Impact 21 and Small Leathergoods businesses, net of intercompany eliminations;

•	an approximate $3 million increase in our European businesses on a constant currency basis driven primarily by increased sales in our menswear product lines, partially offset by the timing of shipments;

•	an aggregate $12 million net increase in our U.S. businesses. The net increase was due to the inclusion of revenues attributable to a portion of the initial shipments of the American Living product line to JCPenney. The net increase was offset in part by declines in certain of our womenswear and childrenswear domestic product lines, primarily due to overall weaker sales at department stores and increased promotional activity attributable in part to the challenging U.S. retail environment (as discussed further in “Overview” section). The net increase also was offset by a net decline in our off-price channel denim business due to our continued integration efforts as we reposition the related product line; and

•	a $13 million increase in revenues due to a favorable foreign currency effect, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar in the third quarter of Fiscal 2008.

Retail net revenues — For purposes of the discussion of retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their location or newly renovated state for at least one full fiscal year. Comparable store sales information includes both Ralph Lauren and Club Monaco stores.

The increase in retail net revenues primarily reflects:

•	a $27 million aggregate net increase in comparable full-price and factory store sales on a global basis. This increase was due to an overall 5.7% increase in total comparable store sales driven by a 6.4% increase in comparable full-price Ralph Lauren store sales, a 0.4% increase in comparable full-price Club Monaco store sales, and a 6.2% increase in comparable factory store sales. Excluding a net aggregate favorable $9 million effect on revenues from foreign currency exchange rates, total comparable store sales increased 3.8%, comparable full-price Ralph Lauren store sales increased 3.8%, comparable full-price Club Monaco store sales increased 0.4%, and comparable factory store sales increased 4.4%;

•	a $12 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in global store count of 10 stores, to a total of 309 stores, compared to the Fiscal 2007 third quarter. The net increase in store count was primarily due to several new domestic and international full-price and factory store openings, partially offset by the closure of certain Polo Jeans factory stores during the past twelve months; and

•	a $9 million, or 22.8%, increase in sales at RalphLauren.com.

Licensing revenue — The net decrease primarily reflects:

•	a $6 million net decrease in international licensing royalties, primarily due to the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment; and

•	a $7 million net decrease in domestic licensing royalties, primarily due to the absence of approximately $8 million of minimum royalty and design-service fees received in connection with the termination of a licensing arrangement in the comparable prior fiscal year period. This decrease was partially offset by an increase in eyewear and fragrance-related royalties.

Cost of Goods Sold.  Cost of goods sold increased by $63.6 million, or 12.0%, to $593.3 million in the third quarter of Fiscal 2008 from $529.7 million in the third quarter of Fiscal 2007. Cost of goods sold expressed as a percentage of net revenues slightly increased to 46.7% for the three months ended December 29, 2007 from 46.3% for the three months ended December 30, 2006.

Gross Profit.  Gross profit increased by $62.5 million, or 10.2%, to $676.5 million in the third quarter of Fiscal 2008 from $614.0 million in the third quarter of Fiscal 2007. Gross profit as a percentage of net revenues decreased by 40 basis points to 53.3% for the three months ended December 29, 2007 from 53.7% for the three months ended December 30, 2006, primarily due to the effect of our recent acquisitions. Excluding the effect of acquisitions, gross profit increased by $41.8 million, or 6.8%, and gross profit as a percentage of net revenues increased 20 basis points for the three months ended December 29, 2007. The increase in gross profit as a percentage of net revenues was primarily due to improved performance in our European wholesale operations which generally carry higher margins. This increase was offset in part by increased domestic promotional activity.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $65.4 million, or 15.3%, to $492.2 million in the third quarter of Fiscal 2008 from $426.8 million in the third quarter of Fiscal 2007. SG&A expenses as a percent of net revenues increased to 38.8% for the three months ended December 29, 2007 from 37.3% for the three months ended December 30, 2006. The net 150 basis point increase was primarily associated with operating expenses at the Company’s newly acquired businesses and certain costs related to new business launches. The $65.4 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $19 million for our newly acquired Impact 21 and Small Leathergoods businesses, including costs incurred pursuant to transition service arrangements;

•	higher stock-based compensation expense of approximately $8 million primarily due to an increase in the Company’s share price as of the date of its annual equity award grant in the second quarter of Fiscal 2008 compared to the share price as of the comparable grant date in Fiscal 2007;

•	higher compensation-related expenses (excluding stock-based compensation) of approximately $12 million, principally relating to increased selling costs associated with higher retail and wholesale sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands;

•	an approximate $9 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open in Fiscal 2009; and

•	an approximate $11 million increase in SG&A expenses due to unfavorable foreign currency effects, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar in the third quarter of Fiscal 2008.

These increases were partially offset by the reversal of the excess portion of a reserve related to credit card matters in the amount of $3.5 million (see Note 14 to the accompanying unaudited interim consolidated financial statements for further discussion).

Amortization of Intangible Assets.  Amortization of intangible assets increased by $10.6 million, to $13.6 million in the third quarter of Fiscal 2008 from $3.0 million in the third quarter of Fiscal 2007. The net increase was primarily due to the amortization of intangible assets acquired in connection with the Company’s recent acquisitions. See “Recent Developments” for further discussion of the acquisitions.

Operating Income.  Operating income decreased by $13.5 million, or 7.3%, to $170.7 million in the third quarter of Fiscal 2008 from $184.2 million in the third quarter of Fiscal 2007. Operating income as a percentage of revenue decreased 270 basis points to 13.4% for the three months ended December 29, 2007 from 16.1% for the three months ended December 30, 2006, primarily due to the effect of purchase accounting relating to the acquisitions. Excluding the effect of acquisitions, operating income decreased by $1.5 million, or 0.8%, and operating income as a percentage of net revenues decreased 110 basis points during the three months ended December 29, 2007. The decrease in operating income as a percentage of net revenues primarily reflected the increase in SG&A expenses due to business expansion, partially offset by an increase in gross profit margin as previously discussed.

Operating income as reported for our three business segments is provided below:

	Three Months Ended
	December 29,	December 30,
	2007	2006	$ Change	% Change
	(millions)

Operating Income:
Wholesale	$104.3	$91.4	$12.9	14.1%
Retail	94.4	94.9	(0.5)	(0.5)%
Licensing	25.5	41.9	(16.4)	(39.1)%

	224.2	228.2	(4.0)	(1.8)%
Less:
Unallocated corporate expenses	(53.5)	(44.0)	(9.5)	21.6%

Total operating income	$170.7	$184.2	$(13.5)	(7.3)%

Wholesale operating income increased by $12.9 million, including the favorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effects of these acquisitions, wholesale operating income increased by $8.9 million driven by increased net sales, including American Living, and improved gross margin rates primarily in our European wholesale operations, offset in part by increased domestic promotional activity. The increase was partially offset by higher SG&A expenses in support of new product lines.

Retail operating income decreased by $0.5 million, including the unfavorable effects from purchase accounting related to the RL Media Minority Interest Acquisition. Excluding the effects of the acquisition, retail operating income increased by $0.4 million primarily as a result of increased net sales, offset in part by increased domestic markdown activity. The increase was also partially offset by higher occupancy costs, and increased selling-related salaries and associated costs.

Licensing operating income decreased by $16.4 million, including the unfavorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effects of these acquisitions, licensing operating income decreased by $1.3 million primarily due to a net decrease in domestic licensing royalties as a result of the absence of approximately $8 million of minimum royalty and design-service fees received in connection with the termination of a licensing arrangement in the comparable prior fiscal year period.

Unallocated corporate expenses increased by $9.5 million, primarily as a result of increases in brand-related marketing costs, and compensation-related and facilities costs to support the ongoing growth of our businesses. The increase in compensation-related costs includes higher stock-based compensation expense as previously discussed under SG&A expenses. These increases were partially offset by the reversal of the excess portion of a reserve related to credit card matters in the amount of $3.5 million (see Note 14 to the accompanying unaudited interim consolidated financial statements for further discussion).

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $2.2 million in the third quarter of Fiscal 2008, compared to a loss of $1.3 million in the third quarter of Fiscal 2007. Foreign currency losses increased compared to the corresponding period in Fiscal 2007 primarily due to the timing of the settlement of third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs and the loss (gain) on interest rate swap hedging contracts, if any. Interest expense decreased by $0.3 million to $6.8 million in the third quarter of Fiscal 2008 from $7.1 million in the third quarter of Fiscal 2007. The net decrease is primarily due to the absence of overlapping interest on debt during the period between the issuance of the 2006 Euro Debt and the repayment of the 1999 Euro Debt in the comparable prior fiscal year period, offset in part by additional borrowings of ¥20.5 billion (approximately $180 million as of December 29, 2007) undertaken during the first quarter of Fiscal 2008 in connection with the Japanese Business Acquisitions (see “Debt and Covenant Compliance” for further discussion of these borrowings).

Interest and Other Income, net.  Interest and other income, net, decreased by $4.4 million to $2.5 million in the third quarter of Fiscal 2008 from $6.9 million in the third quarter of Fiscal 2007. This decrease was principally driven by lower average interest rates, lower balances on our invested excess cash and higher transaction-related costs.

Equity in Income (Loss) of Equity-Method Investees.  Equity in loss of equity-method investees was $0.6 million in the third quarter of Fiscal 2008. This loss related to certain start-up costs associated with the recently formed joint venture, RL Watch Company, which the Company accounts for under the equity method of accounting. Equity in income of equity-method investees was $1.4 million in the third quarter of Fiscal 2007 and related to Impact 21, which was previously accounted for as an equity-method investment. In May 2007, the Company acquired the outstanding shares of Impact 21 that it did not previously own in a cash tender offer, thereby increasing its ownership in Impact 21 to approximately 97%. The results of operations for Impact 21 have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, no equity income related to Impact 21 was recorded in the third quarter of Fiscal 2008. See “Recent Developments” for further discussion of the Company’s Impact 21 Acquisition.

Minority Interest Expense.  Minority interest expense decreased by $3.2 million, to $0.1 million in the third quarter of Fiscal 2008 from $3.3 million in the third quarter of Fiscal 2007. The decrease is related to the Company’s acquisitions of the remaining 50% interest in RL Media held by the minority partners in March 2007 and the remaining 50% interest in PRL Japan in May 2007. Minority interest expense for the third quarter of Fiscal 2008 solely represents the allocation of Impact 21’s net income to the holders of the remaining approximate 3% interest not owned by the Company as of the respective quarter-end. See “Recent Developments” for further discussion of the Company’s acquisitions.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $19.5 million, or 27.7%, to $50.8 million in the third quarter of Fiscal 2008 from $70.3 million in the third quarter of Fiscal 2007. This decrease was primarily due to a decrease in our reported effective tax rate of 780 basis points to 31.1% for the three months ended December 29, 2007 from 38.9% for the three months ended December 30, 2006, and a decrease in pretax income during the third quarter of Fiscal 2008 compared to the third quarter of Fiscal 2007. The lower effective tax rate is primarily due to tax reserve reductions associated with an accelerated audit settlement and the expiration of a statute of limitations, partially offset by certain higher, non-deductible expenses under § 162(m) of the Internal Revenue Code. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change on an annual and quarterly basis based on non-recurring and recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies. See “Critical Accounting Policies” for a discussion on the accounting for uncertain tax positions and the Company’s adoption of FIN 48 as of the beginning of Fiscal 2008.

Net Income.  Net income increased by $2.2 million, or 2.0%, to $112.7 million in the third quarter of Fiscal 2008 from $110.5 million in the third quarter of Fiscal 2007. The increase in net income principally related to the

$19.5 million decrease in provision for income taxes discussed above, partially offset by the $13.5 million decrease in operating income.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.05, or 4.9%, to $1.08 per share in the third quarter of Fiscal 2008 from $1.03 per share in the third quarter of Fiscal 2007. The increase in diluted per share results was primarily due to the higher level of net income and lower weighted-average diluted shares outstanding for the three months ended December 29, 2007 compared to the corresponding period in the prior fiscal year.

Nine Months Ended December 29, 2007 Compared to Nine Months Ended December 30, 2006

The following table summarizes our nine-month results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Nine Months Ended
	December 29,	December 30,
	2007	2006	$ Change	% Change
	(millions, except per share data)

Net revenues	$3,639.2	$3,264.1	$375.1	11.5%
Cost of goods sold(a)	(1,675.4)	(1,486.0)	(189.4)	12.7%

Gross profit	1,963.8	1,778.1	185.7	10.4%
Gross profit as % of net revenues	54.0%	54.5%
Selling, general and administrative expenses(a)	(1,418.9)	(1,229.2)	(189.7)	15.4%
SG&A as % of net revenues	39.0%	37.7%
Amortization of intangible assets	(35.7)	(12.4)	(23.3)	187.9%
Restructuring charges	—	(4.0)	4.0	(100.0)%

Operating income	509.2	532.5	(23.3)	(4.4)%
Operating income as % of net revenues	14.0%	16.3%
Foreign currency gains (losses)	(4.3)	(1.2)	(3.1)	258.3%
Interest expense	(18.9)	(16.0)	(2.9)	18.1%
Interest and other income, net	16.2	15.4	0.8	5.2%
Equity in income (loss) of equity-method investees	(1.2)	3.1	(4.3)	(138.7)%
Minority interest expense	(2.1)	(10.9)	8.8	(80.7)%

Income before provision for income taxes	498.9	522.9	(24.0)	(4.6)%
Provision for income taxes	(182.6)	(195.2)	12.6	(6.5)%

Effective tax rate(b)	36.6%	37.3%
Net income	$316.3	$327.7	$(11.4)	(3.5)%

Net income per share — Basic	$3.08	$3.13	$(0.05)	(1.6)%

Net income per share — Diluted	$2.99	$3.04	$(0.05)	(1.6)%

(a)	Includes total depreciation expense of $111.9 million and $91.8 million for the nine-month periods ended December 29, 2007 and December 30, 2006, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $375.1 million, or 11.5%, to $3.639 billion during the nine months ended December 29, 2007 from $3.264 billion during the nine months ended December 30, 2006. The increase was driven by a combination of organic growth, acquisitions and favorable foreign currency effects. Excluding the effect of acquisitions, net revenues increased by $217.6 million, or 6.7%. On a reported basis, wholesale revenues increased by $285.5 million, primarily as a result of incremental revenues from the newly acquired Impact 21 and

Small Leathergoods businesses, the inclusion of revenues from a portion of the initial shipments of the American Living product line to JCPenney and increased sales in our global menswear and womenswear product lines, primarily driven by strong performance in Europe. The increase in net revenues also was driven by an increase of $115.5 million in our Retail segment revenues as a result of an increase in comparable global retail store sales, continued store expansion and growth in RalphLauren.com sales. The increase in net revenues was partially offset by a decrease of $25.9 million in licensing revenue, primarily due to a decrease in international licensing royalties as a result of the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment. Contributing to the decrease in licensing revenue was a net decrease in domestic licensing royalties, primarily due to the absence of approximately $8 million of minimum royalty and design-service fees received in connection with the termination of a licensing arrangement in the comparable prior fiscal year period.

Net revenues for our three business segments are provided below:

	Nine Months Ended
	December 29,	December 30,
	2007	2006	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$1,972.5	$1,687.0	$285.5	16.9%
Retail	1,512.5	1,397.0	115.5	8.3%
Licensing	154.2	180.1	(25.9)	(14.4)%

Total net revenues	$3,639.2	$3,264.1	$375.1	11.5%

Wholesale net revenues — The net increase primarily reflects:

•	the inclusion of $187 million of revenues from the newly acquired Impact 21 and Small Leathergoods businesses, net of intercompany eliminations;

•	an approximate $47 million increase in our European businesses on a constant currency basis driven by increased sales in our menswear and womenswear product lines;

•	an aggregate $16 million net increase in our U.S. businesses. The net increase was due to the inclusion of revenues attributable to a portion of the initial shipments of the American Living product line to JCPenney. The net increase was offset in part by declines in our childrenswear product lines, primarily due to overall weaker sales at department stores and increased promotional activity attributable in part to the challenging U.S. retail environment (as discussed further in “Overview” section). The net increase also was offset by a net decline in our off-price channel denim business due to our continued integration efforts as we reposition the related product line; and

•	a $36 million increase in revenues due to a favorable foreign currency effect, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar during the nine months ended December 29, 2007.

Retail net revenues — The net increase primarily reflects:

•	a $79 million aggregate net increase in comparable full-price and factory store sales on a global basis. This increase was due to an overall 6.4% increase in total comparable store sales driven by a 7.2% increase in comparable full-price Ralph Lauren store sales, a 4.1% increase in comparable full-price Club Monaco store sales, and a 6.4% increase in comparable factory store sales. Excluding a net aggregate favorable $19 million effect on revenues from foreign currency exchange rates, total comparable store sales increased 4.8%, comparable full-price Ralph Lauren store sales increased 5.2%, comparable full-price Club Monaco store sales increased 4.1%, and comparable factory store sales increased 4.8%;

•	a $15 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in global store count of 4 stores, to a total of 309 stores, compared to the nine months ended December 30, 2006. The net increase in store count was primarily due to several new domestic and international full-price and factory store openings, partially offset by the closure of certain Polo Jeans factory stores during the past twelve months; and

•	a $21 million, or 23.7%, increase in sales at RalphLauren.com.

Licensing revenue — The net decrease primarily reflects:

•	a $18 million net decrease in international licensing royalties, primarily due to the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment; and

•	a $8 million net decrease in domestic licensing royalties, primarily due to a decrease in Home licensing royalties and the absence of approximately $8 million of minimum royalty and design-service fees received in connection with the termination of a licensing arrangement in the comparable prior fiscal year period. These decreases were partially offset by an increase in eyewear-related royalties as a result of the licensing agreement entered into with Luxottica, which took effect on January 1, 2007.

Cost of Goods Sold.  Cost of goods sold increased by $189.4 million, or 12.7%, to $1.675 billion during the nine months ended December 29, 2007 from $1.486 billion during the nine months ended December 30, 2006. Cost of goods sold expressed as a percentage of net revenues increased to 46.0% for the nine months ended December 29, 2007 from 45.5% for the nine months ended December 30, 2006, primarily due to the effects of purchase accounting associated with the RL Media Minority Interest Acquisition and the Japanese Business Acquisitions.

Gross Profit.  Gross profit increased by $185.7 million, or 10.4%, to $1.964 billion during the nine months ended December 29, 2007 from $1.778 billion during the nine months ended December 30, 2006. Gross profit as a percentage of net revenues decreased by 50 basis points to 54.0% for the nine months ended December 29, 2007 from 54.5% for the nine months ended December 30, 2006, primarily due to the effect of our recent acquisitions. Excluding the effect of acquisitions, gross profit increased by $135.9 million, or 7.6%, and gross profit as a percentage of net revenues increased 50 basis points for the nine months ended December 29, 2007. The increase in gross profit as a percentage of net revenues was primarily due to improved performance in our European wholesale operations which generally carry higher margins, offset in part by increased domestic promotional activity.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $189.7 million, or 15.4%, to $1.419 billion during the nine months ended December 29, 2007 from $1.229 billion during the nine months ended December 30, 2006. SG&A expenses as a percent of net revenues increased to 39.0% for the nine months ended December 29, 2007 from 37.7% for the nine months ended December 30, 2006. The net 130 basis point increase was primarily associated with operating expenses at the Company’s newly acquired businesses and certain costs related to new business launches. The $189.7 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $56 million for our newly acquired Impact 21 and Small Leathergoods businesses, including costs incurred pursuant to transition service arrangements;

•	higher stock-based compensation expense of approximately $18 million primarily due to an increase in the Company’s share price as of the date of its annual equity award grant in the third quarter of Fiscal 2008 compared to the share price as of the comparable grant date in Fiscal 2007;

•	higher compensation-related expenses (excluding stock-based compensation) of approximately $43 million, principally relating to increased selling costs associated with higher retail and wholesale sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands;

•	an approximate $24 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open in Fiscal 2009;

•	an approximate $20 million increase in depreciation expense primarily associated with retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure; and

•	an approximate $25 million increase in SG&A expenses due to unfavorable foreign currency effects, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar during the nine months ended December 29, 2007.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $23.3 million, to $35.7 million during the nine months ended December 29, 2007 from $12.4 million during the nine months ended December 30, 2006. The net increase was primarily due to the amortization of intangible assets acquired in connection with the Company’s recent acquisitions. See “Recent Developments” for further discussion of the acquisitions.

Restructuring Charges.  Restructuring charges of $4.0 million were recognized during the nine months ended December 30, 2006 associated with the Club Monaco retail business. No significant restructuring charges were recognized during the nine months ended December 29, 2007. See Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion.

Operating Income.  Operating income decreased by $23.3 million, or 4.4%, to $509.2 million during the nine months ended December 29, 2007 from $532.5 million during the nine months ended December 30, 2006. Operating income as a percentage of revenue decreased 230 basis points, to 14.0% for the nine months ended December 29, 2007 from 16.3% for the nine months ended December 30, 2006, primarily due to the effect of purchase accounting relating to the acquisitions. Excluding the effect of acquisitions, operating income increased by $14.4 million, or 2.7%, while operating income as a percentage of net revenues decreased 60 basis points during the nine months ended December 29, 2007. The decrease in operating income as a percentage of net revenues primarily reflected the increase in SG&A expenses due to business expansion, partially offset by an increase in gross profit margin as previously discussed.

Operating income as reported for our three business segments is provided below:

	Nine Months Ended
	December 29,	December 30,
	2007	2006	$ Change	% Change
	(millions)

Operating Income:
Wholesale	$387.7	$339.0	$48.7	14.4%
Retail	210.3	226.3	(16.0)	(7.1)%
Licensing	70.1	105.8	(35.7)	(33.7)%

	668.1	671.1	(3.0)	(0.4)%
Less:
Unallocated corporate expenses	(158.9)	(134.6)	(24.3)	18.1%
Unallocated restructuring charges	—	(4.0)	4.0	(100.0)%

Total operating income	$509.2	$532.5	$(23.3)	(4.4)%

Wholesale operating income increased by $48.7 million, including the favorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effects of these acquisitions, wholesale operating income increased by $34.2 million primarily as a result of increased net sales, including American Living, and improved gross margin rates primarily in our European wholesale operations, offset in part by increased domestic promotional activity. The increase was partially offset by higher SG&A expenses in support of our new product lines.

Retail operating income decreased by $16.0 million, including the unfavorable effects from purchase accounting related to the RL Media Minority Interest Acquisition. Excluding the effects of the acquisition, retail operating income decreased by $5.7 million primarily as a result of an increase in occupancy costs principally related to worldwide store expansion, as we continue to develop and invest in our existing retail concepts and formats, and increased domestic markdown activity. The decrease also reflected an increase in selling-related salaries and associated costs, as well as increased fulfillment costs associated with higher sales at RalphLauren.com.

Licensing operating income decreased by $35.7 million, including the unfavorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effects of these acquisitions, licensing operating income increased by $6.2 million primarily due to an increase in eyewear-related royalties. This increase was partially offset by a net decrease in domestic licensing royalties as a result of a decrease in Home licensing royalties and the absence of approximately $8 million of minimum royalty and design-service fees received in connection with the termination of a licensing arrangement in the comparable prior fiscal year period.

Unallocated corporate expenses increased by $24.3 million, primarily as a result of increases in brand-related marketing costs, including costs associated with various events related to the Company’s 40th anniversary, and compensation-related and facilities costs to support the ongoing growth of our businesses. The increase in compensation-related costs includes higher stock-based compensation expense as previously discussed under SG&A expenses.

Unallocated restructuring charges amounted to $4.0 million for the nine months ended December 30, 2006 and were associated with the Club Monaco retail business. See Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion. No significant restructuring charges were recognized for the nine months ended December 29, 2007.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $4.3 million for the nine months ended December 29, 2007, compared to a loss of $1.2 million for the nine months ended December 30, 2006. Foreign currency losses increased compared to the corresponding period in the prior fiscal year primarily due to a $1.6 million write-off of foreign currency option contracts, entered into to manage certain foreign currency exposures associated with the Japanese Business Acquisitions, which expired unexercised, and the timing of the settlement of third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs and the loss (gain) on interest rate swap hedging contracts, if any. Interest expense increased by $2.9 million to $18.9 million for the nine months ended December 29, 2007 from $16.0 million for the nine months ended December 30, 2006. The increase is primarily due to additional borrowings undertaken during the first quarter of Fiscal 2008 in connection with the Japanese Business Acquisitions (see “Debt and Covenant Compliance” for further discussion), as well as the higher principal amount of our outstanding Euro denominated debt. This increase was partially offset by the absence of overlapping interest on debt during the period between the issuance of the 2006 Euro Debt and the repayment of the 1999 Euro Debt in the comparable prior fiscal year period.

Interest and Other Income, net.  Interest and other income, net, increased by $0.8 million, to $16.2 million for the nine months ended December 29, 2007 from $15.4 million for the nine months ended December 30, 2006. This increase was primarily driven by higher average interest rates and higher balances on our invested excess cash, partially related to the inclusion of Impact 21’s cash on-hand acquired in connection with the Japanese Business Acquisitions.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $1.2 million for the nine months ended December 29, 2007 related to certain start-up costs associated with the recently formed joint venture, RL Watch Company, which the Company accounts for under the equity method of accounting. The equity in income of equity-method investees of $3.1 million for the nine months ended December 30, 2006 related to Impact 21, which was previously accounted for as an equity-method investment. The results of operations for Impact 21 have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, no equity income related to Impact 21 was recorded during the nine months ended December 29, 2007. See “Recent Developments” for further discussion of the Company’s Impact 21 Acquisition.

Minority Interest Expense.  Minority interest expense decreased by $8.8 million, to $2.1 million during the nine months ended December 29, 2007 from $10.9 million during the nine months ended December 30, 2006. The decrease is related to the Company’s acquisition of the remaining 50% interests in RL Media and PRL Japan. This decrease was partially offset by an increase related to the allocation of Impact 21’s net income to the holders of the approximate 80% interest not owned by the Company prior to the closing date of the related tender offer and to the holders of the remaining approximate 3% interest not owned by the Company as of the end of the third quarter of Fiscal 2008. See “Recent Developments” for further discussion of the Company’s acquisitions.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $12.6 million, or 6.5%, to $182.6 million during the nine months ended December 29, 2007 from $195.2 million during the nine months ended December 30, 2006. This decrease was primarily due to a decrease in our reported effective tax rate of 70 basis points, to 36.6% for the nine months ended December 29, 2007 from 37.3% for the nine months ended December 30, 2006, and a decrease in pretax income during the nine months ended December 29, 2007 compared to the nine months ended December 30, 2006. The lower effective tax rate is primarily due to tax reserve reductions associated with an accelerated audit settlement and the expiration of a statute of limitations, partially offset by the impact of applying FIN 48 (as further defined and discussed in Note 4 to the accompanying unaudited interim consolidated financial statements), an increase due to a change in the geographic mix of earnings, and certain higher, non-deductible expenses under § 162(m) of the Internal Revenue Code. See “Critical Accounting Policies” for a discussion on the accounting for uncertain tax positions and the Company’s adoption of FIN 48 as of the beginning of Fiscal 2008.

Net Income.  Net income decreased by $11.4 million, or 3.5%, to $316.3 million for the nine months ended December 29, 2007 from $327.7 million for the nine months ended December 30, 2006. The decrease in net income principally related to the $23.3 million decrease in operating income, partially offset by the $12.6 million decrease in provision for income taxes discussed above. Contributing to the decrease was a net dilutive effect related to the Company’s recent acquisitions, including approximately $45 million of non-cash amortization of intangible assets and inventory. See “Recent Developments” for further discussion of the Company’s acquisitions.

Net Income Per Diluted Share.  Net income per diluted share decreased by $0.05, or 1.6%, to $2.99 per share for the nine months ended December 29, 2007 from $3.04 per share for the nine months ended December 30, 2006. The decrease in diluted per share results was primarily due to a net dilutive effect related to the Company’s recent acquisitions and the lower level of net income, partially offset by lower weighted-average diluted shares outstanding for the nine months ended December 29, 2007 compared to the corresponding period in the prior fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	December 29,	March 31,
	2007	2007	$ Change
	(millions)

Cash and cash equivalents	$804.4	$563.9	$240.5
Current maturities of debt	(179.8)	—	(179.8)
Long-term debt	(438.5)	(398.8)	(39.7)

Net cash (debt)(a)	$186.1	$165.1	$21.0

Short-term investments	$20.0	$—	$20.0
Stockholders’ equity	$2,400.1	$2,334.9	$65.2

(a)	“Net cash” is defined as total cash and cash equivalents less total debt and “net debt” is defined as total debt less total cash and cash equivalents.

The increase in the Company’s net cash position during the nine months ended December 29, 2007 was primarily due to its growth in operating cash flows and the inclusion of approximately $216 million of Impact 21’s cash on-hand acquired in connection with the Japanese Business Acquisitions. These increases were partially offset by net cash used to fund the Japanese Business Acquisitions and the Company’s increased share repurchase activity. As part of the Japanese Business Acquisitions, the Company borrowed ¥20.5 billion (approximately $180 million as of December 29, 2007) under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company used the proceeds from these borrowings and available cash-on hand to fund the Japanese Business Acquisitions. In addition, the Company spent $151.7 million for capital expenditures and used $320.0 million to repurchase 3.6 million shares of Class A common stock. The increase in stockholders’ equity was primarily due to the Company’s net income during the nine months ended December 29, 2007, offset in part by an increase in treasury stock as a result of the Company’s common stock repurchase program and a reduction in retained earnings of $62.5 million in connection with the adoption of FIN 48.

Cash Flows

	Nine Months Ended
	December 29,	December 30,
	2007	2006	$ Change
	(millions)

Net cash provided by operating activities	$699.8	$654.1	$45.7
Net cash used in investing activities	(372.1)	(157.7)	(214.4)
Net cash provided by (used in) financing activities	(122.9)	(40.3)	(82.6)
Effect of exchange rate changes on cash and cash equivalents	35.7	10.0	25.7

Net increase (decrease) in cash and cash equivalents	$240.5	$466.1	$(225.6)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $699.8 million during the nine months ended December 29, 2007, compared to $654.1 million for the nine months ended December 30, 2006. This $45.7 million net increase in operating cash flow was driven primarily by improved cash collections in the Company’s Wholesale segment and increases in depreciation and amortization. The increase in operating cash flow was offset in part by the decrease in net income and higher tax payments during the nine months ended December 29, 2007.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $372.1 million for the nine months ended December 29, 2007, as compared to $157.7 million for the nine months ended December 30, 2006. The net increase in cash used in investing activities was primarily due to acquisition-related activities. During the nine months ended December 29, 2007, the Company used $183.0 million principally to fund the Japanese Business Acquisitions, net of cash acquired, and the Small Leathergoods Business Acquisition. There were no significant acquisition-related activities during the nine months ended December 30, 2006. In addition, net cash used in investing activities for the nine months ended December 29, 2007 included $151.7 million relating to capital expenditures, as compared to $104.0 million for the nine months ended December 30, 2006. The increase in capital expenditures is primarily associated with retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure, including showrooms related to our new businesses.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $122.9 million for the nine months ended December 29, 2007, as compared to $40.3 million for the nine months ended December 30, 2006. The increase in net cash used in financing activities principally related to increased repurchases of the Company’s Class A common stock pursuant to the Company’s common stock repurchase program. Approximately 3.6 million shares of Class A common stock at a cost of $320.0 million were repurchased during the nine months ended December 29, 2007, as compared to approximately 3.0 million shares of Class A common stock at a cost of $180.5 million during the nine months ended December 30, 2006. The increase in net cash used in financing activities was partially offset by the receipt of proceeds from borrowings of ¥20.5 billion (approximately $169 million as of the borrowing date) under a one-year term loan agreement in connection with the Japanese Business Acquisitions during the nine months ended December 29, 2007. On a comparative basis, net cash used in financing activities for the nine months ended December 30, 2006 included the receipt of proceeds from the issuance of €300 million principal amount ($380.0 million) of 2006 Euro Debt, offset in part by the repayment of approximately €227 million principal amount ($291.6 million) of 1999 Euro Debt.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, $450 million of availability under its credit facility, available cash and equivalents, short-term investments and other potential sources of financial capacity relating to its conservative capital structure. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, retail store expansion, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that the Company’s existing resources of cash will be sufficient to support its operating and capital requirements for the foreseeable future, including the finalization of acquisitions and plans for business expansion previously discussed under the section entitled “Recent Developments.”

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no revolving credit borrowings outstanding under its credit facility as of December 29, 2007. However, as discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development.

In May 2007, the Company completed the Japanese Business Acquisitions. These transactions were funded with available cash on-hand and ¥20.5 billion (approximately $180 million as of December 29, 2007) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility (the “Term Loan”). Borrowings under the Term Loan bear interest at a fixed rate of 1.2%. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan in May 2008. The Company expects to repay the borrowing by its maturity date using a portion of Impact 21’s cash on-hand, which approximated $216 million as of the end of the third quarter of Fiscal 2008.

Common Stock Repurchase Program

In August 2007, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allowed the Company to repurchase up to an additional $250 million of the Company’s Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the nine months ended December 29, 2007, 3.6 million shares of Class A common stock were repurchased at a cost of $320 million under the expanded and pre-existing programs. The remaining availability under the common stock repurchase program was approximately $298 million as of December 29, 2007.

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

The Company declared a quarterly dividend of $0.05 per outstanding share in the third quarter of both Fiscal 2008 and Fiscal 2007. The aggregate amount of dividend payments was $15.5 million during the nine months ended December 29, 2007, compared to $15.7 million during the nine months ended December 30, 2006.

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

As of December 29, 2007, the carrying value of the 2006 Euro Debt was $438.5 million, compared to $398.8 million as of March 31, 2007. Refer to Note 11 to the accompanying unaudited interim consolidated financial statements for discussion of the designation of the Company’s 2006 Euro Debt as a hedge of its net investment in certain of its European subsidiaries.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of December 29, 2007, there were no revolving credit borrowings outstanding under the Credit Facility, but the Company was contingently liable for $33.2 million of outstanding letters of credit (primarily relating to inventory purchase commitments). In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of a ¥20.5 billion loan equal to approximately $180 million as of December 29, 2007. The Term Loan was made to Polo JP Acqui B.V., a wholly owned subsidiary of the Company, and is guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The Term Loan is in addition to the revolving line of credit previously available under the Credit Facility. The proceeds of the Term Loan have been used to finance the Japanese Business Acquisitions. Borrowings under the Term Loan bear interest at a fixed rate of 1.2%. The maturity date of the Term Loan is on the 12-month anniversary of the drawing date of the Term Loan in May 2008. The Company expects to repay the borrowing by its maturity date using a portion of Impact 21’s cash on-hand, which approximated $216 million as of the end of the third quarter of Fiscal 2008. See “Recent Developments” for further discussion of the Japanese Business Acquisitions.

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

As of December 29, 2007, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 13 of the Fiscal 2007 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

Contractual and Other Obligations

A significant change in the Company’s contingent obligations as of December 29, 2007 related to the liability for unrecognized tax benefits of $168.3 million recognized as a result of the adoption of FIN 48.

MARKET RISK MANAGEMENT

As discussed in Note 14 to the Company’s audited consolidated financial statements included in its Fiscal 2007 10-K and Note 11 to the accompanying unaudited interim consolidated financial statements, the Company is exposed to market risk arising from changes in market rates and prices, particularly movements in foreign currency exchange rates and interest rates. The Company manages these exposures through operating and financing activities and, when appropriate, through the use of derivative financial instruments, generally consisting of interest rate swap agreements and foreign exchange forward contracts.

On October 10, 2007, the Company entered into a forward foreign exchange contract for the right to purchase €13.5 million at a fixed rate. This contract hedges the foreign currency exposure related to the annual Euro interest payment due on October 6, 2008 for Fiscal 2009 in connection with the Company’s outstanding 2006 Euro Debt. In accordance with FAS 133, the contract has been designated as a cash flow hedge. Since neither the terms of the hedge contract or the underlying exposure have changed, as permitted by FAS 133, the related gains of $0.6 million have been reclassified from stockholders’ equity to earnings to offset the related transaction loss arising from the remeasurement of the associated foreign-currency-denominated accrued interest liability during the nine months ended December 29, 2007.

On April 2, 2007, the Company entered into a forward foreign exchange contract for the right to purchase €13.5 million at a fixed rate. This contract hedged the foreign currency exposure related to the annual Euro interest payment made on October 4, 2007 for Fiscal 2008 in connection with the Company’s outstanding 2006 Euro Debt. In accordance with FAS 133, the contract was designated as a cash flow hedge. Since neither the terms of the hedge contract or the underlying exposure changed through the maturity of the hedge, as permitted by FAS 133, the related gains of $0.9 million were reclassified from stockholders’ equity to earnings to offset the related transaction loss arising from the remeasurement of the associated foreign-currency-denominated accrued interest liability during the nine months ended December 29, 2007.

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

As of December 29, 2007, other than the aforementioned foreign exchange contracts executed during the nine months ended December 29, 2007, there have been no other significant changes in the Company’s interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures. While the U.S. dollar has weakened significantly against most other major currencies since the end of Fiscal 2007, the Company seeks to mitigate its exposure to these changes through its hedging programs.

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

Uncertain tax positions are classified as current only when the Company expects to pay cash within the next 12 months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statement of operations and are classified on the consolidated balance sheet with the related liability for unrecognized tax benefits.

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

As of December 29, 2007, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 29, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the first quarter of Fiscal 2008, the Company acquired control of certain of its Japanese businesses that were formerly conducted under pre-existing licensed arrangements. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (as further defined and discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). The Company is currently in the process of evaluating Impact 21’s internal controls. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company anticipates that Impact 21 will be excluded from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of March 29, 2008. In the aggregate, Impact 21 represented 13.4% of the total consolidated assets (including purchase accounting allocations), 4.7% of total consolidated revenues and 3.7% of total consolidated operating income of the Company as of and for the nine months ended December 29, 2007.

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

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. As of the end of Fiscal 2007, the Company had recorded a total reserve of $5 million for this matter based on its best estimate of exposure at that time. While the final settlement of this matter is pending approval by the credit card issuers, the Company’s Canadian credit card processor returned half of the funds previously escrowed to cover potential claims during the third quarter of Fiscal 2008. Accordingly, based on the progress in this matter and the available evidence to date, the Company does not expect that the ultimate resolution of this matter will exceed $1.5 million. As a result, the Company reversed the $3.5 million excess portion of its reserve into income during the third quarter of Fiscal 2008.

The Company is cooperating with law enforcement authorities in both the U.S. and Canada in their investigations of these matters.

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court for the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. We believe this lawsuit to be without merit, and moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. A hearing on these motions occurred on November 1, 2007. The judge presiding in this case is expected to provide a written ruling with respect to this summary judgment hearing in the next several months. A trial date is not yet set but the Company does not currently anticipate that a trial will occur during Fiscal 2008. We intend to continue to contest this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendants’ marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, we filed an appeal of the judge’s decision to deny our motion for a new trial to the U.S. Court of Appeals for the Third Circuit. An oral argument with respect to the Company’s appeal was held on November 15, 2007, but a decision with respect to this appeal has not yet been rendered by the Second Circuit.

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

During the fiscal quarter ended December 29, 2007, there were 6,570 shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan. There were no shares repurchased by the Company as part of the publicly announced plans or programs. The remaining availability under the Company’s common stock repurchase program was approximately $298 million as of December 29, 2007.

Item 6.	Exhibits.

10.1	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan, as amended as of August 9, 2007.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 6, 2008