Form 10-K
period 2008-03-29
POLO RALPH LAUREN CORP
filed 2008-05-28
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was approximately $4,508,924,339 as of September 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

At May 16, 2008, 56,137,762 shares of the registrant’s Class A common stock, $.01 par value and 43,280,021 shares of the registrant’s Class B common stock, $.01 par value were outstanding.

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of March 29, 2008.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described in this Form 10-K under the heading of “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WEBSITE ACCESS TO COMPANY REPORTS

Our investor website is http://investor.ralphlauren.com. We were incorporated in June 1997 under the laws of the State of Delaware. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available at our investor website under the caption “SEC Filings” promptly after we electronically file such materials with or furnish such materials to the SEC. Information relating to corporate governance at Polo Ralph Lauren Corporation, including our Corporate Governance Policies, our Code of Business Conduct and Ethics for all directors, officers, and employees, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Polo Ralph Lauren Corporation securities by directors and executive officers, is available at our website under the captions “Corporate Governance” and “SEC Filings.” Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Polo Ralph Lauren Corporation, 625 Madison Avenue, New York, New York 10022.

In this Form 10-K, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as “licensing alliances.” Our fiscal year ends on the Saturday nearest to March 31. All references to “Fiscal 2008” represent the 52-week fiscal year ended March 29, 2008. All references to “Fiscal 2007” represent the 52-week fiscal year ended March 31, 2007. All references to “Fiscal 2006” represent the 52-week fiscal year ended April 1, 2006.

PART I

Item 1.	Business

General

Polo Ralph Lauren Corporation, founded in 1967 by Ralph Lauren, is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. We believe that our global reach, breadth of product and multi-channel distribution is unique among luxury and apparel companies. We operate in three distinct but integrated segments: Wholesale, Retail and Licensing. During the past several years, we have continued to develop our business model, expand our vertically integrated Retail segment, reposition our Wholesale segment, and maintain a strong Licensing segment despite the strategic acquisition of several of our key licensed businesses. The following tables show our net revenues and operating profit (excluding unallocated corporate expenses and legal and restructuring charges) by segment for the last three fiscal years:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Net revenues:
Wholesale	$2,758.1	$2,315.9	$1,942.5
Retail	1,912.6	1,743.2	1,558.6
Licensing	209.4	236.3	245.2

Total net revenues	$4,880.1	$4,295.4	$3,746.3

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Operating income:
Wholesale	$565.4	$477.8	$398.3
Retail	204.2	224.2	140.0
Licensing	96.7	141.6	153.5

	866.3	843.6	691.8
Less:
Unallocated corporate expenses	(217.0)	(183.4)	(159.1)
Unallocated legal and restructuring charges	4.1	(7.6)	(16.1)

Total operating income	$653.4	$652.6	$516.6

Our net revenues by geographic region for the last three fiscal years are shown in the tables below. Note 20 to our accompanying audited consolidated financial statements included in this Annual Report on Form 10-K contains additional segment and geographic area information.

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Net revenues:
United States and Canada	$3,653.1	$3,452.2	$3,032.3
Europe	944.7	767.9	627.7
Japan	272.4	64.6	44.3
Other regions	9.9	10.7	42.0

Total net revenues	$4,880.1	$4,295.4	$3,746.3

Over the past five fiscal years, our sales have grown to $4.880 billion in Fiscal 2008 from $2.650 billion in Fiscal 2004. This growth has been largely a result of both our acquisitions and organic growth. We have diversified our business by channels of distribution, price point and target consumer, as well as by geography. Our global reach is one of the broadest in the apparel industry, with merchandise available at approximately 10,800 different retail locations worldwide. In addition to our wholesale distribution, we sell directly to customers throughout the world via 313 full-price and factory retail stores and our e-commerce website, RalphLauren.com.

We continue to invest in our business. In the past five fiscal years, we have invested approximately $1.9 billion for the acquisition of several key licensed businesses and capital improvements, primarily through strong operating cash flow. In addition, during Fiscal 2008 we launched American Living, a new lifestyle brand created exclusively in the U.S. for distribution by J.C. Penney Company, Inc. (“JCPenney”). We intend to continue to execute our long-term strategy of expanding our accessories and other product offerings, growing our specialty retail store base, and expanding our presence internationally. See Item 7 — “Overview — Our Objectives and Risks” for further discussion of the Company’s long-term strategy.

We have been controlled by the Lauren family since the founding of our Company. As of March 29, 2008, Mr. Ralph Lauren, or entities controlled by Mr. Ralph Lauren, owned approximately 87% of the voting power of the outstanding common stock of the Company.

Seasonality of Business

Our business is affected by seasonal trends, with greater Wholesale segment sales in our second and fourth quarters and greater Retail segment sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. As a result of the growth in our retail operations and other changes in our business, historical quarterly operating trends and working capital requirements may not be indicative of future performances. In addition, fluctuations in sales and operating income in any fiscal quarter may be affected by, among other things, the timing of seasonal wholesale shipments and other events affecting retail sales.

Working capital requirements vary throughout the year. Working capital increases during the first half of the fiscal year as inventory builds to support peak shipping periods and, accordingly, decreases during the second half of the fiscal year as inventory is shipped. Cash provided by operating activities is typically higher in the second half of the fiscal year due to higher net income and reduced working capital requirements during that period.

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

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. In January 2008, at an Impact 21 shareholders meeting, the Company obtained the necessary approvals to complete the process of acquiring the remaining approximately 3% of outstanding shares not exchanged as of the close of the tender offer period (the “minority squeeze-out”). In February 2008, the Company acquired approximately 1% of the remaining Impact 21 shares outstanding at an aggregate cost of $5 million. The Company expects the minority squeeze-out to be successfully concluded in the first quarter of Fiscal 2009, at an estimated aggregate cost of $9 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and ¥20.5 billion of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company repaid the borrowing by its maturity date on May 22, 2008 using approximately $200 million of Impact 21’s cash on-hand acquired as part of the acquisition.

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

American Living

In Fiscal 2008, the Company launched American Living, a new lifestyle brand created exclusively in the U.S. for distribution by JCPenney through the Company’s new Global Brand Concepts (“GBC”) group. The Company began shipping related product to JCPenney in December 2007 to support the launch of this new product line. The success of American Living and the introduction of new product categories in both the U.S. and overseas may be negatively impacted in Fiscal 2009 by ongoing economic uncertainty. See Item 7 — “Overview — Global Economic Uncertainty” for further discussion.

Other Developments

In late Fiscal 2007, the Company formed the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), a joint venture with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group. The Company began to incur certain start-up costs in Fiscal 2008 to support the launch of this business, which is expected to occur in the spring of calendar 2009.

Our Brands and Products

Since 1967, our distinctive brand image has been consistently developed across an expanding number of products, price tiers and markets. Our brands, which include apparel, accessories and fragrance collections for men and women as well as childrenswear and home furnishings, comprise one of the world’s most widely recognized families of consumer brands. Reflecting a distinctive American perspective, we have been an innovator in aspirational lifestyle branding and believe that, under the direction of internationally renowned designer Ralph Lauren, we have had a considerable influence on the way people dress and the way that fashion is advertised throughout the world. We combine consumer insight with our design, marketing and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:

•	Apparel — Products include extensive collections of men’s, women’s and children’s clothing;

•	Accessories — Products encompass a broad range, including footwear, eyewear, jewelry, hats, belts and leathergoods, including handbags and luggage;

•	Home — Coordinated products for the home include bedding and bath products, furniture, fabric and wallpaper, paint, tabletop and giftware; and

•	Fragrance — Fragrance products are sold under our Glamourous, Romance, Polo, Lauren, Safari, Ralph and Black Label brands, among others.

Our lifestyle brand image is reinforced by our RalphLauren.com internet site, which averaged 2.6 million unique visitors a month and acquired approximately 290,000 new customers during Fiscal 2008 resulting in 1.3 million customers in total.

Ralph Lauren Purple Label

A contemporary take on traditional bespoke tailoring, Ralph Lauren Purple Label is the ultimate expression of modern elegance for men. From precisely tailored made-to-measure suits to sophisticated sportswear, Purple Label reflects an impeccable sense of the dashing and refined, fashioned from exclusive, limited-edition fabrics of the highest quality and expertly crafted in the spirit of Savile Row tailoring. Purple Label also offers made-to-order dress furnishings, accessories, luggage and benchmade footwear, as well as hand monogramming and custom engraving services. Ralph Lauren Purple Label competes with the finest men’s hand-tailored clothing lines. Ralph Lauren Purple Label is available primarily in Ralph Lauren stores, but is also available through specialty stores, fine department stores and online at RalphLauren.com.

Ralph Lauren Black Label for Men

Reflecting a sharp, modern attitude, Ralph Lauren Black Label is the essence of sophisticated dressing for men. Featuring razor-sharp tailoring and dramatically lean silhouettes, classic suitings and sportswear are infused with a savvier attitude for a look that is at once modern and timeless. Iconic yet fresh, Ralph Lauren Black Label represents a new chapter in men’s style. Black Label creates a niche among the finest contemporary tailored clothing lines. Black Label is available in Ralph Lauren stores, limited selection of specialty stores and better department stores and online at RalphLauren.com.

Polo by Ralph Lauren

Classic and authentic, Polo by Ralph Lauren is the foundation of the world of Ralph Lauren menswear, combining the time-honored aesthetic of East Coast Ivy League casual style with proper English refinement. Polo is an original symbol of the preppy lifestyle. The iconic polo player logo is recognized worldwide as a symbol of heritage and authenticity. From classic favorites such as oxford shirts and chino pants to modern collections that combine heritage preppy with a chic, downtown feel, Polo sets the standard for a well-worn look with an aspirational sensibility, creating a comprehensive line of sportswear, tailored clothing and accessories to fulfill a man’s every wardrobe need. Polo leads the industry of fine men’s sportswear brands. Polo is available in Ralph Lauren stores, department stores, specialty stores and elsewhere online at Bloomingdales.com and RalphLauren.com.

Lauren for Men

Created to broaden the reach of the Ralph Lauren men’s statement, Lauren for Men conveys a spirit of tradition while recalling the sophistication of Polo Ralph Lauren menswear. Classic and perfectly polished, the Lauren men’s line includes suits, sport coats, dress pants, tuxedos, outerwear and rental formalwear. This comprehensive line competes with other men’s designer fashion lines. Lauren for Men is available at better department stores.

Ralph by Ralph Lauren

The Ralph by Ralph Lauren collection features suits, sport coats, dress trousers and suit vests designed with the classic style and fine fabrics for which Ralph Lauren is known. Refined construction details — all hallmarks of better men’s suitings — and a range of timeless patterns and colors establish Ralph by Ralph Lauren as a strong foundation for the modern man’s wardrobe. Ralph by Ralph Lauren is available exclusively at Dillard’s stores.

Ralph Lauren Collection

The crown jewel of Ralph Lauren womenswear, Collection makes its dramatic first appearance each season on the runways of New York, providing the fashion world with the season’s definitive Ralph Lauren style statement. Embodying glamour and sophistication, Collection’s distinctive couture sensibility is expressed though modern yet timeless silhouettes — expertly crafted from the finest luxury fabrics — reflecting the epitome of bold femininity and rarefied chic as expressed by Ralph Lauren. Ralph Lauren Collection competes with the finest designer collections found in Paris, Milan and New York. Ralph Lauren Collection is sold primarily in Ralph Lauren stores. Select pieces are also available through specialty stores, the finest department stores and online at RalphLauren.com.

Ralph Lauren Black Label for Women

Sophisticated and classic with a modern edge, Black Label translates the luxurious spirit of Ralph Lauren Collection into a distinctive, timeless collection of icons for town, country, day and evening. Created from the finest materials, Black Label silhouettes — elegant and striking — are the cornerstones of the Ralph Lauren woman’s wardrobe. Black Label competes with the finest women’s collections — the “gold tier” of wholesale brands. Black Label is offered primarily in Ralph Lauren stores. Select pieces are also available in designer boutiques, fine specialty stores, better department stores and online at RalphLauren.com.

Ralph Lauren Blue Label

Fresh and eclectic with a sexy, youthful spirit, Blue Label embodies the Ralph Lauren sensibility through heritage looks with a chic, modern twist. Whether reflecting Ivy League-inspired style, a modern take on proper English refinement or a feminine translation of the rugged spirit of the American West, Blue Label creates a mix of style that is eclectic, timeless and unmistakably Ralph Lauren. Blue Label occupies a niche in the women’s sportswear market. Blue Label is offered primarily through Ralph Lauren stores and online at RalphLauren.com.

Lauren by Ralph Lauren

Created to broaden the reach of the Ralph Lauren women’s statement, Lauren conveys a spirit of heritage and tradition while recalling the sophisticated luxury of Black Label. Timeless and perfectly polished, Lauren suits, sportswear and outerwear provide ideal combinations for every occasion, while Lauren Active infuses a country club sensibility into practical sports apparel, creating fashionable wardrobe solutions for golf, tennis, yoga or weekend wear. Lauren competes with other designer fashion lines and is sold in department stores in the U.S. and Canada and online at RalphLauren.com.

Pink Pony

Established in 2000, Pink Pony is Polo Ralph Lauren’s initiative in the fight against cancer. With a focus on breast cancer, Pink Pony supports programs for early diagnosis, education, treatment and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. A portion of sales from Pink Pony products benefits the Pink Pony Fund. Pink Pony apparel consists of feminine, slim-fitting women’s sportswear items and accessories crafted in luxurious fabrics. Hooded sweatshirts, cotton mesh polos, canvas tote bags and cashmere yoga pants all feature our iconic pink Polo Player — a symbol of our commitment to the fight against cancer. Pink Pony is available at select Ralph Lauren stores and online at RalphLauren.com. To learn more about Pink Pony and Polo Ralph Lauren’s other philanthropic efforts, please visit the PRL Foundation section of RalphLauren.com.

RRL

Embodying the cool rugged spirit of classic Western Americana, RRL is inspired by an authentic sensibility, providing distinctive designs and a selection of vintage pieces for men and women. From weathered blue jeans, distressed leather jackets and Western shirts to one-of-a-kind belts and cowboy boots, RRL evokes the bohemian freedom of the frontier borderlands — distinctively Ralph Lauren, distinctly American. RRL competes with a wide range of new and vintage clothing lines that pique the interest of collectors of unique American style. RRL is available at select Ralph Lauren stores and freestanding RRL stores.

RLX

Created to answer the demands of dedicated athletes for superior high-performance outfitting, RLX provides gear that unites the highest standards of quality, design and technology. The result is a line of cutting edge athletic fashion with an unmistakable respect for both functionality and style. Utilizing a network of alliances among the RLX design team, world-class athletes and makers of the most innovative fabrics available, RLX helps athletes overcome the challenges encountered in disciplines as varied as wintersports, tennis, golf, sailing and cycling. RLX competes with leading providers of fashionable high-performance activewear. The complete RLX Ski line is available at the RLX flagship store in Aspen, Colorado. Select RLX products are available at additional Ralph Lauren stores and online at RalphLauren.com. The RLX Golf collection — proud to sponsor professional golfer Luke Donald — is available at select private golf clubs and resorts.

Polo Golf and Ralph Lauren Golf

Rooted in the design heritage of Ralph Lauren, Polo Golf and Ralph Lauren Golf feature luxury technical performance wear for men and women that travels effortlessly between the course and the clubhouse. Polo Golf is a proud sponsor of pro golfers Tom Watson, Davis Love III and Jonathan Byrd. Ralph Lauren Golf is proud to sponsor Morgan Pressel — the youngest champion in LPGA Tour history. Polo Golf and Ralph Lauren Golf collections compete with the highest-quality providers of men’s and women’s golf apparel, and are available in the most exclusive private clubs and resorts. The Golf collections are also available at RalphLauren.com.

Rugby

With a preppy Ivy League sensibility at the heart of Ralph Lauren heritage, Rugby combines sporty varsity looks with city savvy to create a youthful, energetic collection of sportswear. From edgy, rebellious, sport-inspired looks for men to sharp, sexy, urban campus styles for women, Rugby embraces a lasting sense of timeless individuality. Rugby competes with brands favored by today’s college students and recent graduates. Launched in 2004, Rugby is available exclusively at Rugby stores throughout the United States. Store locations and information on events at Rugby stores are online at Rugby.com.

Ralph Lauren Childrenswear

Reflecting the signature spirit of Ralph Lauren, our children’s collections provide classic style for kids of all ages — from Layette to Toddler to Girls size 16 and Boys size 20. Featuring seasonal looks as well as the full range of iconic Ralph Lauren styles — including classic polos, oxford shirts, navy blazers and our luxurious cashmere — Ralph Lauren Childrenswear brings style to everyday dressing and special occasions. Ralph Lauren Childrenswear leads the industry in fine designer clothing for children. Ralph Lauren Childrenswear can be found in select Ralph Lauren stores, better department stores and online at RalphLauren.com.

Accessories

In addition to apparel, fragrance and home collections, Ralph Lauren has created a wide array of accessories and dress furnishings that reflect a vision of timeless elegance. Each Ralph Lauren women’s collection features handbags, scarves, belts, sunglasses, jewelry and footwear fashioned from the most luxurious materials in the world with exquisitely crafted hardware and finishing touches. Men’s furnishings, including sunglasses, neckwear, footwear, leathergoods, luggage, cuff links and formalwear accents, are similarly refined. Ralph Lauren Accessories compete with the finest international designer collections. Ralph Lauren Accessories are available in Ralph Lauren stores, select specialty stores and online at RalphLauren.com. Eyewear is available in all domestic Ralph Lauren stores, including the Ralph Lauren Madison Avenue Eyewear store, select optical/sunglass retailers and online at RalphLauren.com.

Fragrance

In 1978, Ralph Lauren expanded the lifestyle brand to encompass the world of fragrance, launching Lauren for women and Polo for men. Since then, Ralph Lauren Fragrance has captured the essence of Ralph Lauren’s men’s and women’s brands, from the timeless heritage and grace of Lauren and Polo to the sophisticated beauty of Polo

Black for men and Romance for women to the modern, fresh Ralph fragrances for her, designed to appeal to a younger audience. Men’s fragrances include Safari, Polo Sport, Polo Blue, Romance, Romance Silver, Purple Label, Polo Black and Double Black. Women’s fragrances include Safari, Polo Sport, Ralph Lauren Blue, Lauren, Lauren Style, Romance, Pure Turquoise, Ralph, Ralph Cool, Ralph Hot and Ralph Rocks. Ralph Lauren fragrances compete with better department store brands and designer fragrances. Ralph Lauren fragrances are available in department stores, specialty and duty free stores, perfumeries and online at RalphLauren.com and RalphRocks.com.

Ralph Lauren Home

As the first designer to create an all-encompassing home collection, Ralph Lauren presents a comprehensive lifestyle experience featuring complete, luxurious worlds for the home. Whether inspired by timeless tradition or reflecting the utmost in modern sophistication, each of the collections is distinguished by the enduring style and expert craftsmanship of Ralph Lauren. The Home collections include bed and bath linens, china, crystal, silver, decorative accessories, gifts, garden and beach, as well as lighting, window hardware, furniture, fabric, trimmings and wallcovering. Ralph Lauren Home competes with providers of the finest home design products. Ralph Lauren Home offers exclusive luxury goods at select Ralph Lauren stores, trade showrooms and online at RalphLauren.com. An assortment of items is also available at select department stores and home specialty stores. The complete world of Ralph Lauren Home can be explored online at RalphLaurenHome.com.

Lauren Home

In the spirit of Ralph Lauren and impeccably designed for timeless style, Lauren Home offers a wide array of bedding, bath, tabletop, gifts, decorative accessories, furniture, floorcovering and lighting collections for the well-appointed home. Lauren Home is available in department stores, select home specialty stores and online at Bloomingdales.com and RalphLauren.com. Lauren Spa, a refreshing collection of organic bedding and bath launched in 2007, is available at Bloomingdales, Bloomingdales.com and RalphLauren.com.

Ralph Lauren Paint

Introduced in 1995, Ralph Lauren Paint offers a line of exceptional-quality interior paint ranked high in the industry for performance. Inspired by classic and modern lifestyles from the world of Ralph Lauren, Ralph Lauren Paint features a signature palette of over 500 colors and a collection of unique finishes and innovative techniques. An extension of the Ralph Lauren Home lifestyle, Ralph Lauren Paint is an attainable product designed to reach a broad yet selective audience. Ralph Lauren Paint is offered at select specialty stores and The Home Depot. The complete color palette, paint how-to’s, a guide to professional painters and Color Testers available for purchase are online at RalphLaurenHome.com.

Club Monaco

Club Monaco is a dynamic, international retail concept that designs, manufactures and markets its own Club Monaco clothing and accessories. Each season, Club Monaco offers men’s and women’s updated classics and key fashion pieces that are the foundation of a modern wardrobe. The brand’s signature clean and modern style gives classics an update through great design and a current sensibility. Club Monaco is the lifestyle destination for today’s urban professional. Currently, Club Monaco operates 65 stores throughout North America and, through licensing arrangements, has recently opened stores in Hong Kong, Seoul and Dubai.

Chaps

Rooted in the rich heritage of Polo Ralph Lauren, Chaps is a premier lifestyle brand that translates the timeless style of Polo into an accessible line of sportswear and accessories for men, women, children and the home. A complete American lifestyle collection, Chaps offers a world of classic, authentic style in the spirit of Ralph Lauren. The Chaps men’s collection is available at select department and specialty stores. The Chaps collections for women, children and the home are available exclusively at Kohl’s and Kohls.com.

Global Brand Concepts

American Living

American Living is the first brand developed under the new Global Brand Concepts group. American Living is a full lifestyle brand, featuring menswear, womenswear, childrenswear, accessories and home furnishings with a focus on timeless, authentic American classics for every day. American Living is available exclusively at JCPenney in the U.S. and online at JCP.com.

Our Wholesale Segment

Our Wholesale segment sells our products to leading upscale and certain mid-tier department stores, specialty stores and golf and pro shops, both domestically and internationally. We have focused on elevating our brand and improving productivity by reducing the number of unproductive doors within department stores in which our products are sold, improving in-store product assortment and presentation, and improving full-price sell-throughs to consumers. As of March 29, 2008, the end of Fiscal 2008, our products were sold through 10,806 doors worldwide, and during Fiscal 2008, we invested approximately $49 million in shop-within-shops dedicated to our products primarily in domestic and international department stores. We have also effected selective price increases on basic products and introduced new fashion offerings at higher price points.

Department stores are our major wholesale customers in North America. In Europe, our wholesale sales are a varying mix of sales to both department stores and specialty shops, depending on the country. Our collection brands — Women’s Ralph Lauren Collection and Black Label and Men’s Purple Label Collection and Black Label — are distributed through a limited number of premier fashion retailers. In addition, we sell excess and out-of-season products through secondary distribution channels, including our retail factory stores.

In Japan, our products are distributed primarily through shop-within-shops at premiere department stores. The mix of business is weighted to Polo Ralph Lauren in Men’s and Women’s Blue Label. The distribution of Men’s and Women’s Black Label is also expanding through shop-within-shop presentations in top tier department stores across Japan.

Worldwide Distribution Channels

The following table presents the approximate number of doors by geographic location, in which products distributed by our Wholesale segment were sold to consumers as of March 29, 2008:

Number of
Location	Doors(a)

United States and Canada	8,611
Europe	2,075
Japan	120

Total	10,806

(a)	In Asia/Pacific (excluding Japan), our products are distributed by our licensing partners.

The following department store chains were wholesale customers whose purchases represented more than 10% of our worldwide wholesale net sales for the year ended March 29, 2008:

•	Macy’s, Inc. (formerly known as Federated Department Stores, Inc.), which represented approximately 24%; and

•	Dillard Department Stores, Inc., which represented approximately 12%.

Our product brands are sold primarily through their own sales forces. Our Wholesale segment maintains their primary showrooms in New York City. In addition, we maintain regional showrooms in Atlanta, Chicago, Dallas, Los Angeles, Milan, Paris, London, Munich, Madrid and Stockholm.

Shop-within-Shops.  As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores and to differentiate the presentation of products. Shop-within-shops fixed assets primarily include items such as customized freestanding fixtures, wall cases and components, decorative items and flooring.

As of March 29, 2008, we had approximately 10,800 shop-within-shops dedicated to our wholesale products worldwide and our licensing partners had over 460 shop-within-shops. During Fiscal 2008, we added approximately 500 shop-within-shops, net. Excluding significantly larger shop-within-shops in key department store locations, the size of our shop-within-shops typically ranges from approximately 200 to 6,000 square feet. We share in the cost of these shop-within-shops.

Basic Stock Replenishment Program.  Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. We generally ship these products within three-to-five days of order receipt. These products accounted for approximately 6% of our wholesale net sales in Fiscal 2008.

Our Retail Segment

As of March 29, 2008, our Retail segment consisted of 155 full-price retail stores and 158 factory stores worldwide, totaling approximately 2.4 million square feet. The expansion of our full-price retail store base is a primary long-term strategic goal. We opened 8 new full-price stores, net, in Fiscal 2008 and currently anticipate opening between 10 and 15 full-price stores in Fiscal 2009. Our retail operating income as a percentage of retail net revenues increased from 4.8% in Fiscal 2004 to 10.7% in Fiscal 2008, reflecting improvements in productivity, gross margins, and full-margin sell-through rates. Our full-price retail stores reinforce the luxury image and distinct sensibility of our brands and feature exclusive lines that are not sold in domestic department stores: Blue Label for Women and Black Label for Men. We operated the following full-price retail stores as of March 29, 2008:

Full-Price Retail Stores

Location	Ralph Lauren	Club Monaco	Rugby	Total

United States and Canada	59	65	10	134
Europe	16	—	—	16
Japan	2	—	—	2
Latin America	3	—	—	3

Total	80	65	10	155

•	Ralph Lauren stores feature the full-breadth of the Ralph Lauren apparel, accessory and home product assortments in an atmosphere reflecting the distinctive attitude and luxury positioning of the Ralph Lauren brand. Our nine flagship Ralph Lauren stores showcase our upper-end luxury styles and products and demonstrate our most refined merchandising techniques.

•	Club Monaco stores feature updated fashion apparel and accessories for both men and women. The brand’s clean and updated classic signature style forms the foundation of a modern wardrobe.

•	Rugby is a vertical retail format featuring an aspirational lifestyle collection of apparel and accessories for men and women. The brand is characterized by a youthful, preppy attitude which resonates throughout the line and the store experience.

In addition to generating sales of our products, our worldwide full-price stores set, reinforce and capitalize on the image of our brands. Our stores range in size from approximately 600 to over 37,500 square feet. These full-price stores are situated in major upscale street locations and upscale regional malls, generally in large urban markets. We generally lease our stores for initial periods ranging from 5 to 10 years with renewal options.

We extend our reach to additional consumer groups through our 158 Polo Ralph Lauren factory stores worldwide. During Fiscal 2008, we added 13 new Polo Ralph Lauren factory stores, net. Our factory stores are generally located in outlet malls. We operated the following factory retail stores as of March 29, 2008:

Factory Retail Stores

Location	Ralph Lauren

United States and Canada	132
Europe	22
Japan	4

Total	158

•	Polo Ralph Lauren factory stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from approximately 2,000 to 33,000 square feet, with an average of approximately 8,600 square feet, these stores are principally located in major outlet centers in 36 states and Puerto Rico.

•	European factory stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from approximately 2,400 to 13,200 square feet, with an average of approximately 6,700 square feet, these stores are located in 7 countries, principally in major outlet centers.

Factory stores obtain products from our retail stores, our product licensing partners and our suppliers.

RalphLauren.com

In addition to our stores, our Retail segment sells Ralph Lauren products online through our e-commerce website, RalphLauren.com (http://www.RalphLauren.com). RalphLauren.com offers our customers access to the full breadth of Ralph Lauren apparel, accessories and home products, allows us to reach retail customers on a multi-channel basis and reinforces the luxury image of our brands. RalphLauren.com averaged 2.6 million unique visitors a month and acquired approximately 290,000 new customers, resulting in 1.3 million total customers in Fiscal 2008. RalphLauren.com is owned and operated by Ralph Lauren Media, LLC (“RL Media”). We acquired the remaining 50% equity interest in RL Media, formerly held by NBC-Lauren Media Holdings, Inc., a subsidiary wholly owned by the National Broadcasting Company, Inc. (37.5%) and Value Vision Media, Inc. (“Value Vision”) (12.5%) (the “RL Media Minority Interest Acquisition”), in late Fiscal 2007.

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

We grant our product licensees the right to manufacture and sell at wholesale specified categories of products under one or more of our trademarks. We grant our international geographic area licensing partners exclusive rights to distribute certain brands or classes of our products and operate retail stores in specific international territories. These geographic area licensees source products from us, our product licensing partners and independent sources. Each licensing partner pays us royalties based upon its sales of our products, generally subject to a minimum royalty requirement for the right to use the Company’s trademarks and design services. In addition, licensing partners may be required to allocate a portion of their revenues to advertise our products and share in the creative costs associated with these products. Larger allocations are required in connection with launches of new products or in new territories. Our licenses generally have 3 to 5-year terms and may grant the licensee conditional renewal options.

We work closely with our licensing partners to ensure that their products are developed, marketed and distributed so as to reach the intended market opportunity and to present consistently to consumers worldwide the distinctive perspective and lifestyle associated with our brands. Virtually all aspects of the design, production quality, packaging, merchandising, distribution, advertising and promotion of Ralph Lauren products are subject to our prior approval and continuing oversight. The result is a consistent identity for Ralph Lauren products across product categories and international markets.

Approximately 16% of our licensing revenue for Fiscal 2008 was derived from two product licensing partners: WestPoint Home, Inc. (8%) and Peerless, Inc. (8%).

Product Licenses

The following table lists our principal product licensing agreements for men’s and women’s sportswear, men’s tailored clothing, intimate apparel, accessories and fragrances as of March 29, 2008. The products offered by these licensing partners are listed below. Except as noted in the table, these product licenses cover the U.S. or North America only.

Licensing Partner	Licensed Product Category

L’Oreal S.A./Cosmair, Inc. (global)	Men’s and Women’s Fragrances, Cosmetics, Color and Skin Care Products
Peerless, Inc.	Men’s, Chaps, Lauren, Ralph, and American Living Tailored Clothing
Hanes Brands (formerly Sara Lee Corporation)	Men’s Polo Ralph Lauren Underwear and Sleepwear
Luxottica Group, S.p.A	Eyewear
The Warnaco Group, Inc.	Men’s Chaps Sportswear

International Licenses

We believe that international markets offer additional opportunities for our quintessential American designs and lifestyle image. We work with our international licensing partners to facilitate international growth in their respective territories. International expansion/growth opportunities may include:

•	the roll out of new products and brands following their launch in the U.S.;

•	the introduction of additional product lines;

•	the entrance into new international markets;

•	the addition of Ralph Lauren or Polo Ralph Lauren stores in these markets; and

•	the expansion and upgrade of shop-in-shop networks in these markets.

The following table identifies our principal international area licensing partners (excluding Ralph Lauren Home licensees) for Fiscal 2008:

Licensing Partner	Territory

Oroton Group/PRL Australia	Australia and New Zealand
Doosan Corporation	Korea
P.R.L. Enterprises, S.A.	Panama, Aruba, Curacao, The Cayman Islands, Costa Rica, Nicaragua, Honduras, El Salvador, Guatemala, Belize, Colombia, Ecuador, Bolivia, Peru, Antigua, Barbados, Bonaire, Dominican Republic, St. Lucia, Trinidad and Tobago
Dickson Concepts/PRL Hong Kong	Hong Kong, China, Philippines, Malaysia, Singapore, Taiwan and Thailand
Naigai Co., Ltd	Japan

Our international licensing partners acquire the right to sell, promote, market and/or distribute various categories of our products in a given geographic area. These rights may include the right to own and operate retail stores. The economic arrangements are similar to those of our product licensing partners. We design licensed products either alone or in collaboration with our domestic licensing partners. Our product licensees whose territories do not include the international geographic area licensees’ territories generally provide our international licensing partners with product or patterns, piece goods, manufacturing locations and other information and assistance necessary to achieve product uniformity, for which they are often compensated.

As of March 29, 2008, our international licensing partners operated 99 Ralph Lauren stores and 49 Club Monaco stores and dedicated shops.

Ralph Lauren Home

Together with our licensing partners, we offer an extensive collection of home products that draw upon and further the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home, Lauren Ralph Lauren, Chaps and American Living brands in three primary categories: bedding and bath, home décor and home improvement. As of March 29, 2008, we had agreements with 10 domestic and 2 international home product licensing partners and one international home product sublicensing partner.

We perform a broader range of services for our Ralph Lauren Home licensing partners than we do for our other licensing partners. These services include design, operating showrooms, marketing, advertising and, in some cases, sales. In general, the licensing partners manufacture and own the inventory, and ship the products. Our Ralph Lauren Home licensing alliances generally have 3 to 5-year terms and may grant the licensee conditional renewal options.

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

The Ralph Lauren Home, Lauren Ralph Lauren, Chaps and American Living home products offered by us and our product licensing partners are:

Category	Product	Licensing Partner

Bedding and Bath	Sheets, bedding accessories, towels and shower curtains, blankets, down comforters, other decorative bedding and accessories	WestPoint Home, Inc. Fremaux-Delorme, Ichida, Kohl’s Department Stores, Inc., JC Penney Corp., Inc.
	Bath rugs	Bacova Guild, Ltd.
Home Décor	Fabric and wallpaper	P. Kaufmann, Inc. Designers Guild Ltd.
	Furniture	HDM Furniture Industries, Inc.
	Tabletop and giftware, table linens, placemats, tablecloths and napkins	American Commercial, Inc., JC Penney Corp., Inc., Town & Country Linen Corp., Kohl’s Department Stores, Inc.
	Window, luggage	JC Penney Corp., Inc.
Home Improvement	Interior paints and stains and broadloom carpets	The Glidden Company, Karastan, a division of Mohawk Carpet Corporation

WestPoint Home, Inc. offers a basic stock replenishment program that includes bath and bedding products, and accounted for approximately 62% of the net sales of Ralph Lauren Home products and approximately 43% of total Ralph Lauren Home licensing revenue in Fiscal 2008.

Product Design

Our products reflect a timeless and innovative interpretation of American style with a strong international appeal. Our consistent emphasis on new and distinctive design has been an important contributor to the prominence, strength and reputation of the Ralph Lauren brands.

All Ralph Lauren products are designed by, or under the direction of, Ralph Lauren and our design staff, which is divided into nine departments: Menswear, Women’s Collection, Women’s Ready to Wear, Dresses, Children’s, Accessories, Home, Club Monaco and Rugby. We form design teams around our brands and product categories to develop concepts, themes and products for each brand and category. Through close collaboration with merchandising, sales and production staff, these teams support all three segments of our business — Wholesale, Retail and Licensing — in order to gain market and other valuable input.

Marketing and Advertising

Our marketing program communicates the themes and images of our brands and is an integral feature of our product offering. Worldwide marketing is managed on a centralized basis through our advertising and public relations departments in order to ensure consistency of presentation.

We create distinctive image advertising for all of our products, conveying the particular message of each brand within the context of our core themes. Advertisements generally portray a lifestyle rather than a specific item and include a variety of products offered by ourselves and, in some cases, our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons, with additions throughout the year to coincide with product deliveries. In addition to print, some product categories have utilized television and outdoor media in their marketing programs for certain product categories. Our RalphLauren.com e-commerce website presents the Ralph Lauren lifestyle on the Internet while offering the full breadth of our apparel, accessories and home products.

We advertise in consumer and trade publications, and participate in cooperative advertising on a shared cost basis with major retailers. In addition, we provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at retail locations. We expensed approximately $188 million related to the advertising of our products in Fiscal 2008, an increase of approximately 4% from Fiscal 2007.

If our domestic licensing partners are required to spend an amount equal to a percent of their licensed product sales on advertising, we coordinate the advertising placement on their behalf.

We also conduct a variety of public relations activities. Each of our spring and fall womenswear collections are presented at major fashion shows in New York City, which typically generate extensive domestic and international media coverage. We introduce each of the spring and fall menswear collections at major fashion shows in cities such as New York or Milan, Italy. In addition, we organize in-store appearances by our models, certain professional golfers and sponsors. We are the first exclusive outfitter for all on-court officials at the Wimbledon tennis tournament. We are also the official outfitter of all on-court officials at the U.S. Open tennis tournament.

In May 2008, the Company entered into an agreement with the U.S. Olympic Committee designating Polo Ralph Lauren as an Official Outfitter of the 2008 U.S. Olympic and Paralympic Teams. Under this agreement, the Company will be designing the official Opening Ceremony and Closing Ceremony Parade Outfits for the U.S. Olympic Teams members, in addition to an assortment of village wear pieces to be provided to the athletes on the U.S. Teams. Products will be available for sale in the U.S. in June 2008 in Polo Ralph Lauren retail stores, select department stores, and RalphLauren.com, with select items available on the U.S. Olympic Committee website.

Sourcing, Production and Quality

We contract for the manufacture of our products and do not own or operate any production facilities. Over 400 different manufacturers worldwide produce our apparel, footwear and accessories products. We source both finished products and raw materials. Raw materials include fabric, buttons and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2008, less than 2%, by dollar volume, of our products were produced in the U.S., and over 98%, by dollar volume, were produced outside the U.S., primarily in Asia, Europe and South America. See “Import Restrictions and other Government Regulations” and Part 1A — “Our business is subject to risks associated with importing products.”

Two manufacturers engaged by us accounted for approximately 12% and 8% of our total production during Fiscal 2008. The primary production facilities of these two manufacturers are located in China, Hong Kong, Indonesia, Macau, Philippines and Sri Lanka.

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

Distribution

To facilitate distribution domestically, Ralph Lauren men’s and women’s products are shipped from manufacturers primarily to our distribution center in Greensboro, North Carolina for inspection, sorting, packing and shipment to retail customers. Ralph Lauren Childrenswear products are shipped from our manufacturers to a leased distribution center in Martinsburg, West Virginia. In addition, we utilize third party logistics providers to manage selected programs for specific customers. These facilities are designed to allow for high density cube storage and utilize bar code technology to provide inventory management and carton controls. Product traffic management is also coordinated from these facilities. European distribution and warehousing has been largely consolidated into one third party facility located in Parma, Italy. Japan logistics have been consolidated into one third party facility in Kawaski.

Our full-price store and factory store distribution and warehousing are principally handled through the Greensboro distribution center. Club Monaco products are distributed from facilities in Ontario, Canada, Greensboro, North Carolina and California.

RalphLauren.com customer contact functions and order fulfillment are performed at a new 360,000 sq. ft. leased facility in High Point, North Carolina. The facility opened and commenced customer contact operations in November 2007, and commenced fulfillment operations in February 2008.

Management Information Systems

Our management information systems make the marketing, manufacturing, importing and distribution of our products more efficient by providing, among other things:

•	comprehensive order processing;

•	production information;

•	accounting information; and

•	an enterprise view of information for our marketing, manufacturing, importing and distribution functions.

The point-of-sale registers in conjunction with other systems in our stores enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial systems, coupled with our point-of-sale registers and software programs, allow for rapid stock replenishment, concise merchandise planning and real-time inventory accounting. See Item 1A — “Certain legal proceedings and regulatory matters could adversely impact our results of operations.”

We also utilize a sophisticated automated replenishment system, Logility, to facilitate the processing of basic replenishment orders from our Retail segment and wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. We have a collaborative relationship with many of our suppliers that enables us to reduce cash-to-cash cycles in the management of our inventory. We are implementing a new, global enterprise resource management system for our Wholesale segment. See Item 1A — “Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.”

Wholesale Credit Control

We manage our own credit function. We sell our merchandise primarily to major department stores and extend credit based on an evaluation of the customer’s financial condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor our accounts receivables or maintain credit insurance to manage the risks of bad debts. Our bad debt write-offs were $1.6 million in Fiscal 2008, representing less than 1 percent of net revenues. See Item 1A — “Our business could be negatively impacted by any financial instability of our customers.”

Wholesale Backlog

We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. Such orders are generally subject to broad cancellation rights. As of March 29, 2008, our total backlog was $1.573 billion, compared to $1.396 billion as of March 31, 2007. We expect that substantially all of our backlog orders as of March 29, 2008 will be filled within the next fiscal year. Our backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of eventual shipments.

Trademarks

We own the “Polo,” “Ralph Lauren” and the famous polo player astride a horse trademarks in the U.S. and approximately 100 countries worldwide. Other trademarks that we similarly own include:

•	“Lauren/Ralph Lauren”;

•	“Ralph”;

•	“RRL”;

•	“Club Monaco”;

•	“Rugby”;

•	“RLX”;

•	“Chaps”;

•	“American Living”; and

•	Various trademarks pertaining to fragrances and cosmetics.

Mr. Ralph Lauren has the royalty-free right to use as trademarks “Ralph Lauren,” “Double RL” and “RRL” in perpetuity in connection with, among other things, beef and living animals. The trademarks “Double RL” and “RRL” are currently used by the Double RL Company, an entity wholly owned by Mr. Lauren. In addition, Mr. Lauren has the right to engage in personal projects involving film or theatrical productions (not including or relating to our business) through RRL Productions, Inc., a company wholly owned by Mr. Lauren. Any activity by these companies has no impact on us.

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

Import Restrictions and Other Government Regulations

Virtually all of our merchandise imported into the U.S., Canada, and Europe is subject to duties. Until January 1, 2005, our apparel merchandise was also subject to quotas. Quotas represent the right, pursuant to bilateral or other international trade arrangements, to export amounts of certain categories of merchandise into a country or territory pursuant to a visa or license. Pursuant to the Agreement on Textiles and Clothing, quotas on textile and apparel products were eliminated for World Trade Organization (“WTO”) member countries, including the U.S., Canada and European countries, on January 1, 2005. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provides that WTO member countries (including the U.S., Canada and European countries) may reimpose quotas on specific categories of products in the event it is determined that imports from China have surged and are threatening to create a market disruption for such categories of products (so called “safeguard quota provisions”). In response to surging imports, in November 2005 the U.S. and China agreed to a new quota arrangement which will impose quotas on certain textile products through the end of calendar 2008. In addition, effective January 1, 2008, the European Union also agreed with China on a new textile arrangement which imposed a double surveillance licensing scheme which is due to terminate at the end of calendar year 2008. The U.S. and other countries may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) at unfairly traded prices that in such increased quantities as to cause (or threaten) injury to the relevant domestic industry (generally known as “anti-dumping” actions). The European Union has imposed anti-dumping duties on imports from China and Vietnam in certain footwear categories. On January 11, 2007, the Bush Administration imposed a Vietnam Import Monitoring Program on five broad product groups — shirts, trousers, sweaters, underwear, and swimwear — to determine whether any of those imports might be unfairly traded, due to dumping. The review period will last for the remainder of the Bush Administration with six-month reviews of data collected. If dumping is suspected, the U.S. Government will self-initiate a dumping case on behalf of the U.S. textile industry which could significantly affect our costs. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the U.S. Government to offset subsidies provided by a foreign government to foreign manufactures if the importation of such subsidized merchandise injures or threatens to injure a U.S. industry. Recent developments have now made it possible to impose countervailing duties on products from non-market economies, such as China, which would significantly affect our costs.

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

Apparel and other products sold by us are also subject to regulation in the U.S. and other countries by other governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety particularly with respect to products used by children. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or results of operations.

Although we have not suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

Employees

As of March 29, 2008, we had approximately 15,000 employees, both full and part-time, consisting of approximately 11,700 in the U.S. and approximately 3,300 in foreign countries. 36 of our U.S. production and distribution employees in the womenswear business are members of UNITE HERE (which was previously known as the Union of Needletrades, Industrial and Textile Employees, prior to its merger with the Hotel Employees and Restaurant Employees International Union) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers

The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 68	Mr. Lauren has been Chairman, Chief Executive Officer and a director of the Company since prior to the Company’s initial public offering in 1997, and was a member of the Advisory Board of the Board of Directors of the Company’s predecessors since their organization. He founded Polo in 1967 and has provided leadership in the design, marketing, advertising and operational areas since such time.
Roger N. Farah	Age 55	Mr. Farah has been President, Chief Operating Officer and a director of the Company since April 2000. He was Chairman of the Board of Venator Group, Inc. from December 1994 to April 2000, and was Chief Executive Officer of Venator Group, Inc. from December 1994 to August 1999. Mr. Farah is a member of the Board of Directors of Aetna, Inc.
Jackwyn Nemerov.	Age 56	Ms. Nemerov has been Executive Vice President of the Company since September 2004 and a director of the Company since February 2007. From 1998 to 2002, she was President and Chief Operating Officer of Jones Apparel Group, Inc.
Tracey T. Travis	Age 45	Ms. Travis has been Senior Vice President of Finance and Chief Financial Officer of the Company since January 2005. Ms. Travis served as Senior Vice President, Finance of Limited Brands, Inc. from April 2002 until August 2004, and Chief Financial Officer of Intimate Brands, Inc. from April 2001 to April 2002. Prior to that time, Ms. Travis was Chief Financial Officer of the Beverage Can Americas group at American National Can from 1999 to 2001, and held various finance and operations positions at Pepsi Bottling Group from 1989-1999. Ms. Travis is a member of the boards of directors of Jo-Ann Stores, Inc. and the Lincoln Center Theater.
Mitchell A. Kosh	Age 58	Mr. Kosh has served as Senior Vice President of Human Resources and Legal of the Company since July 2000. He was Senior Vice President of Human Resources of Conseco, Inc., from February 2000 to July 2000. Prior to that time, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

Item 1A.	Risk Factors

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our operating results, our financial condition, the trading prices of our securities and the actual outcome of matters as to which forward-looking statements are made in this report. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business operations.

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

As part of our growth strategy, we seek to extend our brands, expand our geographic coverage and increase direct management of our brands by opening more of our own stores, strategically acquiring or integrating select licenses previously held by our licensees and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in Europe, Asia and other international areas. As discussed in Item 1 — “Recent Developments,” on May 29, 2007, we acquired a controlling interest in Impact 21, as part of the Tender Offer, and the remaining 50% interest in PRL Japan. We also acquired our previously licensed belts and leather goods business in April 2007 and the remaining 50% interest in RL Media in March 2007. In Fiscal 2006, we acquired our previously licensed men’s and women’s casual apparel and sportswear in the U.S. and Canada from Jones Apparel Group, Inc. and its subsidiaries (“Polo Jeans Business”). In addition, in Fiscal 2006, we acquired our previously licensed men’s, women’s and children’s footwear from Reebok International Ltd. (“Footwear Business”).

We may have difficulty integrating acquired businesses into our operations, hiring and retaining qualified key employees, or otherwise successfully managing such expansion. Furthermore, we may not be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration.

In Fiscal 2008, we launched American Living, a new lifestyle brand created exclusively in the U.S. for JCPenney. The success of American Living and the introduction of new product categories in both the U.S. and overseas may be negatively impacted in Fiscal 2009 by ongoing economic uncertainty. See Item 7 — “Overview — Global Economic Uncertainty” for further discussion.

Implementation of our growth strategy involves the continuation and expansion of our retail distribution network, both in the U.S. and abroad, which are subject to many factors beyond our control. We may not be able to procure, purchase or lease desirable free-standing or department store locations, or renew and maintain existing free-standing store leases and department store locations on acceptable terms, or secure suitable replacement locations. The lease negotiation as well as the number and timing of new stores actually opened during any given period, and their associated contribution to net income for the period, depends on a number of factors including, but not limited, to: (i) the availability of suitable financing to us and our landlords; (ii) the timing of the delivery of the leased premises to us from our landlords in order to commence build-out construction activities; (iii) our ability and our landlords’ ability to obtain all necessary governmental licenses and permits to construct and operate our stores on a timely basis; (iv) our ability to manage the construction and development costs of new stores; (v) the rectification of any unforeseen engineering or environmental problems with the leased premises; (vi) adverse weather during the construction period; and (vii) the hiring and training of qualified operating personnel in the local market. While we continue to explore new markets and are always evaluating new potential, any of the above factors could have an adverse impact on our financial operations.

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

Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. We believe that a substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. In Fiscal 2008, sales to Macy’s, Inc. represented approximately 24% of our wholesale net sales and sales to Dillard Department Stores, Inc. represented approximately 12% of our wholesale net sales. In the aggregate, our ten largest customers accounted for approximately 69% of our wholesale net sales during Fiscal 2008. There can be no assurance that consolidations, restructurings, reorganizations or other ownership changes in the department store sector will not have a material adverse effect on our wholesale business.

We typically do not enter into long-term agreements with our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners; to change their manner of doing business with us or our licensing partners; or their new strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives, could have a material adverse effect on our business or financial condition. See Item 1 — “Recent Developments” for discussion of launch of American Living.

Our business could be negatively impacted by any financial instability of our customers.

We sell our wholesale merchandise primarily to major department stores across the U.S. and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to that customer’s receivables. Two of our customers, Macy’s, Inc. and Dillard Department Stores, Inc., in the aggregate constituted 31% of trade accounts receivable outstanding as of March 29, 2008. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. See Item 1 — “Wholesale Credit Control.”

Our profitability may decline as a result of increasing pressure on margins.

The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Certain legal proceedings and regulatory matters could adversely impact our results of operations.

We are involved in certain legal proceedings and are subject to various claims involving alleged breach of contract claims, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters and other litigations. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to the Company or have a negative impact on the Company’s reputation or relations with its employees, customers, licensees or other third parties. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that the Company devotes substantial time and resources to defend itself. Further, changes in governmental regulations both in the U.S. and in other countries where we conduct business operations could have an adverse impact on our results of operations. See Item 3 — “Legal Proceedings” for further discussion of the Company’s legal matters.

Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.

The Company relies heavily on its computer systems to record and process transactions and manage and operate our business. We also utilize a sophisticated automated replenishment system to facilitate the processing of basic replenishment orders from our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce and other Internet websites in the U.S.. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages.

Our business is subject to risks associated with importing products.

As of March 29, 2008, we source a significant portion of our products outside the U.S. through arrangements with over 400 foreign vendors in various countries. In Fiscal 2008, over 98%, by dollar value, of our products were produced outside the U.S., primarily in Asia, Europe and South America. Risks inherent in importing our products include:

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

We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications primarily by international manufacturers. During Fiscal 2008, less than 2%, by dollar value, of our men’s and women’s products were manufactured in the U.S. and over 98%, by dollar value, of these products were manufactured in other countries. Two of the manufacturers engaged by us accounted for approximately 12% and 8% of our total production during Fiscal 2008. The primary production facilities of these two manufacturers are located in Asia. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a substantial reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

Our business could suffer if one of our manufacturers fails to use acceptable labor practices.

We require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us or one of our licensing partners, or the divergence of an independent manufacturer’s or licensing partner’s labor practices from those generally accepted as ethical or appropriate in the U.S., could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

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

We generally purchase our products in U.S. dollars. However, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales and licensing revenue generally is derived from sales in foreign currencies. These foreign currencies include the Japanese Yen, the Euro and the British Pound Sterling, and this revenue could be materially affected by currency fluctuations. Although we hedge certain exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See Item 7 — “Market Risk Management.”

We rely on our licensing partners to preserve the value of our licenses.

The risks associated with our own products also apply to our licensed products in addition to any number of possible risks specific to a licensing partner’s business, including, for example, risks associated with a particular licensing partner’s ability to:

•	obtain capital;

•	manage its labor relations;

•	maintain relationships with its suppliers;

•	manage its credit and bankruptcy risks effectively; and

•	maintain relationships with its customers.

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

The voting shares of the Company’s stock are concentrated in one majority stockholder.

As of March 29, 2008, Mr. Ralph Lauren, or entities controlled by Mr. Ralph Lauren, owned approximately 87% of the voting power of the outstanding common stock of the Company. As a result, Mr. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of the Company’s Class B common stock directors, voting separately as a class, and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that from time to time it may be helpful to provide investors with guidance as to our quarterly and annual forecast of net sales and earnings. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. If and when we announce actual results that differ from those that have been predicted by us, outside analysts or others, the market price of our securities could be affected. Investors who rely on the predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

Risks Relating to the Industry in Which We Compete

A downturn in the global economy may affect consumer purchases of discretionary items and luxury retail products, which could adversely affect our sales.

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

Consumer purchases of discretionary items and luxury retail products, including our products, may decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economies in which we, or our licensing partners, sell our products may materially adversely affect our businesses and our revenues and profits. See Item 7 — “Overview — Our Objectives and Risks” for further discussion.

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

We face a variety of intense competitive challenges from other domestic and foreign fashion-oriented apparel and casual apparel producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We compete with these companies primarily on the basis of:

•	anticipating and responding to changing consumer demands in a timely manner;

•	maintaining favorable brand recognition;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers;

•	appropriately pricing products;

•	failure to anticipate and maintain proper inventory levels;

•	providing strong and effective marketing support;

•	creating an acceptable value proposition for retail customers;

•	ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers; and

•	obtaining sufficient retail floor space and effective presentation of our products at retail stores.

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

Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, we cannot assure you that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business and impair the image of our brands. Conversely, if we underestimate consumer demand for its products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues. See Item 1 — “Sourcing, Production and Quality.”

Item 2.	Properties

We lease space for our retail and factory showrooms, and warehouse and office space in various domestic and international locations. We do not own any real property except for our distribution facility in Greensboro, North Carolina and a parcel of land adjacent to the facility, and retail stores in Southampton, New York and Nantucket, Massachusetts. Contemporaneous with our acquisition of the remaining 50% equity interest in RL Media, we entered into a transition services agreement with Value Vision to continue to provide warehousing, order fulfillment and call center functions for RL Media through August 2008. RL Media has begun performing warehousing, order fulfillment and call center functions on its own in Fiscal 2008.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

The following table sets forth information with respect to our key properties:

		Approximate	Current Lease Term
Location	Use	Sq. Ft.	Expiration

Greensboro, N.C.	Wholesale Distribution Facility	1,500,000	Owned
High Point, N.C.	Retail Distribution Facility	360,000	January 31, 2023
Martinsburg, W.V.	Wholesale Distribution Facility	187,000	December 31, 2010
650 Madison Avenue, NYC	Executive, corporate office and design studio, Men’s showrooms	207,000	December 31, 2009
Lyndhurst, N.J.	Corporate and retail administrative offices	170,000	December 31, 2019
550 7th Avenue, NYC	Corporate office, design studio and Women’s showrooms	105,500	December 31, 2018
625 Madison Avenue, NYC	Corporate offices and home showroom	270,000	December 31, 2019
Geneva, Switzerland	European corporate offices	48,800	March 31, 2013
867 Madison Avenue, NYC	Retail Flagship Store	27,700	December 31, 2013
Beverly Hills, CA	Retail Flagship Store	21,600	September 30, 2023
Chicago, IL	Retail Flagship Store	37,600	November 14, 2017
Milan, Italy	Retail Flagship Store	18,000	June 30, 2015
Tokyo, Japan	Retail Flagship Store	24,300	December 31, 2020

We have begun to occupy a 360,000 square foot leased distribution facility in High Point, North Carolina, for our RL Media business during Fiscal 2008. The term of the lease commenced on August 17, 2007 and expires on January 31, 2023.

We paid aggregate rent in Fiscal 2008 of approximately $62 million for our non-retail facilities. We anticipate that we will be able to extend those leases which expire in the near future on terms satisfactory to us or relocate to facilities timely and on acceptable terms.

As of March 29, 2008, we operated 313 retail stores, totaling approximately 2.4 million square feet. Aggregate annual rentals for retail space in Fiscal 2008 totaled approximately $146 million. We anticipate that we will be able to extend those leases which expire in the near future on satisfactory terms or relocate to desirable locations.

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

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. As of the end of Fiscal 2007, the Company had recorded a total reserve of $5.0 million for this matter based on its best estimate of exposure at that time. While the final settlement of this matter is pending approval by the credit card issuers, the Company’s Canadian credit card processor returned three-quarters of the funds previously escrowed to cover potential claims by the end of April 2008. Accordingly, based on the progress in this matter and the available evidence to date, the Company reversed $4.1 million of its original $5.0 million reserve into income during Fiscal 2008. The Company was also recently advised that the Quebec Privacy Commission has ceased its investigation of Club Monaco in connection with this matter.

The Company is cooperating with law enforcement authorities in both the U.S. and Canada in their investigations of these matters.

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court for the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. We believe this lawsuit to be without merit, and moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. A hearing on these motions occurred on November 1, 2007. The judge presiding in this case provided a written ruling on the summary judgment motion on April 11, 2008. The Court granted Polo’s summary judgment motion to dismiss in large measure, and denied Wathne’s cross-motion. Wathne has appealed the dismissal of its claims. A trial date has not yet been established in connection with this matter. We intend to continue to contest the few remaining claims in this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendants’ marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, we filed an appeal of the judge’s decision to deny our motion for a new trial to the U.S. Court of Appeals for the Second Circuit. On March 4, 2008, the Court of Appeals issued a decision affirming the judgment of the U.S. District Court for the Southern District of New York.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 29, 2008.

PART II

Item 5.	Market for Registrants’ Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “RL.” The following table sets forth the high and low sales prices per share of the Class A common stock for each quarterly period in our two most recent fiscal years, as reported on the NYSE Composite Tape:

	Market Price
	of Class A
	Common Stock
	High	Low

Fiscal 2008:
First Quarter	$101.46	$87.70
Second Quarter	102.58	71.76
Third Quarter	78.61	60.50
Fourth Quarter	68.67	50.55
Fiscal 2007:
First Quarter	$62.87	$52.02
Second Quarter	66.20	45.65
Third Quarter	83.15	64.77
Fourth Quarter	90.12	77.90

On May 20, 2003, our Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on our Class A common stock. Approximately $20 million was recorded as a reduction to retained earnings during Fiscal 2008 in connection with these dividends.

As of May 16, 2008, there were 1,144 holders of record of our Class A common stock and 14 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren and related entities and are convertible at any time into shares of Class A common stock on a one-for-one basis.

The following table sets forth the repurchases of our Class A common stock during the fiscal quarter ended March 29, 2008:

					Maximum Number
					(or Approximate
				Total Number	Dollar Value) of
				of Shares	Shares
	Total Number			Purchased as Part of	That May Yet be
	of Shares		Average Price	Publicly Announced	Purchased Under the
	Purchased(1)		Paid Per Share	Plans or Programs(1)	Plans or Programs
					(millions)

December 30, 2007 to January 26, 2008	—		$—	—	$298
January 27, 2008 to February 23, 2008	1,500,000		65.93	1,500,000	199
February 24, 2008 to March 29, 2008	1,039,107	(2)	57.30	1,003,803	142

	2,539,107			2,503,803

(1)	These purchases were made on the open market under the Company’s Class A common stock repurchase program. In August 2007, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allowed the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date.

(2)	Includes 35,304 shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock with the cumulative total return of the Standard & Poor’s 500 Index, our peer group for the preceding fiscal year (the “Old Peer Group”), and a peer group index of companies that we believe are similar to ours (the “New Peer Group”) for the period from March 28, 2003, the last trading day in the Company’s 2003 fiscal year, through March 28, 2008, the last trading day in the Company’s 2008 fiscal year. Our Old Peer Group consisted of Coach, Estee Lauder, Jones Apparel, Kellwood, Kenneth Cole, Liz Claiborne, Phillips Van Heusen, Tiffany & Co., VF Corp., Warnaco, LVMH, Burberry, Christian Dior, PPR SA, Hermes International, Richemont, Luxottica and Tod’s Group. Our New Peer Group consists of the same companies in our Old Peer Group with the exception of Kellwood and Christian Dior. All calculations done for foreign companies in our New Peer Group are made using the local foreign issue of such companies. We believe that the companies in our New Peer Group index, taken together, are more comparable to our businesses. The returns are calculated by assuming an investment in the Class A common stock and each index of $100 on March 29, 2003, with all dividends reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Polo Ralph Lauren Corporation, The S&P 500 Index,
A New Peer Group And An Old Peer Group

*	$100 invested on 3/28/03 in stock or 3/31/03 in index-including reinvestment of dividends. Index calculated on month-end basis.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6.	Selected Financial Data

See the “Index to Consolidated Financial Statements and Supplementary Information,” and specifically “Selected Financial Information” appearing at the end of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and footnotes, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2008 (“Fiscal 2008 10-K”). We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2008 ended on March 29, 2008 and reflected a 52-week period (“Fiscal 2008”); fiscal year 2007 ended on March 31, 2007 and reflected a 52-week period (“Fiscal 2007”); and fiscal year 2006 ended on April 1, 2006 and also reflected a 52-week period (“Fiscal 2006”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, including our objectives and risks, and a summary of financial performance for Fiscal 2008. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2008, Fiscal 2007 and Fiscal 2006.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2008, Fiscal 2007 and Fiscal 2006, as well as a discussion of our financial condition and liquidity as of March 29, 2008. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) a summary of our outstanding debt and commitments as of March 29, 2008.

•	Market risk management. This section discusses how we manage exposure to potential losses arising from adverse changes in interest rates, foreign currency exchange rates and fluctuations in the reported net assets of certain of our international operations.

•	Critical accounting policies. This section discusses accounting policies considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our accompanying audited consolidated financial statements.

•	Recent accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been issued, but which we have not yet adopted.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business (representing 57% of Fiscal 2008 net revenues) consists of wholesale-channel sales made principally to major department stores, specialty stores and golf and pro shops located throughout the U.S., Europe and Asia. Our retail business (representing 39% of Fiscal 2008 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through our retail internet site located at www.RalphLauren.com (formerly known as Polo.com). In addition, our licensing business (representing 4% of Fiscal 2008 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 25% of our Fiscal 2008 net revenues was earned in international regions outside of the U.S. and Canada. See Note 20 to the accompanying audited consolidated financial statements for a summary of net revenues by geographic location.

Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment.

Our Objectives and Risks

Our core strengths include a portfolio of global luxury lifestyle brands, a strong and experienced management team, a proven ability to develop and extend our brands distributed through multiple retail channels in global markets, a disciplined investment philosophy and a solid balance sheet. Despite the various risks and uncertainties associated with the current global economy as further discussed below, we believe our core strengths will continue to allow us to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

During the course of the past five fiscal years, our revenues, net income and operating cash flow have grown to record levels. See “Selected Financial Information” included elsewhere in this Fiscal 2008 10-K for further discussion.

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

As our business has grown, our portfolio mix and brand control has evolved from primarily that of a mono-brand U.S. centric menswear wholesaler with a broad array of product and geographic licenses to that of a portfolio of lifestyle brands with a “direct control” model over most of our brands, products and international territories. We believe that this broader and better-diversified portfolio mix positions us for ongoing growth, offering our customers a range of products, price points and channels of distribution, and our size and global operations favorably position us to take advantage of synergies in design, sourcing and distribution.

In connection with our key objectives, we intend to continue to pursue opportunities for growth during the course of Fiscal 2009 and beyond. These opportunities and continued investment initiatives include:

•	Global expansion of our retail presence in various formats and key markets, including Paris, France;

•	Ongoing integration of our newly acquired Japanese businesses, and the transition of certain key product categories operated under pre-existing sublicenses in Japan into our own business;

•	Further development of a wide array of luxury accessories product offerings, including handbags, footwear, small leathergoods and watches/jewelry; and

•	Further growth in our initiatives to develop new lifestyle brands in partnership with select department and specialty stores, such as our current American Living brand with J.C. Penney Company, Inc. (“JCPenney”) and our current Chaps brand with Kohl’s Department Stores, Inc.

Global Economic Uncertainty

Our opportunities for long-term growth are accompanied by significant challenges and risks, particularly in the near term. Specifically, our business is dependent on consumer demand for our products. We believe that significant uncertainty and a slowdown in the U.S. macroeconomic environment negatively impacted the level of consumer spending for discretionary items during most of Fiscal 2008. Despite the more challenging U.S. retail environment that affected both the Company’s wholesale customers and retail channels, we continued to experience reported revenue growth for all quarters during Fiscal 2008. If the U.S. macroeconomic environment continues to be weak and/or spreads to significant markets outside of the U.S., these worsening economic conditions could have a continuing negative effect on the Company’s sales and operating margin growth rates across all segments in Fiscal 2009.

As of March 29, 2008, largely in response to the U.S. macroeconomic environment, our traditional retail partners in the U.S. have reduced their initial wholesale orders for fall 2008 apparel products. This contraction in the U.S. department and specialty store channel in Fiscal 2009 is expected to be more than offset primarily by sales in our new American Living product line and by the continuing growth in profitability of our businesses in Europe and Japan.

See Item 1A — “Risk Factors” included elsewhere in this Fiscal 2008 10-K for further discussion.

Summary of Financial Performance

Operating Results

During Fiscal 2008, we reported revenues of $4.880 billion, net income of $419.8 million and net income per diluted share of $3.99. This compares to revenues of $4.295 billion, net income of $400.9 million and net income per diluted share of $3.73 during Fiscal 2007. As discussed further below, the comparability of our operating results has been affected by recent acquisitions and the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standards (“FAS”) No. 109” (“FIN 48”), effective as of the beginning of Fiscal 2008.

On a reported basis, our operating performance in Fiscal 2008 was primarily driven by 13.6% revenue growth, led by our Wholesale and Retail segments (including the effect of certain acquisitions that occurred in the first quarter of Fiscal 2008; see “Recent Developments” for further discussion). This revenue growth was partially offset by a decline in gross profit percentage of 30 basis points to 54.1% primarily due to the purchase accounting effects of our recent acquisitions, as well as increases in selling, general and administrative (“SG&A”) expenses and amortization expense of intangible assets driven by these acquisitions. The increase in SG&A expense was also attributable to the overall growth in our business. Excluding the effects of acquisitions, revenues increased by 8.6%, led by our Wholesale segment (8.1% growth) and Retail segment (9.7% growth). Excluding the effects of acquisitions, gross profit as a percentage of net revenues increased 10 basis points as improved performance in our European wholesale operations more than offset increased domestic promotional activity associated in part with the challenging U.S. retail environment.

Net income and net income per diluted share increased in Fiscal 2008 as compared to Fiscal 2007, principally due to a $20.1 million decrease in the provision for income taxes and an $0.8 million increase in operating income. The decrease in the provision for income taxes was driven by a 310 basis point decline in our effective tax rate.

See “Transactions Affecting Comparability of Results of Operations and Financial Condition” described below for further discussion of the recent acquisitions and the adoption of FIN 48.

Financial Condition and Liquidity

Our financial position reflects the funding of our recent acquisitions, our increased share repurchase activity and the overall relative strength of our business results. Excluding $74.3 million of short-term investments classified in our consolidated balance sheet outside of cash and cash equivalents, we ended Fiscal 2008 in a net debt position (total debt less total cash and cash equivalents) of $127.7 million, compared to a net cash position (total cash and cash equivalents less total debt) of $165.1 million at the end of Fiscal 2007.

The decrease in our net cash position as of the end of Fiscal 2008 was primarily due to the Japanese Business Acquisitions (as defined and discussed under “Recent Developments”), net of approximately $239 million of Impact 21’s cash on-hand acquired. The decrease is also due to an increase in our share repurchases and capital expenditures. Our stockholders’ equity increased to $2.390 billion as of March 29, 2008, compared to $2.335 billion as of March 31, 2007. This increase was primarily due to our net income and higher other comprehensive income during Fiscal 2008, offset in part by our increased share repurchase activity and a $62.5 million reduction in retained earnings in connection with the adoption of FIN 48.

We generated $695.4 million of cash from operations in Fiscal 2008, compared to $796.1 million in Fiscal 2007. The decrease in operating cash flow was primarily driven by the absence of the approximately $180 million, net of certain tax withholdings, received under the Eyewear Licensing Agreement (as defined in Note 22 to the accompanying audited consolidated financial statements) in the prior fiscal year. We used our cash availability to reinvest in our business through capital spending and acquisitions, as well as in connection with our common stock repurchase program. In particular, we spent $217.1 million for capital expenditures primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure. We used $188.7 million primarily to fund the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition, net of cash acquired (see “Recent Developments” for further discussion). We also used $475.4 million to repurchase 6.0 million shares of Class A common stock.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three fiscal years presented herein has been affected by certain transactions, including:

•	Acquisitions that occurred in Fiscal 2008, Fiscal 2007 and Fiscal 2006. In particular, the Company completed the Japanese Business Acquisitions on May 29, 2007, the Small Leathergoods Business Acquisition on April 13, 2007, the RL Media Minority Interest Acquisition on March 28, 2007, the Polo Jeans Business Acquisition on February 3, 2006 and the Footwear Business Acquisition on July 15, 2005 (each as defined in Note 5 to the accompanying audited consolidated financial statements).

•	The adoption of the provisions of FIN 48 as of the beginning of Fiscal 2008 (April 1, 2007). Accruals required for Fiscal 2008 under the provisions of FIN 48 were entirely offset by the reversal of tax reserves, principally associated with an audit settlement and the expiration of a statute of limitations. The incremental impact of the adoption of FIN 48 decreased the effective tax rate by 97 basis points in Fiscal 2008. See Note 12 to the accompanying audited consolidated financial statements for further discussion of the Company’s adoption of FIN 48.

•	The change in accounting for stock-based compensation effective as of the beginning of Fiscal 2007 (April 2, 2006), as well as certain pretax charges related to retail asset impairments recognized during each of Fiscal 2008 and Fiscal 2006.

•	Certain pretax charges (reversals) related to restructurings and the Company’s credit card contingencies during the fiscal years presented.

A summary of the effect of certain of these items on pretax income for each applicable fiscal year presented is noted below (references to notes are to the notes to the accompanying audited consolidated financial statements):

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Stock-based compensation costs (see Note 18)	$(70.7)	$(43.6)	$(26.6)
Restructuring charges (see Note 11)	—	(4.6)	(9.0)
Impairments of retail assets (see Note 7)	(5.0)	—	(10.8)
Credit card contingency reserve reversals (charges) (see Note 15)	4.1	(3.0)	(6.8)

	$(71.6)	$(51.2)	$(53.2)

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

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. In January 2008, at an Impact 21 shareholders meeting, the Company obtained the necessary approvals to complete the process of acquiring the remaining approximately 3% of outstanding shares not exchanged as of the close of the tender offer period (the “minority squeeze-out”). In February 2008, the Company acquired approximately 1% of the remaining Impact 21 shares outstanding at an aggregate cost of $5 million. The Company expects the minority squeeze-out to be successfully concluded in the first quarter of Fiscal 2009, at an estimated aggregate cost of $9 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and ¥20.5 billion of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company repaid the borrowing by its maturity date on May 22, 2008 using approximately $200 million of Impact 21’s cash on-hand acquired as part of the acquisition.

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

Acquisition of Small Leathergoods Business

On April 13, 2007, the Company acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., the Company’s licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. (the “Small Leathergoods Business Acquisition”). The assets acquired from Kellwood are operated under the name of “Polo Ralph Lauren Leathergoods” and allowed the Company to further expand its accessories business. The acquisition cost was approximately $10 million. Kellwood provided various transition services to the Company for a period of up to six months from the date of acquisition.

The results of operations for the Polo Ralph Lauren Leathergoods business have been consolidated in the Company’s results of operations commencing April 1, 2007.

Acquisition of RL Media Minority Interest

On March 28, 2007, the Company acquired the remaining 50% equity interest in Ralph Lauren Media, LLC (“RL Media”) formerly held by NBC-Lauren Media Holdings, Inc., a subsidiary wholly owned by the National Broadcasting Company, Inc. (“NBC”) (37.5%) and Value Vision Media, Inc. (“Value Vision”) (12.5%) (the “RL Media Minority Interest Acquisition”). RL Media conducts the Company’s e-commerce initiatives through the RalphLauren.com internet site and is consolidated by the Company as a wholly owned subsidiary. The acquisition cost was $175 million. In addition, Value Vision entered into a transition services agreement with the Company to provide order fulfillment and related services over a period of up to seventeen months from the date of the acquisition of the RL Media minority interest.

American Living

In Fiscal 2008, the Company launched American Living, a new lifestyle brand created exclusively in the U.S. for distribution by JCPenney through the Company’s new Global Brand Concepts (“GBC”) group. The Company began shipping related product to JCPenney in December 2007 to support the launch of this new product line. The success of American Living and the introduction of new product categories in both the U.S. and overseas may be negatively impacted in Fiscal 2009 by ongoing economic uncertainty. See “Global Economic Uncertainty” for further discussion.

Other Developments

In late Fiscal 2007, the Company formed the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), a joint venture with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group. The Company began to incur certain start-up costs in Fiscal 2008 to support the launch of this business, which is expected to occur in the spring of calendar 2009.

See Note 5 to the accompanying audited consolidated financial statements for further discussion of the Company’s acquisitions and joint venture formed during the fiscal years presented.

RESULTS OF OPERATIONS

Fiscal 2008 Compared to Fiscal 2007

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Fiscal Years Ended
	March 29,	March 31,
	2008	2007	$ Change	% Change
	(millions, except per share data)

Net revenues	$4,880.1	$4,295.4	$584.7	13.6%
Cost of goods sold(a)	(2,242.0)	(1,959.2)	(282.8)	14.4%

Gross profit	2,638.1	2,336.2	301.9	12.9%
Gross profit as % of net revenues	54.1%	54.4%
Selling, general and administrative expenses(a)	(1,932.5)	(1,663.4)	(269.1)	16.2%
SG&A as % of net revenues	39.6%	38.7%
Amortization of intangible assets	(47.2)	(15.6)	(31.6)	202.6%
Impairment of retail assets	(5.0)	—	(5.0)	NM
Restructuring charges	—	(4.6)	4.6	(100.0)%

Operating income	653.4	652.6	0.8	0.1%
Operating income as % of net revenues	13.4%	15.2%
Foreign currency gains (losses)	(6.4)	(1.5)	(4.9)	326.7%
Interest expense	(25.7)	(21.6)	(4.1)	19.0%
Interest and other income, net	24.7	26.1	(1.4)	(5.4)%
Equity in income (loss) of equity-method investees	(1.8)	3.0	(4.8)	(160.0)%
Minority interest expense	(2.1)	(15.3)	13.2	(86.3)%

Income before provision for income taxes	642.1	643.3	(1.2)	(0.2)%
Provision for income taxes	(222.3)	(242.4)	20.1	(8.3)%

Effective tax rate(b)	34.6%	37.7%
Net income	$419.8	$400.9	$18.9	4.7%

Net income per share — Basic	$4.10	$3.84	$0.26	6.8%

Net income per share — Diluted	$3.99	$3.73	$0.26	7.0%

(a)	Includes total depreciation expense of $154.1 million and $129.1 million for Fiscal 2008 and Fiscal 2007, respectively.
(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM  Not meaningful.

Net Revenues.  Net revenues increased by $584.7 million, or 13.6%, to $4.880 billion in Fiscal 2008 from $4.295 billion in Fiscal 2007. The increase was driven by a combination of organic growth, acquisitions and favorable foreign currency effects. Excluding the effect of acquisitions, net revenues increased by $371.2 million, or 8.6%. On a reported basis, wholesale revenues increased by $442.2 million primarily as a result of incremental revenues from the newly acquired Impact 21 and Small Leathergoods businesses, the inclusion of revenues from the initial shipments of the American Living product line to JCPenney and increased sales in our global menswear and womenswear product lines, primarily driven by strong performance in Europe. The increase in net revenues also was driven by an increase of $169.4 million in our Retail segment revenues as a result of an increase in comparable global retail store sales, continued global store expansion and growth in RalphLauren.com sales. The increase in net revenues was partially offset by a decrease of $26.9 million in licensing revenue, primarily due to a decrease in international licensing royalties as a result of the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment. Also contributing to the decrease in licensing revenue was a net decrease in domestic licensing royalties, primarily due to the absence of approximately $8 million of minimum royalty and design-service fees received in connection with the termination of a licensing arrangement in the prior fiscal year.

Net revenues for our three business segments are provided below:

	Fiscal Years Ended
	March 29,	March 31,
	2008	2007	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$2,758.1	$2,315.9	$442.2	19.1%
Retail	1,912.6	1,743.2	169.4	9.7%
Licensing	209.4	236.3	(26.9)	(11.4)%

Total net revenues	$4,880.1	$4,295.4	$584.7	13.6%

Wholesale net revenues — The net increase primarily reflects:

•	the inclusion of $254 million of revenues from the newly acquired Impact 21 and Small Leathergoods businesses, net of intercompany eliminations;

•	an approximate $47 million increase in our European businesses on a constant currency basis driven by increased sales in our menswear and womenswear product lines;

•	an aggregate $81 million net increase in our U.S. businesses. The net increase was primarily due to the initial shipments of the American Living product line to JCPenney; an increase in our menswear shipments; a net increase in womenswear, primarily driven by Chaps, partially offset by increased promotional activity; and an increase in footwear attributable to increased door penetration. Offsetting these increases were a decline in our childrenswear product lines due to weaker sales at department stores and increased promotional activity; and a planned reduction in our off-price channel denim business; and

•	a $60 million increase in revenues due to a favorable foreign currency effect, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar in Fiscal 2008.

Retail net revenues — For purposes of the discussion of retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes both Ralph Lauren and Club Monaco stores.

The increase in retail net revenues primarily reflects:

•	a $87 million aggregate net increase in comparable full-price and factory store sales on a global basis, including a net aggregate favorable $22 million foreign currency effect. This net increase was driven by increases in comparable store sales as provided below:

Fiscal Year Ended
March 29,
2008

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	6.6%
Full-price Club Monaco store sales	5.7%
Factory store sales	5.5%
Total increase in comparable store sales as reported	5.8%
Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	4.3%
Full-price Club Monaco store sales	5.7%
Factory store sales	4.2%
Total increase in comparable store sales excluding the effect of foreign currency	4.3%

•	a $52 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past fiscal year. There was a net increase in average global store count of 9 stores, to a total of 313 stores, compared to the prior fiscal year. The net increase in store count was primarily due to several new domestic and international full-price and factory store openings; and

•	a $30 million, or 26.4%, increase in sales at RalphLauren.com.

Licensing revenue — The net decrease primarily reflects:

•	a $26 million net decrease in international licensing royalties, primarily due to the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment; and

•	a $1 million net decrease in domestic licensing royalties, primarily due to the absence of approximately $8 million of minimum royalty and design-service fees received in connection with the termination of a licensing arrangement in the prior fiscal year. The net decrease was partially offset by an increase in eyewear-related royalties as a result of the licensing agreement entered into with Luxottica, which took effect on January 1, 2007.

Gross Profit.  Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory obsolescence. The costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in SG&A expenses.

Gross profit increased by $301.9 million, or 12.9%, to $2.638 billion in Fiscal 2008 from $2.336 billion in Fiscal 2007. Gross profit as a percentage of net revenues decreased by 30 basis points to 54.1% in Fiscal 2008 from 54.4% in Fiscal 2007, primarily due to the dilutive effect of our recent acquisitions. Excluding the effect of acquisitions, gross profit increased by $208.6 million, or 8.9%, and gross profit as a percentage of net revenues increased 10 basis points compared to Fiscal 2007. The increase in gross profit as a percentage of net revenues was due to improved performance in our European wholesale operations which generally carry higher margins, offset in part by increased domestic promotional activity as well as a slight change in the overall relative sales mix between the Wholesale segment and the higher margin Retail and Licensing segments.

Gross profit as a percentage of net revenues is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net revenues to fluctuate from year to year.

We anticipate that current macroeconomic challenges, including inflationary pressures on raw material and fuel costs, could negatively affect the cost of our products and related gross profit percentages in Fiscal 2009. See Item 1A — “Risk Factors” for further discussion.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $269.1 million, or 16.2%, to $1.932 billion in Fiscal 2008 from $1.663 billion in Fiscal 2007. SG&A expenses as a percent of net revenues increased to 39.6% in Fiscal 2008 from 38.7% in Fiscal 2007. The net 90 basis point increase was primarily associated with operating expenses at the Company’s newly acquired businesses and certain start-up costs related to new business launches. The $269.1 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $91 million for our newly acquired Impact 21 and Small Leathergoods businesses, including costs incurred pursuant to transition service arrangements;

•	higher stock-based compensation expense of approximately $27 million primarily due to an increase in the Company’s share price as of the date of its annual equity award grant in the second quarter of Fiscal 2008 compared to the share price as of the comparable grant date in Fiscal 2007;

•	higher compensation-related expenses (excluding stock-based compensation) of approximately $56 million, principally relating to increased selling costs associated with higher retail and wholesale sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands, as well as severance-related costs;

•	an approximate $39 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open in Fiscal 2009;

•	an approximate $25 million increase in depreciation expense primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure; and

•	an approximate $36 million increase in SG&A expenses due to unfavorable foreign currency effects, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar during Fiscal 2008.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $31.6 million, to $47.2 million in Fiscal 2008 from $15.6 million in Fiscal 2007. The net increase was primarily due to the amortization of intangible assets acquired in connection with the Company’s recent acquisitions. See “Recent Developments” for further discussion of the acquisitions.

Impairment of Retail Assets.  A non-cash impairment charge of $5.0 million was recognized in Fiscal 2008 to reduce the carrying value of certain long-lived assets in the Company’s Retail segment to their estimated fair value. The impairment was primarily attributable to lower-than-expected operating cash flow performance in certain stores. No impairment charges were recognized in Fiscal 2007. See Note 7 to the accompanying audited consolidated financial statements for further discussion.

Restructuring Charges.  Restructuring charges of $4.6 million were recognized in Fiscal 2007 primarily associated with the Club Monaco retail business. No significant restructuring charges were recognized in Fiscal 2008. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Operating Income.  Operating income increased slightly by $0.8 million, or 0.1%, to $653.4 million in Fiscal 2008 from $652.6 million in Fiscal 2007. Operating income as a percentage of revenue decreased 180 basis points, to 13.4% in Fiscal 2008 from 15.2% in Fiscal 2007, primarily due to the effect of purchase accounting relating to the acquisitions. Excluding the effect of acquisitions, operating income increased by $43.0 million, or 6.6%, while operating income as a percentage of net revenues decreased 30 basis points in Fiscal 2008. The decrease in operating income as a percentage of net revenues primarily reflected the increase in SG&A expenses due to business expansion, partially offset by an increase in gross profit margin as previously discussed.

Operating income as reported for our three business segments is provided below:

	Fiscal Years Ended
	March 29,	March 31,
	2008	2007	$ Change	% Change
	(millions)

Operating Income:
Wholesale	$565.4	$477.8	$87.6	18.3%
Retail	204.2	224.2	(20.0)	(8.9)%
Licensing	96.7	141.6	(44.9)	(31.7)%

	866.3	843.6	22.7	2.7%
Less:
Unallocated corporate expenses	(217.0)	(183.4)	(33.6)	18.3%
Unallocated legal and restructuring charges	4.1	(7.6)	11.7	(153.9)%

Total operating income	$653.4	$652.6	$0.8	0.1%

Wholesale operating income increased by $87.6 million, including the favorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effects of these acquisitions, wholesale operating income increased by $61.4 million primarily as a result of increased net sales, including shipments of American Living, and improved gross margin primarily in our European wholesale operations, offset in part by increased domestic promotional activity in certain product categories. The increase was partially offset by higher net SG&A expenses in support of our new product lines.

Retail operating income decreased by $20.0 million, including the unfavorable effects from purchase accounting related to the RL Media Minority Interest Acquisition. Excluding the effects of the acquisition, retail operating income decreased by $9.0 million primarily as a result of increased markdown activity, a non-cash impairment charge of $5.0 million, and an increase in occupancy and other operating costs principally related to worldwide store expansion, as we continue to develop and invest in our existing retail concepts and formats. The decrease also reflected an increase in selling-related salaries and associated costs, as well as increased fulfillment costs associated with higher sales at RalphLauren.com.

Licensing operating income decreased by $44.9 million, including the unfavorable effects from the Japanese Business and Small Leathergoods Business Acquisitions. Excluding the effects of these acquisitions, licensing operating income increased by $12.5 million primarily due to an increase in eyewear-related royalties. This increase was partially offset by the absence of approximately $8 million of minimum royalty and design-service fees received in connection with the termination of a licensing arrangement in the prior fiscal year.

Unallocated corporate expenses increased by $33.6 million, primarily as a result of increases in brand-related marketing costs, including costs associated with various events related to the Company’s 40th anniversary, and compensation-related and facilities costs to support the ongoing growth of our businesses. The increase in compensation-related costs includes higher stock-based compensation expense and severance-related costs, as previously discussed under SG&A expenses.

Unallocated legal and restructuring charges were comprised of a reversal of an excess reserve in the amount of $4.1 million in Fiscal 2008 related to the Credit Card Matters (as defined in Note 15 to the accompanying audited consolidated financial statements). Unallocated legal and restructuring charges were $7.6 million in Fiscal 2007 and were principally associated with the Club Monaco Restructuring Plan charges of $4.0 million (as defined in Note 11 to the accompanying audited consolidated financial statements) and costs of $3.0 million related to the Credit Card Matters. No significant unallocated legal and restructuring charges were recognized in Fiscal 2008.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $6.4 million in Fiscal 2008, compared to a loss of $1.5 million in Fiscal 2007. Foreign currency losses increased compared to the prior fiscal year primarily due to a $2.0 million write-off of foreign currency option contracts, entered into to manage certain foreign currency exposures associated with the Japanese Business Acquisitions, most of which have expired unexercised as of March 29, 2008, hedge activity associated with the return of capital from a foreign subsidiary and intercompany royalty activity, as well as the timing of the settlement of third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs. Interest expense increased by $4.1 million to $25.7 million in Fiscal 2008 from $21.6 million in Fiscal 2007. The increase is primarily due to additional borrowings undertaken during the first quarter of Fiscal 2008 in connection with the Japanese Business Acquisitions (see “Debt and Covenant Compliance” for further discussion), as well as the higher principal amount of our outstanding Euro denominated debt. This increase was partially offset by the absence of overlapping interest on debt during the period between the issuance of the 2006 Euro Debt and the repayment of approximate €227 million principal amount of 6.125% notes outstanding that were due on November 22, 2006, from an original issuance of €275 million in 1999 (the “1999 Euro Debt”), in the prior fiscal year.

Interest and Other Income, net.  Interest and other income, net, decreased by $1.4 million, to $24.7 million in Fiscal 2008 from $26.1 million in Fiscal 2007. This decrease was principally driven by lower average interest rates, lower balances on our invested excess cash and higher transaction-related costs.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $1.8 million in Fiscal 2008 related to certain start-up costs associated with the recently formed joint venture, RL Watch Company, which the Company accounts for under the equity method of accounting. The equity in income of equity-method investees of $3.0 million in Fiscal 2007 related to Impact 21, which was previously accounted for as an equity-method investment. The results of operations for Impact 21 have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, no equity income related to Impact 21 was recorded in Fiscal 2008. See “Recent Developments” for further discussion of the Company’s Impact 21 Acquisition.

Minority Interest Expense.  Minority interest expense decreased by $13.2 million, to $2.1 million in Fiscal 2008 from $15.3 million in Fiscal 2007. The decrease is related to the Company’s acquisition of the remaining 50% interests in RL Media and PRL Japan. This decrease was partially offset by an increase related to the allocation of Impact 21’s net income to the holders of the approximate 80% interest not owned by the Company prior to the closing date of the related tender offer and to the holders of the remaining approximate 3% interest not owned by the Company as of the end of Fiscal 2008. See “Recent Developments” for further discussion of the Company’s acquisitions.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $20.1 million, or 8.3%, to $222.3 million in Fiscal 2008 from $242.4 million in Fiscal 2007. This decrease was primarily due to a decrease in our reported effective tax rate of 310 basis points, to 34.6% in Fiscal 2008 from 37.7% in Fiscal 2007, and a decrease in pretax income in Fiscal 2008 compared to Fiscal 2007. The lower effective tax rate is primarily due to tax reserve reductions associated with an audit settlement and the expiration of a statute of limitations, lower state income taxes as well as a change in the geographic mix of earnings, partially offset by certain higher, non-deductible expenses under § 162(m) of the Internal Revenue Code. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from year-to-year based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies. See “Critical Accounting Policies” for a discussion on the accounting for uncertain tax positions and the Company’s adoption of FIN 48 as of the beginning of Fiscal 2008.

Net Income.  Net income increased by $18.9 million, or 4.7%, to $419.8 million in Fiscal 2008 from $400.9 million in Fiscal 2007. The increase in net income principally related to the $20.1 million decrease in provision for income taxes discussed above and the $0.8 million increase in operating income. The increase was partially offset by reductions in operating income primarily related to the dilutive effect of purchase accounting, an increase in domestic promotional activity and higher SG&A expenses principally associated with our recent acquisitions. The net dilutive effect related to the Company’s recent acquisitions included approximately $53 million of non-cash amortization of intangible assets and inventory. See “Recent Developments” for further discussion of the Company’s acquisitions.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.26, or 7.0%, to $3.99 per share in Fiscal 2008 from $3.73 per share in Fiscal 2007. The increase in diluted per share results was primarily due to the higher level of net income and lower weighted-average diluted shares outstanding for Fiscal 2008 compared to the prior fiscal year.

Fiscal 2007 Compared to Fiscal 2006

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Fiscal Years Ended
	March 31,	April 1,
	2007	2006	$ Change	% Change
	(millions, except per share data)

Net revenues	$4,295.4	$3,746.3	$549.1	14.7%
Cost of goods sold(a)	(1,959.2)	(1,723.9)	(235.3)	13.7%

Gross profit	2,336.2	2,022.4	313.8	15.5%
Gross profit as % of net revenues	54.4%	54.0%
Selling, general and administrative expenses(a)	(1,663.4)	(1,476.9)	(186.5)	12.6%
SG&A as % of net revenues	38.7%	39.4%
Amortization of intangible assets	(15.6)	(9.1)	(6.5)	71.4%
Impairment of retail assets	—	(10.8)	10.8	(100.0)%
Restructuring charges	(4.6)	(9.0)	4.4	(48.9)%

Operating income	652.6	516.6	136.0	26.3%
Operating income as % of net revenues	15.2%	13.8%
Foreign currency gains (losses)	(1.5)	(5.7)	4.2	(73.7)%
Interest expense	(21.6)	(12.5)	(9.1)	72.8%
Interest and other income, net	26.1	13.7	12.4	90.5%
Equity in income (loss) of equity-method investees	3.0	4.3	(1.3)	(30.2)%
Minority interest expense	(15.3)	(13.5)	(1.8)	13.3%

Income before provision for income taxes	643.3	502.9	140.4	27.9%
Provision for income taxes	(242.4)	(194.9)	(47.5)	24.4%

Effective tax rate(b)	37.7%	38.8%
Net income	$400.9	$308.0	$92.9	30.2%

Net income per share — Basic	$3.84	$2.96	$0.88	29.7%

Net income per share — Diluted	$3.73	$2.87	$0.86	30.0%

(a)	Includes total depreciation expense of $129.1 million and $117.9 million for Fiscal 2007 and Fiscal 2006, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

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

	Fiscal Years Ended
	March 31,	April 1,
	2007	2006	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$2,315.9	$1,942.5	$373.4	19.2%
Retail	1,743.2	1,558.6	184.6	11.8%
Licensing	236.3	245.2	(8.9)	(3.6)%

Total net revenues	$4,295.4	$3,746.3	$549.1	14.7%

Wholesale net revenues — the net increase primarily reflects:

•	the inclusion of $190 million of revenues from our newly acquired Footwear and Polo Jeans Businesses;

•	a $156 million aggregate net increase led by our global menswear, womenswear and childrenswear businesses, primarily driven by strong growth in our Lauren product line, increased full-price sell-through performance in our menswear business and the effects from the successful domestic launch of our new Chaps for women and children product lines. These increases were partially offset by a decline in footwear sales (excluding the impact from acquisition) due to our planned integration efforts as we repositioned the related product line; and

•	a $27 million increase in revenues due to a favorable foreign currency effect, primarily related to the strengthening of the Euro in comparison to the U.S. dollar in Fiscal 2007.

Retail net revenues — The net increase primarily reflects:

•	a $104 million aggregate net increase in comparable full-price and factory store sales on a global basis, including a net aggregate favorable $9 million foreign currency effect. This net increase was driven by increases in comparable store sales as provided below:

Fiscal Year Ended
March 31,
2007

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	6.6%
Full-price Club Monaco store sales	10.9%
Factory store sales	8.1%
Total increase in comparable store sales as reported	7.6%
Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	5.7%
Full-price Club Monaco store sales	10.9%
Factory store sales	7.5%
Total increase in comparable store sales excluding the effect of foreign currency	6.9%

•	an increase in sales from non-comparable stores, primarily relating to new store openings within the past fiscal year. There was a net increase in global store count of 3 stores compared to the prior fiscal year, to a total of 292 stores. The net increase in store count was primarily due to several new openings of full-price stores, partially offset by the closure of certain Club Monaco Caban Concept and factory stores and Polo Jeans factory stores; and

•	a $26 million, or 28.9%, increase in sales at RalphLauren.com.

Licensing revenue — the net decrease primarily reflects:

•	the loss of licensing revenues from our Polo Jeans and Footwear Businesses now included as part of the Wholesale segment;

•	a decline in eyewear-related royalties due to the wind-down of the Company’s pre-existing licensing agreement prior to the commencement of the new Eyewear Licensing Agreement which took effect on January 1, 2007;

•	a decline in Home licensing royalties; and

•	a partially offsetting increase in international licensing royalties and the accelerated receipt and recognition of approximately $8 million of minimum royalty and design-service fees in connection with the termination of a domestic license agreement during Fiscal 2007.

Gross Profit.  Gross profit increased by $313.8 million, or 15.5%, to $2.336 billion in Fiscal 2007 from $2.022 billion in Fiscal 2006. Gross profit as a percentage of net revenues also increased to 54.4% in Fiscal 2007 from 54.0% in Fiscal 2006. The increase in gross profit reflected higher net sales and improved merchandise margins in our wholesale and retail businesses, including the continued emphasis on shifting the mix from off-price to full-price sales across our wholesale product lines, as well as the focus on improved inventory management. However, the overall improvement in gross profit margins was partially offset by the lower gross profit performance of our newly acquired Polo Jeans Business associated with the liquidation of existing inventory in anticipation of the redesign and launch of our new denim and casual sportswear product lines during spring of calendar 2007. Gross profit margins related to our Footwear Business have also been negatively impacted during Fiscal 2007, primarily by integration efforts as we repositioned the related product line.

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

	Fiscal Years Ended
	March 31,	April 1,
	2007	2006	$ Change	% Change
	(millions)

Operating Income:
Wholesale	$477.8	$398.3	$79.5	20.0%
Retail	224.2	140.0	84.2	60.1%
Licensing	141.6	153.5	(11.9)	(7.8)%

	843.6	691.8	151.8	21.9%
Less:
Unallocated corporate expenses	(183.4)	(159.1)	(24.3)	15.3%
Unallocated legal and restructuring charges	(7.6)	(16.1)	8.5	(52.8)%

Total operating income	$652.6	$516.6	$136.0	26.3%

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

Retail operating income increased by $84.2 million, primarily as a result of increased net sales and improved gross margin rates, as well as the absence of a non-cash impairment charge of $10.8 million recognized in Fiscal 2006. These increases were partially offset by an increase in selling related salaries and associated costs in connection with the increase in retail sales, including RalphLauren.com, and worldwide store expansion, including the new Tokyo flagship store.

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

Unallocated legal and restructuring charges were $7.6 million during Fiscal 2007, compared to $16.1 million during Fiscal 2006. Fiscal 2007 charges were principally associated with the Club Monaco Restructuring Plan charges of $4.0 million (as defined in Note 11 to the accompanying audited consolidated financial statements) and legal costs of $3.0 million related to the Credit Card Matters (as defined in Note 15 to the accompanying audited consolidated financial statements). Fiscal 2006 charges also primarily included the Club Monaco Restructuring Plan charges of $9.0 million and legal costs of $6.8 million associated with the Credit Card Matters.

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

Interest Expense.  Interest expense increased by $9.1 million to $21.6 million in Fiscal 2007 from $12.5 million in Fiscal 2006. The increase is primarily due to an increase in interest on capitalized leases due to additional obligations in Fiscal 2007 compared to the prior fiscal year and overlapping interest on debt during the period between the issuance of the 2006 Euro Debt and the repayment of the 1999 Euro Debt. In addition, prior year interest expense was favorably impacted by the interest rate swap agreements which were terminated at the end of Fiscal 2006.

Interest and Other Income, net.  Interest and other income, net, increased by $12.4 million, to $26.1 million in Fiscal 2007 from $13.7 million in Fiscal 2006. This increase is primarily driven by higher average interest rates and higher balances on our invested excess cash.

Equity in Income (Loss) of Equity-Method Investees.  Equity in the income of equity-method investees decreased by $1.3 million, to $3.0 million in Fiscal 2007 from $4.3 million in Fiscal 2006. This income relates to our 20% investment in Impact 21, a company that holds the sublicense with PRL Japan for our men’s, women’s and jeans businesses in Japan. See “Recent Developments” for further discussion of the Company’s Japanese Business Acquisitions that occurred in May 2007.

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

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $47.5 million, or 24.4%, to $242.4 million in Fiscal 2007 from $194.9 million in Fiscal 2006. This increase is a result of the increase in our pretax income, partially offset by a decrease in our reported effective tax rate, to 37.7% in Fiscal 2007 from 38.8% in Fiscal 2006. The lower effective tax rate is primarily due to a change in the mix of earnings, which resulted in more income being taxed at lower rates than in the previous fiscal year. See “Critical Accounting Policies” for a discussion on the accounting for uncertain tax positions and the Company’s adoption of FIN 48 in Fiscal 2008.

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

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	March 29,	March 31,
	2008	2007	$ Change
	(millions)

Cash and cash equivalents	$551.5	$563.9	$(12.4)
Current maturities of debt	(206.4)	—	(206.4)
Long-term debt	(472.8)	(398.8)	(74.0)

Net cash (debt)(a)	$(127.7)	$165.1	$(292.8)

Short-term investments	$74.3	$—	$74.3

Stockholders’ equity	$2,389.7	$2,334.9	$54.8

(a)	“Net cash” is defined as total cash and cash equivalents less total debt and “net debt” is defined as total debt less total cash and cash equivalents.

The decrease in our net cash position as of the end of Fiscal 2008 was primarily due to the Japanese Business Acquisitions, net of approximately $239 million of Impact 21’s cash on-hand acquired. As part of the Japanese Business Acquisitions, the Company borrowed ¥20.5 billion (approximately $206 million as of March 29, 2008) under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company used the proceeds from these borrowings and available cash-on hand to fund the Japanese Business Acquisitions. In addition, the Company spent $217.1 million for capital expenditures and used $475.4 million to repurchase 6.0 million shares of Class A common stock.

The increase in stockholders’ equity was primarily due to the Company’s net income and higher other comprehensive income during Fiscal 2008, offset in part by an increase in treasury stock as a result of the Company’s common stock repurchase program and a reduction in retained earnings of $62.5 million in connection with the adoption of FIN 48.

Subsequent to year end, the Company repaid its current maturities of debt using available cash on-hand.

Cash Flows

Fiscal 2008 Compared to Fiscal 2007

	Fiscal Years Ended
	March 29,	March 31,
	2008	2007	$ Change
	(millions)

Net cash provided by operating activities	$695.4	$796.1	$(100.7)
Net cash used in investing activities	(505.0)	(434.6)	(70.4)
Net cash provided by (used in) financing activities	(260.5)	(95.2)	(165.3)
Effect of exchange rate changes on cash and cash equivalents	57.7	11.9	45.8

Net increase (decrease) in cash and cash equivalents	$(12.4)	$278.2	$(290.6)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased to $695.4 million in Fiscal 2008, compared to $796.1 million in Fiscal 2007. This $100.7 million net decrease in operating cash flow was primarily driven by:

•	the absence of the approximately $180 million, net of certain tax withholdings, received under the Eyewear Licensing Agreement in the prior fiscal year; and

•	an increase in other receivables primarily attributable to the timing of estimated tax payments.

The above decreases were partially offset by:

•	an increase in net income before non-cash depreciation, amortization and stock-based compensation expenses;

•	improved accounts receivable cash collections in the Company’s Wholesale segment; and

•	the effects of ongoing inventory management, which resulted in lower average balance and increased inventory turns across certain businesses.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $505.0 million in Fiscal 2008, as compared to $434.6 million in Fiscal 2007. The net increase in cash used in investing activities was primarily driven by:

•	an increase in net cash used to fund the Company’s acquisitions. In Fiscal 2008, the Company used $188.7 million principally to fund the Japanese Business Acquisitions, net of cash acquired, and the Small Leathergoods Business Acquisition; whereas in Fiscal 2007, $176.1 million was used primarily to fund the RL Media Minority Interest Acquisition;

•	an increase in cash used in connection with capital expenditures. In Fiscal 2008, the Company spent $217.1 million for capital expenditures, as compared to $184.0 million in Fiscal 2007. The increase in capital expenditures is primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure, including showrooms related to our new businesses;

•	an increase related to purchases of investments of $96.8 million, less proceeds from sales and maturities of investments of $12.7 million, in Fiscal 2008; and

•	a partially offsetting decrease in cash deposits restricted in connection with taxes. During Fiscal 2008, $15.1 million of cash was restricted as compared to $74.5 million during Fiscal 2007. Restricted cash was placed in escrow with certain banks as collateral to secure guarantees of a corresponding amount made by the banks to certain international tax authorities on behalf of the Company.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $260.5 million in Fiscal 2008, as compared to $95.2 million in Fiscal 2007. The increase in net cash used in financing activities was primarily driven by:

•	increased repurchases of the Company’s Class A common stock pursuant to the Company’s common stock repurchase program. Approximately 6.0 million shares of Class A common stock at a cost of $475.4 million were repurchased in Fiscal 2008, as compared to approximately 3.5 million shares of Class A common stock at a cost of $231.3 million in Fiscal 2007; and

•	a partially offsetting increase in proceeds from issuance of debt. Fiscal 2008 included the receipt of proceeds from borrowings of ¥20.5 billion (approximately $169 million as of the borrowing date) under a one-year term loan agreement in connection with the Japanese Business Acquisitions. On a comparative basis, Fiscal 2007 included the receipt of proceeds from the issuance of €300 million principal amount ($380.0 million) of 2006 Euro Debt, offset in part by the repayment of approximately €227 million principal amount ($291.6 million) of 1999 Euro Debt.

Fiscal 2007 Compared to Fiscal 2006

	Fiscal Years Ended
	March 31,	April 1,
	2007	2006	$ Change
	(millions)

Net cash provided by operating activities	$796.1	$449.1	$347.0
Net cash used in investing activities	(434.6)	(539.2)	104.6
Net cash provided by (used in) financing activities	(95.2)	33.5	(128.7)
Effect of exchange rate changes on cash and cash equivalents	11.9	(8.2)	20.1

Net increase (decrease) in cash and cash equivalents	$278.2	$(64.8)	$343.0

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $796.1 million during Fiscal 2007, compared to $449.1 million for Fiscal 2006. This $347.0 million increase in operating cash flow was driven primarily by the increase in net income, the receipt of approximately $180 million under the new Eyewear Licensing Agreement (net of certain tax withholdings) and the absence of the $100 million payment to settle the Jones-related Litigation in Fiscal 2006, partially offset by higher tax payments made in Fiscal 2007. Also offsetting the increase in operating cash flow was an increase in working capital needs during Fiscal 2007, primarily as a result of recent expansions and the overall growth in the business. This increase in working capital needs was partially offset by a decrease in accounts receivable days sales outstanding as a result of improved cash collections in the Company’s Wholesale segment. On a comparative basis, operating cash flows were reduced by $33.7 million as a result of a change in the reporting of excess tax benefits from stock-based compensation arrangements. That is, prior to the adoption of FAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. FAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than in operating cash flows as a reduction of taxes paid.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $434.6 million for Fiscal 2007, as compared to $539.2 million for Fiscal 2006. The net decrease in cash used in investing activities is primarily due to acquisition-related activities. In Fiscal 2007, the Company used $175 million to fund the acquisition of the remaining 50% equity interest in RL Media that it did not previously own, whereas in Fiscal 2006, approximately $380 million was used primarily to fund the acquisition of the Polo Jeans and Footwear Businesses. In addition, net cash used in investing activities for Fiscal 2007 included $74.5 million of restricted cash placed in escrow with certain banks as collateral to secure guarantees of a corresponding amount made by the banks to certain international tax authorities on behalf of the Company (see “Restricted Cash” within Note 3 to the accompanying audited consolidated financial statements for further discussion). Net cash used in investing activities also included $184.0 million relating to capital expenditures, as compared to $158.6 million in the prior fiscal year.

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

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, $450 million of availability under its credit facility, available cash and equivalents, investments and other financing options. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, global retail store expansion, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that the Company’s existing resources of cash will be sufficient to support its operating, capital and debt service requirements for the foreseeable future, including the finalization of acquisitions and plans for business expansion.

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no revolving credit borrowings outstanding under its credit facility as of March 29, 2008. However, as discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development.

In May 2007, the Company completed the Japanese Business Acquisitions. These transactions were funded with available cash on-hand and ¥20.5 billion of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility (the “Term Loan”). Borrowings under the Term Loan bore interest at a fixed rate of 1.2%. The Company repaid the borrowing by its maturity date on May 22, 2008 using approximately $200 million of Impact 21’s cash on-hand acquired as part of the acquisition.

Common Stock Repurchase Program

In August 2007, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allowed the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. In Fiscal 2008, 6.1 million shares of Class A common stock were repurchased at a cost of $476.4 million under the expanded and pre-existing programs, including $24.0 million (0.4 million shares) that was traded prior to the end of the fiscal year for which settlement occurred in April 2008. The remaining availability under the common stock repurchase program was approximately $142 million as of March 29, 2008.

In addition, during Fiscal 2008, 0.3 million shares of Class A common stock at a cost of $23.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan.

In Fiscal 2007, share repurchases amounted to 3.5 million shares of Class A common stock at a cost of $231.3 million. In Fiscal 2006, the Company repurchased 69.3 thousand shares of Class A common stock at a cost of $3.8 million.

In May 2008, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allowed the Company to repurchase up to an additional $250 million of Class A common stock.

Dividends

The Company declared a quarterly dividend of $0.05 per outstanding share in each quarter of Fiscal 2008, Fiscal 2007 and Fiscal 2006. The aggregate amount of dividend payments was $20.5 million in Fiscal 2008, $20.9 million in Fiscal 2007 and $20.8 million in Fiscal 2006.

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

Debt and Covenant Compliance

Euro Debt

The Company has outstanding approximately €300 million principal amount of 4.5% notes due October 4, 2013 (the “2006 Euro Debt”). The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest, in the event of certain developments involving U.S. tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest.

The carrying value of the 2006 Euro Debt was $472.8 million and $398.8 million as of March 29, 2008 and March 31, 2007, respectively.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of March 29, 2008, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $23.0 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

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

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of March 29, 2008, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Upon the occurrence of an Event of Default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, and related entities controlled by Mr. Lauren fail to maintain a specified minimum percentage of the voting power of the Company’s common stock.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of the Term Loan made to Polo JP Acqui B.V., a wholly owned subsidiary of the Company. The Term Loan was guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The proceeds of the Term Loan were used to finance the Japanese Business Acquisitions. Borrowings under the Term Loan bore interest at a fixed rate of 1.2%. The Company repaid the borrowing by its maturity date on May 22, 2008 using approximately $200 million of Impact 21’s cash on-hand acquired as part of the acquisition. See Note 5 for further discussion of the Japanese Business Acquisitions.

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company’s aggregate contractual obligations as of March 29, 2008, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its $450 million credit facility or other potential sources of financing.

				Fiscal
	Fiscal	Fiscal	Fiscal	2014 and
	2009	2010-2011	2012-2013	Thereafter	Total
	(millions)

Term Loan	$206.4	$—	$—	$—	$206.4
Euro Debt	—	—	—	472.8	472.8
Capital leases	8.0	14.9	12.5	37.8	73.2
Operating leases	188.1	321.3	255.7	670.7	1,435.8
Inventory purchase commitments	697.4	—	—	—	697.4

Total	$1,099.9	$336.2	$268.2	$1,181.3	$2,885.6

The following is a description of the Company’s material, firmly committed contractual obligations as of March 29, 2008:

•	Term Loan represents the principal amount due at maturity of the Company’s outstanding Term Loan on a U.S. dollar-equivalent basis. The Term Loan was repaid on May 22, 2008 using available cash on-hand;

•	Euro Debt represents the principal amount due at maturity of the Company’s outstanding 2006 Euro Debt on a U.S. dollar-equivalent basis. Amounts do not include any fair value adjustments, call premiums or interest payments;

•	Lease obligations represent the minimum lease rental payments under noncancelable leases for the Company’s real estate and operating equipment in various locations around the world. Approximately 78% of these lease obligations relates to the Company’s retail operations. Information has been presented separately for operating and capital leases. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties; and

•	Inventory purchase commitments represent the Company’s legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $155.2 million recognized as a result of the adoption of FIN 48. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) amounts included in current liabilities, other than the current maturities of debt, in the consolidated balance sheet as of March 29, 2008 as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a “purchase obligation” as the term is used herein (e.g., deferred taxes and other miscellaneous items).

The Company also has certain contractual arrangements that would require it to make payments if certain circumstances occur. See Note 15 to the accompanying audited consolidated financial statements for a description of the Company’s contingent commitments not included in the above table.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet firm commitments, which include outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $29.8 million as of March 29, 2008. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon its financial condition or results of operations.

MARKET RISK MANAGEMENT

The Company is exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business the Company employs established policies and procedures, including the use of derivative financial instruments, to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties.

Foreign Currency Risk Management

The Company manages its exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 14 to the audited consolidated financial statements for a summarization of the notional amounts and fair values of the Company’s foreign currency exchange contracts outstanding as of March 29, 2008.

Forward Foreign Currency Exchange Contracts — General

From time to time, the Company may enter into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, other foreign currency-denominated operational obligations including payroll, rent, insurance, and benefit payments, and foreign currency-denominated revenues. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Swiss Franc, and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

The Company records the above described foreign currency exchange contracts at fair value in its consolidated balance sheets. Foreign currency exchange contracts designated as cash flow hedges at hedge inception are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). As such, to the extent these hedges are effective the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then recognized in our consolidated statements of operations as follows:

•	Inventory Purchases — Recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold.

•	Intercompany Royalty Payments and Marketing Contributions — Recognized within foreign currency gains (losses) in the period in which the related royalties or marketing contributions being hedged are received or paid.

•	Operational Obligations — Recognized primarily within SG&A expenses in the period in which the hedged forecasted transaction affects earnings.

The Company recognized a net loss on foreign currency exchange contracts in earnings of approximately $8 million for Fiscal 2008, and net gains of approximately $4 million and $5 million for Fiscal 2007 and Fiscal 2006, respectively.

Forward Foreign Currency Exchange Contracts — Other

On October 10, 2007, the Company entered into a foreign exchange contract to purchase €13.5 million at a fixed rate. This contract hedges the foreign currency exposure related to the annual Euro interest payment due on October 6, 2008 for Fiscal 2009 in connection with the Company’s outstanding 2006 Euro Debt. In accordance with FAS 133, the contract has been designated as a cash flow hedge. Since neither the terms of the hedge contract or the underlying exposure have changed, the related gains of $0.7 million have been reclassified from stockholders’ equity to foreign currency gains (losses) within our consolidated statement of operations to offset the related transaction loss arising from the remeasurement of the associated foreign currency-denominated accrued interest liability, as permitted by FAS 133, during Fiscal 2008.

On April 2, 2007, the Company entered into a similar foreign exchange contract to purchase €13.5 million at a fixed rate, hedging the foreign currency exposure related to the annual Euro interest payment made on October 4, 2007 for Fiscal 2008. This contract also was designated as a cash flow hedge. Consistent with the accounting treatment discussed above, the related gains of $1.1 million were reclassified from stockholders’ equity to foreign currency gains (losses) within our consolidated statement of operations during Fiscal 2008.

During the first quarter of Fiscal 2008, the Company entered into foreign currency option contracts with a notional value of $159 million giving the Company the right, but not the obligation, to purchase foreign currencies at fixed rates by May 23, 2007. These contracts hedged the majority of the foreign currency exposure related to the financing of the Japanese Business Acquisitions, but did not qualify under FAS 133 for hedge accounting treatment. The Company did not exercise any of the contracts and recognized a loss of $1.6 million within foreign currency gains (losses) in our consolidated statement of operations during the first quarter of Fiscal 2008.

In addition, during the fourth quarter of Fiscal 2008, the Company entered into a foreign currency exchange contract with a notional value of $5 million hedging the foreign currency exposure related to an intercompany term loan provided by Polo Ralph Lauren Corporation to Ralph Lauren Retail Japan (“RLRJ”) in connection with the Japanese Business Acquisitions minority squeeze-out, as discussed in Note 5. This contract, which hedges the foreign currency exposure related to a Yen-denominated payment to be made by RLRJ during the first quarter of Fiscal 2009, did not qualify under FAS 133 for hedge accounting treatment. As such, the Company recognized a related loss of $0.4 million within foreign currency gains (losses) in our consolidated statement of operations during Fiscal 2008.

Sensitivity

The Company performs a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of the Company’s derivative financial instruments. To perform the sensitivity analysis, the Company assesses the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by all foreign currencies in our hedge portfolio against the U.S. dollar. Based on all foreign currency exchange contracts outstanding as of March 29, 2008, a 10% devaluation of the U.S. dollar as compared to the level of foreign currency exchange rates for currencies under contract as of March 29, 2008 would result in approximately $2 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $2 million of net unrealized gains. As the Company’s outstanding foreign currency exchange contracts are primarily designated as cash flow hedges of forecasted transactions, the unrealized loss or gain as a result of a 10% devaluation or appreciation would be largely offset by changes in the underlying hedged items.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding 2006 Euro Debt as a hedge of its net investment in certain of its European subsidiaries. As required by FAS 133, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment under FAS No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the 2006 Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company recorded within accumulated other comprehensive income the translation effects of the 2006 Euro Debt to U.S. dollars, resulting in net losses of $45.4 million for Fiscal 2008 and $24.5 million for Fiscal 2007, and a net gain of $4.2 million for Fiscal 2006.

Interest Rate Risk Management

During the first six months of Fiscal 2007, the Company entered into three forward-starting interest rate swap contracts aggregating €200 million notional amount of indebtedness in anticipation of the Company’s proposed refinancing of the 1999 Euro Debt, which was completed in October 2006. The Company designated these agreements as a cash flow hedge of a forecasted transaction to issue new debt in connection with the planned refinancing of its 1999 Euro Debt. The interest rate swaps hedged a total of €200.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the three interest swap contracts, the Company paid a weighted-average fixed rate of interest of 4.1% and received variable interest based upon six-month EURIBOR. The Company terminated the swaps on September 28, 2006, which was the date the interest rate for the 2006 Euro Debt was determined. As a result, the Company made a payment of approximately €3.5 million ($4.4 million based on the exchange rate in effect on that date) in settlement of the swaps. An amount of $0.2 million was recognized as a loss for the three months ending September 30, 2006 due to the partial ineffectiveness of the cash flow hedge as a result of the forecasted transaction closing on October 5, 2006 instead of November 22, 2006 (the maturity date of the 1999 Euro Debt). The remaining loss of $4.2 million has been deferred as a component of comprehensive income within stockholders’ equity and is being recognized in earnings as an adjustment to interest expense over the seven-year term of the 2006 Euro Debt.

Sensitivity

As of March 29, 2008, the Company had no variable-rate debt outstanding. As such, the Company’s exposure to changes in interest rates primarily related to its fixed rate 2006 Euro Debt. As of March 29, 2008, the carrying value of the 2006 Euro Debt was $472.8 million and the fair value was $423.0 million. A 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the 2006 Euro Debt by approximately $5 million. Such potential increases or decreases are based on certain simplifying assumptions, including no changes in Euro currency exchange rates and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

The Term Loan of ¥20.5 billion made to Polo JP Acqui, B.V., a wholly owned subsidiary of the Company, was repaid by the Company by its maturity date on May 22, 2008 using approximately $200 million of Impact 21’s cash on-hand acquired as part of the Japanese Business Acquisitions.

Investment Risk Management

The Company evaluates investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) future economic conditions and market forecasts and (v) the Company’s intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value. As of March 29, 2008, the fair value of the Company’s available-for-sale investments was $0.4 million below their respective par value. This gross unrealized loss has been recorded within accumulated other comprehensive income in the Company’s consolidated balance sheet, as the Company believes the investments are not other-than-temporarily impaired. The Company limits its exposure by primarily investing in highly rated investments issued by municipalities.

CRITICAL ACCOUNTING POLICIES

The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimation on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. The Company believes that the following list represents its critical accounting policies as contemplated by FRR 60. For a discussion of all of the Company’s significant accounting policies, see Notes 3 and 4 to the accompanying audited consolidated financial statements.

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, wholesale revenue is reduced by estimates of returns, discounts, end-of-season markdowns, operational chargebacks and certain cooperative advertising allowances. Retail revenue, including e-commerce sales, also is reduced by estimates of returns.

In determining estimates of returns, discounts, end-of-season markdowns and operational chargebacks, management analyzes historical trends, seasonal results, current economic and market conditions and retailer performance. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. Significant judgments and estimates are involved in this evaluation, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and a receivables aging analysis that determines the percentage of receivables that has historically been uncollected by aged category. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. Although management believes that the Company’s major customers are sound and creditworthy, a severe adverse impact on their business operations could have a corresponding material adverse effect on the Company’s net sales, cash flows and/or financial condition.

See “Accounts Receivable” in Note 3 to the accompanying audited consolidated financial statements for an analysis of the activity in the Company’s sales reserves and allowance for doubtful accounts for each of the three fiscal years presented.

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

The Company continually evaluates the composition of its inventories, assessing slow-turning product and fashion product. Estimated realizable value of distressed inventory is determined based on an analysis of historical sales trends of the Company’s individual product lines for this category of inventory, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this category of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

Reserves for inventory shrinkage, representing the risk over physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with the provisions of FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives, are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).

In accordance with FAS 142, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and performance of the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and eventual disposition in accordance with FAS 144. To the extent the estimated future, undiscounted cash inflows attributable to the asset, less estimated future, undiscounted cash outflows, are less than the carrying amount, an impairment loss is recognized equal to the difference.

There have been no impairment losses recorded in connection with the assessment of the recoverability of goodwill or other intangible assets during any of the three fiscal years presented.

Impairment of Other Long-Lived Assets

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FAS 144. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

In determining future cash flows, the Company takes various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, and the impacts of more experienced retail store managers and increased local advertising. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations.

During Fiscal 2008, the Company recorded impairment charges of $5.0 million to reduce the carrying value of certain long-lived assets in its Retail segment to their estimated fair value. No impairment charges were recorded in Fiscal 2007. During Fiscal 2006, the Company recorded impairment charges of $10.8 million to reduce the carrying value of certain retail fixed assets to their estimated fair value.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between US GAAP and tax reporting. Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment.

In addition, valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

Effective April 1, 2007, the Company adopted FIN 48. Upon the adoption of the provisions of FIN 48, the Company changed its policy related to the accounting for income tax uncertainties. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment, and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.

See Note 12 to the accompanying audited consolidated financial statements for further discussion of the Company’s income taxes and the adoption of FIN 48.

Contingencies

The Company periodically is exposed to various contingencies in the ordinary course of conducting its business, including certain litigations, alleged information system security breach matters, contractual disputes, employee relation matters, various tax audits, and trademark and intellectual property matters and disputes. In accordance with FAS No. 5, “Accounting for Contingencies” (“FAS 5”), the Company records a liability for such contingencies to the extent that it concludes their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, the Company discloses the estimated impact on its liquidity, financial condition and results of operations. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties and governmental actions. As a result, the accounting for loss contingencies relies heavily on estimates and assumptions.

Stock-based Compensation

Effective April 2, 2006, the Company adopted FAS No. 123R, “Share-Based Payment” (“FAS 123R” or the “Statement”), using the modified prospective application transition method. Under this transition method, the compensation expense recognized in the consolidated statements of operations beginning April 2, 2006 includes compensation expense for (a) all stock-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”) and (b) all stock-based payments granted subsequent to April 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

Prior to April 2, 2006, the Company accounted for stock-based compensation plans under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and adopted the disclosure-only provisions of FAS 123. Accordingly, the Company did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. However, as required, the Company disclosed, in the notes to the consolidated financial statements, the pro forma expense impact of the stock option grants as if the fair-value-based recognition provisions of FAS 123 were applied. Compensation expense was previously recognized for restricted stock and restricted stock units. The effect of forfeitures on restricted stock and restricted stock units was recognized when such forfeitures occurred.

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

Restricted Stock and Restricted Stock Units (“RSUs”)

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based RSUs is recognized over the related service period when attainment of the performance goals is deemed probable, which involves judgment on the part of management.

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

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that material information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of the fiscal year end covered by this Annual Report on Form 10-K, in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

(b) Management’s Report of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. Generally Accepted Accounting Principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company’s internal controls over financial reporting were effective as of the fiscal year end covered by this Annual Report on Form 10-K.

During the first quarter of Fiscal 2008, the Company acquired control of certain of its Japanese businesses that were formerly conducted under pre-existing licensed arrangements. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (as further defined and discussed in Note 5 to the accompanying audited consolidated financial statements). The Company is in the process of evaluating Impact 21’s internal controls. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company excluded Impact 21 from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of March 29, 2008. In the aggregate, Impact 21 represented 14.2% of the total consolidated assets (including purchase accounting allocations), 5.2% of total consolidated revenues and 4.6% of total consolidated operating income of the Company as of and for the fiscal year ended March 29, 2008.

(c) Changes in Internal Controls Over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of evaluating the internal control structure of Impact 21 and determining how best to integrate and improve the various processes, systems, resources and controls supporting that business. In the interim, the Company has designed and implemented various transitional controls over financial reporting to supplement the existing internal controls at Impact 21.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our directors and corporate governance will be set forth in the Company’s proxy statement for its 2008 annual meeting of stockholders to be filed within 120 days after March 29, 2008 (the “Proxy

Statement”) and is incorporated by reference herein. Information relating to our executive officers is set forth in Item I of this Annual Report on Form 10-K under the caption “Executive Officers.”

The Company has a Code of Ethics for Principal Executive Officers and Senior Financial Officers that applies to our principal executive officer, our principal operating officer, our principal financial officer, our controller, and our principal accounting officer. You can find our Code of Ethics for Principal Executive Officers and Senior Financial Officers on our internet site, http://investor.ralphlauren.com. We will post any amendments to the Code of Ethics for Principal Executive Officers and Senior Financial Officers and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our internet site.

Item 11.	Executive Compensation

Information relating to executive and director compensation will be set forth in the Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of March 29, 2008

The following table sets forth information as of March 29, 2008 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)	(b)	(c)
	Numbers of		Number of Securities
	Securities		Remaining Available for
	to be Issued upon		Future Issuance Under
	Exercise of		Equity Compensation
	Outstanding	Weighted-Average	Plans (Excluding
	Options, Warrants	Exercise Price of	Securities Reflected in
Plan Category	and Rights	Outstanding Options ($)	Column (a))

Equity compensation plans approved by security holders	8,036,728(1)	$39.93(2)	5,040,839(3)
Equity compensation plans not approved by security holders	—	—	—

Total	8,036,728	$39.93	5,040,839

(1)	Consists of 6,010,622 options to purchase shares of our Class A common stock and 2,026,106 restricted stock units that are payable solely in shares of Class A common stock. Does not include 33,738 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of the outstanding stock options. No exercise price is payable with respect to the outstanding restricted stock units.

(3)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan. An additional 33,738 outstanding shares of restricted stock granted under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan that remain subject to forfeiture are not reflected in column (c).

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.,	2. Financial Statements and Schedules. See index on Page F-1.

3. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-24733) (the “S-1”))*
3.2	Second Amended and Restated By-laws of the Company (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 29, 2007)*
10.1	Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*
10.2	U.S.A. Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, and Cosmair, Inc., and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.4 to the S-1)*
10.3	Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky Lauren and Mark N. Kaplan, as Licensor, and Cosmair, Inc., as Licensee, and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the S-1)*
10.4	Foreign Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, as Licensor, and L’Oreal S.A., as Licensee, and letter Agreements related thereto dated January 1, 1985, September 16, 1994 and October 25, 1994** (filed as Exhibit 10.6 to the S-1)*
10.5	Restated Foreign License Agreement, dated January 1, 1985, between The Polo/Lauren Company, as Licensor, and L’Oreal S.A., as Licensee, Letter Agreement related thereto dated January 1, 1985, and Supplementary Agreement thereto, dated October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.6	Amendment, dated November 27, 1992, to Foreign Design and Consulting Agreement and Restated Foreign License Agreement** (filed as Exhibit 10.8 to the S-1)*
10.7	Agency Agreement dated October 5, 2006, between Polo Ralph Lauren Corporation and Deutsche Bank AG, London Branch and Deutsche Bank Luxemburg S.A., as fiscal and principal paying agent (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 30, 2006)*
10.8	Form of Indemnification Agreement between Polo Ralph Lauren Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.9	Amended and Restated Employment Agreement, effective as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2002)*†
10.10	Amended and Restated Employment Agreement, dated as of June 17, 2003, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 28, 2003)*†
10.11	Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005 (the “Fiscal 2006 10-K”))*†
10.12	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.15 to the Fiscal 2006 10-K)*†
10.13	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan, as amended as of August 9, 2007 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 29, 2007)*†

Exhibit
Number	Description

10.14	Amendment No. 1, dated July 1, 2004, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 2, 2004)*†
10.15	Amendment No. 2, dated September 5, 2007, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 29, 2007)*†
10.16	Restricted Stock Unit Award Agreement, dated as of July 1, 2004, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.18 to the Fiscal 2006 10-K)*†
10.17	Restricted Stock Award Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.19 to the Fiscal 2006 10-K)*†
10.18	Non-Qualified Stock Option Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.20 to the Fiscal 2006 10-K)*†
10.19	Deferred Compensation Agreement, dated as of September 19, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.21 to the Fiscal 2006 10-K)*†
10.20	Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) dated March 25, 2004 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.21	Amendment No. 1, dated as of July 2, 2004, to Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.22	Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)*†
10.23	Amendment, dated as of June 30, 2006, to the Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.24	Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.25	Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restriction performance share awards under the Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.26	Stock Option Award Overview — U.S. containing the standard terms of stock option award under the Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.27	Definitive Agreement, dated April 13, 2007, among Polo Ralph Lauren Corporation, PRL Japan Kabushiki Kaisha, Onward Kashiyama Co., Ltd and Impact 21 Co., Ltd.
10.28	Amended and Restated Credit Agreement as of May 22, 2007 to the Credit Agreement, dated as of November 28, 2006, among Polo Ralph Lauren Corporation, Polo JP Acqui B.V., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007)*
10.29	Amendment and Restatement Agreement, dated as of May 22, 2007, among Polo Ralph Lauren Corporation, Polo JP Acqui B.V., the lenders party thereto, The Bank of New York, Citibank, N.A., Bank of America, N.A. and Wachovia Bank National Association, as syndication agents, Sumitomo Mitsui Banking Corporation and Deutsche Bank Securities, s co-agents and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement dated as of November 28, 2006 among Polo Ralph Lauren Corporation, the lenders from time to time party thereto and the agents party thereto (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007)*
10.30	Employment Agreement, dated as of September 4, 2004, between Polo Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended October 2, 2004)*†
10.31	Employment Agreement, dated as of March 26, 2007, between Polo Ralph Lauren Corporation and Tracey T. Travis (filed as Exhibit 10.28 to the Fiscal 2007 10-K)*†
10.32	Employment Agreement, dated as of April 30, 2007, between Polo Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007)*†

Exhibit
Number	Description

10.33	Cross Default and Term Extension Agreement, dated May 11, 1998, among PRL USA, Inc., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co., Inc. (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 28, 2002)*
10.34	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended December 31, 2005)*†
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Fiscal 2003 Form 10-K)*
21.1	List of Significant Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)
31.2	Certification of Tracey T. Travis required by 17 CFR 240.13a-14(a)
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Tracey T. Travis Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 28, 2008.

POLO RALPH LAUREN CORPORATION

By:	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Senior Vice President and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RALPH LAUREN Ralph Lauren	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2008

/s/ ROGER N. FARAH Roger N. Farah	President, Chief Operating Officer and Director	May 28, 2008

/s/ JACKWYN L. NEMEROV Jackwyn L. Nemerov	Executive Vice President and Director	May 28, 2008

/s/ TRACEY T. TRAVIS Tracey T. Travis	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 28, 2008

/s/ ARNOLD H. ARONSON Arnold H. Aronson	Director	May 28, 2008

/s/ JOHN R. ALCHIN John R. Alchin	Director	May 28, 2008

/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	May 28, 2008

/s/ DR. JOYCE F. BROWN Dr. Joyce F. Brown	Director	May 28, 2008

/s/ JOEL L. FLEISHMAN Joel L. Fleishman	Director	May 28, 2008

Signature	Title	Date

/s/ JUDITH A. MCHALE Judith A. McHale	Director	May 28, 2008

/s/ STEVEN P. MURPHY Steven P. Murphy	Director	May 28, 2008

/s/ TERRY S. SEMEL Terry S. Semel	Director	May 28, 2008

/s/ ROBERT C. WRIGHT Robert C. Wright	Director	May 28, 2008

POLO RALPH LAUREN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Page

Consolidated Financial Statements:
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Notes to Consolidated Financial Statements	F-6
Management’s Report on Responsibility for Financial Statements	F-50
Reports of Independent Registered Public Accounting Firm	F-51
Supplementary Information:
Selected Financial Information	F-53
Quarterly Financial Information	F-55
EX-10.27: DEFINITIVE AGREEMENT, DATED APRIL 13, 2007
EX-21.1: LIST OF SIGNIFICANT SUBSIDIARIES OF THE COMPANY
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 29,	March 31,
	2008	2007
	(millions)

ASSETS
Current assets:
Cash and cash equivalents	$551.5	$563.9
Short-term investments	74.3	—
Accounts receivable, net of allowances of $172.0 and $138.1 million	508.4	467.5
Inventories	514.9	526.9
Deferred tax assets	76.6	44.4
Prepaid expenses and other	167.8	83.2

Total current assets	1,893.5	1,685.9
Property and equipment, net	709.9	629.8
Deferred tax assets	116.9	56.9
Goodwill	975.1	790.5
Intangible assets, net	349.3	297.7
Other assets	320.8	297.2

Total assets	$4,365.5	$3,758.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205.7	$174.7
Income tax payable	28.8	74.6
Accrued expenses and other	467.7	391.0
Current maturities of debt	206.4	—

Total current liabilities	908.6	640.3
Long-term debt	472.8	398.8
Non-current liability for unrecognized tax benefits	155.2	—
Other non-current liabilities	439.2	384.0

Total liabilities	1,975.8	1,423.1

Commitments and contingencies (Note 15)
Stockholders’ equity:
Class A common stock, par value $.01 per share; 70.5 million and 68.6 million shares issued; 56.2 million and 60.7 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	1,017.6	872.5
Retained earnings	2,079.3	1,742.3
Treasury stock, Class A, at cost (14.3 million and 7.9 million shares)	(820.9)	(321.5)
Accumulated other comprehensive income (loss)	112.6	40.5

Total stockholders’ equity	2,389.7	2,334.9

Total liabilities and stockholders’ equity	$4,365.5	$3,758.0

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions, except per share data)

Net sales	$4,670.7	$4,059.1	$3,501.1
Licensing revenue	209.4	236.3	245.2

Net revenues	4,880.1	4,295.4	3,746.3
Cost of goods sold(a)	(2,242.0)	(1,959.2)	(1,723.9)

Gross profit	2,638.1	2,336.2	2,022.4

Other costs and expenses:
Selling, general and administrative expenses(a)	(1,932.5)	(1,663.4)	(1,476.9)
Amortization of intangible assets	(47.2)	(15.6)	(9.1)
Impairments of retail assets	(5.0)	—	(10.8)
Restructuring charges	—	(4.6)	(9.0)

Total other costs and expenses	(1,984.7)	(1,683.6)	(1,505.8)

Operating income	653.4	652.6	516.6
Foreign currency gains (losses)	(6.4)	(1.5)	(5.7)
Interest expense	(25.7)	(21.6)	(12.5)
Interest and other income, net	24.7	26.1	13.7
Equity in income (loss) of equity-method investees	(1.8)	3.0	4.3
Minority interest expense	(2.1)	(15.3)	(13.5)

Income before provision for income taxes	642.1	643.3	502.9
Provision for income taxes	(222.3)	(242.4)	(194.9)

Net income	$419.8	$400.9	$308.0

Net income per common share:
Basic	$4.10	$3.84	$2.96

Diluted	$3.99	$3.73	$2.87

Weighted average common shares outstanding:
Basic	102.3	104.4	104.2

Diluted	105.2	107.6	107.2

Dividends declared per share	$0.20	$0.20	$0.20

(a) Includes total depreciation expense of:	$(154.1)	$(129.1)	$(117.9)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
		(millions)

Cash flows from operating activities:
Net income	$419.8	$400.9	$308.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	201.3	144.7	127.0
Deferred income tax expense (benefit)	(7.7)	(112.4)	35.6
Minority interest expense	2.1	15.3	13.5
Equity in (income) loss of equity-method investees, net of dividends received	1.8	(1.0)	(4.3)
Non-cash stock compensation expense	70.7	43.6	26.6
Non-cash impairments of retail assets	5.0	—	10.8
Non-cash provision for bad debt expense	2.6	1.9	1.2
Loss on disposal of property and equipment	—	3.3	5.7
Non-cash foreign currency losses (gains)	(1.3)	6.2	5.3
Non-cash restructuring charges	—	1.1	4.5
Changes in operating assets and liabilities:
Accounts receivable	10.0	26.4	(19.2)
Inventories	81.8	(32.2)	3.8
Accounts payable and accrued liabilities	(14.9)	41.7	39.1
Deferred income liabilities, primarily proceeds received from Luxottica in Fiscal 2007 (Note 22)	(2.7)	202.6	5.1
Settlement of Jones-related Litigation	—	—	(100.0)
Other balance sheet changes	(73.1)	54.0	(13.6)

Net cash provided by operating activities	695.4	796.1	449.1

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(188.7)	(176.1)	(380.6)
Purchases of investments	(96.8)	—	—
Proceeds from sales and maturities of investments	12.7	—	—
Capital expenditures	(217.1)	(184.0)	(158.6)
Cash deposits restricted in connection with taxes (Note 3)	(15.1)	(74.5)	—

Net cash used in investing activities	(505.0)	(434.6)	(539.2)

Cash flows from financing activities:
Proceeds from issuance of debt	168.9	380.0	—
Repayment of debt	—	(291.6)	—
Debt issuance costs	(0.3)	(2.6)	—
Payments of capital lease obligations	(7.7)	(5.0)	(2.2)
Payments of dividends	(20.5)	(20.9)	(20.8)
Distributions to minority interest holders	—	(4.5)	—
Repurchases of common stock, including shares surrendered for tax withholdings	(475.4)	(231.3)	(3.8)
Proceeds from exercise of stock options	40.1	51.4	55.2
Termination of interest rate swap agreements	—	(4.4)	5.1
Excess tax benefits from stock-based compensation arrangements	34.4	33.7	—

Net cash (used in) provided by financing activities	(260.5)	(95.2)	33.5

Effect of exchange rate changes on cash and cash equivalents	57.7	11.9	(8.2)

Net increase (decrease) in cash and cash equivalents	(12.4)	278.2	(64.8)
Cash and cash equivalents at beginning of period	563.9	285.7	350.5

Cash and cash equivalents at end of period	$551.5	$563.9	$285.7

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional		Treasury Stock		Other
	Common Stock		Paid-In	Retained	at cost		Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Compensation	Total
	(millions)

Balance at April 2, 2005	107.3	$1.1	$664.3	$1,090.3	4.2	$(80.0)	$29.9	$(29.9)	$1,675.7
Comprehensive income:
Net income				308.0
Foreign currency translation adjustments							(24.1)
Net realized and unrealized gains on derivative financial instruments							9.7
Total comprehensive income									293.6
Cash dividends declared				(19.6)					(19.6)
Repurchases of common stock					0.1	(3.8)			(3.8)
Shares issued and equity grants made pursuant to stock compensation plans(a)	2.4		119.3			(3.3)		(12.8)	103.2
Other				0.5					0.5

Balance at April 1, 2006	109.7	$1.1	$783.6	$1,379.2	4.3	$(87.1)	$15.5	$(42.7)	$2,049.6
Cumulative effect of adopting SAB 108(b) (Note 4)				(16.9)					(16.9)
Cumulative effect of adopting FAS 123R (Note 18)			(42.7)					42.7	—
Comprehensive income:
Net income				400.9
Foreign currency translation adjustments							54.3
Net realized and unrealized losses on derivative financial instruments							(29.3)
Total comprehensive income									425.9
Cash dividends declared				(20.9)					(20.9)
Repurchases of common stock					3.5	(231.3)			(231.3)
Shares issued and equity grants made pursuant to stock compensation plans(a)	2.2		131.6		0.1	(3.1)			128.5

Balance at March 31, 2007	111.9	$1.1	$872.5	$1,742.3	7.9	$(321.5)	$40.5	$—	$2,334.9
Cumulative effect of adopting FIN 48 (Note 12)				(62.5)					(62.5)
Comprehensive income:
Net income				419.8
Foreign currency translation adjustments							135.8
Net realized and unrealized losses on derivative financial instruments							(63.3)
Net unrealized losses on available-for-sale investments							(0.2)
Net unrealized losses on defined benefit plans							(0.2)
Total comprehensive income									491.9
Cash dividends declared				(20.3)					(20.3)
Repurchases of common stock					6.4	(499.4)			(499.4)
Shares issued and equity grants made pursuant to stock compensation plans(a)	1.9		$145.1						145.1

Balance at March 29, 2008	113.8	$1.1	$1,017.6	$2,079.3	14.3	$(820.9)	$112.6	$—	$2,389.7

(a)	Includes income tax benefits relating to the exercise of employee stock options of approximately $34 million in Fiscal 2008, $33 million in Fiscal 2007 and $22 million in Fiscal 2006.

(b)	Net of $3.6 million tax effect.

See accompanying notes.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

Basis of Consolidation

The consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the U.S. (“US GAAP”).

Prior to the Company’s acquisition of the minority ownership interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”) in May 2007, the Company consolidated PRL Japan, formerly a 50%-owned venture with Onward Kashiyama Co. Ltd and its affiliates (“Onward Kashiyama”) and The Seibu Department Stores, Ltd (“Seibu”), pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). PRL Japan holds the master license to conduct the Company’s business in Japan. Additionally, prior to the acquisition of the minority ownership interests in Ralph Lauren Media, LLC (“RL Media”) in March 2007, the Company consolidated RL Media, formerly a 50%-owned venture with NBC-Lauren Media Holdings, Inc., a subsidiary wholly owned by the National Broadcasting Company, Inc. (“NBC”) and Value Vision Media, Inc. (“Value Vision”), pursuant to FIN 46R. RL Media conducts the Company’s e-commerce initiatives through an internet site known as RalphLauren.com. See Note 5 for further discussion of the acquisitions referred to above, including their respective bases of consolidation in the fiscal years presented.

All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2008 ended on March 29, 2008 and reflected a 52-week period (“Fiscal 2008”); fiscal year 2007 ended on March 31, 2007 and reflected a 52-week period (“Fiscal 2007”); and fiscal year 2006 ended on April 1, 2006 and also reflected a 52-week period (“Fiscal 2006”).

The financial position and operating results of the Company’s consolidated PRL Japan and Impact 21 Co., Ltd. (“Impact 21”) entities located in Japan are reported on a one-month lag. The net effect of this reporting lag is not

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material to the consolidated financial statements. Similarly, prior to the fourth quarter of Fiscal 2006, the financial position and operating results of RL Media were reported on a three-month lag. During the fourth quarter of Fiscal 2006, RL Media changed its fiscal year, which was formerly on a calendar-year basis, to conform with the Company’s fiscal-year basis. In connection with this change, the three-month reporting lag for RL Media was eliminated for the fiscal years presented. The net effect from this change in RL Media’s fiscal year was not material to the consolidated financial statements for Fiscal 2006 and was reflected in retained earnings as a component of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include reserves for customer returns, discounts, end-of-season markdowns and operational chargebacks; reserves for the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; and accounting for business combinations.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation, including a reclassification of $175 million of assets related to the RL Media Minority Interest Acquisition (as defined in Note 5) that were pushed down from Corporate to the Retail segment in Fiscal 2008 that should have been reported as part of the Retail segment in Fiscal 2007. See Note 20.

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectibility is reasonably assured.

Revenue within the Company’s Wholesale segment is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdowns, operational chargebacks and certain cooperative advertising allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown reserves are based on historical trends, seasonal results, an evaluation of current economic and market conditions and retailer performance. Estimates for operational chargebacks are based on actual notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company’s retail internet site known as RalphLauren.com is recognized upon delivery and receipt of the shipment by its customers. Such revenue also is reduced by an estimate of returns.

Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being redeemed by a customer is remote and the Company determines that it does not have a legal obligation to remit the value of the unredeemed gift card to the relevant jurisdiction as unclaimed or abandoned property.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels or (b) estimates of sales and royalty data received from the Company’s licensees.

The Company accounts for sales and other related taxes on a net basis, excluding such taxes from revenue.

Cost of Goods Sold and Selling Expenses

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory obsolescence. Gains and losses associated with foreign currency exchange contracts related to the hedging of inventory purchases also are recognized within cost of goods sold when the inventory being hedged is sold. The costs of selling merchandise, including preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in selling, general and administrative (“SG&A”) expenses.

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the consolidated statements of operations. Shipping and handling costs incurred approximated $108 million in Fiscal 2008, $92 million in Fiscal 2007 and $77 million in Fiscal 2006. Shipping and handling charges billed to customers are included in revenue.

Advertising Costs

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs,” advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” costs of out-of-store advertising paid to wholesale customers under cooperative advertising programs are expensed as an advertising cost if both the identified advertising benefit is sufficiently separable from the purchase of the Company’s products by customers and the fair value of such benefit is measurable. Otherwise, such costs are reflected as a reduction of revenue. Costs of in-store advertising paid to wholesale customers under cooperative advertising programs are not included in advertising costs, but are reflected as a reduction of revenues since the benefits are not sufficiently separable from the purchases of the Company’s products by customers.

Advertising expense amounted to approximately $188 million for Fiscal 2008, $181 million for Fiscal 2007 and $166 million for Fiscal 2006. Deferred advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $8 million and $3 million at the end of Fiscal 2008 and Fiscal 2007, respectively.

Foreign Currency Translation and Transactions

The financial position and operating results of foreign operations are primarily consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the consolidated statements of stockholders’ equity as a component of accumulated other comprehensive income (loss). Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature also are included within this component of stockholders’ equity.

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity’s functional currency. Foreign currency transaction gains and losses also include amounts realized on the settlement of intercompany loans with foreign subsidiaries that are either of a short-term investment nature or were previously of a long-term investment nature and deferred as a component of stockholders’ equity.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency transaction gains and losses are recognized in earnings and separately disclosed in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the consolidated statements of stockholders’ equity, consists of net income (loss) and other gains and losses affecting equity that, under US GAAP, are excluded from net income (loss). The components of other comprehensive income (loss) for the Company primarily consist of foreign currency translation gains and losses; unrealized gains and losses on available-for-sale investments; unrealized gains and losses related to the accounting for defined benefit plans; and deferred gains and losses on hedging instruments, such as forward foreign currency exchange contracts designated as cash flow hedges and changes in the fair value of the Company’s Euro-denominated debt designated as a hedge of changes in the fair value of the Company’s net investment in certain of its European subsidiaries.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Basic	102.3	104.4	104.2
Dilutive effect of stock options, restricted stock and restricted stock units	2.9	3.2	3.0

Diluted shares	105.2	107.6	107.2

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the satisfaction of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of the end of Fiscal 2008, Fiscal 2007 and Fiscal 2006, there was an aggregate of approximately 1.5 million, 1.0 million and 0.8 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

Stock-based Compensation

Effective April 2, 2006, the Company adopted FAS No. 123R, “Share-Based Payment” (“FAS 123R” or the “Statement”). The Statement requires all share-based payments to employees and non-employee directors to be

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expensed based on the grant date fair value of the awards over the requisite service period. The Company applied the requirements of FAS 123R using the modified prospective application transition method and therefore prior periods were not restated. Under the modified prospective method, the Company records compensation expense for (1) the unvested portion of previously issued awards that remained outstanding at the initial date of adoption and (2) for any awards issued, modified or settled after the effective date of the Statement. The Company uses the Black-Scholes valuation method to determine the grant date fair value of its stock option awards.

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

Restricted Cash

The Company has placed €69.5 million ($109.8 million) of cash in escrow with certain banks, primarily in Fiscal 2007, as collateral to secure guarantees of a corresponding amount made by the banks to certain international tax authorities on behalf of the Company. Of the €69.5 million of cash in escrow, €39.7 million ($62.8 million) was placed as collateral to secure guarantees made to the French tax authorities for the payment of an asserted excess royalties tax matter and €29.8 million ($47.0 million) was placed as collateral to secure refunds of value-added tax payments in certain international tax jurisdictions. Such cash has been classified as restricted cash and reported as a component of other non-current assets in the Company’s consolidated balance sheets.

Short-term Investments

Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits which have a maturity greater than three months. Short-term investments are reported at cost, which approximates market value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities within proceeds from sales and maturities of investments and purchases of investments, respectively, in the Company’s consolidated statements of cash flows.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable, net, as shown in the Company’s consolidated balance sheets, is net of certain reserves and allowances. These reserves and allowances consist of (a) reserves for returns, discounts, end-of-season markdowns and operational chargebacks and (b) allowances for doubtful accounts. These reserves and allowances are discussed in further detail below.

A reserve for sales returns is determined based on an evaluation of current market conditions and historical returns experience. Charges to increase the reserve are treated as reductions of revenue.

POLO RALPH LAUREN CORPORATION

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

A reserve for operational chargebacks represents various deductions by customers relating to individual shipments. Charges to increase this reserve, net of expected recoveries, are included as reductions of revenue. The reserve is based on actual notifications of order fulfillment discrepancies and past experience.

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Beginning reserve balance	$129.4	$107.5	$100.0
Amount charged against revenue to increase reserve	496.7	388.4	302.6
Amount credited against customer accounts to decrease reserve	(473.4)	(369.2)	(294.1)
Foreign currency translation	8.4	2.7	(1.0)

Ending reserve balance	$161.1	$129.4	$107.5

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

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Beginning reserve balance	$8.7	$7.5	$11.0
Amount charged to expense to increase reserve	2.6	1.9	1.2
Amount written off against customer accounts to decrease reserve	(1.6)	(1.2)	(4.3)
Foreign currency translation	1.2	0.5	(0.4)

Ending reserve balance	$10.9	$8.7	$7.5

Concentration of Credit Risk

In its wholesale business, the Company has two key department-store customers that generate significant sales volume. For Fiscal 2008, these two customers contributed approximately 24% and 12% of all wholesale revenues.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continually evaluates the composition of its inventories, assessing slow-turning product and all fashion product. Estimated realizable value of distressed inventory is determined based on an analysis of historical sales trends of the Company’s individual product lines for this category of inventory, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of this category of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

Reserves for inventory shrinkage, representing the risk over physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

Investments

Investments in companies in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when the Company owns between 20% and 50% of the investee. However, as a matter of policy, if the Company had a greater than 50% ownership interest in an investee and the minority shareholders held certain rights that allowed them to participate in the day-to-day operations of the business, the Company would also generally use the equity method of accounting.

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

Investments in companies in which the Company does not have a controlling interest, or is unable to exert significant influence, are accounted for as available-for-sale investments and, if the investments are publicly traded and there are no resale restrictions greater than one year, recorded at market value. If resale restrictions greater than one year exist, or if the investment is not publicly traded, the investment is accounted for at cost.

The Company evaluates investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) future economic conditions and market forecasts and (v) the Company’s intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value. The Company has not recognized any other-than-temporary impairment charges in any of the fiscal years presented.

Equity-method Investments

As of March 29, 2008, the Company’s investments include a joint venture named the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), formed with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group, in March 2007. The joint venture is a Swiss corporation, whose purpose is to design, develop, manufacture, sell and distribute luxury watches and fine jewelry through Ralph Lauren boutiques, as well as through fine independent jewelry and luxury watch retailers throughout the world. The Company accounts for its 50% interest in the RL Watch Company under the equity method of accounting, and such investment is classified in other non-current assets in the consolidated balance sheet as of March 29, 2008. Royalty payments due to the Company under the related license agreement for use of certain of the Company’s trademarks are reflected as licensing revenue within the consolidated statement of operations. The RL Watch Company commenced operations during the first quarter of Fiscal 2008 and it is currently expected that products will be launched in the spring of calendar 2009.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2007, the Company’s only significant investment was an approximate 20% equity interest in Impact 21. Impact 21 was a public company that held the sublicenses for the Company’s men’s, women’s and jeans businesses in Japan. The Company accounted for its interest in Impact 21 using the equity method of accounting, and such investment was classified in other non-current assets in the consolidated balance sheet as of March 31, 2007. See Note 5 for further discussion of the Company’s Japanese Business Acquisitions, including Impact 21, that occurred in May 2007.

Available-for-sale Investments

As of March 29, 2008, investments also consisted of auction rate securities at a fair value of $14.5 million with reset periods generally ranging from 7 to 49 days. Auction rate securities have characteristics similar to short-term investments because, at pre-determined short-term intervals, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such periods, the Company chooses to either roll over its holdings or seeks to redeem the investments for cash. Notwithstanding these short-term characteristics, the Company has classified these securities as non-current within other assets in its consolidated balance sheet as current market conditions call into question its ability to redeem these investments for cash within the next twelve months. Auction rate securities are categorized as available-for-sale investments and are stated at market value. Unrealized gains or losses are classified as a component of accumulated other comprehensive income in the Company’s consolidated balance sheet, and related realized gains or losses are classified as a component of interest and other income, net, in the Company’s consolidated statement of operations. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities within proceeds from sales and maturities of investments and purchases of investments, respectively, in the Company’s consolidated statement of cash flows.

Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets, which range from three to seven years for furniture, fixtures, computer software and computer equipment; from three to ten years for machinery and equipment; and from ten to forty years for buildings and improvements. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the respective assets or the life of the lease.

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). In evaluating long-lived assets for recoverability, including finite-lived intangibles as described below, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with the provisions of FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). At acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consists of license agreements, customer relationships, non-compete agreements and order backlog. The fair value of these intangible assets is estimated based on management’s assessment, as well as independent third party appraisals, when necessary. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Under FAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FAS 144. See discussion of the Company’s accounting policy for long-lived asset impairment as described earlier under the caption “Property and Equipment, Net.”

Officers’ Life Insurance Policies

The Company maintains several whole-life and certain split-dollar life insurance policies for select senior executives. Whole-life policies are recorded at their cash-surrender value, and split-dollar policies are recorded at the lesser of their cash-surrender value or aggregate premiums paid-to-date in the consolidated balance sheets. As of the end of Fiscal 2008 and Fiscal 2007, amounts of approximately $48 million and $53 million, respectively, relating to officers’ life insurance policies held by the Company were classified within other non-current assets in the consolidated balance sheets.

Income Taxes

Income taxes are provided using the asset and liability method prescribed by FAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between US GAAP and tax reporting. Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment.

In addition, valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

Effective April 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109” (“FIN 48”). Upon the adoption of the provisions of FIN 48, the Company changed its policy related to the accounting for income tax uncertainties. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.

See Note 12 for further discussion of the Company’s income taxes and the adoption of FIN 48.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The Company leases certain facilities and equipment, including its retail stores. Such leasing arrangements are accounted for under the provisions of FAS No. 13, “Accounting for Leases” and other related authoritative accounting literature (“FAS 13”). Certain of the Company’s leases contain renewal options, rent escalation clauses and/or landlord incentives. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of Fiscal 2008 and Fiscal 2007, deferred rent obligations of approximately $112 million and $96 million, respectively, were classified within other non-current liabilities in the Company’s consolidated balance sheets.

For leases in which the Company is involved with the construction of the building (generally on land owned by the landlord), the Company accounts for the lease during the construction period under the provisions of EITF No. 97-10, “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”). If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction-in-progress and the pre-existing building. Once construction is complete, the Company considers the requirements under FAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of Lease Term, and Initial Direct Costs of Direct Financing Leases,” for sale-leaseback treatment. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the financing obligation and depreciate the building over the lease term.

Derivatives and Financial Instruments

The Company accounts for derivative instruments in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that, for derivative instruments that qualify for hedge accounting, the effective portion of changes in the fair value are either (a) offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in stockholders’ equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively.

Each derivative instrument entered into by the Company which qualifies for hedge accounting is considered highly effective at reducing the risk associated with the exposure being hedged. For each derivative designated as a hedge, the Company formally documents the risk management objective and strategy, including the identification of the hedging instrument, the hedged item and the risk exposure, as well as how effectiveness is to be assessed prospectively and retrospectively. To assess effectiveness, the Company uses non-statistical methods, including the dollar-offset method, that compare the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented by the Company at least on a quarterly basis. Any ineffectiveness in hedging relationships is recognized immediately in earnings. If it is determined that a derivative has not been highly effective, and will continue not to be highly effective at hedging the designated exposure, hedge accounting is discontinued.

All undesignated hedges of the Company are entered into to hedge specific economic risks. The Company does not enter into derivative transactions for speculative or trading purposes. Changes in fair value relating to undesignated derivative instruments are immediately recognized in earnings.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties.

For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged.

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to fixed-rate debt, investments in other entities accounted for using the equity method of accounting and other financial instruments. However, other than differences in the fair value of fixed-rate debt as disclosed in Note 13, these differences were not significant as of March 29, 2008 or March 31, 2007. The fair value of financial instruments generally is determined by reference to market values resulting from the trading of the instruments on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates derived through the use of present value or other valuation techniques.

4.	Recently Issued Accounting Standards

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of the beginning of Fiscal 2008 (April 1, 2007). See Note 12 for further discussion of the Company’s income taxes and the adoption of FIN 48.

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

Traditionally, there have been two widely-recognized methods for quantifying and evaluating the effects of financial statement misstatements: (i) the balance sheet (“iron curtain”) method and (ii) the income statement (“rollover”) method. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the reporting period. The rollover method quantifies a misstatement based on the amount of the error originating in the current period income statement, including the reversing effect of prior year misstatements. The use of the rollover method can lead to the accumulation of misstatements in the balance sheet. Prior to the adoption of SAB 108, the Company historically used the rollover method for quantifying and evaluating identified financial statement misstatements.

By issuing SAB 108, the SEC staff established an approach that requires quantification and evaluation of financial statement misstatements based on the effects of the misstatements under both the iron curtain and rollover methods. This model is commonly referred to as a “dual approach.”

SAB 108 required companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been applied or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment recorded to the opening balance of retained earnings. The Company adopted the provisions of SAB 108 in Fiscal 2007 and elected to record the effects of applying SAB 108 using the cumulative effect transition method and, as such, recorded a $16.9 million reduction in retained earnings as of April 2, 2006.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effects of applying SAB 108 for each period in which the identified misstatement originated through April 2, 2006:

	Period in which
	Misstatement Originated(a)
	Cumulative	Fiscal Year	Adjustment
	Prior to	Ended	Recorded as of
	April 2,	April 1,	April 2,
	2005	2006	2006

Inventory(b)	$(9.3)	$—	$(9.3)
Other non-current liabilities — accrued rent(c)	(3.5)	0.3	(3.2)
Other non-current assets — equity method investments(d)	(2.1)	0.2	(1.9)
Other non-current liabilities — minority interest(d)	(1.0)	—	(1.0)
Deferred income taxes(e)	1.9	(3.4)	(1.5)

Impact on net income and retained earnings	$(14.0)	$(2.9)	$(16.9)

(a)	The Company previously quantified these errors under the rollover method and concluded that they were immaterial, individually and in the aggregate, to the Company’s consolidated financial statements.

(b)	The Company historically did not eliminate certain intercompany profits on the transfer of inventory, which resulted in a cumulative overstatement of its inventory by $5.0 million in years prior to Fiscal 2006. In addition, the Company included $4.3 million of certain product development costs in its inventory in years prior to Fiscal 2006 that, in hindsight, were not considered to be capitalizable. To correct these misstatements, the Company reduced inventory by $9.3 million as of April 2, 2006, with a corresponding pretax reduction in retained earnings.

(c)	In connection with a specialized retail store construction project in one of its international locations, the Company did not recognize rent expense upon taking possession of the leased property and commencing construction in Fiscal 2005. To correct these misstatements, the Company recorded a $3.2 million net increase in its liability for accrued rent as of April 2, 2006, with a corresponding pretax reduction in retained earnings.

(d)	The Company historically did not properly account for differences between its investment bases in certain consolidated and unconsolidated investees and its share of the underlying equity of such investees. To correct these misstatements, the Company reduced the carrying value of its equity method investment by $1.9 million and increased its minority interest liability by $1.0 million as of April 2, 2006, with a corresponding pretax reduction of $2.9 million in total to retained earnings.

(e)	As a result of the misstatements described above and $5.1 million of deferred tax balances that were not supportable based on a subsequent analysis of underlying book-tax basis differences, the Company’s provision for income taxes was cumulatively overstated by $1.9 million in years prior to Fiscal 2006 and understated by $3.4 million in Fiscal 2006. To correct these misstatements, the Company increased its net deferred income tax liability by a total of $1.5 million as of April 2, 2006, with a corresponding decrease in retained earnings.

Stock-Based Compensation

In December 2004, the FASB issued FAS 123R and, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides implementation guidance for companies to use in their adoption of FAS 123R. FAS 123R supersedes both APB 25, which permitted the use of the intrinsic-value method in accounting for stock-based compensation, and FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”), which allowed companies applying APB 25 to just disclose in their financial statements the pro forma effect on net income from applying the fair-value method of accounting for stock-based compensation. The Company adopted FAS 123R as of April 2, 2006. See Note 18 for further discussion of the Company’s stock-based compensation and the adoption of FAS 123R.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Recently Issued Accounting Standards

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends FAS 133 to provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company as of the beginning of Fiscal 2010, including interim periods thereafter. The implementation of FAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”), which replaces FAS No. 141. FAS 141R was issued to create greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from FAS 141R include the need for the acquirer to record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values for all business combinations (whether partial, full or step acquisitions); the need to recognize contingent consideration at its fair value on the acquisition date and, for certain arrangements, to recognize changes in fair value in earnings until settlement; and the need to expense acquisition-related transaction and restructuring costs rather than to treat them as part of the cost of the acquisition. FAS 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Company as of the beginning of Fiscal 2010 and will be applied prospectively to business combinations that close on or after March 29, 2009.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of FAS 141R. FAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company as of the beginning of Fiscal 2010 and will be applied prospectively to business combinations that close on or after March 29, 2009. The application of FAS 160 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS No. 115” (“FAS 159” or the “Standard”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date. The Company does not expect to elect the fair value option for any of its financial assets or financial liabilities upon adoption of the Standard in the beginning of Fiscal 2009. Therefore, the initial application of FAS 159 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements. FAS 157 is effective for all financial assets and liabilities of the Company as of the beginning of Fiscal 2009, and is effective for all non-financial assets and liabilities of the Company as of the beginning of Fiscal 2010. The Company does not expect that the provisions of FAS 157 to be adopted in Fiscal 2009 will have a material effect on its consolidated financial

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. The Company is in the process of evaluating the impact of the provisions of FAS 157 to be adopted in Fiscal 2010.

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

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. In January 2008, at an Impact 21 shareholders meeting, the Company obtained the necessary approvals to complete the process of acquiring the remaining approximately 3% of outstanding shares not exchanged as of the close of the tender offer period (the “minority squeeze-out”). In February 2008, the Company acquired approximately 1% of the remaining Impact 21 shares outstanding at an aggregate cost of $5 million. The Company expects the minority squeeze-out to be successfully concluded in the first quarter of Fiscal 2009, at an estimated aggregate cost of $9 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and ¥20.5 billion of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company repaid the borrowing by its maturity date on May 22, 2008 using approximately $200 million of Impact 21’s cash on-hand acquired as part of the acquisition.

Based on the nature of the successful public tender offer process for substantially all of the Impact 21 common stock previously not owned by the Company and the Company’s determination that the terms of the pre-existing licensing relationships were reflective of market, no settlement gain or loss was recognized in connection with the transaction. As such, based on valuation analyses prepared by an independent valuation firm, the Company allocated all of the consideration exchanged to the purchase of the Japanese businesses. The acquisition cost of approximately $365 million has been allocated on a preliminary basis to the net assets acquired based on their respective fair values as follows: cash of $189 million; trade receivables of $26 million; inventory of $38 million; finite-lived intangible assets of $74 million (consisting of the re-acquired licenses of $21 million and customer relationships of $53 million); non-tax-deductible goodwill of $138 million; assumed pension liabilities of $5 million; net deferred tax liabilities of $31 million; and other net liabilities of $64 million. The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price, including its assessment and formulation of plans associated with integrating the Japanese businesses into the Company’s current operations. As a result, the estimated purchase price allocation is subject to change.

The results of operations for Impact 21, which were previously accounted for using the equity method of accounting, have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, the Company recorded within minority interest expense the amount of Impact 21’s net income allocable to the holders of the approximate 80% of the Impact 21 shares not owned by the Company prior to the closing date of the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tender offer. The results of operations for PRL Japan have already been consolidated by the Company as described further in Note 2 to the consolidated financial statements.

The Company also entered into a transition services agreement with Onward Kashiyama which, along with its affiliates, was a former approximate 41% shareholder of Impact 21, to provide a variety of operational, human resources and information systems-related services over a period of up to two years from the date of acquisition.

Acquisition of Small Leathergoods Business

On April 13, 2007, the Company acquired from Kellwood Company (“Kellwood”) substantially all of the assets of New Campaign, Inc., the Company’s licensee for men’s and women’s belts and other small leather goods under the Ralph Lauren, Lauren and Chaps brands in the U.S. (the “Small Leathergoods Business Acquisition”). The assets acquired from Kellwood are operated under the name of “Polo Ralph Lauren Leathergoods” and allowed the Company to further expand its accessories business. The acquisition cost was $10.4 million. Kellwood provided various transition services to the Company for a period of up to six months from the date of acquisition.

The Company determined that the terms of the pre-existing licensing relationship were reflective of market. As such, the Company allocated all of the consideration exchanged to the Small Leathergoods Business Acquisition and no settlement gain or loss was recognized in connection with the transaction. The results of operations for the Polo Ralph Lauren Leathergoods business have been consolidated in the Company’s results of operations commencing April 1, 2007. In addition, the acquisition cost has been allocated as follows: inventory of $7.0 million; finite-lived intangible assets of $2.1 million (consisting of the re-acquired license of $1.3 million, customer relationships of $0.7 million and order backlog of $0.1 million); other net assets of $0.7 million; and tax-deductible goodwill of $0.6 million.

Formation of Ralph Lauren Watch and Jewelry Joint Venture

In March 2007, the Company formed a joint venture with Richemont to design, develop, manufacture, sell and distribute luxury watches and fine jewelry. See Note 3 for further discussion of the Company’s joint venture.

Fiscal 2007 Transactions

Acquisition of RL Media Minority Interest

On March 28, 2007, the Company acquired the remaining 50% equity interest in RL Media formerly held by NBC (37.5%) and Value Vision (12.5%) (the “RL Media Minority Interest Acquisition”). RL Media conducts the Company’s e-commerce initiatives through the RalphLauren.com internet site. The results of operations for RL Media have already been consolidated by the Company as described further in Note 2 to the consolidated financial statements. The acquisition cost was $175 million. In addition, Value Vision entered into a transition services agreement with the Company to provide order fulfillment and related services over a period of up to seventeen months from the date of the acquisition of the RL Media minority interest.

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

The excess of the acquisition cost over the pre-existing minority interest liability of $33 million has been allocated as follows: inventory of $8 million; finite-lived intangible assets of $58 million (consisting of the re-acquired license of $56 million and customer list of $2 million); and tax-deductible goodwill of $76 million.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Pro Forma Information

The following unaudited condensed pro forma information (herein referred to as the “pro forma information”) assumes the Japanese Business Acquisitions, the RL Media Minority Interest Acquisition and the Small Leathergoods Business Acquisition had occurred as of the beginning of Fiscal 2008 and Fiscal 2007 for the applicable fiscal years presented. The pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisitions occurred as of the beginning of the fiscal years presented, nor is it indicative of the Company’s future results. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings that may occur as a result of the integration and consolidation of the acquisitions.

The pro forma information set forth below reflects nonrecurring charges related to (a) the amortization of the write-ups to fair value of inventory included within cost of goods sold as part of the preliminary purchase price allocations, which were fully recognized within six months of each respective acquisition date; (b) the amortization of the write-up to fair value of the acquired licenses as part of the preliminary purchase price allocation for the Japanese Business Acquisitions, which was fully amortized within nine months of the acquisition date; and (c) the write-off of foreign currency option contracts entered into to manage certain foreign currency exposures associated with the Japanese Business Acquisitions which expired unexercised during the first quarter of Fiscal 2008. These charges included in the Company’s pro forma results were approximately $47 million for Fiscal 2008 and Fiscal 2007, respectively.

	Historical		Pro Forma (unaudited)
	Fiscal Years Ended		Fiscal Years Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(millions, except per share data)

Net revenues	$4,880.1	$4,295.4	$4,880.1	$4,582.0
Gross profit	2,638.1	2,336.2	2,638.1	2,413.4
Amortization of intangible assets	(47.2)	(15.6)	(47.8)	(50.5)
Operating income	653.4	652.6	652.8	636.5
Net income	419.8	400.9	419.8	383.7
Net income per common share:
Basic	$4.10	$3.84	$4.10	$3.68
Diluted	$3.99	$3.73	$3.99	$3.57

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$255 million of consideration exchanged was allocated to the Polo Jeans Business based on valuation analyses prepared by an independent valuation firm.

The results of operations for the Polo Jeans Business have been consolidated in the Company’s results of operations commencing February 4, 2006. In addition, the consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values: inventory of $36 million; finite-lived intangible assets of $159 million (consisting of the re-acquired license of $97 million, customer relationships of $57 million and order backlog of $5 million); non-tax-deductible goodwill of $126 million; and deferred tax and other liabilities, net, of $61 million. Other than inventory, Jones retained the right to all working capital balances on the date of closing.

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

The results of operations for the Footwear Business for the period have been consolidated in the Company’s results of operations commencing July 16, 2005. In addition, the consolidated financial statements include the following allocation of the acquisition cost to the net assets acquired based on their respective fair values: trade receivables of $17 million; inventory of $26 million; finite-lived intangible assets of $62 million (consisting of the footwear license at $38 million, customer relationships at $23 million and order backlog at $1 million); tax-deductible goodwill of $20 million; other assets of $1 million; and liabilities of $14 million.

6.	Inventories

Inventories consist of the following:

	March 29,	March 31,
	2008	2007
	(millions)

Raw materials	$6.7	$8.4
Work-in-process	1.7	1.1
Finished goods	506.5	517.4

Total inventory	$514.9	$526.9

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment, net, consist of the following:

	March 29,	March 31,
	2008	2007
	(millions)

Land and improvements	$9.9	$9.9
Buildings and improvements	97.4	63.4
Furniture and fixtures	464.0	484.9
Machinery and equipment	276.9	295.8
Leasehold improvements	604.6	563.8
Construction in progress	56.7	40.2

	1,509.5	1,458.0
Less: accumulated depreciation	(799.6)	(828.2)

Property and equipment, net	$709.9	$629.8

As discussed in Note 3, the Company periodically evaluates the recoverability of the carrying value of fixed assets whenever events or changes in circumstances indicate that the assets’ values may be impaired. During Fiscal 2008, the Company recorded impairment charges of $5.0 million to reduce the carrying value of certain long-lived assets in its Retail segment to their estimated fair value. These impairment charges were primarily recorded as a result of lower-than-expected operating cash flow performance for certain stores that, along with projections of future performance, indicated that the carrying values of the related fixed assets were not recoverable. No impairment charges were recorded in Fiscal 2007. During Fiscal 2006, the Company recorded impairment charges of $10.8 million to reduce the carrying value of fixed assets to their estimated fair value, largely related to its Club Monaco retail business that included its Caban Concept and Club Monaco factory stores. This impairment charge primarily related to lower-than-expected store performance and preceded the Company’s implementation of a plan to restructure these operations in February 2006. In measuring the amount of these impairments, fair value was determined based on discounted expected cash flows. See Note 11 for further discussion of the Club Monaco restructuring plan and related charges.

8.	Goodwill and Other Intangible Assets

As discussed in Note 3, the Company accounts for goodwill and other intangible assets in accordance with FAS 142. Under FAS 142, goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are subject to annual impairment testing. Finite-lived intangible assets continue to be amortized over their respective estimated useful lives. Based on the results of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets in Fiscal 2008, Fiscal 2007 and Fiscal 2006, no impairment charges were deemed necessary.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The following analysis details the changes in goodwill for each reportable segment during Fiscal 2008 and Fiscal 2007:

	Wholesale	Retail	Licensing	Total
	(millions)

Balance at April 1, 2006	$507.8	$75.4	$116.5	$699.7
Acquisition-related activity(a)	(3.0)	79.0	—	76.0
Other adjustments(b)	14.1	0.7	—	14.8

Balance at March 31, 2007	$518.9	$155.1	$116.5	$790.5
Acquisition-related activity(a)	122.5	(3.9)	16.8	135.4
Other adjustments(b)	43.4	0.9	4.9	49.2

Balance at March 29, 2008	$684.8	$152.1	$138.2	$975.1

(a)	Acquisition-related activity primarily includes the RL Media Minority Interest Acquisition in Fiscal 2007, and the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition as well as other adjustments related to revisions in the estimated purchase price allocation of the RL Media Minority Interest Acquisition in Fiscal 2008. See Note 5 for further discussion of the Company’s acquisitions.

(b)	Other adjustments principally include changes in foreign currency exchange rates.

Other Intangible Assets

Other intangible assets consist of the following:

	March 29, 2008			March 31, 2007
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amort.	Net	Amount	Amort.	Net
	(millions)

Intangible assets subject to amortization:
Re-acquired licensed trademarks	$223.5	$(47.5)	$176.0	$194.3	$(11.8)	$182.5
Customer relationships/lists	186.7	(22.4)	164.3	115.2	(8.4)	106.8
Other	7.4	(7.1)	0.3	7.4	(6.9)	0.5

Total intangible assets subject to amortization	417.6	(77.0)	340.6	316.9	(27.1)	289.8
Intangible assets not subject to amortization:
Trademarks and brands	8.7	—	8.7	7.9	—	7.9

Total intangible assets	$426.3	$(77.0)	$349.3	$324.8	$(27.1)	$297.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization

Based on the amount of intangible assets subject to amortization as of March 29, 2008, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization
Expense
(millions)

Fiscal 2009	$19.1
Fiscal 2010	19.1
Fiscal 2011	18.7
Fiscal 2012	18.2
Fiscal 2013	17.7
Fiscal 2014 and thereafter	247.8

Total	$340.6

The expected future amortization expense above reflects weighted-average estimated useful lives of 21.4 years for re-acquired licensed trademarks, 18.0 years for customer relationships/lists and 19.7 years for the Company’s finite-lived intangible assets in total.

9.	Other Non-Current Assets

Other non-current assets consist of the following:

	March 29,	March 31,
	2008	2007
	(millions)

Equity-method investments	$2.4	$62.2
Officers’ life insurance policies	48.3	52.6
Restricted cash and other non-current investments(a)	138.6	77.2
Other non-current assets	131.5	105.2

Total other non-current assets	$320.8	$297.2

(a)	Includes $14.5 million of investments in auction rate securities as of March 29, 2008, reflected at fair value. Total gross unrealized losses on the Company’s auction rate security portfolio were $0.4 million as of March 29, 2008.

10.	Other Current and Non-Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 29,	March 31,
	2008	2007
	(millions)

Accrued operating expenses	$243.8	$226.2
Accrued payroll and benefits	88.2	69.4
Accrued inventory	42.0	51.1
Deferred income	50.1	40.0
Other	43.6	4.3

Total accrued expenses and other current liabilities	$467.7	$391.0

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other non-current liabilities consist of the following:

	March 29,	March 31,
	2008	2007
	(millions)

Capital lease obligations	$73.2	$47.1
Deferred rent obligations	112.3	95.8
Deferred income	168.8	181.6
Minority interest	5.5	4.0
Other	79.4	55.5

Total other non-current liabilities	$439.2	$384.0

11.	Restructuring

The Company has recorded restructuring liabilities in recent years relating to various cost-savings initiatives, as well as certain of its acquisitions. In accordance with US GAAP, restructuring costs incurred in connection with an acquisition are capitalized as part of the purchase accounting for the transaction. Such acquisition-related restructuring costs were not material in any period. Liabilities for costs associated with non-acquisition-related restructuring initiatives are expensed and initially measured at fair value when incurred in accordance with US GAAP. A description of the nature of significant non-acquisition-related restructuring activities and related costs is presented below.

Fiscal 2007 Restructuring

In connection with the Club Monaco Restructuring Plan described below, during Fiscal 2007 the Company ultimately decided to close all of Club Monaco’s Caban Concept Stores (the “Caban Stores”) and recognized $4.0 million of associated restructuring charges, primarily relating to lease termination costs. The remaining liability under the plan was $0.9 million as of March 29, 2008.

Additionally, the Company recognized $0.6 million of other restructuring charges primarily related to severance costs associated with the transition of certain sourcing and production functions from Colombia to the U.S. during Fiscal 2007.

Fiscal 2006 Restructuring

During the fourth quarter of Fiscal 2006, the Company committed to a plan to restructure its Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory stores and the intention to dispose of by sale or closure all eight of the Caban Stores (collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, an aggregate restructuring-related charge of $12 million was recognized in Fiscal 2006. This charge consisted of (a) a $3 million writedown of inventory to estimated net realizable value, which has been classified as a component of cost of goods sold in the consolidated statements of operations, (b) a $5 million writedown of fixed and other net assets, which has been classified as a component of restructuring charges in the consolidated statements of operations and (c) the recognition of a $4 million liability relating to lease termination costs, which has been classified as a component of restructuring charges in the consolidated statements of operations.

There were no significant restructuring charges recognized by the Company during Fiscal 2008.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Taxes on Income

Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Domestic	$473.7	$508.6	$396.9
Foreign	168.4	134.7	106.0

Total income before provision for income taxes	$642.1	$643.3	$502.9

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Current:
Federal(a)	$157.5	$250.7	$118.0
State and local(a)	15.4	50.2	14.9
Foreign	57.1	53.9	26.4

	230.0	354.8	159.3

Deferred:
Federal	10.0	(99.2)	24.3
State and local	3.9	(12.8)	11.8
Foreign	(21.6)	(0.4)	(0.5)

	(7.7)	(112.4)	35.6

Total provision for income taxes	$222.3	$242.4	$194.9

(a)	Excludes federal, state and local tax benefits of approximately $34 million in Fiscal 2008, $33 million in Fiscal 2007 and $22 million in Fiscal 2006 resulting from the exercise of employee stock options. In addition, excludes federal, state and local tax benefits of $31 million for Fiscal 2007 primarily related to the repayment of the approximate €227 million principal amount of 6.125% notes outstanding that were due on November 22, 2006, from an original issuance of €275 million in 1999 (the “1999 Euro Debt”). Such amounts were credited to stockholders’ equity.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Provision for income taxes at the U.S. federal statutory rate	$224.7	$225.1	$176.0
Increase (decrease) due to:
State and local income taxes, net of federal benefit	12.2	25.7	17.4
Foreign income taxed at different rates, net of U.S. foreign tax credits	(22.3)	(11.2)	(5.6)
Other	7.7	2.8	7.1

Total provision for income taxes	$222.3	$242.4	$194.9

Deferred Taxes

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	March 29,	March 31,
	2008	2007
	(millions)

Current deferred tax assets (liabilities):
Receivable allowances and reserves	$30.2	$26.9
Inventory basis difference	19.0	9.9
Other	25.6	7.5
Net operating losses and other tax attributed carryforwards	2.1	0.1
Valuation allowance	(0.3)	—

Net current deferred tax assets (liabilities)	76.6	44.4

Non-current deferred tax assets (liabilities):
Property, plant and equipment	42.5	36.2
Goodwill and other intangible assets	(142.0)	(96.3)
Net operating losses carryforwards	3.2	5.4
Cumulative translation adjustment and hedges	20.4	2.0
Deferred compensation	61.0	35.2
Deferred income	58.4	72.5
Unrecogized tax benefits(a)	39.1	—
Other	10.2	3.5
Valuation allowance	(0.8)	(1.6)

Net non-current deferred tax assets (liabilities)(b)	92.0	56.9

Net deferred tax assets (liabilities)	$168.6	$101.3

(a)	Associated with the adoption of FIN 48. See related discussion below.

(b)	Net non-current deferred tax balance as of March 29, 2008 is comprised of non-current deferred tax assets of $116.9 million included within deferred tax assets and non-current deferred tax liabilities of $24.9 million included within other non-current liabilities in the consolidated balance sheet.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has available federal, state and foreign net operating loss carryforwards of $0.9 million, $5.4 million and $11.6 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2009. The utilization of the federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382, which applies following certain changes in ownership of the entity generating the loss carryforward.

Also, the Company has available state and foreign net operating loss carryforwards of $7.9 million and $1.2 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition.

Provision has not been made for U.S. or additional foreign taxes on $418.0 million of undistributed earnings of foreign subsidiaries. Those earnings have been and are expected to continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to Polo Ralph Lauren Corporation (“PRLC”), a subsidiary or a U.S. affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. foreign tax credits.

Uncertain Income Tax Benefits

Impact of FIN 48 Adoption

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

Fiscal 2008 Activity

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2008 is presented below:

Fiscal Year Ended
March 29,
2008

Unrecognized tax benefits beginning balance	$128.1
Additions related to current period tax positions	11.5
Additions related to prior periods tax positions	15.5
Reductions related to prior periods tax positions	(22.2)
Reductions related to settlements with taxing authorities	(10.2)
Reductions related to expiration of statutes of limitations	(5.2)

Unrecognized tax benefits ending balance	$117.5

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2008 is presented below:

Fiscal Year Ended
March 29,
2008

Accrued interest and penalties beginning balance	$45.7
Additions/reductions charged to expense	7.6
Reductions related to expiration of statutes of limitations	(1.4)
Reductions related to settlements with taxing authorities	(5.1)
Additions/reductions charged to cumulative translation adjustment	1.2

Accrued interest and penalties ending balance	$48.0

The total amount of unrecognized tax benefits, including interest and penalties, was $165.5 million as of March 29, 2008, comprised of $10.3 million included within accrued expenses and other and $155.2 million included within non-current liability for unrecognized tax benefits in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $123.6 million as of March 29, 2008.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $40 million during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2000.

13.	Debt

Debt consists of the following:

	March 29,	March 31,
	2008	2007
	(millions)

Revolving credit facility	$—	$—
1.2% Yen-denominated term loan due May 2008	206.4	—
4.5% Euro-denominated notes due October 2013	472.8	398.8

Total debt	679.2	398.8
Less: current maturities of debt	(206.4)	—

Total long-term debt	$472.8	$398.8

Euro Debt

The Company has outstanding approximately €300 million principal amount of 4.5% notes due October 4, 2013 (the “2006 Euro Debt”). The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest.

Refer to Note 14 for discussion of the designation of the Company’s 2006 Euro Debt as a hedge of its net investment in certain of its European subsidiaries.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of March 29, 2008, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $23.0 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

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

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of March 29, 2008, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Upon the occurrence of an Event of Default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, and related entities fail to maintain a specified minimum percentage of the voting power of the Company’s common stock.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of a ¥20.5 billion loan (the “Term Loan”). The Term Loan was made to Polo JP Acqui B.V., a wholly owned subsidiary of the Company, and was guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The proceeds of the Term Loan were used to finance the Japanese Business Acquisitions. Borrowings under the Term Loan bore interest at a fixed rate of 1.2%. The Company repaid the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing by its maturity date on May 22, 2008 using approximately $200 million of Impact 21’s cash on-hand acquired as part of the acquisition. See Note 5 for further discussion of the Japanese Business Acquisitions.

Fair Value of Debt

Based on the prevailing level of market interest rates as of March 29, 2008 and March 31, 2007, the carrying value of the Company’s 2006 Euro Debt exceeded its fair value by approximately $50 million and $4 million, respectively. As of March 31, 2008, the carrying value of the Company’s Term Loan approximated its fair value. Unrealized gains or losses on debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

14.	Derivative Financial Instruments

The Company primarily has exposure to changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, the Company periodically uses derivative financial instruments to manage such risks.

The following table summarizes the Company’s outstanding derivative instruments as of March 29, 2008:

					Balance	Asset	Balance	(Liability)
	Hedge		Notional	Fair	Sheet	Carrying	Sheet	Carrying
Instrument(a)	Type(b)	Hedged Item	Amount	Value	Location(c)	Value	Location(c)	Value
			(millions)

Forward Sale Contracts	CF	USD inventory purchases by euro-functional sub	$220.0	$(21.9)	—	$—	AE	$(21.9)
Forward Sale Contracts	CF	Euro royalty payments	14.2	(1.0)	—	—	AE	(1.0)
Forward Sale Contracts	UN	USD inventory purchases by yen-functional sub	11.7	(0.3)	—	—	AE	(0.3)
Forward Sale Contracts	UN	Yen loan receivable	5.0	(0.4)	—	—	AE	(0.4)
Forward Sale Contracts	UN	GBP-denominated revenues	48.2	1.7	PP	1.7	—	—
Forward Purchase Contracts	CF	Euro interest payment	19.2	1.9	PP	1.9	—	—
Forward Purchase Contracts	CF	Euro marketing contributions	1.9	0.1	PP	0.1	—	—
Forward Purchase Contracts	CF	Euro inventory purchases	37.0	1.4	PP	1.4	—	—
Forward Purchase Contracts	CF	Swiss franc obligations	30.2	0.5	PP	0.5	—	—
Euro Debt	NI	Euro net investment	381.2	(423.0)	—	—	LTD	(472.8)

			$768.6	$(441.0)		$5.6		$(496.4)

The following table summarizes the Company’s outstanding derivative instruments as of March 31, 2007:

					Balance	Asset	Balance	(Liability)
	Hedge		Notional	Fair	Sheet	Carrying	Sheet	Carrying
Instrument(a)	Type(b)	Hedged Item	Amount	Value	Location(c)	Value	Location(c)	Value
			(millions)

Forward Sale Contracts	CF	USD inventory purchases by euro-functional sub	$160.0	$(1.8)	—	$—	AE	$(1.8)
Forward Sale Contracts	CF	USD royalty payments by yen-functional sub	34.2	0.2	PP	0.2	—	—
Forward Sale Contracts	CF	Euro marketing contributions	19.6	(0.3)	—	—	AE	(0.3)
Euro Debt	NI	Euro net investment	381.2	(394.8)	—	—	LTD	(398.8)

			$595.0	$(396.7)		$0.2		$(400.9)

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Forward Sale Contracts = Forward exchange contracts for sale of foreign currencies; Forward Purchase Contracts = Forward exchange contracts for purchase of foreign currencies; Euro Debt = €300 million principal notes due October 2013.

(b)	CF = Cash flow hedge; UN = Undesignated hedge; NI = Net investment hedge.

(c)	PP = Prepaid expenses and other; AE = Accrued expenses and other; LTD = Long-term debt.

The following is a summary of the Company’s risk management strategies and the effect of those strategies on the Company’s consolidated financial statements.

Foreign Currency Risk Management

Forward Foreign Currency Exchange Contracts — General

The Company enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, other foreign currency-denominated operational obligations including payroll, rent, insurance, and benefit payments, and foreign currency-denominated revenues. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Swiss Franc, and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

The Company records the above described foreign currency exchange contracts at fair value in its consolidated balance sheets. Foreign currency exchange contracts designated as cash flow hedges at hedge inception are accounted for in accordance with FAS 133. As such, to the extent these hedges are effective the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then recognized in our consolidated statements of operations as follows:

•	Inventory Purchases — Recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold.

•	Intercompany Royalty Payments and Marketing Contributions — Recognized within foreign currency gains (losses) in the period in which the related royalties or marketing contributions being hedged are received or paid.

•	Operational Obligations — Recognized primarily within SG&A expenses in the period in which the hedged forecasted transaction affects earnings.

To the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the hedged item, any changes in fair value relating to the ineffective portion are immediately recognized in earnings. If a hedge relationship is terminated, the change in fair value of the derivative recorded in accumulated other comprehensive income is recognized in earnings when the hedged cash flows are expended or received, consistent with the original hedging strategy. In addition, changes in fair value relating to undesignated foreign currency exchange contracts are immediately recognized in earnings.

Over the next twelve months, it is expected that $17.9 million of net losses deferred in accumulated other comprehensive income related to general foreign currency exchange contracts outstanding as of March 29, 2008 will be recognized in earnings. The Company recognized a net loss on foreign currency exchange contracts in earnings of approximately $8 million for Fiscal 2008, and net gains of approximately $4 million and $5 million for Fiscal 2007 and Fiscal 2006, respectively.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forward Foreign Currency Exchange Contracts — Other

On October 10, 2007, the Company entered into a foreign exchange contract to purchase €13.5 million at a fixed rate. This contract hedges the foreign currency exposure related to the annual Euro interest payment due on October 6, 2008 for Fiscal 2009 in connection with the Company’s outstanding 2006 Euro Debt. In accordance with FAS 133, the contract has been designated as a cash flow hedge. Since neither the terms of the hedge contract or the underlying exposure have changed, the related gains of $0.7 million have been reclassified from stockholders’ equity to foreign currency gains (losses) within our consolidated statement of operations to offset the related transaction loss arising from the remeasurement of the associated foreign currency-denominated accrued interest liability, as permitted by FAS 133, during Fiscal 2008.

On April 2, 2007, the Company entered into a similar foreign exchange contract to purchase €13.5 million at a fixed rate, hedging the foreign currency exposure related to the annual Euro interest payment made on October 4, 2007 for Fiscal 2008. This contract also was designated as a cash flow hedge. Consistent with the accounting treatment discussed above, the related gains of $1.1 million were reclassified from stockholders’ equity to foreign currency gains (losses) within our consolidated statement of operations during Fiscal 2008.

During the first quarter of Fiscal 2008, the Company entered into foreign currency option contracts with a notional value of $159 million giving the Company the right, but not the obligation, to purchase foreign currencies at fixed rates by May 23, 2007. These contracts hedged the majority of the foreign currency exposure related to the financing of the Japanese Business Acquisitions, but did not qualify under FAS 133 for hedge accounting treatment. The Company did not exercise any of the contracts and recognized a loss of $1.6 million within foreign currency gains (losses) in our consolidated statement of operations during the first quarter of Fiscal 2008.

In addition, during the fourth quarter of Fiscal 2008, the Company entered into a foreign currency exchange contract with a notional value of $5 million hedging the foreign currency exposure related to an intercompany term loan provided by PRLC to Ralph Lauren Retail Japan (“RLRJ”) in connection with the Japanese Business Acquisitions minority squeeze-out, as discussed in Note 5. This contract, which hedges the foreign currency exposure related to a Yen-denominated payment to be made by RLRJ during the first quarter of Fiscal 2009, did not qualify under FAS 133 for hedge accounting treatment. As such, the Company recognized a related loss of $0.4 million within foreign currency gains (losses) in our consolidated statement of operations during Fiscal 2008.

Over the next twelve months, it is expected that $0.7 million of net gains deferred in accumulated other comprehensive income related to the October 10, 2007 fixed rate foreign exchange contract outstanding as of March 29, 2008 will be recognized in earnings. A total of $1.8 million has been reclassified from stockholders’ equity to foreign currency gains (losses) in Fiscal 2008. No related gains (losses) were recognized by the Company in Fiscal 2007 or Fiscal 2006.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding 2006 Euro Debt as a hedge of its net investment in certain of its European subsidiaries. As required by FAS 133, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment under FAS No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the 2006 Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company recorded within accumulated other comprehensive income the translation effects of the 2006 Euro Debt to U.S. dollars, resulting in aggregate net losses of $45.4 million for Fiscal 2008 and $24.5 million for Fiscal 2007, and an aggregate net gain of $4.2 million for Fiscal 2006.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Risk Management

Historically, the Company has used floating-rate interest rate swap agreements to hedge changes in the fair value of its fixed-rate 1999 Euro Debt. These interest swap agreements, which effectively converted fixed interest rate payments on the Company’s 1999 Euro Debt to a floating-rate basis, were designated as a fair value hedge in accordance with FAS 133. All interest rate swap agreements were terminated in late Fiscal 2006 and there were no outstanding agreements at the end of any fiscal year presented.

During the first six months of Fiscal 2007, the Company entered into three forward-starting interest rate swap contracts aggregating €200 million notional amount of indebtedness in anticipation of the Company’s proposed refinancing of the 1999 Euro Debt, which was completed in October 2006. The Company designated these agreements as a cash flow hedge of a forecasted transaction to issue new debt in connection with the planned refinancing of its 1999 Euro Debt. The interest rate swaps hedged a total of €200.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the three interest swap contracts, the Company paid a weighted-average fixed rate of interest of 4.1% and received variable interest based upon six-month EURIBOR. The Company terminated the swaps on September 28, 2006, which was the date the interest rate for the 2006 Euro Debt was determined. As a result, the Company made a payment of approximately €3.5 million ($4.4 million based on the exchange rate in effect on that date) in settlement of the swaps. An amount of $0.2 million was recognized as a loss for the three months ending September 30, 2006 due to the partial ineffectiveness of the cash flow hedge as a result of the forecasted transaction closing on October 5, 2006 instead of November 22, 2006 (the maturity date of the 1999 Euro Debt). The remaining loss of $4.2 million has been deferred as a component of comprehensive income within stockholders’ equity and is being recognized in earnings as an adjustment to interest expense over the seven-year term of the 2006 Euro Debt.

15.	Commitments and Contingencies

Leases

The Company operates its retail stores under various leasing arrangements. The Company also occupies various office and warehouse facilities and uses certain equipment under numerous lease agreements. Such leasing arrangements are accounted for under the provisions of FAS 13 as either operating leases or capital leases. In this context, capital leases include leases whereby the Company is considered to have the substantive risks of ownership during construction of a leased property pursuant to the provisions of EITF 97-10. Information on the Company’s operating and capital leasing activities is set forth below.

Operating Leases

The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Substantially all factory and full-price retail store leases provide for contingent rentals based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company’s leases generally contain renewal options, rent escalation clauses and landlord incentives. Rent expense, net of sublease income which was not significant, was approximately $208 million in Fiscal 2008, $172 million in Fiscal 2007 and $137 million in Fiscal 2006. Such amounts include contingent rental charges of approximately $14 million for Fiscal 2008, and approximately $12 million for both Fiscal 2007 and Fiscal 2006. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to the leased real estate properties.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 29, 2008, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Annual Minimum
Operating Lease
Payments(a)
(millions)

Fiscal 2009	$188.1
Fiscal 2010	174.0
Fiscal 2011	147.3
Fiscal 2012	132.5
Fiscal 2013	123.2
Fiscal 2014 and thereafter	670.7

Total	$1,435.8

(a)	Net of sublease income, which is not significant in any period.

Capital Leases

Assets under capital leases amounted to $38 million at the end of Fiscal 2008 and $56 million at the end of Fiscal 2007. Such assets are classified within property and equipment in the consolidated balance sheets. As of March 29, 2008, future minimum rental payments under noncancelable capital leases with lease terms in excess of one year were as follows:

Annual Minimum
Capital Lease
Payments(a)
(millions)

Fiscal 2009	$8.0
Fiscal 2010	7.5
Fiscal 2011	7.4
Fiscal 2012	7.4
Fiscal 2013	5.1
Fiscal 2014 and thereafter	37.8

Total	$73.2

(a)	Net of sublease income, which is not significant in any period.

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

Other Commitments

Other off-balance sheet firm commitments, which include inventory purchase commitments, outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $727 million as of March 29, 2008.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

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

In addition, in the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. As of the end of Fiscal 2007, the Company had recorded a total reserve of $5.0 million for this matter based on its best estimate of exposure at that time. While the final settlement of this matter is pending approval by the credit card issuers, the Company’s Canadian credit card processor returned three-quarters of the funds previously escrowed to cover potential claims by the end of April 2008. Accordingly, based on the progress in this matter and the available evidence to date, the Company reversed $4.1 million of its original $5.0 million reserve into income during Fiscal 2008. The Company was also recently advised that the Quebec Privacy Commission has ceased its investigation of Club Monaco in connection with this matter.

The Company is cooperating with law enforcement authorities in both the U.S. and Canada in their investigations of these matters.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. We believe this lawsuit to be without merit, and moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. A hearing on these motions occurred on November 1, 2007. The judge presiding in this case provided a written ruling on the summary judgment motion on April 11, 2008. The Court granted Polo’s summary judgment motion to dismiss in large measure, and denied Wathne’s cross-motion. Wathne has appealed the dismissal of its claims. A trial date has not yet been established in connection with this matter. We intend to continue to contest the few remaining claims in this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

On July 30, 2004, the Court denied all motions for summary judgment, and trial began on October 3, 2005 with respect to the four “double horseman” symbols that the defendants sought to use. On October 20, 2005, the jury rendered a verdict, finding that one of the defendant’s marks violated our world famous Polo Player Symbol trademark and enjoining its further use, but allowing the defendants to use the remaining three marks. On November 16, 2005, we filed a motion before the trial court to overturn the jury’s decision and hold a new trial with respect to the three marks that the jury found not to be infringing. The USPA and Jordache opposed our motion, but did not move to overturn the jury’s decision that the fourth double horseman logo did infringe on our trademarks. On July 7, 2006, the judge denied our motion to overturn the jury’s decision. On August 4, 2006, the Company filed an appeal of the judge’s decision to deny the Company’s motion for a new trial to the U.S. Court of Appeals for the Second Circuit. On March 4, 2008, the Court of Appeals issued a decision affirming the judgment of the U.S. District Court for the Southern District of New York.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock Repurchase Program

In August 2007, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allowed the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. In Fiscal 2008, 6.1 million shares of Class A common stock were repurchased at a cost of $476.4 million under the expanded and pre-existing programs, including $24.0 million (0.4 million shares) that was traded prior to the end of the fiscal year for which settlement occurred in April 2008. The remaining availability under the common stock repurchase program was approximately $142 million as of March 29, 2008.

In addition, during Fiscal 2008, 0.3 million shares of Class A common stock at a cost of $23.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan.

In Fiscal 2007, share repurchases amounted to 3.5 million shares of Class A common stock at a cost of $231.3 million. In Fiscal 2006, the Company repurchased 69.3 thousand shares of Class A common stock at a cost of $3.8 million.

Repurchased shares are accounted for as treasury stock at cost and will be held in treasury for future use.

In May 2008, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allowed the Company to repurchase up to an additional $250 million of Class A common stock.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend of $0.05 per share, or $0.20 per share on an annual basis, on its common stock. Dividends paid amounted to $20.5 million in Fiscal 2008, $20.9 million in Fiscal 2007 and $20.8 million in Fiscal 2006.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Accumulated Other Comprehensive Income

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in stockholders’ equity:

				Net
	Foreign	Net Unrealized	Net Unrealized	Unrealized	Total
	Currency	Gains (Losses)	Gains (Losses)	Gains	Accumulated
	Translation	on Derivative	on Available-	(Losses) on	Other
	Gains	Financial	for-Sale	Defined	Comprehensive
	(Losses)	Instruments(a)	Investments	Benefit Plans	Income (Loss)
	(millions)

Balance at April 2, 2005	$85.1	$(55.2)	$—	$—	$29.9
Fiscal 2006 pretax activity(b)	(28.0)	15.2	—	—	(12.8)
Fiscal 2006 tax benefit (provision)(b)	3.9	(5.5)	—	—	(1.6)

Balance at April 1, 2006	61.0	(45.5)	—	—	15.5
Fiscal 2007 pretax activity(c)	53.1	(34.8)	—	—	18.3
Fiscal 2007 tax benefit (provision)(c)	1.2	5.5	—	—	6.7

Balance at March 31, 2007	115.3	(74.8)	—	—	40.5
Fiscal 2008 pretax activity(d)	144.7	(90.8)	(0.4)	(0.2)	53.3
Fiscal 2008 tax benefit (provision)(d)	(8.9)	27.5	0.2	—	18.8

Balance at March 29, 2008	$251.1	$(138.1)	$(0.2)	$(0.2)	$112.6

(a)	Includes deferred gains and losses on hedging instruments, such as foreign currency exchange contracts designated as cash flow hedges and changes in the fair value of the Company’s Euro-denominated debt designated as a hedge of changes in the fair value of the Company’s net investment in certain of its European subsidiaries.

(b)	Includes a net reclassification adjustment of $4.6 million (net of $0.2 million tax effect) for realized derivative financial instrument gains in the current period that were included as an unrealized gain in comprehensive income in a prior period.

(c)	Includes a net reclassification adjustment of $3.1 million (net of $0.5 million tax effect) for realized derivative financial instrument gains in the current period that were included as an unrealized gain in comprehensive income in a prior period.

(d)	Includes a net reclassification adjustment of $6.6 million (net of $1.2 million tax effect) for realized derivative financial instrument losses in the current period that were included as an unrealized loss in comprehensive income in a prior period.

18.	Stock-based Compensation

Effective April 2, 2006, the Company adopted FAS 123R using the modified prospective application transition method. Under this transition method, the compensation expense recognized in the consolidated statements of operations beginning April 2, 2006 includes compensation expense for (a) all stock-based payments granted prior to, but not yet vested as of, April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123 and (b) all stock-based payments granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact on Results

A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006(a)
	(millions)

Compensation expense	$(70.7)	$(43.6)	$(26.6)

Income tax benefit	$20.2	$17.5	$10.4

(a)	Prior to the adoption of FAS 123R and in accordance with existing accounting principles, the Company recognized stock-based compensation expense in connection with both service-based and performance-based restricted stock units (“RSUs”), as well as for shares of restricted stock.

Transition Information

Prior to April 2, 2006, the Company accounted for stock-based compensation plans under the intrinsic value method in accordance with APB 25 and adopted the disclosure-only provisions of FAS 123. Under this standard, the Company did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant. However, as required, the Company disclosed, in the notes to the consolidated financial statements, the pro forma expense impact of the stock option grants as if the fair-value-based recognition provisions of FAS 123 were applied. Compensation expense was previously recognized for restricted stock and RSUs. The effect of forfeitures on restricted stock and RSUs was recognized when such forfeitures occurred.

In accordance with the modified prospective application transition method, prior period financial statements have not been restated to reflect the effects of implementing FAS 123R. The following table presents the Company’s pro forma net income and net income per share if compensation expense for fixed stock option grants had been determined based on the fair value at the grant dates of such awards as defined by FAS 123 for Fiscal 2006:

Fiscal Year Ended
April 1, 2006
(millions, except
per share data)

Net income as reported	$308.0
Add: stock-based employee compensation expense included in reported net income, net of tax	16.2
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(29.3)

Pro forma net income	$294.9

Net income per share as reported:
Basic	$2.96
Diluted	$2.87
Pro forma net income per share:
Basic	$2.83
Diluted	$2.76

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Stock Incentive Plan

The Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”), authorizes the grant of awards to participants with respect to a maximum of 26.0 million shares of the Company’s Class A common stock; however, there are limits as to the number of shares available for certain awards and to any one participant. Equity awards that may be made under the 1997 Plan include (a) stock options, (b) restricted stock and (c) RSUs. The Company also granted awards under the 1997 Non-Employee Director Option Plan prior to that plan’s expiration on December 31, 2006. No future awards will be made under the 1997 Non-Employee Director Option Plan.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company develops its assumptions primarily by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s assumptions used for the fiscal years presented were as follows:

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006

Expected term (years)	4.8	4.5	5.2
Expected volatility	29.9%	33.2%	29.1%
Expected dividend yield	0.26%	0.39%	0.45%
Risk-free interest rate	4.6%	4.9%	3.7%
Weighted-average option grant date fair value	$32.65	$19.40	$14.50

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity under all plans during Fiscal 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
	(thousands)		(in years)	(millions)

Options outstanding at April 1, 2007	6,885	$32.79	5.8	$379.2
Granted	611	98.24
Exercised	(1,386)	28.98
Cancelled/Forfeited	(99)	57.09

Options outstanding at March 29, 2008	6,011	$39.93	5.3	$132.8

Options vested and expected to vest(b) at March 29, 2008	5,911	$39.28	5.3	$132.6
Options exercisable at March 29, 2008	4,476	$29.81	4.9	$125.8

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

Additional information pertaining to the Company’s stock option plans is as follows:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Aggregate intrinsic value of stock options exercised(a)	$67.0	$88.7	$58.5
Cash received from the exercise of stock options	40.1	51.4	55.2
Tax benefits realized on exercise	34.4	33.2	22.0

(a)	The intrinsic value is the amount by which the average market price during the period exceeded the exercise price of the stock option exercised.

As of March 29, 2008, there was $13.1 million of total unrecognized compensation expense related to nonvested stock options granted, expected to be recognized over a weighted-average period of 1.1 years.

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

RSUs entitle the grantee to receive shares of Class A common stock at the end of a vesting period. Service-based RSUs are payable in shares of Class A common stock and generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs also are payable in shares of Class A common stock and generally vest (a) upon the completion of a three-year period of time (cliff vesting), subject to the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals either (i) in each year of the vesting period for grants made prior to Fiscal 2008 or (ii) solely in the initial year of the vesting period for grants made in Fiscal 2008. In addition, holders of certain RSUs are entitled to receive dividend equivalents in the form of additional RSUs in connection with the payment of dividends on the Company’s Class A common stock. RSUs, including shares resulting from dividend equivalents paid on such units, are accounted for at fair value at the date of grant. The fair value of a restricted security is based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based RSUs is recognized over the related service period when attainment of the performance goals is deemed probable.

A summary of the restricted stock and restricted stock unit activity during Fiscal 2008 is as follows:

	Restricted		Service-based		Performance-based
	Stock		RSUs		RSUs
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(thousands)		(thousands)		(thousands)

Nonvested at April 1, 2007	105	$26.25	650	$37.69	1,297	$46.43
Granted	4	87.85	100	100.56	552	86.98
Vested	(75)	21.97	(83)	34.23	(458)	37.22
Cancelled	—	—	—	—	(37)	73.16

Nonvested at March 29, 2008	34	$42.60	667	$47.55	1,354	$65.41

	Restricted	Service-based	Performance-based
	Stock	RSUs	RSUs

Total unrecognized compensation at March 29, 2008 (millions)	$1.1	$3.0	$43.5
Weighted-average years expected to be recognized over (in years)	1.6	2.0	1.6

Additional information pertaining to the restricted stock and restricted stock unit activity is as follows:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006

Restricted Stock
Weighted-average grant date fair value of awards granted	$87.85	$—	$—
Total fair value of awards vested (millions)	7.1	4.2	4.9
Service-based RSUs
Weighted-average grant date fair value of awards granted	$100.56	$55.43	$43.20
Total fair value of awards vested (millions)	4.8	—	—
Performance-based RSUs
Weighted-average grant date fair value of awards granted	$86.98	$55.17	$43.14
Total fair value of awards vested (millions)	43.4	3.4	2.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Employee Benefit Plans

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

Under the terms of the plans, a participant is 100% vested in Company matching and discretionary contributions after five years of credited service. Contributions made by the Company under these plans approximated $6 million, $4 million and $5 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

Supplemental Retirement Plan

The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans are expected to be constrained by the operation of certain Internal Revenue Code limitations. These supplemental benefits vest over time and the related compensation expense is recognized over the vesting period. Amounts of $29 million and $26 million were accrued under these plans as of March 29, 2008 and March 31, 2007, respectively, and are reflected within other non-current liabilities in the consolidated balance sheets. Total compensation expense recognized related to these benefits was $4 million, $3 million and $5 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

Deferred Compensation Plans

The Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were approximately $2 million as of both March 29, 2008 and March 31, 2007, and are reflected within other non-current liabilities in the consolidated balance sheets. Total compensation expense related to these compensation arrangements was $0.3 million in each of the three fiscal years presented. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are reflected within other assets in the consolidated balance sheets.

Union Pension Plan

The Company participates in a multi-employer pension plan and is required to make contributions to the UNITE HERE (which was previously known as the Union of Needletrades, Industrial and Textile Employees, prior to its merger with the Hotel Employees and Restaurant Employees International Union) (“Union”) for dues based on wages paid to union employees. A portion of these dues is allocated by the Union to a retirement fund which provides defined benefits to substantially all unionized workers. The Company does not participate in the management of the plan and has not been furnished with information with respect to the type of benefits provided, vested and non-vested benefits or assets.

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

International Defined Benefit Plans

The Company sponsors certain single-employer defined benefit plans and participates in certain multi-employer defined benefit plans at international locations, which are not considered to be material individually or in the aggregate as of March 29, 2008. Pension benefits under these plans are based on formulas that reflect the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees’ years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans was a net liability of $6.6 million as of March 29, 2008, primarily recorded within other non-current liabilities in the Company’s consolidated balance sheet. These single-employer defined benefit plans had aggregate projected benefit obligations of $21.3 million and an aggregate fair value of plan assets of $18.8 million as of March 29, 2008. Pension expense for these plans, recorded within SG&A expenses in the Company’s consolidated statement of operations, was $3.6 million in Fiscal 2008, $2.2 million in Fiscal 2007 and $1.8 million in Fiscal 2006.

It is the Company’s intention to withdraw from the multi-employer defined benefit plans assumed in the Japanese Business Acquisitions during Fiscal 2009. Accordingly, the Company has recorded a withdrawal liability within other non-current liabilities in its consolidated balance sheet of $4.4 million as of March 29, 2008. Total contributions to these multi-employer plans were $0.5 million in Fiscal 2008. The Company did not participate in any multi-employer defined benefit plans in Fiscal 2007 or Fiscal 2006.

20.	Segment Information

The Company has three reportable segments based on its business activities and organization: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel, accessories and related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned and licensed retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its full-price and factory stores, as well as RalphLauren.com, its e-commerce website. The stores and website sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

The accounting policies of the Company’s segments are consistent with those described in Note 3. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

Net revenues and operating income for each segment are as follows:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Net revenues:
Wholesale	$2,758.1	$2,315.9	$1,942.5
Retail	1,912.6	1,743.2	1,558.6
Licensing	209.4	236.3	245.2

Total net revenues	$4,880.1	$4,295.4	$3,746.3

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Operating income:
Wholesale	$565.4	$477.8	$398.3
Retail	204.2	224.2	140.0
Licensing	96.7	141.6	153.5

	866.3	843.6	691.8
Less:
Unallocated corporate expenses	(217.0)	(183.4)	(159.1)
Unallocated legal and restructuring charges(a)	4.1	(7.6)	(16.1)

Total operating income	$653.4	$652.6	$516.6

(a)	Fiscal 2008 consists of the reversal of an excess reserve in the amount of $4.1 million related to the Company’s credit card matters (see Note 15 for further discussion). Restructuring charges of $4.6 million for Fiscal 2007 and $9.0 million for Fiscal 2006 are primarily related to the Retail segment (see Note 11 for further discussion).

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Depreciation and amortization:
Wholesale	$63.9	$47.0	$39.4
Retail	73.4	59.0	53.0
Licensing	19.7	4.4	5.2
Unallocated corporate expenses	44.3	34.3	29.4

Total depreciation and amortization	$201.3	$144.7	$127.0

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Capital expenditures:
Wholesale	$46.0	$44.6	$28.7
Retail	116.1	83.1	87.8
Licensing	2.4	3.0	3.3
Corporate	52.6	53.3	38.8

Total capital expenditures	$217.1	$184.0	$158.6

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets for each segment are as follows:

	Fiscal Years Ended
	March 29,	March 31,
	2008	2007
	(millions)

Total assets:
Wholesale	$2,434.2	$1,756.0
Retail	1,084.9	1,084.7
Licensing	216.4	190.2
Corporate	630.0	727.1

Total assets	$4,365.5	$3,758.0

Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Net revenues:
United States and Canada	$3,653.1	$3,452.2	$3,032.3
Europe	944.7	767.9	627.7
Japan	272.4	64.6	44.3
Other regions	9.9	10.7	42.0

Total net revenues	$4,880.1	$4,295.4	$3,746.3

	Fiscal Years Ended
	March 29,	March 31,
	2008	2007
	(millions)

Long-lived assets:
United States and Canada	$517.1	$474.5
Europe	131.1	107.5
Japan	57.3	43.9
Other regions	4.4	3.9

Total long-lived assets	$709.9	$629.8

21.	Related Party Transactions

In the ordinary course of conducting its business, the Company periodically enters into transactions with other entities or people that are considered related parties.

Prior to the Japanese Business Acquisitions that occurred in May 2007, the Company received royalty payments pursuant to a licensing agreement with Impact 21 that allowed Impact 21 to sell high quality apparel and related merchandise in Japan using certain of the Company’s trademarks. The Company had an approximately 20% interest in Impact 21, which was accounted for under the equity method of accounting. Royalty payments received under this arrangement were approximately $34 million in Fiscal 2007 and approximately $34 million in Fiscal 2006. See Note 5 for further discussion of the Company’s Japanese Business Acquisitions.

In addition, Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, sometimes uses the services of certain employees of the Company for non-Company related purposes. Mr. Lauren reimburses the Company for the direct expenses incurred in connection with those services, including an allocation of such

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees’ salaries and benefits. Such aggregate costs and related reimbursements were less than $1 million in each of the three fiscal years presented.

22.	Additional Financial Information

Cash Interest and Taxes

	Fiscal Years Ended
	March 29,	March 31,	April 1,
	2008	2007	2006
	(millions)

Cash paid for interest	$22.9	$20.9	$10.1

Cash paid for income taxes	$248.8	$244.6	$165.1

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $39.8 million for Fiscal 2008 and $45.2 million for Fiscal 2007. Significant non-cash investing activities also included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition in Fiscal 2008, the RL Media Minority Interest Acquisition in Fiscal 2007 and the acquisitions of the Polo Jeans and Footwear Businesses in Fiscal 2006. See Note 5 for further discussion of the Company’s acquisitions.

Significant non-cash financing activities included the repurchase of 0.4 million shares of Class A common stock at a cost of $24.0 million that was traded prior to the end of Fiscal 2008 for which settlement occurred in April 2008. In addition, as a result of the adoption of FIN 48, the Company recognized a non-cash reduction in retained earnings of $62.5 million as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007. See Note 12 for further discussion of the Company’s adoption of FIN 48.

There were no other significant non-cash investing or financing activities for the three fiscal years presented.

Licensing-related Transactions

Eyewear Licensing Agreement

In February 2006, the Company announced that it had entered into a ten-year exclusive licensing agreement with Luxottica Group, S.p.A. and affiliates (“Luxottica”) for the design, production, sale and distribution of prescription frames and sunglasses under the Polo Ralph Lauren brand (the “Eyewear Licensing Agreement”).

The Eyewear Licensing Agreement took effect on January 1, 2007 after the Company’s pre-existing licensing agreement with another licensee expired. In early January, the Company received a prepayment of approximately $180 million, net of certain tax withholdings, in consideration of the annual minimum royalty and design-services fees to be earned over the life of the contract. The prepayment is non-refundable, except with respect to certain breaches of the agreement by the Company, in which case only the unearned portion of the prepayment as determined based on the specific terms of the agreement would be required to be repaid. The prepayment was recorded by the Company as deferred income and is being recognized in earnings as earned in accordance with the terms of the agreement based upon the higher of (a) contractually guaranteed minimum royalty levels or (b) estimates of sales and royalty data received from the licensee.

Underwear Licensing Agreement

The Company licensed the right to manufacture and sell Chaps-branded underwear under a long-term license agreement, which was scheduled to expire in December 2009. During Fiscal 2007, the Company and the licensee agreed to terminate the licensing and related design-services agreements. In connection with this agreement, the Company received a portion of the minimum royalty and design-service fees due to it under the underlying agreements on an accelerated basis. The approximate $8 million of proceeds received by the Company has been recognized as licensing revenue in the consolidated financial statements for Fiscal 2007.

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

May 28, 2008

/S/ RALPH LAUREN	/S/ TRACEY T. TRAVIS

Ralph Lauren	Tracey T. Travis
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation
New York, New York

We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) as of March 29, 2008 and March 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended March 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2008 and March 31, 2007, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the notes to consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective April 1, 2007. Also, as discussed in Note 4 to the notes to consolidated financial statements, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” effective April 2, 2006. As discussed in Note 3 to the notes to consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” effective April 2, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 29, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

New York, New York
May 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation
New York, New York

We have audited the internal control over financial reporting of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) as of March 29, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report of Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Impact 21, which was acquired on May 29, 2007, and whose financial statements constitute 14.2% of total consolidated assets, 5.2% of total consolidated revenues, and 4.6% of total consolidated operating income of the consolidated financial statement amounts as of and for the year ended March 29, 2008. Accordingly, our audit did not include the internal control over financial reporting at Impact 21. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 29, 2008, of the Company and our report dated May 28, 2008, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective April 1, 2007.

/s/  DELOITTE & TOUCHE LLP

New York, New York
May 28, 2008

POLO RALPH LAUREN CORPORATION

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended March 29, 2008 as well as the consolidated balance sheet data as of March 29, 2008 and March 31, 2007 has been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for each of the two fiscal years in the period ended April 2, 2005 and the consolidated balance sheet data at April 1, 2006, April 2, 2005 and April 3, 2004 has been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

The selected financial information for the fiscal year ended March 29, 2008 reflects the acquisition of the Small Leathergoods Business effective in April 2007, the Japanese Business Acquisitions effective in May 2007, and the adoption of FIN 48. The selected financial information for the fiscal year ended March 31, 2007 reflects the acquisition of the remaining 50% equity interest of RL Media effective in March 2007 and the adoption of FAS 123R. The selected financial information for the fiscal year ended April 1, 2006 reflects the acquisition of the Polo Jeans Business effective in February 2006 and the acquisition of the Footwear Business effective in July 2005. The selected financial information for the fiscal year ended April 2, 2005 reflects the acquisition of the Childrenswear Business effective in July 2004. The selected financial information reflects the consolidation of RL Media effective as of the end of Fiscal 2004(a).

	Fiscal Years Ended
	March 29,	March 31,	April 1,	April 2,	April 3,
	2008	2007	2006	2005	2004(b)
	(millions, except per share data)

Statement of Operations Data:
Net revenues:
Net sales	$4,670.7	$4,059.1	$3,501.1	$3,060.7	$2,380.9
Licensing revenues	209.4	236.3	245.2	244.7	268.8

Net revenues	4,880.1	4,295.4	3,746.3	3,305.4	2,649.7
Gross profit	2,638.1	2,336.2	2,022.4	1,684.5	1,323.3
Depreciation and amortization expense	(201.3)	(144.7)	(127.0)	(102.1)	(85.6)
Restructuring charges	—	(4.6)	(9.0)	(2.3)	(19.6)
Operating income(c)	653.4	652.6	516.6	299.7	270.9
Interest income/(expense), net	(1.0)	4.5	1.2	(6.4)	(10.0)
Net income	$419.8	$400.9	$308.0	$190.4	$169.2
Net income per common share:
Basic	$4.10	$3.84	$2.96	$1.88	$1.71
Diluted	$3.99	$3.73	$2.87	$1.83	$1.68
Average common shares:
Basic	102.3	104.4	104.2	101.5	99.0
Diluted	105.2	107.6	107.2	104.1	101.0
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

(a)	The Company’s operating results for Fiscal 2008, Fiscal 2007 and Fiscal 2006 include the operating results of RL Media for the twelve-month periods ended March 29, 2008, March 31, 2007 and April 1, 2006, respectively, whereas Fiscal 2005 and Fiscal 2004 include the operating results of RL Media for the twelve-month period ended December 31, 2004 and December 31, 2003, respectively.

(b)	Fiscal year consists of 53 weeks.

(c)	Operating income included a reversal of an excess reserve in the amount of approximately $4 million related to credit card matters in the fiscal year ended March 29, 2008, and litigation and credit card contingency-related charges of approximately $3 million in the fiscal year ended March 31, 2007, $7 million in the fiscal year ended April 1, 2006 and $106 million in the fiscal year ended April 2, 2005. Impairment charges related to retail assets reduced operating income by approximately $5 million in the fiscal year ended March 29, 2008 and $11 million in the fiscal year ended April 1, 2006.

POLO RALPH LAUREN CORPORATION SELECTED FINANCIAL INFORMATION — (Continued)

	Fiscal Years Ended
	March 29,	March 31,	April 1,	April 2,	April 3,
	2008	2007	2006	2005	2004
	(millions)

Balance Sheet Data:
Cash and cash equivalents	$551.5	$563.9	$285.7	$350.5	$352.3
Working capital	984.9	1,045.6	535.0	791.4	782.0
Total assets	4,365.5	3,758.0	3,088.7	2,726.7	2,297.6
Total debt (including current maturities of debt)	679.2	398.8	280.4	291.0	277.3
Stockholders’ equity	2,389.7	2,334.9	2,049.6	1,675.7	1,415.4

POLO RALPH LAUREN CORPORATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended
	June 30,	September 29,	December 29,	March 29,
Fiscal 2008	2007	2007	2007	2008
	(millions, except per share data)

Net revenues	$1,070.3	$1,299.1	$1,269.8	$1,240.9
Gross profit	592.0	695.2	676.5	674.4
Net income	88.3	115.3	112.7	103.5
Net income per common share:
Basic	$0.85	$1.12	$1.11	$1.03
Diluted	$0.82	$1.09	$1.08	$1.00
Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	Quarterly Periods Ended
	July 1,	September 30,	December 30,	March 31,
Fiscal 2007	2006	2006	2006	2007
	(millions, except per share data)

Net revenues	$953.6	$1,166.8	$1,143.7	$1,031.3
Gross profit	531.5	632.6	614.0	558.1
Net income	80.2	137.0	110.5	73.2
Net income per common share:
Basic	$0.76	$1.31	$1.06	$0.70
Diluted	$0.74	$1.28	$1.03	$0.68
Dividends declared per common share	$0.05	$0.05	$0.05	$0.05