Form 10-Q
period 2008-06-28
POLO RALPH LAUREN CORP
filed 2008-08-07
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2008
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
(212) 318-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At August 1, 2008, 56,459,719 shares of the registrant’s Class A common stock, $.01 par value, and 43,280,021 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 28,	March 29,
	2008	2008
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$553.8	$551.5
Short-term investments	157.0	74.3
Accounts receivable, net of allowances of $163.7 and $172.0 million	310.1	508.4
Inventories	568.1	514.9
Deferred tax assets	77.3	76.6
Prepaid expenses and other	132.5	167.8

Total current assets	1,798.8	1,893.5
Property and equipment, net	706.3	709.9
Deferred tax assets	120.4	116.9
Goodwill	977.2	975.1
Intangible assets, net	345.6	349.3
Other assets	313.3	320.8

Total assets	$4,261.6	$4,365.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224.9	$205.7
Income tax payable	29.5	28.8
Accrued expenses and other	459.8	467.7
Current maturities of debt	—	206.4

Total current liabilities	714.2	908.6
Long-term debt	469.8	472.8
Non-current liability for unrecognized tax benefits	157.2	155.2
Other non-current liabilities	436.0	439.2

Commitments and contingencies (Note 12)
Total liabilities	1,777.2	1,975.8

Stockholders’ equity:
Class A common stock, par value $.01 per share; 71.5 million and 70.5 million shares issued; 56.8 million and 56.2 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	1,037.8	1,017.6
Retained earnings	2,169.5	2,079.3
Treasury stock, Class A, at cost (14.7 million and 14.3 million shares)	(847.9)	(820.9)
Accumulated other comprehensive income (loss)	123.9	112.6

Total stockholders’ equity	2,484.4	2,389.7

Total liabilities and stockholders’ equity	$4,261.6	$4,365.5

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 28,	June 30,
	2008	2007
	(millions, except per share data)
	(unaudited)

Net sales	$1,066.9	$1,024.0
Licensing revenue	46.7	46.3

Net revenues	1,113.6	1,070.3
Cost of goods sold(a)	(475.2)	(478.3)

Gross profit	638.4	592.0

Other costs and expenses:
Selling, general and administrative expenses(a)	(486.9)	(438.5)
Amortization of intangible assets	(4.9)	(7.7)

Total other costs and expenses	(491.8)	(446.2)

Operating income	146.6	145.8
Foreign currency gains (losses)	0.1	(1.3)
Interest expense	(7.0)	(5.8)
Interest and other income, net	7.2	8.2
Equity in income (loss) of equity-method investees	(0.7)	—
Minority interest expense	—	(1.8)

Income before provision for income taxes	146.2	145.1
Provision for income taxes	(51.0)	(56.8)

Net income	$95.2	$88.3

Net income per common share:
Basic	$0.96	$0.85

Diluted	$0.93	$0.82

Weighted average common shares outstanding:
Basic	99.5	103.9

Diluted	102.1	107.3

Dividends declared per share	$0.05	$0.05

(a) Includes total depreciation expense of:	$(41.2)	$(35.4)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 28,	June 30,
	2008	2007
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$95.2	$88.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46.1	43.1
Deferred income tax expense (benefit)	(4.0)	(4.1)
Minority interest expense	—	1.8
Equity in (income) loss of equity-method investees, net of dividends received	0.7	—
Non-cash stock compensation expense	10.3	10.2
Non-cash provision for bad debt expense	0.4	0.2
Non-cash foreign currency losses (gains)	(1.4)	(1.2)
Changes in operating assets and liabilities:
Accounts receivable	197.2	170.9
Inventories	(53.6)	(25.1)
Accounts payable and accrued liabilities	75.8	23.9
Deferred income liabilities	(1.0)	(4.0)
Other balance sheet changes	31.0	(23.2)

Net cash provided by operating activities	396.7	280.8

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(10.6)	(179.5)
Purchases of investments	(83.0)	—
Proceeds from sales and maturities of investments	10.0	—
Capital expenditures	(56.1)	(44.7)
Cash deposits restricted in connection with taxes	(5.4)	(0.7)

Net cash used in investing activities	(145.1)	(224.9)

Cash flows from financing activities:
Proceeds from issuance of debt	—	168.9
Repayment of debt	(196.8)	—
Debt issuance costs	—	(0.2)
Payments of capital lease obligations	(1.3)	(1.3)
Payments of dividends	(5.0)	(5.2)
Repurchases of common stock, including shares surrendered for tax withholdings	(51.0)	(187.8)
Proceeds from exercise of stock options	7.1	24.2
Excess tax benefits from stock-based compensation arrangements	2.8	26.1

Net cash (used in) provided by financing activities	(244.2)	24.7

Effect of exchange rate changes on cash and cash equivalents	(5.1)	(1.3)

Net increase in cash and cash equivalents	2.3	79.3
Cash and cash equivalents at beginning of period	551.5	563.9

Cash and cash equivalents at end of period	$553.8	$643.2

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

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the U.S., Europe and Asia. The Company also sells directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through its retail internet site located at www.RalphLauren.com. In addition, the Company often licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

2.	Basis of Presentation

Interim Financial Statements

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim consolidated financial statements are unaudited. In the opinion of management, however, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The consolidated balance sheet data as of March 29, 2008 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 29, 2008 (the “Fiscal 2008 10-K”), which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2008 10-K for a complete set of financial statements.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2009 will end on March 28, 2009 and will be a 52-week period (“Fiscal 2009”). Fiscal year 2008 ended on March 29,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008 and reflected a 52-week period (“Fiscal 2008”). In turn, the first quarter for Fiscal 2009 ended on June 28, 2008 and was a 13-week period. The first quarter for Fiscal 2008 ended on June 30, 2007 and was also a 13-week period.

The financial position and operating results of the Company’s consolidated Polo Ralph Lauren Japan Corporation (“PRL Japan”) and Impact 21 Co., Ltd. (“Impact 21”) entities located in Japan are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month periods ended June 28, 2008 and June 30, 2007 include the operating results of PRL Japan and Impact 21 for the three-month periods ended May 31, 2008 and May 31, 2007, respectively. The net effect of this reporting lag is not material to the unaudited interim consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the unaudited interim consolidated financial statements include reserves for customer returns, discounts, end-of-season markdowns and operational chargebacks; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; and accounting for business combinations.

Seasonality of Business

The Company’s business is affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three months ended June 28, 2008 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2009.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements, generally based upon the higher of (a) contractually guaranteed minimum royalty levels or (b) actual sales and royalty data, or estimates thereof, received from the Company’s licensees.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	June 28,	June 30,
	2008	2007
	(millions)

Basic	99.5	103.9
Dilutive effect of stock options, restricted stock and restricted stock units	2.6	3.4

Diluted shares	102.1	107.3

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding performance-based restricted stock units that are issuable only upon the achievement of certain performance goals. Such units only are included in the computation of diluted shares to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. As of June 28, 2008 and June 30, 2007, there was approximately 1.3 million and 1.1 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

Accounts Receivable

In the normal course of business, the Company extends credit to customers that satisfy defined credit criteria. Accounts receivable, net, as shown in the Company’s consolidated balance sheets, is net of certain reserves and allowances. These reserves and allowances consist of (a) reserves for returns, discounts, end-of-season markdowns

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended
	June 28,	June 30,
	2008	2007
	(millions)

Beginning reserve balance	$161.1	$129.4
Amount charged against revenue to increase reserve	96.0	94.3
Amount credited against customer accounts to decrease reserve	(103.9)	(96.2)
Foreign currency translation	(0.4)	0.4

Ending reserve balance	$152.8	$127.9

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

	Three Months Ended
	June 28,	June 30,
	2008	2007
	(millions)

Beginning reserve balance	$10.9	$8.7
Amount charged to expense to increase reserve	0.4	0.2
Amount written off against customer accounts to decrease reserve	(0.3)	(0.4)
Foreign currency translation	(0.1)	0.1

Ending reserve balance	$10.9	$8.6

4.	Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157” or the “Standard”). FAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with US GAAP and expands disclosures regarding fair value measurements. The Company adopted the provisions of FAS 157 for all of its financial assets and liabilities within the Standard’s scope as of the beginning of Fiscal 2009 (March 30, 2008). FAS 157 will become effective for all nonfinancial assets and liabilities of the Company within the scope of FAS 157 as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of the provisions of FAS 157 effective during Fiscal 2009 did not have a significant impact on the Company’s consolidated financial statements. The Company is in the process of evaluating the impact of the provisions of FAS 157 to be adopted in Fiscal 2010. Refer to Note 9 for further discussion on the impact of adoption on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of FAS 141R. FAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company as of the beginning of Fiscal 2010 and the application of FAS 160 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS No. 115” (“FAS 159” or the “Standard”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date. The Company did not elect the fair value option for any of its financial assets or financial liabilities upon adoption of the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standard in the beginning of Fiscal 2009. Therefore, the initial application of FAS 159 did not have a material effect on the Company’s consolidated financial statements.

5.	Acquisitions and Joint Ventures

Fiscal 2009 Transactions

Japanese Childrenswear and Golf Acquisition

On August 1, 2008, in connection with the transition of the Polo-branded childrenswear and golf apparel businesses in Japan from a licensed to a wholly owned operation, the Company acquired certain net assets (including certain inventory) from Naigai Co. Ltd. (“Naigai”) in exchange for a payment of approximately ¥2.5 billion (approximately $23 million as of the acquisition date) and certain other consideration (the “Japanese Childrenswear and Golf Acquisition”). Naigai was the Company’s licensee for childrenswear, golf attire and hosiery under the Polo by Ralph Lauren and Ralph Lauren brands in Japan. In conjunction with the Japanese Childrenswear and Golf Acquisition, the Company also entered into an additional 5 year licensing and design-related agreement with Naigai for Polo and Chaps-branded hosiery in Japan and a transition services agreement for the provision of a variety of operational, human resources and information systems-related services over a period of up to eighteen months from the date of the closing of the transaction.

The Company expects to account for the Japanese Childrenswear and Golf Acquisition as an asset purchase during the second quarter of Fiscal 2009 and is in the process of preparing its assessment of the fair value of the assets acquired and liabilities assumed. Based on preliminary valuation analyses prepared by an independent valuation firm, the Company expects to allocate all of the consideration exchanged in the Japanese Childrenswear and Golf Acquisition to the net assets acquired in connection with the transaction. Accordingly, no settlement loss associated with any pre-existing relationships is expected to be recognized.

Fiscal 2008 Transactions

Japanese Business Acquisitions

On May 29, 2007, the Company completed the transactions to acquire control of certain of its Japanese businesses that were formerly conducted under licensed arrangements, consistent with the Company’s long-term strategy of international expansion. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to approximately 97%. Impact 21 conducts the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a pre-existing, sub-license arrangement. In addition, the Company acquired the remaining 50% interest in PRL Japan, which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama Co. Ltd and its affiliates (“Onward Kashiyama”) and The Seibu Department Stores, Ltd (“Seibu”) (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are herein referred to as the “Japanese Business Acquisitions.”

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. In January 2008, at an Impact 21 shareholders meeting, the Company obtained the necessary approvals to complete the process of acquiring the remaining approximately 3% of outstanding shares not exchanged as of the close of the tender offer period (the “minority squeeze-out”). In February 2008, the Company acquired approximately 1% of the remaining Impact 21 shares outstanding at an aggregate cost of $5 million. During the first quarter of Fiscal 2009, the Company completed the minority squeeze-out at an aggregate cost of approximately $9 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and ¥20.5 billion of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing credit facility. The Company repaid the borrowing by its maturity date on May 22, 2008 using $196.8 million of Impact 21’s cash on-hand acquired as part of the acquisition.

Based on valuation analyses prepared by an independent valuation firm, the Company allocated all of the consideration exchanged to the purchase of the Japanese businesses. The acquisition cost of approximately $374 million has been allocated to the net assets acquired based on their respective fair values as follows: cash of $189 million; trade receivables of $26 million; inventory of $38 million; finite-lived intangible assets of $75 million (consisting of the re-acquired licenses of $21 million and customer relationships of $54 million); non-tax-deductible goodwill of $140 million; assumed pension liabilities of $5 million; net deferred tax liabilities of $31 million; and other net liabilities of $58 million.

The results of operations for Impact 21, which were previously accounted for using the equity method of accounting, have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, the Company recorded within minority interest expense the amount of Impact 21’s net income allocable to the holders of the approximate 80% of the Impact 21 shares not owned by the Company prior to the closing date of the tender offer. The results of operations for PRL Japan had already been consolidated by the Company in all prior periods.

6.	Inventories

Inventories consist of the following:

	June 28,	March 29,	June 30,
	2008	2008	2007
	(millions)

Raw materials	$9.3	$6.7	$6.8
Work-in-process	1.8	1.7	1.9
Finished goods	557.0	506.5	596.0

Total inventory	$568.1	$514.9	$604.7

7.	Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three months ended June 28, 2008 is presented below:

Three Months
Ended
June 28,
2008
(millions)

Unrecognized tax benefits beginning balance	$117.5
Additions (reductions) related to current period tax positions	1.9
Additions (reductions) related to prior periods tax positions	(0.2)

Unrecognized tax benefits ending balance	$119.2

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three months ended June 28, 2008 is presented below:

Three Months
Ended
June 28,
2008
(millions)

Accrued interest and penalties beginning balance	$48.0
Additions (reductions) charged to expense	2.3

Accrued interest and penalties ending balance	$50.3

The total amount of unrecognized tax benefits, including interest and penalties, was $169.5 million as of June 28, 2008, and was comprised of $12.3 million included within accrued expenses and other and $157.2 million included within non-current liability for unrecognized tax benefits in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $126.2 million as of June 28, 2008.

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

8.	Debt

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

As of June 28, 2008, the carrying value of the 2006 Euro Debt was $469.8 million, compared to $472.8 million as of March 29, 2008.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of June 28, 2008, there were no borrowings outstanding under the Credit Facility, but the Company was

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingently liable for $23.5 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of June 28, 2008, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of a ¥20.5 billion loan (the “Term Loan”). The Term Loan was made to Polo JP Acqui B.V., a wholly owned subsidiary of the Company, and was guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The proceeds of the Term Loan were used to finance the Japanese Business Acquisitions. Borrowings under the Term Loan bore interest at a fixed rate of 1.2%. The Company repaid the borrowing by its maturity date on May 22, 2008 using $196.8 million of Impact 21’s cash on-hand acquired as part of the acquisition. See Note 5 for further discussion of the Japanese Business Acquisitions.

Refer to Note 13 of the Fiscal 2008 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

9.	Financial Instruments

Fair Value Measurement

FAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets and liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

June 28, 2008(a)
(millions)

Financial assets carried at fair value:
Derivative financial instruments	$5.0
Auction rate securities	4.8

Total	$9.8

Financial liabilities carried at fair value:
Derivative financial instruments	$21.7

Total	$21.7

(a)	Based on level 2 measurements.

Derivative financial instruments designated as cash flow hedges are recorded at fair value in the Company’s consolidated balance sheets and, to the extent these instruments are highly effective at reducing the risk associated with the exposure being hedged, the related unrealized gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income. The Company’s derivative financial instruments are valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. The Company’s derivative financial instruments have been classified as Level 2 assets or liabilities as of June 28, 2008.

The Company’s auction rate securities are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets, with unrealized gains and losses deferred in stockholders’ equity as a component of accumulated other comprehensive income. As a result of current market conditions, third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recently successful traded securities, and the total principal balance of each security. Auction rate securities have been classified as Level 2 assets as of June 28, 2008.

Cash and cash equivalents, short-term investments and accounts receivable are recorded at carrying value, which approximates fair value. Restricted cash is reported at carrying value. The Company’s 2006 Euro Debt, which is adjusted for foreign currency fluctuations, is also reported at carrying value.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s outstanding derivative instruments as of June 28, 2008:

					Balance	Asset	Balance	(Liability)
	Hedge		Notional	Fair	Sheet	Carrying	Sheet	Carrying
Instrument(a)	Type(b)	Hedged Item	Amount	Value	Location(c)	Value	Location(c)	Value
			(millions)

Forward Sale Contracts	CF	USD inventory purchases by euro-functional sub	$251.0	$(20.5)	—	$—	AE	$(20.5)
Forward Sale Contracts	CF	Euro royalty payments	55.7	(0.9)	—	—	AE	(0.9)
Forward Sale Contracts	CF	Yen royalty payments	33.1	0.5	PP	0.6	AE	(0.1)
Forward Sale Contracts	UN	USD inventory purchases by yen-functional sub	13.3	0.2	PP	0.2	—	—
Forward Sale Contracts	UN	Yen loan receivable	4.8	0.3	PP	0.3	—	—
Forward Sale Contracts	UN	GBP-denominated revenues	35.6	1.0	PP	1.0	—	—
Forward Purchase Contracts	CF	Euro interest payment	19.2	1.9	PP	1.9	—	—
Forward Purchase Contracts	CF	Euro marketing contributions	10.2	0.2	PP	0.2	—	—
Forward Purchase Contracts	CF	Euro inventory purchases	42.7	0.8	PP	0.8	—	—
Forward Purchase Contracts	CF	Swiss franc obligations	22.2	(0.2)	—	—	AE	(0.2)
Euro Debt	NI	Euro net investment	381.2	(413.8)	—	—	LTD	(469.8)

			$869.0	$(430.5)		$5.0		$(491.5)

(a)	Forward Sale Contracts = Forward exchange contracts for sale of foreign currencies; Forward Purchase Contracts = Forward exchange contracts for purchase of foreign currencies; Euro Debt = €300 million principal notes due October 2013.

(b)	CF = Cash flow hedge; UN = Undesignated hedge; NI = Net investment hedge.

(c)	PP = Prepaid expenses and other; AE = Accrued expenses and other; LTD = Long-term debt.

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

The Company records the above described foreign currency exchange contracts at fair value in its consolidated balance sheets. Foreign currency exchange contracts designated as cash flow hedges at hedge inception are accounted for in accordance with FAS 133. As such, to the extent these hedges are effective the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then recognized in our consolidated statements of operations in the period in which the underlying transaction affects earnings. To the extent that any of these foreign currency exchange contracts are not

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

considered to be perfectly effective in offsetting the change in the value of the hedged item, any changes in fair value relating to the ineffective portion are immediately recognized in earnings.

The Company reclassified from accumulated other comprehensive income into earnings a net loss on foreign currency exchange contracts of approximately $0.9 million during the three months ended June 28, 2008 and a net gain of $0.6 million during the three months ended June 30, 2007, representing the effective portion of losses and gains on derivative instruments qualifying as cash flow hedges. No material gains or losses relating to ineffective hedges were recognized in the periods presented.

Forward Foreign Currency Exchange Contracts — Other

During the first quarter of Fiscal 2009, the Company entered into a foreign currency exchange contract with a notional value of $4.8 million hedging the foreign currency exposure related to an intercompany term loan provided by Polo Fin B.V. to Polo JP Acqui B.V. in connection with the Japanese Business Acquisitions minority squeeze-out, as discussed in Note 5. This contract, which hedged the foreign currency exposure related to a Yen-denominated payment during the first quarter of Fiscal 2009, did not qualify under FAS 133 for hedge accounting treatment. No related material gains or losses were recognized during the three months ended June 28, 2008.

During the first quarter of Fiscal 2008, the Company entered into foreign currency option contracts with a notional value of $159 million giving the Company the right, but not the obligation, to purchase foreign currencies at fixed rates by May 23, 2007. These contracts hedged the majority of the foreign currency exposure related to the financing of the Japanese Business Acquisitions, but did not qualify under FAS 133 for hedge accounting treatment. The Company did not exercise the contracts and, as a result, recognized a loss of $1.6 million during the three months ended June 30, 2007.

10.	Stockholders’ Equity

Summary of Changes in Stockholders’ Equity

	Three Months Ended
	June 28,	June 30,
	2008	2007
	(millions)

Balance at beginning of period	$2,389.7	$2,334.9
Cumulative effect of adopting FIN 48	—	(62.5)
Comprehensive income:
Net income	95.2	88.3
Foreign currency translation adjustments	6.9	2.4
Net realized and unrealized gains (losses) on derivative financial instruments	4.2	(2.6)
Net unrealized gains on available-for-sale investments	0.2	—

Total comprehensive income	106.5	88.1

Cash dividends declared	(5.0)	(5.2)
Repurchases of common stock	(27.0)	(187.8)
Shares issued and equity grants made pursuant to stock compensation plans	20.2	60.6

Balance at end of period	$2,484.4	$2,228.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program

In May 2008, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the three months ended June 28, 2008, 0.1 million shares of Class A common stock were repurchased by the Company at a cost of $7.9 million under its repurchase program. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. The remaining availability under the common stock repurchase program was approximately $384 million as of June 28, 2008.

In addition, during the three months ended June 28, 2008, 0.3 million shares of Class A common stock at a cost of $19.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”).

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share annually, on its common stock. The first quarter Fiscal 2009 dividend of $0.05 per share was declared on June 17, 2008, payable to shareholders of record at the close of business on June 27, 2008, and paid on July 11, 2008. Dividends paid amounted to $5.0 million during the three months ended June 28, 2008 and $5.2 million during the three months ended June 30, 2007.

11.	Stock-based Compensation

Long-term Stock Incentive Plan

The Company’s 1997 Plan authorizes the grant of awards to participants with respect to a maximum of 26.0 million shares of the Company’s Class A common stock; however, there are limits as to the number of shares available for certain awards and to any one participant. Equity awards that may be made under the 1997 Plan include (a) stock options, (b) restricted stock and (c) restricted stock units (“RSUs”).

Impact on Results

A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	June 28,	June 30,
	2008	2007
	(millions)

Compensation expense	$(10.3)	$(10.2)

Income tax benefit	$4.0	$4.1

The Company issues its annual grant of stock-based compensation awards early in the second quarter of its fiscal year. Accordingly, there were no significant awards granted during the three months ended June 28, 2008.

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

A summary of the stock option activity under all plans during the three months ended June 28, 2008 is as follows:

Number of
Shares
(thousands)

Options outstanding at March 29, 2008	6,011
Granted	30
Exercised	(244)
Cancelled/Forfeited	(49)

Options outstanding at June 28, 2008	5,748

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

Generally, restricted stock grants vest over a five-year period of time, subject to the executive’s continuing employment. Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based RSUs generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs generally vest (a) upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals either (i) in each year of the vesting period for grants made prior to Fiscal 2008 or (ii) solely in the initial year of the vesting period for grants made in and after Fiscal 2008.

A summary of the restricted stock and RSU activity during the three months ended June 28, 2008 is as follows:

		Service-based	Performance-
	Restricted Stock	RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
		(thousands)

Nonvested at March 29, 2008	34	667	1,354
Granted	7	—	111
Vested	(1)	(102)	(616)
Cancelled	—	—	(67)

Nonvested at June 28, 2008	40	565	782

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Commitments and Contingencies

Credit Card Matter

In the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. As of the end of Fiscal 2007, the Company had recorded a total reserve of $5.0 million for this matter based on its best estimate of its potential exposure at that time. While the final settlement of this matter is pending approval by the credit card issuers, the Company’s Canadian credit card processor returned three-quarters of the funds previously escrowed to cover potential claims by the end of April 2008. Accordingly, based on the progress in this matter and the available evidence to date, the Company reversed $4.1 million of its original $5.0 million reserve into income during Fiscal 2008. The Company has also been advised that the Quebec Privacy Commission has ceased its investigation of Club Monaco in connection with this matter. The Company expects this matter to be resolved during the course of Fiscal 2009.

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

California Labor Law Litigation

On March 2, 2006, a former employee at our Club Monaco store in Los Angeles, California filed a lawsuit against the Company in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiff purported to represent a class of Club Monaco store employees who allegedly were injured by being improperly classified as exempt employees and thereby did not receive compensation for overtime and did not receive meal and rest breaks. The complaint sought an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2007, eleven former and then current employees of the Company’s Club Monaco stores in California filed a lawsuit in Los Angeles Superior Court alleging similar claims as the Club Monaco action in San Francisco. The complaint sought an unspecified amount of compensatory damages, attorney’s fees and punitive damages. The parties to these two Club Monaco litigations agreed to retain a mediator in an effort to resolve both matters and recently agreed to settle all claims involving both litigations at an aggregate cost of $1.2 million.

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave the store and being falsely imprisoned while waiting to leave the store. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We have filed a cross-claim against one of the plaintiffs for his role in allegedly assisting a former employee misappropriate Company property. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification. We believe this suit is without merit and intend at this time to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2008 10-K. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and operating income for each segment are as follows:

	Three Months Ended
	June 28,	June 30,
	2008	2007
	(millions)

Net revenues:
Wholesale	$574.5	$574.0
Retail	492.4	450.0
Licensing	46.7	46.3

Total net revenues	$1,113.6	$1,070.3

Operating income:
Wholesale	$107.4	$107.7
Retail	67.1	63.5
Licensing	24.2	21.9

	198.7	193.1
Less:
Unallocated corporate expenses	(52.1)	(47.3)

Total operating income	$146.6	$145.8

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended
	June 28,	June 30,
	2008	2007
	(millions)

Depreciation and amortization:
Wholesale	$13.9	$12.6
Retail	20.2	16.6
Licensing	0.8	3.0
Unallocated corporate expenses	11.2	10.9

Total depreciation and amortization	$46.1	$43.1

14.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended
	June 28,	June 30,
	2008	2007
	(millions)

Cash paid for interest	$1.6	$0.7

Cash paid for income taxes	$13.6	$24.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $10.1 million for the three months ended June 28, 2008 and $9.9 million for the three months ended June 30, 2007. Significant non-cash investing activities during the three months ended June 30, 2007 also included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition (each as defined and discussed in Note 5 of the Fiscal 2008 10-K). In addition, as a result of the adoption of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109” (“FIN 48”), the Company recognized a non-cash $62.5 million reduction in retained earnings as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007.

There were no other significant non-cash investing or financing activities for the three months ended June 28, 2008 or June 30, 2007.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008 (the “Fiscal 2008 10-K”). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A. “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2009 will end on March 28, 2009 and will be a 52-week period (“Fiscal 2009”). Fiscal year 2008 ended on March 29, 2008 and reflected a 52-week period (“Fiscal 2008”). In turn, the first quarter for Fiscal 2009 ended on June 28, 2008 and was a 13-week period. The first quarter for Fiscal 2008 ended on June 30, 2007 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month period ended June 28, 2008. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month periods ended June 28, 2008 and June 30, 2007.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the three-month periods ended June 28, 2008 and June 30, 2007, as well as a discussion of our financial condition and liquidity as of June 28, 2008 as compared to the end of Fiscal 2008. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in our financial condition and contractual obligations since the end of Fiscal 2008.

•	Market risk management. This section discusses any significant changes in our interest rate and foreign currency exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2008.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2008. Significant changes include those considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2008 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been issued, but which we have not yet adopted.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business (representing 57% of Fiscal 2008 net revenues) consists of wholesale-channel sales made principally to major department stores, specialty stores and golf and pro shops located throughout the U.S., Europe and Asia. Our retail business (representing 39% of Fiscal 2008 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through our retail internet site located at www.RalphLauren.com. In addition, our licensing business (representing 4% of Fiscal 2008 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 25% of our Fiscal 2008 net revenues was earned in international regions outside of the U.S. and Canada.

Our business is affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, our operating results and cash flows for the three months ended June 28, 2008 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2009.

Summary of Financial Performance

Global Economic Uncertainty

The Company’s business is dependent on consumer demand for our products. We believe that significant uncertainty and a slowdown in the U.S. macroeconomic environment negatively impacted the level of consumer spending for discretionary items during most of Fiscal 2008. Such conditions continued during the first quarter of Fiscal 2009 and began to spread to certain markets outside of the U.S., including Spain and the U.K. Despite the more challenging economic environment that affected both the Company’s wholesale customers and retail channels, we continued to experience reported revenue growth during the first quarter of Fiscal 2009. If the global macroeconomic environment continues to be weak, these worsening economic conditions could have a continuing negative effect on the Company’s sales and operating margin growth rates across all segments at least for the remainder of the current fiscal year.

See a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations included in Part I, Item 1A. “Risk Factors” in our Fiscal 2008 10-K.

Operating Results

During the first quarter of Fiscal 2009, we reported revenues of $1.114 billion, net income of $95.2 million and net income per diluted share of $0.93. This compares to revenues of $1.070 billion, net income of $88.3 million and net income per diluted share of $0.82 during the first quarter of Fiscal 2008.

Our operating performance for the three months ended June 28, 2008 was primarily driven by 4.0% revenue growth, principally due to strength in our Wholesale European business and increased global Retail store sales (both including favorable foreign currency effects), and domestic shipments of our new American Living product line. These increases were partially offset by lower wholesale sales to our traditional department and specialty store customers in the U.S. associated with the current economic environment. We also experienced an increase in gross profit percentage of 200 basis points to 57.3%, primarily due to the continued growth of our higher margin European wholesale operations and the absence of unfavorable purchase accounting effects primarily in our Retail segment. These increases were significantly offset by higher selling, general and administrative (“SG&A”) expenses attributable largely to our new business initiatives.

Net income and net income per diluted share increased during the first quarter of Fiscal 2009 as compared to the first quarter of Fiscal 2008, principally due to a $5.8 million decrease in the provision for income taxes. The decrease in the provision for income taxes was primarily driven by a 420 basis point decline in our effective tax rate.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the first quarter of Fiscal 2009 in a net cash position (total cash and cash equivalents less total debt) of $84.0 million, compared to a net debt position (total debt less total cash and cash equivalents) of $127.7 million as of the end of Fiscal 2008.

The increase in our net cash position as of June 28, 2008 as compared to a net debt position as of March 29, 2008 was primarily due to growth in operating cash flows, partially offset by our treasury stock repurchases and capital expenditures. Our short-term investments, classified in our consolidated balance sheet outside of cash and cash equivalents, increased to $157.0 million as of the end of the first quarter of Fiscal 2009, compared to $74.3 million as of the end of Fiscal 2008. Our stockholders’ equity increased to $2.484 billion as of June 28, 2008, compared to $2.390 billion as of March 29, 2008. This increase was primarily due to our higher net income and other comprehensive income during the first quarter of Fiscal 2009, offset in part by our share repurchase activity.

We generated $396.7 million of cash from operations during the three months ended June 28, 2008, compared to $280.8 million during the three months ended June 30, 2007. We used our cash availability to reinvest in our business through capital spending, to support our common stock repurchase program and to repay $196.8 million of debt that matured in May 2008 relating to our Japanese Business Acquisitions (as defined under “Recent Developments”). In particular, we spent $56.1 million for capital expenditures primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure. We also used $51.0 million to repurchase 0.8 million shares of Class A common stock.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three months ended June 28, 2008 and June 30, 2007 has been affected by acquisitions that occurred in the first quarter of Fiscal 2008 and the fourth quarter of Fiscal 2007. Specifically, the Company completed the Japanese Business Acquisitions on May 29, 2007, the Small Leathergoods Business Acquisition on April 13, 2007 and the RL Media Minority Interest Acquisition on March 28, 2007 (each as defined and discussed in Note 5 of the Fiscal 2008 10-K).

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Japanese Childrenswear and Golf Acquisition

On August 1, 2008, in connection with the transition of the Polo-branded childrenswear and golf apparel businesses in Japan from a licensed to a wholly owned operation, the Company acquired certain net assets (including certain inventory) from Naigai Co. Ltd. (“Naigai”) in exchange for a payment of approximately ¥2.5 billion (approximately $23 million as of the acquisition date) and certain other consideration (the “Japanese Childrenswear and Golf Acquisition”). Naigai was the Company’s licensee for childrenswear, golf attire and hosiery under the Polo by Ralph Lauren and Ralph Lauren brands in Japan. In conjunction with the Japanese Childrenswear and Golf Acquisition, the Company also entered into an additional 5 year licensing and design-related agreement with Naigai for Polo and Chaps-branded hosiery in Japan and a transition services agreement for the provision of a variety of operational, human resources and information systems-related services over a period of up to eighteen months from the date of the closing of the transaction.

Japanese Business Acquisitions

On May 29, 2007, the Company completed the transactions to acquire control of certain of its Japanese businesses that were formerly conducted under licensed arrangements, consistent with the Company’s long-term strategy of international expansion. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 Co., Ltd. (“Impact 21”) that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to approximately 97%. Impact 21 conducts the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a pre-existing, sub-license arrangement. In addition, the Company acquired the remaining 50% interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”), which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama and Seibu (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are herein referred to as the “Japanese Business Acquisitions.”

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. In January 2008, at an Impact 21 shareholders meeting, the Company obtained the necessary approvals to complete the process of acquiring the remaining approximately 3% of outstanding shares not exchanged as of the close of the tender offer period (the “minority squeeze-out”). In February 2008, the Company acquired approximately 1% of the remaining Impact 21 shares outstanding at an aggregate cost of $5 million. During the first quarter of Fiscal 2009, the Company completed the minority squeeze-out at an aggregate cost of approximately $9 million.

The Company funded the Japanese Business Acquisitions with available cash on-hand and ¥20.5 billion of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company repaid the borrowing by its maturity date on May 22, 2008 using $196.8 million of Impact 21’s cash on-hand acquired as part of the acquisition.

The results of operations for Impact 21, which were previously accounted for using the equity method of accounting, have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, the Company recorded within minority interest expense the amount of Impact 21’s net income allocable to the holders of the approximate 80% of the Impact 21 shares not owned by the Company prior to the closing date of the tender offer. The results of operations for PRL Japan had already been consolidated by the Company in all prior periods.

American Living

In Fiscal 2008, the Company launched American Living, a new lifestyle brand created exclusively in the U.S. for distribution by J.C. Penney Company, Inc. (“JCPenney”) through the Company’s new Global Brand Concepts (“GBC”) group. The Company began shipping related product to JCPenney in December 2007 to support the launch of this new product line. The success of American Living and the introduction of new product categories in both the U.S. and overseas may be negatively impacted during the remainder of Fiscal 2009 by ongoing economic uncertainty.

RESULTS OF OPERATIONS

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	June 28,	June 30,
	2008	2007	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,113.6	$1,070.3	$43.3	4.0%
Cost of goods sold(a)	(475.2)	(478.3)	3.1	(0.6)%

Gross profit	638.4	592.0	46.4	7.8%
Gross profit as % of net revenues	57.3%	55.3%
Selling, general and administrative expenses(a)	(486.9)	(438.5)	(48.4)	11.0%
SG&A as % of net revenues	43.7%	41.0%
Amortization of intangible assets	(4.9)	(7.7)	2.8	(36.4)%

Operating income	146.6	145.8	0.8	0.5%
Operating income as % of net revenues	13.2%	13.6%
Foreign currency gains (losses)	0.1	(1.3)	1.4	(107.7)%
Interest expense	(7.0)	(5.8)	(1.2)	20.7%
Interest and other income, net	7.2	8.2	(1.0)	(12.2)%
Equity in income (loss) of equity-method investees	(0.7)	—	(0.7)	NM
Minority interest expense	—	(1.8)	1.8	(100.0)%

Income before provision for income taxes	146.2	145.1	1.1	0.8%
Provision for income taxes	(51.0)	(56.8)	5.8	(10.2)%

Effective tax rate(b)	34.9%	39.1%
Net income	$95.2	$88.3	$6.9	7.8%

Net income per share — Basic	$0.96	$0.85	$0.11	12.9%

Net income per share — Diluted	$0.93	$0.82	$0.11	13.4%

(a)	Includes total depreciation expense of $41.2 million and $35.4 million for the three-month periods ended June 28, 2008 and June 30, 2007, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.  Net revenues increased by $43.3 million, or 4.0%, to $1.114 billion in the first quarter of Fiscal 2009 from $1.070 billion in the first quarter of Fiscal 2008. The increase was primarily driven by favorable foreign currency effects and an increase in Retail revenues. Excluding the effect of foreign currency, net revenues increased by approximately 2%. On a reported basis, Wholesale revenues increased by $0.5 million, primarily as a result of the inclusion of revenues from the newly launched American Living product line and strong performance in Europe, offset in part by decreased sales in our core domestic product lines. Retail revenues increased by $42.4 million as a result of improved comparable global retail store sales, continued store expansion and growth in RalphLauren.com sales. Licensing revenue remained relatively consistent with the comparable prior year period.

Net revenues for our three business segments are provided below:

	Three Months Ended
	June 28,	June 30,
	2008	2007	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$574.5	$574.0	$0.5	0.1%
Retail	492.4	450.0	42.4	9.4%
Licensing	46.7	46.3	0.4	0.9%

Total net revenues	$1,113.6	$1,070.3	$43.3	4.0%

Wholesale net revenues — The net increase primarily reflects:

•	an approximate net $15 million increase in our European businesses on a constant currency basis driven by increased sales in our menswear, womenswear and childrenswear product lines, partially offset by an increase in promotional activity;

•	a $14 million increase in revenues due to a favorable foreign currency effect related to the continued strengthening of the Euro in comparison to the U.S. dollar in the first quarter of Fiscal 2009; and

•	an $8 million increase in net revenues in our Japanese wholesale operations, including favorable foreign currency effects.

The above net increase was significantly offset by:

•	an aggregate $36 million net decrease in our domestic businesses primarily attributable to reduced shipments across our menswear, womenswear and childrenswear product lines as a result of the ongoing challenging U.S. retail environment (as discussed further in “Overview” section). Offsetting these decreases were the inclusion of revenues from the newly launched American Living product line and an increase in footwear sales attributable to increased door penetration.

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

The increase in retail net revenues primarily reflects:

•	a $15 million aggregate net increase in comparable full-price and factory store sales led by our European stores, including a net aggregate favorable foreign currency effect of $7 million. This net increase was driven by increases in comparable store sales as provided below:

Three Months
Ended
June 28, 2008

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	5.3%
Full-price Club Monaco store sales	2.9%
Factory store sales	3.3%
Total increase in comparable store sales as reported	3.9%

Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	2.1%
Full-price Club Monaco store sales	2.9%
Factory store sales	1.8%
Total increase in comparable store sales excluding the effect of foreign currency	2.0%

•	a $21 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of 21 stores, to a total of 317 stores, as compared to the first quarter of Fiscal 2008. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings; and

•	a $6 million, or 19.8%, increase in sales at RalphLauren.com.

Licensing revenue — The net increase primarily reflects:

•	a $3 million increase in domestic licensing royalties, primarily driven by increases in men’s personal apparel and Chaps royalties as well as the inclusion of royalties for American Living.

The above increase was significantly offset by:

•	a $1.5 million decrease in international licensing royalties; and

•	a $1 million decrease in Home licensing royalties primarily driven by continued weakness in the U.S. economy.

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

Gross profit increased by $46.4 million, or 7.8%, to $638.4 million in the first quarter of Fiscal 2009 from $592.0 million in the first quarter of Fiscal 2008. Gross profit as a percentage of net revenues increased by 200 basis points to 57.3% for the three months ended June 28, 2008 from 55.3% for the three months ended June 30, 2007, primarily driven by continued growth in our European wholesale operations which generally carry higher margins. This increase was also due to the absence of unfavorable purchase accounting effects associated with the acquisitions of the RL Media Minority Interest and the Small Leathergoods Business included in the comparable prior year period.

Gross profit as a percentage of net revenues is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net revenues to fluctuate from period to period.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $48.4 million, or 11.0%, to $486.9 million in the first quarter of Fiscal 2009 from $438.5 million in the first quarter of Fiscal 2008. The increase included approximately $11 million of unfavorable foreign currency effects, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar during the first quarter of Fiscal 2009. SG&A expenses as a percent of net revenues increased to 43.7% for the three months ended June 28, 2008 from 41.0% for the three months ended June 30, 2007. The 270 basis point increase was primarily associated with increased operating expenses related to our new business initiatives. The $48.4 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related expenses of approximately $28 million principally relating to increased selling costs associated with higher retail sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands;

•	an approximate $11 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open later in Fiscal 2009 and in Fiscal 2010; and

•	an approximate $6 million increase in depreciation expense primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $2.8 million, or 36.4%, to $4.9 million in the first quarter of Fiscal 2009 from $7.7 million in the first quarter of Fiscal 2008. The decrease was primarily due to the absence of the amortization of the licenses acquired in the Japanese Business Acquisitions, which were fully amortized by the end of Fiscal 2008. See “Recent Developments” for further discussion of the acquisitions.

Operating Income.  Operating income increased by $0.8 million, or 0.5%, to $146.6 million in the first quarter of Fiscal 2009 from $145.8 million in the first quarter of Fiscal 2008. Operating income as a percentage of revenue decreased 40 basis points, to 13.2% for the three months ended June 28, 2008 from 13.6% for the three months ended June 30, 2007. The decrease in operating income as a percentage of net revenues primarily reflected the increase in SG&A expenses due to our new business initiatives, partially offset by an increase in gross profit margin as previously discussed.

Operating income as reported for our three business segments is provided below:

	Three Months Ended
	June 28,	June 30,
	2008	2007	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$107.4	$107.7	$(0.3)	(0.3)%
Retail	67.1	63.5	3.6	5.7%
Licensing	24.2	21.9	2.3	10.5%

	198.7	193.1	5.6	2.9%
Less:
Unallocated corporate expenses	(52.1)	(47.3)	(4.8)	10.1%

Total operating income	$146.6	$145.8	$0.8	0.5%

Wholesale operating income decreased by $0.3 million primarily as a result of the net revenue decrease in our domestic businesses as well as higher SG&A expenses in support of our new product lines, including American Living. This decrease was partially offset by improved gross margin, primarily driven by continued growth in our European wholesale operations which generally carry higher margins.

Retail operating income increased by $3.6 million primarily as a result of higher revenues and the absence of unfavorable purchase accounting effects associated with the RL Media Minority Interest Acquisition included in the comparable prior year period. These increases were partially offset by higher occupancy costs and increased selling-related salaries and associated costs.

Licensing operating income increased by $2.3 million primarily due to increases in domestic licensing royalties, offset in part by net decreases in international and Home licensing royalties.

Unallocated corporate expenses increased by $4.8 million, primarily as a result of increases in compensation-related and facilities costs to support the ongoing growth of our businesses, as previously discussed under SG&A expenses.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a gain of $0.1 million in the first quarter of Fiscal 2009, compared to a loss of $1.3 million in the first quarter of Fiscal 2008. The comparable prior period loss included the $1.6 million write-off of foreign currency option contracts, entered into to manage certain foreign currency exposure associated with the Japanese Business Acquisitions, which expired unexercised. Excluding the aforementioned write-off, the foreign currency gains slightly decreased in the first quarter of Fiscal 2009 as compared to the first quarter of Fiscal 2008, primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs. Interest expense increased by $1.2 million, to $7.0 million in the first quarter of Fiscal 2009 from $5.8 million in the first quarter of Fiscal 2008. The increase is primarily due to unfavorable foreign currency effects, principally related to our outstanding Euro-denominated debt.

Interest and Other Income, net.  Interest and other income, net, decreased by $1.0 million, to $7.2 million in the first quarter of Fiscal 2009 from $8.2 million in the first quarter of Fiscal 2008. This decrease was principally driven by lower average interest rates.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $0.7 million in the first quarter of Fiscal 2009 related to certain start-up costs associated with the recently formed joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which the Company accounts for under the equity method of accounting. No equity in income (loss) was recorded in the first quarter of Fiscal 2008.

Minority Interest Expense.  Minority interest expense of $1.8 million in the first quarter of Fiscal 2008 related to the Company’s remaining 50% interest in PRL Japan, which was acquired in May 2007, and the allocation of Impact 21’s net income to the holders of the 80% interest not owned by the Company prior to the closing date of the related tender offer. No minority interest expense was recorded in the first quarter of Fiscal 2009.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $5.8 million, or 10.2%, to $51.0 million in the first quarter of Fiscal 2009 from $56.8 million in the first quarter of Fiscal 2008. This decrease was primarily due to a reduction in our reported effective tax rate of 420 basis points, to 34.9% for the three months ended June 28, 2008 from 39.1% for the three months ended June 30, 2007. The lower effective tax rate was primarily due to lower state and foreign income taxes principally relating to statutory law changes, a more favorable geographic income mix and lower permanent differences. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income.  Net income increased by $6.9 million, or 7.8%, to $95.2 million in the first quarter of Fiscal 2009 from $88.3 million in the first quarter of Fiscal 2008. The increase in net income principally related to a decrease of $5.8 million in our provision for income taxes and an increase of $0.8 million in operating income, as previously discussed.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.11, or 13.4%, to $0.93 per share in the first quarter of Fiscal 2009 from $0.82 per share in the first quarter of Fiscal 2008. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding for the three months ended June 28, 2008.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	June 28,	March 29,
	2008	2008	$ Change
	(millions)

Cash and cash equivalents	$553.8	$551.5	$2.3
Current maturities of debt	—	(206.4)	206.4
Long-term debt	(469.8)	(472.8)	3.0

Net cash (debt)(a)	$84.0	$(127.7)	$211.7

Short-term investments	$157.0	$74.3	$82.7

Stockholders’ equity	$2,484.4	$2,389.7	$94.7

(a)	“Net cash” is defined as total cash and cash equivalents less total debt and “net debt” is defined as total debt less total cash and cash equivalents.

The increase in the Company’s net cash position as of June 28, 2008 from the net debt position as of March 29, 2008 was primarily due to growth in operating cash flows, partially offset by the Company’s capital expenditures and treasury stock repurchases. During the first quarter of Fiscal 2009, the Company spent $56.1 million for capital expenditures and used $51.0 million to repurchase 0.8 million shares of Class A common stock. In addition, the Company repaid its current maturities of debt using available cash on-hand in May 2008.

The increase in the Company’s short-term investments was primarily due to excess cash generated by our European operations.

The increase in stockholders’ equity was primarily due to higher net income and other comprehensive income during the first quarter of Fiscal 2009, offset in part by an increase in treasury stock as a result of the Company’s common stock repurchase program.

Cash Flows

	Three Months Ended
	June 28,	June 30,
	2008	2007	$ Change
	(millions)

Net cash provided by operating activities	$396.7	$280.8	$115.9
Net cash used in investing activities	(145.1)	(224.9)	79.8
Net cash (used in) provided by financing activities	(244.2)	24.7	(268.9)
Effect of exchange rate changes on cash and cash equivalents	(5.1)	(1.3)	(3.8)

Net increase in cash and cash equivalents	$2.3	$79.3	$(77.0)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $396.7 million during the first quarter of Fiscal 2009, compared to $280.8 million during the first quarter of Fiscal 2008. This $115.9 million net increase in operating cash flow was primarily driven by:

•	an increase in net income before non-cash depreciation, amortization and stock-based compensation expenses;

•	improved accounts receivable cash collections in the Company’s Wholesale segment;

•	an increase in accounts payable and accrued expenses, offset in part by an increase in inventory, primarily due to seasonal factors and the Company’s new business initiatives, including American Living and dresses; and

•	a decrease in cash tax payments as compared to the first quarter of Fiscal 2008.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $145.1 million during the first quarter of Fiscal 2009, as compared to $224.9 million during the first quarter of Fiscal 2008. The net decrease in cash used in investing activities was primarily driven by:

•	a decrease in net cash used to fund the Company’s acquisitions. During the first quarter of Fiscal 2008, the Company used $179.5 million principally to fund the Japanese Business Acquisitions, net of cash acquired, and the Small Leathergoods Business Acquisition compared to the first quarter of Fiscal 2009, in which $10.6 million was used primarily to complete the minority squeeze-out related to the Japanese Business Acquisitions (see “Recent Developments” for further discussion).

The above decrease was partially offset by:

•	an increase in cash used in connection with capital expenditures. During the first quarter of Fiscal 2009, the Company spent $56.1 million for capital expenditures, as compared to $44.7 million during the first quarter of Fiscal 2008. The increase in capital expenditures is primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure; and

•	cash used to purchase investments of $83.0 million, less proceeds from sales and maturities of investments of $10.0 million, during the first quarter of Fiscal 2009. No related investment activity occurred during the first quarter of Fiscal 2008.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities was $244.2 million during the first quarter of Fiscal 2009, as compared to net cash provided by financing activities of $24.7 million during the first quarter of Fiscal 2008. The increase in net cash used in financing activities was primarily driven by:

•	the repayment of ¥20.5 billion ($196.8 million as of the repayment date) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility (the “Term Loan”) during the first quarter of Fiscal 2009. On a comparative basis, the first quarter of Fiscal 2008 included the receipt of proceeds from the Term Loan of $168.9 million as of the borrowing date.

The above increase was partially offset by:

•	a decrease in repurchases of the Company’s Class A common stock pursuant to the Company’s common stock repurchase program. Approximately 0.8 million shares of Class A common stock at a cost of $51.0 million (including approximately 0.4 million shares at a cost of $24.0 million that was traded prior to the end of Fiscal 2008 for which settlement occurred in April 2008) were repurchased during the first quarter of Fiscal 2009, as compared to approximately 1.9 million shares of Class A common stock at a cost of $187.8 million during the first quarter of Fiscal 2008.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, $450 million of availability under its credit facility, available cash and cash equivalents, investments and other financing options. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, global retail store expansion, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that the Company’s existing resources of cash will be sufficient to support its operating, capital and debt service requirements for the foreseeable future, including the finalization of acquisitions and plans for business expansion.

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no revolving credit borrowings outstanding under its credit facility as of June 28, 2008. However, as discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development.

In May 2007, the Company completed the Japanese Business Acquisitions. These transactions were funded with available cash on-hand and the ¥20.5 billion Term Loan. The Company repaid the borrowing by its maturity date on May 22, 2008 using $196.8 million of Impact 21’s cash on-hand acquired as part of the acquisition.

Common Stock Repurchase Program

In May 2008, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the three months ended June 28, 2008, 0.1 million shares of Class A common stock were repurchased by the Company at a cost of $7.9 million under its repurchase program. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. The remaining availability under the common stock repurchase program was approximately $384 million as of June 28, 2008.

In addition, during the three months ended June 28, 2008, 0.3 million shares of Class A common stock at a cost of $19.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan.

Dividends

The Company declared a quarterly dividend of $0.05 per outstanding share in the first quarter of both Fiscal 2009 and Fiscal 2008. Dividends paid amounted to $5.0 million during the three months ended June 28, 2008 and $5.2 million during the three months ended June 30, 2007.

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

As of June 28, 2008, the carrying value of the 2006 Euro Debt was $469.8 million, compared to $472.8 million as of March 29, 2008.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of June 28, 2008, there were no borrowings outstanding under the Credit Facility, but the Company was contingently liable for $23.5 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of June 28, 2008, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of the ¥20.5 billion Term Loan. This loan was made to Polo JP Acqui B.V., a wholly owned subsidiary of the Company, and was guaranteed by the Company, as well as the other subsidiaries of the Company which currently guarantee the Credit Facility. The proceeds of the Term Loan were used to finance the Japanese Business Acquisitions. Borrowings under the Term Loan bore interest at a fixed rate of 1.2%. The Company repaid the borrowing by its maturity date on May 22, 2008 using $196.8 million of Impact 21’s cash on-hand acquired as part of the acquisition. See Note 5 for further discussion of the Japanese Business Acquisitions.

Refer to Note 13 of the Fiscal 2008 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

MARKET RISK MANAGEMENT

As discussed in Note 14 to the Company’s audited consolidated financial statements included in its Fiscal 2008 10-K and Note 9 to the accompanying unaudited interim consolidated financial statements, the Company is exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business the Company employs established policies and procedures, including the use of derivative financial instruments, to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.

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

Foreign Currency Risk Management

From time to time, the Company may enter into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, other foreign currency-denominated operational obligations including payroll, rent, insurance, and benefit payments, foreign currency-denominated revenues, and interest payments. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Swiss Franc, and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

The Company’s foreign exchange risk management activities are governed by policies and procedures approved by its Audit Committee and Board of Directors. Our policies and procedures provide a framework that allows for an active approach to the management of currency exposures while ensuring the activities are conducted within established Company guidelines. Our policy includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including but not limited to authorization levels, transactional limits, and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques including a periodic review of market value and sensitivity analyses.

During the first quarter of Fiscal 2009, the Company entered into a foreign currency exchange contract with a notional value of $4.8 million hedging the foreign currency exposure related to an intercompany term loan provided by Polo Fin B.V. to Polo JP Acqui B.V. in connection with the Japanese Business Acquisitions minority squeeze-out, as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements. This contract, which hedged the foreign currency exposure related to a Yen-denominated payment during the first quarter of Fiscal 2009, did not qualify under FAS 133 for hedge accounting treatment. No related material gains or losses were recognized during the three months ended June 28, 2008.

As of June 28, 2008, other than the aforementioned foreign exchange contract executed during the three months ended June 28, 2008, there have been no other significant changes in the Company’s interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures. While the U.S. dollar continued to remain weak against most other major currencies since the end of Fiscal 2008, the Company seeks to mitigate its exposure to any changes through its hedging programs.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2008 10-K. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of the Company’s critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2008 10-K. The following discussion only is intended to update the Company’s critical accounting policies for any significant changes in policy implemented during the first quarter of Fiscal 2009.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157” or the “Standard”). FAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements through a three-level valuation hierarchy. The Company adopted the provisions of FAS 157 for all of its financial assets and liabilities within the Standard’s scope as of the beginning of Fiscal 2009 (March 30, 2008). The Company uses judgment in the determination of the applicable level within the hierarchy of a particular asset or liability when evaluating the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). See Notes 4 and 9 to the accompanying unaudited interim consolidated financial statements for further discussion of the effect of this accounting change on the Company’s consolidated financial statements.

Other than the aforementioned change in fair value accounting, there have been no other significant changes in the application of critical accounting policies since March 29, 2008.

Recently Issued Accounting Standards

See Note 4 to the accompanying unaudited interim consolidated financial statements for a description of certain accounting standards the Company is not yet required to adopt which may impact its results of operations and/or financial condition in future reporting periods.

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

As of June 28, 2008, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 28, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008. The following is a summary of recent litigation developments.

In the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. As of the end of Fiscal 2007, the Company had recorded a total reserve of $5.0 million for this matter based on its best estimate of its potential exposure at that time. While the final settlement of this matter is pending approval by the credit card issuers, the Company’s Canadian credit card processor returned three-quarters of the funds previously escrowed to cover potential claims by the end of April 2008. Accordingly, based on the progress in this matter and the available evidence to date, the Company reversed $4.1 million of its original $5.0 million reserve into income during Fiscal 2008. The Company has also been advised that the Quebec Privacy Commission has ceased its investigation of Club Monaco in connection with this matter. The Company expects this matter to be resolved during the course of Fiscal 2009.

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

On March 2, 2006, a former employee at our Club Monaco store in Los Angeles, California filed a lawsuit against the Company in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiff purported to represent a class of Club Monaco store employees who allegedly were injured by being improperly classified as exempt employees and thereby did not receive compensation for overtime and did not receive meal and rest breaks. The complaint sought an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2007, eleven former and then current employees of the Company’s Club Monaco stores in California filed a lawsuit in Los Angeles Superior Court alleging similar claims as the Club Monaco action in San Francisco. The complaint sought an unspecified amount of compensatory damages, attorney’s fees and punitive damages. The parties to these two Club Monaco litigations agreed to retain a mediator in an effort to resolve both matters and recently agreed to settle all claims involving both litigations at an aggregate cost of $1.2 million.

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave the store and being falsely imprisoned while waiting to leave the store. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We have filed a cross-claim against one of the plaintiffs for his role in allegedly assisting a former employee misappropriate Company property. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification. We believe this suit is without merit and intend at this time to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

Our Annual Report on Form 10-K for the fiscal year ended March 29, 2008 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. There are no material changes to the risk factors previously disclosed, nor have we identified any previously undisclosed risks that could materially adversely affect our business, our operating results, or our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended June 28, 2008.

			Total Number of	Maximum Number
		Average	Shares Purchased	(or Approximate Dollar Value)
		Price	as Part of Publicly	of Shares that may yet be
	Total Number of	Paid per	Announced Plans	Purchased Under the Plans
	Shares Purchased(1)	Share	or Programs(1)	of Programs
				(millions)
March 30, 2008 to April 26, 2008	136,500	$57.74	136,500	$134
April 27, 2008 to May 24, 2008	—	—	—	384
May 25, 2008 to June 28, 2008	290,345(2)	65.87	—	384

	426,845		136,500

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A common stock repurchase program. In May 2008, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date. During the fiscal quarter ended June 28, 2008, shares were repurchased under the existing $250 million program and an earlier $250 million program.

(2)	Represents shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

Item 5.	Other Information.

At the Company’s annual meeting of stockholders held on August 7, 2008, Mr. Frank A. Bennack, Jr. and Mr. Joel L. Fleishman were elected as Class A directors and Mr. Ralph Lauren, Mr. Roger N. Farah, Ms. Jackwyn L. Nemerov, Mr. John R. Alchin, Mr. Arnold H. Aronson, Dr. Joyce F. Brown, Ms. Judith A. McHale, Mr. Steven P. Murphy and Mr. Robert C. Wright were elected as Class B directors, to hold office until the 2009 annual meeting of stockholders or until his or her successor is duly elected and qualified.

Prior to the meeting, Mr. Terry S. Semel withdrew his nomination for election as a Class A director. In connection with such withdrawal, the board of directors determined to fix the board at 11, rather than 12, directors, and following the Company’s annual meeting of stockholders, the remaining two Class A directors designated Mr. Steven P. Murphy as a third Class A director.

The stockholders of the Company also ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 28, 2009.

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

Date: August 7, 2008