Form 10-Q
period 2008-09-27
POLO RALPH LAUREN CORP
filed 2008-11-06
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2008
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

At October 31, 2008, 55,423,210 shares of the registrant’s Class A common stock, $.01 par value, and 43,280,021 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 27,	March 29,
	2008	2008
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$417.6	$551.5
Short-term investments	92.3	74.3
Accounts receivable, net of allowances of $181.1 million and $172.0 million	531.1	508.4
Inventories	619.3	514.9
Deferred tax assets	80.3	76.6
Prepaid expenses and other	125.9	167.8

Total current assets	1,866.5	1,893.5
Property and equipment, net	692.4	709.9
Deferred tax assets	113.5	116.9
Goodwill	962.0	975.1
Intangible assets, net	350.8	349.3
Other assets	291.0	320.8

Total assets	$4,276.2	$4,365.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221.3	$205.7
Income tax payable	46.4	28.8
Accrued expenses and other	467.4	467.7
Current maturities of debt	—	206.4

Total current liabilities	735.1	908.6
Long-term debt	439.2	472.8
Non-current liability for unrecognized tax benefits	157.7	155.2
Other non-current liabilities	418.8	439.2

Commitments and contingencies (Note 13)
Total liabilities	1,750.8	1,975.8

Stockholders’ equity:
Class A common stock, par value $.01 per share; 71.8 million and 70.5 million shares issued; 55.4 million and 56.2 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	1,066.3	1,017.6
Retained earnings	2,325.5	2,079.3
Treasury stock, Class A, at cost (16.4 million and 14.3 million shares)	(966.2)	(820.9)
Accumulated other comprehensive income (loss)	98.7	112.6

Total stockholders’ equity	2,525.4	2,389.7

Total liabilities and stockholders’ equity	$4,276.2	$4,365.5

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(millions, except per share data)
	(unaudited)

Net sales	$1,376.8	$1,245.8	$2,443.7	$2,269.8
Licensing revenue	52.1	53.3	98.7	99.6

Net revenues	1,428.9	1,299.1	2,542.4	2,369.4
Cost of goods sold(a)	(640.7)	(603.9)	(1,115.8)	(1,082.2)

Gross profit	788.2	695.2	1,426.6	1,287.2

Other costs and expenses:
Selling, general and administrative expenses(a)	(533.2)	(488.2)	(1,020.1)	(926.7)
Amortization of intangible assets	(5.0)	(14.4)	(9.9)	(22.1)
Impairment of assets	(7.1)	—	(7.1)	—

Total other costs and expenses	(545.3)	(502.6)	(1,037.1)	(948.8)

Operating income	242.9	192.6	389.5	338.4
Foreign currency gains (losses)	2.7	(0.9)	2.9	(2.2)
Interest expense	(6.1)	(6.2)	(13.1)	(12.0)
Interest and other income, net	5.9	5.5	13.1	13.7
Equity in income (loss) of equity-method investees	(0.8)	(0.6)	(1.6)	(0.6)
Minority interest expense	—	(0.1)	—	(1.9)

Income before provision for income taxes	244.6	190.3	390.8	335.4
Provision for income taxes	(83.6)	(75.0)	(134.6)	(131.8)

Net income	$161.0	$115.3	$256.2	$203.6

Net income per common share:
Basic	$1.62	$1.12	$2.58	$1.97

Diluted	$1.58	$1.09	$2.51	$1.92

Weighted average common shares outstanding:
Basic	99.3	102.6	99.4	103.3

Diluted	101.8	105.4	102.0	106.3

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

(a)Includes total depreciation expense of:	$(42.0)	$(37.1)	$(83.2)	$(72.5)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 27,	September 29,
	2008	2007
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$256.2	$203.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	93.1	94.6
Deferred income tax expense (benefit)	(4.2)	0.9
Minority interest expense	—	1.9
Equity in (income) loss of equity-method investees, net of dividends received	1.6	0.6
Non-cash stock compensation expense	22.6	29.5
Non-cash impairment of assets	7.1	—
Non-cash provision for bad debt expense	3.7	0.9
Non-cash foreign currency (gains) losses	(0.9)	1.0
Non-cash litigation-related charges, net	5.6	—
Changes in operating assets and liabilities:
Accounts receivable	(34.9)	(46.2)
Inventories	(102.9)	(45.4)
Accounts payable and accrued liabilities	102.9	(28.0)
Deferred income liabilities	(9.4)	0.7
Other balance sheet changes	47.5	40.1

Net cash provided by operating activities	388.0	254.2

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(43.5)	(181.7)
Purchases of investments	(162.5)	—
Proceeds from sales and maturities of investments	146.5	—
Capital expenditures	(85.3)	(93.1)
Cash deposits restricted in connection with taxes	(5.1)	(13.5)

Net cash used in investing activities	(149.9)	(288.3)

Cash flows from financing activities:
Proceeds from issuance of debt	—	168.9
Repayment of debt	(196.8)	—
Debt issuance costs	—	(0.3)
Payments of capital lease obligations	(3.7)	(2.6)
Payments of dividends	(10.0)	(10.3)
Repurchases of common stock, including shares surrendered for tax withholdings	(169.3)	(290.4)
Proceeds from exercise of stock options	18.4	28.7
Excess tax benefits from stock-based compensation arrangements	7.7	29.5

Net cash used in financing activities	(353.7)	(76.5)

Effect of exchange rate changes on cash and cash equivalents	(18.3)	19.7

Net decrease in cash and cash equivalents	(133.9)	(90.9)
Cash and cash equivalents at beginning of period	551.5	563.9

Cash and cash equivalents at end of period	$417.6	$473.0

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

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the U.S., Europe and Asia. The Company also sells directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through its retail internet sites located at www.RalphLauren.com and www.Rugby.com. In addition, the Company often licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

2.	Basis of Presentation

Interim Financial Statements

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim consolidated financial statements are unaudited. In the opinion of management, however, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

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

Basis of Consolidation

The unaudited interim consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The unaudited interim consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP.

All significant intercompany balances and transactions have been eliminated in consolidation.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2009 will end on March 28, 2009 and will be a 52-week period (“Fiscal 2009”). Fiscal year 2008 ended on March 29, 2008 and reflected a 52-week period (“Fiscal 2008”). In turn, the second quarter for Fiscal 2009 ended on September 27, 2008 and was a 13-week period. The second quarter for Fiscal 2008 ended on September 29, 2007 and was also a 13-week period.

The financial position and operating results of the Company’s consolidated Polo Ralph Lauren Japan Corporation (“PRL Japan”) and Impact 21 Co., Ltd. (“Impact 21”) entities located in Japan are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month and six-month periods ended September 27, 2008 and September 29, 2007 include the operating results of PRL Japan and Impact 21 for the three-month and six-month periods ended August 31, 2008 and August 31, 2007, respectively. The net effect of this reporting lag is not material to the unaudited interim consolidated financial statements.

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

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and six-month periods ended September 27, 2008 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2009.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company’s retail internet sites known as RalphLauren.com and Rugby.com is recognized upon delivery and receipt of the shipment by its customers. Such revenue also is reduced by an estimate of returns.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(millions)

Basic	99.3	102.6	99.4	103.3
Dilutive effect of stock options, restricted stock and restricted stock units	2.5	2.8	2.6	3.0

Diluted shares	101.8	105.4	102.0	106.3

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Such performance-based restricted stock units only are included in the computation of diluted shares to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 27, 2008 and September 29, 2007, approximately 2.2 million of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of service and performance-based restricted stock units were excluded from the diluted share calculations.

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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(millions)

Beginning reserve balance	$152.8	$127.9	$161.1	$129.4
Amount charged against revenue to increase reserve	134.7	140.4	230.6	234.6
Amount credited against customer accounts to decrease reserve	(115.4)	(118.7)	(219.3)	(214.9)
Foreign currency translation	(4.7)	2.0	(5.0)	2.5

Ending reserve balance	$167.4	$151.6	$167.4	$151.6

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

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(millions)

Beginning reserve balance	$10.9	$8.6	$10.9	$8.7
Amount charged to expense to increase reserve	3.4	0.7	3.7	0.9
Amount written off against customer accounts to decrease reserve	(0.1)	(0.5)	(0.4)	(1.0)
Foreign currency translation	(0.5)	0.2	(0.5)	0.4

Ending reserve balance	$13.7	$9.0	$13.7	$9.0

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Europe and Asia and extends credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has seven key department-store customers that generate significant sales volume. For Fiscal 2008, these customers contributed approximately 50% of all wholesale revenues. Further, as of September 27, 2008, these customers represented approximately 40% of gross accounts receivable.

4.	Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157” or the “Standard”). FAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements. The Company adopted the provisions of FAS 157 for all of its financial assets and liabilities within the Standard’s scope as of the beginning of Fiscal 2009 (March 30, 2008). FAS 157 will become effective for all nonfinancial assets and liabilities of the Company within the scope of FAS 157 as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of the provisions of FAS 157 effective during Fiscal 2009 did not have a significant impact on the Company’s consolidated financial statements. The Company is in the process of evaluating the impact of the provisions of FAS 157 to be adopted in Fiscal 2010. Refer to Note 10 for further discussion on the impact of adoption on the Company’s consolidated financial statements.

Other Recently Issued Accounting Standards

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”) to provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company as of the fourth quarter of Fiscal 2009. The implementation of FAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FAS No. 115” (“FAS 159”). FAS 159 permits companies to choose to measure, on an instrument-by-instrument basis, financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option is elected will be recognized in earnings at each subsequent reporting date. The Company did not elect the fair value option for any of its financial assets or financial liabilities upon adoption of FAS 159 in the beginning of Fiscal 2009. Therefore, the initial application of FAS 159 did not have a material effect on the Company’s consolidated financial statements.

5.	Acquisitions and Joint Ventures

Fiscal 2009 Transactions

Japanese Childrenswear and Golf Acquisition

On August 1, 2008, in connection with the transition of the Polo-branded childrenswear and golf apparel businesses in Japan from a licensed to a wholly owned operation, the Company acquired certain net assets (including certain inventory) from Naigai Co. Ltd. (“Naigai”) in exchange for a payment of approximately ¥2.8 billion (approximately $26 million as of the acquisition date) and certain other consideration (the “Japanese Childrenswear and Golf Acquisition”). Naigai was the Company’s licensee for childrenswear, golf apparel and hosiery under the Polo by Ralph Lauren and Ralph Lauren brands in Japan. In conjunction with the Japanese Childrenswear and Golf Acquisition, the Company also entered into an additional 5-year licensing and design-related agreement with Naigai for Polo and Chaps-branded hosiery in Japan and a transition services agreement for the provision of a variety of operational, human resources and information systems-related services over a period of up to eighteen months from the date of the closing of the transaction.

The Company accounted for the Japanese Childrenswear and Golf Acquisition as an asset purchase during the second quarter of Fiscal 2009. Based on preliminary valuation analyses prepared by an independent valuation firm, the Company allocated all of the consideration exchanged in the Japanese Childrenswear and Golf Acquisition to the net assets acquired in connection with the transaction. No settlement loss associated with any pre-existing relationships was recognized. The acquisition cost of $28 million (including transaction costs of approximately $2 million) has been allocated on a preliminary basis to the net assets acquired based on their respective fair values as follows: inventory of $16 million; customer relationship intangible asset of $13 million; and other net liabilities of $1 million. The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. As a result, the estimated purchase price allocation is subject to change.

Fiscal 2008 Transactions

Japanese Business Acquisitions

On May 29, 2007, the Company completed the transactions to acquire control of certain of its Japanese businesses that were formerly conducted under licensed arrangements, consistent with the Company’s long-term

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

strategy of international expansion. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to approximately 97%. Impact 21 previously conducted the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a pre-existing, sub-license arrangement. In addition, the Company acquired the remaining 50% interest in PRL Japan, which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama Co. Ltd and its affiliates (“Onward Kashiyama”) and The Seibu Department Stores, Ltd (“Seibu”) (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are herein referred to as the “Japanese Business Acquisitions.”

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

6.	Inventories

Inventories consist of the following:

	September 27,	March 29,	September 29,
	2008	2008	2007
	(millions)

Raw materials	$6.0	$6.7	$5.6
Work-in-process	0.4	1.7	0.5
Finished goods	612.9	506.5	629.6

Total inventory	$619.3	$514.9	$635.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Impairment of Assets

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

During the second quarter of Fiscal 2009, the Company recorded an aggregate $7.1 million impairment charge to reduce the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. The charge included a $3.7 million write-down of capitalized software costs associated with the Company’s Wholesale segment that will not be utilized over the intended service period, as well as a $3.4 million write-down associated with lower-than-expected store performance largely related to the Company’s Club Monaco retail business due in part to the current economic downturn.

8.	Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and six-month periods ended September 27, 2008 is presented below:

	Three Months	Six Months
	Ended	Ended
	September 27,	September 27,
	2008	2008
	(millions)

Unrecognized tax benefits beginning balance	$119.2	$117.5
Additions (reductions) related to current period tax positions	1.4	3.3
Additions (reductions) related to prior periods tax positions	9.1	9.1
Additions (reductions) related to settlements with taxing authorities	(5.6)	(5.6)
Additions (reductions) charged to cumulative translation adjustment	(2.3)	(2.5)

Unrecognized tax benefits ending balance	$121.8	$121.8

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and six-month periods ended September 27, 2008 is presented below:

	Three Months	Six Months
	Ended	Ended
	September 27,	September 27,
	2008	2008
	(millions)

Accrued interest and penalties beginning balance	$50.3	$48.0
Additions (reductions) charged to expense	4.8	7.1
Additions (reductions) related to settlements with taxing authorities	(7.5)	(7.5)
Additions (reductions) charged to cumulative translation adjustment	(0.5)	(0.5)

Accrued interest and penalties ending balance	$47.1	$47.1

The total amount of unrecognized tax benefits, including interest and penalties, was $168.9 million as of September 27, 2008, and was comprised of $11.2 million included within accrued expenses and other and $157.7 million included within non-current liability for unrecognized tax benefits in the consolidated balance sheet.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $123.5 million as of September 27, 2008.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $35 million during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2000.

9.	Debt

Euro Debt

The Company has outstanding approximately €300 million principal amount of 4.5% notes due October 4, 2013 (the “2006 Euro Debt”). The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest. The indenture to the 2006 Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of September 27, 2008, the carrying value of the 2006 Euro Debt was $439.2 million, compared to $472.8 million as of March 29, 2008.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of September 27, 2008, there were no borrowings outstanding under the Credit Facility, and the Company was contingently liable for $19.3 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of September 27, 2008, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

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

Refer to Note 13 of the Fiscal 2008 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

10.	Financial Instruments

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

September 27, 2008(a)
(millions)

Financial assets carried at fair value:
Derivative financial instruments	$10.5
Auction rate securities	2.4

Total	$12.9

Financial liabilities carried at fair value:
Derivative financial instruments	$5.6

Total	$5.6

(a)	Based on level 2 measurements.

Derivative financial instruments designated as cash flow hedges are recorded at fair value in the Company’s consolidated balance sheets and, to the extent these instruments are highly effective at reducing the risk associated with the exposure being hedged, the related unrealized gains or losses are deferred in stockholders’ equity as a

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of accumulated other comprehensive income. The Company’s derivative financial instruments are valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. The Company’s derivative financial instruments have been classified as Level 2 assets or liabilities as of September 27, 2008.

The Company’s auction rate securities are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets, with unrealized gains and losses deferred in stockholders’ equity as a component of accumulated other comprehensive income. As a result of current market conditions, third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recently successful traded securities, and the total principal balance of each security. Auction rate securities have been classified as Level 2 assets as of September 27, 2008.

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

The following table summarizes the Company’s outstanding derivative instruments as of September 27, 2008:

					Balance	Asset	Balance	(Liability)
	Hedge		Notional	Fair	Sheet	Carrying	Sheet	Carrying
Instrument(a)	Type(b)	Hedged Item	Amount	Value	Location(c)	Value	Location(c)	Value
			(millions)

Forward Sale Contracts	CF	USD inventory purchases by euro-functional sub	$302.0	$2.6	PP	$5.9	AE	$(3.3)
Forward Sale Contracts	CF	Euro royalty payments	45.4	2.3	PP	2.3	—	—
Forward Sale Contracts	CF	Yen royalty payments	24.8	0.3	PP	0.4	AE	(0.1)
Forward Sale Contracts	UN	USD inventory purchases by yen-functional sub	14.5	0.6	PP	0.6	—	—
Forward Sale Contracts	UN	GBP-denominated revenues	22.2	0.7	PP	0.7	—	—
Forward Purchase Contracts	CF	Euro interest payment	19.2	0.5	PP	0.5	—	—
Forward Purchase Contracts	CF	Euro marketing contributions	8.1	(0.4)	—	—	AE	(0.4)
Forward Purchase Contracts	CF	Euro inventory purchases	31.5	(1.6)	—	—	AE	(1.6)
Forward Purchase Contracts	CF	Swiss franc obligations	15.9	(0.1)	—	—	AE	(0.1)
Forward Sale Contracts	UN	Other contracts	6.7	—	PP	0.1	AE	(0.1)
Euro Debt	NI	Euro net investment	381.2	(376.4)	—	—	LTD	(439.2)

			$871.5	$(371.5)		$10.5		$(444.8)

(a)	Forward Sale Contracts = Forward exchange contracts for sale of foreign currencies; Forward Purchase Contracts = Forward exchange contracts for purchase of foreign currencies; Euro Debt = €300 million principal notes due October 2013.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	CF = Cash flow hedge; UN = Undesignated hedge; NI = Net investment hedge.

(c)	PP = Prepaid expenses and other; AE = Accrued expenses and other; LTD = Long-term debt.

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

The Company reclassified from accumulated other comprehensive income into earnings a net loss on foreign currency exchange contracts of approximately $3.6 million and $4.5 million during the three-month and six-month periods ended September 27, 2008, respectively, and a net loss of $0.9 million and $0.3 million during the three-month and six-month periods ended September 29, 2007, respectively. These amounts represented the effective portion of losses and gains on derivative instruments qualifying as cash flow hedges. No material gains or losses relating to ineffective hedges were recognized during the three-month and six-month periods ended September 27, 2008. The Company recognized a loss in earnings of $1.0 million related to ineffective hedges during the three-month and six-month periods ended September 29, 2007.

Forward Foreign Currency Exchange Contracts — Other

During the first quarter of Fiscal 2009, the Company entered into a foreign currency exchange contract with a notional value of $4.8 million hedging the foreign currency exposure related to an intercompany term loan provided by Polo Fin B.V. to Polo JP Acqui B.V. in connection with the Japanese Business Acquisitions minority squeeze-out, as discussed in Note 5. This contract, which hedged the foreign currency exposure related to a Yen-denominated payment during the first quarter of Fiscal 2009, did not qualify under FAS 133 for hedge accounting treatment. No related material gains or losses were recognized during the three-month or six-month periods ended September 27, 2008.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not exercise the contracts and, as a result, recognized a loss of $1.6 million during the six months ended September 29, 2007.

11.	Stockholders’ Equity

Summary of Changes in Stockholders’ Equity

	Six Months Ended
	September 27,	September 29,
	2008	2007
	(millions)

Balance at beginning of period	$2,389.7	$2,334.9
Cumulative effect of adopting FIN 48	—	(62.5)
Comprehensive income:
Net income	256.2	203.6
Foreign currency translation adjustments	(52.8)	52.1
Net realized and unrealized gains (losses) on derivative financial instruments	38.6	(22.2)
Net unrealized gains on available-for-sale investments	0.3	—

Total comprehensive income	242.3	233.5

Cash dividends declared	(10.0)	(10.3)
Repurchases of common stock	(145.3)	(340.4)
Shares issued and equity grants made pursuant to stock compensation plans	48.7	87.6

Balance at end of period	$2,525.4	$2,242.8

Common Stock Repurchase Program

In May 2008, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the six months ended September 27, 2008, 1.8 million shares of Class A common stock were repurchased by the Company at a cost of $126.2 million under its repurchase program. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. The remaining availability under the common stock repurchase program was approximately $266 million as of September 27, 2008.

In addition, during the six months ended September 27, 2008, 0.3 million shares of Class A common stock at a cost of $19.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”).

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share annually, on its common stock. The second quarter Fiscal 2009 dividend of $0.05 per share was declared on September 16, 2008, payable to shareholders of record at the close of business on September 26, 2008,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and paid on October 10, 2008. Dividends paid amounted to $10.0 million during the six months ended September 27, 2008 and $10.3 million during the six months ended September 29, 2007.

12.	Stock-based Compensation

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

Impact on Results

The Company granted its Fiscal 2009 annual stock-based compensation awards in the second quarter of Fiscal 2009. Due to the timing of grants of stock-based compensation awards, stock-based compensation cost recognized during the three-month and six-month periods ended September 27, 2008 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2009.

A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(millions)

Compensation expense	$(12.3)	$(19.3)	$(22.6)	$(29.5)

Income tax benefit	$4.5	$7.8	$8.3	$11.9

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the six months ended September 27, 2008 and September 29, 2007 were as follows:

	Six Months Ended
	September 27,	September 29,
	2008	2007

Expected term (years)	4.3	4.8
Expected volatility	31.8%	29.9%
Expected dividend yield	0.29%	0.26%
Risk-free interest rate	3.1%	4.7%
Weighted-average option grant date fair value	$17.41	$33.32

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity under all plans during the six months ended September 27, 2008 is as follows:

Number of
Shares
(thousands)

Options outstanding at March 29, 2008	6,011
Granted	825
Exercised	(600)
Cancelled/Forfeited	(85)

Options outstanding at September 27, 2008	6,151

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The Company’s weighted-average grant date fair values of restricted stock shares and RSUs granted during the six months ended September 27, 2008 and September 29, 2007 were as follows:

	Six Months Ended
	September 27,	September 29,
	2008	2007

Weighted-average grant date fair value of restricted stock	$59.22	$87.85
Weighted-average grant date fair value of service-based RSUs	64.73	100.56
Weighted-average grant date fair value of performance-based RSUs	57.59	87.19

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restricted stock and RSU activity during the six months ended September 27, 2008 is as follows:

		Service-based	Performance-
	Restricted Stock	RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
		(thousands)

Nonvested at March 29, 2008	34	667	1,354
Granted	7	175	529
Vested	(1)	(102)	(616)
Cancelled	(1)	—	(91)

Nonvested at September 27, 2008	39	740	1,176

13.	Commitments and Contingencies

Credit Card Matter

In the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. As of the end of Fiscal 2007, the Company had recorded a total reserve of $5.0 million for this matter based on its best estimate of its potential exposure at that time. In October 2008, the Company was notified that this matter had been fully resolved. The Company’s aggregate losses in this matter were less than $0.4 million. The Company reversed $4.1 million of its original $5.0 million reserve into income during Fiscal 2008 based on favorable developments in this matter at that point, and the remaining $0.5 million excess reserve was reversed into income during the second quarter of Fiscal 2009.

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

California Labor Law Litigation

On March 2, 2006, a former employee at our Club Monaco store in Los Angeles, California filed a lawsuit against the Company in the San Francisco Superior Court alleging violations of California wage and hour laws. The

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plaintiff purported to represent a class of Club Monaco store employees who allegedly were injured by being improperly classified as exempt employees and thereby did not receive compensation for overtime and did not receive meal and rest breaks. The complaint sought an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2007, eleven former and then current employees of the Company’s Club Monaco stores in California filed a lawsuit in Los Angeles Superior Court alleging similar claims as the Club Monaco action in San Francisco. The complaint sought an unspecified amount of compensatory damages, attorneys’ fees and punitive damages. The parties to these two Club Monaco litigations agreed to retain a mediator in an effort to resolve both matters and recently agreed to settle all claims involving both litigations at an aggregate cost of $1.2 million.

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave the store and being falsely imprisoned while waiting to leave the store. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We have filed a cross-claim against one of the plaintiffs for his role in allegedly assisting a former employee to misappropriate Company property. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification. We believe this suit is without merit and intend at this time to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company recently commenced mediation proceedings and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties. The terms of the final settlement remain subject to court approval. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009.

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

The Company has three reportable segments based on its business activities and organization: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wholesale segment consists of women’s, men’s and children’s apparel, accessories and related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned and licensed retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its full-price and factory stores, as well as RalphLauren.com and Rugby.com, its e-commerce websites. The stores and websites sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

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

Net revenues and operating income for each segment are as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(millions)

Net revenues:
Wholesale	$846.2	$771.8	$1,420.7	$1,345.8
Retail	530.6	474.0	1,023.0	924.0
Licensing	52.1	53.3	98.7	99.6

Total net revenues	$1,428.9	$1,299.1	$2,542.4	$2,369.4

Operating income:
Wholesale	$211.7	$175.6	$319.1	$283.4
Retail	57.4	52.4	124.5	115.9
Licensing	26.8	22.7	51.0	44.6

	295.9	250.7	494.6	443.9
Less:
Unallocated corporate expenses	(53.0)	(58.1)	(105.1)	(105.5)

Total operating income	$242.9	$192.6	$389.5	$338.4

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(millions)

Depreciation and amortization:
Wholesale	$14.4	$16.6	$28.5	$29.3
Retail	20.3	17.5	40.3	34.0
Licensing	0.8	6.4	1.6	9.5
Unallocated corporate expenses	11.5	11.0	22.7	21.8

Total depreciation and amortization	$47.0	$51.5	$93.1	$94.6

15.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(millions)

Cash paid for interest	$0.6	$1.3	$2.2	$2.0

Cash paid for income taxes	$65.9	$102.6	$79.5	$126.7

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $17.0 million for the six months ended September 27, 2008 and $11.6 million for the six months ended September 29, 2007. Significant non-cash investing activities during the six months ended September 27, 2008 also included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Childrenswear and Golf Acquisition (see Note 5 for further discussion). Significant non-cash investing activities during the six months ended September 29, 2007 included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition (each as defined and discussed in Note 5 of the Fiscal 2008 10-K).

Significant non-cash financing activities during the six months ended September 29, 2007 included the Company’s repurchase of 0.6 million shares of Class A common stock at a cost of $50.0 million that were traded prior to the end of the period for which settlement occurred in October 2007. In addition, as a result of the adoption of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109” (“FIN 48”), the Company recognized a non-cash $62.5 million reduction in retained earnings as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007.

There were no other significant non-cash investing or financing activities for the six months ended September 27, 2008 or September 29, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to expand internationally;

•	the impact of the global credit crisis on the ability of our customers, suppliers and vendors to access sources of liquidity;

•	the impact of the significant downturn in the global economy on consumer purchases of premium lifestyle products that we offer for sale;

•	our plans to open new retail stores;

•	our ability to make certain strategic acquisitions of certain selected licenses held by our licensees;

•	our intention to introduce new products or enter into new alliances;

•	anticipated effective tax rates in future years;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability; and

•	our efforts to improve the efficiency of our distribution system.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008 (the “Fiscal 2008 10-K”) and in Part II, Item 1A. “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2009 will end on March 28, 2009 and will be a 52-week period (“Fiscal 2009”). Fiscal year 2008 ended on March 29, 2008 and reflected a 52-week period (“Fiscal 2008”). In turn, the second quarter for Fiscal 2009 ended on September 27, 2008 and was a 13-week period. The second quarter for Fiscal 2008 ended on September 29, 2007 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and six-month periods ended September 27, 2008. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and six-month periods ended September 27, 2008 and September 29, 2007.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six-month periods ended September 27, 2008 and September 29, 2007, as well as a discussion of our financial condition and liquidity as of September 27, 2008 as compared to the end of Fiscal 2008. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in our financial condition and contractual obligations since the end of Fiscal 2008.

•	Market risk management. This section discusses any significant changes in our interest rate and foreign currency exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2008.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2008. Significant changes include those considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2008 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been issued, but which we have not yet adopted.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business (representing 57% of Fiscal 2008 net revenues) consists of wholesale-channel sales made principally to major department stores, specialty stores and golf and pro shops located throughout the U.S., Europe and Asia. Our retail business (representing 39% of Fiscal 2008 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through our retail internet sites located at www.RalphLauren.com and www.Rugby.com. In addition, our licensing business (representing 4% of Fiscal 2008 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 25% of our Fiscal 2008 net revenues was earned in international regions outside of the U.S. and Canada.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, our operating results for the three-month and six-month periods ended September 27, 2008, and our cash flows for the six-month period ended September 27, 2008 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2009.

Summary of Financial Performance

Global Economic Developments

Over the course of the past year, the global economic environment has deteriorated significantly and has evolved into what is commonly called a “global credit crisis.” Negative developments include declining values in real estate, restricted criteria for obtaining credit and capital, liquidity concerns over major financial institutions, and recent significant declines and volatility in our global financial markets. In response to these unprecedented market conditions, on October 3, 2008, the U.S. enacted the Emergency Economic Stabilization Act of 2008, with an objective to promote the stability of the U.S. financial system. Many international countries have taken similar measures to stabilize the state of their local financial systems, including those located in Europe and Asia. Notwithstanding these measures, consumer confidence in the U.S. as measured by the Conference Board reached an all-time low in October 2008.

We believe that the global economic uncertainty and credit crisis have negatively impacted the level of consumer spending for discretionary items over the course of the past year and through October 2008. This has affected our business as it is highly dependent on consumer demand for our products. Despite the more challenging economic environment that affected both the Company’s wholesale customers and retail channels, we continued to experience reported revenue growth during the first half of Fiscal 2009. However, in October 2008, our Retail segment began to experience much softer revenue performance due in a large part to a drop-off in sales in our retail stores. If the global macroeconomic environment continues to be weak, these worsening economic conditions will likely have a negative effect on the Company’s sales and operating margin growth rates across all segments for at least the remainder of the current fiscal year.

See a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations included in Part I, Item 1A. “Risk Factors” in our Fiscal 2008 10-K and in Part II, Item 1A. “Risk Factors” in this Form 10-Q.

Operating Results

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

During the second quarter of Fiscal 2009, we reported revenues of $1.429 billion, net income of $161.0 million and net income per diluted share of $1.58. This compares to revenues of $1.299 billion, net income of $115.3 million and net income per diluted share of $1.09 during the second quarter of Fiscal 2008.

Our operating performance for the three months ended September 27, 2008 was primarily driven by 10.0% revenue growth, principally due to strength in our European Wholesale business, domestic shipments of our new American Living product line, increased global Retail sales, and favorable foreign currency effects. These increases were partially offset by lower wholesale sales to our traditional department and specialty store customers in the U.S. associated with the current negative economic environment. We also experienced an increase in gross profit percentage of 170 basis points to 55.2%, primarily due to the continued growth of our European wholesale operations and the net decrease of unfavorable purchase accounting effects primarily in our Retail segment, offset in part by higher reductions in the carrying cost of our retail inventory. These increases were partially offset by higher selling, general and administrative (“SG&A”) expenses attributable largely to our new business initiatives.

Net income and net income per diluted share increased during the second quarter of Fiscal 2009 as compared to the second quarter of Fiscal 2008, principally due to a $50.3 million increase in operating income, offset in part by a $8.6 million increase in the provision for income taxes.

Six Months Ended September 27, 2008 Compared to Six Months Ended September 29, 2007

During the six months ended September 27, 2008, we reported revenues of $2.542 billion, net income of $256.2 million and net income per diluted share of $2.51. This compares to revenues of $2.369 billion, net income of $203.6 million and net income per diluted share of $1.92 during the six months ended September 29, 2007.

Our operating performance for the six months ended September 27, 2008 was primarily driven by 7.3% revenue growth, principally due to strength in our European Wholesale business, domestic shipments of our new American Living product line, increased global Retail sales, and favorable foreign currency effects. These increases were partially offset by lower wholesale sales to our traditional department and specialty store customers in the U.S. associated with the current negative economic environment. We also experienced an increase in gross profit percentage of 180 basis points to 56.1%, primarily due to the continued growth of our European wholesale operations and the net decrease of unfavorable purchase accounting effects primarily in our Retail segment, offset in part by higher reductions in the carrying cost of our retail inventory. These increases were partially offset by higher SG&A expenses attributable largely to our new business initiatives.

Net income and net income per diluted share increased during the six months ended September 27, 2008 as compared to the six months ended September 29, 2007, principally due to a $51.1 million increase in operating income, offset in part by a $2.8 million increase in the provision for income taxes.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the first half of Fiscal 2009 in a net debt position (total debt less total cash and cash equivalents) of $21.6 million, compared to a net debt position of $127.7 million as of the end of Fiscal 2008.

The decrease in our net debt position as of September 27, 2008 as compared to the end of Fiscal 2008 was primarily due to growth in operating cash flows, partially offset by our treasury stock repurchases, capital expenditures and the funding of our recent Japanese Childrenswear and Golf Acquisition (as defined under “Recent Developments”). Our short-term investments, classified in our consolidated balance sheet outside of cash and cash equivalents, increased to $92.3 million as of September 27, 2008, compared to $74.3 million as of the end of Fiscal 2008. Our stockholders’ equity increased to $2.525 billion as of September 27, 2008, compared to $2.390 billion as of March 29, 2008. This increase was primarily due to our higher net income during the first half of Fiscal 2009, offset in part by our share repurchase activity.

We generated $388.0 million of cash from operations during the six months ended September 27, 2008, compared to $254.2 million during the six months ended September 29, 2007. We used our cash availability to support our common stock repurchase program, to reinvest in our business through capital spending, to fund our recent Japanese Childrenswear and Golf Acquisition for approximately $26.0 million, and to repay $196.8 million of debt that matured in May 2008 relating to our Japanese Business Acquisitions (as defined under “Recent Developments”). In particular, we used $169.3 million to repurchase 2.5 million shares of Class A common stock. We also spent $85.3 million for capital expenditures primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three-month and six-month periods ended September 27, 2008 and September 29, 2007 has been affected by acquisitions that occurred in the second quarter of Fiscal 2009, the first quarter of Fiscal 2008 and the fourth quarter of Fiscal 2007. Specifically, the Company completed the Japanese Childrenswear and Golf Acquisition on August 1, 2008 (as defined and discussed under “Recent Developments”), the Japanese Business Acquisitions on May 29, 2007, the Small Leathergoods Business Acquisition on April 13, 2007 and the RL Media Minority Interest Acquisition on March 28, 2007 (each as defined and discussed in Note 5 of the Fiscal 2008 10-K).

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

Recent Developments

Japanese Childrenswear and Golf Acquisition

On August 1, 2008, in connection with the transition of the Polo-branded childrenswear and golf apparel businesses in Japan from a licensed to a wholly owned operation, the Company acquired certain net assets (including certain inventory) from Naigai Co. Ltd. (“Naigai”) in exchange for a payment of approximately ¥2.8 billion (approximately $26 million as of the acquisition date) and certain other consideration (the “Japanese Childrenswear and Golf Acquisition”). Naigai was the Company’s licensee for childrenswear, golf apparel and hosiery under the Polo by Ralph Lauren and Ralph Lauren brands in Japan. In conjunction with the Japanese Childrenswear and Golf Acquisition, the Company also entered into an additional 5-year licensing and design-related agreement with Naigai for Polo and Chaps-branded hosiery in Japan and a transition services agreement for the provision of a variety of operational, human resources and information systems-related services over a period of up to eighteen months from the date of the closing of the transaction.

Japanese Business Acquisitions

On May 29, 2007, the Company completed the transactions to acquire control of certain of its Japanese businesses that were formerly conducted under licensed arrangements, consistent with the Company’s long-term strategy of international expansion. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 Co., Ltd. (“Impact 21”) that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to approximately 97%. Impact 21 previously conducted the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a pre-existing, sub-license arrangement. In addition, the Company acquired the remaining 50% interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”), which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama and Seibu (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are herein referred to as the “Japanese Business Acquisitions.”

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

American Living

In Fiscal 2008, the Company launched American Living, a new lifestyle brand created exclusively in the U.S. for distribution by J.C. Penney Company, Inc. (“JCPenney”) through the Company’s new Global Brand Concepts (“GBC”) group. The Company began shipping related product to JCPenney in December 2007 to support the launch of this new product line. American Living and the introduction of new product categories in both the U.S. and overseas are expected to be adversely impacted during at least the remainder of Fiscal 2009 by ongoing global economic uncertainty.

RESULTS OF OPERATIONS

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	September 27,	September 29,
	2008	2007	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,428.9	$1,299.1	$129.8	10.0%
Cost of goods sold(a)	(640.7)	(603.9)	(36.8)	6.1%

Gross profit	788.2	695.2	93.0	13.4%
Gross profit as % of net revenues	55.2%	53.5%
Selling, general and administrative expenses(a)	(533.2)	(488.2)	(45.0)	9.2%
SG&A as % of net revenues	37.3%	37.6%
Amortization of intangible assets	(5.0)	(14.4)	9.4	(65.3)%
Impairment of assets	(7.1)	—	(7.1)	NM

Operating income	242.9	192.6	50.3	26.1%
Operating income as % of net revenues	17.0%	14.8%
Foreign currency gains (losses)	2.7	(0.9)	3.6	(400.0)%
Interest expense	(6.1)	(6.2)	0.1	(1.6)%
Interest and other income, net	5.9	5.5	0.4	7.3%
Equity in income (loss) of equity-method investees	(0.8)	(0.6)	(0.2)	33.3%
Minority interest expense	—	(0.1)	0.1	(100.0)%

Income before provision for income taxes	244.6	190.3	54.3	28.5%
Provision for income taxes	(83.6)	(75.0)	(8.6)	11.5%

Effective tax rate(b)	34.2%	39.4%
Net income	$161.0	$115.3	$45.7	39.6%

Net income per share — Basic	$1.62	$1.12	$0.50	44.6%

Net income per share — Diluted	$1.58	$1.09	$0.49	45.0%

(a)	Includes total depreciation expense of $42.0 million and $37.1 million for the three-month periods ended September 27, 2008 and September 29, 2007, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.  Net revenues increased by $129.8 million, or 10.0%, to $1.429 billion in the second quarter of Fiscal 2009 from $1.299 billion in the second quarter of Fiscal 2008. The increase was principally due to strength in our Wholesale business and increased global Retail sales (both including favorable foreign currency effects). Excluding the effect of foreign currency, net revenues increased by 7.4%. On a reported basis, Wholesale revenues increased by $74.4 million, primarily as a result of the inclusion of revenues from the newly launched American Living product line and strong performance in Europe, offset in part by decreased sales in our core domestic product lines. Retail revenues increased by $56.6 million as a result of improved comparable global retail store sales, continued store expansion and growth in RalphLauren.com sales. Licensing revenue remained relatively consistent with the comparable prior year period.

Net revenues for our three business segments are provided below:

	Three Months Ended
	September 27,	September 29,
	2008	2007	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$846.2	$771.8	$74.4	9.6%
Retail	530.6	474.0	56.6	11.9%
Licensing	52.1	53.3	(1.2)	(2.3)%

Total net revenues	$1,428.9	$1,299.1	$129.8	10.0%

Wholesale net revenues — The net increase primarily reflects:

•	an aggregate $29 million net increase in our domestic businesses primarily as a result of the inclusion of revenues from the newly launched American Living product line and an increase in footwear sales attributable to increased door penetration. Offsetting these increases were reduced shipments across our core menswear, womenswear and childrenswear product lines as a result of the ongoing challenging U.S. retail environment (as discussed further in “Overview” section);

•	a $27 million increase in revenues due to favorable foreign currency effects related to the continued strengthening of the Euro and Yen in comparison to the U.S. dollar in the second quarter of Fiscal 2009;

•	an approximate net $12 million increase in our European businesses on a constant currency basis driven by increased sales in our menswear, womenswear and childrenswear product lines, partially offset by an increase in promotional activity; and

•	a $6 million increase in net revenues in our Japanese wholesale operations on a constant currency basis.

Retail net revenues — For purposes of the discussion of retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes both Ralph Lauren (including Rugby) and Club Monaco stores.

The increase in retail net revenues primarily reflects:

•	a $21 million aggregate net increase in comparable store sales led by our domestic and European factory stores, including a net aggregate favorable foreign currency effect of $4 million. This net increase was driven by increases in comparable store sales as provided below:

Three Months
Ended
September 27, 2008

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	0.3%
Full-price Club Monaco store sales	(3.7)%
Factory store sales	8.2%
Total increase in comparable store sales as reported	5.1%

Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	(1.4)%
Full-price Club Monaco store sales	(3.7)%
Factory store sales	7.6%
Total increase in comparable store sales excluding the effect of foreign currency	4.2%

•	a $27 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of 26 stores, to a total of 328 stores, as compared to the second quarter of Fiscal 2008. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings; and

•	a $9 million, or 31.2%, increase in sales at RalphLauren.com.

Licensing revenue — The net decrease primarily reflects:

•	a $2 million decrease in international licensing royalties, primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

The above decrease was partially offset by:

•	a $1 million increase in domestic licensing royalties, primarily driven by the inclusion of royalties for American Living.

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

Gross profit increased by $93.0 million, or 13.4%, to $788.2 million in the second quarter of Fiscal 2009 from $695.2 million in the second quarter of Fiscal 2008. Gross profit as a percentage of net revenues increased by 170 basis points to 55.2% for the three months ended September 27, 2008 from 53.5% for the three months ended September 29, 2007, primarily driven by continued growth in our European wholesale operations, offset in part by higher reductions in the carrying cost of our retail inventory. This increase was also due to the net decrease of unfavorable purchase accounting effects primarily associated with prior business acquisitions.

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

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $45.0 million, or 9.2%, to $533.2 million in the second quarter of

Fiscal 2009 from $488.2 million in the second quarter of Fiscal 2008. The increase included approximately $11 million of unfavorable foreign currency effects, primarily related to the continued strengthening of the Euro and Yen in comparison to the U.S. dollar during the second quarter of Fiscal 2009. SG&A expenses as a percent of net revenues slightly decreased to 37.3% for the three months ended September 27, 2008 from 37.6% for the three months ended September 29, 2007. The $45.0 million increase in SG&A expenses was primarily driven by:

•	an approximate $16 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open later in Fiscal 2009 and in Fiscal 2010;

•	higher compensation-related expenses of approximately $13 million principally relating to increased selling costs associated with higher retail sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands;

•	an approximate $7 million net increase in litigation-related charges; and

•	an approximate $5 million increase in depreciation expense primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $9.4 million, or 65.3%, to $5.0 million in the second quarter of Fiscal 2009 from $14.4 million in the second quarter of Fiscal 2008. The decrease was primarily due to the absence of the amortization of the licenses acquired in the Japanese Business Acquisitions, which were fully amortized by the end of Fiscal 2008. See “Recent Developments” for further discussion of the acquisitions.

Impairment of Assets.  During the second quarter of Fiscal 2009, the Company recorded an aggregate $7.1 million impairment charge to reduce the net carrying value of its certain long-lived assets to their estimated fair value. See Note 7 to the accompanying unaudited interim consolidated financial statements for further discussion. No impairment charge was recorded in the second quarter of Fiscal 2008.

Operating Income.  Operating income increased by $50.3 million, or 26.1%, to $242.9 million in the second quarter of Fiscal 2009 from $192.6 million in the second quarter of Fiscal 2008. Operating income as a percentage of net revenues increased 220 basis points, to 17.0% for the three months ended September 27, 2008 from 14.8% for the three months ended September 29, 2007. The increase in operating income as a percentage of net revenues primarily reflected an increase in gross profit margin, partially offset by the increase in SG&A expenses and impairment of assets, as previously discussed.

Operating income as reported for our three business segments is provided below:

	Three Months Ended
	September 27,	September 29,
	2008	2007	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$211.7	$175.6	$36.1	20.6%
Retail	57.4	52.4	5.0	9.5%
Licensing	26.8	22.7	4.1	18.1%

	295.9	250.7	45.2	18.0%
Less:
Unallocated corporate expenses	(53.0)	(58.1)	5.1	(8.8)%

Total operating income	$242.9	$192.6	$50.3	26.1%

Wholesale operating income increased by $36.1 million primarily as a result of higher revenues and improved gross margin, primarily driven by continued growth in our European wholesale operations and the net decrease of unfavorable purchase accounting effects primarily associated with prior business acquisitions. These increases were partially offset by higher SG&A expenses in support of our new product lines, including American Living.

Retail operating income increased by $5.0 million primarily as a result of higher revenues and the absence of unfavorable purchase accounting effects associated with the RL Media Minority Interest Acquisition included in the comparable prior year period, offset in part by higher reductions in the carrying cost of our retail inventory. These increases also were partially offset by higher occupancy costs and increased selling-related salaries and associated costs, as well as an impairment charge relating to certain retail store assets.

Licensing operating income increased by $4.1 million primarily due to lower operating expenses and increases in domestic licensing royalties, primarily driven by the inclusion of royalties for American Living, offset in part by net decreases in international royalties primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Unallocated corporate expenses decreased by $5.1 million, primarily as a result of lower stock-based compensation expense and a decrease in brand-related marketing expenses primarily due to the absence of costs associated with the Company’s 40th anniversary celebration in the comparable prior year period.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a gain of $2.7 million in the second quarter of Fiscal 2009, compared to a loss of $0.9 million in the second quarter of Fiscal 2008. Foreign currency gains increased compared to the prior year period primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs. Interest expense decreased by $0.1 million, to $6.1 million in the second quarter of Fiscal 2009 from $6.2 million in the second quarter of Fiscal 2008. This slight decrease is primarily due to the absence of interest expense related to borrowings under a one-year term loan agreement repaid by the Company in May 2008, offset in part by net unfavorable foreign currency effects related to the outstanding Euro-denominated debt.

Interest and Other Income, net.  Interest and other income, net, increased by $0.4 million, to $5.9 million in the second quarter of Fiscal 2009 from $5.5 million in the second quarter of Fiscal 2008. This increase was primarily driven by an increase in our European invested cash balance, offset in part by a decrease in our domestic investments.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $0.8 million in the second quarter of Fiscal 2009 and $0.6 million in the second quarter of Fiscal 2008 related to certain start-up costs associated with the recently formed joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which the Company accounts for under the equity method of accounting.

Minority Interest Expense.  Minority interest expense of $0.1 million in the second quarter of Fiscal 2008 related to the Company’s remaining 50% interest in PRL Japan, which was acquired in May 2007, and the allocation of Impact 21’s net income to the holders of the 80% interest not owned by the Company prior to the closing date of the related tender offer. No minority interest expense was recorded in the second quarter of Fiscal 2009.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $8.6 million, or 11.5%, to $83.6 million in the second quarter of Fiscal 2009 from $75.0 million in the second quarter of Fiscal 2008. The increase was primarily due to an increase in pre-tax income during the second quarter of Fiscal 2009 compared to the second quarter of Fiscal 2008. This increase was partially offset by a reduction in our reported effective tax rate of 520 basis points, to 34.2% for the three months ended September 27, 2008 from 39.4% for the three months ended September 29, 2007. The lower effective tax rate was primarily due to lower income taxes principally related to statutory law changes, a more favorable geographic income mix, certain lower non-deductible expenses under § 162(m) of the Internal Revenue Code, and lower net tax reserve adjustments due to favorable audit settlements. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income.  Net income increased by $45.7 million, or 39.6%, to $161.0 million in the second quarter of Fiscal 2009 from $115.3 million in the second quarter of Fiscal 2008. The increase in net income principally related to a $50.3 million increase in operating income, offset in part by a $8.6 million increase in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.49, or 45.0%, to $1.58 per share in the second quarter of Fiscal 2009 from $1.09 per share in the second quarter of Fiscal 2008. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding for the three months ended September 27, 2008.

Six Months Ended September 27, 2008 Compared to Six Months Ended September 29, 2007

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Six Months Ended
	September 27,	September 29,
	2008	2007	$ Change	% Change
	(millions, except per share data)

Net revenues	$2,542.4	$2,369.4	$173.0	7.3%
Cost of goods sold(a)	(1,115.8)	(1,082.2)	(33.6)	3.1%

Gross profit	1,426.6	1,287.2	139.4	10.8%
Gross profit as % of net revenues	56.1%	54.3%
Selling, general and administrative expenses(a)	(1,020.1)	(926.7)	(93.4)	10.1%
SG&A as % of net revenues	40.1%	39.1%
Amortization of intangible assets	(9.9)	(22.1)	12.2	(55.2)%
Impairment of assets	(7.1)	—	(7.1)	NM

Operating income	389.5	338.4	51.1	15.1%
Operating income as % of net revenues	15.3%	14.3%
Foreign currency gains (losses)	2.9	(2.2)	5.1	(231.8)%
Interest expense	(13.1)	(12.0)	(1.1)	9.2%
Interest and other income, net	13.1	13.7	(0.6)	(4.4)%
Equity in income (loss) of equity-method investees	(1.6)	(0.6)	(1.0)	166.7%
Minority interest expense	—	(1.9)	1.9	(100.0)%

Income before provision for income taxes	390.8	335.4	55.4	16.5%
Provision for income taxes	(134.6)	(131.8)	(2.8)	2.1%

Effective tax rate(b)	34.4%	39.3%
Net income	$256.2	$203.6	$52.6	25.8%

Net income per share — Basic	$2.58	$1.97	$0.61	31.0%

Net income per share — Diluted	$2.51	$1.92	$0.59	30.7%

(a)	Includes total depreciation expense of $83.2 million and $72.5 million for the six-month periods ended September 27, 2008 and September 29, 2007, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.  Net revenues increased by $173.0 million, or 7.3%, to $2.542 billion for the six months ended September 27, 2008 from $2.369 billion for the six months ended September 29, 2007. The increase was principally due to strength in our Wholesale European business and increased global Retail sales (both including favorable foreign currency effects). Excluding the effect of foreign currency, net revenues increased by 4.5%. On a reported basis, Wholesale revenues increased by $74.9 million, primarily as a result of the inclusion of revenues from the newly launched American Living product line and strong performance in Europe, offset in part by decreased sales in our core domestic product lines. Retail revenues increased by $99.0 million as a result of improved comparable global retail store sales, continued store expansion and growth in RalphLauren.com sales. Licensing revenue remained relatively consistent with the comparable prior year period.

Net revenues for our three business segments are provided below:

	Six Months Ended
	September 27,	September 29,
	2008	2007	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$1,420.7	$1,345.8	$74.9	5.6%
Retail	1,023.0	924.0	99.0	10.7%
Licensing	98.7	99.6	(0.9)	(0.9)%

Total net revenues	$2,542.4	$2,369.4	$173.0	7.3%

Wholesale net revenues — The net increase primarily reflects:

•	a $50 million increase in revenues due to favorable foreign currency effects related to the continued strengthening of the Euro and Yen in comparison to the U.S. dollar during the six months ended September 27, 2008;

•	an approximate net $27 million increase in our European businesses on a constant currency basis driven by increased sales in our menswear, womenswear and childrenswear product lines, partially offset by an increase in promotional activity; and

•	a $6 million increase in net revenues in our Japanese wholesale operations on a constant currency basis.

The above net increase was partially offset by:

•	an aggregate $8 million net decrease in our domestic businesses primarily attributable to reduced shipments across our core menswear, womenswear and childrenswear product lines as a result of the ongoing challenging U.S. retail environment (as discussed further in “Overview” section). Offsetting these decreases were the inclusion of revenues from the newly launched American Living product line and an increase in footwear sales attributable to increased door penetration.

Retail net revenues — The net increase primarily reflects:

•	a $37 million aggregate net increase in comparable store sales led by our domestic and European factory stores, including a net aggregate favorable foreign currency effect of $11 million. This net increase was driven by increases in comparable store sales as provided below:

Six Months
Ended
September 27, 2008

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	3.1%
Full-price Club Monaco store sales	(0.3)%
Factory store sales	5.9%
Total increase in comparable store sales as reported	4.6%

Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	0.7%
Full-price Club Monaco store sales	(0.3)%
Factory store sales	4.8%
Total increase in comparable store sales excluding the effect of foreign currency	3.2%

•	a $46 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of 24 stores, to a total of 328 stores, as compared to the first half of Fiscal 2008. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings; and

•	a $16 million, or 25.2%, increase in sales at RalphLauren.com.

Licensing revenue — The net decrease primarily reflects:

•	a $4 million decrease in international licensing royalties, primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion); and

•	a $1 million decrease in Home licensing royalties primarily driven by continued weakness in the U.S. economy.

The above decreases were significantly offset by:

•	a $4 million increase in domestic licensing royalties, primarily driven by increases in men’s personal apparel and Chaps royalties as well as the inclusion of royalties for American Living.

Gross Profit.  Gross profit increased by $139.4 million, or 10.8%, to $1.427 billion for the six months ended September 27, 2008 from $1.287 billion for the six months ended September 29, 2007. Gross profit as a percentage of net revenues increased by 180 basis points to 56.1% for the six months ended September 27, 2008 from 54.3% for the six months ended September 29, 2007, primarily driven by continued growth in our European wholesale operations, offset in part by higher reductions in the carrying cost of our retail inventory. This increase was also due to the net decrease of unfavorable purchase accounting effects associated with prior business acquisitions.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $93.4 million, or 10.1%, to $1.020 billion for the six months ended September 27, 2008 from $926.7 million for the six months ended September 29, 2007. The increase included approximately $27 million of unfavorable foreign currency effects, primarily related to the continued strengthening of the Euro and Yen in comparison to the U.S. dollar during the first half of Fiscal 2009. SG&A expenses as a percent of net revenues increased to 40.1% for the six months ended September 27, 2008 from 39.1% for the six months ended September 29, 2007. The 100 basis point increase was primarily associated with increased operating expenses related to our new business initiatives. The $93.4 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related expenses of approximately $41 million principally relating to increased selling costs associated with higher retail sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands;

•	an approximate $27 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open later in Fiscal 2009 and in Fiscal 2010;

•	an approximate $11 million increase in depreciation expense primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure; and

•	an approximate $7 million net increase in litigation-related charges.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $12.2 million, or 55.2%, to $9.9 million for the six months ended September 27, 2008 from $22.1 million for the six months ended September 29, 2007. The decrease was primarily due to the absence of the amortization of the licenses acquired in the Japanese Business Acquisitions, which were fully amortized by the end of Fiscal 2008. See “Recent Developments” for further discussion of the acquisitions.

Impairment of Assets.  During the six months ended September 27, 2008, the Company recorded an aggregate $7.1 million impairment charge to reduce the net carrying value of its certain long-lived assets to their estimated fair value. See Note 7 to the accompanying unaudited interim consolidated financial statements for further discussion. No impairment charge was recorded during the six months ended September 29, 2007.

Operating Income.  Operating income increased by $51.1 million, or 15.1%, to $389.5 million for the six months ended September 27, 2008 from $338.4 million for the six months ended September 29, 2007. Operating income as a percentage of net revenues increased 100 basis points, to 15.3% for the six months ended September 27, 2008 from 14.3% for the six months ended September 29, 2007. The increase in operating income as a percentage of net revenues primarily reflected an increase in gross profit margin, partially offset by the increase in SG&A expenses and impairment of assets, as previously discussed.

Operating income as reported for our three business segments is provided below:

	Six Months Ended
	September 27,	September 29,
	2008	2007	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$319.1	$283.4	$35.7	12.6%
Retail	124.5	115.9	8.6	7.4%
Licensing	51.0	44.6	6.4	14.3%

	494.6	443.9	50.7	11.4%
Less:
Unallocated corporate expenses	(105.1)	(105.5)	0.4	(0.4)%

Total operating income	$389.5	$338.4	$51.1	15.1%

Wholesale operating income increased by $35.7 million primarily as a result of higher revenues and improved gross margin, primarily driven by continued growth in our European wholesale operations and the net decrease of unfavorable purchase accounting effects primarily associated with prior business acquisitions. These increases were partially offset by higher SG&A expenses in support of our new product lines, including American Living.

Retail operating income increased by $8.6 million primarily as a result of higher revenues and the absence of unfavorable purchase accounting effects associated with the RL Media Minority Interest Acquisition included in the comparable prior year period, offset in part by higher reductions in the carrying cost of our retail inventory. These increases also were partially offset by higher occupancy costs and increased selling-related salaries and associated costs, as well as an impairment charge relating to certain retail store assets.

Licensing operating income increased by $6.4 million primarily due to lower operating expenses and increases in domestic licensing royalties, primarily driven by the inclusion of royalties for American Living, offset in part by net decreases in international and Home licensing royalties.

Unallocated corporate expenses remained relatively consistent with the comparable prior year period.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a gain of $2.9 million for the six months ended September 27, 2008, compared to a loss of $2.2 million for the six months ended September 29, 2007. The comparable prior period loss included the $1.6 million write-off of foreign currency option contracts, entered into to manage certain foreign currency exposure associated with the Japanese Business Acquisitions, which expired unexercised. Excluding the aforementioned write-off, the foreign currency gains increased for the six months ended September 27, 2008 as compared to the six months ended September 29, 2007, primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs. Interest expense increased by $1.1 million, to $13.1 million for the six months ended September 27, 2008 from $12.0 million for the six months ended September 29, 2007. This increase is primarily due to net unfavorable foreign currency effects, principally related to our outstanding Euro-denominated debt, offset in part by a decrease in interest expense related to borrowings under a one-year term loan agreement repaid by the Company in May 2008.

Interest and Other Income, net.  Interest and other income, net, decreased by $0.6 million, to $13.1 million for the six months ended September 27, 2008 from $13.7 million for the six months ended September 29, 2007. This decrease was primarily driven by a decrease in our domestic investments, offset in part by an increase in our European invested cash balance.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $1.6 million for the six months ended September 27, 2008 and $0.6 million for the six months ended September 29, 2007 related to certain start-up costs associated with the recently formed joint venture, the RL Watch Company, which the Company accounts for under the equity method of accounting.

Minority Interest Expense.  Minority interest expense of $1.9 million for the six months ended September 29, 2007 related to the Company’s remaining 50% interest in PRL Japan, which was acquired in May 2007, and the allocation of Impact 21’s net income to the holders of the 80% interest not owned by the Company prior to the closing date of the related tender offer. No minority interest expense was recorded for the six months ended September 27, 2008.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $2.8 million, or 2.1%, to $134.6 million for the six months ended September 27, 2008 from $131.8 million for the six months ended September 29, 2007. The increase was primarily due to an increase in pre-tax income during the first half of Fiscal 2009 compared to the first half of Fiscal 2008. This increase was partially offset by a reduction in our reported effective tax rate of 490 basis points, to 34.4% for the six months ended September 27, 2008 from 39.3% for the six months ended September 29, 2007. The lower effective tax rate was primarily due to lower income taxes principally related to statutory law changes, a more favorable geographic income mix, certain lower non-deductible expenses under § 162(m) of the Internal Revenue Code, and lower net tax reserve adjustments due to favorable audit settlements.

Net Income.  Net income increased by $52.6 million, or 25.8%, to $256.2 million for the six months ended September 27, 2008 from $203.6 million for the six months ended September 29, 2007. The increase in net income principally related to a $51.1 million increase in operating income, offset in part by a $2.8 million increase in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.59, or 30.7%, to $2.51 per share for the six months ended September 27, 2008 from $1.92 per share for the six months ended September 29, 2007. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding for the six months ended September 27, 2008.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	September 27,	March 29,
	2008	2008	$ Change
		(millions)

Cash and cash equivalents	$417.6	$551.5	$(133.9)
Current maturities of debt	—	(206.4)	206.4
Long-term debt	(439.2)	(472.8)	33.6

Net cash (debt)(a)	$(21.6)	$(127.7)	$106.1

Short-term investments	$92.3	$74.3	$18.0

Stockholders’ equity	$2,525.4	$2,389.7	$135.7

(a)	“Net cash” is defined as total cash and cash equivalents less total debt and “net debt” is defined as total debt less total cash and cash equivalents.

The decrease in the Company’s net debt position as of September 27, 2008 compared to March 29, 2008 was primarily due to growth in operating cash flows, partially offset by the Company’s use of cash to support its treasury stock repurchases, capital expenditures and acquisition spending. During the first half of Fiscal 2009, the Company used $169.3 million to repurchase 2.5 million shares of Class A common stock and spent $85.3 million for capital expenditures. The Company also used approximately $26.0 million to fund its recent Japanese Childrenswear and Golf Acquisition. In addition, the Company repaid its current maturities of debt using available cash on-hand in May 2008.

The increase in stockholders’ equity was primarily due to higher net income during the six months ended September 27, 2008, offset in part by an increase in treasury stock as a result of the Company’s common stock repurchase program.

Cash Flows

	Six Months Ended
	September 27,	September 29,
	2008	2007	$ Change
		(millions)

Net cash provided by operating activities	$388.0	$254.2	$133.8
Net cash used in investing activities	(149.9)	(288.3)	138.4
Net cash used in financing activities	(353.7)	(76.5)	(277.2)
Effect of exchange rate changes on cash and cash equivalents	(18.3)	19.7	(38.0)

Net decrease in cash and cash equivalents	$(133.9)	$(90.9)	$(43.0)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $388.0 million during the six months ended September 27, 2008, compared to $254.2 million during the six months ended September 29, 2007. This net increase in operating cash flow was primarily driven by:

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses;

•	improved accounts receivable cash collections in the Company’s Wholesale segment;

•	an increase in accounts payable and accrued expenses, offset in part by an increase in inventory, primarily due to seasonal factors and the Company’s new business initiatives, including American Living and dresses; and

•	a decrease in cash tax payments as compared to the first half of Fiscal 2008.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $149.9 million during the six months ended September 27, 2008, as compared to $288.3 million during the six months ended September 29, 2007. The net decrease in cash used in investing activities was primarily driven by:

•	a decrease in net cash used to fund the Company’s acquisitions. During the first half of Fiscal 2008, the Company used $181.7 million principally to fund the Japanese Business Acquisitions, net of cash acquired, and the Small Leathergoods Business Acquisition compared to the first half of Fiscal 2009, in which $43.5 million was used primarily to fund the Japanese Childrenswear and Golf Acquisition and to complete the minority squeeze-out related to the Japanese Business Acquisitions (see “Recent Developments” for further discussion); and

•	a decrease in cash used in connection with capital expenditures. During the first half of Fiscal 2009, the Company spent $85.3 million for capital expenditures, as compared to $93.1 million during the first half of Fiscal 2008. The Company’s capital expenditures were primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in its facilities and technological infrastructure.

The above decreases were partially offset by:

•	cash used to purchase investments of $162.5 million, less proceeds from sales and maturities of investments of $146.5 million, during the first half of Fiscal 2009. No related investment activity occurred during the first half of Fiscal 2008.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $353.7 million during the six months ended September 27, 2008, as compared to $76.5 million during the six months ended September 29, 2007. The increase in net cash used in financing activities was primarily driven by:

•	the repayment of ¥20.5 billion ($196.8 million as of the repayment date) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility (the “Term Loan”) during the first half of Fiscal 2009. On a comparative basis, the first half of Fiscal 2008 included the receipt of proceeds from the Term Loan of $168.9 million as of the borrowing date.

The above increase was partially offset by:

•	a decrease in repurchases of the Company’s Class A common stock pursuant to the Company’s common stock repurchase program. Approximately 2.5 million shares of Class A common stock at a cost of $169.3 million (including approximately 0.4 million shares at a cost of $24.0 million that was traded prior to the end of Fiscal 2008 for which settlement occurred in April 2008) were repurchased during the first half of Fiscal 2009, as compared to approximately 3.2 million shares of Class A common stock at a cost of $290.4 million during the first half of Fiscal 2008.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, $450 million of availability under its credit facility, available cash and cash equivalents, investments and other available financing options. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, global retail store expansion, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Notwithstanding the current global credit crisis, management believes that the Company’s existing sources of cash will be sufficient to support its operating, capital and debt service requirements for the foreseeable future, including the finalization of acquisitions and plans for business expansion.

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no revolving credit borrowings outstanding under its credit facility as of September 27, 2008. However, as discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development. Despite the current global credit crisis, the Company believes its credit facility is adequately diversified with no undue concentrations in any one financial institution. In particular, there are 14 financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 16%. Although there can be no assurances, management believes that the participating institutions will be able to fulfill their obligations to provide financing in accordance with the terms of the credit facility in the event of the Company’s election to draw funds in the foreseeable future.

In May 2007, the Company completed the Japanese Business Acquisitions. These transactions were funded with available cash on-hand and the ¥20.5 billion Term Loan. The Company repaid the borrowing by its maturity date on May 22, 2008 using $196.8 million of Impact 21’s cash on-hand acquired as part of the acquisition.

Common Stock Repurchase Program

In May 2008, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the six months ended September 27, 2008, 1.8 million shares of Class A common stock were repurchased by the Company at a cost of $126.2 million under its repurchase program. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. The remaining availability under the common stock repurchase program was approximately $266 million as of September 27, 2008.

In addition, during the six months ended September 27, 2008, 0.3 million shares of Class A common stock at a cost of $19.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan.

Dividends

The Company declared a quarterly dividend of $0.05 per outstanding share in the second quarter of both Fiscal 2009 and Fiscal 2008. Dividends paid amounted to $10.0 million during the six months ended September 27, 2008 and $10.3 million during the six months ended September 29, 2007.

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

Debt and Covenant Compliance

Euro Debt

The Company has outstanding approximately €300 million principal amount of 4.5% notes due October 4, 2013 (the “2006 Euro Debt”). The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest. The indenture to the 2006 Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of September 27, 2008, the carrying value of the 2006 Euro Debt was $439.2 million, compared to $472.8 million as of March 29, 2008.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of September 27, 2008, there were no borrowings outstanding under the Credit Facility, and the Company was contingently liable for $19.3 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Credit Facility requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”), as such terms are defined in the Credit Facility. As of September 27, 2008, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

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

MARKET RISK MANAGEMENT

As discussed in Note 14 to the Company’s audited consolidated financial statements included in its Fiscal 2008 10-K and Note 10 to the accompanying unaudited interim consolidated financial statements, the Company is exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business the Company employs established policies and procedures, including the use of derivative financial instruments, to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. Based on its review as of September 27, 2008, management does not believe it is exposed to any undue concentration of counterparty risk with respect to its derivative contracts.

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

The Company’s foreign exchange risk management activities are governed by policies and procedures approved by its Audit Committee and Board of Directors. Our policies and procedures provide a framework that allows for the management of currency exposures while ensuring the activities are conducted within established Company guidelines. Our policy includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including but not limited to authorization levels, transactional limits, and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques including a periodic review of market value and sensitivity analyses.

During the first quarter of Fiscal 2009, the Company entered into a foreign currency exchange contract with a notional value of $4.8 million hedging the foreign currency exposure related to an intercompany term loan provided by Polo Fin B.V. to Polo JP Acqui B.V. in connection with the Japanese Business Acquisitions minority squeeze-out, as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements. This contract, which hedged the foreign currency exposure related to a Yen-denominated payment during the first quarter of Fiscal 2009, did not qualify under FAS 133 for hedge accounting treatment. No related material gains or losses were recognized during the three-month and six-month periods ended September 27, 2008.

As of September 27, 2008, other than the aforementioned foreign exchange contract executed during the first quarter of Fiscal 2009, there have been no other significant changes in the Company’s interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of September 27, 2008, the Company had cash and cash equivalents on-hand of $417.6 million, primarily invested in money market funds and time deposits with maturities of less than 90 days. The Company’s other significant investments included $92.3 million of short-term investments, primarily in time deposits with maturities greater than 90 days; $121.9 million of restricted cash placed in escrow with certain banks as collateral to secure guarantees in connection with certain international tax matters; $13.8 million of deposits with maturities greater than one year; and $2.4 million of auction rate securities issued through a municipality.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements through a three-level valuation hierarchy. The Company adopted the provisions of FAS 157 for all of its financial assets and liabilities within the Standard’s scope as of the beginning of Fiscal 2009 (March 30, 2008). The Company uses judgment in the determination of the applicable level within the hierarchy of a particular asset or liability when evaluating the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). See Notes 4 and 10 to the accompanying unaudited interim consolidated financial statements for further discussion of the effect of this accounting change on the Company’s consolidated financial statements.

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

As of September 27, 2008, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 27, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008. The following is a summary of recent litigation developments.

In the third quarter of Fiscal 2007, the Company was notified of an alleged compromise of its retail store information systems that process its credit card data for certain Club Monaco stores in Canada. As of the end of Fiscal 2007, the Company had recorded a total reserve of $5.0 million for this matter based on its best estimate of its potential exposure at that time. In October 2008, the Company was notified that this matter had been fully resolved. The Company’s aggregate losses in this matter were less than $0.4 million. The Company reversed $4.1 million of its original $5.0 million reserve into income during Fiscal 2008 based on favorable developments in this matter at that point, and the remaining $0.5 million excess reserve was reversed into income during the second quarter of Fiscal 2009.

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

On March 2, 2006, a former employee at our Club Monaco store in Los Angeles, California filed a lawsuit against the Company in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiff purported to represent a class of Club Monaco store employees who allegedly were injured by being improperly classified as exempt employees and thereby did not receive compensation for overtime and did not receive meal and rest breaks. The complaint sought an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2007, eleven former and then current employees of the Company’s Club Monaco stores in California filed a lawsuit in Los Angeles Superior Court alleging similar claims as the Club Monaco action in San Francisco. The complaint sought an unspecified amount of compensatory damages, attorneys’ fees and punitive damages. The parties to these two Club Monaco litigations agreed to retain a mediator in an effort to resolve both matters and recently agreed to settle all claims involving both litigations at an aggregate cost of $1.2 million.

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave the store and being falsely imprisoned while waiting to leave the store. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We have filed a cross-claim against one of the plaintiffs for his role in allegedly assisting a former employee to misappropriate Company property. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification. We believe this suit is without merit and intend at this time to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company recently commenced mediation proceedings and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties. The terms of the final settlement remain subject to court approval. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009.

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

Our Annual Report on Form 10-K for the fiscal year ended March 29, 2008 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. Set forth below is an additional risk factor that we have recently identified that could materially adversely affect our business, our operating results, and our financial condition.

The current credit crisis could have a negative impact on our major customers and suppliers which in turn could materially adversely affect our results of operations and liquidity.

The current credit crisis is having a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our revolving credit facility will provide us with sufficient liquidity through the current credit crisis, the impact of this crisis on our major customers and suppliers cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended September 27, 2008:

			Total Number of	Maximum Number
		Average	Shares Purchased	(or Approximate Dollar Value)
		Price	as Part of Publicly	of Shares That May Yet be
	Total Number of	Paid per	Announced Plans	Purchased Under the Plans
	Shares Purchased(1)	Share	or Programs	or Programs
				(millions)

June 29, 2008 to July 26, 2008	335,710	$55.89	335,710	$365
July 27, 2008 to August 23, 2008	1,369,302	72.71	1,369,302	266
August 24, 2008 to September 27, 2008	—	—	—	266

	1,705,012		1,705,012

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A common stock repurchase program. In May 2008, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date. During the fiscal quarter ended September 27, 2008, shares were repurchased under the existing $250 million program and an earlier $250 million program.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on August 7, 2008. The following directors, constituting the entire Board of Directors of the Company, were elected at the Annual Meeting of Stockholders to serve in each such capacity until the 2009 Annual Meeting and until their respective successors are duly elected and qualified.

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

	Number of Votes	Number of Votes
	For	Withheld

Class A Directors:
Frank A. Bennack, Jr.	50,918,104	1,208,248
Joel L. Fleishman	50,929,007	1,197,345

Class B Directors:
Ralph Lauren	432,800,210	- 0 -
Roger N. Farah	432,800,210	- 0 -
Jackwyn L. Nemerov	432,800,210	- 0 -
John R. Alchin	432,800,210	- 0 -
Arnold H. Aronson	432,800,210	- 0 -
Dr. Joyce F. Brown	432,800,210	- 0 -
Judith A. McHale	432,800,210	- 0 -
Steven P. Murphy	432,800,210	- 0 -
Robert C. Wright	432,800,210	- 0 -

Prior to the meeting, Mr. Terry S. Semel withdrew his nomination for election as a Class A director and stepped down from the Board of the Company. In connection with such withdrawal, the Board of Directors determined to reduce the number of directors currently serving on the Board from 12 directors to 11 directors, and following the Company’s annual meeting of stockholders, the two remaining Class A directors designated Mr. Steven P. Murphy as a third Class A director.

A total of 484,367,415 votes were cast for, and 102,755 votes were cast against the ratification of the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending March 28, 2009. There were 456,392 abstentions and no broker non-votes.

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

Date: November 6, 2008