Form 10-Q
period 2008-12-27
POLO RALPH LAUREN CORP
filed 2009-02-05
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008
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

(212) 318-7000
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☑                                                           Accelerated filer ☐
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At January 30, 2009, 55,820,793 shares of the registrant’s Class A common stock, $.01 par value, and 43,280,021 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 6.	Exhibits	50
Signatures		51
EX-10.1: AMENDMENT TO AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.2: AMENDMENT TO THE RESTRICTED STOCK UNIT AWARD AGREEMENT
EX-10.3: AMENDMENT TO THE EMPLOYMENT AGREEMENT
EX-10.4: AMENDMENT TO THE EMPLOYMENT AGREEMENT
EX-10.5: AMENDMENT TO THE EMPLOYMENT AGREEMENT
EX-31.1:CERTIFICATION
EX-31.2:CERTIFICATION
EX-32.1:CERTIFICATION
EX-32.2:CERTIFICATION

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 27,	March 29,
	2008	2008
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$574.3	$551.5
Short-term investments	305.9	74.3
Accounts receivable, net of allowances of $182.3 million and $172.0 million	310.5	508.4
Inventories	585.1	514.9
Deferred tax assets	83.0	76.6
Prepaid expenses and other	145.4	167.8

Total current assets	2,004.2	1,893.5
Property and equipment, net	693.6	709.9
Deferred tax assets	102.2	116.9
Goodwill	976.2	975.1
Intangible assets, net	354.4	349.3
Other assets	254.7	320.8

Total assets	$4,385.3	$4,365.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185.9	$205.7
Income tax payable	54.0	28.8
Accrued expenses and other	481.4	467.7
Current maturities of debt	—	206.4

Total current liabilities	721.3	908.6
Long-term debt	419.6	472.8
Non-current liability for unrecognized tax benefits	150.6	155.2
Other non-current liabilities	399.4	439.2

Commitments and contingencies (Note 13)
Total liabilities	1,690.9	1,975.8

Stockholders’ equity:
Class A common stock, par value $.01 per share; 72.2 million and 70.5 million shares issued; 55.8 million and 56.2 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	1,093.5	1,017.6
Retained earnings	2,425.9	2,079.3
Treasury stock, Class A, at cost (16.4 million and 14.3 million shares)	(966.7)	(820.9)
Accumulated other comprehensive income (loss)	140.6	112.6

Total stockholders’ equity	2,694.4	2,389.7

Total liabilities and stockholders’ equity	$4,385.3	$4,365.5

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(millions, except per share data)
	(unaudited)

Net sales	$1,202.1	$1,215.2	$3,645.8	$3,485.0
Licensing revenue	49.9	54.6	148.7	154.2

Net revenues	1,252.0	1,269.8	3,794.5	3,639.2
Cost of goods sold(a)	(582.3)	(593.3)	(1,698.2)	(1,675.4)

Gross profit	669.7	676.5	2,096.3	1,963.8

Other costs and expenses:
Selling, general and administrative expenses(a)	(496.5)	(492.2)	(1,516.6)	(1,418.9)
Amortization of intangible assets	(5.1)	(13.6)	(15.0)	(35.7)
Impairment of assets	—	—	(7.1)	—
Restructuring charges	(1.5)	—	(1.5)	—

Total other costs and expenses	(503.1)	(505.8)	(1,540.2)	(1,454.6)

Operating income	166.6	170.7	556.1	509.2
Foreign currency gains (losses)	(5.4)	(2.2)	(2.5)	(4.3)
Interest expense	(7.4)	(6.8)	(20.5)	(18.9)
Interest and other income, net	5.4	2.5	18.5	16.2
Equity in income (loss) of equity-method investees	(1.1)	(0.6)	(2.7)	(1.2)
Minority interest expense	—	(0.1)	—	(2.1)

Income before provision for income taxes	158.1	163.5	548.9	498.9
Provision for income taxes	(52.8)	(50.8)	(187.4)	(182.6)

Net income	$105.3	$112.7	$361.5	$316.3

Net income per common share:
Basic	$1.07	$1.11	$3.64	$3.08

Diluted	$1.05	$1.08	$3.56	$2.99

Weighted average common shares outstanding:
Basic	98.8	101.6	99.2	102.7

Diluted	100.7	104.3	101.6	105.7

Dividends declared per share	$0.05	$0.05	$0.15	$0.15

(a)Includes total depreciation expense of:	$(39.8)	$(39.4)	$(123.0)	$(111.9)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 27,	December 29,
	2008	2007
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$361.5	$316.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	138.0	147.6
Deferred income tax expense (benefit)	(12.6)	(14.1)
Minority interest expense	—	2.1
Equity in (income) loss of equity-method investees, net of dividends received	2.7	1.2
Non-cash stock-based compensation expense	37.3	49.5
Non-cash impairment of assets	7.1	—
Non-cash provision for bad debt expense	5.0	1.5
Non-cash foreign currency (gains) losses	0.4	(0.5)
Non-cash litigation-related charges (reversals)	5.6	(3.5)
Changes in operating assets and liabilities:
Accounts receivable	174.9	148.6
Inventories	(61.5)	15.2
Accounts payable and accrued liabilities	90.6	2.0
Deferred income liabilities	(15.9)	(3.8)
Other balance sheet changes	17.7	37.7

Net cash provided by operating activities	750.8	699.8

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(46.3)	(183.0)
Purchases of investments	(456.4)	(20.0)
Proceeds from sales and maturities of investments	230.3	—
Capital expenditures	(129.9)	(151.7)
Change in cash deposits restricted in connection with taxes	51.7	(17.4)

Net cash used in investing activities	(350.6)	(372.1)

Cash flows from financing activities:
Proceeds from issuance of debt	—	168.9
Repayment of debt	(196.8)	—
Debt issuance costs	—	(0.3)
Payments of capital lease obligations	(4.9)	(3.8)
Payments of dividends	(14.9)	(15.5)
Repurchases of common stock, including shares surrendered for tax withholdings	(169.8)	(341.0)
Proceeds from exercise of stock options	27.6	34.9
Excess tax benefits from stock-based compensation arrangements	11.0	33.9

Net cash used in financing activities	(347.8)	(122.9)

Effect of exchange rate changes on cash and cash equivalents	(29.6)	35.7

Net increase in cash and cash equivalents	22.8	240.5
Cash and cash equivalents at beginning of period	551.5	563.9

Cash and cash equivalents at end of period	$574.3	$804.4

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2009 will end on March 28, 2009 and will be a 52-week period (“Fiscal 2009”). Fiscal year 2008 ended on March 29, 2008 and reflected a 52-week period (“Fiscal 2008”). In turn, the third quarter for Fiscal 2009 ended on December 27, 2008 and was a 13-week period. The third quarter for Fiscal 2008 ended on December 29, 2007 and was also a 13-week period.

The financial position and operating results of the Company’s consolidated Polo Ralph Lauren Japan Corporation (“PRL Japan”) and Impact 21 Co., Ltd. (“Impact 21”) entities located in Japan are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month and nine-month periods ended December 27, 2008 and December 29, 2007 include the operating results of PRL Japan and Impact 21 for the three-month and nine-month periods ended November 30, 2008 and November 30, 2007, respectively. The net effect of this reporting lag is not material to the unaudited interim consolidated financial statements.

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

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended December 27, 2008 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2009.

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

Retail store revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company’s retail internet sites at RalphLauren.com and Rugby.com is recognized upon delivery and receipt of the shipment by its customers. Such revenue also is reduced by an estimate of returns.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(millions)

Basic	98.8	101.6	99.2	102.7
Dilutive effect of stock options, restricted stock and restricted stock units	1.9	2.7	2.4	3.0

Diluted shares	100.7	104.3	101.6	105.7

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Such performance-based restricted stock units only are included in the computation of diluted shares to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 27, 2008 and December 29, 2007, approximately 2.7 million and approximately 1.8 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of service and performance-based restricted stock units were excluded from the diluted share calculations.

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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(millions)

Beginning reserve balance	$167.4	$151.6	$161.1	$129.4
Amount charged against revenue to increase reserve	115.7	120.8	346.4	355.4
Amount credited against customer accounts to decrease reserve	(111.9)	(116.8)	(331.2)	(331.7)
Foreign currency translation	(3.0)	1.0	(8.1)	3.5

Ending reserve balance	$168.2	$156.6	$168.2	$156.6

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

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(millions)

Beginning reserve balance	$13.7	$9.0	$10.9	$8.7
Amount charged to expense to increase reserve	1.2	0.6	5.0	1.5
Amount written off against customer accounts to decrease reserve	(0.4)	(0.4)	(0.8)	(1.4)
Foreign currency translation	(0.4)	0.2	(1.0)	0.6

Ending reserve balance	$14.1	$9.4	$14.1	$9.4

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Europe and Asia and extends credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has seven key department-store customers that generate significant sales volume. For Fiscal 2008, these customers contributed approximately 50% of all wholesale revenues. Further, as of December 27, 2008, these customers represented approximately 40% of gross accounts receivable.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of FAS 141R. FAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for the Company as of the beginning of Fiscal 2010 and its application is not expected to have a material effect on the Company’s consolidated financial statements.

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

Fiscal 2009 Transactions

Japanese Childrenswear and Golf Acquisition

On August 1, 2008, in connection with the transition of the Polo-branded childrenswear and golf apparel businesses in Japan from a licensed to a wholly owned operation, the Company acquired certain net assets (including certain inventory) from Naigai Co. Ltd. (“Naigai”) in exchange for a payment of approximately ¥2.8 billion (approximately $26 million as of the acquisition date) and certain other consideration (the “Japanese Childrenswear and Golf Acquisition”). The Company funded the Japanese Childrenswear and Golf Acquisition with available cash on-hand. Naigai was the Company’s licensee for childrenswear, golf apparel and hosiery under the Polo by Ralph Lauren and Ralph Lauren brands in Japan. In conjunction with the Japanese Childrenswear and Golf Acquisition, the Company also entered into an additional 5-year licensing and design-related agreement with Naigai for Polo and Chaps-branded hosiery in Japan and a transition services agreement for the provision of a variety of operational, human resources and information systems-related services over a period of up to eighteen months from the date of the closing of the transaction.

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

The results of operations for the Polo-branded childrenswear and golf apparel businesses in Japan have been consolidated in the Company’s results of operations commencing August 2, 2008.

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

6.	Inventories

Inventories consist of the following:

	December 27,	March 29,	December 29,
	2008	2008	2007
	(millions)

Raw materials	$4.6	$6.7	$5.6
Work-in-process	1.4	1.7	1.2
Finished goods	579.1	506.5	574.4

Total inventory	$585.1	$514.9	$581.2

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Impairment of Assets

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

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and nine-month periods ended December 27, 2008 is presented below:

	Three Months	Nine Months
	Ended	Ended
	December 27,	December 27,
	2008	2008
	(millions)

Unrecognized tax benefits beginning balance	$121.8	$117.5
Additions (reductions) related to current period tax positions	1.0	4.4
Additions (reductions) related to prior periods tax positions	(0.3)	8.8
Additions (reductions) related to settlements with taxing authorities	(10.2)	(15.8)
Additions (reductions) charged to cumulative translation adjustment	(1.4)	(4.0)

Unrecognized tax benefits ending balance	$110.9	$110.9

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and nine-month periods ended December 27, 2008 is presented below:

	Three Months	Nine Months
	Ended	Ended
	December 27,	December 27,
	2008	2008
	(millions)

Accrued interest and penalties beginning balance	$47.1	$48.0
Additions (reductions) charged to expense	2.2	9.3
Additions (reductions) related to settlements with taxing authorities	(9.3)	(16.8)
Additions (reductions) charged to cumulative translation adjustment	(0.3)	(0.8)

Accrued interest and penalties ending balance	$39.7	$39.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total liability for unrecognized tax benefits, including interest and penalties, was $150.6 million as of December 27, 2008. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $111.5 million as of December 27, 2008.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $20 million during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2000.

9.	Debt

Euro Debt

The Company has outstanding approximately €300 million principal amount of 4.5% notes due October 4, 2013 (the “2006 Euro Debt”). The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest. The indenture governing the 2006 Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of December 27, 2008, the carrying value of the 2006 Euro Debt was $419.6 million, compared to $472.8 million as of March 29, 2008.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of December 27, 2008, there were no borrowings outstanding under the Credit Facility, and the Company was contingently liable for $18.3 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of December 27, 2008, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

December 27, 2008(a)
(millions)

Financial assets carried at fair value:
Derivative financial instruments	$19.9
Auction rate securities	2.4

Total	$22.3

Financial liabilities carried at fair value:
Derivative financial instruments	$10.6

Total	$10.6

(a)	Based on Level 2 measurements.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative financial instruments designated as cash flow hedges are recorded at fair value in the Company’s consolidated balance sheets and, to the extent these instruments are highly effective at reducing the risk associated with the exposure being hedged, the related unrealized gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income. The Company’s derivative financial instruments are valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. The Company mitigates the impact of counterparty credit risk by entering into contracts with select financial institutions based on credit ratings and other factors, adhering to established limits for credit exposure and continually assessing the creditworthiness of counterparties. Changes in counterparty credit risk are considered in the valuation of derivative financial instruments. The Company’s derivative financial instruments have been classified as Level 2 assets or liabilities as of December 27, 2008.

The Company’s auction rate securities are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets, with unrealized gains and losses deferred in stockholders’ equity as a component of accumulated other comprehensive income. Third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recently successful traded securities, and the total principal balance of each security. Auction rate securities have been classified as Level 2 assets as of December 27, 2008.

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

The following table summarizes the Company’s outstanding derivative instruments as of December 27, 2008:

					Balance	Asset	Balance	(Liability)
	Hedge		Notional	Fair	Sheet	Carrying	Sheet	Carrying
Instrument(a)	Type(b)	Hedged Item	Amount	Value	Location(c)	Value	Location(c)	Value
					(millions)

Forward Sale Contracts	CF	USD inventory purchases by EUR-functional sub	$257.0	$13.1	(d)	$13.3	AE	$(0.2)
Forward Sale Contracts	CF	EUR royalty payments	26.9	2.3	PP	2.3	—	—
Forward Sale Contracts	CF	JPY royalty payments	72.8	(5.6)	—	—	(e)	(5.6)
Forward Sale Contracts	UN	USD inventory purchases by JPY-functional sub	16.3	(1.4)	—	—	AE	(1.4)
Forward Sale Contracts	UN	GBP-denominated revenues	10.9	2.1	PP	2.1	—	—
Forward Purchase Contracts	CF	EUR interest payment	17.9	1.0	PP	1.0	—	—
Forward Purchase Contracts	CF	EUR marketing contributions	6.0	(0.5)	—	—	AE	(0.5)
Forward Purchase Contracts	CF	EUR inventory purchases	31.1	(0.9)	PP	0.9	AE	(1.8)
Forward Purchase Contracts	CF	CHF obligations	5.7	0.3	PP	0.3	—	—
Forward Sale Contracts	UN	Other contracts	10.2	(1.1)	—	—	AE	(1.1)
Euro Debt	NI	EUR net investment	419.6	(315.4)	—	—	LTD	(419.6)

			$874.4	$(306.1)		$19.9		$(430.2)

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Forward Sale Contracts = Forward exchange contracts for sale of foreign currencies; Forward Purchase Contracts = Forward exchange contracts for purchase of foreign currencies; Euro Debt = €300 million principal notes due October 2013.

(b)	CF = Cash flow hedge; UN = Undesignated hedge; NI = Net investment hedge.

(c)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(d)	$11.2 million included within PP and $2.1 million included within OA.

(e)	$4.1 million included within AE and $1.5 million included within ONCL.

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

The Company records the above described foreign currency exchange contracts at fair value in its consolidated balance sheets. Foreign currency exchange contracts designated as cash flow hedges at hedge inception are accounted for in accordance with FAS 133. As such, to the extent these hedges are effective, the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains and losses are then recognized in our consolidated statements of operations in the period in which the underlying transaction affects earnings. To the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the hedged item, any changes in fair value relating to the ineffective portion are immediately recognized in earnings.

The Company reclassified from accumulated other comprehensive income into earnings net losses on foreign currency exchange contracts of approximately $6.1 million and $10.5 million during the three-month and nine-month periods ended December 27, 2008, respectively, and net losses of $0.9 million and $1.2 million during the three-month and nine-month periods ended December 29, 2007, respectively. These amounts represented the effective portion of gains and losses on derivative instruments qualifying as cash flow hedges. No material gains or losses relating to ineffective hedges were recognized during the three-month and nine-month periods ended December 27, 2008. The Company recognized losses in earnings of $0.8 million and $2.9 million related to ineffective hedges during the three-month and nine-month periods ended December 29, 2007, respectively. In addition, the Company recognized net losses in earnings of $2.9 million and $2.3 million within foreign currency gains (losses) related to undesignated foreign currency hedge contracts during the three-month and nine-month periods ended December 27, 2008, respectively. No related material gains or losses were recognized during the three-month or nine-month periods ended December 29, 2007.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forward Foreign Currency Exchange Contracts — Other

During the first quarter of Fiscal 2009, the Company entered into a foreign currency exchange contract with a notional value of $4.8 million hedging the foreign currency exposure related to an intercompany term loan provided by Polo Fin B.V. to Polo JP Acqui B.V. in connection with the Japanese Business Acquisitions minority squeeze-out, as discussed in Note 5. This contract, which hedged the foreign currency exposure related to a Yen-denominated payment during the first quarter of Fiscal 2009, did not qualify under FAS 133 for hedge accounting treatment. No related material gains or losses were recognized during the three-month and nine-month periods ended December 27, 2008.

During the first quarter of Fiscal 2008, the Company entered into foreign currency option contracts with a notional value of $159 million giving the Company the right, but not the obligation, to purchase foreign currencies at fixed rates by May 23, 2007. These contracts hedged the majority of the foreign currency exposure related to the financing of the Japanese Business Acquisitions, but did not qualify under FAS 133 for hedge accounting treatment. The Company did not exercise the contracts and, as a result, recognized a loss of $1.6 million during the nine months ended December 29, 2007.

11.	Stockholders’ Equity

Summary of Changes in Stockholders’ Equity

	Nine Months Ended
	December 27,	December 29,
	2008	2007
	(millions)

Balance at beginning of period	$2,389.7	$2,334.9
Cumulative effect of adopting FIN 48	—	(62.5)
Comprehensive income:
Net income	361.5	316.3
Foreign currency translation adjustments	(36.6)	83.8
Net realized and unrealized gains (losses) on derivative financial instruments	64.3	(34.1)
Net unrealized gains (losses) on available-for-sale investments	0.3	—

Total comprehensive income	389.5	366.0

Cash dividends declared	(14.9)	(15.3)
Repurchases of common stock	(145.8)	(341.0)
Shares issued and equity grants made pursuant to stock compensation plans	75.9	118.0

Balance at end of period	$2,694.4	$2,400.1

Common Stock Repurchase Program

In May 2008, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the nine months ended December 27, 2008, 1.8 million shares of Class A common stock were repurchased by the Company at a cost of $126.2 million under its repurchase program. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. The remaining availability under the common stock repurchase program was approximately $266 million as of December 27, 2008.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, during the nine months ended December 27, 2008, 0.3 million shares of Class A common stock at a cost of $19.6 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”).

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share annually, on its common stock. The third quarter Fiscal 2009 dividend of $0.05 per share was declared on December 16, 2008, payable to shareholders of record at the close of business on December 26, 2008, and paid on January 9, 2009. Dividends paid amounted to $14.9 million during the nine months ended December 27, 2008 and $15.5 million during the nine months ended December 29, 2007.

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

Impact on Results

The Company granted its Fiscal 2009 annual stock-based compensation awards in the second quarter of Fiscal 2009. Due to the timing of grants of stock-based compensation awards, stock-based compensation cost recognized during the three-month and nine-month periods ended December 27, 2008 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2009.

A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(millions)

Compensation expense	$(14.6)	$(20.0)	$(37.3)	$(49.5)

Income tax benefit	$5.4	$5.8	$13.7	$14.7

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended December 27, 2008 and December 29, 2007 were as follows:

	Nine Months Ended
	December 27,	December 29,
	2008	2007

Expected term (years)	4.3	4.8
Expected volatility	32.1%	29.9%
Expected dividend yield	0.29%	0.26%
Risk-free interest rate	3.0%	4.7%
Weighted-average option grant date fair value	$17.27	$32.96

A summary of the stock option activity under all plans during the nine months ended December 27, 2008 is as follows:

Number of
Shares
(thousands)

Options outstanding at March 29, 2008	6,011
Granted	861
Exercised	(987)
Cancelled/Forfeited	(107)

Options outstanding at December 27, 2008	5,778

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The Company’s weighted-average grant date fair values of restricted stock shares and RSUs granted during the nine months ended December 27, 2008 and December 29, 2007 were as follows:

	Nine Months Ended
	December 27,	December 29,
	2008	2007

Weighted-average grant date fair value of restricted stock	$59.22	$87.85
Weighted-average grant date fair value of service-based RSUs	64.73	100.56
Weighted-average grant date fair value of performance-based RSUs	57.53	87.02

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

A summary of the restricted stock and RSU activity during the nine months ended December 27, 2008 is as follows:

		Service-based	Performance-
	Restricted Stock	RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
	(thousands)

Nonvested at March 29, 2008	34	667	1,354
Granted	7	175	531
Vested	(16)	(102)	(616)
Cancelled	(1)	—	(96)

Nonvested at December 27, 2008	24	740	1,173

13.	Commitments and Contingencies

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

California Labor Law Litigation

On March 2, 2006, a former employee at our Club Monaco store in Los Angeles, California filed a lawsuit against the Company in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiff purported to represent a class of Club Monaco store employees who allegedly were injured by being improperly classified as exempt employees and thereby did not receive compensation for overtime and did not receive meal and rest breaks. The complaint sought an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2007, eleven former and then current employees of the Company’s Club Monaco stores in California filed a lawsuit in Los Angeles Superior Court alleging similar claims as the Club Monaco action in San Francisco. The complaint sought an unspecified amount of compensatory damages, attorneys’ fees and punitive damages. The parties to these two Club Monaco litigations agreed to retain a mediator in an effort to resolve both matters and recently agreed to settle all claims involving both litigations at an aggregate cost of $1.2 million. The terms of the settlement were recently approved by both the Los Angeles and San Francisco courts.

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

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties. The terms of the final settlement remain subject to court approval and the resolution of the amount of attorneys’ fees payable to plaintiffs’ counsel in connection with these lawsuits. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009.

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

Net revenues and operating income for each segment are as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(millions)

Net revenues:
Wholesale	$655.0	$626.7	$2,075.7	$1,972.5
Retail	547.1	588.5	1,570.1	1,512.5
Licensing	49.9	54.6	148.7	154.2

Total net revenues	$1,252.0	$1,269.8	$3,794.5	$3,639.2

Operating income:
Wholesale	$129.8	$104.3	$448.9	$387.7
Retail	57.5	94.4	182.1	210.3
Licensing	27.5	25.5	78.4	70.1

	214.8	224.2	709.4	668.1
Less:
Unallocated corporate expenses and restructuring charges(a)	(48.2)	(53.5)	(153.3)	(158.9)

Total operating income	$166.6	$170.7	$556.1	$509.2

(a)	The three-month and nine-month periods ended December 27, 2008 include restructuring charges of $1.5 million, of which $0.8 million related to the Retail segment and $0.7 million related to the Wholesale segment.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(millions)

Depreciation and amortization:
Wholesale	$17.7	$18.6	$40.9	$47.7
Retail	15.8	19.0	61.4	53.1
Licensing	0.3	5.6	1.8	15.1
Unallocated corporate expenses	11.1	9.8	33.9	31.7

Total depreciation and amortization	$44.9	$53.0	$138.0	$147.6

15.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(millions)

Cash paid for interest	$21.6	$19.5	$23.8	$21.5

Cash paid for income taxes	$48.8	$53.9	$128.3	$180.6

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $12.5 million for the nine months ended December 27, 2008 and $42.5 million for the nine months ended December 29, 2007. Significant non-cash investing activities during the nine months ended December 27, 2008 also included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Childrenswear and Golf Acquisition (see Note 5 for further discussion). Significant non-cash investing activities during the nine months ended December 29, 2007 included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition (each as defined and discussed in Note 5 of the Fiscal 2008 10-K).

In addition, as a result of the adoption of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109” (“FIN 48”), the Company recognized a non-cash $62.5 million reduction in retained earnings as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007.

There were no other significant non-cash investing or financing activities for the nine months ended December 27, 2008 or December 29, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to expand internationally;

•	the impact of the global economic crisis on the ability of our customers, suppliers and vendors to access sources of liquidity;

•	the impact of the significant downturn in the global economy on consumer purchases of premium lifestyle products that we offer for sale;

•	our plans to open new retail stores;

•	our ability to make certain strategic acquisitions of certain selected licenses held by our licensees;

•	our intention to introduce new products or enter into new alliances;

•	anticipated effective tax rates in future years;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability; and

•	our efforts to improve the efficiency of our distribution system.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 29, 2008 (the “Fiscal 2008 10-K”) and in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008 (the “Second Quarter Fiscal 2009 10-Q”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2009 will end on March 28, 2009 and will be a 52-week period (“Fiscal 2009”). Fiscal year 2008 ended on March 29, 2008 and reflected a 52-week period (“Fiscal 2008”). In turn, the third quarter for Fiscal 2009 ended on December 27, 2008 and was a 13-week period. The third quarter for Fiscal 2008 ended on December 29, 2007 and also was a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and nine-month periods ended December 27, 2008. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 27, 2008 and December 29, 2007.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine-month periods ended December 27, 2008 and December 29, 2007, as well as a discussion of our financial condition and liquidity as of December 27, 2008 as compared to the end of Fiscal 2008. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in our financial condition and contractual obligations since the end of Fiscal 2008.

•	Market risk management. This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2008.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2008. Significant changes include those considered to be important to our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2008 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been issued, but which we have not yet adopted.

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

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday periods in the Retail segment. Accordingly, our operating results for the three-month and nine-month periods ended December 27, 2008, and our cash flows for the nine-month period ended December 27, 2008 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2009.

Summary of Financial Performance

Global Economic Developments

Over the course of the past year, the global economic environment has deteriorated significantly and has evolved into what is commonly called a “global economic crisis.” Negative developments include declining values in real estate, restricted criteria for obtaining credit and capital, liquidity concerns for most borrowers, the failure of certain major financial institutions, rising unemployment, and recent significant declines and volatility in global financial markets. In response to these unprecedented economic conditions, the United States and many international countries have taken measures to stabilize the state of their financial systems. Notwithstanding these measures, consumer confidence in the U.S. as measured by the Conference Board reached an all-time low in December 2008.

We believe that the global economic crisis has negatively impacted the level of consumer spending for discretionary items over the course of the past year and through January 2009. This has negatively affected our business as it is highly dependent on consumer demand for our products. Despite the more challenging economic environment that affected both the Company’s wholesale customers and retail channels, we continued to experience reported revenue growth during the nine months ended December 27, 2008.

However, beginning in October 2008, our Retail segment began to experience sharp declines in comparative store sales, as did many of our traditional wholesale customers. Worsening global macroeconomic conditions and a contraction in the anticipated level of consumer spending will likely continue to have a negative effect on our sales and operating margins across all segments for the foreseeable future.

We continue to evaluate strategies to focus on operational efficiencies on a Company-wide basis, conservatively managing our inventory levels, and reducing capital spending, which may necessitate additional actions going forward.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A. “Risk Factors” in our Fiscal 2008 10-K and Part II, Item 1A. “Risk Factors” in our Second Quarter Fiscal 2009 10-Q.

Operating Results

Three Months Ended December 27, 2008 Compared to Three Months Ended December 29, 2007

During the third quarter of Fiscal 2009, we reported revenues of $1.252 billion, net income of $105.3 million and net income per diluted share of $1.05. This compares to revenues of $1.270 billion, net income of $112.7 million and net income per diluted share of $1.08 during the third quarter of Fiscal 2008.

Our operating performance for the three months ended December 27, 2008 was primarily affected by a 1.4% decline in revenues, principally due to decreased global Retail store sales associated with the current negative global economic environment and net unfavorable foreign currency effects. These decreases were partially offset by increased revenues from our global Wholesale business, particularly in Europe and Japan, and continued growth in RalphLauren.com and Rugby.com (collectively, “RalphLauren.com”) sales. We also experienced an increase in gross profit percentage of 20 basis points to 53.5%, primarily due to the growth of our European and Japanese Wholesale operations, offset in part by increased markdown activity and higher reductions in the carrying cost of our retail inventory attributable to the current economic downturn. Selling, general and administrative (“SG&A”) expenses increased during the third quarter of Fiscal 2009 attributable largely to our new business initiatives.

Net income and net income per diluted share decreased during the third quarter of Fiscal 2009 as compared to the third quarter of Fiscal 2008, principally due to a $4.1 million decrease in operating income and a $2.0 million increase in the provision for income taxes.

Nine Months Ended December 27, 2008 Compared to Nine Months Ended December 29, 2007

During the nine months ended December 27, 2008, we reported revenues of $3.794 billion, net income of $361.5 million and net income per diluted share of $3.56. This compares to revenues of $3.639 billion, net income of $316.3 million and net income per diluted share of $2.99 during the nine months ended December 29, 2007.

Our operating performance for the nine months ended December 27, 2008 was primarily driven by 4.3% revenue growth, principally due to the inclusion of nine months of revenues from the newly launched American Living product line, increased revenues from our European and Japanese Wholesale businesses, continued growth in RalphLauren.com sales and favorable foreign currency effects. These increases were partially offset by a net decline in comparable global Retail store sales and lower Wholesale sales to our traditional department and specialty store customers in the U.S. associated with the current negative global economic environment. We also experienced an increase in gross profit percentage of 120 basis points to 55.2%, primarily due to the growth of our European and Japanese Wholesale operations, as well as the net decrease of unfavorable purchase accounting effects in our Wholesale and Retail segments. These increases were partially offset by increased markdown activity and higher reductions in the carrying cost of our retail inventory. SG&A expenses increased during the nine months ended December 27, 2008 attributable largely to our new business initiatives.

Net income and net income per diluted share increased during the nine months ended December 27, 2008 as compared to the nine months ended December 29, 2007, principally due to a $46.9 million increase in operating income, offset in part by a $4.8 million increase in the provision for income taxes.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the third quarter of Fiscal 2009 in a net cash position (total cash and cash equivalents less total debt) of $154.7 million, compared to a net debt position (total debt less total cash and cash equivalents) of $127.7 million as of the end of Fiscal 2008.

The increase in our net cash position as of December 27, 2008 as compared to a net debt position as of March 29, 2008 was primarily due to growth in operating cash flows, partially offset by our treasury stock repurchases, capital expenditures and the funding of our recent Japanese Childrenswear and Golf Acquisition (as defined under “Recent Developments”). Our short-term investments, classified in our consolidated balance sheets outside of cash and cash equivalents, increased to $305.9 million as of December 27, 2008, compared to $74.3 million as of the end of Fiscal 2008. Our stockholders’ equity increased to $2.694 billion as of December 27, 2008, compared to $2.390 billion as of March 29, 2008. This increase was primarily due to our net income during the nine months ended December 27, 2008, offset in part by our share repurchase activity.

We generated $750.8 million of cash from operations during the nine months ended December 27, 2008, compared to $699.8 million during the nine months ended December 29, 2007. We used our cash availability to support our common stock repurchase program, to reinvest in our business through capital spending, to fund our recent Japanese Childrenswear and Golf Acquisition for approximately $26.0 million, and to repay $196.8 million of debt that matured in May 2008 relating to our Japanese Business Acquisitions (as defined under “Recent Developments”). In particular, we used $169.8 million to repurchase 2.5 million shares of Class A common stock. We also spent $129.9 million for capital expenditures primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three-month and nine-month periods ended December 27, 2008 and December 29, 2007 has been affected by acquisitions that occurred in the second quarter of Fiscal 2009, the first quarter of Fiscal 2008 and the fourth quarter of Fiscal 2007. Specifically, the Company completed the Japanese Childrenswear and Golf Acquisition on August 1, 2008 (as defined and discussed under “Recent Developments”), the Japanese Business Acquisitions on May 29, 2007, the Small Leathergoods Business Acquisition on April 13, 2007 and the RL Media Minority Interest Acquisition on March 28, 2007 (each as defined and discussed in Note 5 of the Fiscal 2008 10-K).

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

Recent Developments

Japanese Childrenswear and Golf Acquisition

On August 1, 2008, in connection with the transition of the Polo-branded childrenswear and golf apparel businesses in Japan from a licensed to a wholly owned operation, the Company acquired certain net assets (including certain inventory) from Naigai Co. Ltd. (“Naigai”) in exchange for a payment of approximately ¥2.8 billion (approximately $26 million as of the acquisition date) and certain other consideration (the “Japanese Childrenswear and Golf Acquisition”). The Company funded the Japanese Childrenswear and Golf Acquisition with available cash on-hand. Naigai was the Company’s licensee for childrenswear, golf apparel and hosiery under the Polo by Ralph Lauren and Ralph Lauren brands in Japan. In conjunction with the Japanese Childrenswear and Golf Acquisition, the Company also entered into an additional 5-year licensing and design-related agreement with Naigai for Polo and Chaps-branded hosiery in Japan and a transition services agreement for the provision of a variety of operational, human resources and information systems-related services over a period of up to eighteen months from the date of the closing of the transaction.

The results of operations for the Polo-branded childrenswear and golf apparel businesses in Japan have been consolidated in the Company’s results of operations commencing August 2, 2008.

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

American Living

In Fiscal 2008, the Company launched American Living, a new lifestyle brand created exclusively in the U.S. for distribution by J.C. Penney Company, Inc. (“JCPenney”) through the Company’s Global Brand Concepts (“GBC”) group. The Company began shipping related product to JCPenney in December 2007 to support the launch of this new product line. American Living sales are expected to be affected by the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section).

RESULTS OF OPERATIONS

Three Months Ended December 27, 2008 Compared to Three Months Ended December 29, 2007

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	December 27,	December 29,
	2008	2007	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,252.0	$1,269.8	$(17.8)	(1.4)%
Cost of goods sold(a)	(582.3)	(593.3)	11.0	(1.9)%

Gross profit	669.7	676.5	(6.8)	(1.0)%
Gross profit as % of net revenues	53.5%	53.3%
Selling, general and administrative expenses(a)	(496.5)	(492.2)	(4.3)	0.9%
SG&A as % of net revenues	39.7%	38.8%
Amortization of intangible assets	(5.1)	(13.6)	8.5	(62.5)%
Restructuring charges	(1.5)	—	(1.5)	NM

Operating income	166.6	170.7	(4.1)	(2.4)%
Operating income as % of net revenues	13.3%	13.4%
Foreign currency gains (losses)	(5.4)	(2.2)	(3.2)	145.5%
Interest expense	(7.4)	(6.8)	(0.6)	8.8%
Interest and other income, net	5.4	2.5	2.9	116.0%
Equity in income (loss) of equity-method investees	(1.1)	(0.6)	(0.5)	83.3%
Minority interest expense	—	(0.1)	0.1	(100.0)%

Income before provision for income taxes	158.1	163.5	(5.4)	(3.3)%
Provision for income taxes	(52.8)	(50.8)	(2.0)	3.9%

Effective tax rate(b)	33.4%	31.1%
Net income	$105.3	$112.7	$(7.4)	(6.6)%

Net income per common share — Basic	$1.07	$1.11	$(0.04)	(3.6)%

Net income per common share — Diluted	$1.05	$1.08	$(0.03)	(2.8)%

(a)	Includes total depreciation expense of $39.8 million and $39.4 million for the three-month periods ended December 27, 2008 and December 29, 2007, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.  Net revenues decreased by $17.8 million, or 1.4%, to $1.252 billion in the third quarter of Fiscal 2009 from $1.270 billion in the third quarter of Fiscal 2008. The decrease was principally due to decreased global Retail sales and net unfavorable foreign currency effects, partially offset by increased Wholesale revenues. Excluding the effect of foreign currency, net revenues decreased by 0.2%. On a reported basis, Retail revenues decreased by $41.4 million primarily as a result of a decrease in comparable global Retail store sales largely associated with the current negative global economic environment, partially offset by continued store expansion and growth in RalphLauren.com sales. Wholesale revenues increased by $28.3 million, primarily as a result of increased revenues from our European and Japanese businesses, offset in part by a net sales decline in our core domestic product lines. Licensing revenue decreased $4.7 million, primarily due to a decrease in international licensing royalties as a result of the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Net revenues for our three business segments are provided below:

	Three Months Ended
	December 27,	December 29,
	2008	2007	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$655.0	$626.7	$28.3	4.5%
Retail	547.1	588.5	(41.4)	(7.0)%
Licensing	49.9	54.6	(4.7)	(8.6)%

Total net revenues	$1,252.0	$1,269.8	$(17.8)	(1.4)%

Wholesale net revenues — The net increase primarily reflects:

•	a net $18 million increase in our Japanese operations on a constant currency basis primarily as a result of the inclusion of revenues from the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion), offset in part by sales declines in our core businesses; and

•	a net $15 million increase in our European businesses on a constant currency basis driven by increased sales in our menswear and womenswear product lines, partially offset by a decrease in our childrenswear product line.

The above increases were partially offset by:

•	a $3 million net decrease in revenues due to an unfavorable foreign currency effect related to the weakening of the Euro, largely offset by a favorable foreign currency effect related to the strengthening of Yen, in comparison to the U.S. dollar during the third quarter of Fiscal 2009; and

•	a $2 million aggregate net decrease in our domestic businesses primarily due to reduced shipments across our core womenswear and childrenswear product lines as a result of the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section). Offsetting this decrease was increased revenues from the American Living product line due to the launch of additional product categories throughout Fiscal 2009, an increase in our core menswear product line due to improved sell-through performance, and an increase in footwear sales attributable to increased door penetration.

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

The net decrease in retail net revenues primarily reflects:

•	a $66 million aggregate net decrease in comparable store sales driven by our global full-price and domestic factory stores, including a net aggregate unfavorable foreign currency effect of $11 million. This net decrease was attributable to decreases in comparable store sales as provided below:

Three Months
Ended
December 27, 2008

Decreases in comparable store sales as reported:
Full-price Ralph Lauren store sales	(21.7)%
Full-price Club Monaco store sales	(17.2)%
Factory store sales	(9.1)%
Total decrease in comparable store sales as reported	(13.5)%

Decreases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	(19.5)%
Full-price Club Monaco store sales	(17.2)%
Factory store sales	(6.6)%
Total decrease in comparable store sales excluding the effect of foreign currency	(11.4)%

The above decrease was partially offset by:

•	an $18 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in global store count of 23 stores, to a total of 332 stores, as compared to the third quarter of Fiscal 2008. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings; and

•	a $7 million, or 15.2%, increase in RalphLauren.com sales.

Licensing revenue — The net decrease primarily reflects:

•	a $6 million decrease in international licensing royalties, primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

The above decrease was partially offset by:

•	a $1 million increase in domestic and home licensing royalties, primarily driven by the inclusion of royalties for American Living.

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

Gross profit decreased by $6.8 million, or 1.0%, to $669.7 million in the third quarter of Fiscal 2009 from $676.5 million in the third quarter of Fiscal 2008. Gross profit as a percentage of net revenues increased by 20 basis points to 53.5% for the three months ended December 27, 2008 from 53.3% for the three months ended December 29, 2007, primarily driven by continued strength in our European Wholesale businesses, as well as growth in our Japanese Wholesale operations due to the Japanese Childrenswear and Golf Acquisition. This increase was partially offset by increased markdown activity and higher reductions in the carrying cost of our retail inventory due to the current economic downturn.

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

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $4.3 million, or 0.9%, to $496.5 million in the third quarter of Fiscal 2009 from $492.2 million in the third quarter of Fiscal 2008. The increase included approximately $4 million of a net favorable foreign currency effect, primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, in comparison to the U.S. dollar during the third quarter of Fiscal 2009. SG&A expenses as a percent of net revenues increased 90 basis points to 39.7% for the three months ended December 27, 2008 from 38.8% for the three months ended December 29, 2007 attributable largely to our new business initiatives. The $4.3 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $14 million related to our newly acquired Japanese Childrenswear and Golf operations, including costs incurred pursuant to transition service arrangements (see “Recent Developments” for further discussion);

•	an approximate $7 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open in Fiscal 2010; and

•	an approximate $4 million increase in litigation-related charges due to the reversal of a reserve related to credit card matters in the comparable prior year period.

The above increases were partially offset by:

•	an approximate $11 million decrease in brand-related marketing and advertising costs due in part to the absence of costs associated with the Company’s 40th Anniversary celebration in the comparable prior year period; and

•	an approximately $5 million decrease in compensation-related costs primarily due to lower stock-based compensation expense largely driven by a decrease in the Company’s share price as of the date of its annual equity award grant in the second quarter of Fiscal 2009 compared to the share price as of the comparable grant date in Fiscal 2008.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $8.5 million, or 62.5%, to $5.1 million in the third quarter of Fiscal 2009 from $13.6 million in the third quarter of Fiscal 2008. The decrease was primarily due to the absence of the amortization of the licenses acquired in the Japanese Business Acquisitions, which were fully amortized by the end of Fiscal 2008 (see “Recent Developments” for further discussion).

Restructuring Charges.  During the third quarter of Fiscal 2009, the Company recognized $1.5 million of restructuring charges primarily related to severance costs associated with its sourcing and retail operations. No restructuring charges were recorded during the third quarter of Fiscal 2008.

Operating Income.  Operating income decreased by $4.1 million, or 2.4%, to $166.6 million in the third quarter of Fiscal 2009 from $170.7 million in the third quarter of Fiscal 2008. Operating income as a percentage of net revenues decreased 10 basis points to 13.3% for the three months ended December 27, 2008 from 13.4% for the three months ended December 29, 2007. The decrease in operating income as a percentage of net revenues primarily reflected an increase in SG&A expenses, partially offset by an increase in gross profit margin and a decrease in amortization of intangible assets, as previously discussed.

Operating income as reported for our three business segments is provided below:

	Three Months Ended
	December 27,	December 29,
	2008	2007	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$129.8	$104.3	$25.5	24.4%
Retail	57.5	94.4	(36.9)	(39.1)%
Licensing	27.5	25.5	2.0	7.8%

	214.8	224.2	(9.4)	(4.2)%
Less:
Unallocated corporate expenses and restructuring charges	(48.2)	(53.5)	5.3	(9.9)%

Total operating income	$166.6	$170.7	$(4.1)	(2.4)%

Wholesale operating income increased by $25.5 million primarily due to higher revenues, as well as improved gross margin largely driven by our European and Japanese wholesale operations. The increase also was due to decreased amortization of intangible assets due to the absence of the amortization of the license acquired in the Japanese Business Acquisitions. These increases were partially offset by higher SG&A expenses attributable largely to our new business initiatives.

Retail operating income decreased by $36.9 million primarily as a result of lower revenues, as well as a decline in gross margin largely driven by increased markdown activity and higher reductions in the carrying cost of our retail inventory primarily in our full-price retail stores. The decrease also was due to higher rent and occupancy costs, offset in part by lower compensation and related costs.

Licensing operating income increased by $2.0 million primarily as a result of a decrease in amortization of intangible assets due to the absence of the license acquired in the Japanese Business Acquisitions, as well as an increase in domestic and home licensing royalties primarily driven by the inclusion of royalties for American Living. These increases were offset in part by a net decrease in international royalties primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Unallocated corporate expenses decreased $5.3 million primarily as a result of a decrease in brand-related marketing and advertising costs, as well as lower compensation-related costs principally due to a decrease in stock-based compensation expense.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $5.4 million in the third quarter of Fiscal 2009, compared to a loss of $2.2 million in the third quarter of Fiscal 2008. The current period loss included a $1.9 million loss on an undesignated foreign currency hedge contract. Excluding the aforementioned loss, foreign currency losses increased for the three months ended December 27, 2008 as compared to the three months ended December 29, 2007, primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense increased by $0.6 million, to $7.4 million in the third quarter of Fiscal 2009 from $6.8 million in the third quarter of Fiscal 2008. This increase was primarily due to an increase in interest expense related to capital lease obligations, offset in part by the absence of interest expense related to borrowings under a one-year term loan agreement repaid by the Company in May 2008 and favorable foreign currency effects related to the outstanding Euro-denominated debt.

Interest and Other Income, net.  Interest and other income, net, increased by $2.9 million, to $5.4 million in the third quarter of Fiscal 2009 from $2.5 million in the third quarter of Fiscal 2008. This increase was primarily driven by an increase in our European invested cash balance, offset in part by a decrease in our domestic investments.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $1.1 million in the third quarter of Fiscal 2009 and $0.6 million in the third quarter of Fiscal 2008 related to certain start-up costs associated with the recently formed joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which the Company accounts for under the equity method of accounting.

Minority Interest Expense.  Minority interest expense of $0.1 million in the third quarter of Fiscal 2008 related to the Company’s remaining 50% interest in PRL Japan, which was acquired in May 2007, and the allocation of Impact 21’s net income to the holders of the 80% interest not owned by the Company prior to the closing date of the related tender offer. No minority interest expense was recorded in the third quarter of Fiscal 2009.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $2.0 million, or 3.9%, to $52.8 million in the third quarter of Fiscal 2009 from $50.8 million in the third quarter of Fiscal 2008. The increase in provision for income taxes was primarily due to an increase in our reported effective tax rate of 230 basis points, to 33.4% for the three months ended December 27, 2008 from 31.1% for the three months ended December 29, 2007. The higher effective tax rate was primarily a result of favorable tax audit settlements that occurred in the comparable prior year period, partially offset by a greater proportion of earnings generated in lower-taxed jurisdictions in the current year period. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income.  Net income decreased by $7.4 million, or 6.6%, to $105.3 million in the third quarter of Fiscal 2009 from $112.7 million in the third quarter of Fiscal 2008. The decrease in net income principally related to a $4.1 million decrease in operating income and a $2.0 million increase in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share.  Net income per diluted share decreased by $0.03, or 2.8%, to $1.05 per share in the third quarter of Fiscal 2009 from $1.08 per share in the third quarter of Fiscal 2008. The decrease in diluted per share results was due to the lower level of net income, as previously discussed, offset in part by lower weighted-average diluted shares outstanding for the three months ended December 27, 2008.

Nine Months Ended December 27, 2008 Compared to Nine Months Ended December 29, 2007

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Nine Months Ended
	December 27,	December 29,
	2008	2007	$ Change	% Change
	(millions, except per share data)

Net revenues	$3,794.5	$3,639.2	$155.3	4.3%
Cost of goods sold(a)	(1,698.2)	(1,675.4)	(22.8)	1.4%

Gross profit	2,096.3	1,963.8	132.5	6.7%
Gross profit as % of net revenues	55.2%	54.0%
Selling, general and administrative expenses(a)	(1,516.6)	(1,418.9)	(97.7)	6.9%
SG&A as % of net revenues	40.0%	39.0%
Amortization of intangible assets	(15.0)	(35.7)	20.7	(58.0)%
Impairment of assets	(7.1)	—	(7.1)	NM
Restructuring charges	(1.5)	—	(1.5)	NM

Operating income	556.1	509.2	46.9	9.2%
Operating income as % of net revenues	14.7%	14.0%
Foreign currency gains (losses)	(2.5)	(4.3)	1.8	(41.9)%
Interest expense	(20.5)	(18.9)	(1.6)	8.5%
Interest and other income, net	18.5	16.2	2.3	14.2%
Equity in income (loss) of equity-method investees	(2.7)	(1.2)	(1.5)	125.0%
Minority interest expense	—	(2.1)	2.1	(100.0)%

Income before provision for income taxes	548.9	498.9	50.0	10.0%
Provision for income taxes	(187.4)	(182.6)	(4.8)	2.6%

Effective tax rate(b)	34.1%	36.6%
Net income	$361.5	$316.3	$45.2	14.3%

Net income per common share — Basic	$3.64	$3.08	$0.56	18.2%

Net income per common share — Diluted	$3.56	$2.99	$0.57	19.1%

(a)	Includes total depreciation expense of $123.0 million and $111.9 million for the nine-month periods ended December 27, 2008 and December 29, 2007, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.  Net revenues increased by $155.3 million, or 4.3%, to $3.794 billion for the nine months ended December 27, 2008 from $3.639 billion for the nine months ended December 29, 2007. The increase was principally due to growth in our Wholesale business, increased global Retail sales, and favorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 2.8%. On a reported basis, Wholesale revenues increased by $103.2 million, primarily as a result of the inclusion of nine months of revenues from the newly launched American Living product line and revenue growth in Europe and Japan, offset in part by decreased sales in our core domestic product lines. Retail revenues increased by $57.6 million primarily as a result of continued store expansion and growth in RalphLauren.com sales, partially offset by a net decline in comparable store sales driven by our global full-price stores. Licensing revenue decreased $5.5 million, primarily due to a decrease in international licensing royalties as a result of the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Net revenues for our three business segments are provided below:

	Nine Months Ended
	December 27,	December 29,
	2008	2007	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$2,075.7	$1,972.5	$103.2	5.2%
Retail	1,570.1	1,512.5	57.6	3.8%
Licensing	148.7	154.2	(5.5)	(3.6)%

Total net revenues	$3,794.5	$3,639.2	$155.3	4.3%

Wholesale net revenues — The net increase primarily reflects:

•	a $47 million increase in revenues due to favorable foreign currency effects related to the overall strengthening of the Euro and Yen in comparison to the U.S. dollar during the nine months ended December 27, 2008;

•	a net $42 million increase in our European businesses on a constant currency basis driven by increased sales in our menswear and womenswear product lines, partially offset by an increase in promotional activity; and

•	a net $24 million increase in our Japanese operations on a constant currency basis primarily as a result of the inclusion of revenues from the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion), offset in part by sales declines in our core businesses.

The above increases were partially offset by:

•	a $10 million aggregate net decrease in our domestic businesses primarily due to reduced shipments across our core menswear, womenswear and childrenswear product lines as a result of the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section). Offsetting this decrease was the inclusion of nine months of revenues from the newly launched American Living product line and an increase in footwear sales attributable to increased door penetration.

Retail net revenues — The net increase primarily reflects:

•	a $65 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of 24 stores, to a total of 332 stores, as compared to the nine months ended December 29, 2007. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings; and

•	a $23 million, or 20.9%, increase in RalphLauren.com sales.

The above increases were partially offset by:

•	a $30 million aggregate net decrease in comparable store sales driven by our global full-price stores. Comparable store sales are provided below:

Nine Months
Ended
December 27, 2008

Increases (decreases) in comparable store sales as reported:
Full-price Ralph Lauren store sales	(6.7)%
Full-price Club Monaco store sales	(7.1)%
Factory store sales	0.3%
Total decrease in comparable store sales as reported	(2.3)%

Increases (decreases) in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	(7.2)%
Full-price Club Monaco store sales	(7.1)%
Factory store sales	0.6%
Total decrease in comparable store sales excluding the effect of foreign currency	(2.3)%

Licensing revenue — The net decrease primarily reflects:

•	a $10 million decrease in international licensing royalties, primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

The above decrease was partially offset by:

•	a $4 million increase in domestic licensing royalties, primarily driven by increases in men’s personal apparel and Chaps royalties, as well as the inclusion of royalties for American Living.

Gross Profit.  Gross profit increased by $132.5 million, or 6.7%, to $2.096 billion for the nine months ended December 27, 2008 from $1.964 billion for the nine months ended December 29, 2007. Gross profit as a percentage of net revenues increased by 120 basis points to 55.2% for the nine months ended December 27, 2008 from 54.0% for the nine months ended December 29, 2007, primarily driven by the growth of our European and Japanese wholesale operations, offset in part by increased markdown activity and higher reductions in the carrying cost of our retail inventory due to the current economic downturn. This increase was also due to the net decrease of unfavorable purchase accounting effects associated with prior business acquisitions.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $97.7 million, or 6.9%, to $1.517 billion for the nine months ended December 27, 2008 from $1.419 billion for the nine months ended December 29, 2007. The increase included approximately $23 million of unfavorable foreign currency effects, primarily related to the overall strengthening of the Euro and Yen in comparison to the U.S. dollar during the nine months ended December 27, 2008. SG&A expenses as a percent of net revenues increased to 40.0% for the nine months ended December 27, 2008 from 39.0% for the nine months ended December 29, 2007. The 100 basis point increase was primarily associated with increased operating expenses related to our new business initiatives. The $97.7 million increase in SG&A expenses was primarily driven by:

•	an approximate $34 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open in Fiscal 2010;

•	higher compensation-related expenses of approximately $33 million principally relating to increased selling costs associated with higher retail sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands. These increases were partially offset by lower stock-based compensation expense largely driven by a decrease in the Company’s share price as of the date of its annual equity award grant in the second quarter of Fiscal 2009 compared to the share price as of the comparable grant date in Fiscal 2008;

•	the inclusion of SG&A costs of approximately $19 million related to our newly acquired Japanese Childrenswear and Golf operations, including costs incurred pursuant to transition service arrangements (see “Recent Developments” for further discussion);

•	an approximate $11 million increase in depreciation expense primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure; and

•	an approximate $11 million net increase in litigation-related charges.

The above increases were partially offset by:

•	an approximate $13 million decrease in brand-related marketing and advertising costs due in part to the absence of costs associated with the Company’s 40th Anniversary celebration in the comparable prior year period.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $20.7 million, or 58.0%, to $15.0 million for the nine months ended December 27, 2008 from $35.7 million for the nine months ended December 29, 2007. The decrease was primarily due to the absence of the amortization of the licenses acquired in the Japanese Business Acquisitions, which were fully amortized by the end of Fiscal 2008. See “Recent Developments” for further discussion of the acquisitions.

Impairment of Assets.  During the nine months ended December 27, 2008, the Company recorded an aggregate $7.1 million impairment charge to reduce the net carrying value of its certain long-lived assets to their estimated fair value. See Note 7 to the accompanying unaudited interim consolidated financial statements for further discussion. No impairment charge was recorded during the nine months ended December 29, 2007.

Restructuring Charges.  During the nine months ended December 27, 2008, the Company recognized $1.5 million of restructuring charges primarily related to severance costs associated with its sourcing and retail operations. No restructuring charges were recorded during the nine months ended December 29, 2007.

Operating Income.  Operating income increased by $46.9 million, or 9.2%, to $556.1 million for the nine months ended December 27, 2008 from $509.2 million for the nine months ended December 29, 2007. Operating income as a percentage of net revenues increased 70 basis points to 14.7% for the nine months ended December 27, 2008 from 14.0% for the nine months ended December 29, 2007. The increase in operating income as a percentage of net revenues primarily reflected an increase in gross profit margin and a decrease in amortization of intangible assets, partially offset by increases in SG&A expenses and impairment of assets, as previously discussed.

Operating income as reported for our three business segments is provided below:

	Nine Months Ended
	December 27,	December 29,
	2008	2007	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$448.9	$387.7	$61.2	15.8%
Retail	182.1	210.3	(28.2)	(13.4)%
Licensing	78.4	70.1	8.3	11.8%

	709.4	668.1	41.3	6.2%
Less:
Unallocated corporate expenses and restructuring charges	(153.3)	(158.9)	5.6	(3.5)%

Total operating income	$556.1	$509.2	$46.9	9.2%

Wholesale operating income increased by $61.2 million primarily as a result of higher revenues, as well as improved gross margin largely driven by our European and Japanese wholesale operations. The increase also was due to the net decrease of unfavorable purchase accounting effects primarily associated with prior business acquisitions. These increases were partially offset by higher SG&A expenses attributable largely to our new business initiatives.

Retail operating income decreased by $28.2 million primarily as a result of increased markdown activity and higher reductions in the carrying cost of our retail inventory primarily in our full-price retail stores. The decrease also was due to higher rent and occupancy costs, as well as an impairment charge relating to certain retail store assets. These decreases were partially offset by higher revenues and the absence of unfavorable purchase accounting effects associated with the RL Media Minority Interest Acquisition included in the comparable prior year period.

Licensing operating income increased by $8.3 million primarily as a result of a decrease in amortization of intangible assets due to the absence of the license acquired in the Japanese Business Acquisitions, as well as an increase in domestic licensing royalties primarily driven by the inclusion of royalties for American Living. These increases were offset in part by a net decrease in international royalties primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Unallocated corporate expenses decreased $5.6 million primarily as a result of a decrease in brand-related marketing and advertising costs, as well as lower stock-based compensation expense, as previously discussed.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $2.5 million for the nine months ended December 27, 2008, compared to a loss of $4.3 million for the nine months ended December 29, 2007. The current period loss included a $1.9 million loss on an undesignated foreign currency hedge contract. The comparable prior period loss included a $1.6 million write-off of foreign currency option contracts, entered into to manage certain foreign currency exposure associated with the Japanese Business Acquisitions, which expired unexercised. Excluding the aforementioned transactions, foreign currency losses decreased for the nine months ended December 27, 2008 as compared to the nine months ended December 29, 2007, primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense increased by $1.6 million, to $20.5 million for the nine months ended December 27, 2008 from $18.9 million for the nine months ended December 29, 2007. This increase is primarily due to an increase in interest expense related to capital lease obligations and unfavorable foreign currency effects, principally related to our outstanding Euro-denominated debt, offset in part by a decrease in interest expense related to borrowings under a one-year term loan agreement repaid by the Company in May 2008.

Interest and Other Income, net.  Interest and other income, net, increased by $2.3 million, to $18.5 million for the nine months ended December 27, 2008 from $16.2 million for the nine months ended December 29, 2007. This increase was primarily driven by an increase in our European invested cash balance, offset in part by a decrease in our domestic investments.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $2.7 million for the nine months ended December 27, 2008 and $1.2 million for the nine months ended December 29, 2007 related to certain start-up costs associated with the recently formed joint venture, the RL Watch Company, which the Company accounts for under the equity method of accounting.

Minority Interest Expense.  Minority interest expense of $2.1 million for the nine months ended December 29, 2007 related to the Company’s remaining 50% interest in PRL Japan, which was acquired in May 2007, and the allocation of Impact 21’s net income to the holders of the 80% interest not owned by the Company prior to the closing date of the related tender offer. No minority interest expense was recorded for the nine months ended December 27, 2008.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $4.8 million, or 2.6%, to $187.4 million for the nine months ended December 27, 2008 from $182.6 million for the nine months ended December 29, 2007. The increase in provision for income taxes was primarily due to an overall increase in pre-tax income during the nine months ended December 27, 2008 compared to nine months ended December 29, 2007. This increase was partially offset by a reduction in our reported effective tax rate of 250 basis points, to 34.1% for the nine months ended December 27, 2008 from 36.6% for the nine months ended December 29, 2007. The lower effective tax rate was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions in the current year period.

Net Income.  Net income increased by $45.2 million, or 14.3%, to $361.5 million for the nine months ended December 27, 2008 from $316.3 million for the nine months ended December 29, 2007. The increase in net income principally related to a $46.9 million increase in operating income, offset in part by a $4.8 million increase in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.57, or 19.1%, to $3.56 per share for the nine months ended December 27, 2008 from $2.99 per share for the nine months ended December 29, 2007. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding for the nine months ended December 27, 2008.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	December 27,	March 29,
	2008	2008	$ Change
		(millions)

Cash and cash equivalents	$574.3	$551.5	$22.8
Current maturities of debt	—	(206.4)	206.4
Long-term debt	(419.6)	(472.8)	53.2

Net cash (debt)(a)	$154.7	$(127.7)	$282.4

Short-term investments	$305.9	$74.3	$231.6

Stockholders’ equity	$2,694.4	$2,389.7	$304.7

(a)	“Net cash” is defined as total cash and cash equivalents less total debt and “net debt” is defined as total debt less total cash and cash equivalents.

The increase in the Company’s net cash position as of December 27, 2008 as compared to a net debt position as of March 29, 2008 was primarily due to growth in operating cash flows, partially offset by the Company’s use of cash to support its treasury stock repurchases, capital expenditures and acquisition spending. During the nine months ended December 27, 2008, the Company used $169.8 million to repurchase 2.5 million shares of Class A common stock and spent $129.9 million for capital expenditures. The Company also used approximately $26.0 million to fund its recent Japanese Childrenswear and Golf Acquisition. In addition, the Company repaid its current maturities of debt using available cash on-hand in May 2008.

The increase in the Company’s short-term investments was primarily due to the investment of excess cash in time deposits with maturities greater than 90 days.

The increase in stockholders’ equity was primarily due to the Company’s net income during the nine months ended December 27, 2008, offset in part by an increase in treasury stock as a result of the Company’s common stock repurchase program.

Cash Flows

	Nine Months Ended
	December 27,	December 29,
	2008	2007	$ Change
		(millions)

Net cash provided by operating activities	$750.8	$699.8	$51.0
Net cash used in investing activities	(350.6)	(372.1)	21.5
Net cash used in financing activities	(347.8)	(122.9)	(224.9)
Effect of exchange rate changes on cash and cash equivalents	(29.6)	35.7	(65.3)

Net increase in cash and cash equivalents	$22.8	$240.5	$(217.7)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $750.8 million during the nine months ended December 27, 2008, compared to $699.8 million during the nine months ended December 29, 2007. This net increase in operating cash flow was primarily driven by:

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses;

•	a decrease in cash tax payments; and

•	improved accounts receivable cash collections in the Company’s Wholesale segment.

The above increases were partially offset by:

•	an increase in inventory, primarily due to seasonal factors and the Company’s new business initiatives, including the Japanese Childrenswear and Golf Acquisition, American Living and dresses.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $350.6 million during the nine months ended December 27, 2008, as compared to $372.1 million during the nine months ended December 29, 2007. The net decrease in cash used in investing activities was primarily driven by:

•	a decrease in net cash used to fund the Company’s acquisitions. During the nine months ended December 27, 2008, the Company used $46.3 million primarily to fund the Japanese Childrenswear and Golf Acquisition and to complete the minority squeeze-out related to the Japanese Business Acquisitions. On a comparative basis, during the nine months ended December 29, 2007, the Company used $183.0 million principally to fund the Japanese Business Acquisitions, net of cash acquired, and the Small Leathergoods Business Acquisition;

•	a decrease in cash used in connection with capital expenditures. During the nine months ended December 27, 2008, the Company spent $129.9 million for capital expenditures, as compared to $151.7 million during the nine months ended December 29, 2007. The Company’s capital expenditures were primarily associated with global retail store expansion, construction and renovation of department store shop-in-shops and investments in its facilities and technological infrastructure; and

•	a change in cash deposits restricted in connection with taxes. During the nine months ended December 27, 2008, net restricted cash of $51.7 million was released in connection with the partial settlement of certain international tax matters. On a comparative basis, the nine months ended December 29, 2007 included net restricted cash deposits of $17.4 million.

The above decreases were partially offset by:

•	cash used to purchase investments of $456.4 million, less proceeds from sales and maturities of investments of $230.3 million, during the nine months ended December 27, 2008. The Company used $20.0 million to purchase investments in the comparable prior year period.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $347.8 million during the nine months ended December 27, 2008, as compared to $122.9 million during the nine months ended December 29, 2007. The increase in net cash used in financing activities was primarily driven by:

•	the repayment of ¥20.5 billion ($196.8 million as of the repayment date) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility (the “Term Loan”) during the nine months ended December 27, 2008. On a comparative basis, the nine months ended December 29, 2007 included the receipt of proceeds from the Term Loan of $168.9 million as of the borrowing date.

The above increase was partially offset by:

•	a decrease in repurchases of the Company’s Class A common stock pursuant to the Company’s common stock repurchase program. Approximately 2.5 million shares of Class A common stock at a cost of $169.8 million (including approximately 0.4 million shares at a cost of $24.0 million that was traded prior to the end of Fiscal 2008 for which settlement occurred in April 2008) were repurchased during the nine months ended December 27, 2008, as compared to approximately 3.8 million shares of Class A common stock at a cost of $341.0 million during the nine months ended December 29, 2007.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, $450 million of availability under its credit facility, available cash and cash equivalents, investments and other available financing options. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, global retail store expansion, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, dividends, debt repayment, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Notwithstanding the current global economic crisis, management believes that the Company’s existing sources of cash will be sufficient to support its operating, capital and debt service requirements for the foreseeable future, including the finalization of acquisitions and plans for business expansion.

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no revolving credit borrowings outstanding under its credit facility as of December 27, 2008. However, as discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development. Despite the current global economic crisis, the Company believes its credit facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of December 27, 2008, there were 14 financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 16%. On December 31, 2008, as a result of the merger of two participating financial institutions, the number of participants in the credit facility was reduced to 13, with no one participant maintaining a maximum commitment percentage in excess of approximately 20%. Although there can be no assurances, management believes that the participating institutions will be able to fulfill their obligations to provide financing in accordance with the terms of the credit facility in the event of the Company’s election to draw funds in the foreseeable future.

In May 2007, the Company completed the Japanese Business Acquisitions. These transactions were funded with available cash on-hand and the ¥20.5 billion Term Loan. The Company repaid the borrowing by its maturity date on May 22, 2008 using $196.8 million of Impact 21’s cash on-hand acquired as part of the acquisition.

Common Stock Repurchase Program

In May 2008, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the nine months ended December 27, 2008, 1.8 million shares of Class A common stock were repurchased by the Company at a cost of $126.2 million under its repurchase program. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. The remaining availability under the common stock repurchase program was approximately $266 million as of December 27, 2008.

In addition, during the nine months ended December 27, 2008, 0.3 million shares of Class A common stock at a cost of $19.6 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan.

Dividends

The Company declared a quarterly dividend of $0.05 per outstanding share in the third quarter of both Fiscal 2009 and Fiscal 2008. Dividends paid amounted to $14.9 million during the nine months ended December 27, 2008 and $15.5 million during the nine months ended December 29, 2007.

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

Debt and Covenant Compliance

Euro Debt

The Company has outstanding approximately €300 million principal amount of 4.5% notes due October 4, 2013 (the “2006 Euro Debt”). The Company has the option to redeem all of the 2006 Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the 2006 Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the 2006 Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the 2006 Euro Debt has the option to require the Company to redeem the 2006 Euro Debt at its principal amount plus accrued interest. The indenture governing the 2006 Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of December 27, 2008, the carrying value of the 2006 Euro Debt was $419.6 million, compared to $472.8 million as of March 29, 2008.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of December 27, 2008, there were no borrowings outstanding under the Credit Facility, and the Company was contingently liable for $18.3 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and

(iv) consolidated rent expense. As of December 27, 2008, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

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

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. As of December 27, 2008, approximately 40% of the Company’s derivative instruments in asset positions are maintained with one financial institution. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, the Company does not believe it is exposed to any undue concentration of counterparty risk with respect to its derivative contracts as of December 27, 2008.

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

During the first quarter of Fiscal 2009, the Company entered into a foreign currency exchange contract with a notional value of $4.8 million hedging the foreign currency exposure related to an intercompany term loan provided by Polo Fin B.V. to Polo JP Acqui B.V. in connection with the Japanese Business Acquisitions minority squeeze-out, as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements. This contract, which hedged the foreign currency exposure related to a Yen-denominated payment during the first quarter of Fiscal 2009, did not qualify under FAS 133 for hedge accounting treatment. No related material gains or losses were recognized during the three-month and nine-month periods ended December 27, 2008.

As of December 27, 2008, other than the aforementioned foreign exchange contract executed during the first quarter of Fiscal 2009, there have been no other significant changes in the Company’s interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of December 27, 2008, the Company had cash and cash equivalents on-hand of $574.3 million, primarily invested in money market funds and time deposits with maturities of less than 90 days. The Company’s other significant investments included $305.9 million of short-term investments, primarily in time deposits with maturities greater than 90 days; $70.1 million of restricted cash placed in escrow with certain banks as collateral to secure guarantees in connection with certain international tax matters; $25.3 million of deposits with maturities greater than one year; and $2.4 million of auction rate securities issued through a municipality.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2008 10-K. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of the Company’s critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2008 10-K. The following discussion only is intended to update the Company’s critical accounting policies for any significant changes in policy implemented during the nine months ended December 27, 2008.

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

As of December 27, 2008, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13(a)-15(b). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 27, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 2, 2006, a former employee at our Club Monaco store in Los Angeles, California filed a lawsuit against the Company in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiff purported to represent a class of Club Monaco store employees who allegedly were injured by being improperly classified as exempt employees and thereby did not receive compensation for overtime and did not receive meal and rest breaks. The complaint sought an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2007, eleven former and then current employees of the Company’s Club Monaco stores in California filed a lawsuit in Los Angeles Superior Court alleging similar claims as the Club Monaco action in San Francisco. The complaint sought an unspecified amount of compensatory damages, attorneys’ fees and punitive damages. The parties to these two Club Monaco litigations agreed to retain a mediator in an effort to resolve both matters and recently agreed to settle all claims involving both litigations at an aggregate cost of $1.2 million. The terms of the settlement were recently approved by both the Los Angeles and San Francisco courts.

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

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties. The terms of the final settlement remain subject to court approval and the resolution of the amount of attorneys’ fees payable to plaintiffs’ counsel in connection with these lawsuits. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009.

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

Our Annual Report on Form 10-K for the fiscal year ended March 29, 2008 and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008 contain a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, and/or our financial condition. There are no material changes to the risk factors previously disclosed nor have we identified any previously undisclosed risks that could materially adversely affect our business, our operating results and/or our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

During the fiscal quarter ended December 27, 2008, there were 6,570 shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan. There were no shares repurchased by the Company as part of the publicly announced plans or programs. The remaining availability under the Company’s common stock repurchase program was approximately $266 million as of December 27, 2008.

Item 6.	Exhibits.

10.1	Amendment No. 3, dated as of December 23, 2008, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah.
10.2	Amendment No. 1, dated as of December 23, 2008, to the Restricted Stock Unit Award Agreement between Polo Ralph Lauren Corporation and Roger N. Farah.
10.3	Amendment No. 1, effective as of January 1, 2009, to the Employment Agreement between Polo Ralph Lauren Corporation and Tracey Travis.
10.4	Amendment No. 1, effective as of January 1, 2009, to the Employment Agreement between Polo Ralph Lauren Corporation and Mitchell Kosh.
10.5	Amendment No. 1, effective as of January 1, 2009, to the Employment Agreement between Polo Ralph Lauren Corporation and Jackwyn Nemerov.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 5, 2009