Form 10-K
period 2009-03-28
POLO RALPH LAUREN CORP
filed 2009-05-27
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13057

POLO RALPH LAUREN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-2622036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)
(212) 318-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been

subject to such filing requirements for the past 90 days.	Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this

Form 10-K or any amendment to this Form 10-K.	☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period

that the registrant was required to submit and post such files).	Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $3,972,057,317 as of September 27, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

At May 15, 2009, 56,098,469 shares of the registrant’s Class A common stock, $.01 par value and 43,080,021 shares of the registrant’s Class B common stock, $.01 par value were outstanding.

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of March 28, 2009.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to continue to expand internationally;

•	the impact of the global economic crisis on the ability of our customers, suppliers and vendors to access sources of liquidity;

•	the impact of the significant downturn in the global economy on consumer purchases of premium lifestyle products that we offer for sale;

•	our plans to open new retail stores;

•	our ability to make certain strategic acquisitions of certain selected licenses held by our licensees;

•	our intention to introduce new products or enter into new alliances;

•	anticipated effective tax rates in future years;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability; and

•	our efforts to improve the efficiency of our distribution system.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described in Part I of this Form 10-K under the heading of “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In this Form 10-K, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as “licensing alliances.” Our fiscal year ends on the Saturday nearest to March 31. All references to “Fiscal 2009” represent the 52-week fiscal year ended March 28, 2009. All references to “Fiscal 2008” represent the 52-week fiscal year ended March 29, 2008. All references to “Fiscal 2007” represent the 52-week fiscal year ended March 31, 2007.

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

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
		(millions)

Net revenues:
Wholesale	$2,887.2	$2,758.1	$2,315.9
Retail	1,936.5	1,912.6	1,743.2
Licensing	195.2	209.4	236.3

Total net revenues	$5,018.9	$4,880.1	$4,295.4

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
		(millions)

Operating income:
Wholesale(a)	$613.3	$565.4	$477.8
Retail(a)	108.2	204.2	224.2
Licensing	103.6	96.7	141.6

	825.1	866.3	843.6
Less:
Unallocated corporate expenses(a)	(206.5)	(217.0)	(183.4)
Unallocated legal and restructuring charges(b)	(23.1)	4.1	(7.6)

Total operating income	$595.5	$653.4	$652.6

(a)	Fiscal 2009 and Fiscal 2008 included certain asset impairment charges. Fiscal 2009 included asset impairment charges of $55.4 million, of which $52.0 million related to the write-down of certain Retail store assets, and $2.8 million in the Wholesale segment and $0.6 million in the Corporate office related to the write-down of certain capitalized software costs. Fiscal 2008 included asset impairment charges of $5.0 million related to the write-down of certain Retail store assets (see Note 11 to the accompanying audited consolidated financial statements).

(b)	Fiscal 2009 included certain unallocated restructuring charges and legal-related activity. Restructuring charges for Fiscal 2009 consisted of $23.6 million, of which $12.7 million related to the Retail segment, $7.3 million related to the Wholesale segment and $3.6 million related to Corporate operations. Fiscal 2007 restructuring charges of $4.6 million primarily related to the Retail segment (see Note 12 to the accompanying audited consolidated financial statements). Legal-related activity related to the Company’s Credit Card Matter (see Note 16 to the accompanying audited consolidated financial statements) and consisted of the reversal of excess reserves in the amounts of $0.5 million for Fiscal 2009 and $4.1 million for Fiscal 2008, as well as legal charges of $3.0 million for Fiscal 2007.

Our net revenues by geographic region for the last three fiscal years are shown in the table below. Note 21 to our accompanying audited consolidated financial statements included in this Annual Report on Form 10-K contains additional segment and geographic area information.

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
		(millions)

Net revenues:
United States and Canada	$3,589.3	$3,653.1	$3,452.2
Europe	1,028.4	944.7	767.9
Japan	392.6	272.4	64.6
Other regions	8.6	9.9	10.7

Total net revenues	$5,018.9	$4,880.1	$4,295.4

Over the past five fiscal years, our sales have grown to $5.019 billion in Fiscal 2009 from $3.305 billion in Fiscal 2005. This growth has been largely a result of both our acquisitions and organic growth. We have diversified our business by channels of distribution, price point and target consumer, as well as by geography. Our global reach is one of the broadest in the apparel industry, with Ralph Lauren-branded merchandise available at approximately 6,100 different retail locations worldwide. In addition to our wholesale distribution, we sell directly to customers throughout the world via 326 full-price and factory retail stores and our e-commerce websites, RalphLauren.com and Rugby.com.

We continue to invest in our business. In the past five fiscal years, we have invested approximately $2.0 billion for acquisitions and capital improvements, primarily through strong operating cash flow. We intend to continue to execute our long-term strategy of expanding our presence internationally, extending our direct-to-consumer reach, and expanding our accessories and other product offerings. See Item 7 — “Overview — Our Objectives and Risks” for further discussion of the Company’s long-term strategy.

We have been controlled by the Lauren family since the founding of our Company. As of March 28, 2009, Mr. Ralph Lauren, or entities controlled by Mr. Ralph Lauren, owned approximately 86% of the voting power of the outstanding common stock of the Company.

Seasonality of Business

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. As a result of the growth and other changes in our business, along with changes in consumer spending patterns and the macroeconomic environment, historical quarterly operating trends and working capital requirements may not be indicative of future performances. In addition, fluctuations in sales, operating income and cash flows in any fiscal quarter may be affected by, among other things, the timing of seasonal wholesale shipments and other events affecting retail sales.

Working capital requirements vary throughout the year. Working capital typically increases during the first half of the fiscal year as inventory builds to support peak shipping/selling periods and, accordingly, typically decreases during the second half of the fiscal year as inventory is shipped/sold. Cash provided by operating activities is typically higher in the second half of the fiscal year due to higher net income and reduced working capital requirements during that period.

Recent Developments

Agreement to Acquire Southeast Asia Licensed Operations

In February 2009, the Company entered into an agreement with Dickson Concepts International Limited (“Dickson”) to assume direct control of its Polo-branded licensed apparel businesses in Southeast Asia effective January 1, 2010 in exchange for a payment of $20 million and certain other consideration. Dickson is currently the Company’s licensee for Polo-branded apparel in the Southeast Asia region, which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. In connection with this agreement, the Company entered into a one-year extension of its underlying sub-license agreement with Dickson, which was originally scheduled to expire on December 31, 2008. The transaction is subject to certain customary closing conditions.

Japanese Childrenswear and Golf Acquisition

On August 1, 2008, in connection with the transition of the Polo-branded childrenswear and golf apparel businesses in Japan from a licensed to a wholly owned operation, the Company acquired certain net assets (including inventory) from Naigai Co. Ltd. (“Naigai”) in exchange for a payment of approximately ¥2.8 billion (approximately $26 million as of the acquisition date) and certain other consideration (the “Japanese Childrenswear and Golf Acquisition”). The Company funded the Japanese Childrenswear and Golf Acquisition with available cash on-hand. Naigai was the Company’s licensee for childrenswear, golf apparel and hosiery under the Polo by Ralph Lauren and Ralph Lauren brands in Japan. In conjunction with the Japanese Childrenswear and Golf Acquisition, the Company also entered into an additional 5-year licensing and design-related agreement with Naigai for Polo and Chaps-branded hosiery in Japan and a transition services agreement for the provision of a variety of operational, human resources and information systems-related services over a period of up to eighteen months from the date of the closing of the transaction.

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

Our Brands and Products

Since 1967, our distinctive brand image has been consistently developed across an expanding number of products, price tiers and markets. Our brands, which include apparel, accessories and fragrance collections for men and women as well as childrenswear and home furnishings, comprise one of the world’s most widely recognized families of consumer brands. Reflecting a distinctive American perspective, we have been an innovator in aspirational lifestyle branding and believe that, under the direction of internationally renowned designer Ralph Lauren, we have had a considerable influence on the way people dress and the way that fashion is advertised throughout the world. We combine consumer insight with our design, marketing and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:

•	Apparel — Products include extensive collections of men’s, women’s and children’s clothing;

•	Accessories — Products encompass a broad range, including footwear, eyewear, watches, jewelry, hats, belts and leathergoods, including handbags and luggage;

•	Home — Coordinated products for the home include bedding and bath products, furniture, fabric and wallpaper, paint, tabletop and giftware; and

•	Fragrance — Fragrance products are sold under our Romance, Polo, Lauren, Safari, Ralph and Black Label brands, among others.

Our lifestyle brand image is reinforced by our RalphLauren.com and Rugby.com internet sites.

Ralph Lauren Purple Label

A contemporary take on traditional bespoke tailoring, Ralph Lauren Purple Label is the ultimate expression of modern elegance for men. From precisely tailored Made-to-Measure suits to sophisticated sportswear, Purple Label reflects an impeccable sense of the dashing and refined, fashioned from exclusive, limited-edition fabrics of the highest quality and expertly crafted in the spirit of Savile Row tailoring. Ralph Lauren Purple Label also offers Made-to-Order dress furnishings, accessories, luggage and benchmade footwear, as well as hand monogramming and custom engraving services. Ralph Lauren Purple Label competes with the finest men’s hand-tailored clothing lines. Ralph Lauren Purple Label is available primarily in Ralph Lauren stores, but is also available through specialty stores, fine department stores and online at RalphLauren.com.

Ralph Lauren Black Label for Men

Reflecting a sharp, modern attitude, Ralph Lauren Black Label is the essence of sophisticated dressing for men. Featuring razor-sharp tailoring and dramatically lean silhouettes, classic suitings and sportswear are infused with a savvier attitude for a look that is at once modern and timeless. Iconic yet fresh, Ralph Lauren Black Label represents a new chapter in men’s style. Ralph Lauren Black Label creates a unique niche among the finest contemporary tailored clothing lines and modern sportswear. Ralph Lauren Black Label is available in Ralph Lauren stores, a limited selection of specialty stores and better department stores and online at RalphLauren.com.

Polo Ralph Lauren

Classic and authentic, Polo is the foundation of the world of Ralph Lauren menswear, combining the time-honored aesthetic of East Coast Ivy League casual style with proper English refinement. Often imitated but never matched, Polo is the original symbol of the preppy lifestyle. The iconic polo player logo is recognized worldwide as a symbol of heritage and authenticity. From classic favorites such as oxford shirts and chino pants to modern collections that combine heritage preppy with a chic, downtown feel, Polo sets the standard for a well-worn look with an aspirational sensibility, creating a comprehensive line of sportswear, tailored clothing and accessories to fulfill a man’s every wardrobe need. Polo leads the industry of fine men’s sportswear brands. Polo is available in Ralph Lauren stores, department stores, specialty stores and RalphLauren.com. The Polo Ralph Lauren Denim collection features premium denim with authentic detailing and the highest quality workmanship in the tradition of Ralph Lauren. From rugged looks to jeans that walked the runway, Polo Ralph Lauren Denim presents an extensive variety of superior fits, modern designs and innovative washes. Polo Ralph Lauren Denim competes with premium-quality designer collections. Polo Ralph Lauren Denim styles are available in department stores and online at RalphLauren.com.

Lauren for Men

Created to broaden the reach of the Ralph Lauren men’s statement, Lauren for Men conveys a spirit of tradition while recalling the sophistication of Polo Ralph Lauren menswear. Classic and polished, the Lauren men’s line includes suits, sport coats, dress shirts, dress pants, tuxedos, topcoats and ties. Designed to fulfill every tailored clothing need, this comprehensive line of men’s dress wear competes with other men’s designer fashion lines. Lauren for Men is available at select department stores.

Ralph by Ralph Lauren

The Ralph by Ralph Lauren collection features suits, sport coats, dress trousers, suit vests and top coats designed with the classic style and fine fabrics for which Ralph Lauren is known. Refined construction details — all hallmarks of better men’s suitings — and a range of timeless patterns and colors establish Ralph by Ralph Lauren as a strong foundation for the modern man’s wardrobe. Ralph by Ralph Lauren is available exclusively at Dillard’s stores.

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

Ralph Lauren Blue Label

Fresh and eclectic with a sexy, youthful spirit, Blue Label embodies the Ralph Lauren sensibility through heritage looks with a chic, modern twist. Whether reflecting Ivy League-inspired style, a modern take on proper English refinement or a feminine translation of the rugged spirit of the American West, Blue Label creates a mix of style that is eclectic, timeless and unmistakably Ralph Lauren. Blue Label occupies a unique niche in the women’s sportswear market. Blue Label is offered in Ralph Lauren stores in the United States and Europe, RalphLauren.com and better department stores in Asia.

Lauren by Ralph Lauren

Created to broaden the reach of the Ralph Lauren statement for women, Lauren conveys a spirit of heritage and tradition while recalling the sophisticated luxury of Black Label. Timeless and perfectly polished, Lauren features a wide range of apparel ideal for every occasion, including suits, sportswear, dresses, outerwear, footwear and accessories. Lauren Active infuses a country club sensibility into practical sports apparel, creating fashionable wardrobe solutions for golf, tennis, yoga or weekend wear. Lauren competes with other designer fashion lines and is sold in department stores nationwide and online at RalphLauren.com. Lauren launched in Europe and Mexico in Spring 2009.

Lauren Jeans Co.

Lauren presents a fresh perspective on the denim lifestyle with Lauren Jeans Co., which is defined by a breadth of styling, consistent standard of fits and signature collection of separates that can take the Lauren woman anywhere. Lauren Jeans Co. features a wide variety of silhouettes, treatments and looks, adding a new dimension to Lauren style. Lauren Jeans Co. competes with other designer denim lines. Lauren Jeans Co. is offered in department stores nationwide and online at RalphLauren.com.

Pink Pony

Pink Pony is Polo Ralph Lauren’s worldwide initiative in the fight against cancer. Pink Pony supports programs for early diagnosis, education, treatment and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. A percentage of sales from all Pink Pony products benefits the Pink Pony Fund. Pink Pony apparel consists of feminine, slim-fitting women’s sportswear items and accessories crafted in luxurious fabrics. Hooded sweatshirts, cotton mesh polos, canvas tote bags and cashmere yoga pants all feature our iconic pink Polo Player — a symbol of our commitment to the fight against cancer. Pink Pony is available at select Ralph Lauren stores and online at RalphLauren.com. To learn more about Pink Pony and Polo Ralph Lauren’s other philanthropic efforts, please visit RalphLauren.com/Philanthropy.

RRL

Embodying the cool, rugged spirit of classic Western Americana, RRL is inspired by an authentic sensibility, providing distinctive designs and a selection of vintage pieces for men and women. From weathered blue jeans, distressed leather jackets and Western shirts to one-of-a-kind belts and cowboy boots, RRL evokes the bohemian freedom of the frontier borderlands — uniquely Ralph Lauren, distinctly American. RRL competes with a wide range of new and vintage clothing lines that pique the interest of collectors of unique American style. RRL is available exclusively at freestanding RRL stores and select Ralph Lauren stores.

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

Polo Golf and Ralph Lauren Golf

Rooted in the design heritage of Ralph Lauren, Polo Golf and Ralph Lauren Golf feature men’s and women’s luxury technical performance wear that travels effortlessly between the course and the clubhouse. Polo Golf is a proud sponsor of pro golfers Tom Watson, Davis Love III and Jonathan Byrd. Ralph Lauren Golf is proud to sponsor Morgan Pressel — the youngest champion in LPGA Tour history. Polo Golf and Ralph Lauren Golf collections compete with the highest-quality providers of men’s and women’s golf apparel, and are available in the most exclusive private clubs and resorts. The Golf collections are also available at RalphLauren.com.

Rugby

Rugby, a relatively new concept from Ralph Lauren, is where casual campus style meets downtown prep for a sensibility that is youthful and, at times, irreverent. The signature of the brand is the authentic rugby shirt, a symbol of our classic, sporting heritage. From rebellious, sport-inspired looks for men to sharp, sexy campus styles for women, Rugby embraces a lasting sense of timeless individuality and offers apparel and accessories for everyday wear — from rugbys, polos, chinos and oxfords to specialty pieces such as jackets, denim, dresses and outerwear, all pushed to the edge of prep. Launched in 2004, the Rugby collections are available at Rugby stores throughout the United States, with a flagship at 99 University Place in New York City, and online at Rugby.com.

Ralph Lauren Childrenswear

Reflecting the signature spirit of Ralph Lauren, our children’s collections provide timeless style for kids of all ages — from Layette to Toddler to Girls size 16 and Boys size 20. Featuring seasonal looks as well as the full range of classic Ralph Lauren styles — including classic polos, oxford shirts, navy blazers and our luxurious cashmere — Ralph Lauren Childrenswear brings style to everyday dressing and special occasions. Ralph Lauren Childrenswear leads the industry in fine designer clothing for children. Ralph Lauren Childrenswear can be found in select Ralph Lauren stores, better department stores and online at RalphLauren.com.

Accessories

In addition to his apparel, fragrance and home collections, Ralph Lauren has created a wide array of accessories and dress furnishings that reflect his vision of timeless elegance. Each Ralph Lauren women’s collection features handbags, scarves, belts, sunglasses, watches, jewelry and footwear fashioned from the most luxurious materials in the world with exquisitely crafted hardware and finishing touches. Men’s furnishings, including sunglasses, watches, neckwear, footwear, leathergoods, luggage, cuff links and formalwear accents, are similarly refined. Ralph Lauren Accessories compete with the finest international designer collections. Ralph Lauren Accessories are available in Ralph Lauren stores, select specialty stores and online at RalphLauren.com. Eyewear is available in all domestic Ralph Lauren stores, including the Ralph Lauren Madison Avenue Eyewear store, select optical/sunglass retailers and online at RalphLauren.com.

Fragrance

In 1978, Ralph Lauren expanded his lifestyle brand to encompass the world of fragrance, launching Lauren for women and Polo for men. Since then, Ralph Lauren Fragrance has captured the essence of Ralph Lauren’s men’s and women’s brands, from the timeless heritage of Lauren and Polo to the sophisticated beauty of Polo Black for men and Romance for women to the modern, fresh Ralph fragrances for her, designed to appeal to a younger audience. Men’s fragrances include Safari, Polo Sport, Polo Blue, Romance, Romance Silver, Purple Label, Explorer, Polo Black and Double Black. Women’s fragrances include Safari, Polo Sport, Ralph Lauren Blue, Lauren, Romance, Ralph, Ralph Hot, Ralph Rocks and Love. Ralph Lauren fragrances compete with better department store brands and designer fragrances. Ralph Lauren fragrances are available in department stores, specialty and duty free stores, perfumeries and online at RalphLauren.com.

Ralph Lauren Home

As the first American designer to create an all-encompassing collection for the home, Ralph Lauren presents a comprehensive lifestyle experience featuring complete, luxurious worlds for the home. Whether inspired by timeless tradition or reflecting the utmost in modern sophistication, each of the collections is distinguished by the enduring style and expert craftsmanship of Ralph Lauren. The Home collections include bed and bath linens, china, crystal, silver, decorative accessories, gifts, garden and beach, as well as lighting, window hardware, furniture, fabric, trimmings and wallcovering. Ralph Lauren Home competes with providers of the finest home design products. Ralph Lauren Home offers exclusive luxury goods at select Ralph Lauren stores, trade showrooms and online at RalphLauren.com. An assortment of items is also available at select department stores and home specialty stores. The complete world of Ralph Lauren Home can be explored online at RalphLaurenHome.com.

Lauren Home

In the spirit of Ralph Lauren and impeccably designed for timeless style, Lauren Home offers a wide array of bedding, bath, tabletop, gifts, decorative accessories, floorcovering and lighting collections for the well-appointed home. Lauren Home is available in department stores, select home specialty stores and at LaurenHome.com. Lauren Spa, a refreshing collection of organic bedding and bath launched in 2007, is available at select department stores and online.

Ralph Lauren Paint

Introduced in 1995, Ralph Lauren Paint offers exceptional-quality interior paint ranked high in the industry for performance. Inspired by classic and modern lifestyles from the world of Ralph Lauren, Ralph Lauren Paint features a signature palette of over 500 colors and a collection of unique finishes and innovative techniques. An extension of the Ralph Lauren Home lifestyle, Ralph Lauren Paint is an attainable product designed to reach a broad yet selective audience. Ralph Lauren Paint is offered at select specialty stores and The Home Depot. The complete color palette, paint how-to’s and a guide to professional painters are online at RalphLaurenPaint.com.

Club Monaco

Club Monaco is a dynamic, international retail concept that designs, manufactures and markets its own Club Monaco clothing and accessories. Each season, Club Monaco offers men’s and women’s updated classics and key fashion pieces that are the foundation of a modern wardrobe. The brand’s signature clean and modern style gives classics an update through great design and a current sensibility. Club Monaco is the lifestyle destination for today’s urban professional. Club Monaco clothing and accessories are available at Club Monaco stores throughout North America and, through licensing arrangements, in Hong Kong, Seoul and Dubai.

Global Brand Concepts

American Living

Launched exclusively at JCPenney in February 2008, American Living is a new tradition in American style for family and home, developed for the JCPenney customer by Polo Ralph Lauren’s Global Brand Concepts. American Living features menswear, womenswear, childrenswear, accessories and home furnishings capturing the American spirit with modern style and superior quality. A complete lifestyle brand for the entire family and the home, American Living mixes sporty, iconic essentials with eye-catching looks for a free-spirited take on contemporary style for every day. American Living is available exclusively at JCPenney and JCP.com.

Chaps

Chaps translates the classic heritage and timeless aesthetic of Ralph Lauren into an accessible line for men, women, children and the home. From casual basics designed for versatility and ease of wear to smart, finely tailored silhouettes perfect for business and more formal occasions, Chaps creates interchangeable classics that are both enduring and affordable. The Chaps men’s collection is available at select department and specialty stores. The Chaps collections for women, children and the home are available only at Kohl’s and Kohls.com.

Our Wholesale Segment

Our Wholesale segment sells our products to leading upscale and certain mid-tier department stores, specialty stores and golf and pro shops, both domestically and internationally. We have focused on elevating our brand and improving productivity by reducing the number of unproductive doors within department stores in which our products are sold, improving in-store product assortment and presentation, and improving full-price sell-throughs to consumers. As of the end of Fiscal 2009, our Ralph Lauren-branded products were sold through approximately 6,100 doors worldwide and during Fiscal 2009, we invested approximately $35 million in related shop-within-shops primarily in domestic and international department and specialty stores.

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

Worldwide Distribution Channels

The following table presents the approximate number of doors by geographic location, in which Ralph Lauren-branded products distributed by our Wholesale segment were sold to consumers in our primary channels of distribution as of March 28, 2009:

Number of
Location	Doors(a)

United States and Canada	2,104
Europe	3,873
Japan	120

Total	6,097

(a)	In Asia/Pacific (excluding Japan), our products are distributed by our licensing partners.

In addition, American Living and Chaps-branded products distributed by our Wholesale segment were sold through approximately 1,700 doors domestically as of March 28, 2009.

We have seven key department-store customers that generate significant sales volume. For Fiscal 2009, these customers in the aggregate accounted for approximately 50% of all wholesale revenues, with Macy’s, Inc. representing approximately 19% of these revenues.

Our product brands are sold primarily through their own sales forces. Our Wholesale segment maintains its primary showrooms in New York City. In addition, we maintain regional showrooms in Atlanta, Chicago, Dallas, Los Angeles, Milan, Paris, London, Munich, Madrid and Stockholm.

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

As of March 28, 2009, we had approximately 10,000 shop-within-shops dedicated to our Ralph Lauren-branded wholesale products worldwide. Excluding significantly larger shop-within-shops in key department store locations, the size of our shop-within-shops typically ranges from approximately 200 to 6,000 square feet. We normally share in the cost of these shop-within-shops with our wholesale customers.

Basic Stock Replenishment Program.  Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. We generally ship these products within three-to-five days of order receipt.

Our Retail Segment

As of March 28, 2009, our Retail segment consisted of 163 full-price retail stores and 163 factory stores worldwide, totaling approximately 2.5 million square feet, and two e-commerce websites. The extension of our direct-to-consumer reach is a primary long-term strategic goal. We opened 16 new full-price stores and closed 8 full-price stores in Fiscal 2009. Our full-price retail stores reinforce the luxury image and distinct sensibility of our brands and feature exclusive lines that are not sold in domestic department stores. We operated the following full-price retail stores as of March 28, 2009:

Full-Price Retail Stores

Location	Ralph Lauren	Club Monaco	Rugby	Total

United States and Canada	64	66	11	141
Europe	18	—	—	18
Japan	1	—	—	1
Latin America	3	—	—	3

Total	86	66	11	163

•	Ralph Lauren stores feature the full-breadth of the Ralph Lauren apparel, accessory and home product assortments in an atmosphere reflecting the distinctive attitude and luxury positioning of the Ralph Lauren brand. Our seven flagship Ralph Lauren stores showcase our upper-end luxury styles and products and demonstrate our most refined merchandising techniques.

•	Club Monaco stores feature updated fashion apparel and accessories for both men and women. The brand’s clean and updated classic signature style forms the foundation of a modern wardrobe.

•	Rugby is a vertical retail format featuring an aspirational lifestyle collection of apparel and accessories for men and women. The brand is characterized by a youthful, preppy attitude which resonates throughout the line and the store experience.

In addition to generating sales of our products, our worldwide full-price stores set, reinforce and capitalize on the image of our brands. Our stores range in size from approximately 800 to over 37,500 square feet. These full-price stores are situated in major upscale street locations and upscale regional malls, generally in large urban markets. We generally lease our stores for initial periods ranging from 5 to 10 years with renewal options.

We extend our reach to additional consumer groups through our 163 Polo Ralph Lauren factory stores worldwide. During Fiscal 2009, we added 5 new Polo Ralph Lauren factory stores, net. Our factory stores are generally located in outlet malls. We operated the following factory retail stores as of March 28, 2009:

Factory Retail Stores

Polo
Location	Ralph Lauren

United States	136
Europe	23
Japan	4

Total	163

•	Polo Ralph Lauren domestic factory stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from approximately 2,700 to 20,000 square feet, with an average of approximately 9,200 square feet, these stores are principally located in major outlet centers in 36 states and Puerto Rico.

•	European factory stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from approximately 2,300 to 10,500 square feet, with an average of approximately 6,500 square feet, these stores are located in 9 countries, principally in major outlet centers.

•	Japanese factory stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from approximately 1,500 to 12,000 square feet, with an average of approximately 7,400 square feet, these stores are located in 3 provinces, principally in major outlet centers.

Factory stores obtain products from our suppliers, our product licensing partners and our retail stores.

RalphLauren.com and Rugby.com

In addition to our stores, our Retail segment sells products online through our e-commerce websites, RalphLauren.com (http://www.RalphLauren.com) and Rugby.com (http://www.Rugby.com).

RalphLauren.com offers our customers access to the full breadth of Ralph Lauren apparel, accessories and home products, allows us to reach retail customers on a multi-channel basis and reinforces the luxury image of our brands. RalphLauren.com averaged 2.9 million unique visitors a month and acquired approximately 350,000 new customers, resulting in 1.7 million total customers in Fiscal 2009.

In August 2008, the Company launched Rugby.com, its second e-commerce website. Rugby.com offers clothing and accessories for purchase — previously only available at Rugby stores — along with style tips, unique videos and blog-based content. Rugby.com offers an extensive array of Rugby products for young men and women within a full lifestyle destination.

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

Approximately 29% of our licensing revenue for Fiscal 2009 was derived from three licensing partners: Luxottica Group, S.p.A. (11%), L’Oreal S.A. (9%) and Peerless, Inc. (9%).

Product Licenses

The following table lists our principal product licensing agreements for men’s sportswear, men’s tailored clothing, men’s underwear and sleepwear, eyewear and fragrances as of March 28, 2009. The products offered by these licensing partners are listed below. Except as noted in the table, these product licenses cover the U.S. or North America only.

Licensing Partner	Licensed Product Category

L’Oreal S.A. (global)	Men’s and Women’s Fragrances, Cosmetics, Color and Skin Care Products
Peerless, Inc.	Men’s, Chaps, Lauren, Ralph, and American Living Tailored Clothing
Hanes Brands	Men’s Polo Ralph Lauren Underwear and Sleepwear
Luxottica Group, S.p.A. (global)	Eyewear
The Warnaco Group, Inc.	Men’s Chaps Sportswear

International Licenses

We believe that international markets offer additional opportunities for our quintessential American designs and lifestyle image. We work with our international licensing partners to facilitate international growth in their respective territories. International expansion/growth opportunities may include:

•	the roll out of new products and brands following their launch in the U.S.;

•	the introduction of additional product lines;

•	the entrance into new international markets;

•	the addition of Ralph Lauren or Polo Ralph Lauren stores in these markets; and

•	the expansion and upgrade of shop-within-shop networks in these markets.

The following table identifies our principal international area licensing partners (excluding Ralph Lauren Home and Club Monaco licensees) for Fiscal 2009:

Licensing Partner	Territory

Oroton Group/PRL Australia	Australia and New Zealand
Doosan Corporation	Korea
P.R.L. Enterprises, S.A.	Panama, Aruba, Curacao, The Cayman Islands, Costa Rica, Nicaragua, Honduras, El Salvador, Guatemala, Belize, Colombia, Ecuador, Bolivia, Peru, Antigua, Barbados, Bonaire, Dominican Republic, St. Lucia, St. Martin, Trinidad and Tobago
Dickson Concepts/PRL Hong Kong*	Hong Kong, China, Philippines, Malaysia, Singapore, Taiwan, Thailand and Indonesia

*	In February 2009, we entered into an agreement with Dickson to assume direct control of our Polo-branded licensed apparel businesses in Southeast Asia effective January 1, 2010. See “Recent Developments” for further discussion.

Our international licensing partners acquire the right to sell, promote, market and/or distribute various categories of our products in a given geographic area. These rights may include the right to own and operate retail stores. The economic arrangements are similar to those of our product licensing partners. We design licensed products either alone or in collaboration with our domestic licensing partners. Our product licensees, whose territories do not include the international geographic area licensees’ territories, generally provide our international licensing partners with product or patterns, piece goods, manufacturing locations and other information and assistance necessary to achieve product uniformity, for which they are often compensated by these partners.

As of March 28, 2009, our international licensing partners operated 90 Ralph Lauren stores and 63 Club Monaco stores and dedicated shops.

Ralph Lauren Home

Together with our licensing partners, we offer an extensive collection of home products that draw upon and further the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home, Lauren Ralph Lauren, Chaps and American Living brands in three primary categories: bedding and bath, home décor and home improvement. As of March 28, 2009, we had agreements with 10 domestic and 2 international home product licensing partners and one international home product sublicensing partner.

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

The Ralph Lauren Home, Lauren Ralph Lauren, Chaps and American Living home products offered by us and our product licensing partners are:

Category	Licensed Product	Licensing Partner

Bedding and Bath	Sheets, bedding accessories, towels and shower curtains, blankets, down comforters, other decorative bedding and accessories	WestPoint Home, Inc., Fremaux-Delorme, Ichida, Kohl’s Department Stores, Inc., J.C. Penney Corp., Inc.
	Bath rugs	Bacova Guild, Ltd.
Home Décor	Fabric and wallpaper	P. Kaufmann, Inc., Designers Guild Ltd.
	Furniture	EJ Victor, Inc.
	Tabletop and giftware, table linens, placemats, tablecloths and napkins	Fitz and Floyd, Inc., J.C. Penney Corp., Inc., Town & Country Linen Corp., Kohl’s Department Stores, Inc.
	Window, luggage	J.C. Penney Corp., Inc.
Home Improvement	Interior paints and stains and broadloom carpets	Akzo Nobel Paints LLC, Karastan, a division of Mohawk Carpet Corporation

WestPoint Home, Inc. offers a basic stock replenishment program that includes bath and bedding products, and accounted for approximately 57% of the net sales of these Ralph Lauren Home products and approximately 35% of total Ralph Lauren Home licensing revenue in Fiscal 2009.

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

We create distinctive image advertising for all of our products, conveying the particular message of each brand within the context of our core themes. Advertisements generally portray a lifestyle rather than a specific item and include a variety of products offered by ourselves and, in some cases, our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons, with additions throughout the year to coincide with product deliveries. In addition to print, some product categories have utilized television and outdoor media in their marketing programs. Our RalphLauren.com and Rugby.com e-commerce websites present the Ralph Lauren lifestyle on the Internet while offering the full breadth of our apparel, accessories and home products.

We advertise in consumer and trade publications, and participate in cooperative advertising on a shared cost basis with major retailers. In addition, we provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at retail locations. We expensed approximately $171 million related to the advertising of our products in Fiscal 2009, a decrease of approximately 9% from Fiscal 2008.

When our domestic licensing partners are required to spend an amount equal to a percent of their licensed product sales on advertising, we coordinate the advertising placement on their behalf.

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

In May 2008, the Company entered into an agreement with the U.S. Olympic Committee which designated Polo Ralph Lauren as an Official Outfitter of the 2008 U.S. Olympic and Paralympic Teams. Under this agreement, the Company designed the official opening ceremony and closing ceremony parade outfits for the U.S. Olympic teams members at the 2008 Summer Olympics in China, in addition to an assortment of village wear pieces provided to the athletes on the U.S. Teams.

In April 2009, the Company entered into a binding Letter of Intent (“LOI”) with the United States Olympic Committee (“USOC”) to be the exclusive Official Parade Outfitter for the 2010 and 2012 U.S. Olympic and Paralympic Teams. In addition to furnishing the Official Parade Outfits for the opening and closing ceremonies of the 2010 and 2012 Olympic Games, the Company also has the right to provide leisure/village wear (“Leisure Wear”) to the USOC Teams and to manufacture, distribute, advertise, promote and sell products in the United States which replicate the Parade Outfits and Leisure Wear.

Sourcing, Production and Quality

We contract for the manufacture of our products and do not own or operate any production facilities. Over 350 different manufacturers worldwide produce our apparel, footwear and accessories products, with no one manufacturer providing more than 8% of our total production during Fiscal 2009. We source both finished products and raw materials. Raw materials include fabric, buttons and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2009, less than 2%, by dollar volume, of our products were produced in the U.S., and over 98%, by dollar volume, were produced outside the U.S., primarily in Asia, Europe and South America. See “Import Restrictions and other Government Regulations” and Item 1A — “Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products.”

Most of the businesses in our Wholesale segment must commit to manufacture our garments before we receive customer orders. We also must commit to purchase fabric from mills well in advance of our sales. If we overestimate our primary customers’ demand for a particular product, we may sell the excess in our factory stores or sell the product through secondary distribution channels. If we overestimate the need for a particular fabric or yarn, that fabric or yarn may be used in garments made for subsequent seasons or made into past seasons’ styles for distribution in our factory stores.

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

See Item 1A — “Risk Factors — Risks Relating to the Industry in Which We Compete — We face intense competition in the worldwide apparel industry.”

Distribution

To facilitate distribution in the U.S., Ralph Lauren products are shipped from manufacturers to a network of distribution centers for inspection, sorting, packing and shipment to retail customers. This network includes our distribution center in Greensboro, North Carolina, third party logistics centers — primarily in Chino Hills, California — and, for Childrenswear products, a leased distribution center in Martinsburg, West Virginia. Our full-price store, factory store and Club Monaco shipments are distributed through this network. All facilities are designed to allow for high density cube storage and utilize bar code technology to provide inventory management and controls. European distribution has been consolidated into one third party facility located in Parma, Italy. Japan logistics have been consolidated into one third party facility in Kawasaki.

RalphLauren.com and Rugby.com customer contact functions and order fulfillment are performed at a leased facility in High Point, North Carolina.

Management Information Systems

Our management information systems make the marketing, manufacturing, importing and distribution of our products more efficient by providing, among other things:

•	comprehensive order processing;

•	production information;

•	accounting information; and

•	an enterprise view of information for our marketing, manufacturing, importing and distribution functions.

The point-of-sale registers in conjunction with other systems in our stores enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial systems, coupled with our point-of-sale registers and software programs, allow for stock replenishment, effective merchandise planning and real-time inventory accounting. See Item 1A — “Risk Factors — Risks Related to Our Business — Certain legal proceedings and regulatory matters could adversely impact our results of operations.”

We also utilize an automated replenishment system, Logility, to facilitate the processing of basic replenishment orders from our Retail segment and wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. We have a collaborative relationship with many of our suppliers that enables us to reduce cash-to-cash cycles in the management of our inventory. See Item 1A — “Risk Factors — Risks Related to Our Business — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.”

Wholesale Credit Control

We manage our own credit function. We sell our merchandise primarily to major department stores and extend credit based on an evaluation of the customer’s financial condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor our accounts receivables or maintain credit insurance to manage the risks of bad debts. Collection and deduction transactional activities are principally provided through a third party service provider. Our bad debt expenses were approximately $14 million in Fiscal 2009, representing less than 1 percent of net revenues but higher than our historical experience due largely to the negative effects of the slowdown in the global economy on the financial condition and liquidity of our customer base. See Item 1A — “Risk Factors — Risks Related to Our Business — Our business could be negatively impacted by any financial instability of our customers.”

Wholesale Backlog

We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. Such orders are generally subject to broad cancellation rights. As of March 28, 2009, our total backlog was $1.289 billion, compared to $1.573 billion as of March 29, 2008. We expect that substantially all of our backlog orders as of March 28, 2009 will be filled within the next fiscal year. The size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of the size of our order backlog from period to period may not be necessarily meaningful, nor may it be indicative of eventual shipments. Nevertheless, the decrease in our order backlog from the prior year is associated in part with a reduction in customer orders relating to the contraction in consumer spending expected to continue during Fiscal 2010.

Trademarks

We own the “Polo,” “Ralph Lauren”, “Polo by Ralph Lauren Design” and the famous polo player astride a horse trademarks in the U.S. and approximately 100 countries worldwide. Other trademarks that we similarly own include:

•	“Lauren Ralph Lauren”;

•	“Lauren”;

•	“Purple Label”;

•	“Pink Pony”;

•	“Ralph”;

•	“RRL”;

•	“Club Monaco”;

•	“Rugby”;

•	“RLX”;

•	“Chaps”;

•	“American Living”; and

•	Various trademarks pertaining to fragrances and cosmetics.

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

Our trademarks are the subjects of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings, restaurant and café services, online services and online publications and beauty products, as well as in connection with retail services, and we continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as extremely valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement (see Item 3 — “Legal Proceedings” for further discussion). As a result of the appeal of our trademarks, our products have been the object of counterfeiting. We have a broad enforcement program which has been generally effective in controlling the sale of counterfeit products in the U.S. and in major markets abroad.

In markets outside of the U.S., our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including “Polo” and/or a representation of a polo player astride a horse, which impede our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have generally successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks (see Item 1A — “Risk Factors — Risks Related to Our Business — Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.” and Item 3 — “Legal Proceedings” for further discussion). Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets, we cannot assure that significant impediments will not arise in the future as we expand product offerings and additional trademarks to new markets.

Import Restrictions and Other Government Regulations

Virtually all of our merchandise imported into the U.S., Canada, and Europe is subject to duties. Until January 1, 2008, much of our apparel merchandise was also subject to safeguard quotas. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provided that WTO member countries (including the U.S., Canada and European countries) could reimpose quotas on specific categories of products in the event it is determined that imports from China surged and threatened to create a market disruption for such categories of products (so called “safeguard quota provisions”). Such safeguard quotas were permissible through January 1, 2008. From January 1, 2008 through January 1, 2011, WTO member countries can reimpose merchandise-specific safeguard quota. No such quotas are currently in effect. In addition, effective January 1, 2008, the European Union agreed with China on a new textile arrangement which imposed a double surveillance licensing scheme which terminated at the end of calendar year 2008. The U.S. and other countries may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) at unfairly traded prices that in such increased quantities as to cause (or threaten) injury to the relevant domestic industry (generally known as “anti-dumping” actions). The European Union has imposed certain anti-dumping duties on imports from China and Vietnam in certain footwear categories. Canada currently also has an anti-dumping proceeding on footwear under consideration. If dumping is suspected in the U.S., the U.S. Government may self-initiate a dumping case on behalf of the U.S. textile industry which could significantly affect our costs. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the U.S. Government to offset subsidies provided by a foreign government to foreign manufactures if the importation of such subsidized merchandise injures or threatens to injure a U.S. industry. Recent developments have now made it possible to impose countervailing duties on products from non-market economies, such as China, which could significantly increase our costs.

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

As almost all our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quota could adversely affect our operations. Although we generally expect that the 2005 elimination of quotas will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions” or any “anti-dumping” or “countervailing duty” actions may result, over the near term, in cost increases and in disruption of the supply chain for certain products categories. See Item 1A — “Risk Factors” below for further discussion.

Apparel and other products sold by us are also subject to regulation in the U.S. and other countries by other governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Fish and Wildlife Service and the Consumer Products Safety Commission, including the recently enacted Consumer Product Safety Improvement Act (“CPSIA”) which imposes new limitations on the permissible amounts of lead and phthalates allowed in children’s products. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety particularly with respect to products used by children. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or results of operations.

Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

Employees

As of March 28, 2009, we had approximately 17,000 employees, both full and part-time, consisting of approximately 12,000 in the U.S. and approximately 5,000 in foreign countries. 30 of our U.S. production and distribution employees in the womenswear business are members of UNITE HERE (which was previously known as the Union of Needletrades, Industrial and Textile Employees, prior to its merger with the Hotel Employees and Restaurant Employees International Union) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers

The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 69	Mr. Lauren has been Chairman, Chief Executive Officer and a director of the Company since prior to the Company’s initial public offering in 1997, and was a member of the Advisory Board of the Board of Directors of the Company’s predecessors since their organization. He founded Polo in 1967 and has provided leadership in the design, marketing, advertising and operational areas since such time.
Roger N. Farah	Age 56	Mr. Farah has been President, Chief Operating Officer and a director of the Company since April 2000. He was Chairman of the Board of Venator Group, Inc. from December 1994 to April 2000, and was Chief Executive Officer of Venator Group, Inc. from December 1994 to August 1999. Mr. Farah is a member of the Board of Directors of Aetna, Inc. and Progressive Corp.
Jackwyn Nemerov	Age 57	Ms. Nemerov has been Executive Vice President of the Company since September 2004 and a director of the Company since February 2007. From 1998 to 2002, she was President and Chief Operating Officer of Jones Apparel Group, Inc.
Tracey T. Travis	Age 46	Ms. Travis has been Senior Vice President of Finance and Chief Financial Officer of the Company since January 2005. Ms. Travis served as Senior Vice President, Finance of Limited Brands, Inc. from April 2002 until August 2004, and Chief Financial Officer of Intimate Brands, Inc. from April 2001 to April 2002. Prior to that time, Ms. Travis was Chief Financial Officer of the Beverage Can Americas group at American National Can from 1999 to 2001, and held various finance and operations positions at Pepsi Bottling Group from 1989-1999. Ms. Travis is a member of the boards of directors of Jo-Ann Stores, Inc. and the Lincoln Center Theater.
Mitchell A. Kosh	Age 59	Mr. Kosh has served as Senior Vice President of Human Resources and Legal of the Company since July 2000. He was Senior Vice President of Human Resources of Conseco, Inc., from February 2000 to July 2000. Prior to that time, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

Item 1A.	Risk Factors

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

We sell our wholesale merchandise primarily to major department stores across the U.S. and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to that customer’s receivables. In the aggregate, our seven largest department-store customers constituted approximately 40% of our gross trade accounts receivable outstanding as of March 28, 2009 and contributed approximately 50% of all wholesale revenues for Fiscal 2009. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business or financial condition. See Item 1 — “Business — Wholesale Credit Control.”

The current economic crisis could have a negative impact on our major customers and suppliers which in turn could materially adversely affect our results of operations and liquidity.

The current economic crisis is having a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our revolving credit facility will provide us with sufficient liquidity through the current economic crisis, the impact of this crisis on our major customers and suppliers cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity.

We cannot assure the successful implementation of our growth strategy.

As part of our growth strategy, we seek to extend our brands, expand our geographic coverage and increase direct management of our brands by opening more of our own stores, strategically acquiring or integrating select licenses previously held by our licensees and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in Europe, Asia and other international areas. As discussed in Item 1 — “Business — Recent Developments,” on August 1, 2008, we acquired our previously licensed childrenswear and golf apparel businesses in Japan. In Fiscal 2008, we acquired a controlling interest in Impact 21 Co., Ltd. (“Impact 21”) and the remaining 50% interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”). We also acquired our previously licensed belts and leather goods business in April 2007 and the remaining 50% interest in Ralph Lauren Media, LLC (“RL Media”) in March 2007.

Also, as discussed in Item 1 — “Business — Recent Developments,” in February 2009, we entered into an agreement with Dickson to assume direct control of our Polo-branded licensed apparel businesses in Southeast Asia effective January 1, 2010.

We may have difficulty integrating acquired businesses into our operations, hiring and retaining qualified key employees, or otherwise successfully managing such expansion. Furthermore, we may not be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration.

In Fiscal 2008, we launched American Living, a new lifestyle brand created exclusively in the U.S. for JCPenney. The success of American Living and the introduction of new product categories in both the U.S. and overseas may be negatively impacted in Fiscal 2010 by the contraction in consumer spending associated with the current weakened global economic environment. See Item 7 — “Overview — Global Economic Developments” for further discussion.

Implementation of our growth strategy involves the continuation and expansion of our retail distribution network, both in the U.S. and abroad, which are subject to many factors beyond our control. We may not be able to procure, purchase or lease desirable free- standing or department store locations, or renew and maintain existing free-standing store leases and department store locations on acceptable terms, or secure suitable replacement locations. The lease negotiation as well as the number and timing of new stores actually opened during any given period, and their associated contribution to net income for the period, depends on a number of factors including, but not limited, to: (i) the availability of suitable financing to us and our landlords; (ii) the timing of the delivery of the leased premises to us from our landlords in order to commence build-out construction activities; (iii) our ability and our landlords’ ability to obtain all necessary governmental licenses and permits to construct and operate our stores on a timely basis; (iv) our ability to manage the construction and development costs of new stores; (v) the rectification of any unforeseen engineering or environmental problems with the leased premises; (vi) adverse weather during the construction period; and (vii) the hiring and training of qualified operating personnel in the local market. While we continue to explore new markets and are always evaluating new potential locations, any of the above factors could have an adverse impact on our financial operations.

In Europe, we lack the large wholesale distribution channels we have in the U.S., and we may have difficulty developing successful distribution strategies and alliances in each of the major European countries. In Japan, our primary mode of distribution is via a network of shops located within the leading department stores. We may have difficulty in successfully retaining this network, and expanding into alternate distribution channels. Additionally, macroeconomic trends may not be favorable, and could limit our ability to implement our growth strategies in select geographies where we have foreign operations, such as Europe and Asia.

Our business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the retail industry.

Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. We believe that a substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. In the aggregate, our seven largest department-store customers accounted for approximately 50% of our wholesale net sales during Fiscal 2009. There can be no assurance that consolidations, restructurings, reorganizations or other ownership changes in the department store sector will not have a material adverse effect on our wholesale business.

We typically do not enter into long-term agreements with our customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to decrease or eliminate the amount of merchandise purchased from us or our licensing partners; or to change their manner of doing business with us or our licensing partners or their new strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives, could have a material adverse effect on our business or financial condition.

Our profitability may decline as a result of increasing pressure on margins.

The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer spending patterns. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Certain legal proceedings and regulatory matters could adversely impact our results of operations.

We are involved in certain legal proceedings and are subject from time to time to various claims involving alleged breach of contract claims, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters and other litigations. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to the Company or have a negative impact on the Company’s reputation or relations with its employees, customers, licensees or other third parties. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that the Company devotes substantial time and resources to defend itself. Further, changes in governmental regulations both in the U.S. and in other countries where we conduct business operations could have an adverse impact on our results of operations. See Item 3 — “Legal Proceedings” for further discussion of the Company’s legal matters.

Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.

The Company relies heavily on its computer systems to record and process transactions and manage and operate our business. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders from our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce and other Internet websites in the U.S. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages.

Our business is subject to risks associated with importing products.

As of March 28, 2009, we source a significant portion of our products outside the U.S. through arrangements with over 350 foreign vendors in various countries. In Fiscal 2009, over 98%, by dollar value, of our products were produced outside the U.S., primarily in Asia, Europe and South America. Risks inherent in importing our products include:

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

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S., the European Union, Asia, or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on our business in the future or may require us to significantly modify our current business practices.

Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.

We believe that our trademarks and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. Significant counterfeiting of our products continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have in the past resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition and results of operations. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting or a material adverse effect on our business or brands arising from imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. In addition, the laws of certain foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S. See Item 1 — “Business — Trademarks,” and Item 3 — “Legal Proceedings.”

Our business could suffer as a result of a manufacturer’s inability to produce our goods on time and to our specifications.

We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications primarily by international manufacturers. During Fiscal 2009, less than 2%, by dollar value, of our men’s and women’s products were manufactured in the U.S. and over 98%, by dollar value, of these products were manufactured in other countries. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a substantial reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations.

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

We compete with other companies for the production capacity of our manufacturers and import quota capacity. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production and import quota capacity. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot guarantee that this additional capacity will be available when required on terms that are acceptable to us. See Item 1 — “Business — Sourcing, Production and Quality.” We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.

Our business is exposed to domestic and foreign currency fluctuations.

We generally purchase our products in U.S. dollars. However, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales and licensing revenue generally is derived from sales in foreign currencies. These foreign currencies include the Japanese Yen, the Euro and the British Pound Sterling, and this revenue could be materially affected by currency fluctuations. Although we hedge certain exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management.”

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

Although a number of our license agreements prohibit licensing partners from entering into licensing arrangements with our competitors, our licensing partners generally are not precluded from offering, under other brands, the types of products covered by their license agreements with us. A substantial portion of sales of our products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses. Changes in management, reduced sales of licensed products, poor execution or financial difficulties with respect to any of our licensing partners could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See Item 1 — “Business — Our Licensing Segment.”

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

As of March 28, 2009, Mr. Ralph Lauren, or entities controlled by Mr. Ralph Lauren, owned approximately 86% of the voting power of the outstanding common stock of the Company. As a result, Mr. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of the Company’s Class B common stock directors, voting separately as a class, and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.

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

Risks Relating to the Industry in Which We Compete

The downturn in the global economy may continue to affect consumer purchases of discretionary items and luxury retail products, which could adversely affect our sales.

The industries in which we operate are cyclical. Many economic factors outside of our control affect the level of consumer spending in the apparel, cosmetic, fragrance, accessories and home products industries, including, among others:

•	general business conditions;

•	economic downturns;

•	employment levels;

•	downturns in the stock market;

•	interest rates;

•	the housing market;

•	consumer debt levels;

•	the availability of consumer credit;

•	increases in fuel prices;

•	taxation; and

•	consumer confidence in future economic conditions.

Consumer purchases of discretionary items and luxury retail products, including our products, may continue to decline during recessionary periods and at other times when disposable income is lower. A continuing downturn or an uncertain outlook in the economies in which we, or our licensing partners, sell our products may materially adversely affect our businesses and our revenues and profits. See Item 7 — “Overview — Our Objectives and Risks” for further discussion.

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

Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers worldwide whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure you that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, we cannot assure you that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues. See Item 1 — “Business —  Sourcing, Production and Quality.”

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease space for our retail and factory showrooms, and warehouse and office space in various domestic and international locations. We do not own any real property except for our distribution facility in Greensboro, North Carolina and a parcel of land adjacent to the facility, and retail stores in Southampton, New York and Nantucket, Massachusetts.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

The following table sets forth information with respect to our key properties:

		Approximate	Current Lease Term
Location	Use	Sq. Ft.	Expiration

Greensboro, NC	Wholesale Distribution Facility	1,500,000	Owned
High Point, NC	Retail Distribution Facility	360,000	January 31, 2023
Martinsburg, WV	Wholesale Distribution Facility	187,000	December 31, 2010
625 Madison Avenue, NYC	Corporate offices and home showroom	270,000	December 31, 2019
650 Madison Avenue, NYC	Executive, corporate office and design studio, Men’s showrooms	203,500	December 31, 2024
Lyndhurst, NJ	Corporate and retail administrative offices	170,000	December 31, 2019
550 7th Avenue, NYC	Corporate office, design studio and Women’s showrooms	84,000	December 31, 2018
Geneva, Switzerland	European corporate offices	60,000	March 31, 2013
London, UK	Retail Flagship Store	40,000	July 4, 2021
Chicago, IL	Retail Flagship Store	37,600	November 14, 2017
867 Madison Avenue, NYC	Retail Flagship Store	27,700	December 31, 2013
Tokyo, Japan	Retail Flagship Store	24,300	December 31, 2020
Beverly Hills, CA	Retail Flagship Store	21,600	September 30, 2023
Milan, Italy	Retail Flagship Store	18,300	June 30, 2015

As of March 28, 2009, we operated 326 retail stores, totaling approximately 2.5 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable locations.

Item 3.	Legal Proceedings

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The terms of the final settlement remain subject to court approval. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009.

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court for the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. We believe this lawsuit to be without merit, and moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. A hearing on these motions occurred on November 1, 2007. The judge presiding in this case provided a written ruling on the summary judgment motion on April 11, 2008. The Court granted Polo’s summary judgment motion to dismiss in large measure, and denied Wathne’s cross-motion. Wathne appealed the dismissal of its claims and a hearing in connection with this appeal was held before the Appellate Division of the Supreme Court on May 19, 2009. A ruling from the Appellate Division with respect to this appeal is not expected for several months. A trial date has not yet been established in connection with this matter. We intend to continue to contest the remaining claims in this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On March 2, 2006, a former employee at our Club Monaco store in Los Angeles, California filed a lawsuit against the Company in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiff purported to represent a class of Club Monaco store employees who allegedly were injured by being improperly classified as exempt employees and thereby did not receive compensation for overtime and did not receive meal and rest breaks. The complaint sought an unspecified amount of compensatory damages, disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2007, eleven former and then current employees of the Company’s Club Monaco stores in California filed a lawsuit in Los Angeles Superior Court alleging similar claims as the Club Monaco action in San Francisco. The complaint sought an unspecified amount of compensatory damages, attorneys’ fees and punitive damages. The parties to these two Club Monaco litigations agreed to retain a mediator in an effort to resolve both matters and agreed to settle all claims involving both litigations at an aggregate cost of $1.2 million. The terms of the settlement were recently approved by both the Los Angeles and San Francisco courts.

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

On May 15, 2009, the Company’s subsidiary, Club Monaco Corp., commenced an action in the Supreme Court of the State of New York, New York County, against LCJG Distribution Co., Ltd. (“LCJG”) and Lane Crawford Joyce Group Limited (“Lane Crawford”). LCJG is a Club Monaco Corp. licensee in Asia pursuant to a Club Monaco Store License Agreement, dated as of February 28, 2005 (as amended, the “License Agreement”). Lane Crawford is the guarantor of LCJG’s obligations under the License Agreement, pursuant to a Guaranty, dated as of February 28, 2005, which was executed by Lane Crawford (the “Guaranty”). The License Agreement requires that LCJG pay royalties and other payments to Club Monaco Corp. for the use by LCJG of the Club Monaco brand in connection with the operation of various Club Monaco stores in Asia. Club Monaco Corp.’s Complaint alleges that LCJG and Lane Crawford have breached the License Agreement and Guaranty by, among other things, failing to pay Club Monaco certain royalties and other payments which both LCJG and Lane Crawford are responsible for under the License Agreement and Guaranty. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity, financial position or results of operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 28, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “RL.” The following table sets forth the high and low sales prices per share of the Class A common stock for each quarterly period in our two most recent fiscal years, as reported on the NYSE Composite Tape:

	Market Price
	of Class A
	Common Stock
	High	Low

Fiscal 2009:
First Quarter	$71.20	$57.07
Second Quarter	82.02	53.86
Third Quarter	70.64	31.22
Fourth Quarter	48.29	31.64
Fiscal 2008:
First Quarter	$101.46	$87.70
Second Quarter	102.58	71.76
Third Quarter	78.61	60.50
Fourth Quarter	68.67	50.55

On May 20, 2003, our Board of Directors initiated a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share on an annual basis, on our Class A common stock. Approximately $20 million was recorded as a reduction to retained earnings during Fiscal 2009 in connection with these dividends.

As of May 15, 2009, there were 1,136 holders of record of our Class A common stock and 16 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren and related entities and are convertible at any time into shares of Class A common stock on a one-for-one basis.

During the fiscal quarter ended March 28, 2009, there were no shares repurchased by the Company as part of the publicly announced plans or programs. The remaining availability under the Company’s common stock repurchase program was approximately $266 million as of March 28, 2009.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock with the cumulative total return of the Standard & Poor’s 500 Index, and a peer group index of companies that we believe are similar to ours (the “Peer Group”) for the period from April 2, 2004, the last trading day in the Company’s 2004 fiscal year, through March 27, 2009, the last trading day in the Company’s 2009 fiscal year. Our Peer Group consists of Coach, Estee Lauder, Jones Apparel, Kenneth Cole, Liz Claiborne, Phillips Van Heusen, Tiffany & Co., VF Corp., Warnaco, LVMH, Burberry, PPR SA, Hermes International, Richemont, Luxottica and Tod’s Group. All calculations done for foreign companies in our Peer Group are made using the local foreign issue of such companies. The returns are calculated by assuming an investment in the Class A common stock and each index of $100 on April 2, 2004, with all dividends reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Polo Ralph Lauren Corporation, The S&P 500 Index
And A Peer Group

*	$100 invested on 4/2/04 in stock or 3/31/04 in index, including reinvestment of dividends. Index calculated on month-end basis.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

See the “Index to Consolidated Financial Statements and Supplementary Information,” and specifically “Selected Financial Information” appearing at the end of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and footnotes, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2009 (“Fiscal 2009 10-K”). We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2009 ended on March 28, 2009 and reflected a 52-week period (“Fiscal 2009”); fiscal year 2008 ended on March 29, 2008 and reflected a 52-week period (“Fiscal 2008”); and fiscal year 2007 ended on March 31, 2007 and also reflected a 52-week period (“Fiscal 2007”).

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, including our objectives and risks, and a summary of financial performance for Fiscal 2009. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2009, Fiscal 2008 and Fiscal 2007.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2009, Fiscal 2008 and Fiscal 2007, as well as a discussion of our financial condition and liquidity as of March 28, 2009. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) a summary of our outstanding debt and commitments as of March 28, 2009.

•	Market risk management. This section discusses how we manage our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions as of March 28, 2009.

•	Critical accounting policies. This section discusses accounting policies considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our accompanying audited consolidated financial statements.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been issued, but which we have not yet adopted.

OVERVIEW

Our Business

Our Company is a global leader in the design, marketing and distribution of premium lifestyle products including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Rugby, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others.

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business (representing approximately 57% of Fiscal 2009 net revenues) consists of wholesale-channel sales made principally to major department stores, specialty stores and golf and pro shops located throughout the U.S., Europe and Asia. Our retail business (representing approximately 39% of Fiscal 2009 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through our retail internet sites located at www.RalphLauren.com and www.Rugby.com. In addition, our licensing business (representing approximately 4% of Fiscal 2009 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 28% of our Fiscal 2009 net revenues was earned in international regions outside of the U.S. and Canada. See Note 21 to the accompanying audited consolidated financial statements for a summary of net revenues by geographic location.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment.

Our Objectives and Risks

Our core strengths include a portfolio of global luxury lifestyle brands, a strong and experienced management team, a proven ability to develop and extend our brands distributed through multiple retail channels in global markets, a disciplined investment philosophy and a solid balance sheet. Despite the various risks associated with the deterioration in the global economic environment as further discussed below, we believe our core strengths will allow us to continue to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

Our financial performance has been driven by the Company’s focus on six key objectives:

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

While balancing our long-term key strategic objectives with our near-term priorities to manage through the many risks associated with the weakened global economic environment, including a significant contraction in consumer spending, we intend to continue to pursue select opportunities for growth during the course of Fiscal 2010 and beyond. These opportunities and continued investment initiatives include:

•	International Growth Opportunities

➢	The transition of our wholesale and retail businesses in Southeast Asia from a licensed to a wholly owned operation effective January 1, 2010, and the development of a supporting organizational infrastructure; and

➢	Ongoing development and integration of our recently acquired Japanese businesses, including the continued execution of our plans to build a supporting organizational infrastructure and retail business.

•	Brand Extension and Product Diversification Growth Opportunities

➢	Further development of a wide array of luxury accessories product offerings, including handbags, footwear, small leathergoods and watches/jewelry; and

➢	The continued expansion of our Lauren product line in Europe and other international markets.

•	Direct-to-Consumer Growth Opportunities

➢	Global expansion of our direct-to-consumer presence in various formats and key markets, including Paris, France.

•	Cost Savings Opportunities

➢	The ongoing evaluation of strategies to better align our cost base with lower sales trends associated with the recent contraction in consumer spending.

Global Economic Developments

Our opportunities for long-term growth are accompanied by significant challenges and risks, particularly in the near term. Over the course of the past year, the global economic environment has deteriorated significantly and has evolved into what is commonly called a “global economic crisis.” Negative developments have included declining values in real estate, restricted criteria for obtaining credit and capital, liquidity concerns for most borrowers, the failure of certain major financial institutions, rising unemployment, and significant declines and volatility in global financial markets. In response to these unprecedented economic conditions, the United States and many other countries have taken a number of significant measures designed to stabilize the state of their financial systems. Notwithstanding these measures, consumer confidence in the U.S., as measured by the Conference Board, has been at all-time low levels.

The global economic crisis has negatively impacted to a significant degree the level of consumer spending for discretionary items over the course of the past year and through April 2009. This has negatively affected our business as it is highly dependent on consumer demand for our products. Despite the more challenging economic environment that affected both the Company’s wholesale customers and retail channels, we continued to experience reported revenue growth during Fiscal 2009.

However, beginning in October 2008, our Retail segment began to experience sharp declines in comparative store sales, as did many of our traditional wholesale customers. In particular, our comparable store sales for the second half of Fiscal 2009 declined approximately 23% for full-price Ralph Lauren sales, approximately 19% for full-price Club Monaco sales and approximately 6% for factory store sales. To realign our cost base with lower sales trends, the Company initiated a restructuring plan during the fourth quarter of Fiscal 2009. This plan included a reduction in workforce and the closure of certain underperforming retail stores. Cost reduction actions related to the restructuring plan are anticipated to result in annualized pretax cash savings of approximately $25 million beginning in Fiscal 2010. We also have mitigated the impact of the contraction in consumer spending by taking proactive measures to scale back our inventory levels across all channels, with inventory down approximately 2% at the end of Fiscal 2009 compared to the prior year excluding the effects of acquisitions.

The global economic environment and the related contraction in the anticipated level of consumer spending will likely continue to have a negative effect on our sales and operating margins across all segments for the foreseeable future. As of March 28, 2009, largely in response to the global macroeconomic environment, our traditional retail partners have reduced their initial wholesale orders for Fall 2009 apparel products by approximately 10%.

We continue to evaluate strategies to control costs by focusing on operational efficiencies on a Company-wide basis, by conservatively managing our inventory levels, and by controlling capital spending. The implementation of these strategies may necessitate additional cost-savings actions going forward.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” included elsewhere in this Fiscal 2009 10-K.

Summary of Financial Performance

Operating Results

During Fiscal 2009, we reported revenues of $5.019 billion, net income of $406.0 million and net income per diluted share of $4.01. This compares to revenues of $4.880 billion, net income of $419.8 million and net income per diluted share of $3.99 during Fiscal 2008. As discussed further below, the comparability of our operating results has been affected by recent acquisitions and $79.0 million of pretax charges recognized in Fiscal 2009 related to asset impairments and restructurings.

Our operating performance for Fiscal 2009 included revenue growth of 2.8%, principally due to the inclusion of a full year of revenues from the newly launched American Living product line, increased revenues from our European and Japanese Wholesale businesses, continued growth in RalphLauren.com and Rugby.com sales (collectively, “RalphLauren.com”), and net favorable foreign currency effects. These increases were partially offset by a net decline in comparable global Retail store sales and lower Wholesale sales to our traditional department and specialty store customers in the U.S. associated with the current weakened global economic environment. We also experienced an increase in gross profit percentage of 30 basis points to 54.4%, primarily due to the growth of our European and Japanese Wholesale operations, as well as the net decrease of unfavorable purchase accounting effects in our Wholesale and Retail segments. These increases were partially offset by increased markdown activity and higher reductions in the carrying cost of our retail inventory, largely relating to the current economic downturn. Selling, general and administrative (“SG&A”) expenses increased during Fiscal 2009 attributable largely to our new business initiatives.

Net income declined during Fiscal 2009 as compared to Fiscal 2008, principally due to a $57.9 million decrease in operating income, offset in part by a $40.8 million decrease in the provision for income taxes. The decrease in the provision for income taxes was driven by a 370 basis point decline in our effective tax rate and the overall decrease in pretax income. Net income per diluted share slightly increased compared to the prior fiscal year, as the effect of lower weighted-average diluted shares outstanding was mostly offset by the decrease in net income in Fiscal 2009. These results were negatively impacted by $79.0 million of pretax charges recognized in Fiscal 2009 related to asset impairments and restructurings, which had an aggregate effect of reducing net income in Fiscal 2009 by $49.7 million ($0.49 per diluted share).

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended Fiscal 2009 in a net cash and short-term investments position (total cash and cash equivalents, plus short-term investments less total debt) of $413.5 million, compared to a net debt position (total debt less total cash and cash equivalents and short-term investments) of $53.4 million as of the end of Fiscal 2008.

The improvement in our financial position was primarily due to growth in operating cash flows, partially offset by our treasury stock repurchases, capital expenditures and the funding of our recent Japanese Childrenswear and Golf Acquisition (as defined under “Recent Developments”). Our stockholders’ equity increased to $2.735 billion as of March 28, 2009, compared to $2.390 billion as of March 29, 2008. This increase was primarily due to our net income during Fiscal 2009, offset in part by our share repurchase activity.

We generated $774.2 million of cash from operations during Fiscal 2009, compared to $695.4 million during Fiscal 2008. We used our cash availability to support our common stock repurchase program, to reinvest in our business through capital spending, to fund our Japanese Childrenswear and Golf Acquisition for approximately $26.0 million, and to repay $196.8 million of debt that matured in May 2008 relating to our Japanese Business Acquisitions (as defined under “Recent Developments”). In particular, we used $169.8 million to repurchase 2.5 million shares of Class A common stock. We also spent $185.0 million for capital expenditures primarily associated with global retail store expansion, construction and renovation of department store shop-within-shops and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three fiscal years presented herein has been affected by certain transactions, including:

•	Acquisitions that occurred in Fiscal 2009, Fiscal 2008 and Fiscal 2007. In particular, the Company completed the Japanese Childrenswear and Golf Acquisition on August 1, 2008, the Japanese Business Acquisitions on May 29, 2007, the Small Leathergoods Business Acquisition on April 13, 2007 and the RL Media Minority Interest Acquisition on March 28, 2007 (each as defined in Note 5 to the accompanying audited consolidated financial statements);

•	Certain pretax charges related to asset impairments and restructurings during the fiscal years presented; and

•	The adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standards (“FAS”) No. 109” (“FIN 48”) as of the beginning of Fiscal 2008. The incremental impact of the adoption of FIN 48 decreased the effective tax rate by 97 basis points in Fiscal 2008. See Note 13 to the accompanying audited consolidated financial statements for further discussion of the Company’s adoption of FIN 48.

A summary of the effect of certain of these items on pretax income for each applicable fiscal year presented is noted below (references to “Notes” are to the notes to the accompanying audited consolidated financial statements):

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions)

Impairments of assets (see Note 11)	$(55.4)	$(5.0)	$—
Restructuring charges (see Note 12)	(23.6)	—	(4.6)

	$(79.0)	$(5.0)	$(4.6)

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Agreement to Acquire Southeast Asia Licensed Operations

In February 2009, the Company entered into an agreement with Dickson Concepts International Limited (“Dickson”) to assume direct control of its Polo-branded licensed apparel businesses in Southeast Asia effective January 1, 2010 in exchange for a payment of $20 million and certain other consideration. Dickson is currently the Company’s licensee for Polo-branded apparel in the Southeast Asia region, which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. In connection with this agreement, the Company entered into a one-year extension of its underlying sub-license agreement with Dickson, which was originally scheduled to expire on December 31, 2008. The transaction is subject to certain customary closing conditions. The Company expects to account for this transaction as an asset purchase during the fourth quarter of Fiscal 2010.

Japanese Childrenswear and Golf Acquisition

On August 1, 2008, in connection with the transition of the Polo-branded childrenswear and golf apparel businesses in Japan from a licensed to a wholly owned operation, the Company acquired certain net assets (including inventory) from Naigai Co. Ltd. (“Naigai”) in exchange for a payment of approximately ¥2.8 billion (approximately $26 million as of the acquisition date) and certain other consideration (the “Japanese Childrenswear and Golf Acquisition”). The Company funded the Japanese Childrenswear and Golf Acquisition with available cash on-hand. Naigai was the Company’s licensee for childrenswear, golf apparel and hosiery under the Polo by Ralph Lauren and Ralph Lauren brands in Japan. In conjunction with the Japanese Childrenswear and Golf Acquisition, the Company also entered into an additional 5-year licensing and design-related agreement with Naigai for Polo and Chaps-branded hosiery in Japan and a transition services agreement for the provision of a variety of operational, human resources and information systems-related services over a period of up to eighteen months from the date of the closing of the transaction.

The results of operations for the Polo-branded childrenswear and golf apparel businesses in Japan have been consolidated in the Company’s results of operations commencing August 2, 2008.

Japanese Business Acquisitions

On May 29, 2007, the Company acquired control of certain of its Japanese businesses that were formerly conducted under licensed arrangements, consistent with the Company’s long-term strategy of international expansion. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 Co., Ltd. (“Impact 21”) that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to approximately 97%. Impact 21 previously conducted the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a pre-existing, sub-license arrangement. In addition, the Company acquired the remaining 50% interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”), which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama and Seibu (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are herein referred to as the “Japanese Business Acquisitions.”

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. In February 2008, the Company acquired approximately 1% of the remaining Impact 21 shares outstanding at an aggregate cost of $5 million. During the first quarter of Fiscal 2009, the Company acquired the remaining 2% of Impact 21 shares outstanding at an aggregate cost of approximately $9 million and completed the process of acquiring the remaining outstanding shares not exchanged as of the close of the tender offer period (the “minority squeeze-out”). As a result of these transactions, Impact 21 is a 100%-owned subsidiary of the Company.

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

See Note 5 to the accompanying audited consolidated financial statements for further discussion of the Company’s acquisitions during the fiscal years presented.

American Living

In Fiscal 2008, the Company launched American Living, a new lifestyle brand created exclusively in the U.S. for distribution by J.C. Penney Company, Inc. (“JCPenney”) through the Company’s Global Brand Concepts group. The Company began shipping related product to JCPenney in December 2007. See “Overview — Global Economic Developments.”

RESULTS OF OPERATIONS

Fiscal 2009 Compared to Fiscal 2008

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008	$ Change	% Change
	(millions, except per share data)

Net revenues	$5,018.9	$4,880.1	$138.8	2.8%
Cost of goods sold(a)	(2,288.2)	(2,242.0)	(46.2)	2.1%

Gross profit	2,730.7	2,638.1	92.6	3.5%
Gross profit as % of net revenues	54.4%	54.1%
Selling, general and administrative expenses(a)	(2,036.0)	(1,932.5)	(103.5)	5.4%
SG&A as % of net revenues	40.6%	39.6%
Amortization of intangible assets	(20.2)	(47.2)	27.0	(57.2)%
Impairments of assets	(55.4)	(5.0)	(50.4)	1,008.0%
Restructuring charges	(23.6)	—	(23.6)	NM

Operating income	595.5	653.4	(57.9)	(8.9)%
Operating income as % of net revenues	11.9%	13.4%
Foreign currency gains (losses)	1.6	(6.4)	8.0	(125.0)%
Interest expense	(26.6)	(25.7)	(0.9)	3.5%
Interest and other income, net	22.0	24.7	(2.7)	(10.9)%
Equity in income (loss) of equity-method investees	(5.0)	(1.8)	(3.2)	177.8%
Minority interest expense	—	(2.1)	2.1	(100.0)%

Income before provision for income taxes	587.5	642.1	(54.6)	(8.5)%
Provision for income taxes	(181.5)	(222.3)	40.8	(18.4)%

Effective tax rate(b)	30.9%	34.6%
Net income	$406.0	$419.8	$(13.8)	(3.3)%

Net income per common share — Basic	$4.09	$4.10	$(0.01)	(0.2)%

Net income per common share — Diluted	$4.01	$3.99	$0.02	0.5%

(a)	Includes total depreciation expense of $164.2 million and $154.1 million for Fiscal 2009 and Fiscal 2008, respectively.
(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM	Not meaningful.

Net Revenues.  Net revenues increased by $138.8 million, or 2.8%, to $5.019 billion in Fiscal 2009 from $4.880 billion in Fiscal 2008. The increase was principally due to growth in our global Wholesale business, increased global Retail sales, and net favorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 2.2%. On a reported basis, Wholesale revenues increased by $129.1 million, primarily as a result of the inclusion of a full year of revenues from the newly launched American Living product line and increased revenues from our European and Japanese businesses, offset in part by decreased sales in our core domestic product lines. Retail revenues increased by $23.9 million primarily as a result of continued global store expansion and growth in RalphLauren.com sales, partially offset by a net decline in comparable store sales. Licensing revenue decreased by $14.2 million, primarily due to a decrease in international licensing royalties as a result of the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Net revenues for our three business segments are provided below:

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$2,887.2	$2,758.1	$129.1	4.7%
Retail	1,936.5	1,912.6	23.9	1.2%
Licensing	195.2	209.4	(14.2)	(6.8)%

Total net revenues	$5,018.9	$4,880.1	$138.8	2.8%

Wholesale net revenues — The net increase primarily reflects:

•	a $74 million net increase in our European businesses on a constant currency basis driven by increased sales in our menswear, womenswear and childrenswear product lines, partially offset by an increase in promotional activity;

•	a $47 million net increase in our Japanese operations on a constant currency basis primarily as a result of the inclusion of revenues from the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion), offset in part by sales declines in our core businesses; and

•	a $37 million net increase in revenues due to a favorable foreign currency effect related to the strengthening of the Yen, partially offset by an unfavorable foreign currency effect related to the weakening of the Euro, both in comparison to the U.S. dollar in Fiscal 2009.

The above increases were partially offset by:

•	a $29 million aggregate net decrease in our domestic businesses primarily due to reduced shipments across our core menswear, womenswear and childrenswear product lines as a result of the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section). Offsetting this decrease was the inclusion of a full year of revenues from the newly launched American Living product line and an increase in footwear sales largely attributable to increased door penetration.

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

The net increase in Retail net revenues primarily reflects:

•	an $81 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of 21 stores, to a total of 326 stores, as compared to the prior fiscal year. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings; and

•	a $27 million, or 18.7%, increase in RalphLauren.com sales.

The above increases were partially offset by:

•	an $84 million aggregate net decrease in comparable store sales driven by our global full-price stores, including an aggregate net unfavorable foreign currency effect of $13 million primarily related to the weakening of the Euro in comparison to the U.S. dollar in Fiscal 2009. Comparable store sales are provided below:

Fiscal Year Ended
March 28,
2009

Decreases in comparable store sales as reported:
Full-price Ralph Lauren store sales	(12.4)%
Full-price Club Monaco store sales	(9.7)%
Factory store sales	(1.5)%
Total decrease in comparable store sales as reported	(5.2)%

Decreases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	(11.6)%
Full-price Club Monaco store sales	(9.7)%
Factory store sales	(0.6)%
Total decrease in comparable store sales excluding the effect of foreign currency	(4.4)%

Licensing revenue — The net decrease primarily reflects:

•	a $17 million decrease in international licensing royalties, primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

The above decrease was partially offset by:

•	a $3 million increase in domestic licensing royalties, primarily driven by increases in men’s personal apparel and the inclusion of a full year of royalties for American Living. These increases were partially offset by a decrease in fragrance-related royalties.

Gross Profit.  Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory realizability. The costs of selling merchandise, including those associated with preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in SG&A expenses.

Gross profit increased by $92.6 million, or 3.5%, to $2.731 billion in Fiscal 2009 from $2.638 billion in Fiscal 2008. Gross profit as a percentage of net revenues increased by 30 basis points to 54.4% in Fiscal 2009 from 54.1% in Fiscal 2008, primarily driven by the growth of our European and Japanese wholesale operations, as well as the net decrease of unfavorable purchase accounting effects associated with prior business acquisitions. These increases were partially offset by increased markdown activity and higher reductions in the carrying cost of our retail inventory, largely as a result of the current economic downturn.

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

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $103.5 million, or 5.4%, to $2.036 billion in Fiscal 2009 from $1.932 billion in Fiscal 2008. The increase included a net unfavorable foreign currency effect of approximately $14 million, primarily related to the strengthening of the Yen, partially offset by the weakening of the Euro, both in comparison to the U.S. dollar in Fiscal 2009. SG&A expenses as a percent of net revenues increased to 40.6% in Fiscal 2009 from 39.6% in Fiscal 2008. The 100 basis point increase was primarily driven by increased operating expenses attributable to our new business initiatives. The $103.5 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $38 million related to our newly acquired Japanese Childrenswear and Golf operations, including costs incurred pursuant to transition service arrangements (see “Recent Developments” for further discussion);

•	higher compensation-related expenses of approximately $35 million principally relating to increased selling costs associated with higher retail sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands. These increases were partially offset by lower stock-based compensation expense largely driven by a decrease in the Company’s share price as of the date of its annual equity award grant in the second quarter of Fiscal 2009 compared to the share price as of the comparable grant date in Fiscal 2008;

•	an approximate $29 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open in Fiscal 2010;

•	an approximate $12 million net increase in litigation-related charges, including approximately $4 million related to the reversal of a reserve for credit card matters in Fiscal 2008; and

•	an approximate $11 million increase in bad debt expenses due largely to the negative effects of the slowdown in the global economy on the financial condition and liquidity of our customer base.

The above increases were partially offset by:

•	an approximate $20 million decrease in brand-related marketing and advertising costs primarily as a result of the implementation of related cost-savings initiatives in response to the current economic downturn, as well as the absence of costs associated with the Company’s 40th Anniversary celebration in Fiscal 2008.

Amortization of Intangible Assets.  Amortization of intangible assets decreased by $27.0 million, or 57.2%, to $20.2 million in Fiscal 2009 from $47.2 million in Fiscal 2008. The decrease was primarily due to the absence of the amortization of the licenses acquired in the Japanese Business Acquisitions, which were fully amortized by the end of Fiscal 2008. See “Recent Developments” for further discussion of the acquisitions.

Impairments of Assets.  An aggregate non-cash impairment charge of $55.4 million was recognized in Fiscal 2009, compared to $5.0 million in Fiscal 2008. These charges reduced the net carrying values of certain long-lived assets, primarily in the Company’s Retail segment, to their estimated fair values. These impairment charges were primarily attributable to lower-than-expected operating performances in certain stores, which in Fiscal 2009, arose in large part due to the significant contraction in consumer spending experienced during the latter half of that fiscal year. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Restructuring Charges.  Restructuring charges of $23.6 million were recognized in Fiscal 2009 primarily associated with a restructuring plan initiated during the fourth quarter of Fiscal 2009 to better align the Company’s cost base with lower sales and operating margin trends associated with the recent slowdown in consumer spending, and to improve overall operating effectiveness (the “Fiscal 2009 Restructuring Plan”). This Fiscal 2009 Restructuring Plan included a reduction in workforce and the closure of certain underperforming retail stores. No restructuring charges were recorded in Fiscal 2008. See Note 12 to the accompanying audited consolidated financial statements for further discussion.

Operating Income.  Operating income decreased by $57.9 million, or 8.9%, to $595.5 million in Fiscal 2009 from $653.4 million in Fiscal 2008. Operating income as a percentage of net revenues decreased 150 basis points to 11.9% in Fiscal 2009 from 13.4% in Fiscal 2008. The decrease in operating income as a percentage of net revenues primarily reflected increases in SG&A expenses, and $79.0 million of pretax charges related to asset impairments and restructurings, partially offset by a decrease in amortization of intangible assets, as previously discussed.

Operating income as reported for our three business segments is provided below:

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008	$ Change	% Change
	(millions)

Operating Income:
Wholesale	$613.3	$565.4	$47.9	8.5%
Retail	108.2	204.2	(96.0)	(47.0)%
Licensing	103.6	96.7	6.9	7.1%

	825.1	866.3	(41.2)	(4.8)%
Less:
Unallocated corporate expenses	(206.5)	(217.0)	10.5	(4.8)%
Unallocated legal and restructuring charges	(23.1)	4.1	(27.2)	(663.4)%

Total operating income	$595.5	$653.4	$(57.9)	(8.9)%

Wholesale operating income increased by $47.9 million primarily as a result of higher revenues, as well as improved gross margin largely driven by our European and Japanese wholesale operations. The increase also was due to the net decrease of unfavorable purchase accounting effects primarily associated with prior business acquisitions. These increases were partially offset by higher SG&A expenses attributable largely to our new business initiatives.

Retail operating income decreased by $96.0 million primarily as a result of $47.0 million of higher impairment-related charges, higher reductions in the carrying cost of our retail inventory, and higher rent and occupancy costs. The decrease was partially offset by higher revenues and the absence of certain unfavorable purchase accounting effects associated with the RL Media Minority Interest Acquisition included in the prior fiscal year.

Licensing operating income increased by $6.9 million primarily as a result of a decrease in amortization of intangible assets due to the absence of the amortization of the license acquired in the Japanese Business Acquisitions, which was fully amortized by the end of Fiscal 2008. Also contributing to the increased operating income was an increase in domestic licensing royalties, primarily driven by the inclusion of royalties for American Living. These increases were offset in part by a net decrease in international royalties primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Unallocated corporate expenses decreased by $10.5 million primarily as a result of a decrease in brand-related marketing and advertising costs, as well as lower stock-based compensation expense, as previously discussed.

Unallocated legal and restructuring charges of $23.1 million in Fiscal 2009 were comprised of restructuring charges of $23.6 million primarily associated with the Fiscal 2009 Restructuring Plan, as previously discussed, offset by a reversal of an excess reserve in the amount of $0.5 million related to the Credit Card Matter (as discussed in Note 16 to the accompanying audited consolidated financial statements). In Fiscal 2008, unallocated legal and restructuring charges were comprised of a reversal of an excess reserve in the amount of $4.1 million related to the Credit Card Matter.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a gain of $1.6 million in Fiscal 2009, compared to a loss of $6.4 million in Fiscal 2008. The prior fiscal year loss included a $1.6 million write-off of foreign currency option contracts, entered into to manage certain foreign currency exposure associated with the Japanese Business Acquisitions, which expired unexercised. Excluding the aforementioned transaction, foreign currency gains increased in Fiscal 2009 as compared to Fiscal 2008, primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense increased by $0.9 million, to $26.6 million in Fiscal 2009 from $25.7 million in Fiscal 2008. This increase is primarily due to an increase in interest expense related to capital lease obligations, offset in part by a decrease in interest expense related to borrowings under a one-year term loan agreement repaid by the Company in May 2008.

Interest and Other Income, net.  Interest and other income, net, decreased by $2.7 million, to $22.0 million in Fiscal 2009 from $24.7 million in Fiscal 2008. This decrease was primarily driven by lower yields relating to lower market rates of interest in Fiscal 2009, offset in part by an increase in our average balance of cash and short-term investments during Fiscal 2009.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $5.0 million in Fiscal 2009 and $1.8 million in Fiscal 2008 primarily related to certain start-up costs associated with the recently formed joint venture, the RL Watch Company, which the Company accounts for under the equity method of accounting.

Minority Interest Expense.  Minority interest expense of $2.1 million in Fiscal 2008 related to the Company’s remaining 50% interest in PRL Japan, which was acquired in May 2007, and the allocation of Impact 21’s net income to the holders of the 80% interest not owned by the Company prior to the closing date of the related acquisition. No minority interest expense was recorded in Fiscal 2009 as both of these companies are now wholly owned.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $40.8 million, or 18.4%, to $181.5 million in Fiscal 2009 from $222.3 million in Fiscal 2008. The decrease in provision for income taxes was principally due to an overall decrease in pretax income in Fiscal 2009 compared to Fiscal 2008. This decrease also was due to a reduction in our reported effective tax rate of 370 basis points, to 30.9% in Fiscal 2009 from 34.6% in Fiscal 2008. The lower effective tax rate was primarily due to a shift in the geographic mix of earnings. In particular, there was a greater proportion of earnings generated in lower-taxed jurisdictions and the tax benefits associated with the asset impairment and restructuring charges were recognized in higher-taxed jurisdictions. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from year to year based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income.  Net income decreased by $13.8 million, or 3.3%, to $406.0 million in Fiscal 2009 from $419.8 million in Fiscal 2008. The decrease in net income principally related to a $57.9 million decrease in operating income, offset in part by a $40.8 million decrease in the provision for income taxes, as previously discussed. These results were negatively impacted by $79.0 million of pretax charges recognized in Fiscal 2009 related to asset impairments and restructurings, which had an aggregate effect of reducing net income in Fiscal 2009 by $49.7 million.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.02, or 0.5%, to $4.01 per share in Fiscal 2009 from $3.99 per share in Fiscal 2008, as the effect of lower weighted-average diluted shares outstanding was mostly offset by the decrease in net income in Fiscal 2009. These results were negatively impacted by $79.0 million of pretax charges recognized in Fiscal 2009 related to asset impairments and restructurings, which had an aggregate effect of reducing net income per diluted share in Fiscal 2009 by $0.49.

Fiscal 2008 Compared to Fiscal 2007

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Fiscal Years Ended
	March 29,	March 31,
	2008	2007	$ Change	% Change
	(millions, except per share data)

Net revenues	$4,880.1	$4,295.4	$584.7	13.6%
Cost of goods sold(a)	(2,242.0)	(1,959.2)	(282.8)	14.4%

Gross profit	2,638.1	2,336.2	301.9	12.9%
Gross profit as % of net revenues	54.1%	54.4%
Selling, general and administrative expenses(a)	(1,932.5)	(1,663.4)	(269.1)	16.2%
SG&A as % of net revenues	39.6%	38.7%
Amortization of intangible assets	(47.2)	(15.6)	(31.6)	202.6%
Impairments of assets	(5.0)	—	(5.0)	NM
Restructuring charges	—	(4.6)	4.6	(100.0)%

Operating income	653.4	652.6	0.8	0.1%
Operating income as % of net revenues	13.4%	15.2%
Foreign currency gains (losses)	(6.4)	(1.5)	(4.9)	326.7%
Interest expense	(25.7)	(21.6)	(4.1)	19.0%
Interest and other income, net	24.7	26.1	(1.4)	(5.4)%
Equity in income (loss) of equity-method investees	(1.8)	3.0	(4.8)	(160.0)%
Minority interest expense	(2.1)	(15.3)	13.2	(86.3)%

Income before provision for income taxes	642.1	643.3	(1.2)	(0.2)%
Provision for income taxes	(222.3)	(242.4)	20.1	(8.3)%

Effective tax rate(b)	34.6%	37.7%
Net income	$419.8	$400.9	$18.9	4.7%

Net income per common share — Basic	$4.10	$3.84	$0.26	6.8%

Net income per common share — Diluted	$3.99	$3.73	$0.26	7.0%

(a)	Includes total depreciation expense of $154.1 million and $129.1 million for Fiscal 2008 and Fiscal 2007, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

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

Retail net revenues — The increase primarily reflects:

•	a $87 million aggregate net increase in comparable full-price and factory store sales on a global basis, including a net aggregate favorable $22 million foreign currency effect. This net increase was driven by increases in comparable store sales as provided below:

Fiscal Year Ended
March 29,
2008

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	6.6%
Full-price Club Monaco store sales	5.7%
Factory store sales	5.5%
Total increase in comparable store sales as reported	5.8%

Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	4.3%
Full-price Club Monaco store sales	5.7%
Factory store sales	4.2%
Total increase in comparable store sales excluding the effect of foreign currency	4.3%

•	a $52 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past fiscal year. There was a net increase in average global store count of 9 stores, to a total of 313 stores, compared to the prior fiscal year. The net increase in store count was primarily due to several new domestic and international full-price and factory store openings; and

•	a $30 million, or 26.4%, increase in sales at RalphLauren.com.

Licensing revenue — The net decrease primarily reflects:

•	a $26 million net decrease in international licensing royalties, primarily due to the loss of licensing revenues from Impact 21, which is now consolidated as part of the Wholesale segment; and

•	a $1 million net decrease in domestic licensing royalties, primarily due to the absence of approximately $8 million of minimum royalty and design-service fees received in connection with the termination of a licensing arrangement in the prior fiscal year. The net decrease was partially offset by an increase in eyewear-related royalties as a result of the licensing agreement entered into with Luxottica Group, S.p.A. and affiliates, which took effect on January 1, 2007.

Gross Profit.  Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, and import costs, as well as changes in reserves for shrinkage and inventory realizability. The costs of selling merchandise, including those associated with preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in SG&A expenses.

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

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $269.1 million, or 16.2%, to $1.932 billion in Fiscal 2008 from $1.663 billion in Fiscal 2007. The increase included approximately $36 million of unfavorable foreign currency effects, primarily related to the continued strengthening of the Euro in comparison to the U.S. dollar during Fiscal 2008. SG&A expenses as a percent of net revenues increased to 39.6% in Fiscal 2008 from 38.7% in Fiscal 2007. The net 90 basis point increase was primarily associated with operating expenses at the Company’s newly acquired businesses and certain start-up costs related to new business launches. The $269.1 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $91 million for our newly acquired Impact 21 and Small Leathergoods businesses, including costs incurred pursuant to transition service arrangements;

•	higher stock-based compensation expense of approximately $27 million primarily due to an increase in the Company’s share price as of the date of its annual equity award grant in the second quarter of Fiscal 2008 compared to the share price as of the comparable grant date in Fiscal 2007;

•	higher compensation-related expenses (excluding stock-based compensation) of approximately $56 million, principally relating to increased selling costs associated with higher retail and wholesale sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands, as well as severance-related costs;

•	an approximate $39 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open in Fiscal 2009; and

•	an approximate $25 million increase in depreciation expense primarily associated with global retail store expansion, construction and renovation of department store shop-within-shops and investments in our facilities and technological infrastructure.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $31.6 million, to $47.2 million in Fiscal 2008 from $15.6 million in Fiscal 2007. The net increase was primarily due to the amortization of intangible assets acquired in connection with the Company’s recent acquisitions. See Note 5 to the accompanying audited consolidated financial statements for further discussion of the acquisitions.

Impairments of Assets.  A non-cash impairment charge of $5.0 million was recognized in Fiscal 2008 to reduce the carrying value of certain long-lived assets in the Company’s Retail segment to their estimated fair value. The impairment was primarily attributable to lower-than-expected operating cash flow performance in certain stores. No impairment charges were recognized in Fiscal 2007. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Restructuring Charges.  Restructuring charges of $4.6 million were recognized in Fiscal 2007 primarily associated with the Club Monaco retail business. No significant restructuring charges were recognized in Fiscal 2008. See Note 12 to the accompanying audited consolidated financial statements for further discussion.

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

Unallocated legal and restructuring charges were comprised of a reversal of an excess reserve in the amount of $4.1 million in Fiscal 2008 related to the Credit Card Matter (as discussed in Note 16 to the accompanying audited consolidated financial statements). Unallocated legal and restructuring charges were $7.6 million in Fiscal 2007 and were principally associated with the Club Monaco Restructuring Plan charges of $4.0 million (as defined in Note 12 to the accompanying audited consolidated financial statements) and costs of $3.0 million related to the Credit Card Matter.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $6.4 million in Fiscal 2008, compared to a loss of $1.5 million in Fiscal 2007. Foreign currency losses increased compared to the prior fiscal year primarily due to a $2.0 million write-off of foreign currency option contracts, entered into to manage certain foreign currency exposures associated with the Japanese Business Acquisitions, most of which expired unexercised as of March 29, 2008, hedge activity associated with the return of capital from a foreign subsidiary and intercompany royalty activity, as well as the timing of the settlement of third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense increased by $4.1 million to $25.7 million in Fiscal 2008 from $21.6 million in Fiscal 2007. The increase is primarily due to additional borrowings undertaken during the first quarter of Fiscal 2008 in connection with the Japanese Business Acquisitions (see “Financial Condition and Liquidity — Debt and Covenant Compliance” for further discussion), as well as the higher principal amount of our outstanding Euro denominated debt. This increase was partially offset by the absence of overlapping interest on debt during the period between the issuance of approximately €300 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”) and the repayment of approximate €227 million principal amount of 6.125% notes outstanding that were due on November 22, 2006, from an original issuance of €275 million in 1999 (the “1999 Euro Debt”), in the prior fiscal year.

Interest and Other Income, net.  Interest and other income, net, decreased by $1.4 million, to $24.7 million in Fiscal 2008 from $26.1 million in Fiscal 2007. This decrease was principally driven by lower average interest rates, lower balances on our invested excess cash and higher transaction-related costs.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $1.8 million in Fiscal 2008 related to certain start-up costs associated with the recently formed joint venture, RL Watch Company, which the Company accounts for under the equity method of accounting. The equity in income of equity-method investees of $3.0 million in Fiscal 2007 related to Impact 21, which was previously accounted for as an equity-method investment. The results of operations for Impact 21 have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, no equity income related to Impact 21 was recorded in Fiscal 2008. See Note 5 to the accompanying audited consolidated financial statements for further discussion of the Company’s Impact 21 Acquisition.

Minority Interest Expense.  Minority interest expense decreased by $13.2 million, to $2.1 million in Fiscal 2008 from $15.3 million in Fiscal 2007. The decrease is related to the Company’s acquisition of the remaining 50% interests in RL Media and PRL Japan. This decrease was partially offset by an increase related to the allocation of Impact 21’s net income to the holders of the approximate 80% interest not owned by the Company prior to the closing date of the related tender offer and to the holders of the remaining approximate 3% interest not owned by the Company as of the end of Fiscal 2008. See Note 5 to the accompanying audited consolidated financial statements for further discussion of the Company’s acquisitions.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $20.1 million, or 8.3%, to $222.3 million in Fiscal 2008 from $242.4 million in Fiscal 2007. This decrease was primarily due to a decrease in our reported effective tax rate of 310 basis points, to 34.6% in Fiscal 2008 from 37.7% in Fiscal 2007, and a decrease in pretax income in Fiscal 2008 compared to Fiscal 2007. The lower effective tax rate is primarily due to tax reserve reductions associated with an audit settlement and the expiration of a statute of limitations, lower state income taxes as well as a change in the geographic mix of earnings, partially offset by certain higher, non-deductible expenses under § 162(m) of the Internal Revenue Code. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from year to year based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies. See Note 13 to the accompanying audited consolidated financial statements for a discussion of the Company’s adoption of FIN 48 as of the beginning of Fiscal 2008.

Net Income.  Net income increased by $18.9 million, or 4.7%, to $419.8 million in Fiscal 2008 from $400.9 million in Fiscal 2007. The increase in net income principally related to the $20.1 million decrease in provision for income taxes discussed above and the $0.8 million increase in operating income. The increase was partially offset by reductions in operating income primarily related to the dilutive effect of purchase accounting, an increase in domestic promotional activity and higher SG&A expenses principally associated with our recent acquisitions. The net dilutive effect related to the Company’s recent acquisitions included approximately $53 million of non-cash amortization of intangible assets and inventory. See Note 5 to the accompanying audited consolidated financial statements for further discussion of the Company’s acquisitions.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.26, or 7.0%, to $3.99 per share in Fiscal 2008 from $3.73 per share in Fiscal 2007. The increase in diluted per share results was primarily due to the higher level of net income and lower weighted-average diluted shares outstanding for Fiscal 2008 compared to the prior fiscal year.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	March 28,	March 29,
	2009	2008	$ Change
	(millions)

Cash and cash equivalents	$481.2	$551.5	$(70.3)
Short-term investments	338.7	74.3	264.4
Current maturities of debt	—	(206.4)	206.4
Long-term debt	(406.4)	(472.8)	66.4

Net cash and short-term investments (net debt)(a)	$413.5	$(53.4)	$466.9

Stockholders’ equity	$2,735.1	$2,389.7	$345.4

(a)	“Net cash and short-term investments” is defined as total cash and cash equivalents, plus short-term investments less total debt. “Net debt” is defined as total debt less total cash and cash equivalents and short-term investments.

The increase to the Company’s net cash and short-term investments position as of March 28, 2009 as compared to a net debt position as of March 29, 2008 was primarily due to growth in operating cash flows, partially offset by the Company’s use of cash to support its treasury stock repurchases, capital expenditures and acquisition spending. In Fiscal 2009, the Company used $169.8 million to repurchase 2.5 million shares of Class A common stock and spent $185.0 million for capital expenditures. The Company also used approximately $26.0 million to fund its recent Japanese Childrenswear and Golf Acquisition. In addition, the Company repaid its current maturities of debt using available cash on-hand in May 2008.

The increase in the Company’s short-term investments was primarily due to the investment of excess cash in time deposits with maturities greater than 90 days.

The increase in stockholders’ equity was primarily due to the Company’s net income in Fiscal 2009, offset in part by an increase in treasury stock as a result of the Company’s common stock repurchase program.

Cash Flows

Fiscal 2009 Compared to Fiscal 2008

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008	$ Change
	(millions)

Net cash provided by operating activities	$774.2	$695.4	$78.8
Net cash used in investing activities	(458.0)	(505.0)	47.0
Net cash used in financing activities	(352.1)	(260.5)	(91.6)
Effect of exchange rate changes on cash and cash equivalents	(34.4)	57.7	(92.1)

Net increase (decrease) in cash and cash equivalents	$(70.3)	$(12.4)	$(57.9)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $774.2 million in Fiscal 2009, compared to $695.4 million in Fiscal 2008. This net increase in operating cash flow was primarily driven by:

•	an increase in net income before depreciation, amortization, non-cash asset impairment charges, stock-based compensation and other non-cash expenses; and

•	an approximate $84 million decrease in cash tax payments.

The above increases were partially offset by:

•	an increase in inventory primarily due to the Japanese Childrenswear and Golf Acquisition, offset in part by the effects of ongoing inventory management across most businesses.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $458.0 million in Fiscal 2009, as compared to $505.0 million in Fiscal 2008. The net decrease in cash used in investing activities was primarily driven by:

•	a decrease in net cash used to fund the Company’s acquisitions. In Fiscal 2009, the Company used $46.3 million primarily to fund the Japanese Childrenswear and Golf Acquisition and to complete the minority squeeze-out related to the Japanese Business Acquisitions. On a comparative basis, in Fiscal 2008, the Company used $188.7 million principally to fund the Japanese Business Acquisitions, net of cash acquired, and the Small Leathergoods Business Acquisition;

•	a decrease in cash used in connection with capital expenditures. In Fiscal 2009, the Company spent $185.0 million for capital expenditures, as compared to $217.1 million in Fiscal 2008. The Company’s capital expenditures were primarily associated with global retail store expansion, construction and renovation of department store shop-within-shops and investments in its facilities and technological infrastructure; and

•	a change in restricted cash deposits. In Fiscal 2009, net restricted cash of $26.9 million was released primarily in connection with the partial settlement of certain international tax matters. On a comparative basis, Fiscal 2008 included net restricted cash deposits of $15.1 million.

The above decreases were partially offset by:

•	an increase in cash used to purchase investments, less proceeds from sales and maturities of investments. In Fiscal 2009, the Company used $623.1 million to purchase investments, less $369.5 million of proceeds from sales and maturities of investments. On a comparative basis, in Fiscal 2008, $96.8 million was used to purchase investments, less $12.7 million of proceeds from sales and maturities of investments.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $352.1 million in Fiscal 2009, as compared to $260.5 million in Fiscal 2008. The increase in net cash used in financing activities was primarily driven by:

•	the repayment of ¥20.5 billion ($196.8 million as of the repayment date) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility (the “Term Loan”) in Fiscal 2009 related to the Japanese Business Acquisitions. On a comparative basis, Fiscal 2008 included the receipt of proceeds from the Term Loan of $168.9 million as of the borrowing date; and

•	a decrease in excess tax benefits from stock-based compensation arrangements of $22.3 million in Fiscal 2009 as compared to the prior fiscal year.

The above increases were partially offset by:

•	a decrease in repurchases of the Company’s Class A common stock pursuant to the Company’s common stock repurchase program. Approximately 2.5 million shares of Class A common stock at a cost of $169.8 million (including approximately 0.4 million shares at a cost of $24.0 million that was traded prior to the end of Fiscal 2008 for which settlement occurred in April 2008) were repurchased in Fiscal 2009, as compared to approximately 6.0 million shares of Class A common stock at a cost of $475.4 million in Fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

	Fiscal Years Ended
	March 29,	March 31,
	2008	2007	$ Change
		(millions)

Net cash provided by operating activities	$695.4	$796.1	$(100.7)
Net cash used in investing activities	(505.0)	(434.6)	(70.4)
Net cash used in financing activities	(260.5)	(95.2)	(165.3)
Effect of exchange rate changes on cash and cash equivalents	57.7	11.9	45.8

Net increase (decrease) in cash and cash equivalents	$(12.4)	$278.2	$(290.6)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased to $695.4 million in Fiscal 2008, compared to $796.1 million in Fiscal 2007. This $100.7 million net decrease in operating cash flow was primarily driven by:

•	the absence of the approximately $180 million, net of certain tax withholdings, received under an eyewear licensing agreement in the prior fiscal year; and

•	an increase in other receivables primarily attributable to the timing of estimated tax payments.

The above decreases were partially offset by:

•	an increase in net income before non-cash depreciation, amortization and stock-based compensation expenses;

•	improved accounts receivable cash collections in the Company’s Wholesale segment; and

•	the effects of ongoing inventory management, which resulted in lower average balance and increased inventory turns across certain businesses.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $505.0 million in Fiscal 2008, as compared to $434.6 million in Fiscal 2007. The net increase in cash used in investing activities was primarily driven by:

•	an increase in net cash used to fund the Company’s acquisitions. In Fiscal 2008, the Company used $188.7 million principally to fund the Japanese Business Acquisitions, net of cash acquired, and the Small Leathergoods Business Acquisition; whereas in Fiscal 2007, $176.1 million was used primarily to fund the RL Media Minority Interest Acquisition;

•	an increase in cash used in connection with capital expenditures. In Fiscal 2008, the Company spent $217.1 million for capital expenditures, as compared to $184.0 million in Fiscal 2007. The increase in capital expenditures is primarily associated with global retail store expansion, construction and renovation of department store shop-within-shops and investments in our facilities and technological infrastructure, including showrooms related to our new businesses;

•	an increase related to purchases of investments of $96.8 million, less proceeds from sales and maturities of investments of $12.7 million, in Fiscal 2008; and

•	a partially offsetting decrease in restricted cash deposits. During Fiscal 2008, $15.1 million of cash was restricted as compared to $74.5 million during Fiscal 2007. Restricted cash was placed in escrow with certain banks as collateral to secure guarantees of a corresponding amount made by the banks to certain international tax authorities on behalf of the Company.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $260.5 million in Fiscal 2008, as compared to $95.2 million in Fiscal 2007. The increase in net cash used in financing activities was primarily driven by:

•	increased repurchases of the Company’s Class A common stock pursuant to the Company’s common stock repurchase program. Approximately 6.0 million shares of Class A common stock at a cost of $475.4 million were repurchased in Fiscal 2008, as compared to approximately 3.5 million shares of Class A common stock at a cost of $231.3 million in Fiscal 2007; and

•	a partially offsetting increase in proceeds from issuance of debt. Fiscal 2008 included the receipt of proceeds from borrowings of ¥20.5 billion ($168.9 million as of the borrowing date) under a one-year term loan agreement in connection with the Japanese Business Acquisitions. On a comparative basis, Fiscal 2007 included the receipt of proceeds from the issuance of €300 million principal amount ($380.0 million) of Euro Debt, offset in part by the repayment of approximately €227 million principal amount ($291.6 million) of 1999 Euro Debt.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, $450 million of availability under its credit facility, available cash and cash equivalents, investments and other available financing options. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, global retail store expansion, construction and renovation of shop-within-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Notwithstanding the current global economic crisis, management believes that the Company’s existing sources of cash will be sufficient to support its operating, capital and debt service requirements for the foreseeable future, including the finalization of acquisitions and plans for business expansion.

As discussed below under the section entitled “Debt and Covenant Compliance,” the Company had no revolving credit borrowings outstanding under its credit facility as of March 28, 2009. However, as discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. In recognition of the current global economic crisis, the Company believes its credit facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of March 28, 2009, there were 13 financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 20%. Although there can be no assurances, management believes that the participating institutions will be able to fulfill their obligations to provide financing in accordance with the terms of the credit facility in the event of the Company’s election to draw funds in the foreseeable future.

In May 2007, the Company completed the Japanese Business Acquisitions. These transactions were funded with available cash on-hand and the ¥20.5 billion Term Loan. The Company repaid the borrowing by its maturity date on May 22, 2008 using $196.8 million of Impact 21’s cash on-hand acquired as part of the acquisition.

Common Stock Repurchase Program

In May 2008, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. In Fiscal 2009, 1.8 million shares of Class A common stock were repurchased by the Company at a cost of $126.2 million under its repurchase program. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. The remaining availability under the common stock repurchase program was approximately $266 million as of March 28, 2009.

In addition, in Fiscal 2009, 0.3 million shares of Class A common stock at a cost of $19.6 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended and restated.

In Fiscal 2008, share repurchases amounted to 6.1 million shares of Class A common stock at a cost of $476.4 million, including $24.0 million (0.4 million shares) that was traded prior to the end of the fiscal year for which settlement occurred in April 2008. In addition, in Fiscal 2008, 0.3 million shares of Class A common stock at a cost of $23.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended and restated.

In Fiscal 2007, the Company repurchased 3.5 million shares of Class A common stock at a cost of $231.3 million.

Dividends

The Company declared a quarterly dividend of $0.05 per outstanding share in each quarter of Fiscal 2009, Fiscal 2008 and Fiscal 2007. The aggregate amount of dividend payments was $19.9 million in Fiscal 2009, $20.5 million in Fiscal 2008 and $20.9 million in Fiscal 2007.

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

Debt and Covenant Compliance

Euro Debt

The Company has outstanding approximately €300 million principal amount of 4.5% notes due October 4, 2013. The Company has the option to redeem all of the Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of March 28, 2009, the carrying value of the Euro Debt was $406.4 million, compared to $472.8 million as of March 29, 2008. The Company may from time to time repurchase all or a portion of its Euro Debt in the open market, via tender offer or otherwise.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of March 28, 2009, there were no borrowings outstanding under the Credit Facility, and the Company was contingently liable for $13.7 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

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

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of March 28, 2009, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

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

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company’s aggregate contractual obligations as of March 28, 2009, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its $450 million credit facility or other potential sources of financing.

				Fiscal
	Fiscal	Fiscal	Fiscal	2015 and
	2010	2011-2012	2013-2014	Thereafter	Total
	(millions)

Euro debt	$—	$—	$406.4	$—	$406.4
Capital leases	8.3	18.1	18.0	47.3	91.7
Operating leases	179.9	326.8	294.9	831.0	1,632.6
Inventory purchase commitments	579.3	0.2	—	—	579.5

Total	$767.5	$345.1	$719.3	$878.3	$2,710.2

The following is a description of the Company’s material, firmly committed contractual obligations as of March 28, 2009:

•	Euro debt represents the principal amount due at maturity of the Company’s outstanding Euro Debt on a U.S. dollar-equivalent basis. Amounts do not include any fair value adjustments, call premiums or interest payments;

•	Lease obligations represent the minimum lease rental payments under noncancelable leases for the Company’s real estate and operating equipment in various locations around the world. Approximately 60% of these lease obligations relates to the Company’s retail operations. Information has been presented separately for operating and capital leases. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties; and

•	Inventory purchase commitments represent the Company’s legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $154.8 million recognized pursuant to FIN 48. This liability for unrecognized tax benefits has been excluded because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) amounts included in current liabilities in the consolidated balance sheet as of March 28, 2009 as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a “purchase obligation” as the term is used herein (e.g., deferred taxes and other miscellaneous items).

The Company also has certain contractual arrangements that would require it to make payments if certain circumstances occur. See Note 16 to the accompanying audited consolidated financial statements for a description of the Company’s contingent commitments not included in the above table.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet firm commitments, which include outstanding letters of credit and minimum funding commitments to investees, amounted to $19.9 million as of March 28, 2009. In addition, as discussed in “Recent Developments,” the Company has entered into an agreement to assume direct control of its Polo-branded licensed apparel business in Southeast Asia effective January 1, 2010 in exchange for a cash payment of $20.0 million and certain other consideration. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on its financial condition or results of operations.

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

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, the Company does not believe it is exposed to any undue concentration of counterparty risk with respect to its derivative contracts as of March 28, 2009. However, the Company does have approximately 48% of its derivative instruments in asset positions placed with one creditworthy financial institution.

Foreign Currency Risk Management

The Company manages its exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 15 to the audited consolidated financial statements for a summarization of the notional amounts and fair values of the Company’s foreign currency exchange contracts outstanding as of March 28, 2009.

Forward Foreign Currency Exchange Contracts

From time to time, the Company may enter into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt, other foreign currency-denominated operational obligations including payroll, rent, insurance and benefit payments, and foreign currency-denominated revenues. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Swiss Franc, and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

The Company’s foreign exchange risk management activities are governed by policies and procedures approved by its Audit Committee and Board of Directors. Our policies and procedures provide a framework that allows for the management of currency exposures while ensuring the activities are conducted within established Company guidelines. Our policies includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including but not limited to authorization levels, transactional limits, and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques including a periodic review of market value and sensitivity analyses.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheets. Foreign currency exchange contracts designated as cash flow hedges at hedge inception are accounted for in accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments (collectively, “FAS 133”). As such, to the extent these hedges are effective, the related gains (losses) are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains (losses) are then recognized in our consolidated statements of operations as follows:

•	Forecasted Inventory Purchases — Recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold.

•	Intercompany Royalty Payments and Marketing Contributions — Recognized within foreign currency gains (losses) in the period in which the related royalties or marketing contributions being hedged are received or paid.

•	Operational Obligations — Recognized primarily within SG&A expenses in the period in which the hedged forecasted transaction affects earnings.

•	Interest Payments on Euro Debt — Recognized within foreign currency gains (losses) in the period in which the recorded liability impacts earnings due to foreign currency exchange remeasurement.

The Company recognized net losses on foreign currency exchange contracts in earnings of approximately $6 million for Fiscal 2009 and $8 million for Fiscal 2008, and a net gain of approximately $4 million for Fiscal 2007.

Sensitivity

The Company performs a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of the Company’s derivative financial instruments. To perform the sensitivity analysis, the Company assesses the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by all foreign currencies in our hedge portfolio against the U.S. dollar. Based on all foreign currency exchange contracts outstanding as of March 28, 2009, a 10% devaluation of the U.S. dollar as compared to the level of foreign currency exchange rates for currencies under contract as of March 28, 2009 would result in approximately $2 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $2 million of net unrealized gains. As the Company’s outstanding foreign currency exchange contracts are primarily designated as cash flow hedges of forecasted transactions, the unrealized loss or gain as a result of a 10% devaluation or appreciation would be largely offset by changes in the underlying hedged items.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. As required by FAS 133, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment under FAS No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in stockholders’ equity as a component of accumulated other comprehensive income. The Company recorded within other comprehensive income the translation effects of the Euro Debt to U.S. dollars, resulting in a gain of $66.6 million for Fiscal 2009, and losses of $73.8 million for Fiscal 2008 and $30.8 million for Fiscal 2007.

Interest Rate Risk Management

During the first six months of Fiscal 2007, the Company entered into three forward-starting interest rate swap contracts in anticipation of the Company’s proposed refinancing of the 1999 Euro Debt, which was completed in October 2006. These contracts were designated as cash flow hedges of a forecasted transaction to issue new debt in connection with the planned refinancing. The interest rate swaps hedged a total of €200.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the swaps, the Company paid a weighted-average fixed rate of interest of 4.1% and received variable interest based on six-month EURIBOR. The Company terminated the swaps on September 28, 2006, which was the date the interest rate for the Euro Debt was determined. As a result, the Company made a payment of approximately €3.5 million ($4.4 million) in settlement of the swaps. An amount of $0.2 million was recognized as a loss in Fiscal 2007 due to the partial ineffectiveness of the cash flow hedge as a result of the forecasted transaction closing on October 5, 2006 instead of November 22, 2006 (the maturity date of the 1999 Euro Debt). The remaining loss of $4.2 million was deferred as a component of comprehensive income within stockholders’ equity and is being recognized in earnings as an adjustment to interest expense over the seven-year term of the Euro Debt.

No other interest rate-related agreements have been entered into since Fiscal 2007.

Sensitivity

As of March 28, 2009, the Company had no variable-rate debt outstanding. As such, the Company’s exposure to changes in interest rates primarily related to its fixed rate Euro Debt. As of March 28, 2009, the carrying value of the Euro Debt was $406.4 million and the fair value was $320.0 million. A 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the Euro Debt by approximately $3 million. Such potential increases or decreases are based on certain simplifying assumptions, including no changes in Euro currency exchange rates and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

The Term Loan of ¥20.5 billion made to Polo JP Acqui, B.V., a wholly owned subsidiary of the Company, was repaid by the Company by its maturity date on May 22, 2008 using $196.8 million of Impact 21’s cash on-hand acquired as part of the Japanese Business Acquisitions.

Investment Risk Management

As of March 28, 2009, the Company had cash and cash equivalents on-hand of $481.2 million, primarily invested in money market funds and time deposits with maturities of less than 90 days. The Company’s other significant investments included $338.7 million of short-term investments, primarily in time deposits with maturities greater than 90 days; $71.7 million of restricted cash placed in escrow with certain banks as collateral to secure guarantees in connection with certain international tax matters; $27.1 million of deposits with maturities greater than one year; and $2.3 million of auction rate securities issued through a municipality.

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

Sales Reserves and Uncollectible Accounts

A significant area of judgment affecting reported revenue and net income is estimating sales reserves, which represent that portion of gross revenues not expected to be realized. In particular, wholesale revenue is reduced by estimates of returns, discounts, end-of-season markdowns and operational chargebacks. Retail revenue, including e-commerce sales, also is reduced by estimates of returns.

In determining estimates of returns, discounts, end-of-season markdowns and operational chargebacks, management analyzes historical trends, seasonal results, current economic and market conditions and retailer performance. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. Significant judgments and estimates are involved in this evaluation, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and a receivables aging analysis that determines the percentage of receivables that has historically been uncollected by aged category. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. Although management believes that it has adequately provided for those risks as part of its bad debt reserve, a severe and prolonged adverse impact on its major customers’ business operations could have a corresponding material adverse effect on the Company’s net sales, cash flows and/or financial condition.

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

The Company continually evaluates the composition of its inventories, assessing slow-turning product and fashion product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

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

In addition, in connection with its business acquisitions, the Company evaluates the terms of any pre-existing relationships to determine if a settlement of the pre-existing relationship exists. These pre-existing relationships primarily relate to licensing agreements. In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 04-1, “Accounting for Pre-existing Relationships between the Parties to a Business Combination,” the Company is required to allocate the aggregate consideration exchanged in these transactions between the value of the business acquired and the value of the settlement of any pre-existing relationships in proportion to estimates of their respective fair values. If the terms of the pre-existing relationships were determined to not be reflective of market, a settlement gain or loss would be recognized in earnings. Accordingly, significant judgment is required to determine the respective fair values of the business acquired and the value of the settlement of the pre-existing relationship. The Company has historically utilized independent valuation firms to assist in the determination of fair value.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157” or the “Standard”). FAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements through a three-level valuation hierarchy. The Company adopted the provisions of FAS 157 for all of its financial assets and liabilities within the Standard’s scope as of the beginning of Fiscal 2009 (March 30, 2008). The Company uses judgment in the determination of the applicable level within the hierarchy of a particular asset or liability when evaluating the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). See Notes 4 and 15 to the accompanying audited consolidated financial statements for further discussion of the effect of this accounting change on the Company’s consolidated financial statements.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining goodwill impairment, the Company reviews and considers appraisals from independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables.

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

In determining future cash flows, the Company takes various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, the effects of macroeconomic trends such as consumer spending, and the impacts of more experienced retail store managers and increased local advertising. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations.

During Fiscal 2009 and Fiscal 2008, the Company recorded non-cash impairment charges of $55.4 million and $5.0 million, respectively, to reduce the net carrying value of certain long-lived assets primarily in its Retail segment to their estimated fair value. No impairment charges were recorded in Fiscal 2007. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

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

See Note 13 to the accompanying audited consolidated financial statements for further discussion of the Company’s income taxes and the adoption of FIN 48.

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

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with FAS No. 123R, “Share-Based Payment” (“FAS 123R”), which requires all share-based payments to employees and non-employee directors to be expensed based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level, as of the fiscal year end covered by this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company’s internal controls over financial reporting were effective at the reasonable assurance level as of the fiscal year end covered by this Annual Report on Form 10-K.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as included elsewhere herein.

(c) Changes in Internal Controls Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On May 21, 2009, the Company’s board of directors adopted an amendment to the 1997 Long-Term Stock Incentive Plan that allows the Company to seek repayment in certain circumstances of stock-based and other compensation awards that are granted under the plan on or after May 21, 2009 to the Company’s named executive officers. The complete text of the amendment is included as Exhibit 10.26 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our directors and corporate governance will be set forth in the Company’s proxy statement for its 2009 annual meeting of stockholders to be filed within 120 days after March 28, 2009 (the “Proxy Statement”) and is incorporated by reference herein. Information relating to our executive officers is set forth in Item I of this Annual Report on Form 10-K under the caption “Executive Officers.”

The Company has a Code of Ethics for Principal Executive Officers and Senior Financial Officers that applies to our principal executive officer, our principal operating officer, our principal financial officer, our principal accounting officer and our controller. You can find our Code of Ethics for Principal Executive Officers and Senior Financial Officers on our internet site, http://investor.ralphlauren.com. We will post any amendments to the Code of Ethics for Principal Executive Officers and Senior Financial Officers and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE on our internet site.

Item 11.	Executive Compensation

Information relating to executive and director compensation will be set forth in the Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of March 28, 2009

The following table sets forth information as of March 28, 2009 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)		(b)		(c)
	Numbers of				Number of Securities
	Securities				Remaining Available for
	to be Issued upon				Future Issuance Under
	Exercise of				Equity Compensation
	Outstanding		Weighted-Average		Plans (Excluding
	Options, Warrants		Exercise Price of		Securities Reflected in
Plan Category	and Rights		Outstanding Options ($)		Column (a))

Equity compensation plans approved by security holders	7,524,817	(1)	$44.22	(2)	3,975,179	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	7,524,817		$44.22		3,975,179

(1)	Consists of 5,698,269 options to purchase shares of our Class A common stock and 1,826,548 restricted stock units that are payable solely in shares of Class A common stock. Does not include 23,424 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of the outstanding stock options. No exercise price is payable with respect to the outstanding restricted stock units.

(3)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan. An additional 23,424 outstanding shares of restricted stock granted under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan that remain subject to forfeiture are not reflected in column (c).

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.,	2. Financial Statements and Schedules. See index on Page F-1.

3. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-24733) (the “S-1”))*
3.2	Second Amended and Restated By-laws of the Company (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 29, 2007)*
10.1	Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*
10.2	U.S.A. Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, and Cosmair, Inc., and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.4 to the S-1)*
10.3	Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky Lauren and Mark N. Kaplan, as Licensor, and Cosmair, Inc., as Licensee, and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the S-1)*
10.4	Foreign Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, as Licensor, and L’Oreal S.A., as Licensee, and letter Agreements related thereto dated January 1, 1985, September 16, 1994 and October 25, 1994** (filed as Exhibit 10.6 to the S-1)*
10.5	Restated Foreign License Agreement, dated January 1, 1985, between The Polo/Lauren Company, as Licensor, and L’Oreal S.A., as Licensee, Letter Agreement related thereto dated January 1, 1985, and Supplementary Agreement thereto, dated October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.6	Amendment, dated November 27, 1992, to Foreign Design and Consulting Agreement and Restated Foreign License Agreement** (filed as Exhibit 10.8 to the S-1)*
10.7	Agency Agreement dated October 5, 2006, between Polo Ralph Lauren Corporation and Deutsche Bank AG, London Branch and Deutsche Bank Luxemburg S.A., as fiscal and principal paying agent (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 30, 2006)*
10.8	Form of Indemnification Agreement between Polo Ralph Lauren Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.9	Amended and Restated Employment Agreement, effective as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2002)*†
10.10	Amended and Restated Employment Agreement, dated as of June 17, 2003, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 28, 2003)*†
10.11	Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005 (the “Fiscal 2006 10-K”))*†

Exhibit
Number	Description

10.12	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.15 to the Fiscal 2006 10-K)*†
10.13	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan, as amended as of August 9, 2007 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 29, 2007)*†
10.14	Amendment No. 1, dated July 1, 2004, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 2, 2004)*†
10.15	Amendment No. 2, dated September 5, 2007, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended September 29, 2007)*†
10.16	Amendment No. 3, dated as of December 23, 2008, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 27, 2008)*†
10.17	Restricted Stock Unit Award Agreement, dated as of July 1, 2004, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.18 to the Fiscal 2006 10-K)*†
10.18	Amendment No. 1, dated as of December 23, 2008, to the Restricted Stock Unit Award Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 27, 2008)*†
10.19	Restricted Stock Award Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.19 to the Fiscal 2006 10-K)*†
10.20	Non-Qualified Stock Option Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.20 to the Fiscal 2006 10-K)*†
10.21	Deferred Compensation Agreement, dated as of September 19, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.21 to the Fiscal 2006 10-K)*†
10.22	Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) dated March 25, 2004 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.23	Amendment No. 1, dated as of July 2, 2004, to Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.24	Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)*†
10.25	Amendment, dated as of June 30, 2006, to the Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.26	Amendment No. 2, dated as of May 21, 2009, to the Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004.
10.27	Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.28	Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restriction performance share awards under the Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.29	Stock Option Award Overview — U.S. containing the standard terms of stock option award under the Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.30	Definitive Agreement, dated April 13, 2007, among Polo Ralph Lauren Corporation, PRL Japan Kabushiki Kaisha, Onward Kashiyama Co., Ltd and Impact 21 Co., Ltd.(filed as Exhibit 10.27 to the Fiscal 2008 10-K)*
10.31	Amended and Restated Credit Agreement as of May 22, 2007 to the Credit Agreement, dated as of November 28, 2006, among Polo Ralph Lauren Corporation, Polo JP Acqui B.V., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007)*

Exhibit
Number	Description

10.32	Amendment and Restatement Agreement, dated as of May 22, 2007, among Polo Ralph Lauren Corporation, Polo JP Acqui B.V., the lenders party thereto, The Bank of New York, Citibank, N.A., Bank of America, N.A. and Wachovia Bank National Association, as syndication agents, Sumitomo Mitsui Banking Corporation and Deutsche Bank Securities, s co-agents and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement dated as of November 28, 2006 among Polo Ralph Lauren Corporation, the lenders from time to time party thereto and the agents party thereto (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007)*
10.33	Employment Agreement, dated as of September 4, 2004, between Polo Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended October 2, 2004)*†
10.34	Amendment No. 1, effective as of January 1, 2009, to the Employment Agreement between Polo Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.5 to the Form 10-Q for the quarterly period ended December 27, 2008)*†
10.35	Employment Agreement, dated as of March 26, 2007, between Polo Ralph Lauren Corporation and Tracey T. Travis (filed as Exhibit 10.28 to the Fiscal 2007 10-K)*†
10.36	Amendment No. 1, effective as of January 1, 2009, to the Employment Agreement between Polo Ralph Lauren Corporation and Tracey Travis (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended December 27, 2008)*†
10.37	Employment Agreement, dated as of April 30, 2007, between Polo Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007)*†
10.38	Amendment No. 1, effective as of January 1, 2009, to the Employment Agreement between Polo Ralph Lauren Corporation and Mitchell Kosh (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended December 27, 2008)*†
10.39	Cross Default and Term Extension Agreement, dated May 11, 1998, among PRL USA, Inc., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co., Inc. (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 28, 2002)*
10.40	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended December 31, 2005)*†
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Fiscal 2003 Form 10-K)*
21.1	List of Significant Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)
31.2	Certification of Tracey T. Travis required by 17 CFR 240.13a-14(a)
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Tracey T. Travis Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

*	Incorporated herein by reference.

†	Management contract or compensatory plan or arrangement.

**	Portions of Exhibits 10.2-10.6 have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 2009.

POLO RALPH LAUREN CORPORATION

By:	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RALPH LAUREN Ralph Lauren	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2009

/s/ ROGER N. FARAH Roger N. Farah	President, Chief Operating Officer and Director	May 26, 2009

/s/ JACKWYN L. NEMEROV Jackwyn L. Nemerov	Executive Vice President and Director	May 26, 2009

/s/ TRACEY T. TRAVIS Tracey T. Travis	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2009

/s/ JOHN R. ALCHIN John R. Alchin	Director	May 26, 2009

/s/ ARNOLD H. ARONSON Arnold H. Aronson	Director	May 26, 2009

/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	May 26, 2009

/s/ DR. JOYCE F. BROWN Dr. Joyce F. Brown	Director	May 26, 2009

/s/ JOEL L. FLEISHMAN Joel L. Fleishman	Director	May 26, 2009

Signature	Title	Date

/s/ STEVEN P. MURPHY Steven P. Murphy	Director	May 26, 2009

/s/ ROBERT C. WRIGHT Robert C. Wright	Director	May 26, 2009

POLO RALPH LAUREN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Page

Consolidated Financial Statements:
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Notes to Consolidated Financial Statements	F-6
Management’s Report on Responsibility for Financial Statements	F-52
Reports of Independent Registered Public Accounting Firms	F-53
Supplementary Information:
Selected Financial Information	F-56
Quarterly Financial Information	F-58
EX-10.26: AMENDMENT NO.2 TO 1997 LONG-TERM STOCK INCENTIVE PLAN
EX-21.1: LIST OF SIGNIFICANT SUBSIDIARIES
EX-23.1: CONSENT OF ERNST & YOUNG LLP
EX-23.2: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 28,	March 29,
	2009	2008
	(millions)

ASSETS
Current assets:
Cash and cash equivalents	$481.2	$551.5
Short-term investments	338.7	74.3
Accounts receivable, net of allowances of $190.9 million and $172.0 million	474.9	508.4
Inventories	525.1	514.9
Deferred tax assets	101.8	76.6
Prepaid expenses and other	135.0	167.8

Total current assets	2,056.7	1,893.5
Property and equipment, net	651.6	709.9
Deferred tax assets	102.8	116.9
Goodwill	966.4	975.1
Intangible assets, net	348.9	349.3
Other assets	230.1	320.8

Total assets	$4,356.5	$4,365.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165.9	$205.7
Income tax payable	35.9	28.8
Accrued expenses and other	472.3	467.7
Current maturities of debt	—	206.4

Total current liabilities	674.1	908.6
Long-term debt	406.4	472.8
Non-current liability for unrecognized tax benefits	154.8	155.2
Other non-current liabilities	386.1	439.2

Commitments and contingencies (Note 16)
Total liabilities	1,621.4	1,975.8

Stockholders’ equity:
Class A common stock, par value $.01 per share; 72.3 million and 70.5 million shares issued; 55.9 million and 56.2 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	1,108.4	1,017.6
Retained earnings	2,465.5	2,079.3
Treasury stock, Class A, at cost (16.4 million and 14.3 million shares)	(966.7)	(820.9)
Accumulated other comprehensive income (loss)	126.8	112.6

Total stockholders’ equity	2,735.1	2,389.7

Total liabilities and stockholders’ equity	$4,356.5	$4,365.5

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions, except per share data)

Net sales	$4,823.7	$4,670.7	$4,059.1
Licensing revenue	195.2	209.4	236.3

Net revenues	5,018.9	4,880.1	4,295.4
Cost of goods sold(a)	(2,288.2)	(2,242.0)	(1,959.2)

Gross profit	2,730.7	2,638.1	2,336.2

Other costs and expenses:
Selling, general and administrative expenses(a)	(2,036.0)	(1,932.5)	(1,663.4)
Amortization of intangible assets	(20.2)	(47.2)	(15.6)
Impairments of assets	(55.4)	(5.0)	—
Restructuring charges	(23.6)	—	(4.6)

Total other costs and expenses	(2,135.2)	(1,984.7)	(1,683.6)

Operating income	595.5	653.4	652.6
Foreign currency gains (losses)	1.6	(6.4)	(1.5)
Interest expense	(26.6)	(25.7)	(21.6)
Interest and other income, net	22.0	24.7	26.1
Equity in income (loss) of equity-method investees	(5.0)	(1.8)	3.0
Minority interest expense	—	(2.1)	(15.3)

Income before provision for income taxes	587.5	642.1	643.3
Provision for income taxes	(181.5)	(222.3)	(242.4)

Net income	$406.0	$419.8	$400.9

Net income per common share:
Basic	$4.09	$4.10	$3.84

Diluted	$4.01	$3.99	$3.73

Weighted average common shares outstanding:
Basic	99.2	102.3	104.4

Diluted	101.3	105.2	107.6

Dividends declared per share	$0.20	$0.20	$0.20

(a) Includes total depreciation expense of:	$(164.2)	$(154.1)	$(129.1)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
		(millions)

Cash flows from operating activities:
Net income	$406.0	$419.8	$400.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	184.4	201.3	144.7
Deferred income tax expense (benefit)	(35.1)	(7.7)	(112.4)
Minority interest expense	—	2.1	15.3
Equity in loss (income) of equity-method investees, net of dividends received	5.0	1.8	(1.0)
Non-cash stock-based compensation expense	49.7	70.7	43.6
Non-cash impairments of assets	55.4	5.0	—
Non-cash provision for bad debt expense	13.9	2.6	1.9
Loss on disposal of property and equipment	—	—	3.3
Non-cash foreign currency (gains) losses	2.3	(1.3)	6.2
Non-cash restructuring charges	1.6	—	1.1
Non-cash litigation-related charges (reversals of excess reserves)	5.6	(4.1)	3.0
Changes in operating assets and liabilities:
Accounts receivable	1.1	10.0	26.4
Inventories	(10.5)	81.8	(32.2)
Accounts payable and accrued liabilities	55.2	(10.8)	38.7
Deferred income liabilities	(25.7)	(2.7)	202.6
Other balance sheet changes	65.3	(73.1)	54.0

Net cash provided by operating activities	774.2	695.4	796.1

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(46.3)	(188.7)	(176.1)
Purchases of investments	(623.1)	(96.8)	—
Proceeds from sales and maturities of investments	369.5	12.7	—
Capital expenditures	(185.0)	(217.1)	(184.0)
Change in restricted cash deposits	26.9	(15.1)	(74.5)

Net cash used in investing activities	(458.0)	(505.0)	(434.6)

Cash flows from financing activities:
Proceeds from issuance of debt	—	168.9	380.0
Repayment of debt	(196.8)	—	(291.6)
Debt issuance costs	—	(0.3)	(2.6)
Payments of capital lease obligations	(6.7)	(7.7)	(5.0)
Payments of dividends	(19.9)	(20.5)	(20.9)
Distributions to minority interest holders	—	—	(4.5)
Repurchases of common stock, including shares surrendered for tax withholdings	(169.8)	(475.4)	(231.3)
Proceeds from exercise of stock options	29.0	40.1	51.4
Termination of interest rate swap agreements	—	—	(4.4)
Excess tax benefits from stock-based compensation arrangements	12.1	34.4	33.7

Net cash used in financing activities	(352.1)	(260.5)	(95.2)

Effect of exchange rate changes on cash and cash equivalents	(34.4)	57.7	11.9

Net increase (decrease) in cash and cash equivalents	(70.3)	(12.4)	278.2
Cash and cash equivalents at beginning of period	551.5	563.9	285.7

Cash and cash equivalents at end of period	$481.2	$551.5	$563.9

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional		Treasury Stock		Other
	Common Stock		Paid-In	Retained	at Cost		Comprehensive	Unearned
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Compensation	Total
	(millions)

Balance at April 1, 2006	109.7	$1.1	$783.6	$1,379.2	4.3	$(87.1)	$15.5	$(42.7)	$2,049.6
Cumulative effect of adopting SAB 108(a) (Note 4)				(16.9)					(16.9)
Cumulative effect of adopting FAS 123R (Note 4)			(42.7)					42.7	—
Comprehensive income:
Net income				400.9
Foreign currency translation adjustments							54.3
Net realized and unrealized losses on derivative financial instruments							(29.3)
Total comprehensive income									425.9
Cash dividends declared				(20.9)					(20.9)
Repurchases of common stock					3.5	(231.3)			(231.3)
Shares issued and equity grants made pursuant to stock compensation plans(b)	2.2		131.6		0.1	(3.1)			128.5

Balance at March 31, 2007	111.9	$1.1	$872.5	$1,742.3	7.9	$(321.5)	$40.5	$—	$2,334.9
Cumulative effect of adopting FIN 48 (Note 13)				(62.5)					(62.5)
Comprehensive income:
Net income				419.8
Foreign currency translation adjustments							135.8
Net realized and unrealized losses on derivative financial instruments							(63.3)
Net unrealized losses on available-for-sale investments							(0.2)
Net unrealized losses on defined benefit plans							(0.2)
Total comprehensive income									491.9
Cash dividends declared				(20.3)					(20.3)
Repurchases of common stock					6.4	(499.4)			(499.4)
Shares issued and equity grants made pursuant to stock compensation plans(b)	1.9		145.1						145.1

Balance at March 29, 2008	113.8	$1.1	$1,017.6	$2,079.3	14.3	$(820.9)	$112.6	$—	$2,389.7
Comprehensive income:
Net income				406.0
Foreign currency translation adjustments							(69.7)
Net realized and unrealized gains on derivative financial instruments							84.1
Net unrealized gains on available-for-sale investments							0.3
Net unrealized losses on defined benefit plans							(0.5)
Total comprehensive income									420.2
Cash dividends declared				(19.8)					(19.8)
Repurchases of common stock					2.1	(145.8)			(145.8)
Shares issued and equity grants made pursuant to stock compensation plans(b)	1.8		90.8						90.8

Balance at March 28, 2009	115.6	$1.1	$1,108.4	$2,465.5	16.4	$(966.7)	$126.8	$—	$2,735.1

(a)	Net of $3.6 million tax effect.

(b)	Includes income tax benefits relating to the exercise of employee stock options of approximately $12 million in Fiscal 2009, $34 million in Fiscal 2008 and $33 million in Fiscal 2007.

See accompanying notes.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Polo Ralph Lauren Corporation (“PRLC”) is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. PRLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. PRLC’s brand names include Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Rugby, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others. PRLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

Prior to the Company’s acquisition of the minority ownership interest in Polo Ralph Lauren Japan Corporation (“PRL Japan”) in May 2007, the Company consolidated PRL Japan, formerly a 50%-owned venture with Onward Kashiyama Co. Ltd and its affiliates (“Onward Kashiyama”) and The Seibu Department Stores, Ltd (“Seibu”), pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). PRL Japan holds the master license to conduct the Company’s business in Japan. Additionally, prior to the acquisition of the minority ownership interests in Ralph Lauren Media, LLC (“RL Media”) in March 2007, the Company consolidated RL Media, formerly a 50%-owned venture with NBC-Lauren Media Holdings, Inc., a subsidiary wholly owned by the National Broadcasting Company, Inc. (“NBC”) and Value Vision Media, Inc. (“Value Vision”), pursuant to FIN 46R. RL Media conducts the Company’s e-commerce initiatives through RalphLauren.com and Rugby.com. See Note 5 for further discussion of the acquisitions referred to above, including their respective bases of consolidation in the fiscal years presented.

All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2009 ended on March 28, 2009 and reflected a 52-week period (“Fiscal 2009”); fiscal year 2008 ended on March 29, 2008 and reflected a 52-week period (“Fiscal 2008”); and fiscal year 2007 ended on March 31, 2007 and also reflected a 52-week period (“Fiscal 2007”).

The financial position and operating results of the Company’s consolidated PRL Japan and Impact 21 Co., Ltd. (“Impact 21”) entities located in Japan are reported on a one-month lag. Accordingly, the Company’s operating

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results for Fiscal 2009 and Fiscal 2008 include the operating results of PRL Japan and Impact 21 for the twelve-month periods ended February 28, 2009 and February 29, 2008, respectively, and the Company’s operating results for Fiscal 2007 include the operating results of PRL Japan for the twelve-month period ended February 28, 2007. The net effect of this reporting lag is not material to the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include reserves for customer returns, discounts, end-of-season markdowns and operational chargebacks; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; reserves for restructuring; and accounting for business combinations.

Reclassifications

Certain reclassifications have been made to the prior years’ financial information in order to conform to the current year’s presentation.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Goods Sold and Selling Expenses

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in and import costs, as well as changes in reserves for shrinkage and inventory realizability. Gains and losses associated with foreign currency exchange contracts related to the hedging of inventory purchases also are recognized within cost of goods sold when the inventory being hedged is sold. The costs of selling merchandise, including those associated with preparing the merchandise for sale, such as picking, packing, warehousing and order charges, are included in selling, general and administrative (“SG&A”) expenses.

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the consolidated statements of operations. Shipping and handling costs incurred approximated $95 million in Fiscal 2009, $108 million in Fiscal 2008 and $92 million in Fiscal 2007. Shipping and handling charges billed to customers are included in revenue.

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

Advertising expense amounted to approximately $171 million for Fiscal 2009, $188 million for Fiscal 2008 and $181 million for Fiscal 2007. Deferred advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $6 million and $8 million at the end of Fiscal 2009 and Fiscal 2008, respectively.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
		(millions)

Basic	99.2	102.3	104.4
Dilutive effect of stock options, restricted stock and restricted stock units	2.1	2.9	3.2

Diluted shares	101.3	105.2	107.6

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Such performance-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2009, Fiscal 2008 and Fiscal 2007, there was an aggregate of approximately 3.5 million, 1.5 million and 1.0 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with FAS No. 123R, “Share-Based Payment” (“FAS 123R”), which requires all share-based payments to employees and non-employee directors to be expensed based on the grant date fair value of the awards over the requisite service period, adjusted

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for estimated forfeitures. The Company uses the Black-Scholes valuation method to determine the grant date fair value of its stock option awards.

See Note 19 for further discussion of the Company’s stock-based compensation.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, including investments in debt securities. Investments in debt securities are diversified among high-credit quality securities in accordance with the Company’s risk-management policies, and primarily include commercial paper and money market funds.

Restricted Cash

From time to time, the Company is required to place cash in escrow with various banks as collateral, primarily to secure guarantees of corresponding amounts made by the banks to international tax authorities on behalf of the Company, such as to secure refunds of value-added tax payments in certain international tax jurisdictions or in the case of certain international tax audits. As of March 28, 2009 and March 29, 2008, the Company had approximately $72 million and $110 million of cash held in escrow, respectively. Such cash has been classified as restricted cash and reported as a component of other non-current assets in the Company’s consolidated balance sheets.

Short-term Investments

Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits which have a maturity greater than three months. Short-term investments are reported at cost, which approximates market value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities within the Company’s consolidated statements of cash flows.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
		(millions)

Beginning reserve balance	$161.1	$129.4	$107.5
Amount charged against revenue to increase reserve	480.2	496.7	388.4
Amount credited against customer accounts to decrease reserve	(461.0)	(473.4)	(369.2)
Foreign currency translation	(9.9)	8.4	2.7

Ending reserve balance	$170.4	$161.1	$129.4

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

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions)

Beginning reserve balance	$10.9	$8.7	$7.5
Amount charged to expense to increase reserve	13.9	2.6	1.9
Amount written off against customer accounts to decrease reserve	(3.0)	(1.6)	(1.2)
Foreign currency translation	(1.3)	1.2	0.5

Ending reserve balance	$20.5	$10.9	$8.7

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Europe and Asia and extends credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has seven key department-store customers that generate significant sales volume. For Fiscal 2009, these customers in the aggregate contributed approximately 50% of all wholesale revenues. Further, as of March 28, 2009, the Company’s seven key department-store customers represented approximately 40% of gross accounts receivable.

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

The Company continually evaluates the composition of its inventories, assessing slow-turning product and all fashion product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to future sales of inventory. Estimates may differ from actual results due to quantity,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

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

Investments in companies in which the Company does not have a controlling interest, or is unable to exert significant influence, are accounted for as available-for-sale investments and, if the investments are publicly traded and there are no resale restrictions greater than one year, recorded at fair value. If resale restrictions greater than one year exist, or if the investment is not publicly traded, the investment is accounted for at cost.

The Company evaluates investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) future economic conditions and market forecasts and (v) the Company’s intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value. The Company has not recognized any significant other-than-temporary impairment charges in any of the fiscal years presented.

Equity-method Investments

The Company’s investments include a joint venture named the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), formed with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group, in March 2007. The joint venture is a Swiss corporation, whose purpose is to design, develop, manufacture, sell and distribute luxury watches and fine jewelry through Ralph Lauren boutiques, as well as through fine independent jewelry and luxury watch retailers throughout the world. The Company accounts for its 50% interest in the RL Watch Company under the equity method of accounting, and such investment is classified in other non-current assets in the consolidated balance sheets. Royalty payments due to the Company under the related license agreement for use of certain of the Company’s trademarks will be reflected as licensing revenue within the consolidated statement of operations. The RL Watch Company commenced operations during the first quarter of Fiscal 2008 and products were introduced in January 2009.

Available-for-sale Investments

Investments also consisted of auction rate securities at a fair value of $2.3 million as of March 28, 2009 and $14.5 million as of March 29, 2008. Auction rate securities have characteristics similar to short-term investments because, at pre-determined short-term intervals, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such periods, the Company chooses to either roll over its

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holdings or seeks to redeem the investments for cash. Notwithstanding these short-term characteristics, the Company has classified these securities as non-current within other assets in its consolidated balance sheet as current market conditions call into question its ability to redeem these investments for cash within the next twelve months. Auction rate securities are categorized as available-for-sale investments and are stated at fair value. Unrealized gains or losses are classified as a component of accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets, and related realized gains or losses are classified as a component of interest and other income, net, in the Company’s consolidated statements of operations. Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company’s consolidated statements of cash flows.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with the provisions of FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). At acquisition, the Company estimates and records the fair value of purchased intangible assets, which primarily consist of license agreements, customer relationships, non-compete agreements and order backlog. The fair value of these intangible assets is estimated based on management’s assessment, considering independent third party appraisals, when necessary. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Under FAS 142, goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with FAS 144. See discussion of the Company’s accounting policy for long-lived asset impairment as described earlier under the caption “Property and Equipment, Net.”

Officers’ Life Insurance Policies

The Company maintains several whole-life and certain split-dollar life insurance policies for select senior executives. Whole-life policies are recorded at their cash-surrender value, and split-dollar policies are recorded at the lesser of their cash-surrender value or aggregate premiums paid-to-date in the consolidated balance sheets. As of the end of Fiscal 2009 and Fiscal 2008, amounts of approximately $33 million and $48 million, respectively,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relating to officers’ life insurance policies held by the Company were classified within other non-current assets in the consolidated balance sheets.

In May 2009, the Company liquidated all of its whole-life insurance policies held at cash-surrender value. As of the end of Fiscal 2009, the related asset balance of approximately $16 million was classified within short-term investments in the consolidated balance sheet.

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

Effective April 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109” (“FIN 48”). Upon the adoption of the provisions of FIN 48, the Company changed its policy related to the accounting for income tax uncertainties. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more-likely-than-not”, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.

See Note 13 for further discussion of the Company’s income taxes and the adoption of FIN 48.

Leases

The Company leases certain facilities and equipment, including its retail stores. Such leasing arrangements are accounted for under the provisions of FAS No. 13, “Accounting for Leases,” and other related authoritative accounting literature (collectively, “FAS 13”). Certain of the Company’s leases contain renewal options, rent escalation clauses and/or landlord incentives. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of Fiscal 2009 and Fiscal 2008, deferred rent

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations of approximately $125 million and $112 million, respectively, were classified within other non-current liabilities in the Company’s consolidated balance sheets.

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

Each derivative instrument entered into by the Company which qualifies for hedge accounting is considered highly effective at reducing the risk associated with the exposure being hedged. For each derivative designated as a hedge, the Company formally documents the risk management objective and strategy, including the identification of the hedging instrument, the hedged item and the risk exposure, as well as how effectiveness is to be assessed prospectively and retrospectively. To assess effectiveness, the Company uses non-statistical methods, including the dollar-offset method, which compare the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented by the Company at least on a quarterly basis. Any ineffectiveness in hedging relationships is recognized immediately in earnings. If it is determined that a derivative has not been highly effective, and will continue not to be highly effective at hedging the designated exposure, hedge accounting is discontinued.

All undesignated hedges of the Company are entered into to hedge specific economic risks, such as foreign currency exchange and interest rate risk. The Company does not enter into derivative transactions for speculative or trading purposes. Changes in fair value relating to undesignated derivative instruments are immediately recognized in earnings.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include continually reviewing and assessing the creditworthiness of counterparties. As of March 28, 2009, the Company has approximately 48% of its derivative instruments in asset positions placed with one creditworthy financial institution.

For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to fixed-rate debt, investments in other entities accounted for using the equity method of accounting and certain other financial instruments. However, other than differences in the fair value of fixed-rate debt as disclosed in Note 14, these differences were not significant as of March 28, 2009 or March 29, 2008. The fair value of financial instruments generally is determined by reference to fair market values resulting from the trading of the instruments on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates derived through the use of present value or other valuation techniques.

See Note 15 for further discussion of the Company’s derivatives and financial instruments.

4.	Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157” or the “Standard”). FAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements. The Company adopted the provisions of FAS 157 for all of its financial assets and liabilities within the Standard’s scope as of the beginning of Fiscal 2009 (March 30, 2008). FAS 157 will become effective for all nonfinancial assets and liabilities of the Company within the scope of FAS 157 as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of the provisions of FAS 157 effective during Fiscal 2009 did not have a significant impact on the Company’s consolidated financial statements. The Company does not expect that the provisions of FAS 157 to be adopted in Fiscal 2010 will have a material effect on its consolidated financial statements. See Note 15 for further discussion on the impact of adoption on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of the beginning of Fiscal 2008 (April 1, 2007) and recorded a related $62.5 million reduction in retained earnings as of April 1, 2007. See Note 13 for further discussion of the Company’s income taxes and the adoption of FIN 48.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
	(millions)

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment” (“FAS 123R”). FAS 123R supersedes both Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which permitted the use of the intrinsic-value method in accounting for stock-based compensation, and FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 123”), which allowed companies applying APB 25 to just disclose in their financial statements the pro forma effect on net income from applying the fair-value method of accounting for stock-based compensation. FAS 123R requires all share-based payments to employees and non-employee directors to be expensed based on the grant date fair value of the awards over the requisite service period. The Company adopted the provisions of FAS 123R effective as of the beginning of Fiscal 2007 and recorded a related $42.7 million reclassification within stockholders’ equity as of April 2, 2006. See Note 19 for further discussion of the Company’s stock-based compensation.

Other Recently Issued Accounting Standards

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 amends FAS 133 to provide enhanced disclosure requirements surrounding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the disclosure requirements of FAS 161 as of the fourth quarter of Fiscal 2009 (see Note 15). The adoption of FAS 161 did not have an impact on the Company’s consolidated financial statements.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fiscal 2009 Transactions

Agreement to Acquire Southeast Asia Licensed Operations

In February 2009, the Company entered into an agreement with Dickson Concepts International Limited (“Dickson”) to assume direct control of its Polo-branded licensed apparel businesses in Southeast Asia effective January 1, 2010 in exchange for a payment of $20 million and certain other consideration. Dickson is currently the Company’s licensee for Polo-branded apparel in the Southeast Asia region, which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. In connection with this agreement, the Company entered into a one-year extension of its underlying sub-license agreement with Dickson, which was originally scheduled to expire on December 31, 2008. The transaction is subject to certain customary closing conditions. The Company expects to account for this transaction as an asset purchase during the fourth quarter of Fiscal 2010.

Japanese Childrenswear and Golf Acquisition

On August 1, 2008, in connection with the transition of the Polo-branded childrenswear and golf apparel businesses in Japan from a licensed to a wholly owned operation, the Company acquired certain net assets (including inventory) from Naigai Co. Ltd. (“Naigai”) in exchange for a payment of approximately ¥2.8 billion (approximately $26 million as of the acquisition date) and certain other consideration (the “Japanese Childrenswear and Golf Acquisition”). The Company funded the Japanese Childrenswear and Golf Acquisition with available cash on-hand. Naigai was the Company’s licensee for childrenswear, golf apparel and hosiery under the Polo by Ralph Lauren and Ralph Lauren brands in Japan. In conjunction with the Japanese Childrenswear and Golf Acquisition, the Company also entered into an additional 5-year licensing and design-related agreement with Naigai for Polo and Chaps-branded hosiery in Japan and a transition services agreement for the provision of a variety of operational, human resources and information systems-related services over a period of up to eighteen months from the date of the closing of the transaction.

The Company accounted for the Japanese Childrenswear and Golf Acquisition as an asset purchase during the second quarter of Fiscal 2009. Based on the results of valuation analyses performed, the Company allocated all of the consideration exchanged in the Japanese Childrenswear and Golf Acquisition to the net assets acquired in connection with the transaction. No settlement loss associated with any pre-existing relationships was recognized. The acquisition cost of $28 million (including transaction costs of approximately $2 million) has been allocated to the net assets acquired based on their respective fair values as follows: inventory of $16 million; customer relationship intangible asset of $13 million; and other net liabilities of $1 million.

The results of operations for the Polo-branded childrenswear and golf apparel businesses in Japan have been consolidated in the Company’s results of operations commencing August 2, 2008.

Fiscal 2008 Transactions

Japanese Business Acquisitions

On May 29, 2007, the Company acquired control of certain of its Japanese businesses that were formerly conducted under licensed arrangements, consistent with the Company’s long-term strategy of international

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expansion. In particular, the Company acquired approximately 77% of the outstanding shares of Impact 21 that it did not previously own in a cash tender offer (the “Impact 21 Acquisition”), thereby increasing its ownership in Impact 21 from approximately 20% to approximately 97%. Impact 21 previously conducted the Company’s men’s, women’s and jeans apparel and accessories business in Japan under a pre-existing, sub-license arrangement. In addition, the Company acquired the remaining 50% interest in PRL Japan, which holds the master license to conduct Polo’s business in Japan, from Onward Kashiyama and Seibu (the “PRL Japan Minority Interest Acquisition”). Collectively, the Impact 21 Acquisition and the PRL Japan Minority Interest Acquisition are herein referred to as the “Japanese Business Acquisitions.”

The purchase price initially paid in connection with the Japanese Business Acquisitions was approximately $360 million, including transaction costs of approximately $12 million. In February 2008, the Company acquired approximately 1% of the remaining Impact 21 shares outstanding at an aggregate cost of $5 million. During the first quarter of Fiscal 2009, the Company acquired the remaining 2% of Impact 21 shares outstanding at an aggregate cost of approximately $9 million and completed the process of acquiring the remaining outstanding shares not exchanged as of the close of the tender offer period (the “minority squeeze-out”). As a result of these transactions, Impact 21 is a 100%-owned subsidiary of the Company.

The Company funded the Japanese Business Acquisitions with available cash on-hand and ¥20.5 billion of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility. The Company repaid the borrowing by its maturity date on May 22, 2008 using $196.8 million of Impact 21’s cash on-hand acquired as part of the acquisition.

Based on the results of valuation analyses performed, the Company allocated all of the consideration exchanged to the purchase of the Japanese businesses. The acquisition cost of approximately $374 million has been allocated to the net assets acquired based on their respective fair values as follows: cash of $189 million; trade receivables of $26 million; inventory of $38 million; finite-lived intangible assets of $75 million (consisting of the re-acquired licenses of $21 million and customer relationships of $54 million); non-tax-deductible goodwill of $140 million; assumed pension liabilities of $5 million; net deferred tax liabilities of $31 million; and other net liabilities of $58 million.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relationships of $0.7 million and order backlog of $0.1 million); other net assets of $0.7 million; and tax-deductible goodwill of $0.6 million.

Formation of Ralph Lauren Watch and Jewelry Joint Venture

In March 2007, the Company formed a joint venture with Richemont to design, develop, manufacture, sell and distribute luxury watches and fine jewelry. See Note 3 for further discussion of the joint venture.

Fiscal 2007 Transactions

Acquisition of RL Media Minority Interest

On March 28, 2007, the Company acquired the remaining 50% equity interest in RL Media formerly held by NBC (37.5%) and Value Vision (12.5%) (the “RL Media Minority Interest Acquisition”). RL Media conducts the Company’s e-commerce initiatives through the RalphLauren.com and Rugby.com internet sites. The results of operations for RL Media have already been consolidated by the Company as described further in Note 2 to the consolidated financial statements. The acquisition cost was $175 million.

The Company evaluated the terms of all significant pre-existing relationships between itself and RL Media to determine if a settlement of the pre-existing relationships existed. In addition, valuation analyses of RL Media were performed. Based on these analyses, as well as the rights and obligations of the parties under the RL Media partnership agreement, the Company determined that all of the consideration exchanged should be allocated to the acquisition of the RL Media minority interest. Accordingly, no settlement gain or loss was recognized in connection with this transaction.

The excess of the acquisition cost over the pre-existing minority interest liability of $33 million has been allocated as follows: inventory of $8 million; finite-lived intangible assets of $58 million (consisting of the re-acquired license of $56 million and customer list of $2 million); and tax-deductible goodwill of $76 million.

Supplemental Pro Forma Information

There were no acquisitions during Fiscal 2009 that had a material effect on the Company’s financial position and results of operations, and would have warranted the disclosure of related supplemental pro forma information. However, summarized below is certain supplemental pro forma information related to the Company’s significant acquisitions that occurred during Fiscal 2008 and Fiscal 2007.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges included in the Company’s pro forma results were approximately $47 million for Fiscal 2008 and Fiscal 2007, respectively.

	Historical		Pro Forma (unaudited)
	Fiscal Years Ended		Fiscal Years Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(millions, except per share data)

Net revenues	$4,880.1	$4,295.4	$4,880.1	$4,582.0
Gross profit	2,638.1	2,336.2	2,638.1	2,413.4
Amortization of intangible assets	(47.2)	(15.6)	(47.8)	(50.5)
Operating income	653.4	652.6	652.8	636.5
Net income	419.8	400.9	419.8	383.7
Net income per common share:
Basic	$4.10	$3.84	$4.10	$3.68
Diluted	$3.99	$3.73	$3.99	$3.57

6.	Inventories

Inventories consist of the following:

	March 28,	March 29,
	2009	2008
	(millions)

Raw materials	$5.4	$6.7
Work-in-process	1.7	1.7
Finished goods	518.0	506.5

Total inventory	$525.1	$514.9

7.	Property and Equipment

Property and equipment, net, consist of the following:

	March 28,	March 29,
	2009	2008
	(millions)

Land and improvements	$9.9	$9.9
Buildings and improvements	112.6	97.4
Furniture and fixtures	491.1	464.0
Machinery and equipment	305.0	276.9
Leasehold improvements	643.3	604.6
Construction in progress	49.6	56.7

	1,611.5	1,509.5
Less: accumulated depreciation	(959.9)	(799.6)

Property and equipment, net	$651.6	$709.9

8.	Goodwill and Other Intangible Assets

As discussed in Note 3, the Company accounts for goodwill and other intangible assets in accordance with FAS 142. Under FAS 142, goodwill and certain other intangible assets deemed to have indefinite useful lives are not

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized. Rather, goodwill and such indefinite-lived intangible assets are subject to annual impairment testing. Finite-lived intangible assets continue to be amortized over their respective estimated useful lives. Based on the results of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets in Fiscal 2009, Fiscal 2008 and Fiscal 2007, no impairment charges were deemed necessary.

Goodwill

The following analysis details the changes in goodwill for each reportable segment during Fiscal 2009 and Fiscal 2008:

	Wholesale	Retail	Licensing	Total
	(millions)

Balance at March 31, 2007	$518.9	$155.1	$116.5	$790.5
Acquisition-related activity(a)	122.5	(3.9)	16.8	135.4
Other adjustments(b)	43.4	0.9	4.9	49.2

Balance at March 29, 2008	$684.8	$152.1	$138.2	$975.1
Acquisition-related activity(a)	4.8	—	—	4.8
Other adjustments(b)	(15.5)	(1.3)	3.3	(13.5)

Balance at March 28, 2009	$674.1	$150.8	$141.5	$966.4

(a)	Fiscal 2009 acquisition-related activity primarily includes the minority squeeze-out related to the Japanese Business Acquisitions. Fiscal 2008 acquisition-related activity primarily includes the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition, as well as other adjustments related to revisions in the estimated purchase price allocation of the RL Media Minority Interest Acquisition. See Note 5 for further discussion of the Company’s acquisitions.

(b)	Other adjustments principally include changes in foreign currency exchange rates.

Other Intangible Assets

Other intangible assets consist of the following:

	March 28, 2009			March 29, 2008
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amort.	Net	Amount	Amort.	Net
	(millions)

Intangible assets subject to amortization:
Re-acquired licensed trademarks	$226.0	$(58.7)	$167.3	$223.5	$(47.5)	$176.0
Customer relationships/lists	206.7	(34.1)	172.6	186.7	(22.4)	164.3
Other	7.4	(7.1)	0.3	7.4	(7.1)	0.3

Total intangible assets subject to amortization	440.1	(99.9)	340.2	417.6	(77.0)	340.6
Intangible assets not subject to amortization:
Trademarks and brands	8.7	—	8.7	8.7	—	8.7

Total intangible assets	$448.8	$(99.9)	$348.9	$426.3	$(77.0)	$349.3

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization

Based on the amount of intangible assets subject to amortization as of March 28, 2009, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization
Expense
(millions)

Fiscal 2010	$20.4
Fiscal 2011	20.1
Fiscal 2012	19.5
Fiscal 2013	19.1
Fiscal 2014	19.1
Fiscal 2015 and thereafter	242.0

Total	$340.2

The expected future amortization expense above reflects weighted-average estimated useful lives of 20.3 years for re-acquired licensed trademarks, 16.5 years for customer relationships/lists and 18.3 years for the Company’s finite-lived intangible assets in total.

9.	Other Non-Current Assets

Other non-current assets consist of the following:

	March 28,	March 29,
	2009	2008
	(millions)

Equity-method investments	$4.2	$2.4
Officers’ life insurance policies	32.9	48.3
Restricted cash and other non-current investments	101.1	138.6
Other non-current assets	91.9	131.5

Total other non-current assets	$230.1	$320.8

10.	Other Current and Non-Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 28,	March 29,
	2009	2008
	(millions)

Accrued operating expenses	$221.9	$243.8
Accrued payroll and benefits	110.7	88.2
Accrued inventory	44.6	42.0
Deferred income	45.9	50.1
Other	49.2	43.6

Total accrued expenses and other current liabilities	$472.3	$467.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other non-current liabilities consist of the following:

	March 28,	March 29,
	2009	2008
	(millions)

Capital lease obligations	$76.6	$73.2
Deferred rent obligations	124.7	112.3
Deferred income	145.6	168.8
Minority interest	—	5.5
Other	39.2	79.4

Total other non-current liabilities	$386.1	$439.2

11.	Impairments of Assets

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

Fiscal 2009 Impairment

During Fiscal 2009, the Company recorded total non-cash impairment charges of $55.4 million to reduce the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. Total Fiscal 2009 impairment charges were comprised of $7.2 million recorded during the second quarter and $48.2 million recorded during the fourth quarter.

Total Fiscal 2009 impairment charges included a $52.0 million write-down of Retail store assets and a $3.4 million write-down of certain capitalized software costs (primarily in the Wholesale segment) that were determined to no longer be used over the intended service period. The Retail store asset impairment was associated with lower-than-expected operating performance for the fiscal year for certain Ralph Lauren, Club Monaco and Rugby full-price stores primarily located in the U.S. due in part to the significant contraction in consumer spending experienced during the latter half of the fiscal year and which is expected to continue to negatively impact such stores’ future operating performance.

Fiscal 2008 Impairment

During Fiscal 2008, the Company recorded non-cash impairment charges of $5.0 million to reduce the carrying value of certain long-lived assets in its Retail segment to their estimated fair value. These impairment charges were primarily recorded as a result of lower-than-expected operating cash flow performance for certain stores that, along with projections of future performance, indicated that the carrying values of the related fixed assets were not recoverable.

No impairment charges were recorded in Fiscal 2007.

12.	Restructuring

The Company has recorded restructuring liabilities in recent years relating to various cost-savings initiatives, as well as certain of its acquisitions. Through Fiscal 2009, in accordance with US GAAP, restructuring costs incurred in connection with acquisitions were capitalized as part of the purchase accounting for the transaction. Such acquisition-related restructuring costs were not material in any period. Liabilities for costs associated with

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-acquisition-related restructuring initiatives are expensed and initially measured at fair value when incurred in accordance with US GAAP. A description of the nature of significant non-acquisition-related restructuring activities and related costs is presented below.

Fiscal 2009 Restructuring

During the fourth quarter of Fiscal 2009, the Company initiated a restructuring plan designed to better align its cost base with the slowdown in consumer spending negatively affecting sales and operating margins and to improve overall operating effectiveness (the “Fiscal 2009 Restructuring Plan”). The Fiscal 2009 Restructuring Plan included the termination of approximately 500 employees and the closure of certain underperforming retail stores.

In connection with the Fiscal 2009 Restructuring Plan, the Company recorded $20.8 million in restructuring charges during the fourth quarter of Fiscal 2009. A summary of the activity in the related liability is as follows:

	Severance	Lease
	and Benefits	Termination	Other
	Costs	Costs	Costs(a)	Total
	(millions)

Balance at March 29, 2008	$—	$—	$—	$—
Additions charged to expense	13.4	5.8	1.6	20.8
Cash payments charged against reserve	(0.8)	(0.9)	—	(1.7)
Non-cash adjustments	—	—	(1.6)	(1.6)

Balance at March 28, 2009	$12.6	$4.9	$—	$17.5

(a)	Primarily related to write-downs of certain fixed assets.

Payments related to severance and benefits and lease termination costs are expected to be paid in full primarily by the end of Fiscal 2010.

In addition to those restructuring charges incurred in connection with the Fiscal 2009 Restructuring Plan implemented during the fourth quarter as discussed above, the Company recognized $2.8 million of other restructuring charges earlier in the fiscal year, primarily related to severance costs associated with the transition of certain sourcing and production facilities in Southeast Asia during Fiscal 2009.

There were no significant restructuring charges recognized by the Company during Fiscal 2008.

Fiscal 2007 Restructuring

During the fourth quarter of Fiscal 2006, the Company initiated a plan to restructure its Club Monaco retail business. In particular, this plan consisted of the closure of all five Club Monaco factory stores and the intention to dispose of by sale or closure all eight of the Caban Concept Stores (collectively, the “Club Monaco Restructuring Plan”). In connection with this plan, during Fiscal 2007 the Company ultimately decided to close all of the Caban Concept Stores and recognized $4.0 million of associated restructuring charges, primarily relating to lease termination costs. The remaining liability under the plan was $0.9 million as of March 28, 2009.

Additionally, the Company recognized $0.6 million of other restructuring charges primarily related to severance costs associated with the transition of certain sourcing and production functions from Colombia to the U.S. during Fiscal 2007.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

Taxes on Income

Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
		(millions)

Domestic	$351.1	$473.7	$508.6
Foreign	236.4	168.4	134.7

Total income before provision for income taxes	$587.5	$642.1	$643.3

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
		(millions)

Current:
Federal(a)	$126.6	$157.5	$250.7
State and local(a)	25.6	15.4	50.2
Foreign	64.4	57.1	53.9

	216.6	230.0	354.8

Deferred:
Federal	(15.3)	10.0	(99.2)
State and local	(7.4)	3.9	(12.8)
Foreign	(12.4)	(21.6)	(0.4)

	(35.1)	(7.7)	(112.4)

Total provision for income taxes	$181.5	$222.3	$242.4

(a)	Excludes federal, state and local tax benefits of approximately $12 million in Fiscal 2009, $34 million in Fiscal 2008 and $33 million in Fiscal 2007 resulting from the exercise of employee stock options. In addition, excludes federal, state and local tax benefits of $31 million for Fiscal 2007 primarily related to the repayment of the approximate €227 million principal amount of 6.125% notes outstanding that were due on November 22, 2006, from an original issuance of €275 million in 1999 (the “1999 Euro Debt”). Such amounts were credited to stockholders’ equity.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
		(millions)

Provision for income taxes at the U.S. federal statutory rate	$205.6	$224.7	$225.1
Increase (decrease) due to:
State and local income taxes, net of federal benefit	11.9	12.2	25.7
Foreign income taxed at different rates, net of U.S. foreign tax credits	(40.1)	(22.3)	(11.2)
Other	4.1	7.7	2.8

Total provision for income taxes	$181.5	$222.3	$242.4

The Company’s effective tax rate is lower than the statutory rate principally as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S.

Deferred Taxes

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	March 28,	March 29,
	2009	2008
	(millions)

Current deferred tax assets (liabilities):
Receivable allowances and reserves	$40.2	$30.2
Inventory basis difference	21.5	19.0
Other	36.4	25.6
Net operating losses and other tax attributed carryforwards	0.1	2.1
Valuation allowance	—	(0.3)

Net current deferred tax assets (liabilities)(a)	98.2	76.6

Non-current deferred tax assets (liabilities):
Property, plant and equipment	62.1	42.5
Goodwill and other intangible assets	(153.8)	(142.0)
Net operating losses carryforwards	9.7	3.2
Cumulative translation adjustment and hedges	0.6	20.4
Deferred compensation	56.4	61.0
Deferred income	56.4	58.4
Unrecogized tax benefits	37.7	39.1
Other	16.7	10.2
Valuation allowance	(5.6)	(0.8)

Net non-current deferred tax assets (liabilities)(b)	80.2	92.0

Net deferred tax assets (liabilities)	$178.4	$168.6

(a)	Net current deferred tax balance as of March 28, 2009 included current deferred tax liabilities of $3.6 million included within accrued expenses and other in the consolidated balance sheet.

(b)	Net non-current deferred tax balances as of March 28, 2009 and March 29, 2008 were comprised of non-current deferred tax assets of $102.8 million and $116.9 million, respectively, included within deferred tax assets, and non-current deferred tax liabilities of $22.6 million and $24.9 million, respectively, included within other non-current liabilities in the consolidated balance sheets.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has available federal, state and foreign net operating loss carryforwards of $0.5 million, $6.8 million and $13.8 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2010. The utilization of the federal net operating loss carryforwards is subject to the limitations of Internal Revenue Code Section 382, which applies following certain changes in ownership of the entity generating the loss carryforward.

Also, the Company has available state and foreign net operating loss carryforwards of $7.9 million and $11.0 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance increased by $4.5 million in Fiscal 2009 as a result of the inability to utilize certain foreign net operating loss carryforwards.

Provision has not been made for U.S. or additional foreign taxes on $841.4 million of undistributed earnings of foreign subsidiaries. Those earnings have been and are expected to continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to Polo Ralph Lauren Corporation (“PRLC”), a subsidiary or a U.S. affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. foreign tax credits.

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

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. Accordingly, included in the liability for unrecognized tax benefits was a liability for interest and penalties in the amount of $45.7 million as of April 1, 2007.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2009 and Fiscal 2008 Activity

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2009 and Fiscal 2008 is presented below:

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008
	(millions)

Unrecognized tax benefits beginning balance	$117.5	$128.1
Additions related to current period tax positions	5.4	11.5
Additions related to prior periods tax positions	19.4	15.5
Reductions related to prior periods tax positions	(17.8)	(22.2)
Reductions related to settlements with taxing authorities	(5.8)	(10.2)
Reductions related to expiration of statutes of limitations	—	(5.2)
Additions (reductions) charged to foreign currency translation	(5.0)	—

Unrecognized tax benefits ending balance	$113.7	$117.5

A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2009 and Fiscal 2008 is presented below:

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008
	(millions)

Accrued interest and penalties beginning balance	$48.0	$45.7
Additions (reductions) charged to expense	(0.8)	7.6
Reductions related to settlements with taxing authorities	(5.1)	(5.1)
Reductions related to expiration of statutes of limitations	—	(1.4)
Additions (reductions) charged to foreign currency translation	(1.0)	1.2

Accrued interest and penalties ending balance	$41.1	$48.0

The total amount of unrecognized tax benefits, including interest and penalties, was $154.8 million as of March 28, 2009 and was included within non-current liability for unrecognized tax benefits in the consolidated balance sheet. The total amount of unrecognized tax benefits, including interest and penalties, was $165.5 million as of March 29, 2008, of which $10.3 was included within accrued expenses and other and $155.2 million was included within non-current liability for unrecognized tax benefits in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $117.1 million as of March 28, 2009 and $123.6 million as of March 29, 2008.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $25 million during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2000.

14.	Debt

Debt consists of the following:

	March 28,	March 29,
	2009	2008
	(millions)

Revolving credit facility	$—	$—
1.2% Yen-denominated term loan due May 2008	—	206.4
4.5% Euro-denominated notes due October 2013	406.4	472.8

Total debt	406.4	679.2
Less: current maturities of debt	—	(206.4)

Total long-term debt	$406.4	$472.8

Euro Debt

The Company has outstanding approximately €300 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

The Company may from time to time repurchase all or a portion of its Euro Debt in the open market, via tender offer or otherwise.

Refer to Note 15 for discussion of the designation of the Company’s Euro Debt as a hedge of its net investment in certain of its European subsidiaries.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of March 28, 2009, there were no borrowings outstanding under the Credit Facility, and the Company was contingently liable for $13.7 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of March 28, 2009, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

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

Fair Value of Debt

Based on the prevailing level of market interest rates as of March 28, 2009 and March 29, 2008, the carrying value of the Company’s Euro Debt exceeded its fair value by approximately $86 million and $50 million, respectively. As of March 31, 2008, the carrying value of the Company’s Term Loan approximated its fair value. Unrealized gains or losses on debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

15.	Financial Instruments

Fair Value Measurement

FAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

March 28, 2009(a)
(millions)

Financial assets carried at fair value:
Derivative financial instruments	$27.7
Auction rate securities	2.3

Total	$30.0

Financial liabilities carried at fair value:
Derivative financial instruments	$3.4

Total	$3.4

(a)	Based on Level 2 measurements.

Derivative financial instruments designated as cash flow hedges are recorded at fair value in the Company’s consolidated balance sheets and, to the extent these instruments are highly effective at reducing the risk associated with the exposure being hedged, the related unrealized gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income. The Company’s derivative financial instruments are valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. The Company mitigates the impact of counterparty credit risk by entering into contracts with select financial institutions based on credit ratings and other factors, adhering to established limits for credit exposure and continually assessing the creditworthiness of counterparties. Changes in counterparty credit risk are considered in the valuation of derivative financial instruments. The Company’s derivative financial instruments have been classified as Level 2 assets or liabilities as of March 28, 2009.

The Company’s auction rate securities are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets, with unrealized gains and losses deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). Third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recently successful traded securities, and the total

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal balance of each security. Auction rate securities have been classified as Level 2 assets as of March 28, 2009.

Cash and cash equivalents, short-term investments and accounts receivable are recorded at carrying value, which approximates fair value. Restricted cash is reported at carrying value. The Company’s Euro Debt, which is adjusted for foreign currency fluctuations, is also reported at carrying value.

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

The following tables summarize the Company’s outstanding derivative instruments and the related impact on its consolidated financial statements as of March 28, 2009 and March 29, 2008:

	Notional Amounts		Derivative Assets				Derivative (Liabilities)
			Balance		Balance		Balance			Balance
	March 28,	March 29,	Sheet	Fair	Sheet	Fair	Sheet	Fair		Sheet	Fair
Derivative Instrument(a)	2009	2008	Line(b)	Value	Line(b)	Value	Line(b)	Value		Line(b)	Value
			March 28, 2009		March 29, 2008		March 28, 2009			March 29, 2008
	(millions)

Designated Hedges:
FC — Inventory purchases	$239.4	$257.0	PP	$22.5	PP	$1.4	AE	$(0.7)		AE	$(21.9)
FC — I/C royalty payments	89.9	14.2	(e)	3.9	—	—	AE	(1.2)		AE	(1.0)
FC — Interest payments	17.9	19.2	PP	0.1	PP	1.9	—	—		—	—
FC — I/C marketing contributions	3.0	1.9	—	—	PP	0.1	AE	(0.4)		—	—
FC — Operational obligations	0.7	30.2	PP	0.1	PP	0.5	—	—		—	—
Net Investment — Euro Debt	406.4	381.2	—	—	—	—	LTD	(320.0	)(c)	LTD	(423.0	)(c)

Total Designated Hedges	$757.3	$703.7		$26.6		$3.9		$(322.3)			$(445.9)

Undesignated Hedges:
FC — Inventory purchases	$16.9	$11.7	PP	$0.5	—	$—	AE	$(0.3)		AE	$(0.3)
FC — Forecasted sales	—	48.2	—	—	PP	1.7	—	—		—	—
FC — Other(d)	15.5	5.0	PP	0.6	—	—	AE	(0.8)		AE	(0.4)

Total Undesignated Hedges	$32.4	$64.9		$1.1		$1.7		$(1.1)			$(0.7)

Total Derivatives	$789.7	$768.6		$27.7		$5.6		$(323.4)			(446.6)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = €300 million principal notes due October 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; LTD = Long-term debt.

(c)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $406.4 as of March 28, 2009 and $472.8 million as of March 29, 2008.

(d)	Primarily related to forward foreign exchange contracts entered into in connection with the Company’s Japanese Business Acquisitions minority squeeze-out, as discussed in Note 5.

(e)	$2.6 million included within PP and $1.3 million included within OA.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gains (Losses)		Gains (Losses)
	Recognized in		Reclassified from
	OCI(b)		AOCI(b) to Earnings
	Fiscal Years Ended		Fiscal Years Ended
	March 28,	March 29,	March 28,	March 29,	Location of Gains (Losses)
Derivative Instrument(a)	2009	2008	2009	2008	Reclassified from AOCI to Earnings
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$38.5	$(25.5)	$(3.8)	$(8.4)	Cost of goods sold
FC — I/C royalty payments	3.8	(1.0)	(1.0)	(1.0)	Foreign currency gains (losses)
FC — Interest payments	(1.2)	1.5	(0.7)	1.8	Foreign currency gains (losses)
FC — I/C marketing contributions	(0.4)	0.1	(0.2)	0.2	Foreign currency gains (losses)
FC — Operational obligations	(0.5)	0.5	0.4	—	Selling, general and administrative expenses

	$40.2	$(24.4)	$(5.3)	$(7.4)

Designated Hedge of Net Investment:
Euro Debt	$66.6	$(73.8)	$—	$—	(c)

Total Designated Hedges	$106.8	$(98.2)	$(5.3)	$(7.4)

	Gains (Losses)
	Recognized in Earnings
	Fiscal Years Ended
	March 28,	March 29,	Location of Gains (Losses)
Derivative Instrument(a)	2009	2008	Recognized in Earnings
	(millions)

Undesignated Hedges:
FC — Inventory purchases	$0.5	$(0.2)	Foreign currency gains (losses	)
FC — Forecasted revenues	1.0	1.6	Foreign currency gains (losses	)
FC — Other(d)	(1.8)	(1.5)	Foreign currency gains (losses	)

Total Undesignated Hedges	$(0.3)	$(0.1)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = €300 million principal notes due October 2013.

(b)	Accumulated other comprehensive income (“AOCI”), including the respective fiscal year’s other comprehensive income (“OCI”), is classified as a component of total stockholders’ equity.

(c)	To the extent applicable, to be recognized as a gain (loss) on the sale or liquidation of the hedged net investment.

(d)	Primarily related to forward foreign exchange contracts entered into in connection with the Company’s Japanese Business Acquisitions minority squeeze-out, as discussed in Note 5.

Over the next twelve months, it is expected that approximately $23 million of net gains deferred in accumulated other comprehensive income related to foreign currency exchange contracts outstanding as of March 28, 2009 will be recognized in earnings. The Company recognized an aggregate net gain on foreign currency exchange contracts in earnings of approximately $4 million for Fiscal 2007. The Company recorded within accumulated other comprehensive income the translation effects of the Euro Debt to U.S. dollars, resulting in an aggregate loss of $30.8 million for Fiscal 2007. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal years presented.

The following is a summary of the Company’s risk management strategies and the effect of those strategies on the consolidated financial statements.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Risk Management

Forward Foreign Currency Exchange Contracts

The Company enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt, other foreign currency-denominated operational obligations including payroll, rent, insurance and benefit payments, and foreign currency-denominated revenues. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Swiss Franc, and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheets. Foreign currency exchange contracts designated as cash flow hedges at hedge inception are accounted for in accordance with FAS 133. As such, to the extent these hedges are effective, the related gains (losses) are deferred in stockholders’ equity as a component of accumulated other comprehensive income. These deferred gains (losses) are then recognized in our consolidated statements of operations as follows:

•	Forecasted Inventory Purchases — Recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold.

•	Intercompany Royalty Payments and Marketing Contributions — Recognized within foreign currency gains (losses) in the period in which the related royalties or marketing contributions being hedged are received or paid.

•	Operational Obligations — Recognized primarily within SG&A expenses in the period in which the hedged forecasted transaction affects earnings.

•	Interest Payments on Euro Debt — Recognized within foreign currency gains (losses) in the period in which the recorded liability impacts earnings due to foreign currency exchange remeasurement.

To the extent that any of these foreign currency exchange contracts are not considered to be perfectly effective in offsetting the change in the value of the hedged item, any changes in fair value relating to the ineffective portion are immediately recognized in earnings. If a hedge relationship is terminated, the change in fair value of the derivative previously recorded in accumulated other comprehensive income is realized when the hedged item affects earnings consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring in which case the accumulated amount is immediately recognized in earnings. In addition, changes in fair value relating to undesignated foreign currency exchange contracts are immediately recognized in earnings.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. As required by FAS 133, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment under FAS No. 52, “Foreign Currency Translation,” to the extent it is effective as a hedge. As such, changes in the fair value of the Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in stockholders’ equity as a component of accumulated other comprehensive income.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In assessing effectiveness, the Company uses the spot rate method of accounting to value foreign currency exchange rate changes in both its foreign subsidiaries and the derivative designated as a hedge of a net investment. If the notional amount of the derivative designated as a hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness is recognized immediately in earnings. Changes in the fair value of the hedging instrument are recorded in stockholders’ equity as a component of accumulated other comprehensive income until the sale or liquidation of the hedged net investment.

Interest Rate Risk Management

During the first six months of Fiscal 2007, the Company entered into three forward-starting interest rate swap contracts in anticipation of the Company’s proposed refinancing of the 1999 Euro Debt, which was completed in October 2006. These contracts were designated as cash flow hedges of a forecasted transaction to issue new debt in connection with the planned refinancing. The interest rate swaps hedged a total of €200.0 million, a portion of the underlying interest rate exposure on the anticipated refinancing. Under the terms of the swaps, the Company paid a weighted-average fixed rate of interest of 4.1% and received variable interest based on six-month EURIBOR. The Company terminated the swaps on September 28, 2006, which was the date the interest rate for the Euro Debt was determined. As a result, the Company made a payment of approximately €3.5 million ($4.4 million) in settlement of the swaps. An amount of $0.2 million was recognized as a loss in Fiscal 2007 due to the partial ineffectiveness of the cash flow hedge as a result of the forecasted transaction closing on October 5, 2006 instead of November 22, 2006 (the maturity date of the 1999 Euro Debt). The remaining loss of $4.2 million was deferred as a component of comprehensive income within stockholders’ equity and is being recognized in earnings as an adjustment to interest expense over the seven-year term of the Euro Debt.

16.	Commitments and Contingencies

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

Operating Leases

The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Substantially all factory and full-price retail store leases provide for contingent rentals based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company’s leases generally contain renewal options, rent escalation clauses and landlord incentives. Rent expense, net of sublease income which was not significant, was approximately $237 million in Fiscal 2009, $208 million in Fiscal 2008 and $172 million in Fiscal 2007. Such amounts include contingent rental charges of approximately $16 million for Fiscal 2009, $14 million for Fiscal 2008 and $12 million for Fiscal 2007. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to the leased real estate properties.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 28, 2009, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Annual Minimum
Operating Lease
Payments(a)
(millions)

Fiscal 2010	$179.9
Fiscal 2011	167.6
Fiscal 2012	159.2
Fiscal 2013	151.9
Fiscal 2014	143.0
Fiscal 2015 and thereafter	831.0

Total	$1,632.6

(a)	Net of sublease income, which is not significant in any period.

Capital Leases

Assets under capital leases amounted to approximately $38 million at the end of both Fiscal 2009 and Fiscal 2008. Such assets are classified within property and equipment in the consolidated balance sheets. As of March 28, 2009, future minimum rental payments under noncancelable capital leases with lease terms in excess of one year were as follows:

Annual Minimum
Capital Lease
Payments(a)
(millions)

Fiscal 2010	$8.3
Fiscal 2011	9.1
Fiscal 2012	9.0
Fiscal 2013	9.0
Fiscal 2014	9.0
Fiscal 2015 and thereafter	47.3

Total	$91.7

(a)	Net of sublease income, which is not significant in any period.

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

Other Commitments

Other off-balance sheet firm commitments, which include inventory purchase commitments, outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $600 million as of March 28, 2009. In addition, as discussed in Note 5, the Company has entered into an agreement to assume direct control of its Polo-branded licensed apparel business in Southeast Asia effective January 1, 2010 in exchange for a

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash payment of $20 million and certain other consideration. The transaction is subject to certain customary closing conditions.

Litigation

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The terms of the final settlement remain subject to court approval. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against us and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for the breach of contract claims, and denied Wathne’s motion for a preliminary injunction. We believe this lawsuit to be without merit, and moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. A hearing on these motions occurred on November 1, 2007. The judge presiding in this case provided a written ruling on the summary judgment motion on April 11, 2008. The Court granted Polo’s summary judgment motion to dismiss in large measure, and denied Wathne’s cross-motion. Wathne appealed the dismissal of its claims and a hearing in connection with this appeal was held before the Appellate Division of the Supreme Court on May 19, 2009. A ruling from the Appellate Division with respect to this appeal is not expected for several months. A trial date has not yet been established in connection with this matter. We intend to continue to contest the remaining claims in this lawsuit vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

California Labor Law Litigation

On March 2, 2006, a former employee at our Club Monaco store in Los Angeles, California filed a lawsuit against the Company in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiff purported to represent a class of Club Monaco store employees who allegedly were injured by being improperly classified as exempt employees and thereby did not receive compensation for overtime and did not receive meal and rest breaks. The complaint sought an unspecified amount of compensatory damages,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disgorgement of profits, attorneys’ fees and injunctive relief. On August 21, 2007, eleven former and then current employees of the Company’s Club Monaco stores in California filed a lawsuit in Los Angeles Superior Court alleging similar claims as the Club Monaco action in San Francisco. The complaint sought an unspecified amount of compensatory damages, attorneys’ fees and punitive damages. The parties to these two Club Monaco litigations agreed to retain a mediator in an effort to resolve both matters and agreed to settle all claims involving both litigations at an aggregate cost of $1.2 million. The terms of the settlement were recently approved by both the Los Angeles and San Francisco courts.

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

Club Monaco International Licensing Litigation

On May 15, 2009, the Company’s subsidiary, Club Monaco Corp., commenced an action in the Supreme Court of the State of New York, New York County, against LCJG Distribution Co., Ltd. (“LCJG”) and Lane Crawford Joyce Group Limited (“Lane Crawford”). LCJG is a Club Monaco Corp. licensee in Asia pursuant to a Club Monaco Store License Agreement, dated as of February 28, 2005 (as amended, the “License Agreement”). Lane Crawford is the guarantor of LCJG’s obligations under the License Agreement, pursuant to a Guaranty, dated as of February 28, 2005, which was executed by Lane Crawford (the “Guaranty”). The License Agreement requires that LCJG pay royalties and other payments to Club Monaco Corp. for the use by LCJG of the Club Monaco brand in connection with the operation of various Club Monaco stores in Asia. Club Monaco Corp.’s Complaint alleges that LCJG and Lane Crawford have breached the License Agreement and Guaranty by, among other things, failing to pay Club Monaco certain royalties and other payments which both LCJG and Lane Crawford are responsible for under the License Agreement and Guaranty. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity, financial position or results of operations.

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

17.	Stockholders’ Equity

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

Common Stock Repurchase Program

In May 2008, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. In Fiscal 2009, 1.8 million shares of Class A common stock were repurchased by the Company at a cost of $126.2 million under its repurchase program. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. The remaining availability under the common stock repurchase program was approximately $266 million as of March 28, 2009.

In addition, in Fiscal 2009, 0.3 million shares of Class A common stock at a cost of $19.6 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended and restated.

In Fiscal 2008, share repurchases amounted to 6.1 million shares of Class A common stock at a cost of $476.4 million, including $24.0 million (0.4 million shares) that was traded prior to the end of the fiscal year for which settlement occurred in April 2008. In addition, in Fiscal 2008, 0.3 million shares of Class A common stock at a cost of $23.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended and restated.

In Fiscal 2007, the Company repurchased 3.5 million shares of Class A common stock at a cost of $231.3 million.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend of $0.05 per share, or $0.20 per share on an annual basis, on its common stock. Dividends paid amounted to $19.9 million in Fiscal 2009, $20.5 million in Fiscal 2008 and $20.9 million in Fiscal 2007.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Accumulated Other Comprehensive Income

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in stockholders’ equity:

				Net
	Foreign	Net Unrealized	Net Unrealized	Unrealized	Total
	Currency	Gains (Losses)	Gains (Losses)	Gains	Accumulated
	Translation	on Derivative	on Available-	(Losses) on	Other
	Gains	Financial	for-Sale	Defined	Comprehensive
	(Losses)	Instruments(a)	Investments	Benefit Plans	Income (Loss)
	(millions)

Balance at April 1, 2006	$61.0	$(45.5)	$—	$—	$15.5
Fiscal 2007 pretax activity(b)	53.1	(34.8)	—	—	18.3
Fiscal 2007 tax benefit (provision)(b)	1.2	5.5	—	—	6.7

Balance at March 31, 2007	115.3	(74.8)	—	—	40.5
Fiscal 2008 pretax activity(c)	144.7	(90.8)	(0.4)	(0.2)	53.3
Fiscal 2008 tax benefit (provision)(c)	(8.9)	27.5	0.2	—	18.8

Balance at March 29, 2008	251.1	(138.1)	(0.2)	(0.2)	112.6
Fiscal 2009 pretax activity(d)	(75.5)	112.1	0.4	(0.6)	36.4
Fiscal 2009 tax benefit (provision)(d)	5.8	(28.0)	(0.1)	0.1	(22.2)

Balance at March 28, 2009	$181.4	$(54.0)	$0.1	$(0.7)	$126.8

(a)	Includes deferred gains and losses on hedging instruments, such as foreign currency exchange contracts designated as cash flow hedges and changes in the fair value of the Company’s Euro-denominated debt designated as a hedge of changes in the fair value of the Company’s net investment in certain of its European subsidiaries.

(b)	Includes a net reclassification adjustment of $3.1 million (net of $0.5 million tax effect) for realized derivative financial instrument gains in the current period that were included as an unrealized gain in comprehensive income in a prior period.

(c)	Includes a net reclassification adjustment of $6.6 million (net of $1.2 million tax effect) for realized derivative financial instrument losses in the current period that were included as an unrealized loss in comprehensive income in a prior period.

(d)	Includes a net reclassification adjustment of $20.3 million (net of $1.1 million tax effect) for realized derivative financial instrument losses in the current period that were included as an unrealized loss in comprehensive income in a prior period.

19.	Stock-Based Compensation

Long-term Stock Incentive Plan

The Company’s 1997 Long-Term Stock Incentive Plan, as amended and restated (the “1997 Plan”), authorizes the grant of awards to participants with respect to a maximum of 26.0 million shares of the Company’s Class A common stock; however, there are limits as to the number of shares available for certain awards and to any one participant. Equity awards that may be made under the 1997 Plan include (a) stock options, (b) restricted stock and (c) restricted stock units (“RSUs”). The Company also granted awards under the 1997 Non-Employee Director Option Plan prior to that plan’s expiration on December 31, 2006. No future awards will be made under the 1997 Non-Employee Director Option Plan.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact on Results

A summary of the total compensation expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions)

Compensation expense	$(49.7)	$(70.7)	$(43.6)

Income tax benefit	$18.5	$20.2	$17.5

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to fair market value at the date of grant. Generally, the options become exercisable ratably (a graded-vesting schedule), over a three-year vesting period. Stock options generally expire seven years from the date of grant. The Company recognizes compensation expense for share-based awards that have graded vesting and no performance conditions on an accelerated basis. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions as follows:

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

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	March 28,		March 29,		March 31,
	2009		2008		2007

Expected term (years)	4.3		4.8		4.5
Expected volatility	32.1%		29.9%		33.2%
Expected dividend yield	0.29%		0.26%		0.39%
Risk-free interest rate	3.0%		4.6%		4.9%
Weighted-average option grant date fair value	$17.2	7	$32.6	5	$19.4	0

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity under all plans during Fiscal 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
	(thousands)		(years)	(millions)

Options outstanding at March 29, 2008	6,011	$39.93	5.3	$132.8
Granted	861	57.52
Exercised	(1,048)	27.64
Cancelled/Forfeited	(126)	66.84

Options outstanding at March 28, 2009	5,698	$44.22	4.8	$50.0

Options vested and expected to vest at March 28, 2009(b)	5,611	$43.97	4.8	$50.0
Options exercisable at March 28, 2009	4,246	$36.22	4.4	$49.9

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

Additional information pertaining to the Company’s stock option plans is as follows:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions)

Aggregate intrinsic value of stock options exercised(a)	$33.2	$67.0	$88.7
Cash received from the exercise of stock options	29.0	40.1	51.4
Tax benefits realized on exercise	12.1	34.4	33.2

(a)	The intrinsic value is the amount by which the average market price during the period exceeded the exercise price of the stock option exercised.

As of March 28, 2009, there was $11.3 million of total unrecognized compensation expense related to nonvested stock options granted, expected to be recognized over a weighted-average period of 1.4 years.

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

A summary of the restricted stock and restricted stock unit activity during Fiscal 2009 is as follows:

	Restricted		Service-based		Performance-based
	Stock		RSUs		RSUs
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(thousands)		(thousands)		(thousands)

Nonvested at March 29, 2008	34	$42.60	667	$47.55	1,354	$65.41
Granted	7	59.22	178	64.12	533	57.48
Vested	(17)	40.86	(186)	29.33	(616)	52.62
Cancelled	(1)	68.14	—	—	(103)	61.68

Nonvested at March 28, 2009	23	$47.58	659	$57.15	1,168	$71.67

	Restricted	Service-based	Performance-based
	Stock	RSUs	RSUs

Total unrecognized compensation at March 28, 2009 (millions)	$0.5	$10.7	$31.4
Weighted-average years expected to be recognized over (years)	0.8	2.5	1.4

Additional information pertaining to the restricted stock and restricted stock unit activity is as follows:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007

Restricted Stock
Weighted-average grant date fair value of awards granted	$59.22	$87.85	$—
Total fair value of awards vested (millions)	1.1	7.1	4.2
Service-based RSUs
Weighted-average grant date fair value of awards granted	$64.12	$100.56	$55.43
Total fair value of awards vested (millions)	10.2	4.8	—
Performance-based RSUs
Weighted-average grant date fair value of awards granted	$57.48	$86.98	$55.17
Total fair value of awards vested (millions)	40.8	43.4	3.4

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Employee Benefit Plans

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

Under the terms of the plans, a participant is 100% vested in Company matching and discretionary contributions after five years of credited service. Contributions made by the Company under these plans approximated $6 million in both Fiscal 2009 and Fiscal 2008, and $4 million in Fiscal 2007.

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

In August 2008, the Company amended its non-qualified supplemental retirement plan. The amendments included a suspension of the annual contributions for substantially all plan participants effective for Fiscal 2009. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount during the first quarter of Fiscal 2010 or remain in the plan and receive future distributions of benefits vested over a 5-year period.

The amount accrued under this plan was $29 million as of March 28, 2009, comprised of $18 million classified within accrued expenses and other and $11 million classified within other non-current liabilities in the consolidated balance sheets. An amount of $29 million was accrued under this plan as of March 29, 2008 and was classified within other non-current liabilities in the consolidated balance sheet. Total compensation expense recognized related to these benefits was $2 million, $4 million and $3 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Deferred Compensation Plans

The Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were approximately $2 million as of both March 28, 2009 and March 29, 2008, and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense related to these compensation arrangements was $0.3 million in each of the three fiscal years presented. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are classified within other assets in the consolidated balance sheets.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

International Defined Benefit Plans

The Company sponsors certain single-employer defined benefit plans and participates in a multi-employer defined benefit plan at international locations, which are not considered to be material individually or in the aggregate. Pension benefits under these plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans were net liabilities of $7.3 million and $6.6 million as of March 28, 2009 and March 29, 2008, respectively, primarily recorded within other non-current liabilities in the Company’s consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $26.9 million and aggregate fair values of plan assets of $22.9 million as of March 28, 2009, compared to projected benefit obligations of $21.3 million and fair values of plan assets of $18.8 million as of March 29, 2008. Pension expense for these plans, recorded within SG&A expenses in the Company’s consolidated statements of operations, was $4.0 million in Fiscal 2009, $3.6 million in Fiscal 2008 and $2.2 million in Fiscal 2007.

On March 31, 2009, the Company withdrew from the remaining multi-employer defined benefit plan assumed in the Japanese Business Acquisitions. A related withdrawal liability of approximately $4 million is classified within other non-current liabilities in the Company’s consolidated balance sheets as of March 28, 2009 and March 29, 2008. Total contributions to the multi-employer plan were $0.6 million and $0.5 million in Fiscal 2009 and Fiscal 2008, respectively. The Company did not participate in any multi-employer defined benefit plans in Fiscal 2007.

On April 1, 2009, the Company integrated all of its Japanese single-employer defined benefit plans into one defined contribution and cash balance plan (the “Integrated Japan Pension Plan”). The opening balance of the projected benefit obligation for the Integrated Japan Pension Plan was approximately $6.0 million. As a result of this integration, certain of the Company’s pre-existing Japanese single-employer defined benefit plans were settled. The Company expects to record a related settlement charge of approximately $0.4 million in the consolidated statement of operations during the first quarter of Fiscal 2010.

21.	Segment Information

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

Net revenues and operating income for each segment are as follows:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions)

Net revenues:
Wholesale	$2,887.2	$2,758.1	$2,315.9
Retail	1,936.5	1,912.6	1,743.2
Licensing	195.2	209.4	236.3

Total net revenues	$5,018.9	$4,880.1	$4,295.4

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions)

Operating income:
Wholesale(a)	$613.3	$565.4	$477.8
Retail(a)	108.2	204.2	224.2
Licensing	103.6	96.7	141.6

	825.1	866.3	843.6
Less:
Unallocated corporate expenses(a)	(206.5)	(217.0)	(183.4)
Unallocated legal and restructuring charges(b)	(23.1)	4.1	(7.6)

Total operating income	$595.5	$653.4	$652.6

(a)	Fiscal 2009 and Fiscal 2008 included certain asset impairment charges. Fiscal 2009 included asset impairment charges of $55.4 million, of which $52.0 million related to the write-down of certain Retail store assets, and $2.8 million in the Wholesale segment and $0.6 million in the Corporate office related to the write-down of certain capitalized software costs. Fiscal 2008 included asset impairment charges of $5.0 million related to the write-down of certain Retail store assets (see Note 11 for further discussion).

(b)	Fiscal 2009 included certain unallocated restructuring charges and legal-related activity. Restructuring charges for Fiscal 2009 consisted of $23.6 million, of which $12.7 million related to the Retail segment, $7.3 million related to the Wholesale segment and $3.6 million related to Corporate operations. Fiscal 2007 restructuring charges of $4.6 million primarily related to the Retail segment (see Note 12 for further discussion). Legal-related activity related to the Company’s Credit Card Matter (see Note 16 for further discussion) and consisted of the reversal of excess reserves in the amounts of $0.5 million for Fiscal 2009 and $4.1 million for Fiscal 2008, as well as legal charges of $3.0 million for Fiscal 2007 .

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions)

Depreciation and amortization:
Wholesale	$55.5	$63.9	$47.0
Retail	80.7	73.4	59.0
Licensing	2.4	19.7	4.4
Unallocated corporate expenses	45.8	44.3	34.3

Total depreciation and amortization	$184.4	$201.3	$144.7

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions)

Capital expenditures:
Wholesale	$35.5	$46.0	$44.6
Retail	110.8	116.1	83.1
Licensing	1.1	2.4	3.0
Corporate	37.6	52.6	53.3

Total capital expenditures	$185.0	$217.1	$184.0

Total assets for each segment are as follows:

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008
	(millions)

Total assets:
Wholesale	$2,731.5	$2,434.2
Retail	968.8	1,084.9
Licensing	207.9	216.4
Corporate	448.3	630.0

Total assets	$4,356.5	$4,365.5

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions)

Net revenues:
United States and Canada	$3,589.3	$3,653.1	$3,452.2
Europe	1,028.4	944.7	767.9
Japan	392.6	272.4	64.6
Other regions	8.6	9.9	10.7

Total net revenues	$5,018.9	$4,880.1	$4,295.4

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008
	(millions)

Long-lived assets:
United States and Canada	$452.8	$517.1
Europe	132.7	131.1
Japan	60.9	57.3
Other regions	5.2	4.4

Total long-lived assets	$651.6	$709.9

22.	Related Party Transactions

In the ordinary course of conducting its business, the Company periodically enters into transactions with other entities or people that are considered related parties.

In connection with the launch of the RL Watch Company business, the Company will begin to receive royalty payments pursuant to a related licensing agreement that allows the RL Watch Company to sell luxury watches and fine jewelry throughout the world using certain of the Company’s trademarks. The Company has a 50% interest in the RL Watch Company, which is accounted for under the equity method of accounting. See Note 3 for further discussion of the Company’s investment in the RL Watch Company.

Prior to the Japanese Business Acquisitions that occurred in May 2007, the Company received royalty payments pursuant to a licensing agreement with Impact 21 that allowed Impact 21 to sell high quality apparel and related merchandise in Japan using certain of the Company’s trademarks. The Company had an approximately 20% interest in Impact 21, which was accounted for under the equity method of accounting. Royalty payments received under this arrangement were approximately $34 million in Fiscal 2007. See Note 5 for further discussion of the Company’s Japanese Business Acquisitions.

In addition, Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, sometimes used the services of certain employees of the Company for non-Company related purposes in Fiscal 2008 and Fiscal 2007. Mr. Lauren reimbursed the Company for the direct expenses incurred in connection with those services, including an allocation of such employees’ salaries and benefits. Such aggregate costs and related reimbursements were less than $1 million in both Fiscal 2008 and Fiscal 2007. No related services were provided by the Company to Mr. Lauren in Fiscal 2009.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Additional Financial Information

Cash Interest and Taxes

	Fiscal Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007
	(millions)

Cash paid for interest	$25.1	$22.9	$20.9

Cash paid for income taxes	$165.0	$248.8	$244.6

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $13.0 million for Fiscal 2009 and $39.8 million for Fiscal 2008. Significant non-cash investing activities also included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Childrenswear and Golf Acquisition in Fiscal 2009, the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition in Fiscal 2008, and the RL Media Minority Interest Acquisition in Fiscal 2007. See Note 5 for further discussion of the Company’s acquisitions.

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

Licensing-related Transactions

Eyewear Licensing Agreement

In February 2006, the Company announced that it had entered into a ten-year exclusive licensing agreement with Luxottica Group, S.p.A. and affiliates for the design, production, sale and distribution of prescription frames and sunglasses under the Polo Ralph Lauren brand (the “Eyewear Licensing Agreement”).

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

These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2009 and by Deloitte & Touche LLP in Fiscal 2008 and Fiscal 2007, both of which are independent registered public accounting firms. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.

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

May 26, 2009

/S/ RALPH LAUREN	/S/ TRACEY T. TRAVIS

Ralph Lauren	Tracey T. Travis
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation

We have audited the accompanying consolidated balance sheet of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) as of March 28, 2009, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 28, 2009, and the consolidated results of its operations and its cash flows for the fiscal year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 28, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
May 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation
New York, New York

We have audited the accompanying consolidated balance sheet of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) as of March 29, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended March 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 29, 2008, and the results of its operations and its cash flows for each of the two fiscal years in the period ended March 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the notes to consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, effective April 1, 2007. Also, as discussed in Note 4 to the notes to consolidated financial statements, the Company elected application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, effective April 2, 2006.

/s/  DELOITTE & TOUCHE LLP

New York, New York
May 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation

We have audited Polo Ralph Lauren Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of March 28, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year then ended and our report dated May 26, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
May 26, 2009

POLO RALPH LAUREN CORPORATION

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended March 28, 2009 as well as the consolidated balance sheet data as of March 28, 2009 and March 29, 2008 have been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for each of the two fiscal years in the period ended April 1, 2006 and the consolidated balance sheet data at March 31, 2007, April 1, 2006 and April 2, 2005 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

The selected financial information for the fiscal year ended March 28, 2009 reflects the Japanese Childrenswear and Golf Acquisition effective in August 2008. The selected financial information for the fiscal year ended March 29, 2008 reflects the acquisition of the Small Leathergoods Business effective in April 2007, the Japanese Business Acquisitions effective in May 2007, and the adoption of FIN 48. The selected financial information for the fiscal year ended March 31, 2007 reflects the acquisition of the remaining 50% equity interest of RL Media effective in March 2007 and the adoption of FAS 123R. The selected financial information for the fiscal year ended April 1, 2006 reflects the acquisition of the formerly-licensed Polo Jeans business effective in February 2006 and the acquisition of the formerly-licensed footwear business effective in July 2005. The selected financial information for the fiscal year ended April 2, 2005 reflects the acquisition of the formerly-licensed childrenswear business effective in July 2004.

	Fiscal Years Ended
	March 28,	March 29,	March 31,	April 1,	April 2,
	2009	2008	2007	2006	2005
	(millions, except per share data)

Statement of Operations Data:
Net revenues:
Net sales	$4,823.7	$4,670.7	$4,059.1	$3,501.1	$3,060.7
Licensing revenues	195.2	209.4	236.3	245.2	244.7

Net revenues	5,018.9	4,880.1	4,295.4	3,746.3	3,305.4
Gross profit	2,730.7	2,638.1	2,336.2	2,022.4	1,684.5
Depreciation and amortization expense	(184.4)	(201.3)	(144.7)	(127.0)	(102.1)
Impairments of assets	(55.4)	(5.0)	—	(10.8)	(1.5)
Restructuring charges	(23.6)	—	(4.6)	(9.0)	(2.3)
Operating income(a)	595.5	653.4	652.6	516.6	299.7
Interest income/(expense), net	(4.6)	(1.0)	4.5	1.2	(6.4)
Net income	$406.0	$419.8	$400.9	$308.0	$190.4
Net income per common share:
Basic	$4.09	$4.10	$3.84	$2.96	$1.88
Diluted	$4.01	$3.99	$3.73	$2.87	$1.83
Average common shares:
Basic	99.2	102.3	104.4	104.2	101.5
Diluted	101.3	105.2	107.6	107.2	104.1
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20

(a)	Operating income included reversals of excess reserves related to credit card matters in the amounts of $0.5 million in Fiscal 2009 and approximately $4 million in Fiscal 2008; and litigation and credit card contingency-related charges of approximately $3 million in Fiscal 2007, $7 million in Fiscal 2006 and $106 million in Fiscal 2005.

POLO RALPH LAUREN CORPORATION SELECTED FINANCIAL INFORMATION — (Continued)

	Fiscal Years Ended
	March 28,	March 29,	March 31,	April 1,	April 2,
	2009	2008	2007	2006	2005
	(millions)

Balance Sheet Data:
Cash and cash equivalents	$481.2	$551.5	$563.9	$285.7	$350.5
Short-term investments	338.7	74.3	—	—	—
Working capital	1,382.6	984.9	1,045.6	535.0	791.4
Total assets	4,356.5	4,365.5	3,758.0	3,088.7	2,726.7
Total debt (including current maturities of debt)	406.4	679.2	398.8	280.4	291.0
Stockholders’ equity	2,735.1	2,389.7	2,334.9	2,049.6	1,675.7

POLO RALPH LAUREN CORPORATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended
	June 28,	September 27,	December 27,	March 28,
Fiscal 2009	2008	2008	2008	2009(a)
	(millions, except per share data)

Net revenues	$1,113.6	$1,428.9	$1,252.0	$1,224.4
Gross profit	638.4	788.2	669.7	634.4
Net income	95.2	161.0	105.3	44.5
Net income per common share:(b)
Basic	$0.96	$1.62	$1.07	$0.45
Diluted	$0.93	$1.58	$1.05	$0.44
Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	Quarterly Periods Ended
	June 30,	September 29,	December 29,	March 29,
Fiscal 2008	2007	2007	2007	2008
	(millions, except per share data)

Net revenues	$1,070.3	$1,299.1	$1,269.8	$1,240.9
Gross profit	592.0	695.2	676.5	674.4
Net income	88.3	115.3	112.7	103.5
Net income per common share:(b)
Basic	$0.85	$1.12	$1.11	$1.03
Diluted	$0.82	$1.09	$1.08	$1.00
Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

(a)	Net income and net income per common share for the fourth quarter of Fiscal 2009 have been affected by approximately $69 million of pretax charges related to asset impairments and restructurings.

(b)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period.