Form 10-Q
period 2009-06-27
POLO RALPH LAUREN CORP
filed 2009-08-06
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At July 31, 2009, 56,813,945 shares of the registrant’s Class A common stock, $.01 par value, and 42,880,021 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 27,	March 28,
	2009	2009
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$620.8	$481.2
Short-term investments	467.9	338.7
Accounts receivable, net of allowances of $172.5 million and $190.9 million	250.3	474.9
Inventories	612.4	525.1
Deferred tax assets	117.5	101.8
Prepaid expenses and other	137.2	135.0

Total current assets	2,206.1	2,056.7
Property and equipment, net	631.7	651.6
Deferred tax assets	97.8	102.8
Goodwill	976.8	966.4
Intangible assets, net	345.7	348.9
Other assets	242.7	230.1

Total assets	$4,500.8	$4,356.5

LIABILITIES AND STOCKHOLDERS ’ EQUITY
Current liabilities:
Accounts payable	$166.8	$165.9
Income tax payable	58.2	35.9
Accrued expenses and other	537.2	472.3
Current portion of debt	125.3	—

Total current liabilities	887.5	674.1
Long-term debt	292.5	406.4
Non-current liability for unrecognized tax benefits	126.5	154.8
Other non-current liabilities	363.3	386.1

Commitments and contingencies (Note 13)
Total liabilities	1,669.8	1,621.4

Stockholders’ equity:
Class A common stock, par value $.01 per share; 73.4 million and 72.3 million shares issued; 56.7 million and 55.9 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 43.0 million and 43.3 million shares issued; 43.0 million and 43.3 million shares outstanding	0.4	0.4
Additional paid-in-capital	1,128.5	1,108.4
Retained earnings	2,537.3	2,465.5
Treasury stock, Class A, at cost (16.7 million and 16.4 million shares)	(980.7)	(966.7)
Accumulated other comprehensive income (loss)	144.8	126.8

Total stockholders’ equity	2,831.0	2,735.1

Total liabilities and stockholders’ equity	$4,500.8	$4,356.5

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions, except per share data)
	(unaudited)

Net sales	$982.5	$1,066.9
Licensing revenue	41.2	46.7

Net revenues	1,023.7	1,113.6
Cost of goods sold(a)	(422.5)	(475.2)

Gross profit	601.2	638.4

Other costs and expenses:
Selling, general and administrative expenses(a)	(478.9)	(486.5)
Amortization of intangible assets	(5.2)	(4.9)
Restructuring charges	(0.4)	(0.4)

Total other costs and expenses	(484.5)	(491.8)

Operating income	116.7	146.6
Foreign currency gains (losses)	0.9	0.1
Interest expense	(6.6)	(7.0)
Interest and other income, net	2.8	7.2
Equity in income (loss) of equity-method investees	0.3	(0.7)

Income before provision for income taxes	114.1	146.2
Provision for income taxes	(37.3)	(51.0)

Net income	$76.8	$95.2

Net income per common share:
Basic	$0.77	$0.96

Diluted	$0.76	$0.93

Weighted average common shares outstanding:
Basic	99.2	99.5

Diluted	101.5	102.1

Dividends declared per share	$0.05	$0.05

(a)Includes total depreciation expense of:	$(39.1)	$(41.2)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$76.8	$95.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44.3	46.1
Deferred income tax expense (benefit )	(4.7)	(4.0)
Equity in loss (income) of equity-method investees, net of dividends received	(0.3)	0.7
Non-cash stock-based compensation expense	12.6	10.3
Non-cash provision for bad debt expense	0.5	0.4
Non-cash foreign currency (gains) losses	0.1	(1.4)
Changes in operating assets and liabilities:
Accounts receivable	224.8	197.2
Inventories	(82.0)	(53.6)
Accounts payable and accrued liabilities	17.4	75.8
Deferred income liabilities	(3.6)	(1.0)
Other balance sheet changes	6.4	31.0

Net cash provided by operating activities	292.3	396.7

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(1.7)	(10.6)
Purchases of investments	(350.2)	(83.0)
Proceeds from sales and maturities of investments	223.2	10.0
Capital expenditures	(17.8)	(56.1)
Change in restricted cash deposits	5.7	(5.4)

Net cash used in investing activities	(140.8)	(145.1)

Cash flows from financing activities:
Repayment of debt	—	(196.8)
Payments of capital lease obligations	(1.2)	(1.3)
Payments of dividends	(5.0)	(5.0)
Repurchases of common stock, including shares surrendered for tax withholdings	(14.0)	(51.0)
Proceeds from exercise of stock options	4.2	7.1
Excess tax benefits from stock-based compensation arrangements	3.3	2.8

Net cash used in financing activities	(12.7)	(244.2)

Effect of exchange rate changes on cash and cash equivalents	0.8	(5.1)

Net increase in cash and cash equivalents	139.6	2.3
Cash and cash equivalents at beginning of period	481.2	551.5

Cash and cash equivalents at end of period	$620.8	$553.8

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

The consolidated balance sheet data as of March 28, 2009 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 28, 2009 (the “Fiscal 2009 10-K”), which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2009 10-K for a complete set of financial statements.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2010 will end on April 3, 2010 and will be a 53-week period (“Fiscal 2010”). Fiscal year 2009 ended on March 28, 2009 and reflected a 52-week period (“Fiscal 2009”). In turn, the first quarter for Fiscal 2010 ended on June 27, 2009 and was a 13-week period. The first quarter for Fiscal 2009 ended on June 28, 2008 and also was a 13-week period.

In April 2009, the Company performed an internal legal entity reorganization of certain of its wholly owned Japan subsidiaries. As a result of the reorganization, the Company’s former Polo Ralph Lauren Japan Corporation and Impact 21 Co., Ltd. subsidiaries were merged into a new wholly owned subsidiary named Polo Ralph Lauren Kabushiki Kaisha (“PRL KK”). The financial position and operating results of the Company’s consolidated PRL KK entity are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month periods ended June 27, 2009 and June 28, 2008 include the operating results of PRL KK for the three-month periods ended May 31, 2009 and May 31, 2008, respectively. The net effect of this reporting lag is not material to the Company’s unaudited interim consolidated financial statements.

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three months ended June 27, 2009 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2010.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)

Basic	99.2	99.5
Dilutive effect of stock options, restricted stock and restricted stock units	2.3	2.6

Diluted shares	101.5	102.1

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Such performance-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 27, 2009 and June 28, 2008, there was an aggregate of approximately 2.5 million and 1.3 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)

Beginning reserve balance	$170.4	$161.1
Amount charged against revenue to increase reserve	87.8	96.0
Amount credited against customer accounts to decrease reserve	(106.6)	(103.9)
Foreign currency translation	1.7	(0.4)

Ending reserve balance	$153.3	$152.8

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

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)

Beginning reserve balance	$20.5	$10.9
Amount charged to expense to increase reserve	0.5	0.4
Amount written off against customer accounts to decrease reserve	(2.0)	(0.3)
Foreign currency translation	0.2	(0.1)

Ending reserve balance	$19.2	$10.9

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Europe and Asia and extends credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has seven key department-store customers that generate significant sales volume. For Fiscal 2009, these customers in the aggregate contributed approximately 50% of all wholesale revenues. Further, as of June 27, 2009, the Company’s seven key department-store customers represented approximately 35% of gross accounts receivable.

Subsequent Events

In accordance with FAS No. 165, “Subsequent Events,” the Company evaluates events and/or transactions that occur after the balance sheet date, but before the issuance of financial statements, for potential recognition or disclosure in its consolidated financial statements. The Company has evaluated all subsequent events through August 6, 2009, the date that the Company’s interim consolidated financial statements were issued.

4.	Recently Issued Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements. The Company adopted the provisions of FAS 157 for all of its financial assets and liabilities within scope as of the beginning of Fiscal 2009 (March 30, 2008). In addition, the Company adopted the provisions of FAS 157 for all of its nonfinancial assets and liabilities within scope as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of the provisions of FAS 157 did not have a significant impact on the Company’s consolidated financial statements. See Note 10 for further discussion on the impact of adoption on the Company’s consolidated financial statements.

Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued FAS No. 141R, “Business Combinations,” as amended (“FAS 141R”), which replaces FAS No. 141. FAS 141R was issued to create greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes resulting from FAS 141R include the need for the acquirer to record 100% of all assets and liabilities of the acquired business, including goodwill, generally at fair value for all business combinations (whether partial, full or step acquisitions); the need to recognize contingent consideration at fair value on the acquisition date and, for certain arrangements, to recognize changes in fair value in earnings until settlement; and the need for acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. FAS 141R also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The Company adopted the provisions of FAS 141R as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of FAS 141R did not have a significant impact on the Company’s consolidated financial statements, but could impact the accounting for future business combinations.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standards for noncontrolling interests (previously referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of FAS 141R. FAS 160 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the provisions of FAS 160 as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of FAS 160 did not have a significant impact on the Company’s consolidated financial statements, but could impact the accounting for future acquisitions in which the Company does not acquire 100% of an entity, the future deconsolidation of a subsidiary and a future change in the Company’s ownership percentage of a subsidiary.

5.	Acquisitions and Joint Ventures

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

6.	Inventories

Inventories consist of the following:

	June 27,	March 28,	June 28,
	2009	2009	2008
	(millions)

Raw materials	$5.3	$5.4	$9.3
Work-in-process	1.4	1.7	1.8
Finished goods	605.7	518.0	557.0

Total inventory	$612.4	$525.1	$568.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Restructuring

The Company has recorded restructuring liabilities in recent years relating to various cost-savings initiatives, as well as certain of its acquisitions. Through Fiscal 2009, in accordance with then applicable US GAAP, restructuring costs incurred in connection with acquisitions were capitalized as part of the purchase accounting for the transaction. As of the beginning of Fiscal 2010, in accordance with FAS 141R, restructuring costs incurred in connection with acquisitions that are not obligations of the acquiree as of the acquisition date are expensed. Such acquisition-related restructuring costs were not material in any period. Liabilities for costs associated with non-acquisition-related restructuring initiatives are expensed and initially measured at fair value when incurred in accordance with US GAAP. A description of the nature of significant non-acquisition-related restructuring activities and related costs is presented below.

Apart from the restructuring activity related to the Fiscal 2009 Restructuring Plan as defined and discussed below, the Company recognized $0.4 million of restructuring charges during the first quarter of Fiscal 2010 related to employee termination costs. During the first quarter of Fiscal 2009, the Company recognized $0.4 million of restructuring charges primarily related to employee termination costs associated with the transition of certain sourcing and production facilities in Southeast Asia.

Fiscal 2009 Restructuring Plan

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

In connection with the Fiscal 2009 Restructuring Plan, the Company recorded $20.8 million in restructuring charges during the fourth quarter of Fiscal 2009. A summary of the activity in the related liability for the three months ended June 27, 2009 is as follows:

	Severance	Lease
	and Benefits	Termination
	Costs	Costs	Total
	(millions)

Balance at March 28, 2009	$12.6	$4.9	$17.5
Additions charged to expense	—	—	—
Cash payments charged against reserve	(5.2)	(1.2)	(6.4)

Balance at June 27, 2009	$7.4	$3.7	$11.1

Payments related to severance and benefits and lease termination costs are expected to be paid in full primarily by the end of Fiscal 2010.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three months ended June 27, 2009 and June 28, 2008 is presented below:

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)

Unrecognized tax benefits beginning balance	$113.7	$117.5
Additions related to current period tax positions	1.6	1.9
Additions (reductions) charged to foreign currency translation	1.3	(0.2)

Unrecognized tax benefits ending balance	$116.6	$119.2

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three months ended June 27, 2009 and June 28, 2008 is presented below:

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)

Accrued interest and penalties beginning balance	$41.1	$48.0
Additions charged to expense	1.8	2.3
Additions charged to foreign currency translation	0.2	—

Accrued interest and penalties ending balance	$43.1	$50.3

The total amount of unrecognized tax benefits, including interest and penalties, was $159.7 million as of June 27, 2009, and was comprised of $33.2 million included within accrued expenses and other and $126.5 million included within non-current liability for unrecognized tax benefits in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $120.9 million as of June 27, 2009.

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

Euro Debt

As of June 27, 2009, the Company had outstanding approximately €300 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). In July 2009, the Company completed a cash tender offer and repurchased €90.8 million principal amount of Euro Debt (approximately $125 million as of June 27, 2009) at a discounted purchase price of approximately 95%. A net pretax gain of approximately $4 million related to this extinguishment of debt will be recorded in the second quarter of Fiscal 2010. The Company used its cash on hand to fund the debt extinguishment.

The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of June 27, 2009, the carrying value of the Euro Debt was $417.8 million, compared to $406.4 million as of March 28, 2009.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of June 27, 2009, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $12.3 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of June 27, 2009, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of a ¥20.5 billion loan (the “Term Loan”), made to Polo JP Acqui B.V., a wholly owned subsidiary of the Company. The proceeds of the Term Loan were used to finance the Company’s acquisition of certain of its formerly-licensed Japanese businesses. The Company repaid the Term Loan by its maturity date on May 22, 2008 using $196.8 million of the cash on-hand acquired as part of the acquisition.

Refer to Note 14 of the Fiscal 2009 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Financial Instruments

Fair Value Measurements

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Level 2 Measurements
	June 27,	March 28,
	2009	2009
	(millions)

Financial assets carried at fair value:
Derivative financial instruments	$15.7	$27.7
Auction rate securities	2.3	2.3

Total	$18.0	$30.0

Financial liabilities carried at fair value:
Derivative financial instruments	$2.5	$3.4

Total	$2.5	$3.4

Derivative financial instruments are recorded at fair value in the Company’s consolidated balance sheets. To the extent these instruments are designated as cash flow hedges and highly effective at reducing the risk associated with the exposure being hedged, the related unrealized gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income. The Company’s derivative financial instruments are valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. The Company mitigates the impact of counterparty credit risk by entering into contracts with select financial institutions based on credit ratings and other factors, adhering to established limits for credit exposure and continually assessing the creditworthiness of counterparties. Changes in counterparty credit risk are considered in the valuation of derivative financial instruments. The Company’s derivative financial instruments have been classified as Level 2 assets or liabilities as of June 27, 2009.

The Company’s auction rate securities are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets, with unrealized gains and losses deferred in stockholders’ equity as a component of accumulated other comprehensive income (loss). Third-party pricing institutions may

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value auction rate securities at par, which may not necessarily reflect prices that would be obtained in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recently successful traded securities, and the total principal balance of each security. Auction rate securities have been classified as Level 2 assets as of June 27, 2009.

Cash and cash equivalents, short-term investments and accounts receivable are recorded at carrying value, which approximates fair value. Restricted cash is reported at carrying value. The Company’s Euro Debt, which is adjusted for foreign currency fluctuations, is also reported at carrying value.

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to (and recorded at) fair value.

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of June 27, 2009 and March 28, 2009:

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance			Balance
	June 27,	March 28,	Sheet	Fair	Sheet	Fair	Sheet	Fair		Sheet	Fair
Derivative Instrument(a)	2009	2009	Line(b)	Value	Line(b)	Value	Line(b)	Value		Line(b)	Value
			June 27, 2009		March 28, 2009		June 27, 2009			March 28, 2009
	(millions)

Designated Hedges:
FC — Inventory purchases	$317.1	$239.4	(c)	$11.6	PP	$22.5	AE	$(0.7)		AE	$(0.7)
FC — I/C royalty payments	123.8	89.9	(d)	0.7	(e)	3.9	(f)	(1.5)		AE	(1.2)
FC — Interest payments	10.5	17.9	PP	0.1	PP	0.1	—	—		—	—
FC — I/C marketing contributions	11.4	3.0	PP	0.2	—	—	—	—		AE	(0.4)
FC — Operational obligations	—	0.7	—	—	PP	0.1	—	—		—	—
FC — Euro Debt repurchase	123.0	—	PP	1.2	—	—	—	—		—	—
NI — Euro Debt	417.8	406.4	—	—	—	—	LTD	(378.4	)(g)	LTD	(320.0	)(g)

Total Designated Hedges	$1,003.6	$757.3		$13.8		$26.6		$(380.6)			$(322.3)

Undesignated Hedges:
FC — Inventory purchases	$16.9	$16.9	PP	$0.7	PP	$0.5	—	$—		AE	$(0.3)
FC — Interest payments	36.6	—	PP	1.1	—	—	ONCL	(0.2)		—	—
FC — Euro Debt repurchase	6.3	—	—	—	—	—	AE	(0.1)		—	—
FC — Other	3.9	15.5	PP	0.1	PP	0.6	—	—		AE	(0.8)

Total Undesignated Hedges	$63.7	$32.4		$1.9		$1.1		$(0.3)			$(1.1)

Total Hedges	$1,067.3	$789.7		$15.7		$27.7		$(380.9)			$(323.4)

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; NI = Net Investment; Euro Debt = €300 million principal notes due October 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$11.3 million included within PP and $0.3 million included within OA.

(d)	$0.2 million included within PP and $0.5 million included within OA.

(e)	$2.6 million included within PP and $1.3 million included within OA.

(f)	$1.2 million included within AE and $0.3 million included within ONCL.

(g)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $417.8 million as of June 27, 2009 and $406.4 million as of March 28, 2009.

The following tables summarize the impact of the Company’s derivative instruments on its consolidated financial statements for the three months ended June 27, 2009 and June 28, 2008:

	Gains (Losses)		Gains (Losses)
	Recognized in		Reclassified from
	OCI(b)		AOCI(b) to Earnings
	Three Months Ended		Three Months Ended
	June 27,	June 28,	June 27,	June 28,	Location of Gains (Losses)
Derivative Instrument(a)	2009	2008	2009	2008	Reclassified from AOCI to Earnings
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$(10.3)	$1.4	$1.8	$(0.1)	Cost of goods sold
FC — I/C royalty payments	(3.4)	0.6	(0.2)	(0.9)	Foreign currency gains (losses)
FC — Interest payments	—	0.1	1.0	—	Foreign currency gains (losses)
FC — I/C marketing contributions	0.3	—	0.2	—	Foreign currency gains (losses)
FC — Operational obligations	—	(0.7)	—	—	Selling, general and administrative expenses
FC — Euro Debt repurchase	1.2	—	—	—	Foreign currency gains (losses)

	$(12.2)	$1.4	$2.8	$(1.0)

Designated Hedge of Net Investment:
Euro Debt	$(11.4)	$3.1	$—	$—	(c)

Total Designated Hedges	$(23.6)	$4.5	$2.8	$(1.0)

	Gains (Losses)
	Recognized in Earnings
	Three Months Ended
	June 27,	June 28,	Location of Gains (Losses)
Derivative Instrument(a)	2009	2008	Recognized in Earnings
	(millions)

Undesignated Hedges:
FC — Inventory purchases	$0.5	$0.5	Foreign currency gains (losses)
FC — Euro Debt repurchase	(0.1)	—	Foreign currency gains (losses)
FC — Other	(0.1)	(0.1)	Foreign currency gains (losses)

Total Undesignated Hedges	$0.3	$0.4

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = €300 million principal notes due October 2013.

(b)	Accumulated other comprehensive income (“AOCI”), including the respective fiscal year’s other comprehensive income (“OCI”), is classified as a component of total stockholders’ equity.

(c)	To the extent applicable, to be recognized as a gain (loss) on the sale or liquidation of the hedged net investment.

Over the next twelve months, it is expected that approximately $11 million of net gains deferred in accumulated other comprehensive income related to derivative financial instruments outstanding as of June 27, 2009 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal years presented.

The following is a summary of the Company’s risk management strategies and the effect of those strategies on the consolidated financial statements.

Foreign Currency Risk Management

Forward Foreign Currency Exchange Contracts

The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt, other foreign currency-denominated operational obligations including payroll, rent, insurance and benefit payments, and foreign currency-denominated revenues. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Swiss Franc, and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affects earnings consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring in which case the accumulated amount is immediately recognized in earnings. In addition, changes in fair value relating to undesignated foreign currency exchange contracts are immediately recognized in earnings.

During the first quarter of Fiscal 2010, the Company entered into two foreign currency exchange contracts to mitigate the foreign exchange cash flow variability associated with the then forecasted repurchase of a portion of the Company’s outstanding Euro Debt in July 2009. The exchange contracts had an aggregate notional value of $123.0 million and were designated as cash flow hedges. Refer to Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion of the Company’s partial repurchase of its Euro Debt.

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

11.	Stockholders’ Equity

Summary of Changes in Stockholders’ Equity

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)

Balance at beginning of period	$2,735.1	$2,389.7
Comprehensive income:
Net income	76.8	95.2
Foreign currency translation adjustments	33.3	6.9
Net realized and unrealized gains (losses) on derivative financial instruments	(15.7)	4.2
Net unrealized gains on available-for-sale investments	—	0.2
Net unrealized gains on defined benefit plans	0.4	—

Total comprehensive income	94.8	106.5

Cash dividends declared	(5.0)	(5.0)
Repurchases of common stock	(14.0)	(27.0)
Shares issued and equity grants made pursuant to stock compensation plans	20.1	20.2

Balance at end of period	$2,831.0	$2,484.4

Class B Common Stock Conversion

During the three months ended June 27, 2009, Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer, converted 0.3 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. This transaction resulted in a reclassification within stockholders’ equity, and had no net effect on the Company’s unaudited interim consolidated balance sheet for the three months ended June 27, 2009.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program

During the first quarter of Fiscal 2010, there were no shares repurchased by the Company as part of its publicly announced plans or programs. The remaining availability under the Company’s existing common stock repurchase program was approximately $266 million as of June 27, 2009. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the three months ended June 27, 2009, 0.3 million shares of Class A common stock at a cost of $14.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”).

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program of $0.05 per share, or $0.20 per share annually, on its common stock. The first quarter Fiscal 2010 dividend of $0.05 per share was declared on June 16, 2009, payable to shareholders of record at the close of business on June 26, 2009, and paid on July 10, 2009. Dividends paid amounted to $5.0 million during each of the three-month periods ended June 27, 2009 and June 28, 2008.

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

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)

Compensation expense	$(12.6)	$(10.3)

Income tax benefit	$4.7	$4.0

The Company issues its annual grant of stock-based compensation awards in the second quarter of its fiscal year. Due to the timing of the annual grant, stock-based compensation cost recognized during the three months ended June 27, 2009 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2010.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity under all plans during the three months ended June 27, 2009 is as follows:

Number of
Shares
(thousands)

Options outstanding at March 28, 2009	5,698
Granted	32
Exercised	(182)
Cancelled/Forfeited	(53)

Options outstanding at June 27, 2009	5,495

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

Generally, restricted stock grants vest over a five-year period of time, subject to the executive’s continuing employment. Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based RSUs generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs generally vest (a) upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals either (i) in each year of the three-year vesting period for grants made prior to Fiscal 2008 or (ii) solely in the initial year of the three-year vesting period for grants made during and after Fiscal 2008.

A summary of the restricted stock and RSU activity during the three months ended June 27, 2009 is as follows:

		Service-	Performance-
	Restricted Stock	based RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
	(thousands)

Nonvested at March 28, 2009	23	659	1,168
Granted	9	—	75
Vested	(3)	(100)	(578)
Cancelled	(2)	—	(12)

Nonvested at June 27, 2009	27	559	653

13.	Commitments and Contingencies

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The court granted preliminary approval of the settlement terms on July 17, 2009. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the court granted Polo’s summary judgment motion to dismiss in large measure, and denied Wathne’s cross-motion. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which affirmed the lower court’s ruling in all respects other than its dismissal of a single breach of contract claim related to Polo’s “Collection” line, which the Appellate Division reinstated. Discovery on the remaining breach of contract claims is ongoing and a trial date has not yet been set. We intend to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

California Labor Law Litigation

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave stores and being falsely imprisoned while waiting to leave stores. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We have filed a cross-claim against one of the plaintiffs for his role in allegedly assisting a former employee to misappropriate Company property. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Club Monaco International Licensing Litigation

On May 15, 2009, the Company’s subsidiary, Club Monaco Corp., commenced an action in the Supreme Court of the State of New York, New York County, against LCJG Distribution Co., Ltd. (“LCJG”) and Lane Crawford Joyce Group Limited (“Lane Crawford”). LCJG is a Club Monaco Corp. licensee in Asia pursuant to a Club Monaco Store License Agreement, dated as of February 28, 2005 (as amended, the “License Agreement”). Lane Crawford is the guarantor of LCJG’s obligations under the License Agreement, pursuant to a Guaranty, dated as of February 28, 2005, which was executed by Lane Crawford (the “Guaranty”). The License Agreement requires that LCJG pay royalties and other payments to Club Monaco Corp. for the use by LCJG of the Club Monaco brand in connection with the operation of various Club Monaco stores in Asia. Club Monaco Corp.’s Complaint alleged that LCJG and Lane Crawford had breached the License Agreement and Guaranty by, among other things, failing to pay Club Monaco certain royalties and other payments which both LCJG and Lane Crawford are responsible for under the License Agreement and Guaranty. Club Monaco Corp., LCJG and Lane Crawford resolved their differences by signing an amendment to the License Agreement, dated as of June 4, 2009, pursuant to which, among other things, LCJG agreed to make certain royalty and other payments to Club Monaco Corp. As a result of the execution of this amendment, Club Monaco Corp. withdrew the Complaint that it had filed against LCJG and Lane Crawford and the action against such parties was dismissed.

Other Matters

We are otherwise involved from time to time in legal claims and proceedings involving credit card fraud, trademark and intellectual property, licensing, employee relations and other matters associated with or incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

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

The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2009 10-K. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and operating income for each segment are as follows:

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)

Net revenues:
Wholesale	$519.5	$574.5
Retail	463.0	492.4
Licensing	41.2	46.7

Total net revenues	$1,023.7	$1,113.6

Operating income:
Wholesale	$75.9	$107.4
Retail	69.7	67.1
Licensing	25.7	24.2

	171.3	198.7
Less:
Unallocated corporate expenses	(54.2)	(51.7)
Unallocated restructuring charges(a)	(0.4)	(0.4)

Total operating income	$116.7	$146.6

(a)	Restructuring charges for the three-month periods ended June 27, 2009 and June 28, 2008 primarily related to the Wholesale segment.

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)

Depreciation and amortization:
Wholesale	$13.5	$13.9
Retail	19.0	20.2
Licensing	0.5	0.8
Unallocated corporate expenses	11.3	11.2

Total depreciation and amortization	$44.3	$46.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended
	June 27,	June 28,
	2009	2008
	(millions)

Cash paid for interest	$0.9	$1.6

Cash paid for income taxes	$18.4	$13.6

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $9.5 million for the three months ended June 27, 2009 and $10.1 million for the three months ended June 28, 2008.

Significant non-cash financing activities during the three months ended June 27, 2009 included the conversion of 0.3 million shares of Class B common stock into an equal number of shares of Class A common stock, as described further in Note 11.

There were no other significant non-cash investing or financing activities for the three months ended June 27, 2009 or June 28, 2008.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 (the “Fiscal 2009 10-K”). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2010 will end on April 3, 2010 and will be a 53-week period (“Fiscal 2010”). Fiscal year 2009 ended on March 28, 2009 and reflected a 52-week period (“Fiscal 2009”). In turn, the first quarter for Fiscal 2010 ended on June 27, 2009 and was a 13-week period. The first quarter for Fiscal 2009 ended on June 28, 2008 and also was a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month period ended June 27, 2009. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month periods ended June 27, 2009 and June 28, 2008.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the three-month periods ended June 27, 2009 and June 28, 2008, as well as a discussion of our financial condition and liquidity as of June 27, 2009 as compared to the end of Fiscal 2009. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in our financial condition and contractual obligations since the end of Fiscal 2009.

•	Market risk management. This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2009.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2009. Significant changes include those considered to be important to our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2009 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

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

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, our operating results and cash flows for the three months ended June 27, 2009 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2010.

Summary of Financial Performance

Global Economic Developments

As discussed in our Fiscal 2009 10-K, the state of the global economy has continued to negatively impact to a significant degree the level of consumer spending for discretionary items over the course of the past year. This has affected our business as it is highly dependent on consumer demand for our products. Particularly, beginning in October 2008, our Retail segment began to experience sharp declines in comparable store sales, as did many of our traditional wholesale customers. To realign our cost base with lower sales trends, the Company initiated a restructuring plan during the fourth quarter of Fiscal 2009. Cost reduction actions related to the restructuring plan are anticipated to result in annualized pretax cash savings of approximately $25 million beginning in Fiscal 2010.

The global macroeconomic environment and the related anticipated contraction in the level of worldwide consumer spending will likely continue to have a negative effect on our sales and operating margins across all segments for the foreseeable future. As of June 27, 2009, largely in response to the global macroeconomic environment, our traditional retail partners have reduced their initial wholesale orders for Fall 2009 apparel products by approximately 10%.

We continue to evaluate strategies to control costs by focusing on operational efficiencies on a Company-wide basis, by conservatively managing our inventory levels, and by controlling capital spending. The implementation of these strategies may necessitate additional cost-savings actions going forward.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2009 10-K.

Operating Results

During the first quarter of Fiscal 2010, we reported revenues of $1.024 billion, net income of $76.8 million and net income per diluted share of $0.76. This compares to revenues of $1.114 billion, net income of $95.2 million and net income per diluted share of $0.93 during the first quarter of Fiscal 2009.

Our operating performance for the three months ended June 27, 2009 was primarily affected by an 8.1% decline in revenues, principally due to lower revenues from our domestic Wholesale business and a net decline in our comparable global Retail store sales largely associated with the current global economic environment. The decrease also was due to net unfavorable foreign currency effects. Despite the decline in revenues, we experienced an increase in gross profit percentage of 140 basis points to 58.7% primarily due to improved sell-through performance in our European businesses and lower reductions in the carrying cost of our retail inventory, as well as growth in our Japanese Wholesale operations due to the Japanese Childrenswear and Golf Acquisition (as defined and discussed under “Recent Developments” below). Selling, general and administrative (“SG&A”) expenses decreased during the first quarter of Fiscal 2010 primarily as a result of lower variable expenses associated with lower sales and the implementation of various cost-savings initiatives in response to the current economic downturn.

Net income and net income per diluted share decreased during the first quarter of Fiscal 2010 as compared to the first quarter of Fiscal 2009, principally due to a $29.9 million decrease in operating income, offset in part by a $13.7 million decrease in the provision for income taxes.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the first quarter of Fiscal 2010 in a net cash and short-term investments position (total cash and cash equivalents, plus short-term investments less total debt) of $670.9 million, compared to $413.5 million as of the end of Fiscal 2009.

The improvement in our financial position was primarily due to our operating cash flows, partially offset by investing activities. Our stockholders’ equity increased to $2.831 billion as of June 27, 2009, compared to $2.735 billion as of March 28, 2009, primarily due to our net income during the first quarter of Fiscal 2010.

We generated $292.3 million of cash from operations during the three months ended June 27, 2009, compared to $396.7 million during the three months ended June 28, 2008. We used some of our cash availability to reinvest in our business. In particular, we spent $17.8 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three months ended June 27, 2009 and June 28, 2008 has been affected by the Japanese Childrenswear and Golf Acquisition (as defined and discussed under “Recent Developments” below) that occurred on August 1, 2008.

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from this transaction. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

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

RESULTS OF OPERATIONS

Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	June 27,	June 28,
	2009	2008	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,023.7	$1,113.6	$(89.9)	(8.1)%
Cost of goods sold(a)	(422.5)	(475.2)	52.7	(11.1)%

Gross profit	601.2	638.4	(37.2)	(5.8)%
Gross profit as % of net revenues	58.7%	57.3%
Selling, general and administrative expenses(a)	(478.9)	(486.5)	7.6	(1.6)%
SG&A as % of net revenues	46.8%	43.7%
Amortization of intangible assets	(5.2)	(4.9)	(0.3)	6.1%
Restructuring charges	(0.4)	(0.4)	—	0.0%

Operating income	116.7	146.6	(29.9)	(20.4)%
Operating income as % of net revenues	11.4%	13.2%
Foreign currency gains (losses)	0.9	0.1	0.8	800.0%
Interest expense	(6.6)	(7.0)	0.4	(5.7)%
Interest and other income, net	2.8	7.2	(4.4)	(61.1)%
Equity in income (loss) of equity-method investees	0.3	(0.7)	1.0	(142.9)%

Income before provision for income taxes	114.1	146.2	(32.1)	(22.0)%
Provision for income taxes	(37.3)	(51.0)	13.7	(26.9)%

Effective tax rate(b)	32.7%	34.9%
Net income	$76.8	$95.2	$(18.4)	(19.3)%

Net income per share — Basic	$0.77	$0.96	$(0.19)	(19.8)%

Net income per share — Diluted	$0.76	$0.93	$(0.17)	(18.3)%

(a)	Includes total depreciation expense of $39.1 million and $41.2 million for the three-month periods ended June 27, 2009 and June 28, 2008, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues decreased by $89.9 million, or 8.1%, to $1.024 billion in the first quarter of Fiscal 2010 from $1.114 billion in the first quarter of Fiscal 2009. The decrease was principally due to lower revenues from our global Wholesale business and a net decline in our global Retail store sales, both including net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues decreased by 5.8%. On a reported basis, Wholesale revenues decreased by $55.0 million, primarily as a result of a net sales decline in most of our domestic product lines largely due to the ongoing challenging U.S. retail environment, offset in part by increased revenues from our Japanese business as a result of the Japanese Childrenswear and Golf Acquisition. Retail revenues decreased by $29.4 million primarily as a result of a net decrease in comparable global full-price and domestic factory store sales largely associated with the current negative global economic environment, partially offset by an increase in our comparable European factory store sales, continued store expansion and growth in RalphLauren.com sales. Licensing revenue decreased $5.5 million, primarily due to a decrease in international licensing royalties as a result of the loss of licensing revenues from the Japanese childrenswear and golf businesses, which are now consolidated as part of the Wholesale segment.

Net revenues for our three business segments are provided below:

	Three Months Ended
	June 27,	June 28,
	2009	2008	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$519.5	$574.5	$(55.0)	(9.6)%
Retail	463.0	492.4	(29.4)	(6.0)%
Licensing	41.2	46.7	(5.5)	(11.8)%

Total net revenues	$1,023.7	$1,113.6	$(89.9)	(8.1)%

Wholesale net revenues — The net decrease primarily reflects:

•	a $45 million aggregate net decrease in our domestic businesses primarily due to a decrease in menswear and womenswear sales (including a decline in revenues from related American Living product categories) as a result of the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section), offset in part by an increase in childrenswear sales;

•	a $14 million net decrease in revenues due to an unfavorable foreign currency effect related to the weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar in the first quarter of Fiscal 2010; and

•	a $2 million net decrease in our European businesses on a constant currency basis primarily driven by decreased sales in our menswear and childrenswear product lines, partially offset by an increase in womenswear sales due in part to the launch of the Lauren product line in Europe in the first quarter of Fiscal 2010.

The above net decrease was partially offset by:

•	a $6 million net increase in our Japanese operations on a constant currency basis as a result of the inclusion of revenues from the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion), offset in part by sales declines in our core businesses.

Retail net revenues — For purposes of the discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes both Ralph Lauren (including Rugby) and Club Monaco stores, as well as RalphLauren.com.

The net decrease in retail net revenues primarily reflects:

•	a $47 million aggregate net decrease in comparable physical store sales driven by our global full-price and domestic factory stores, including a net aggregate unfavorable foreign currency effect of $13 million primarily related to the weakening of the Euro in comparison to the U.S. dollar in the first quarter of Fiscal 2010. This decrease was partially offset by a $5 million increase in RalphLauren.com sales. Comparable store sales are provided below:

Three Months
Ended
June 27, 2009

Increases/(decreases) in comparable store sales as reported:
Full-price Ralph Lauren store sales	(25)%
Full-price Club Monaco store sales	(15)%
Factory store sales	(4)%
RalphLauren.com sales	14%
Total decrease in comparable store sales as reported	(9)%

Increases/(decreases) in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	(22)%
Full-price Club Monaco store sales	(15)%
Factory store sales	(2)%
RalphLauren.com sales	14%
Total decrease in comparable store sales excluding the effect of foreign currency	(7)%

The above net decrease was partially offset by:

•	a $13 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of 10 stores, to a total of 325 stores, as compared to the first quarter of Fiscal 2009. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings.

Licensing revenue — The net decrease primarily reflects:

•	a $3 million decrease in international licensing royalties, primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion); and

•	a $2 million decrease in domestic licensing royalties, primarily driven by a decrease in fragrance-related royalties.

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

Gross profit decreased by $37.2 million, or 5.8%, to $601.2 million in the first quarter of Fiscal 2010 from $638.4 million in the first quarter of Fiscal 2009. Gross profit as a percentage of net revenues increased by 140 basis points to 58.7% for the three months ended June 27, 2009 from 57.3% for the three months ended June 28, 2008, primarily due to improved sell-through performance in our European businesses and lower reductions in the carrying cost of our retail inventory, as well as growth in our Japanese Wholesale operations due to the Japanese Childrenswear and Golf Acquisition.

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

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses decreased by $7.6 million, or 1.6%, to $478.9 million in the first quarter of Fiscal 2010 from $486.5 million in the first quarter of Fiscal 2009. The decrease included a net favorable foreign currency effect of approximately $11 million, primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar in the first quarter of Fiscal 2010. SG&A expenses as a percent of net revenues increased to 46.8% for the three months ended June 27, 2009 from 43.7% for the three months ended June 28, 2008. The 310 basis point increase was primarily driven by the decrease in net revenues coupled with an increase in operating expenses attributable to our new business initiatives. The $7.6 million decrease in SG&A expenses was primarily driven by:

•	lower selling expenses of approximately $12 million principally relating to lower retail and wholesale sales;

•	an approximate $6 million decrease in brand-related marketing and advertising costs; and

•	lower compensation-related expenses of approximately $3 million principally relating to cost-savings initiatives, partially offset by higher stock-based compensation expense.

The above decreases were partially offset by:

•	the inclusion of SG&A costs of approximately $15 million related to our newly acquired Japanese childrenswear and golf businesses, including costs incurred pursuant to transition service arrangements (see “Recent Developments” for further discussion).

Amortization of Intangible Assets.  Amortization of intangible assets increased by $0.3 million, or 6.1%, to $5.2 million in the first quarter of Fiscal 2010 from $4.9 million in the first quarter of Fiscal 2009. This slight increase was primarily due to the amortization of intangible assets acquired in connection with the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Restructuring charges.  Restructuring charges of $0.4 million in the first quarter of Fiscal 2010 related to employee termination costs. Restructuring charges of $0.4 million in the first quarter of Fiscal 2009 primarily related to employee termination costs associated with the transition of certain sourcing and production facilities in Southeast Asia.

Operating Income.  Operating income decreased by $29.9 million, or 20.4%, to $116.7 million in the first quarter of Fiscal 2010 from $146.6 million in the first quarter of Fiscal 2009. Operating income as a percentage of revenue decreased 180 basis points, to 11.4% for the three months ended June 27, 2009 from 13.2% for the three months ended June 28, 2008. The decrease in operating income as a percentage of net revenues primarily reflected the increase in SG&A expenses as a percent of net revenues, partially offset by the increase in gross profit margin, as previously discussed.

Operating income as reported for our three business segments is provided below:

	Three Months Ended
	June 27,	June 28,
	2009	2008	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$75.9	$107.4	$(31.5)	(29.3)%
Retail	69.7	67.1	2.6	3.9%
Licensing	25.7	24.2	1.5	6.2%

	171.3	198.7	(27.4)	(13.8)%
Less:
Unallocated corporate expenses	(54.2)	(51.7)	(2.5)	4.8%
Unallocated restructuring charges	(0.4)	(0.4)	—	0.0%

Total operating income	$116.7	$146.6	$(29.9)	(20.4)%

Wholesale operating income decreased by $31.5 million primarily as a result of lower revenues, as well as higher SG&A expenses in support of the Japanese Childrenswear and Golf Acquisition. These decreases were partially offset by higher gross margin primarily in our European and Japanese businesses.

Retail operating income increased by $2.6 million primarily as a result of higher gross margin driven by improved sell-through performance in our European business and lower reductions in the carrying cost of our retail inventory, as well as lower compensation-related expenses principally relating to our cost-savings initiatives. These increases were partially offset by lower revenues.

Licensing operating income increased by $1.5 million primarily as a result of lower costs associated with the transition of our licensed businesses to wholly owned operations, partially offset by lower revenues largely driven by a decline in international royalties principally due to the Japanese Childrenswear and Golf Acquisition.

Unallocated corporate expenses increased by $2.5 million, primarily as a result of increases in facilities costs and stock-based compensation expense, partially offset by lower brand-related marketing and advertising costs.

Unallocated restructuring charges of $0.4 million in the first quarter of Fiscal 2010 related to employee termination costs. Unallocated restructuring charges of $0.4 million in the first quarter of Fiscal 2009 primarily related to employee termination costs associated with the transition of certain sourcing and production facilities in Southeast Asia.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a gain of $0.9 million in the first quarter of Fiscal 2010, compared to a gain of $0.1 million in the first quarter of Fiscal 2009. The increase in foreign currency gains was primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense decreased by $0.4 million, or 5.7%, to $6.6 million in the first quarter of Fiscal 2010 from $7.0 million in the first quarter of Fiscal 2009. This decrease was primarily due to favorable foreign currency effects related to our outstanding Euro-denominated debt.

Interest and Other Income, net.  Interest and other income, net, decreased by $4.4 million, or 61.1%, to $2.8 million in the first quarter of Fiscal 2010 from $7.2 million in the first quarter of Fiscal 2009. This decrease was primarily driven by lower yields relating to lower market rates of interest in the first quarter of Fiscal 2010, offset in part by an increase in our average balance of cash and short-term investments during the first quarter of Fiscal 2010.

Equity in Income (Loss) of Equity-Method Investees.  The equity in income of equity-method investees of $0.3 million in the first quarter of Fiscal 2010 related to the Company’s share of income from its joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting. The equity in loss of equity-method investees of $0.7 million in the first quarter of Fiscal 2009 related to certain start-up costs associated with the RL Watch Company.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $13.7 million, or 26.9%, to $37.3 million in the first quarter of Fiscal 2010 from $51.0 million in the first quarter of Fiscal 2009. The decrease in provision for income taxes was principally due to an overall decrease in pretax income in the first quarter of Fiscal 2010 compared to the first quarter of Fiscal 2009. This decrease also was due to a reduction in our reported effective tax rate of 220 basis points, to 32.7% for the three months ended June 27, 2009 from 34.9% for the three months ended June 28, 2008. The lower effective tax rate was primarily due to proportionately lower taxes in foreign jurisdictions. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income.  Net income decreased by $18.4 million, or 19.3%, to $76.8 million in the first quarter of Fiscal 2010 from $95.2 million in the first quarter of Fiscal 2009. The decrease in net income principally related to a $29.9 million decrease in operating income, offset in part by a $13.7 million decrease in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share.  Net income per diluted share decreased by $0.17, or 18.3%, to $0.76 per share in the first quarter of Fiscal 2010 from $0.93 per share in the first quarter of Fiscal 2009. The decrease in diluted per share results was due to the lower level of net income, as previously discussed, offset in part by lower weighted-average diluted shares outstanding for the three months ended June 27, 2009.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	June 27,	March 28,
	2009	2009	$ Change
		(millions)

Cash and cash equivalents	$620.8	$481.2	$139.6
Short-term investments	467.9	338.7	129.2
Current portion of debt	(125.3)	—	(125.3)
Long-term debt	(292.5)	(406.4)	113.9

Net cash and short-term investments (net debt)(a)	$670.9	$413.5	$257.4

Stockholders’ equity	$2,831.0	$2,735.1	$95.9

(a)	“Net cash and short-term investments” is defined as total cash and cash equivalents, plus short-term investments less total debt. “Net debt” is defined as total debt less total cash and cash equivalents and short-term investments.

The increase in the Company’s net cash and short-term investments position as of June 27, 2009 as compared to March 28, 2009 was primarily due to our operating cash flows, partially offset by the Company’s investing activities, including capital expenditures of $17.8 million. The increase in the Company’s short-term investments was primarily due to the investment of excess cash in time deposits with maturities greater than 90 days. Current portion of debt reflects the €90.8 million principal amount of Euro Debt repurchased by the Company in July 2009 (see “Debt and Covenant Compliance” section below).

The increase in stockholders’ equity was primarily due to the net income during the first quarter of Fiscal 2010.

Cash Flows

	Three Months Ended
	June 27,	June 28,
	2009	2008	$ Change
		(millions)

Net cash provided by operating activities	$292.3	$396.7	$(104.4)
Net cash used in investing activities	(140.8)	(145.1)	4.3
Net cash used in financing activities	(12.7)	(244.2)	231.5
Effect of exchange rate changes on cash and cash equivalents	0.8	(5.1)	5.9

Net increase in cash and cash equivalents	$139.6	$2.3	$137.3

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased to $292.3 million during the first quarter of Fiscal 2010, compared to $396.7 million during the first quarter of Fiscal 2009. This net decrease in operating cash flow was primarily driven by:

•	a decrease in net income before depreciation, amortization, stock-based compensation and other non-cash expenses;

•	an increase in inventory primarily due to the timing of inventory receipts and the Japanese Childrenswear and Golf Acquisition, offset in part by the effects of ongoing inventory management across most businesses;

•	a decrease related to accounts payable and accrued liabilities primarily due to the timing of payments; and

•	an increase in cash tax payments as compared to the first quarter of Fiscal 2009.

The above decreases in operating cash flow were partially offset by:

•	improved accounts receivable cash collections in the Company’s Wholesale segment.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $140.8 million during the first quarter of Fiscal 2010, as compared to $145.1 million during the first quarter of Fiscal 2009. The net decrease in cash used in investing activities was primarily driven by:

•	a decrease in cash used in connection with capital expenditures. During the first quarter of Fiscal 2010, the Company spent $17.8 million for capital expenditures, as compared to $56.1 million during the first quarter of Fiscal 2009;

•	a change in restricted cash deposits. During the first quarter of Fiscal 2010, net restricted cash of $5.7 million was released primarily in connection with the partial settlement of certain international tax matters. On a comparative basis, the first quarter of Fiscal 2009 included net restricted cash deposits of $5.4 million; and

•	a decrease in net cash used to fund the Company’s acquisitions and ventures. During the first quarter of Fiscal 2010, the Company made a capital contribution of $1.7 million to its joint venture, the RL Watch Company. On a comparative basis, during the first quarter of Fiscal 2009, the Company used $10.6 million primarily to complete the minority squeeze-out related to the acquisition of certain of its formerly-licensed Japanese businesses.

The above decreases were mostly offset by:

•	an increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During the first quarter of Fiscal 2010, the Company used $350.2 million to purchase investments, less $223.2 million of proceeds from sales and maturities of investments. On a comparative basis, during the first quarter of Fiscal 2009, $83.0 million was used to purchase investments, less $10.0 million of proceeds from sales and maturities of investments.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $12.7 million during the first quarter of Fiscal 2010, as compared to $244.2 million during the first quarter of Fiscal 2009. The decrease in net cash used in financing activities was primarily driven by:

•	the repayment of ¥20.5 billion ($196.8 million as of the repayment date) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility during the first quarter of Fiscal 2009; and

•	a decrease in repurchases of the Company’s Class A common stock. During the first quarter of Fiscal 2010, 0.3 million shares of Class A common stock at a cost of $14.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”). On a comparative basis, during the first quarter of Fiscal 2009, 0.5 million shares of Class A common stock at a cost of $31.9 million were repurchased pursuant to the Company’s common stock repurchase program and 0.3 million shares of Class A common stock at a cost of $19.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Plan.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, $450 million of availability under its credit facility, available cash and cash equivalents, investments and other available financing options. These sources of liquidity are needed to fund the Company’s ongoing cash requirements, including working capital requirements, global retail store expansion, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment/repurchase, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that the Company’s existing sources of cash will be sufficient to support its operating, capital and debt service requirements for the foreseeable future, including the finalization of potential acquisitions and plans for business expansion.

As discussed in the “Debt and Covenant Compliance” section below, the Company had no revolving credit borrowings outstanding under its credit facility as of June 27, 2009. As discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. In recognition of the current global economic crisis, the Company believes its credit facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of June 27, 2009, there were 13 financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 20%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Facility (as defined below) in the event of the Company’s election to draw funds in the foreseeable future.

Common Stock Repurchase Program

During the first quarter of Fiscal 2010, there were no shares repurchased by the Company as part of its publicly announced plans or programs. The remaining availability under the Company’s existing common stock repurchase program was approximately $266 million as of June 27, 2009. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the three months ended June 27, 2009, 0.3 million shares of Class A common stock at a cost of $14.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Plan.

Dividends

The Company declared a quarterly dividend of $0.05 per outstanding share in the first quarter of both Fiscal 2010 and Fiscal 2009. Dividends paid amounted to $5.0 million during each of the three-months periods ended June 27, 2009 and June 28, 2008.

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

Debt and Covenant Compliance

Euro Debt

As of June 27, 2009, the Company had outstanding approximately €300 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). In July 2009, the Company completed a cash tender offer and repurchased €90.8 million principal amount of Euro Debt (approximately $125 million as of June 27, 2009) at a discounted purchase price of approximately 95%. A net pretax gain of approximately $4 million related to this extinguishment of debt will be recorded in the second quarter of Fiscal 2010. The Company used its cash on hand to fund the debt extinguishment.

The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of June 27, 2009, the carrying value of the Euro Debt was $417.8 million, compared to $406.4 million as of March 28, 2009.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of June 27, 2009, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $12.3 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of June 27, 2009, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 14 of the Fiscal 2009 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

MARKET RISK MANAGEMENT

As discussed in Note 15 to the Company’s audited consolidated financial statements included in its Fiscal 2009 10-K and Note 10 to the accompanying unaudited interim consolidated financial statements, the Company is exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business the Company employs established policies and procedures, including the use of derivative financial instruments, to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, the Company does not believe it is exposed to any undue concentration of counterparty risk with respect to its derivative contracts as of June 27, 2009. However, the Company does have approximately 40% of its derivative instruments in asset positions placed with one creditworthy financial institution.

Foreign Currency Risk Management

The Company manages its exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 10 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of the Company’s foreign currency exchange contracts outstanding as of June 27, 2009.

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

During the first quarter of Fiscal 2010, the Company entered into two foreign currency exchange contracts to mitigate the foreign exchange cash flow variability associated with the then forecasted repurchase of a portion of the Company’s outstanding Euro Debt in July 2009. The exchange contracts had an aggregate notional value of $123.0 million and were designated as cash flow hedges. Refer to Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion of the Company’s partial repurchase of its Euro Debt and the “Debt and Covenant Compliance — Euro Debt” section above.

As of June 27, 2009, other than the aforementioned foreign currency exchange contracts related to the Company’s partial repurchase of its Euro Debt, there have been no significant changes in the Company’s interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of June 27, 2009, the Company had cash and cash equivalents on-hand of $620.8 million, primarily invested in money market funds and time deposits with maturities of less than 90 days. The Company’s other significant investments included $467.9 million of short-term investments, primarily in time deposits with maturities greater than 90 days; $68.1 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $39.4 million of deposits with maturities greater than one year; and $2.3 million of auction rate securities issued through a municipality.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2009 10-K. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of the Company’s critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2009 10-K. The following discussion only is intended to update the Company’s critical accounting policies for any significant changes in policy implemented during the three months ended June 27, 2009.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements through a three-level valuation hierarchy. In addition to the provisions of FAS 157 adopted by the Company for all of its financial assets and liabilities within scope as of the beginning of Fiscal 2009, the Company adopted the provisions of FAS 157 for all of its nonfinancial assets and liabilities within scope as of the beginning of Fiscal 2010 (March 29, 2009). The Company uses judgment in the determination of the applicable level within the hierarchy of a particular asset or liability when evaluating the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). See Notes 4 and 10 to the accompanying unaudited interim consolidated financial statements for further discussion of the effect of this accounting change on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations,” as amended (“FAS 141R”), which replaces FAS No. 141. FAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes resulting from FAS 141R include the need for the acquirer to record 100% of all assets and liabilities of the acquired business, including goodwill, generally at fair value for all business combinations (whether partial, full or step acquisitions); the need to recognize contingent consideration at fair value on the acquisition date and, for certain arrangements, to recognize changes in fair value in earnings until settlement; and the need for acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. These fair value determinations require management’s judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The Company adopted the provisions of FAS 141R as of the beginning of Fiscal 2010 (March 29, 2009) and will prospectively account for all business combinations in accordance with the standard. See Note 4 to the accompanying unaudited interim consolidated financial statements for further discussion of the effect of this accounting change on the Company’s consolidated financial statements.

Other than the aforementioned changes in fair value and business combination accounting, there have been no other significant changes in the application of the Company’s critical accounting policies since March 28, 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the accompanying unaudited interim consolidated financial statements for a description of certain recently issued accounting standards which may impact the Company’s results of operations and/or financial condition in future reporting periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s exposure to market risk, see “Market Risk Management” in MD&A presented elsewhere herein.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities and

Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of June 27, 2009. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 27, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the first quarter of Fiscal 2010, the Company implemented general ledger, fixed assets and accounts payable modules of a new enterprise resource planning (“ERP”) system for certain of its Japan operations. These initiatives are part of a multi-year plan to replace the technological infrastructure inherited in the acquisition of certain of its formerly-licensed Japanese businesses, which is expected to be completed in Fiscal 2011. The implementation of these finance modules of the ERP system represents a significant change in our internal control over financial reporting for our Japan operations. Although management believes internal controls have been maintained, and will ultimately be enhanced, by the systems implemented, there is a risk that deficiencies may exist that have not yet been identified.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009. The following is a summary of recent litigation developments.

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The court granted preliminary approval of the settlement terms on July 17, 2009. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009.

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the court granted Polo’s summary judgment motion to dismiss in large measure, and denied Wathne’s cross-motion. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which affirmed the lower court’s ruling in all respects other than its dismissal of a single breach of contract claim related to Polo’s “Collection” line, which the Appellate Division reinstated. Discovery on the remaining breach of contract claims is ongoing and a trial date has not yet been set. We intend to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave stores and being falsely imprisoned while waiting to leave stores. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We have filed a cross-claim against one of the plaintiffs for his role in allegedly assisting a former employee to misappropriate Company property. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

On May 15, 2009, the Company’s subsidiary, Club Monaco Corp., commenced an action in the Supreme Court of the State of New York, New York County, against LCJG Distribution Co., Ltd. (“LCJG”) and Lane Crawford Joyce Group Limited (“Lane Crawford”). LCJG is a Club Monaco Corp. licensee in Asia pursuant to a Club Monaco Store License Agreement, dated as of February 28, 2005 (as amended, the “License Agreement”). Lane Crawford is the guarantor of LCJG’s obligations under the License Agreement, pursuant to a Guaranty, dated as of February 28, 2005, which was executed by Lane Crawford (the “Guaranty”). The License Agreement requires that LCJG pay royalties and other payments to Club Monaco Corp. for the use by LCJG of the Club Monaco brand in connection with the operation of various Club Monaco stores in Asia. Club Monaco Corp.’s Complaint alleged that LCJG and Lane Crawford had breached the License Agreement and Guaranty by, among other things, failing to pay Club Monaco certain royalties and other payments which both LCJG and Lane Crawford are responsible for under the License Agreement and Guaranty. Club Monaco Corp., LCJG and Lane Crawford resolved their differences by signing an amendment to the License Agreement, dated as of June 4, 2009, pursuant to which, among other things, LCJG agreed to make certain royalty and other payments to Club Monaco Corp. As a result of the execution of this amendment, Club Monaco Corp. withdrew the Complaint that it had filed against LCJG and Lane Crawford and the action against such parties was dismissed.

We are otherwise involved from time to time in legal claims and proceedings involving credit card fraud, trademark and intellectual property, licensing, employee relations and other matters associated with or incidental to our business. We believe that the resolution of these other matters currently pending will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended March 28, 2009 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, and/or our financial condition. There are no material changes to the risk factors previously disclosed nor have we identified any previously undisclosed risks that could materially adversely affect our business, our operating results and/or our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

During the fiscal quarter ended June 27, 2009, 0.3 million shares of Class A common stock at a cost of $14.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended. There were no shares repurchased by the Company as part of its publicly announced plans or programs. The remaining availability under the Company’s existing common stock repurchase program was approximately $266 million as of June 27, 2009.

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

Date: August 6, 2009