Form 10-Q
period 2009-09-26
POLO RALPH LAUREN CORP
filed 2009-11-05
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009

or

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

At October 30, 2009, 56,472,015 shares of the registrant’s Class A common stock, $.01 par value, and 42,580,021 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 26,	March 28,
	2009	2009
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$423.5	$481.2
Short-term investments	502.2	338.7
Accounts receivable, net of allowances of $195.2 million and $190.9 million	482.4	474.9
Inventories	610.4	525.1
Deferred tax assets	116.6	101.8
Prepaid expenses and other	116.0	135.0

Total current assets	2,251.1	2,056.7
Non-current investments	44.4	29.3
Property and equipment, net	643.7	651.6
Deferred tax assets	104.0	102.8
Goodwill	989.0	966.4
Intangible assets, net	342.2	348.9
Other assets	197.6	200.8

Total assets	$4,572.0	$4,356.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$168.1	$165.9
Income tax payable	77.5	35.9
Accrued expenses and other	487.6	472.3

Total current liabilities	733.2	674.1
Long-term debt	307.5	406.4
Non-current liability for unrecognized tax benefits	132.6	154.8
Other non-current liabilities	403.1	386.1

Commitments and contingencies (Note 14)
Total liabilities	1,576.4	1,621.4

Equity:
Class A common stock, par value $.01 per share; 73.9 million and 72.3 million shares issued; 56.3 million and 55.9 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 42.7 million and 43.3 million shares issued; 42.7 million and 43.3 million shares outstanding	0.4	0.4
Additional paid-in-capital	1,151.8	1,108.4
Retained earnings	2,709.9	2,465.5
Treasury stock, Class A, at cost (17.6 million and 16.4 million shares)	(1,041.2)	(966.7)
Accumulated other comprehensive income	174.0	126.8

Total equity	2,995.6	2,735.1

Total liabilities and equity	$4,572.0	$4,356.5

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(millions, except per share data)
	(unaudited)

Net sales	$1,327.1	$1,376.8	$2,309.6	$2,443.7
Licensing revenue	47.1	52.1	88.3	98.7

Net revenues	1,374.2	1,428.9	2,397.9	2,542.4
Cost of goods sold(a)	(589.4)	(640.7)	(1,011.9)	(1,115.8)

Gross profit	784.8	788.2	1,386.0	1,426.6

Other costs and expenses:
Selling, general and administrative expenses(a)	(525.7)	(532.3)	(1,004.6)	(1,018.8)
Amortization of intangible assets	(5.2)	(5.0)	(10.4)	(9.9)
Impairments of assets	(1.7)	(7.1)	(1.7)	(7.1)
Restructuring charges	(6.3)	(0.9)	(6.7)	(1.3)

Total other costs and expenses	(538.9)	(545.3)	(1,023.4)	(1,037.1)

Operating income	245.9	242.9	362.6	389.5
Foreign currency gains (losses)	(2.6)	2.7	(1.7)	2.9
Interest expense	(5.6)	(6.1)	(12.2)	(13.1)
Interest and other income, net	6.4	5.9	9.2	13.1
Equity in income (loss) of equity-method investees	(1.8)	(0.8)	(1.5)	(1.6)

Income before provision for income taxes	242.3	244.6	356.4	390.8
Provision for income taxes	(64.8)	(83.6)	(102.1)	(134.6)

Net income	$177.5	$161.0	$254.3	$256.2

Net income per common share:
Basic	$1.79	$1.62	$2.56	$2.58

Diluted	$1.75	$1.58	$2.51	$2.51

Weighted average common shares outstanding:
Basic	99.4	99.3	99.3	99.4

Diluted	101.6	101.8	101.5	102.0

Dividends declared per share	$0.05	$0.05	$0.10	$0.10

(a) Includes total depreciation expense of:	$(39.9)	$(42.0)	$(79.0)	$(83.2)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 26,	September 27,
	2009	2008
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$254.3	$256.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	89.4	93.1
Deferred income tax expense (benefit)	(13.3)	(4.2)
Equity in loss (income) of equity-method investees, net of dividends received	1.5	1.6
Non-cash stock-based compensation expense	24.4	22.6
Non-cash impairment of assets	1.7	7.1
Non-cash provision for bad debt expense	1.5	3.7
Non-cash foreign currency (gains) losses	1.1	(0.9)
Non-cash restructuring charges	2.6	-
Non-cash litigation-related charges, net	-	5.6
Gain on extinguishment of debt	4.1	-
Changes in operating assets and liabilities:
Accounts receivable	(0.6)	(34.9)
Inventories	(71.2)	(102.9)
Accounts payable and accrued liabilities	12.2	102.9
Deferred income liabilities	(10.7)	(9.4)
Other balance sheet changes	23.5	47.5

Net cash provided by operating activities	320.5	388.0

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(1.7)	(43.5)
Purchases of investments	(591.6)	(162.5)
Proceeds from sales and maturities of investments	452.5	146.5
Capital expenditures	(53.0)	(85.3)
Change in restricted cash deposits	(1.2)	(5.1)

Net cash used in investing activities	(195.0)	(149.9)

Cash flows from financing activities:
Repayment of debt	(121.0)	(196.8)
Payments of capital lease obligations	(3.3)	(3.7)
Payments of dividends	(9.9)	(10.0)
Repurchases of common stock, including shares surrendered for tax withholdings	(74.5)	(169.3)
Proceeds from exercise of stock options	12.6	18.4
Excess tax benefits from stock-based compensation arrangements	6.5	7.7

Net cash used in financing activities	(189.6)	(353.7)

Effect of exchange rate changes on cash and cash equivalents	6.4	(18.3)

Net decrease in cash and cash equivalents	(57.7)	(133.9)
Cash and cash equivalents at beginning of period	481.2	551.5

Cash and cash equivalents at end of period	$423.5	$417.6

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2010 will end on April 3, 2010 and will be a 53-week period (“Fiscal 2010”). Fiscal year 2009 ended on March 28, 2009 and reflected a 52-week period (“Fiscal 2009”). In turn, the second quarter for Fiscal 2010 ended on September 26, 2009 and was a 13-week period. The second quarter for Fiscal 2009 ended on September 27, 2008 and also was a 13-week period.

In April 2009, the Company performed an internal legal entity reorganization of certain of its wholly owned Japan subsidiaries. As a result of the reorganization, the Company’s former Polo Ralph Lauren Japan Corporation and Impact 21 Co., Ltd. subsidiaries were merged into a new wholly owned subsidiary named Polo Ralph Lauren Kabushiki Kaisha (“PRL KK”). The financial position and operating results of the Company’s consolidated PRL KK entity are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month and six-month periods ended September 26, 2009 and September 27, 2008 include the operating results of PRL KK for the three-month and six-month periods ended August 31, 2009 and August 31, 2008, respectively. The net effect of this reporting lag is not material to the Company’s unaudited interim consolidated financial statements.

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and six-month periods ended September 26, 2009 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2010.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income Per Common Share

Net income per common share is determined in accordance with Accounting Standards Codification (“ASC”) topic 260, “Earnings per Share” (“ASC 260”) (formerly referred to as Statement of Financial Accounting Standards (“FAS”) No. 128, “Earnings per Share”). Under the provisions of ASC 260, basic net income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company’s Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other potentially dilutive financial instruments, only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
		(millions)

Basic	99.4	99.3	99.3	99.4
Dilutive effect of stock options, restricted stock and restricted stock units	2.2	2.5	2.2	2.6

Diluted shares	101.6	101.8	101.5	102.0

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Such performance-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 26, 2009 and September 27, 2008, there was an aggregate of approximately 2.3 million and 2.2 million,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
		(millions)

Beginning reserve balance	$153.3	$152.8	$170.4	$161.1
Amount charged against revenue to increase reserve	123.7	134.7	211.5	230.6
Amount credited against customer accounts to decrease reserve	(106.0)	(115.4)	(212.6)	(219.3)
Foreign currency translation	3.9	(4.7)	5.6	(5.0)

Ending reserve balance	$174.9	$167.4	$174.9	$167.4

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
		(millions)

Beginning reserve balance	$19.2	$10.9	$20.5	$10.9
Amount charged to expense to increase reserve	1.0	3.4	1.5	3.7
Amount written off against customer accounts to decrease reserve	(0.6)	(0.1)	(2.6)	(0.4)
Foreign currency translation	0.7	(0.5)	0.9	(0.5)

Ending reserve balance	$20.3	$13.7	$20.3	$13.7

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Europe and Asia and extends credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has seven key department-store customers that generate significant sales volume. For Fiscal 2009, these customers in the aggregate contributed approximately 50% of all wholesale revenues. Further, as of September 26, 2009, the Company’s seven key department-store customers represented approximately 40% of gross accounts receivable.

Subsequent Events

In accordance with ASC topic 855, “Subsequent Events” (“ASC 855”) (formerly referred to as FAS No. 165, “Subsequent Events”), the Company evaluates events and/or transactions that occur after the balance sheet date, but before the issuance of financial statements, for potential recognition or disclosure in its consolidated financial statements. The Company has evaluated all subsequent events through November 5, 2009, the date that the Company’s interim consolidated financial statements were issued.

4.	Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”), which changes the approach to determining the primary beneficiary of a variable interest entity (“VIE”). FAS 167 replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. FAS 167 also requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, and requires additional disclosures about an enterprise’s involvement in VIEs. FAS 167 is effective for the Company as of the beginning of fiscal year 2011 and its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (formerly referred to as FAS No. 157, “Fair Value Measurements”). ASC 820 defines “fair value” as the price that

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements. The Company adopted the provisions of ASC 820 for all of its financial assets and liabilities within scope as of the beginning of Fiscal 2009 (March 30, 2008). In addition, the Company adopted the provisions of ASC 820 for all of its nonfinancial assets and liabilities within scope as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of the provisions of ASC 820 did not have a significant impact on the Company’s consolidated financial statements. See Note 11 for further discussion on the impact of adoption on the Company’s consolidated financial statements.

Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued ASC topic 805, “Business Combinations” (“ASC 805”) (formerly referred to as FAS No. 141(R), “Business Combinations,” as amended, which replaces FAS No. 141). ASC 805 was issued to create greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes resulting from ASC 805 include the need for the acquirer to record 100% of all assets and liabilities of the acquired business, including goodwill, generally at fair value for all business combinations (whether partial, full or step acquisitions); the need to recognize contingent consideration at fair value on the acquisition date and, for certain arrangements, to recognize changes in fair value in earnings until settlement; and the need for acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. ASC 805 also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The Company adopted the provisions of ASC 805 as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of ASC 805 did not have a significant impact on the Company’s consolidated financial statements, but could impact the accounting for future business combinations.

In December 2007, the FASB issued revised guidance for accounting for noncontrolling interests (formerly referred to as FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”) which has been codified within ASC topic 810, “Consolidation” (“ASC 810”). ASC 810 establishes accounting and reporting standards for noncontrolling interests in a subsidiary (previously referred to as “minority interests”) and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC 805. ASC 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the provisions of ASC 810 as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of ASC 810 did not have a significant impact on the Company’s consolidated financial statements, but could impact the accounting for future acquisitions in which the Company does not acquire 100% of an entity, the future deconsolidation of a subsidiary and a future change in the Company’s ownership percentage of a subsidiary.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	Inventories

Inventories consist of the following:

	September 26,	March 28,	September 27,
	2009	2009	2008
	(millions)

Raw materials	$3.5	$5.4	$6.0
Work-in-process	1.0	1.7	0.4
Finished goods	605.9	518.0	612.9

Total inventories	$610.4	$525.1	$619.3

7.	Impairments of Assets

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable in accordance with ASC topic 360, “Property, Plant, and Equipment” (“ASC 360”) (formerly referred to as FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”). In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.

During the second quarter of Fiscal 2009, the Company recorded an aggregate $7.1 million impairment charge to reduce the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. The charge included a $3.7 million write-down of capitalized software costs associated with the Company’s Wholesale segment that will not be utilized over the intended service period, as well as a $3.4 million write-down associated with lower-than-expected store performance largely related to the Company’s Club Monaco retail business due in part to the economic downturn.

In addition, during the second quarter of Fiscal 2010, the Company recorded a non-cash impairment charge of $1.7 million to reduce the net carrying value of certain long-lived assets in its Retail segment to their estimated fair value, which was determined based on discounted expected cash flows. This impairment charge was related to the lower-than-expected operating performance of certain retail stores.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Restructuring

The Company has recorded restructuring liabilities in recent years relating to various cost-savings initiatives, as well as certain of its acquisitions. Through Fiscal 2009, in accordance with then applicable US GAAP, restructuring costs incurred in connection with acquisitions were capitalized as part of the purchase accounting for the transaction. As of the beginning of Fiscal 2010, in accordance with ASC 805, restructuring costs incurred in connection with acquisitions that are not obligations of the acquiree as of the acquisition date are expensed. Such acquisition-related restructuring costs were not material in any period. Liabilities for costs associated with non-acquisition-related restructuring initiatives are expensed and initially measured at fair value when incurred in accordance with US GAAP. A description of the nature of significant non-acquisition-related restructuring activities and related costs is presented below.

Apart from the restructuring activity related to the Fiscal 2009 Restructuring Plan as defined and discussed below, the Company recognized $6.7 million of restructuring charges during the six months ended September 26, 2009 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan.

During the six months ended September 27, 2008, the Company recognized $1.3 million of restructuring charges primarily related to employee termination costs associated with the transition of certain sourcing and production facilities in Southeast Asia.

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

In connection with the Fiscal 2009 Restructuring Plan, the Company recorded $20.8 million in restructuring charges during the fourth quarter of Fiscal 2009. A summary of the activity in the related liability for the six months ended September 26, 2009 is as follows:

	Severance	Lease
	and Benefits	Termination
	Costs	Costs	Total
	(millions)

Balance at March 28, 2009	$12.6	$4.9	$17.5
Additions charged to expense	—	—	—
Cash payments charged against reserve	(7.3)	(2.0)	(9.3)

Balance at September 26, 2009	$5.3	$2.9	$8.2

Payments related to severance and benefits and lease termination costs are expected to be paid in full primarily by the end of Fiscal 2010.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and six-month periods ended September 26, 2009 and September 27, 2008 is presented below:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(millions)

Unrecognized tax benefits beginning balance	$116.6	$119.2	$113.7	$117.5
Additions related to current period tax positions	1.9	1.4	3.5	3.3
Additions related to prior periods tax positions	3.2	9.9	3.2	9.9
Reductions related to prior periods tax positions	(9.1)	(6.4)	(9.1)	(6.4)
Reductions related to settlements with taxing authorities	(13.2)	—	(13.2)	—
Additions (reductions) related to foreign currency translation	1.8	(2.3)	3.1	(2.5)

Unrecognized tax benefits ending balance	$101.2	$121.8	$101.2	$121.8

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and six-month periods ended September 26, 2009 and September 27, 2008 is presented below:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(millions)

Accrued interest and penalties beginning balance	$43.1	$50.3	$41.1	$48.0
Additions charged to expense	0.1	4.8	1.9	7.1
Reductions related to prior period tax positions	(5.3)	(7.5)	(5.3)	(7.5)
Reductions related to settlements with taxing authorities	(6.9)	—	(6.9)	—
Additions (reductions) related to foreign currency translation	0.4	(0.5)	0.6	(0.5)

Accrued interest and penalties ending balance	$31.4	$47.1	$31.4	$47.1

The total amount of unrecognized tax benefits, including interest and penalties, was $132.6 million as of September 26, 2009 and was included within non-current liability for unrecognized tax benefits in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $103.8 million as of September 26, 2009.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potentially be reduced by up to approximately $6 million during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2000.

10.	Debt

Euro Debt

As of September 26, 2009, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of September 26, 2009, the carrying value of the Euro Debt was $307.5 million, compared to $406.4 million as of March 28, 2009.

In July 2009, the Company completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of its then outstanding €300 million principal amount of 4.5% notes due October 4, 2013 at a discounted purchase price of approximately 95%. A net pretax gain of $4.1 million related to this extinguishment of debt was recorded during the second quarter of Fiscal 2010 and has been classified as a component of interest and other income, net, in the Company’s consolidated statement of operations. The Company used its cash on hand to fund the debt extinguishment.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of September 26, 2009, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $12.5 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iv) consolidated rent expense. As of September 26, 2009, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

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

Refer to Note 14 of the Fiscal 2009 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

11.	Financial Instruments

Fair Value Measurements

ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). The three levels are defined as follows:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Level 2 Measurements
	September 26,	March 28,
	2009	2009
	(millions)

Financial assets carried at fair value:
Derivative financial instruments	$7.8	$27.7
Auction rate securities	2.3	2.3

Total	$10.1	$30.0

Financial liabilities carried at fair value:
Derivative financial instruments	$13.5	$3.4

Total	$13.5	$3.4

Derivative financial instruments are recorded at fair value in the Company’s consolidated balance sheets. To the extent these instruments are designated as cash flow hedges and highly effective at reducing the risk associated with the exposure being hedged, the related unrealized gains or losses are deferred in equity as a component of

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accumulated other comprehensive income. The Company’s derivative financial instruments are valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. The Company mitigates the impact of counterparty credit risk by entering into contracts with select financial institutions based on credit ratings and other factors, adhering to established limits for credit exposure and continually assessing the creditworthiness of its counterparties. Changes in counterparty credit risk are considered in the valuation of derivative financial instruments.

The Company’s auction rate securities are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets, with unrealized gains or losses deferred in equity as a component of accumulated other comprehensive income. Third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recently successful traded securities, and the total principal balance of each security.

Cash and cash equivalents, restricted cash, short-term and non-current investments, and accounts receivable are recorded at carrying value, which approximates fair value. The Company’s Euro Debt, which is adjusted for foreign currency fluctuations, is also reported at carrying value.

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of September 26, 2009 and March 28, 2009:

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance			Balance
	September 26,	March 28,	Sheet	Fair	Sheet	Fair	Sheet	Fair		Sheet	Fair
Derivative Instrument(a)	2009	2009	Line(b)	Value	Line(b)	Value	Line(b)	Value		Line(b)	Value
			September 26,		March 28,		September 26,			March 28,
			2009		2009		2009			2009
					(millions)

Designated Hedges:
FC — Inventory purchases	$336.4	$239.4	PP	$2.7	PP	$22.5	(d)	$(6.4)		AE	$(0.7)
FC — I/C royalty payments	117.2	89.9	—	—	(c)	3.9	(e)	(6.0)		AE	(1.2)
FC — Interest payments	13.1	17.9	PP	0.7	PP	0.1	—	—		—	—
FC — I/C marketing contributions	8.5	3.0	PP	0.5	—	—	—	—		AE	(0.4)
FC — Operational obligations	10.5	0.7	—	—	PP	0.1	—	—		—	—
NI — Euro Debt	307.5	406.4	—	—	—	—	LTD	(306.4	)(f)	LTD	(320.0	)(f)

Total Designated Hedges	$793.2	$757.3		$3.9		$26.6		$(318.8)			$(322.3)

Undesignated Hedges:
FC — Inventory purchases	$—	$16.9	—	$—	PP	$0.5	—	$—		AE	$(0.3)
FC — Interest payments	36.6	—	PP	1.9	—	—	AE	(1.1)		—	—
FC — Forecasted sales	25.9	—	PP	1.9	—	—	—	—		—	—
FC — Other	4.2	15.5	PP	0.1	PP	0.6	—	—		AE	(0.8)

Total Undesignated Hedges	$66.7	$32.4		$3.9		$1.1		$(1.1)			$(1.1)

Total Hedges	$859.9	$789.7		$7.8		$27.7		$(319.9)			$(323.4)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; NI = Net Investment; Euro Debt = Euro-denominated 4.5% notes due October 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$2.6 million included within PP and $1.3 million included within OA.

(d)	$3.7 million included within AE and $2.7 million included within ONCL.

(e)	$4.1 million included within AE and $1.9 million included within ONCL.

(f)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $307.5 million as of September 26, 2009 and $406.4 million as of March 28, 2009.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its consolidated financial statements for the three-month and six-month periods ended September 26, 2009 and September 27, 2008:

	Gains (Losses) Recognized in OCI(b)
	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
Derivative Instrument(a)	2009	2008	2009	2008
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$(13.6)	$21.0	$(21.9)	$22.4
FC — I/C royalty payments	(4.7)	2.2	(8.1)	2.9
FC — Interest payments	—	(0.7)	—	(0.6)
FC — I/C marketing contribution	0.4	(0.5)	0.7	(0.5)
FC — Operational obligations	—	0.1	—	(0.5)
FC — Euro Debt repurchase	(1.2)	—	—	—

	$(19.1)	$22.1	$(29.3)	$23.7

Designated Hedge of Net Investment:
Euro Debt	$(15.8)	$30.6	$(27.2)	$33.7

Total Designated Hedges	$(34.9)	$52.7	$(56.5)	$57.4

	Gains (Losses) Reclassified from AOCI(b) to Earnings
	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,	Location of Gains (Losses)
Derivative Instrument(a)	2009	2008	2009	2008	Reclassified from AOCI to Earnings
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$5.8	$(3.3)	$7.6	$(3.4)	Cost of goods sold
FC — I/C royalty payments	(0.5)	0.6	(0.7)	(0.3)	Foreign currency gains (losses)
FC — Interest payments	1.3	(0.7)	2.3	(0.7)	Foreign currency gains (losses)
FC — I/C marketing contributions	—	—	0.2	—	Foreign currency gains (losses)
FC — Operational obligations	—	(0.1)	—	(0.1)	Selling, general and administrative expenses
FC — Euro Debt repurchase	1.2	—	1.2	—	Foreign currency gains (losses)

Total Designated Hedges	$7.8	$(3.5)	$10.6	$(4.5)

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,	Location of Gains (Losses)
Derivative Instrument(a)	2009	2008	2009	2008	Recognized in Earnings
	(millions)

Undesignated Hedges:
FC — Inventory purchases	$(0.7)	$0.4	$(0.2)	$0.9	Foreign currency gains (losses)
FC — Forecasted sales	1.8	0.1	1.8	(0.3)	Foreign currency gains (losses)
FC — Other	(0.1)	0.1	(0.3)	0.3	Foreign currency gains (losses)

Total Undesignated Hedges	$1.0	$0.6	$1.3	$0.9

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 2013.

(b)	Accumulated other comprehensive income (“AOCI”), including the respective fiscal year’s other comprehensive income (“OCI”), is classified as a component of total equity.

Over the next twelve months, it is expected that approximately $4 million of net losses deferred in accumulated other comprehensive income related to derivative financial instruments outstanding as of September 26, 2009 will

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the periods presented.

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

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheets. Foreign currency exchange contracts designated as cash flow hedges at hedge inception are accounted for in accordance with ASC topic 815, “Derivatives and Hedging” (“ASC 815”) (formerly referred to as FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended”). As such, to the extent these hedges are effective, the related gains (losses) are deferred in equity as a component of accumulated other comprehensive income. These deferred gains (losses) are then recognized in our consolidated statements of operations as follows:

•	Forecasted Inventory Purchases — Recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold.

•	Intercompany Royalty Payments and Marketing Contributions — Recognized within foreign currency gains (losses) in the period in which the related royalties or marketing contributions being hedged are received or paid.

•	Operational Obligations — Recognized primarily within selling, general and administrative expenses in the period in which the hedged forecasted transaction affects earnings.

•	Interest Payments on Euro Debt — Recognized within foreign currency gains (losses) in the period in which the recorded liability impacts earnings due to foreign currency exchange remeasurement.

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

During the first quarter of Fiscal 2010, the Company entered into two foreign currency exchange contracts to mitigate the foreign exchange cash flow variability associated with the then forecasted repurchase of a portion of the Company’s outstanding Euro-denominated 4.5% notes in July 2009. The exchange contracts had an aggregate

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notional value of $123.0 million and were designated as cash flow hedges. Refer to Note 10 for further discussion of the Company’s partial repurchase of its Euro-denominated 4.5% notes.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. As required by ASC 815, the changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment under ASC topic 830, “Foreign Currency Matters” (“ASC 830”) (formerly referred to as FAS No. 52, “Foreign Currency Translation”), to the extent it is effective as a hedge. As such, changes in the fair value of the Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in equity as a component of accumulated other comprehensive income.

Investments

The Company classifies its investments in securities at the time of purchase as either held-to-maturity, available-for-sale or trading, and re-evaluates such classifications on a quarterly basis.

Held-to-maturity investments consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value. Available-for-sale investments consist of auction rate securities, which are recorded at fair value with unrealized gains and losses deferred in equity as a component of accumulated other comprehensive income.

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of September 26, 2009 and March 28, 2009:

	September 26, 2009			March 28, 2009
	Short-term	Non-current		Short-term	Non-current
Type of Investment	< 1 year	1 - 3 years	Total	< 1 year	1 - 3 years	Total
	(millions)

Held-to-Maturity:
Treasury bills	$155.4	$—	$155.4	$101.2	$—	$101.2
Municipal bonds	43.6	25.4	69.0	14.8	11.6	26.4
Commercial paper	15.0	—	15.0	—	—	—

Total held-to-maturity investments	$214.0	$25.4	$239.4	$116.0	$11.6	$127.6

Available-for-Sale:
Auction rate securities	$—	$2.3	$2.3	$—	$2.3	$2.3

Other:
Time deposits and other	$288.2	$16.7	$304.9	$222.7	$15.4	$238.1

Total Investments	$502.2	$44.4	$546.6	$338.7	$29.3	$368.0

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Equity

Summary of Changes in Equity

	Six Months Ended
	September 26,	September 27,
	2009	2008
	(millions)

Balance at beginning of period	$2,735.1	$2,389.7
Comprehensive income:
Net income	254.3	256.2
Foreign currency translation adjustments	88.8	(52.8)
Net realized and unrealized gains (losses) on derivative financial instruments	(41.8)	38.6
Net unrealized gains on available-for-sale investments	—	0.3
Net unrealized gains on defined benefit plans	0.2	—

Total comprehensive income	301.5	242.3

Cash dividends declared	(9.9)	(10.0)
Repurchases of common stock	(74.5)	(145.3)
Shares issued and equity grants made pursuant to stock-based compensation plans	43.4	48.7

Balance at end of period	$2,995.6	$2,525.4

Class B Common Stock Conversion

During the six months ended September 26, 2009, Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer, converted 0.6 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. This transaction resulted in a reclassification within equity, and had no net effect on the Company’s unaudited interim consolidated balance sheet for the six months ended September 26, 2009.

Common Stock Repurchase Program

During the six months ended September 26, 2009, 0.9 million shares of Class A common stock were repurchased by the Company at a cost of $60.0 million as part of its publicly announced repurchase program. The remaining availability under the Company’s existing common stock repurchase program was approximately $206 million as of September 26, 2009. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

In addition, during the six months ended September 26, 2009, 0.3 million shares of Class A common stock at a cost of $14.5 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”).

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

On November 4, 2009, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $225 million of Class A common stock.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. The second quarter Fiscal 2010 dividend of $0.05 per share was declared on September 15, 2009, payable to shareholders of record at the close of business on September 25, 2009, and paid on October 9, 2009. Dividends paid amounted to $9.9 million during the six months ended September 26, 2009 and $10.0 million during the six months ended September 27, 2008.

On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. In addition, the third quarter Fiscal 2010 dividend of $0.10 per share was declared on November 4, 2009, payable on January 8, 2010 to shareholders of record at the close of business on December 24, 2009.

13.	Stock-based Compensation

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

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(millions)

Compensation expense	$(11.8)	$(12.3)	$(24.4)	$(22.6)

Income tax benefit	$4.3	$4.5	$9.0	$8.3

The Company granted its Fiscal 2010 annual stock-based compensation awards in the second quarter of Fiscal 2010. Due to the timing of the annual grant, stock-based compensation cost recognized during the three-month and six-month periods ended September 26, 2009 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2010.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted-

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average assumptions used to estimate the fair value of stock options granted during the six months ended September 26, 2009 and September 27, 2008 were as follows:

	Six Months Ended
	September 26,	September 27,
	2009	2008

Expected term (years)	4.3	4.3
Expected volatility	43.9%	31.8%
Expected dividend yield	0.40%	0.29%
Risk-free interest rate	2.1%	3.1%
Weighted-average option grant date fair value	$19.80	$17.41

A summary of the stock option activity under all plans during the six months ended September 26, 2009 is as follows:

Number of
Shares
(thousands)

Options outstanding at March 28, 2009	5,698
Granted	865
Exercised	(446)
Cancelled/Forfeited	(100)

Options outstanding at September 26, 2009	6,017

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The Company’s weighted-average grant date fair values of restricted stock shares and RSUs granted during the six months ended September 26, 2009 and September 27, 2008 were as follows:

	Six Months Ended
	September 26,	September 27,
	2009	2008

Weighted-average grant date fair value of restricted stock	$41.58	$59.22
Weighted-average grant date fair value of service-based RSUs	—	64.73
Weighted-average grant date fair value of performance-based RSUs	53.96	57.59

Generally, restricted stock grants vest over a five-year period of time, subject to the executive’s continuing employment. Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based RSUs generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs generally vest (a) upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals either (i) in each year of the three-year vesting period for grants made prior

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to fiscal year 2008 or (ii) solely in the initial year of the three-year vesting period for grants made during and after fiscal year 2008.

A summary of the restricted stock and RSU activity during the six months ended September 26, 2009 is as follows:

		Service-	Performance-
	Restricted Stock	based RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
		(thousands)

Nonvested at March 28, 2009	23	659	1,168
Granted	9	—	662
Vested	(3)	(120)	(578)
Cancelled	(2)	—	(30)

Nonvested at September 26, 2009	27	539	1,222

14.	Commitments and Contingencies

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The court granted preliminary approval of the settlement terms on July 17, 2009. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. The Company expects that the court will grant final approval of the settlement terms related to this matter following a hearing in December 2009. As part of the required settlement process, the Company has notified the relevant attorneys general regarding the potential settlement, and no objections have been registered.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the court granted

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Polo’s summary judgment motion to dismiss most of the claims against the Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower court’s ruling. Discovery on those claims that were not dismissed is ongoing and a trial date has not yet been set. We intend to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

Other Matters

We are otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, and employee relations. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, our assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to us or determinations by judges, juries or other

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

15.	Segment Reporting

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

Net revenues and operating income for each segment are as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(millions)

Net revenues:
Wholesale	$814.6	$846.2	$1,334.1	$1,420.7
Retail	512.5	530.6	975.5	1,023.0
Licensing	47.1	52.1	88.3	98.7

Total net revenues	$1,374.2	$1,428.9	$2,397.9	$2,542.4

Operating income:
Wholesale	$220.7	$211.7	$296.6	$319.1
Retail	63.5	57.4	133.2	124.5
Licensing	23.5	26.8	49.2	51.0

	307.7	295.9	479.0	494.6
Less:
Unallocated corporate expenses	(55.5)	(52.1)	(109.7)	(103.8)
Unallocated restructuring charges(a)	(6.3)	(0.9)	(6.7)	(1.3)

Total operating income	$245.9	$242.9	$362.6	$389.5

(a)	Restructuring charges for the three months ended September 26, 2009 included $2.8 million related to the Wholesale segment, $2.6 million related to the Retail segment and $0.9 million related to Corporate operations. Restructuring charges for the six months ended September 26, 2009 included $3.1 million related to the Wholesale segment, $2.6 million related to the Retail segment and $1.0 million related to Corporate operations.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring charges for the three-month and six-month periods ended September 27, 2008 primarily related to the Wholesale segment.

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(millions)

Depreciation and amortization:
Wholesale	$14.1	$14.4	$27.6	$28.5
Retail	19.1	20.3	38.1	40.3
Licensing	0.5	0.8	1.0	1.6
Unallocated corporate expenses	11.4	11.5	22.7	22.7

Total depreciation and amortization	$45.1	$47.0	$89.4	$93.1

16.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(millions)

Cash paid for interest	$6.7	$0.6	$7.6	$2.2

Cash paid for income taxes	$62.1	$65.9	$80.5	$79.5

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $17.8 million for the six months ended September 26, 2009 and $17.0 million for the six months ended September 27, 2008. Significant non-cash investing activities during the six months ended September 27, 2008 also included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Childrenswear and Golf Acquisition (see Note 5 for further discussion).

Significant non-cash financing activities during the six months ended September 26, 2009 included the conversion of 0.6 million shares of Class B common stock into an equal number of shares of Class A common stock, as described further in Note 12.

There were no other significant non-cash investing or financing activities for the six months ended September 26, 2009 or September 27, 2008.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and six-month periods ended September 26, 2009. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and six-month periods ended September 26, 2009 and September 27, 2008.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six-month periods ended September 26, 2009 and September 27, 2008, as well as a discussion of our financial condition and liquidity as of September 26, 2009 as compared to the end of fiscal year 2009. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in our financial condition and contractual obligations since the end of fiscal year 2009.

•	Market risk management. This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of fiscal year 2009.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of fiscal 2009. Significant changes include those considered to be important to our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2009 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2010 will end on April 3, 2010 and will be a 53-week period (“Fiscal 2010”). Fiscal year 2009 ended on March 28, 2009 and reflected a 52-week period (“Fiscal 2009”). In turn, the second quarter for Fiscal 2010 ended on September 26, 2009 and was a 13-week period. The second quarter for Fiscal 2009 ended on September 27, 2008 and also was a 13-week period.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business (representing approximately 57% of Fiscal 2009 net revenues) consists of wholesale-channel sales made principally to major department stores, specialty stores and golf and pro shops located throughout the U.S., Europe and Asia. Our retail business (representing approximately 39% of Fiscal 2009 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, and through our retail internet sites located at www.RalphLauren.com and www.Rugby.com. In addition, our licensing business (representing approximately 4% of Fiscal 2009 net revenues) consists of royalty-based arrangements under which we license to third parties the right to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 28% of our Fiscal 2009 net revenues was earned in regions outside of the U.S. and Canada.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, our operating results for the three-month and six-month periods ended September 26, 2009, and our cash flows for the six-month period ended September 26, 2009 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2010.

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

Operating Results

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008

During the second quarter of Fiscal 2010, we reported revenues of $1.374 billion, net income of $177.5 million and net income per diluted share of $1.75. This compares to revenues of $1.429 billion, net income of $161.0 million and net income per diluted share of $1.58 during the second quarter of Fiscal 2009.

Our operating performance for the three months ended September 26, 2009 was primarily affected by a 3.8% decline in revenues, principally due to lower revenues from our domestic Wholesale business and a net decline in our comparable global Retail store sales largely associated with the current global economic environment. The decrease also was due to net unfavorable foreign currency effects. Despite the decline in revenues, we experienced an increase in gross profit percentage of 190 basis points to 57.1% primarily due to the favorable effects of supply chain cost savings initiatives and improved inventory management particularly in our European businesses, as well as growth in our Japanese Wholesale operations driven by the Japanese Childrenswear and Golf Acquisition (as defined and discussed under “Recent Developments” below). Selling, general and administrative (“SG&A”) expenses decreased during the second quarter of Fiscal 2010 primarily as a result of lower variable expenses associated with lower sales and the implementation of various cost-savings initiatives in response to the current economic downturn.

Net income and net income per diluted share increased during the second quarter of Fiscal 2010 as compared to the second quarter of Fiscal 2009, principally due to an $18.8 million decrease in the provision for income taxes and a $3.0 million increase in operating income.

Six Months Ended September 26, 2009 Compared to Six Months Ended September 27, 2008

During the first half of Fiscal 2010, we reported revenues of $2.398 billion, net income of $254.3 million and net income per diluted share of $2.51. This compares to revenues of $2.542 billion, net income of $256.2 million and net income per diluted share of $2.51 during the first half of Fiscal 2009.

Our operating performance for the six months ended September 26, 2009 was primarily affected by a 5.7% decline in revenues, principally due to lower revenues from our domestic Wholesale business and a net decline in our comparable global Retail store sales largely associated with the current global economic environment. The decrease also was due to net unfavorable foreign currency effects. Despite the decline in revenues, we experienced an increase in gross profit percentage of 170 basis points to 57.8% primarily due to the favorable effects of supply chain cost savings initiatives and improved inventory management particularly in our European businesses, as well as growth in our Japanese Wholesale operations driven by the Japanese Childrenswear and Golf Acquisition (as defined and discussed under “Recent Developments” below). SG&A expenses decreased during the first half of Fiscal 2010 primarily as a result of lower variable expenses associated with lower sales and the implementation of various cost-savings initiatives in response to the current economic downturn.

Net income decreased slightly during the first half of Fiscal 2010 as compared to the first half of Fiscal 2009, due to a $26.9 million decrease in operating income and a $7.5 million aggregate net increase in other pretax charges, mostly offset by a $32.5 million decrease in the provision for income taxes. Net income per diluted share remained consistent with the comparable prior year period, as the effect of the slightly lower net income was offset by lower weighted-average diluted shares outstanding for the six months ended September 26, 2009.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the first half of Fiscal 2010 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $662.6 million, compared to $442.8 million as of the end of Fiscal 2009.

The improvement in our financial position was primarily due to our operating cash flows, partially offset by our investing activities and treasury stock repurchases. Our equity increased to $2.996 billion as of September 26, 2009, compared to $2.735 billion as of March 28, 2009, primarily due to our net income during the first half of Fiscal 2010, offset in part by our share repurchase activity.

We generated $320.5 million of cash from operations during the six months ended September 26, 2009, compared to $388.0 million during the six months ended September 27, 2008. We used some of our cash availability to reinvest in our business and to support our common stock repurchase program. In particular, we spent $53.0 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure. We also used $74.5 million to repurchase 1.2 million shares of Class A common stock, including shares surrendered for tax withholdings.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three-month and six-month periods ended September 26, 2009 and September 27, 2008 has been affected by certain transactions, including:

•	The Japanese Childrenswear and Golf Acquisition (as defined and discussed under “Recent Developments” below) that occurred on August 1, 2008; and

•	Certain pretax charges related to asset impairments and restructurings during the fiscal periods presented.

A summary of the effect of certain of these items on pretax income for each applicable fiscal period presented is noted below (references to “Notes” are to the notes to the accompanying unaudited interim consolidated financial statements):

	Three Months Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(millions)

Impairments of assets (see Note 7)	$(1.7)	$(7.1)	$(1.7)	$(7.1)
Restructuring charges (see Note 8)	(6.3)	(0.9)	(6.7)	(1.3)

	$(8.0)	$(8.0)	$(8.4)	$(8.4)

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

RESULTS OF OPERATIONS

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	September 26,	September 27,
	2009	2008	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,374.2	$1,428.9	$(54.7)	(3.8)%
Cost of goods sold(a)	(589.4)	(640.7)	51.3	(8.0)%

Gross profit	784.8	788.2	(3.4)	(0.4)%
Gross profit as % of net revenues	57.1%	55.2%

Selling, general and administrative expenses(a)	(525.7)	(532.3)	6.6	(1.2)%
SG&A as % of net revenues	38.3%	37.3%

Amortization of intangible assets	(5.2)	(5.0)	(0.2)	4.0%
Impairments of assets	(1.7)	(7.1)	5.4	(76.1)%
Restructuring charges	(6.3)	(0.9)	(5.4)	600.0%

Operating income	245.9	242.9	3.0	1.2%
Operating income as % of net revenues	17.9%	17.0%

Foreign currency gains (losses)	(2.6)	2.7	(5.3)	(196.3)%
Interest expense	(5.6)	(6.1)	0.5	(8.2)%
Interest and other income, net	6.4	5.9	0.5	8.5%
Equity in income (loss) of equity-method investees	(1.8)	(0.8)	(1.0)	125.0%

Income before provision for income taxes	242.3	244.6	(2.3)	(0.9)%
Provision for income taxes	(64.8)	(83.6)	18.8	(22.5)%

Effective tax rate(b)	26.7%	34.2%

Net income	$177.5	$161.0	$16.5	10.2%

Net income per share — Basic	$1.79	$1.62	$0.17	10.5%

Net income per share — Diluted	$1.75	$1.58	$0.17	10.8%

(a)	Includes total depreciation expense of $39.9 million and $42.0 million for the three-month periods ended September 26, 2009 and September 27, 2008, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues decreased by $54.7 million, or 3.8%, to $1.374 billion in the second quarter of Fiscal 2010 from $1.429 billion in the second quarter of Fiscal 2009. The decrease was principally due to lower revenues from our global Wholesale business and a net decline in our global Retail store sales, both including net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues decreased by 3.1%. On a reported basis, Wholesale revenues decreased by $31.6 million, principally due to a net sales decline in most of our domestic product lines, and to a lesser extent, due to decreased sales from our European business, both largely as a result of the ongoing challenging global retail environment. This decrease was offset in part by increased revenues from our Japanese Wholesale business, primarily as a result of the Japanese Childrenswear and Golf Acquisition. Retail revenues decreased by $18.1 million primarily as a result of a net decrease in comparable global full-price and domestic factory store sales largely associated with the current negative global economic environment, partially offset by an increase in our comparable European factory store sales, continued store expansion and growth in RalphLauren.com sales. Licensing revenue decreased by $5.0 million, principally due to a decrease in international licensing royalties driven by the loss of licensing revenues from the Japanese childrenswear and golf businesses, which are now consolidated as part of the Wholesale segment.

Net revenues for our three business segments are provided below:

	Three Months Ended
	September 26,	September 27,
	2009	2008	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$814.6	$846.2	$(31.6)	(3.7)%
Retail	512.5	530.6	(18.1)	(3.4)%
Licensing	47.1	52.1	(5.0)	(9.6)%

Total net revenues	$1,374.2	$1,428.9	$(54.7)	(3.8)%

Wholesale net revenues — The net decrease primarily reflects:

•	a $39 million aggregate net decrease in our domestic businesses primarily due to a decrease in menswear and womenswear sales (including a decline in revenues from related American Living product categories) as a result of the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section). This decrease was offset in part by higher footwear sales primarily attributable to increased door penetration and an increase in childrenswear sales;

•	an $8 million net decrease in our European businesses on a constant currency basis primarily driven by decreased sales in our menswear and childrenswear product lines, partially offset by an increase in womenswear sales due to the inclusion of revenues from the newly launched Lauren product line; and

•	a $7 million net decrease in revenues due to an unfavorable foreign currency effect related to the weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar in the second quarter of Fiscal 2010.

The above net decrease was partially offset by:

•	a $22 million net increase in our Japanese operations on a constant currency basis primarily as a result of the inclusion of three months of revenues from the Japanese Childrenswear and Golf Acquisition in comparison to one month in the comparable prior year period (see “Recent Developments” for further discussion).

Retail net revenues — For purposes of the discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes both Ralph Lauren (including Rugby) and Club Monaco stores, as well as RalphLauren.com.

The net decrease in retail net revenues primarily reflects:

•	a $35 million aggregate net decrease in comparable physical store sales driven by our global full-price and domestic factory stores, including a net aggregate unfavorable foreign currency effect of $7 million primarily related to the weakening of the Euro in comparison to the U.S. dollar in the second quarter of Fiscal 2010. This decrease was partially offset by a $5 million increase in RalphLauren.com sales. Comparable store sales are provided below:

Three Months
Ended
September 26,
2009

Increases/(decreases) in comparable store sales as reported:
Full-price Ralph Lauren store sales	(18)%
Full-price Club Monaco store sales	(3)%
Factory store sales	(4)%
RalphLauren.com sales	12%
Total decrease in comparable store sales as reported	(6)%

Increases/(decreases) in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	(16)%
Full-price Club Monaco store sales	(3)%
Factory store sales	(3)%
RalphLauren.com sales	12%
Total decrease in comparable store sales excluding the effect of foreign currency	(5)%

The above net decrease was partially offset by:

•	a $12 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of 4 stores, to a total of 328 stores, as compared to the second quarter of Fiscal 2009. The net increase in store count was primarily due to a number of new domestic and international factory store openings, offset in part by closure of certain Club Monaco stores.

Licensing revenue — The net decrease primarily reflects:

•	a $3 million decrease in international licensing royalties, principally due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion);

•	a $1 million decrease in domestic product licensing royalties, primarily driven by a decrease in fragrance-related royalties; and

•	a $1 million decrease in home licensing royalties.

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

Gross profit decreased by $3.4 million, or 0.4%, to $784.8 million in the second quarter of Fiscal 2010 from $788.2 million in the second quarter of Fiscal 2009. Gross profit as a percentage of net revenues increased by 190 basis points to 57.1% for the three months ended September 26, 2009 from 55.2% for the three months ended September 27, 2008, primarily due to the favorable effects of supply chain cost savings initiatives and improved inventory management particularly in our European businesses, as well as growth in our Japanese Wholesale operations driven by the Japanese Childrenswear and Golf Acquisition.

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

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses decreased by $6.6 million, or 1.2%, to $525.7 million in the second quarter of Fiscal 2010 from $532.3 million in the second quarter of Fiscal 2009. The decrease included a net favorable foreign currency effect of approximately $1 million, primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar in the second quarter of Fiscal 2010. SG&A expenses as a percent of net revenues increased to 38.3% for the three months ended September 26, 2009 from 37.3% for the three months ended September 27, 2008. The 100 basis point increase was primarily driven by the decrease in net revenues coupled with an increase in operating expenses attributable to our new business initiatives. The $6.6 million decrease in SG&A expenses was primarily driven by:

•	lower selling expenses of approximately $13 million principally relating to lower retail and wholesale sales;

•	an approximate $11 million decrease in brand-related marketing and advertising costs; and

•	an approximate $6 million net decrease in litigation-related charges.

The above decreases were partially offset by:

•	higher compensation-related expenses of approximately $11 million; and

•	an approximate $10 million increase related to the inclusion of a full quarter of SG&A costs for our recently acquired Japanese childrenswear and golf businesses in comparison to one month in the comparable prior year period, including costs incurred pursuant to transition service arrangements (see “Recent Developments” for further discussion).

Amortization of Intangible Assets.  Amortization of intangible assets increased by $0.2 million, or 4.0%, to $5.2 million in the second quarter of Fiscal 2010 from $5.0 million in the second quarter of Fiscal 2009. This slight increase was primarily due to the amortization of intangible assets acquired in connection with the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Impairments of Assets.  A non-cash impairment charge of $1.7 million was recognized in the second quarter of Fiscal 2010, compared to $7.1 million in the second quarter of Fiscal 2009. These charges reduced the net carrying values of certain long-lived assets to their estimated fair values within the Company’s Retail and Wholesale segments. These impairment charges were principally attributable to lower-than-expected operating performances in certain stores due in part to the economic downturn. See Note 7 to the accompanying unaudited interim consolidated financial statements for further discussion.

Restructuring Charges.  Restructuring charges of $6.3 million in the second quarter of Fiscal 2010 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. Restructuring charges of $0.9 million in the second quarter of Fiscal 2009 primarily related to employee termination costs associated with the transition of certain sourcing and production facilities in Southeast Asia.

Operating Income.  Operating income increased by $3.0 million, or 1.2%, to $245.9 million in the second quarter of Fiscal 2010 from $242.9 million in the second quarter of Fiscal 2009. Operating income as a percentage of net revenues increased 90 basis points, to 17.9% for the three months ended September 26, 2009 from 17.0% for the three months ended September 27, 2008. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin, partially offset by the increase in SG&A expenses as a percent of net revenues, as previously discussed.

Operating income as reported for our three business segments is provided below:

	Three Months Ended
	September 26,	September 27,
	2009	2008	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$220.7	$211.7	$9.0	4.3%
Retail	63.5	57.4	6.1	10.6%
Licensing	23.5	26.8	(3.3)	(12.3)%

	307.7	295.9	11.8	4.0%
Less:
Unallocated corporate expenses	(55.5)	(52.1)	(3.4)	6.5%
Unallocated restructuring charges	(6.3)	(0.9)	(5.4)	600.0%

Total operating income	$245.9	$242.9	$3.0	1.2%

Wholesale operating income increased by $9.0 million primarily as a result of higher gross margin driven by our European and Japanese businesses. This increase was partially offset by lower revenues, as well as higher SG&A expenses in support of the Japanese childrenswear and golf businesses and other new business initiatives.

Retail operating income increased by $6.1 million primarily as a result of higher gross margin driven by improved inventory management in our European factory business, as well as lower compensation-related expenses principally relating to our cost-savings initiatives. These increases were partially offset by lower revenues.

Licensing operating income decreased by $3.3 million primarily as a result of lower revenues largely driven by a decline in international royalties, as well as higher net costs associated with the transition of our licensed businesses to wholly owned operations.

Unallocated corporate expenses increased by $3.4 million, primarily as a result of an increase in compensation-related expenses, partially offset by lower brand-related marketing and advertising costs.

Unallocated restructuring charges of $6.3 million in the second quarter of Fiscal 2010 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. Unallocated restructuring charges of $0.9 million in the second quarter of Fiscal 2009 primarily related to employee termination costs associated with the transition of certain sourcing and production facilities in Southeast Asia.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $2.6 million in the second quarter of Fiscal 2010, compared to a gain of $2.7 million in the second quarter of Fiscal 2009. The increase in foreign currency losses was primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense decreased by $0.5 million, or 8.2%, to $5.6 million in the second quarter of Fiscal 2010 from $6.1 million in the second quarter of Fiscal 2009. This decrease was primarily due to a lower principal amount of our outstanding Euro-denominated 4.5% notes as a result of a partial debt extinguishment in July 2009, as well as favorable foreign currency effects related to this debt.

Interest and Other Income, net.  Interest and other income, net, increased by $0.5 million, or 8.5%, to $6.4 million in the second quarter of Fiscal 2010 from $5.9 million in the second quarter of Fiscal 2009. Interest and other income, net, for the current quarter included a net gain of $4.1 million related to a partial extinguishment of the Company’s Euro-denominated 4.5% notes in July 2009. Offsetting this increase was lower interest income primarily driven by lower yields relating to lower market rates of interest in the second quarter of Fiscal 2010, offset in part by an increase in our average balance of cash and short-term and non-current investments during the second quarter of Fiscal 2010.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $1.8 million in the second quarter of Fiscal 2010 related to the Company’s share of loss from its joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting. The equity in loss of equity-method investees of $0.8 million in the second quarter of Fiscal 2009 related to certain start-up costs associated with the RL Watch Company.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $18.8 million, or 22.5%, to $64.8 million in the second quarter of Fiscal 2010 from $83.6 million in the second quarter of Fiscal 2009. The decrease in provision for income taxes was primarily due to a reduction in our reported effective tax rate of 750 basis points, to 26.7% for the three months ended September 26, 2009 from 34.2% for the three months ended September 27, 2008. The lower effective tax rate was primarily due to a more favorable geographic mix of earnings, as well as tax reserve reductions principally associated with an audit settlement. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income.  Net income increased by $16.5 million, or 10.2%, to $177.5 million in the second quarter of Fiscal 2010 from $161.0 million in the second quarter of Fiscal 2009. The increase in net income principally related to an $18.8 million decrease in the provision for income taxes and a $3.0 million increase in operating income, as previously discussed.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.17, or 10.8%, to $1.75 per share in the second quarter of Fiscal 2010 from $1.58 per share in the second quarter of Fiscal 2009. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and slightly lower weighted-average diluted shares outstanding for the three months ended September 26, 2009.

Six Months Ended September 26, 2009 Compared to Six Months Ended September 27, 2008

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Six Months Ended
	September 26,	September 27,
	2009	2008	$ Change	% Change
	(millions, except per share data)

Net revenues	$2,397.9	$2,542.4	$(144.5)	(5.7)%
Cost of goods sold(a)	(1,011.9)	(1,115.8)	103.9	(9.3)%

Gross profit	1,386.0	1,426.6	(40.6)	(2.8)%
Gross profit as % of net revenues	57.8%	56.1%
Selling, general and administrative expenses(a)	(1,004.6)	(1,018.8)	14.2	(1.4)%
SG&A as % of net revenues	41.9%	40.1%
Amortization of intangible assets	(10.4)	(9.9)	(0.5)	5.1%
Impairments of assets	(1.7)	(7.1)	5.4	(76.1)%
Restructuring charges	(6.7)	(1.3)	(5.4)	415.4%

Operating income	362.6	389.5	(26.9)	(6.9)%
Operating income as % of net revenues	15.1%	15.3%
Foreign currency gains (losses)	(1.7)	2.9	(4.6)	(158.6)%
Interest expense	(12.2)	(13.1)	0.9	(6.9)%
Interest and other income, net	9.2	13.1	(3.9)	(29.8)%
Equity in income (loss) of equity-method investees	(1.5)	(1.6)	0.1	(6.3)%

Income before provision for income taxes	356.4	390.8	(34.4)	(8.8)%
Provision for income taxes	(102.1)	(134.6)	32.5	(24.1)%

Effective tax rate (b)	28.6%	34.4%

Net income	$254.3	$256.2	$(1.9)	(0.7)%

Net income per share — Basic	$2.56	$2.58	$(0.02)	(0.8)%

Net income per share — Diluted	$2.51	$2.51	$0.00	0.0%

(a)	Includes total depreciation expense of $79.0 million and $83.2 million for the six-month periods ended September 26, 2009 and September 27, 2008, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues decreased by $144.5 million, or 5.7%, to $2.398 billion in the first half of Fiscal 2010 from $2.542 billion in the first half of Fiscal 2009. The decrease was principally due to lower revenues from our global Wholesale business and a net decline in our global Retail store sales, both including net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues decreased by 4.3%. On a reported basis, Wholesale revenues decreased by $86.6 million, primarily as a result of a net sales decline in most of our domestic product lines largely due to the ongoing challenging U.S. retail environment, offset in part by increased revenues from our Japanese business primarily as a result of the Japanese Childrenswear and Golf Acquisition. Retail revenues decreased by $47.5 million primarily as a result of a net decrease in comparable global full-price and domestic factory store sales largely associated with the current negative global economic environment, partially offset by an increase in our comparable European factory store sales, continued store expansion and growth in RalphLauren.com sales. Licensing revenue decreased by $10.4 million, principally due to a decrease in international licensing royalties driven by the loss of licensing revenues from the Japanese childrenswear and golf businesses, which are now consolidated as part of the Wholesale segment, as well as a decrease in domestic product licensing revenues due to lower fragrance-related royalties.

Net revenues for our three business segments are provided below:

	Six Months Ended
	September 26,	September 27,
	2009	2008	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$1,334.1	$1,420.7	$(86.6)	(6.1)%
Retail	975.5	1,023.0	(47.5)	(4.6)%
Licensing	88.3	98.7	(10.4)	(10.5)%

Total net revenues	$2,397.9	$2,542.4	$(144.5)	(5.7)%

Wholesale net revenues — The net decrease primarily reflects:

•	an $84 million aggregate net decrease in our domestic businesses primarily due to a decrease in menswear and womenswear sales (including a decline in revenues from related American Living product categories) as a result of the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section). This decrease was offset in part by higher footwear sales primarily attributable to increased door penetration and an increase in childrenswear sales;

•	a $21 million net decrease in revenues due to an unfavorable foreign currency effect related to the weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar in the first half of Fiscal 2010; and

•	a $10 million net decrease in our European businesses on a constant currency basis primarily driven by decreased sales in our menswear and childrenswear product lines, partially offset by an increase in womenswear sales largely due to the inclusion of revenues from the newly launched Lauren product line.

The above net decrease was partially offset by:

•	a $28 million net increase in our Japanese operations on a constant currency basis primarily as a result of the inclusion of six months of revenues from the Japanese Childrenswear and Golf Acquisition in comparison to one month in the comparable prior year period (see “Recent Developments” for further discussion), offset in part by a net sales decline in our core businesses.

Retail net revenues — The net decrease primarily reflects:

•	an $81 million aggregate net decrease in comparable physical store sales driven by our global full-price and domestic factory stores, including a net aggregate unfavorable foreign currency effect of $20 million primarily related to the weakening of the Euro in comparison to the U.S. dollar in the first half of Fiscal 2010. This decrease was partially offset by a $10 million increase in RalphLauren.com sales.

Comparable store sales are provided below:

Six Months
Ended
September 26,
2009

Increases/(decreases) in comparable store sales as reported:
Full-price Ralph Lauren store sales	(21)%
Full-price Club Monaco store sales	(9)%
Factory store sales	(4)%
RalphLauren.com sales	13%
Total decrease in comparable store sales as reported	(7)%

Increases/(decreases) in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	(19)%
Full-price Club Monaco store sales	(9)%
Factory store sales	(3)%
RalphLauren.com sales	13%
Total decrease in comparable store sales excluding the effect of foreign currency	(6)%

The above net decrease was partially offset by:

•	a $24 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of 7 stores, to a total of 328 stores, as compared to the first half of Fiscal 2009. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings, offset in part by closure of certain Club Monaco stores.

Licensing revenue — The net decrease primarily reflects:

•	a $5 million decrease in international licensing royalties, primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion);

•	a $3 million decrease in domestic product licensing royalties, primarily driven by lower fragrance-related royalties; and

•	a $2 million decrease in home licensing royalties.

Gross Profit.  Gross profit decreased by $40.6 million, or 2.8%, to $1.386 billion in the first half of Fiscal 2010 from $1.427 billion in the first half of Fiscal 2009. Gross profit as a percentage of net revenues increased by 170 basis points to 57.8% for the six months ended September 26, 2009 from 56.1% for the six months ended September 27, 2008, primarily due to the favorable effects of supply chain cost savings initiatives and improved inventory management particularly in our European businesses, as well as growth in our Japanese Wholesale operations driven by the Japanese Childrenswear and Golf Acquisition.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses decreased by $14.2 million, or 1.4%, to $1.005 billion in the first half of Fiscal 2010 from $1.019 billion in the first half of Fiscal 2009. The decrease included a net favorable foreign currency effect of approximately $12 million, primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar in the first half of Fiscal 2010. SG&A expenses as a percent of net revenues increased to 41.9% for the six months ended September 26, 2009 from 40.1% for the six months ended September 27, 2008. The 180 basis point increase was primarily driven by the decrease in net revenues coupled with an increase in operating expenses attributable to our new business initiatives. The $14.2 million decrease in SG&A expenses was primarily driven by:

•	lower selling expenses of approximately $25 million principally relating to lower retail and wholesale sales;

•	an approximate $17 million decrease in brand-related marketing and advertising costs; and

•	an approximate $6 million net decrease in litigation-related charges.

The above decreases were partially offset by:

•	an approximate $25 million increase related to the inclusion of six months of SG&A costs for our recently acquired Japanese childrenswear and golf businesses in comparison to one month in the comparable prior year period, including costs incurred pursuant to transition service arrangements (see “Recent Developments” for further discussion); and

•	higher compensation-related expenses of approximately $8 million.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $0.5 million, or 5.1%, to $10.4 million in the first half of Fiscal 2010 from $9.9 million in the first half of Fiscal 2009. This slight increase was primarily due to the amortization of intangible assets acquired in connection with the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Impairments of Assets.  A non-cash impairment charge of $1.7 million was recognized in the first half of Fiscal 2010, compared to $7.1 million in the first half of Fiscal 2009. These charges reduced the net carrying values of certain long-lived assets to their estimated fair values within the Company’s Retail and Wholesale segments. These impairment charges were principally attributable to lower-than-expected operating performances in certain stores due in part to the economic downturn. See Note 7 to the accompanying unaudited interim consolidated financial statements for further discussion.

Restructuring Charges.  Restructuring charges of $6.7 million in the first half of Fiscal 2010 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. Restructuring charges of $1.3 million in the first half of Fiscal 2009 primarily related to employee termination costs associated with the transition of certain sourcing and production facilities in Southeast Asia.

Operating Income.  Operating income decreased by $26.9 million, or 6.9%, to $362.6 million in the first half of Fiscal 2010 from $389.5 million in the first half of Fiscal 2009. Operating income as a percentage of net revenues decreased 20 basis points, to 15.1% for the six months ended September 26, 2009 from 15.3% for the six months ended September 27, 2008. The decrease in operating income as a percentage of net revenues primarily reflected the increase in SG&A expenses as a percent of net revenues, partially offset by the increase in gross profit margin, as previously discussed.

Operating income as reported for our three business segments is provided below:

	Six Months Ended
	September 26,	September 27,
	2009	2008	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$296.6	$319.1	$(22.5)	(7.1)%
Retail	133.2	124.5	8.7	7.0%
Licensing	49.2	51.0	(1.8)	(3.5)%

	479.0	494.6	(15.6)	(3.2)%
Less:
Unallocated corporate expenses	(109.7)	(103.8)	(5.9)	5.7%
Unallocated restructuring charges	(6.7)	(1.3)	(5.4)	415.4%

Total operating income	$362.6	$389.5	$(26.9)	(6.9)%

Wholesale operating income decreased by $22.5 million primarily as a result of lower revenues, as well as higher SG&A expenses in support of the Japanese Childrenswear and Golf Acquisition. These decreases were partially offset by higher gross margin primarily in our European and Japanese businesses.

Retail operating income increased by $8.7 million primarily as a result of higher gross margin driven by improved inventory management in our European factory business, as well as lower compensation-related expenses principally relating to our cost-savings initiatives. These increases were partially offset by lower revenues.

Licensing operating income decreased by $1.8 million primarily as a result of lower revenues largely driven by a decline in international royalties and domestic product royalties, partially offset by lower net costs associated with the transition of our licensed businesses to wholly owned operations.

Unallocated corporate expenses increased by $5.9 million, primarily as a result of an increase in compensation-related expenses, partially offset by lower brand-related marketing and advertising costs.

Unallocated restructuring charges of $6.7 million in the first half of Fiscal 2010 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. Unallocated restructuring charges of $1.3 million in the first half of Fiscal 2009 primarily related to employee termination costs associated with the transition of certain sourcing and production facilities in Southeast Asia.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.7 million in the first half of Fiscal 2010, compared to a gain of $2.9 million in the first half of Fiscal 2009. The increase in foreign currency losses was primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense decreased by $0.9 million, or 6.9%, to $12.2 million in the first half of Fiscal 2010 from $13.1 million in the first half of Fiscal 2009. This decrease was primarily due to a lower principal amount of our outstanding Euro-denominated 4.5% notes as a result of a partial debt extinguishment in July 2009, as well as favorable foreign currency effects related to this debt.

Interest and Other Income, net.  Interest and other income, net, decreased by $3.9 million, or 29.8%, to $9.2 million in the first half of Fiscal 2010 from $13.1 million in the first half of Fiscal 2009, primarily due to lower yields relating to lower market rates of interest. This decrease was offset in part by an increase in our average balance of cash and short-term and non-current investments during the first half of Fiscal 2010, as well as a net gain of $4.1 million related to a partial extinguishment of the Company’s Euro-denominated 4.5% notes in July 2009.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $1.5 million in the first half of Fiscal 2010 related to the Company’s share of loss from its joint venture, the RL Watch Company, which is accounted for under the equity method of accounting. The equity in loss of equity-method investees of $1.6 million in the first half of Fiscal 2009 related to certain start-up costs associated with the RL Watch Company.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $32.5 million, or 24.1%, to $102.1 million for the first half of Fiscal 2010 from $134.6 million for the first half of Fiscal 2009. The decrease in provision for income taxes was primarily due to a net reduction in our reported effective tax rate of 580 basis points, to 28.6% for the six months ended September 26, 2009 from 34.4% for the six months ended September 27, 2008. The lower effective tax rate was primarily due to a more favorable geographic mix of earnings, as well as tax reserve reductions principally associated with an audit settlement. This decrease in provision for income taxes also was due to an overall decrease in pretax income in the first half of Fiscal 2010 compared to the first half of Fiscal 2009.

Net Income.  Net income decreased by $1.9 million, or 0.7%, to $254.3 million in the first half of Fiscal 2010 from $256.2 million in the first half of Fiscal 2009. This slight decrease in net income reflected a $26.9 million decrease in operating income and a $7.5 million aggregate net increase in other pretax charges, mostly offset by a $32.5 million decrease in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share.  Net income per diluted share was $2.51 per share for both the first half of Fiscal 2010 and the first half of Fiscal 2009, as the slightly lower level of net income, as previously discussed, was offset by lower weighted-average diluted shares outstanding for the six months ended September 26, 2009.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	September 26,	March 28,
	2009	2009	$ Change
	(millions)

Cash and cash equivalents	$423.5	$481.2	$(57.7)
Short-term investments	502.2	338.7	163.5
Non-current investments	44.4	29.3	15.1
Long-term debt	(307.5)	(406.4)	98.9

Net cash and investments (net debt)(a)	$662.6	$442.8	$219.8

Equity	$2,995.6	$2,735.1	$260.5

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt. “Net debt” is defined as total debt less total cash and cash equivalents, and short-term and non-current investments.

The increase in the Company’s net cash and investments position as of September 26, 2009 as compared to March 28, 2009 was primarily due to our operating cash flows, partially offset by the Company’s investing activities and treasury stock repurchases. During the first half of Fiscal 2010, the Company spent $53.0 million for capital expenditures and used $74.5 million to repurchase 1.2 million shares of Class A common stock, including shares surrendered for tax withholdings. The increase in the Company’s short-term investments was primarily due to the investment of excess cash in time deposits and treasury bills with maturities greater than 90 days. The decrease in the Company’s long-term debt reflected the repurchase of €90.8 million principal amount of Euro-denominated 4.5% notes in July 2009 (see “Debt and Covenant Compliance” below for further discussion).

The increase in equity was primarily due to the net income during the first half of Fiscal 2010, offset in part by an increase in treasury stock as a result of the Company’s common stock repurchase program.

Cash Flows

	Six Months Ended
	September 26,	September 27,
	2009	2008	$ Change
		(millions)

Net cash provided by operating activities	$320.5	$388.0	$(67.5)
Net cash used in investing activities	(195.0)	(149.9)	(45.1)
Net cash used in financing activities	(189.6)	(353.7)	164.1
Effect of exchange rate changes on cash and cash equivalents	6.4	(18.3)	24.7

Net decrease in cash and cash equivalents	$(57.7)	$(133.9)	$76.2

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased to $320.5 million during the six months ended September 26, 2009, compared to $388.0 million during the six months ended September 27, 2008. This net decrease in operating cash flow was primarily driven by:

•	a decrease in net income before depreciation, amortization, stock-based compensation and other non-cash expenses; and

•	a decrease related to accounts payable and accrued liabilities primarily due to the timing of payments.

The above decreases in operating cash flow were partially offset by:

•	a decrease related to inventory primarily due to the effects of ongoing inventory management across most businesses; and

•	improved accounts receivable cash collections in the Company’s Wholesale segment.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $195.0 million during the six months ended September 26, 2009, as compared to $149.9 million during the six months ended September 27, 2008. The net increase in cash used in investing activities was primarily driven by:

•	an increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During the first half of Fiscal 2010, the Company used $591.6 million to purchase investments, less $452.5 million of proceeds from sales and maturities of investments. On a comparative basis, during the first half of Fiscal 2009, $162.5 million was used to purchase investments, less $146.5 million of proceeds from sales and maturities of investments.

The above increase was partially offset by:

•	a decrease in net cash used to fund the Company’s acquisitions and ventures to $1.7 million in the first half of Fiscal 2010 from $43.5 million in the first half of Fiscal 2009. Acquisition spending in the first half of Fiscal 2009 primarily related to the funding of the Japanese Childrenswear and Golf Acquisition and the completion of the minority squeeze-out related to the acquisition of certain of the Company’s formerly-licensed Japanese businesses; and

•	a decrease in cash used in connection with capital expenditures. During the first half of Fiscal 2010, the Company spent $53.0 million for capital expenditures, as compared to $85.3 million during the first half of Fiscal 2009.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $189.6 million during the six months ended September 26, 2009, as compared to $353.7 million during the six months ended September 27, 2008. The decrease in net cash used in financing activities was primarily driven by:

•	a decrease in cash used in connection with the Company’s repayment of debt. During the first half of Fiscal 2010, the Company completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of its 4.5% notes due October 4, 2013. On a comparative basis, during the first half of Fiscal 2009, the Company repaid ¥20.5 billion ($196.8 million as of the repayment date) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility; and

•	a decrease in repurchases of the Company’s Class A common stock. During the first half of Fiscal 2010, 0.9 million shares of Class A common stock at a cost of $60.0 million were repurchased pursuant to the Company’s common stock repurchase program and 0.3 million shares of Class A common stock at a cost of $14.5 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”). On a comparative basis, during the first half of Fiscal 2009, 1.8 million shares of Class A common stock at a cost of $126.2 million were repurchased pursuant to the Company’s common stock repurchase program and 0.3 million shares of Class A common stock at a cost of $19.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Plan. Also, during the first half of Fiscal 2009, 0.4 million shares traded prior to the end of fiscal year 2008 were settled at a cost of $24.0 million.

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

As discussed in the “Debt and Covenant Compliance” section below, the Company had no revolving credit borrowings outstanding under its credit facility as of September 26, 2009. As discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. In recognition of the current global economic crisis, the Company believes its credit facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of September 26, 2009, there were 13 financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 20%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Facility (as defined below) in the event of the Company’s election to draw funds in the foreseeable future.

Common Stock Repurchase Program

During the six months ended September 26, 2009, 0.9 million shares of Class A common stock were repurchased by the Company at a cost of $60.0 million as part of its publicly announced repurchase program. The remaining availability under the Company’s existing common stock repurchase program was approximately $206 million as of September 26, 2009. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

In addition, during the six months ended September 26, 2009, 0.3 million shares of Class A common stock at a cost of $14.5 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Plan.

On November 4, 2009, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $225 million of Class A common stock.

Dividends

The Company declared a quarterly dividend of $0.05 per outstanding share in the second quarter of both Fiscal 2010 and Fiscal 2009. Dividends paid amounted to $9.9 million during the six months ended September 26, 2009 and $10.0 million during the six months ended September 27, 2008.

On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. In addition, the third quarter Fiscal 2010 dividend of $0.10 per share was declared on November 4, 2009, payable on January 8, 2010 to shareholders of record at the close of business on December 24, 2009.

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

Debt and Covenant Compliance

Euro Debt

As of September 26, 2009, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of September 26, 2009, the carrying value of the Euro Debt was $307.5 million, compared to $406.4 million as of March 28, 2009.

In July 2009, the Company completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of its then outstanding €300 million principal amount of 4.5% notes due October 4, 2013 at a discounted purchase price of approximately 95%. A net pretax gain of $4.1 million related to this extinguishment of debt was recorded during the second quarter of Fiscal 2010 and has been classified as a component of interest and other income, net, in the Company’s consolidated statement of operations. The Company used its cash on hand to fund the debt extinguishment.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of September 26, 2009, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $12.5 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of September 26, 2009, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 14 of the Fiscal 2009 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

MARKET RISK MANAGEMENT

As discussed in Note 15 to the Company’s audited consolidated financial statements included in its Fiscal 2009 10-K and Note 11 to the accompanying unaudited interim consolidated financial statements, the Company is exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates.

Consequently, in the normal course of business the Company employs established policies and procedures, including the use of derivative financial instruments, to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, the Company does not believe it is exposed to any undue concentration of counterparty risk with respect to its derivative contracts as of September 26, 2009. However, the Company does have approximately 50% of its derivative instruments in asset positions placed with one creditworthy financial institution.

Foreign Currency Risk Management

The Company manages its exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 11 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of the Company’s foreign currency exchange contracts outstanding as of September 26, 2009.

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

The Company’s foreign exchange risk management activities are governed by policies and procedures approved by its Audit Committee. Our policies and procedures provide a framework that allows for the management of currency exposures while ensuring the activities are conducted within established Company guidelines. Our policies includes guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including but not limited to authorization levels, transactional limits, and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques including a periodic review of market value and sensitivity analyses.

During the first quarter of Fiscal 2010, the Company entered into two foreign currency exchange contracts to mitigate the foreign exchange cash flow variability associated with the then forecasted repurchase of a portion of the Company’s outstanding Euro-denominated 4.5% notes in July 2009. The exchange contracts had an aggregate notional value of $123.0 million and were designated as cash flow hedges. Refer to Note 10 to the accompanying unaudited interim consolidated financial statements for further discussion of the Company’s partial repurchase of its Euro-denominated 4.5% notes and the “Debt and Covenant Compliance — Euro Debt” section above.

As of September 26, 2009, other than the aforementioned foreign currency exchange contracts related to the Company’s partial repurchase of its Euro-denominated 4.5% notes, there have been no significant changes in the Company’s interest rate or foreign currency exposures, or in the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of September 26, 2009, the Company had cash and cash equivalents on-hand of $423.5 million, primarily invested in time deposits and treasury bills with maturities of less than 90 days. The Company’s other significant investments included $502.2 million of short-term investments, primarily in time deposits with maturities greater than 90 days; $81.6 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $42.1 million of deposits with maturities greater than one year; and $2.3 million of auction rate securities issued through a municipality.

The Company evaluates investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) future economic conditions and market forecasts, (v) the Company’s intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value, and (vi) an assessment of whether it is more-likely-than-not that the Company will be required to sell its investment before recovery of market value.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2009 10-K. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of the Company’s critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2009 10-K. The following discussion only is intended to update the Company’s critical accounting policies for any significant changes in policy implemented during the six months ended September 26, 2009.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (formerly referred to as Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements”). ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) and expands disclosures regarding fair value measurements through a three-level valuation hierarchy. In addition to the provisions of ASC 820 adopted by the Company for all of its financial assets and liabilities within scope as of the beginning of Fiscal 2009, the Company adopted the provisions of ASC 820 for all of its nonfinancial assets and liabilities within scope as of the beginning of Fiscal 2010 (March 29, 2009). The Company uses judgment in the determination of the applicable level within the hierarchy of a particular asset or liability when evaluating the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). See Notes 4 and 11 to the accompanying unaudited interim consolidated financial statements for further discussion of the effect of this accounting change on the Company’s consolidated financial statements.

Business Combinations

In December 2007, the FASB issued ASC topic 805, “Business Combinations” (“ASC 805”) (formerly referred to as FAS No. 141R, “Business Combinations,” as amended, which replaces FAS No. 141). ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes resulting from ASC 805 include the need for the acquirer to record 100% of all assets and liabilities of the acquired business, including goodwill, generally at fair value for all business combinations (whether partial, full or step acquisitions); the need to recognize contingent consideration at fair value on the acquisition date and, for certain arrangements, to recognize changes in fair value in earnings until settlement; and the need for acquisition-

related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. These fair value determinations require management’s judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The Company adopted the provisions of ASC 805 as of the beginning of Fiscal 2010 (March 29, 2009) and will prospectively account for all business combinations in accordance with the standard. See Note 4 to the accompanying unaudited interim consolidated financial statements for further discussion of the effect of this accounting change on the Company’s consolidated financial statements.

Other than the aforementioned changes in fair value and business combination accounting, there have been no other significant changes in the application of the Company’s critical accounting policies since March 28, 2009.

Goodwill Impairment Assessment

In accordance with the provisions of ASC 350, “Intangibles — Goodwill and Other” (formerly referred to as FAS No. 142, “Goodwill and Other Intangible Assets”), the Company performed its annual impairment assessment of goodwill during the second quarter of Fiscal 2010. Based on the results of the impairment assessment as of June 28, 2009, the Company confirmed that the fair value of its reporting units exceeded their respective carrying values and that there were no reporting units that were at risk of impairment.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the accompanying unaudited interim consolidated financial statements for a description of certain recently issued accounting standards which may impact the Company’s results of operations and/or financial condition in future reporting periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s exposure to market risk, see “Market Risk Management” presented in Part I, Item 2 — “MD&A” of this Form 10-Q and incorporated herein by reference.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of September 26, 2009. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 26, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the second quarter of Fiscal 2010, the Company continued to implement certain modules of a new enterprise resource planning (“ERP”) system for certain of its Japan operations. Through the first half of Fiscal 2010, the modules implemented included general ledger, fixed assets and accounts payable during the first quarter and order management, accounts receivable and certain inventory systems during the second quarter. These initiatives are part of an ongoing multi-year plan to replace the technological infrastructure inherited in the acquisition of certain of the Company’s formerly-licensed Japanese businesses, which is expected to be completed in fiscal year 2011. The implementation of these modules of the ERP system represents a significant change in the Company’s internal control over financial reporting for its Japan operations. Although management believes internal controls have been maintained, and will ultimately be enhanced, by the modules implemented, there is a risk that deficiencies may exist that have not yet been identified.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009. The following is a summary of recent litigation developments.

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The court granted preliminary approval of the settlement terms on July 17, 2009. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. The Company expects that the court will grant final approval of the settlement terms related to this matter following a hearing in December 2009. As part of the required settlement process, the Company has notified the relevant attorneys general regarding the potential settlement, and no objections have been registered.

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the court granted Polo’s summary judgment motion to dismiss most of the claims against the Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower court’s ruling. Discovery on those claims that were not dismissed is ongoing and a trial date has not yet been set. We intend to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

We are otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, and employee relations. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, our assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended September 26, 2009:

			Total Number of	Maximum Number
		Average	Shares Purchased	(or Approximate Dollar Value)
		Price	as Part of Publicly	of Shares That May Yet be
	Total Number of	Paid per	Announced Plans	Purchased Under the Plans
	Shares Purchased(1)	Share	or Programs	or Programs
				(millions)

June 28, 2009 to July 25, 2009	-	$-	-	$266
July 26, 2009 to August 22, 2009	899,411	66.71	899,411	206
August 23, 2009 to September 26, 2009	8,200 (2)	65.31	-	206

	907,611		899,411

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A common stock repurchase program. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date.

(2)	Represents shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

On November 4, 2009, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $225 million of Class A common stock.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on August 6, 2009. The following directors, constituting the entire Board of Directors of the Company, were elected at the Annual Meeting of Stockholders to serve in each such capacity until the 2010 Annual Meeting and until their respective successors are duly elected and qualified.

Class A Directors
Frank A. Bennack, Jr.
Joel L. Fleishman
Steven P. Murphy

Class B Directors
Ralph Lauren
Roger N. Farah
Jackwyn L. Nemerov
John R. Alchin
Arnold H. Aronson
Joyce F. Brown
Hubert Joly
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

	Number of Votes	Number of Votes
	For	Withheld

Class A Directors:
Frank A. Bennack, Jr.	34,825,553	13,751,634
Joel L. Fleishman	33,596,904	14,980,283
Steven P. Murphy	34,838,218	13,738,969

Class B Directors:
Ralph Lauren	429,800,210	- 0 -
Roger N. Farah	429,800,210	- 0 -
Jackwyn L. Nemerov	429,800,210	- 0 -
John R. Alchin	429,800,210	- 0 -
Arnold H. Aronson	429,800,210	- 0 -
Joyce F. Brown	429,800,210	- 0 -
Hubert Joly	429,800,210	- 0 -
Robert C. Wright	429,800,210	- 0 -

A total of 476,773,140 votes were cast for and 1,574,106 votes were cast against the ratification of the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending April 3, 2010. There were 30,351 abstentions and no broker non-votes.

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

Date: November 5, 2009