Form 10-Q
period 2009-12-26
POLO RALPH LAUREN CORP
filed 2010-02-04
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009

or

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

At January 29, 2010, 56,359,875 shares of the registrant’s Class A common stock, $.01 par value, and 42,280,021 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 26,	March 28,
	2009	2009
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$973.8	$481.2
Short-term investments	316.9	338.7
Accounts receivable, net of allowances of $195.9 million and $190.9 million	262.9	474.9
Inventories	545.1	525.1
Deferred tax assets	112.6	101.8
Prepaid expenses and other	139.1	135.0

Total current assets	2,350.4	2,056.7
Non-current investments	43.3	29.7
Property and equipment, net	644.0	651.6
Deferred tax assets	103.6	102.8
Goodwill	1,000.5	966.4
Intangible assets, net	342.9	348.9
Other assets	166.7	200.4

Total assets	$4,651.4	$4,356.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154.7	$165.9
Income tax payable	72.9	35.9
Accrued expenses and other	527.4	472.3

Total current liabilities	755.0	674.1
Long-term debt	298.3	406.4
Non-current liability for unrecognized tax benefits	129.7	154.8
Other non-current liabilities	392.3	386.1

Commitments and contingencies (Note 14)
Total liabilities	1,575.3	1,621.4

Equity:
Class A common stock, par value $.01 per share; 74.8 million and 72.3 million shares issued; 56.2 million and 55.9 million shares outstanding	0.7	0.7
Class B common stock, par value $.01 per share; 42.4 million and 43.3 million shares issued; 42.4 million and 43.3 million shares outstanding	0.4	0.4
Additional paid-in-capital	1,196.6	1,108.4
Retained earnings	2,811.1	2,465.5
Treasury stock, Class A, at cost (18.6 million and 16.4 million shares)	(1,120.1)	(966.7)
Accumulated other comprehensive income	187.4	126.8

Total equity	3,076.1	2,735.1

Total liabilities and equity	$4,651.4	$4,356.5

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
	(millions, except per share data)
	(unaudited)

Net sales	$1,195.6	$1,202.1	$3,505.2	$3,645.8
Licensing revenue	48.3	49.9	136.6	148.7

Net revenues	1,243.9	1,252.0	3,641.8	3,794.5
Cost of goods sold(a)	(520.2)	(582.3)	(1,532.1)	(1,698.2)

Gross profit	723.7	669.7	2,109.7	2,096.3

Other costs and expenses:
Selling, general and administrative expenses(a)	(540.4)	(496.5)	(1,545.0)	(1,515.3)
Amortization of intangible assets	(5.3)	(5.1)	(15.7)	(15.0)
Impairments of assets	(4.9)	—	(6.6)	(7.1)
Restructuring charges	(0.6)	(1.5)	(7.3)	(2.8)

Total other costs and expenses	(551.2)	(503.1)	(1,574.6)	(1,540.2)

Operating income	172.5	166.6	535.1	556.1
Foreign currency gains (losses)	(1.2)	(5.4)	(2.9)	(2.5)
Interest expense	(4.6)	(7.4)	(16.8)	(20.5)
Interest and other income, net	1.2	5.4	10.4	18.5
Equity in income (loss) of equity-method investees	(2.4)	(1.1)	(3.9)	(2.7)

Income before provision for income taxes	165.5	158.1	521.9	548.9
Provision for income taxes	(54.4)	(52.8)	(156.5)	(187.4)

Net income	$111.1	$105.3	$365.4	$361.5

Net income per common share:
Basic	$1.12	$1.07	$3.69	$3.64

Diluted	$1.10	$1.05	$3.60	$3.56

Weighted average common shares outstanding:
Basic	98.8	98.8	99.1	99.2

Diluted	101.4	100.7	101.5	101.6

Dividends declared per share	$0.10	$0.05	$0.20	$0.15

(a) Includes total depreciation expense of:	$(38.8)	$(39.8)	$(117.8)	$(123.0)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 26,	December 27,
	2009	2008
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$365.4	$361.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	133.5	138.0
Deferred income tax expense (benefit)	(17.7)	(12.6)
Equity in loss (income) of equity-method investees, net of dividends received	3.9	2.7
Non-cash stock-based compensation expense	39.7	37.3
Non-cash impairments of assets	6.6	7.1
Non-cash provision for bad debt expense	2.1	5.0
Non-cash foreign currency (gains) losses	3.8	0.4
Non-cash restructuring charges	2.6	—
Non-cash litigation-related charges, net	—	5.6
Gain on extinguishment of debt	4.1	—
Changes in operating assets and liabilities:
Accounts receivable	218.9	174.9
Inventories	(5.1)	(61.5)
Accounts payable and accrued liabilities	40.7	90.6
Deferred income liabilities	(18.2)	(15.9)
Other balance sheet changes	24.0	17.7

Net cash provided by operating activities	804.3	750.8

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(3.7)	(46.3)
Purchases of investments	(846.5)	(456.4)
Proceeds from sales and maturities of investments	889.3	230.3
Capital expenditures	(104.3)	(129.9)
Change in restricted cash deposits	0.5	51.7

Net cash used in investing activities	(64.7)	(350.6)

Cash flows from financing activities:
Repayment of debt	(121.0)	(196.8)
Payments of capital lease obligations	(4.7)	(4.9)
Payments of dividends	(14.9)	(14.9)
Repurchases of common stock, including shares surrendered for tax withholdings	(153.4)	(169.8)
Proceeds from exercise of stock options	33.3	27.6
Excess tax benefits from stock-based compensation arrangements	15.3	11.0
Other financing activities	1.3	—

Net cash used in financing activities	(244.1)	(347.8)

Effect of exchange rate changes on cash and cash equivalents	(2.9)	(29.6)

Net increase in cash and cash equivalents	492.6	22.8
Cash and cash equivalents at beginning of period	481.2	551.5

Cash and cash equivalents at end of period	$973.8	$574.3

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2010 will end on April 3, 2010 and will be a 53-week period (“Fiscal 2010”). Fiscal year 2009 ended on March 28, 2009 and reflected a 52-week period (“Fiscal 2009”). In turn, the third quarter for Fiscal 2010 ended on December 26, 2009 and was a 13-week period. The third quarter for Fiscal 2009 ended on December 27, 2008 and also was a 13-week period.

In April 2009, the Company performed an internal legal entity reorganization of certain of its wholly owned Japan subsidiaries. As a result of the reorganization, the Company’s former Polo Ralph Lauren Japan Corporation and Impact 21 Co., Ltd. subsidiaries were merged into a new wholly owned subsidiary named Polo Ralph Lauren Kabushiki Kaisha (“PRL KK”). The financial position and operating results of the Company’s consolidated PRL KK entity are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month and nine-month periods ended December 26, 2009 and December 27, 2008 include the operating results of PRL KK for the three-month and nine-month periods ended November 30, 2009 and November 30, 2008, respectively. The net effect of this reporting lag is not material to the Company’s unaudited interim consolidated financial statements.

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended December 26, 2009 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2010.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
		(millions)

Basic	98.8	98.8	99.1	99.2
Dilutive effect of stock options, restricted stock and restricted stock units	2.6	1.9	2.4	2.4

Diluted shares	101.4	100.7	101.5	101.6

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Such performance-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 26, 2009 and December 27, 2008, there was an aggregate of approximately 1.2 million and 2.7 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and/or the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
		(millions)

Beginning reserve balance	$174.9	$167.4	$170.4	$161.1
Amount charged against revenue to increase reserve	118.8	115.7	330.3	346.4
Amount credited against customer accounts to decrease reserve	(115.7)	(111.9)	(328.3)	(331.2)
Foreign currency translation	(2.1)	(3.0)	3.5	(8.1)

Ending reserve balance	$175.9	$168.2	$175.9	$168.2

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
		(millions)

Beginning reserve balance	$20.3	$13.7	$20.5	$10.9
Amount charged to expense to increase reserve	0.6	1.2	2.1	5.0
Amount written off against customer accounts to decrease reserve	(0.6)	(0.4)	(3.2)	(0.8)
Foreign currency translation	(0.3)	(0.4)	0.6	(1.0)

Ending reserve balance	$20.0	$14.1	$20.0	$14.1

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Europe and Asia and extends credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has seven key department-store customers that generate significant sales volume. For Fiscal 2009, these customers in the aggregate contributed approximately 50% of all wholesale revenues. Further, as of December 26, 2009, the Company’s seven key department-store customers represented approximately 35% of gross accounts receivable.

Subsequent Events

The Company evaluates events and/or transactions that occur after the balance sheet date, but before the issuance of financial statements, for potential recognition or disclosure in its consolidated financial statements. The Company has evaluated all subsequent events through February 4, 2010, the date that the Company’s interim consolidated financial statements were issued.

4.	Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for accounting for a variable interest entity (“VIE”) (formerly referred to as Statement of Financial Accounting Standards (“FAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”) which has been codified within Accounting Standards Codification (“ASC”) topic 810, “Consolidation” (“ASC 810”). The revised guidance within ASC 810 changes the approach to determining the primary beneficiary of a VIE, replacing the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. ASC 810 also now requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, as well as additional disclosures about an enterprise’s involvement in VIEs. The revised accounting guidance within ASC 810 is effective for the Company as of the beginning of fiscal year 2011 and its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued revised guidance for accounting for noncontrolling interests (formerly referred to as FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”) which has been codified within ASC 810. The revised guidance within ASC 810 establishes accounting and reporting standards for noncontrolling interests in a subsidiary (previously referred to as “minority interests”) and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC 805. ASC 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the revised accounting guidance for noncontrolling interests within ASC 810 as of the beginning of Fiscal 2010 (March 29, 2009). The adoption did not have a significant impact on the Company’s consolidated financial statements, but could impact the accounting for future acquisitions in which the Company does not acquire 100% of an entity, the future deconsolidation of a subsidiary and a future change in the Company’s ownership percentage of a subsidiary.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Acquisitions and Joint Ventures

Fiscal 2010 Transactions

Southeast Asia Licensed Operations Acquisition

On December 31, 2009, during the fourth quarter of Fiscal 2010, the Company closed its previously announced acquisition of certain net assets (including inventory) from Dickson Concepts International Limited and affiliates (“Dickson”) in exchange for an initial payment of approximately $20 million and certain other consideration (the “Southeast Asia Licensed Operations Acquisition”). Dickson was the Company’s licensee for Polo-branded apparel in the Southeast Asia region, which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company funded the Southeast Asia Licensed Operations Acquisition with available cash on-hand.

The Company will account for the Southeast Asia Licensed Operations Acquisition during the fourth quarter of Fiscal 2010 and is in the process of preparing its assessment of the fair value of the assets acquired and liabilities assumed. Based on preliminary valuation analyses, the Company expects to allocate all of the consideration exchanged in the Southeast Asia Licensed Operations Acquisition to the net assets acquired in connection with the transaction.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories consist of the following:

	December 26,	March 28,	December 27,
	2009	2009	2008
	(millions)

Raw materials	$4.6	$5.4	$4.6
Work-in-process	1.4	1.7	1.4
Finished goods	539.1	518.0	579.1

Total inventories	$545.1	$525.1	$585.1

7.	Impairments of Assets

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.

During the nine months ended December 26, 2009, the Company recorded a non-cash impairment charge of $6.6 million to reduce the net carrying value of certain long-lived assets primarily in its Retail segment to their estimated fair value, which was determined based on discounted expected cash flows. This impairment charge was primarily related to the lower-than-expected operating performance of certain retail stores, largely related to the Company’s Club Monaco retail business.

During the nine months ended December 27, 2008, the Company recorded an aggregate $7.1 million impairment charge to reduce the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. The charge included a $3.7 million write-down of capitalized software costs associated with the Company’s Wholesale segment that will not be utilized over the intended service period, as well as a $3.4 million write-down associated with lower-than-expected store performance largely related to the Company’s Club Monaco retail business.

8.	Restructuring

The Company has recorded restructuring liabilities in recent years relating to various cost-savings initiatives, as well as certain of its acquisitions. Through Fiscal 2009, in accordance with then applicable US GAAP, restructuring costs incurred in connection with acquisitions were capitalized as part of the purchase accounting for the transaction. As of the beginning of Fiscal 2010, restructuring costs incurred in connection with acquisitions that are not obligations of the acquiree as of the acquisition date are expensed. Such acquisition-related restructuring costs were not material in any period. Liabilities for costs associated with non-acquisition-related restructuring initiatives are expensed and initially measured at fair value when incurred in accordance with US GAAP. A description of the nature of significant non-acquisition-related restructuring activities and related costs is presented below.

Apart from the restructuring activity related to the Fiscal 2009 Restructuring Plan as defined and discussed below, the Company recognized $7.3 million of restructuring charges during the nine months ended December 26, 2009 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan.

During the nine months ended December 27, 2008, the Company recognized $2.8 million of restructuring charges primarily related to employee termination costs associated with its sourcing and retail operations.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2009 Restructuring Plan

During the fourth quarter of Fiscal 2009, the Company initiated a restructuring plan designed to better align its cost base with the slowdown in consumer spending that has been negatively affecting sales and operating margins and to improve overall operating effectiveness (the “Fiscal 2009 Restructuring Plan”). The Fiscal 2009 Restructuring Plan included the termination of approximately 500 employees and the closure of certain underperforming retail stores.

In connection with the Fiscal 2009 Restructuring Plan, the Company recorded $20.8 million in restructuring charges during the fourth quarter of Fiscal 2009. A summary of the activity in the related liability for the nine months ended December 26, 2009 is as follows:

	Severance	Lease
	and Benefits	Termination
	Costs	Costs	Total
	(millions)

Balance at March 28, 2009	$12.6	$4.9	$17.5
Additions charged to expense	—	—	—
Cash payments charged against reserve	(8.3)	(4.3)	(12.6)

Balance at December 26, 2009	$4.3	$0.6	$4.9

Payments related to severance and benefits and lease termination costs are expected to be paid in full primarily by the end of Fiscal 2010.

9.	Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and nine-month periods ended December 26, 2009 and December 27, 2008 is presented below:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
	(millions)

Unrecognized tax benefits beginning balance	$101.2	$121.8	$113.7	$117.5
Additions related to current period tax positions	2.8	1.0	6.3	4.3
Additions related to prior period tax positions	1.9	1.5	5.1	11.4
Reductions related to prior period tax positions	(2.2)	(6.2)	(11.3)	(12.6)
Reductions related to settlements with taxing authorities	(2.3)	(5.8)	(15.5)	(5.8)
Additions (reductions) charged to foreign currency translation	(1.1)	(1.4)	2.0	(3.9)

Unrecognized tax benefits ending balance	$100.3	$110.9	$100.3	$110.9

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and nine-month periods ended December 26, 2009 and December 27, 2008 is presented below:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
	(millions)

Accrued interest and penalties beginning balance	$31.4	$47.1	$41.1	$48.0
Additions charged to expense	3.8	2.2	5.7	9.3
Reductions related to prior period tax positions	(4.6)	(4.2)	(9.9)	(11.7)
Reductions related to settlements with taxing authorities	(1.0)	(5.1)	(7.9)	(5.1)
Additions (reductions) charged to foreign currency translation	(0.2)	(0.3)	0.4	(0.8)

Accrued interest and penalties ending balance	$29.4	$39.7	$29.4	$39.7

The total amount of unrecognized tax benefits, including interest and penalties, was $129.7 million as of December 26, 2009 and was included within non-current liability for unrecognized tax benefits in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $101.3 million as of December 26, 2009.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2004.

10.	Debt

Euro Debt

As of December 26, 2009, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 26, 2009, the carrying value of the Euro Debt was $298.3 million, compared to $406.4 million as of March 28, 2009.

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

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of December 26, 2009, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $13.8 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of December 26, 2009, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

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

Fair Value Measurements

US GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). The three levels are defined as follows:

•	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets and liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 26,	March 28,
	2009	2009
	(millions)

Financial assets carried at fair value:
Variable rate municipal securities(a)	$25.2	$—
Auction rate securities(b)	2.3	2.3
Derivative financial instruments(b)	4.7	27.7

Total	$32.2	$30.0

Financial liabilities carried at fair value:
Derivative financial instruments(b)	$6.1	$3.4

Total	$6.1	$3.4

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.

Derivative financial instruments are recorded at fair value in the Company’s consolidated balance sheets. To the extent these instruments are designated as cash flow hedges and highly effective at reducing the risk associated with the exposure being hedged, the related unrealized gains or losses are deferred in equity as a component of accumulated other comprehensive income. The Company’s derivative financial instruments are valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. The Company mitigates the impact of counterparty credit risk by entering into contracts with select financial institutions based on credit ratings and other factors, adhering to established limits for credit exposure and continually assessing the creditworthiness of its counterparties. Changes in counterparty credit risk are considered in the valuation of derivative financial instruments.

The Company’s variable rate municipal securities are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheet based upon quoted market prices, with unrealized gains or losses deferred in equity as a component of accumulated other comprehensive income.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of December 26, 2009 and March 28, 2009:

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance			Balance
	December 26,	March 28,	Sheet	Fair	Sheet	Fair	Sheet	Fair		Sheet	Fair
Derivative Instrument(a)	2009	2009	Line(b)	Value	Line(b)	Value	Line(b)	Value		Line(b)	Value
			December 26,		March 28,		December 26,			March 28,
			2009		2009		2009			2009
					(millions)

Designated Hedges:
FC — Inventory purchases	$344.6	$239.4	(c)	$3.1	PP	$22.5	(f)	$(3.0)		AE	$(0.7)
FC — I/C royalty payments	103.3	89.9	(d)	0.5	(e)	3.9	(g)	(2.6)		AE	(1.2)
FC — Interest payments	13.9	17.9	—	—	PP	0.1	AE	(0.4)		—	—
FC — I/C marketing contributions	5.7	3.0	PP	0.2	—	—	—	—		AE	(0.4)
FC — Operational obligations	5.1	0.7	PP	0.1	PP	0.1	—	—		—	—
NI — Euro Debt	298.3	406.4	—	—	—	—	LTD	(306.7	)(h)	LTD	(320.0	)(h)

Total Designated Hedges	$770.9	$757.3		$3.9		$26.6		$(312.7)			$(322.3)

Undesignated Hedges:
FC — Inventory purchases	$—	$16.9	—	$—	PP	$0.5	—	$—		AE	$(0.3)
FC — Forecasted sales	13.4	—	PP	0.7	—	—	—	—		—	—
FC — Other	12.8	15.5	PP	0.1	PP	0.6	AE	(0.1)		AE	(0.8)

Total Undesignated Hedges	$26.2	$32.4		$0.8		$1.1		$(0.1)			$(1.1)

Total Hedges	$797.1	$789.7		$4.7		$27.7		$(312.8)			$(323.4)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; NI = Net Investment; Euro Debt = Euro-denominated 4.5% notes due October 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$2.4 million included within PP and $0.7 million included within OA.

(d)	$0.1 million included within PP and $0.4 million included within OA.

(e)	$2.6 million included within PP and $1.3 million included within OA.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	$2.5 million included within AE and $0.5 million included within ONCL.

(g)	$1.5 million included within AE and $1.1 million included within ONCL.

(h)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $298.3 million as of December 26, 2009 and $406.4 million as of March 28, 2009.

The following tables summarize the impact of the Company’s derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended December 26, 2009 and December 27, 2008:

	Gains (Losses) Recognized in OCI(b)
	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
Derivative Instrument(a)	2009	2008	2009	2008
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$1.4	$11.2	$(20.5)	$33.6
FC — I/C royalty payments	3.2	(5.2)	(4.9)	(2.3)
FC — Interest payments	(0.3)	0.3	(0.3)	(0.3)
FC — I/C marketing contributions	(0.3)	(0.2)	0.4	(0.7)
FC — Operational obligations	—	0.3	—	(0.2)

	$4.0	$6.4	$(25.3)	$30.1

Designated Hedge of Net Investment:
Euro Debt	$9.2	$19.7	$(18.0)	$53.4

Total Designated Hedges	$13.2	$26.1	$(43.3)	$83.5

	Gains (Losses) Reclassified from AOCI(b) to Earnings
	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,	Location of Gains (Losses)
Derivative Instrument(a)	2009	2008	2009	2008	Reclassified from AOCI to Earnings
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$5.4	$(5.2)	$13.0	$(8.6)	Cost of goods sold
FC — I/C royalty payments	0.7	(0.7)	—	(1.0)	Foreign currency gains (losses)
FC — Interest payments	(1.5)	—	0.8	(0.7)	Foreign currency gains (losses)
FC — I/C marketing contributions	—	—	0.2	—	Foreign currency gains (losses)
FC — Operational obligations	—	0.3	—	0.2	Selling, general and administrative expenses
FC — Euro Debt repurchase	—	—	1.2	—	Foreign currency gains (losses)

Total Designated Hedges	$4.6	$(5.6)	$15.2	$(10.1)

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,	Location of Gains (Losses)
Derivative Instrument(a)	2009	2008	2009	2008	Recognized in Earnings
	(millions)

Undesignated Hedges:
FC — Inventory purchases	$—	$(1.9)	$0.7	$(1.0)	Foreign currency gains (losses)
FC — Forecasted sales	(0.5)	1.8	1.3	1.5	Foreign currency gains (losses)
FC — Other	—	(2.7)	(0.3)	(2.4)	Foreign currency gains (losses)

Total Undesignated Hedges	$(0.5)	$(2.8)	$1.7	$(1.9)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 2013.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Accumulated other comprehensive income (“AOCI”), including the respective fiscal year’s other comprehensive income (“OCI”), is classified as a component of total equity.

Over the next twelve months, it is expected that approximately $2 million of net losses deferred in accumulated other comprehensive income related to derivative financial instruments outstanding as of December 26, 2009 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the periods presented.

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

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheets. To the extent foreign currency exchange contracts designated as cash flow hedges at hedge inception are highly effective in offsetting the change in the value of the hedged item, the related gains (losses) are deferred in equity as a component of accumulated other comprehensive income. These deferred gains (losses) are then recognized in our consolidated statements of operations as follows:

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

To the extent that any of these foreign currency exchange contracts are not considered to be effective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings. If a hedge relationship is terminated, the change in fair value of the derivative previously recorded in accumulated other comprehensive income is realized when the hedged item affects earnings consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring in which case the accumulated amount is immediately recognized in earnings. In addition, changes in fair value relating to undesignated foreign currency exchange contracts are immediately recognized in earnings.

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

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. The changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment, to the extent it is effective as a hedge. As such, changes in the fair value of the Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in equity as a component of accumulated other comprehensive income.

Investments

The Company classifies its investments in securities at the time of purchase as either held-to-maturity, available-for-sale or trading, and re-evaluates such classifications on a quarterly basis.

Held-to-maturity investments consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value. Available-for-sale investments primarily consist of variable rate municipal securities and auction rate securities, which are recorded at fair value with unrealized gains and losses deferred in equity as a component of accumulated other comprehensive income. No material unrealized gains or losses on available-for-sale investments were recognized during any of the periods presented.

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of December 26, 2009 and March 28, 2009:

	December 26, 2009			March 28, 2009
	Short-term	Non-current		Short-term	Non-current
Type of Investment	< 1 year	1 - 3 years	Total	< 1 year	1 - 3 years	Total
	(millions)

Held-to-Maturity:
Treasury bills	$172.4	$—	$172.4	$101.2	$—	$101.2
Municipal bonds	71.8	40.5	112.3	14.8	11.6	26.4
Commercial paper	10.0	—	10.0	—	—	—

Total held-to-maturity investments	$254.2	$40.5	$294.7	$116.0	$11.6	$127.6

Available-for-Sale:
Variable rate municipal securities	$25.2	$—	$25.2	$—	$—	$—
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	0.5	0.5	—	0.4	0.4

Total available-for-sale investments	$25.2	$2.8	$28.0	$—	$2.7	$2.7

Other:
Time deposits and other	$37.5	$—	$37.5	$222.7	$15.4	$238.1

Total Investments	$316.9	$43.3	$360.2	$338.7	$29.7	$368.4

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Equity

Summary of Changes in Equity

	Nine Months Ended
	December 26,	December 27,
	2009	2008
	(millions)

Balance at beginning of period	$2,735.1	$2,389.7
Comprehensive income:
Net income	365.4	361.5
Foreign currency translation adjustments	94.1	(36.6)
Net realized and unrealized gains (losses) on derivative financial instruments	(34.2)	64.3
Net unrealized gains on available-for-sale investments	—	0.3
Net unrealized gains on defined benefit plans	0.7	—

Total comprehensive income	426.0	389.5

Cash dividends declared	(19.8)	(14.9)
Repurchases of common stock	(153.4)	(145.8)
Shares issued and equity grants made pursuant to stock-based compensation plans	88.2	75.9

Balance at end of period	$3,076.1	$2,694.4

Class B Common Stock Conversion

During the nine months ended December 26, 2009, Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer, converted 0.9 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. This transaction resulted in a reclassification within equity, and had no net effect on the Company’s unaudited interim consolidated balance sheet for the nine months ended December 26, 2009.

Common Stock Repurchase Program

On November 4, 2009, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $225 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the nine months ended December 26, 2009, 1.9 million shares of Class A common stock were repurchased by the Company at a cost of $138.3 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was approximately $352 million as of December 26, 2009.

In addition, during the nine months ended December 26, 2009, 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”).

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. The third quarter Fiscal 2010 dividend of $0.10 per share was declared on November 4, 2009, payable to shareholders of record at the close of business on December 24, 2009, and paid on January 8, 2010. Dividends paid amounted to $14.9 million during both the nine months ended December 26, 2009 and the nine months ended December 27, 2008.

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

Impact on Results

A summary of the total compensation expense and associated income tax benefit recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
	(millions)

Compensation expense	$(15.3)	$(14.6)	$(39.7)	$(37.3)

Income tax benefit	$5.6	$5.4	$14.6	$13.7

The Company granted its Fiscal 2010 annual stock-based compensation awards in the second quarter of Fiscal 2010. Due to the timing of the annual grant, stock-based compensation cost recognized during the three-month and nine-month periods ended December 26, 2009 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2010.

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted-

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average assumptions used to estimate the fair value of stock options granted during the nine months ended December 26, 2009 and December 27, 2008 were as follows:

	Nine Months Ended
	December 26,	December 27,
	2009	2008

Expected term (years)	4.6	4.3
Expected volatility	43.3%	32.1%
Expected dividend yield	0.46%	0.29%
Risk-free interest rate	2.2%	3.0%
Weighted-average option grant date fair value	$21.50	$17.27

A summary of the stock option activity under all plans during the nine months ended December 26, 2009 is as follows:

Number of
Shares
(thousands)

Options outstanding at March 28, 2009	5,698
Granted	1,030
Exercised	(1,047)
Cancelled/Forfeited	(118)

Options outstanding at December 26, 2009	5,563

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The Company’s weighted-average grant date fair values of restricted stock shares and RSUs granted during the nine months ended December 26, 2009 and December 27, 2008 were as follows:

	Nine Months Ended
	December 26,	December 27,
	2009	2008

Weighted-average grant date fair value of restricted stock	$41.58	$59.22
Weighted-average grant date fair value of service-based RSUs	—	64.73
Weighted-average grant date fair value of performance-based RSUs	57.92	57.53

Generally, restricted stock grants vest over a five-year period of time, subject to the executive’s continuing employment. Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based RSUs generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs generally vest (a) upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals either (i) in each year of the three-year vesting period for grants made prior to fiscal year 2008 or (ii) solely in the initial year of the three-year vesting period for grants made during and after fiscal year 2008.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restricted stock and RSU activity during the nine months ended December 26, 2009 is as follows:

		Service-	Performance-
	Restricted Stock	based RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
	(thousands)

Nonvested at March 28, 2009	23	659	1,168
Granted	9	—	797
Vested	(18)	(120)	(578)
Cancelled	(2)	—	(33)

Nonvested at December 26, 2009	12	539	1,354

14.	Commitments and Contingencies

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The court granted preliminary approval of the settlement terms on July 17, 2009. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. As part of the required settlement process, the Company notified the relevant attorneys general regarding the potential settlement, and no objections were registered. At a hearing on December 7, 2009, the Court held that the terms of the settlement were fair, just and reasonable and provided fair compensation for class members. In addition, the Court overruled an objection that had been filed by a single customer. The Court then denied the objector’s subsequent motion for the Court to reconsider its order on the fairness of the settlement. The period within which the objector has to appeal or otherwise seek relief from the Court’s orders will expire in February 2010. Once such time period has expired without an appeal or further legal action by the objector, the settlement would become effective.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

California Labor Law Litigation

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave stores and being falsely imprisoned while waiting to leave stores. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We have filed a cross-claim against one of the plaintiffs for his role in allegedly assisting a former employee to misappropriate Company property. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification and subsequently denied our motion to decertify the class. Trial is scheduled to begin in March 2010. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net revenues and operating income for each segment are as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
	(millions)

Net revenues:
Wholesale	$603.5	$655.0	$1,937.6	$2,075.7
Retail	592.1	547.1	1,567.6	1,570.1
Licensing	48.3	49.9	136.6	148.7

Total net revenues	$1,243.9	$1,252.0	$3,641.8	$3,794.5

Operating income:
Wholesale	$107.1	$129.8	$403.7	$448.9
Retail	100.8	57.5	234.0	182.1
Licensing	24.1	27.5	73.3	78.4

	232.0	214.8	711.0	709.4
Less:
Unallocated corporate expenses	(58.9)	(46.7)	(168.6)	(150.5)
Unallocated restructuring charges(a)	(0.6)	(1.5)	(7.3)	(2.8)

Total operating income	$172.5	$166.6	$535.1	$556.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Restructuring charges for the three months ended December 26, 2009 related to the Wholesale segment. Restructuring charges for the nine months ended December 26, 2009 included $3.7 million related to the Wholesale segment, $2.6 million related to the Retail segment and $1.0 million related to Corporate operations. Restructuring charges for the three months ended December 27, 2008 included $0.8 million related to the Retail segment and $0.7 million related to the Wholesale segment. Restructuring charges for the nine months ended December 27, 2008 included $2.0 million related to the Wholesale segment and $0.8 million related to the Retail segment.

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
	(millions)

Depreciation and amortization:
Wholesale	$13.8	$13.0	$41.4	$40.9
Retail	18.9	20.5	57.0	61.4
Licensing	0.4	0.3	1.4	1.8
Unallocated corporate expenses	11.0	11.1	33.7	33.9

Total depreciation and amortization	$44.1	$44.9	$133.5	$138.0

16.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
	(millions)

Cash paid for interest	$14.6	$21.6	$22.2	$23.8

Cash paid for income taxes	$50.0	$48.8	$130.5	$128.3

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $14.5 million for the nine months ended December 26, 2009 and $12.5 million for the nine months ended December 27, 2008. Significant non-cash investing activities during the nine months ended December 27, 2008 also included the non-cash allocation of the fair value of the net assets acquired in connection with the Japanese Childrenswear and Golf Acquisition (see Note 5 for further discussion).

Significant non-cash financing activities during the nine months ended December 26, 2009 included the conversion of 0.9 million shares of Class B common stock into an equal number of shares of Class A common stock, as described further in Note 12.

There were no other significant non-cash investing or financing activities for the nine months ended December 26, 2009 or December 27, 2008.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and nine-month periods ended December 26, 2009. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 26, 2009 and December 27, 2008.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine-month periods ended December 26, 2009 and December 27, 2008, as well as a discussion of our financial condition and liquidity as of December 26, 2009 as compared to the end of fiscal year 2009. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in our financial condition and contractual obligations since the end of fiscal year 2009.

•	Market risk management. This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of fiscal year 2009.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of fiscal 2009. Significant changes include those considered to be important to our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2009 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2010 will end on April 3, 2010 and will be a 53-week period (“Fiscal 2010”). Fiscal year 2009 ended on March 28, 2009 and reflected a 52-week period (“Fiscal 2009”). In turn, the third quarter for Fiscal 2010 ended on December 26, 2009 and was a 13-week period. The third quarter for Fiscal 2009 ended on December 27, 2008 and also was a 13-week period.

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

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, our operating results for the three-month and nine-month periods ended December 26, 2009, and our cash flows for the nine-month period ended December 26, 2009 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2010.

Summary of Financial Performance

Global Economic Developments

As discussed in our Fiscal 2009 10-K, the state of the global economy has continued to negatively impact to a significant degree the level of consumer spending for discretionary items over the course of the past year. This has affected our business as it is highly dependent on consumer demand for our products. Particularly, beginning in October 2008, our Retail segment began to experience sharp declines in comparable store sales, as did many of our traditional wholesale customers. These retail store declines continued until the third quarter of Fiscal 2010 when our Retail segment experienced positive comparable store sales growth due largely to the anniversarying of the lower benchmarks created in the prior year, as well as the realization of higher margins relating to improved inventory management and less promotional activity.

The global macroeconomic environment and the related contraction in the level of worldwide consumer spending will likely continue to have a negative effect on our sales and operating margins across all segments for the foreseeable future.

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

Operating Results

Three Months Ended December 26, 2009 Compared to Three Months Ended December 27, 2008

During the third quarter of Fiscal 2010, we reported revenues of $1.244 billion, net income of $111.1 million and net income per diluted share of $1.10. This compares to revenues of $1.252 billion, net income of $105.3 million and net income per diluted share of $1.05 during the third quarter of Fiscal 2009.

Our operating performance for the three months ended December 26, 2009 was principally affected by a 0.6% decline in revenues, primarily due to lower revenues from our global Wholesale businesses, largely offset by a net increase in our comparable global Retail store sales and favorable foreign currency effects. Despite the modest decline in revenues, we experienced an increase in gross profit percentage of 470 basis points to 58.2% primarily due to decreased promotional activity and improved inventory management, particularly across our global Retail businesses and our European Wholesale operations. Selling, general and administrative (“SG&A”) expenses increased during the third quarter of Fiscal 2010 primarily driven by higher incentive-based compensation expenses and our new business initiatives, which more than offset the benefits from various cost-savings initiatives implemented in response to the current economic downturn.

Net income and net income per diluted share increased during the third quarter of Fiscal 2010 as compared to the third quarter of Fiscal 2009. This was principally due to a $5.9 million increase in operating income, offset in part by a $1.6 million increase in the provision for income taxes.

Nine Months Ended December 26, 2009 Compared to Nine Months Ended December 27, 2008

During the nine months ended December 26, 2009, we reported revenues of $3.642 billion, net income of $365.4 million and net income per diluted share of $3.60. This compares to revenues of $3.794 billion, net income of $361.5 million and net income per diluted share of $3.56 during the nine months ended December 27, 2008.

Our operating performance for the nine months ended December 26, 2009 was primarily affected by a 4.0% decline in revenues, mainly due to lower revenues from our domestic and European Wholesale businesses and a net decline in our comparable global Retail store sales largely associated with the current global economic environment. The decrease also was due to net unfavorable foreign currency effects. Despite the decline in revenues, we experienced an increase in gross profit percentage of 270 basis points to 57.9% primarily due to supply chain cost savings initiatives, improved inventory management and decreased promotional activity particularly across our global Retail businesses and our European Wholesale operations, as well as growth in our Japanese Wholesale operations driven by the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion). SG&A expenses increased during the nine months ended December 26, 2009 primarily driven by higher incentive-based compensation expenses and an increase in operating expenses attributable to our new business initiatives, which more than offset the benefits from various cost-savings initiatives implemented in response to the current economic downturn.

Net income and net income per diluted share increased during the nine months ended December 26, 2009 as compared to the nine months ended December 27, 2008. This was principally due to a $30.9 million decrease in the provision for income taxes, which more than offset a $21.0 million decrease in operating income.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the third quarter of Fiscal 2010 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $1.036 billion, compared to $443.2 million as of the end of Fiscal 2009.

The improvement in our financial position was primarily due to our operating cash flows, partially offset by our investing activities and treasury stock repurchases. Our equity increased to $3.076 billion as of December 26, 2009, compared to $2.735 billion as of March 28, 2009, primarily due to our net income during the nine months ended December 26, 2009, offset in part by our share repurchase activity.

We generated $804.3 million of cash from operations during the nine months ended December 26, 2009, compared to $750.8 million during the nine months ended December 27, 2008. We used some of our cash availability to redeem approximately €90.8 million principal amount of debt for $121.0 million, to reinvest in our business and to support our common stock repurchase program. In particular, we spent $104.3 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure. We also used $153.4 million to repurchase 2.2 million shares of Class A common stock, including shares surrendered for tax withholdings.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three-month and nine-month periods ended December 26, 2009 and December 27, 2008 has been affected by certain pretax charges related to asset impairments and restructurings. A summary of the effect of these items on pretax income for each applicable period presented is noted below (references to “Notes” are to the notes to the accompanying unaudited interim consolidated financial statements):

	Three Months Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
	(millions)

Impairments of assets (see Note 7)	$(4.9)	$—	$(6.6)	$(7.1)
Restructuring charges (see Note 8)	(0.6)	(1.5)	(7.3)	(2.8)

	$(5.5)	$(1.5)	$(13.9)	$(9.9)

In addition, the comparability of the Company’s operating results for the nine-month periods ended December 26, 2009 and December 27, 2008 has been affected by the Japanese Childrenswear and Golf Acquisition (as defined and discussed under “Recent Developments” below) that occurred on August 1, 2008.

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Southeast Asia Licensed Operations Acquisition

On December 31, 2009, during the fourth quarter of Fiscal 2010, the Company closed its previously announced acquisition of certain net assets (including inventory) from Dickson Concepts International Limited and affiliates (“Dickson”) in exchange for an initial payment of approximately $20 million and certain other consideration (the “Southeast Asia Licensed Operations Acquisition”). Dickson was the Company’s licensee for Polo-branded apparel in the Southeast Asia region, which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company funded the Southeast Asia Licensed Operations Acquisition with available cash on-hand. The transaction will be accounted for in the fourth quarter of Fiscal 2010.

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

RESULTS OF OPERATIONS

Three Months Ended December 26, 2009 Compared to Three Months Ended December 27, 2008

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	December 26,	December 27,
	2009	2008	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,243.9	$1,252.0	$(8.1)	(0.6)%
Cost of goods sold(a)	(520.2)	(582.3)	62.1	(10.7)%

Gross profit	723.7	669.7	54.0	8.1%
Gross profit as % of net revenues	58.2%	53.5%

Selling, general and administrative expenses(a)	(540.4)	(496.5)	(43.9)	8.8%
SG&A as % of net revenues	43.4%	39.7%

Amortization of intangible assets	(5.3)	(5.1)	(0.2)	3.9%
Impairments of assets	(4.9)	—	(4.9)	NM
Restructuring charges	(0.6)	(1.5)	0.9	(60.0)%

Operating income	172.5	166.6	5.9	3.5%
Operating income as % of net revenues	13.9%	13.3%

Foreign currency gains (losses)	(1.2)	(5.4)	4.2	(77.8)%
Interest expense	(4.6)	(7.4)	2.8	(37.8)%
Interest and other income, net	1.2	5.4	(4.2)	(77.8)%
Equity in income (loss) of equity-method investees	(2.4)	(1.1)	(1.3)	118.2%

Income before provision for income taxes	165.5	158.1	7.4	4.7%
Provision for income taxes	(54.4)	(52.8)	(1.6)	3.0%

Effective tax rate(b)	32.9%	33.4%

Net income	$111.1	$105.3	$5.8	5.5%

Net income per share — Basic	$1.12	$1.07	$0.05	4.7%

Net income per share — Diluted	$1.10	$1.05	$0.05	4.8%

(a)	Includes total depreciation expense of $38.8 million and $39.8 million for the three-month periods ended December 26, 2009 and December 27, 2008, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM Not meaningful.

Net Revenues.  Net revenues decreased by $8.1 million, or 0.6%, to $1.244 billion in the third quarter of Fiscal 2010 from $1.252 billion in the third quarter of Fiscal 2009. The decrease was primarily due to lower revenues from our global Wholesale businesses, largely offset by a net increase in our comparable global Retail store sales and favorable foreign currency effects. Excluding the effect of foreign currency, net revenues decreased by 3.0%. On a reported basis, Wholesale revenues decreased by $51.5 million, principally due to a net sales decline in most of our domestic product lines and decreased sales from our Japanese Wholesale businesses, both largely as a result of the ongoing challenging global retail environment. Retail revenues increased by $45.0 million primarily as a result of a net increase in comparable global store sales, continued store expansion and growth in

RalphLauren.com sales. Licensing revenue decreased by $1.6 million, principally due to a decrease in domestic product licensing revenues due to lower fragrance-related royalties.

Net revenues for our three business segments are provided below:

	Three Months Ended
	December 26,	December 27,
	2009	2008	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$603.5	$655.0	$(51.5)	(7.9)%
Retail	592.1	547.1	45.0	8.2%
Licensing	48.3	49.9	(1.6)	(3.2)%

Total net revenues	$1,243.9	$1,252.0	$(8.1)	(0.6)%

Wholesale net revenues — The net decrease primarily reflects:

•	a $34 million aggregate net decrease in our domestic businesses primarily due to a decrease in menswear, womenswear and childrenswear sales (including a decline in revenues from related American Living product categories) largely as a result of the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section). This decrease was offset in part by higher footwear sales;

•	a $26 million net decrease in our Japanese businesses primarily due to a decrease in menswear, womenswear and childrenswear sales on a constant currency basis largely as a result of the ongoing challenging global retail environment; and

•	a $9 million net decrease in our European businesses on a constant currency basis primarily driven by decreased sales in our womenswear and childrenswear product lines, partially offset by an increase in menswear sales.

The above net decrease was partially offset by:

•	an $18 million increase in revenues due to favorable foreign currency effects related to the strengthening of the Euro and Yen, both in comparison to the U.S. dollar in the third quarter of Fiscal 2010.

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

The net increase in retail net revenues primarily reflects:

•	a $23 million aggregate net increase in comparable physical store sales driven by our global factory stores, including a net aggregate favorable foreign currency effect of $9 million related to the strengthening of the Euro and Yen, both in comparison to the U.S. dollar in the third quarter of Fiscal 2010. The increase in retail net revenues also was due to a $7 million increase in RalphLauren.com sales. Comparable store sales are provided below:

Three Months
Ended
December 26,
2009

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	4%
Full-price Club Monaco store sales	7%
Factory store sales	6%
RalphLauren.com sales	13%
Total increase in comparable store sales as reported	6%

Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	2%
Full-price Club Monaco store sales	7%
Factory store sales	3%
RalphLauren.com sales	13%
Total increase in comparable store sales excluding the effect of foreign currency	4%

The net increase in retail net revenues also reflects:

•	a $15 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of one store, to a total of 333 stores, as compared to the third quarter of Fiscal 2009. The net increase in store count was primarily due to a number of new international factory store openings, offset in part by the closure of certain Club Monaco stores.

Licensing revenue — The net decrease primarily reflects:

•	a $2 million decrease in domestic product licensing royalties, primarily driven by a decrease in fragrance-related royalties; and

•	a $1 million decrease in home licensing royalties.

The above net decrease was partially offset by:

•	a $1 million increase in international licensing royalties.

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

Gross profit increased by $54.0 million, or 8.1%, to $723.7 million in the third quarter of Fiscal 2010 from $669.7 million in the third quarter of Fiscal 2009. Gross profit as a percentage of net revenues increased by 470 basis points to 58.2% for the three months ended December 26, 2009 from 53.5% for the three months ended December 27, 2008, primarily due to decreased promotional activity and improved inventory management particularly across our global Retail businesses and our European Wholesale operations.

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

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $43.9 million, or 8.8%, to $540.4 million in the third quarter of Fiscal 2010 from $496.5 million in the third quarter of Fiscal 2009. The increase included an unfavorable foreign currency effect of approximately $17 million, primarily related to the strengthening of the Euro and Yen, both in comparison to the U.S. dollar in the third quarter of Fiscal 2010. SG&A expenses as a percent of net revenues increased to 43.4% for the three months ended December 26, 2009 from 39.7% for the three months ended December 27, 2008. The 370 basis point increase was primarily driven by the decrease in net revenues as well as higher compensation-related expenses and an increase in operating expenses attributable to our new business initiatives. Including the $17 million unfavorable foreign currency effect, the $43.9 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related expenses of approximately $34 million primarily relating to an increase in incentive-based compensation;

•	an approximate $14 million increase in rent and utility costs primarily to support the ongoing global growth of our businesses; and

•	an increase in SG&A costs attributable to our new business initiatives, including the expansion of our operations in Southeast Asia.

The above increases were partially offset by lower SG&A expenses associated with the Company’s cost-savings initiatives implemented in late Fiscal 2009, as well as:

•	lower selling expenses of approximately $10 million primarily relating to lower wholesale sales.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $0.2 million, or 3.9%, to $5.3 million in the third quarter of Fiscal 2010 from $5.1 million in the third quarter of Fiscal 2009. This slight increase was due to unfavorable foreign currency effects in the third quarter of Fiscal 2010.

Impairments of Assets.  A non-cash impairment charge of $4.9 million was recognized in the third quarter of Fiscal 2010 to reduce the net carrying value of certain long-lived assets to their estimated fair value primarily within the Company’s Retail segment. This impairment charge was related to the lower-than-expected operating performance of certain retail stores. See Note 7 to the accompanying unaudited interim consolidated financial statements for further discussion. No impairment charges were recognized in the third quarter of Fiscal 2009.

Restructuring Charges.  Restructuring charges of $0.6 million recognized in the third quarter of Fiscal 2010 related to employee termination costs associated with the Company’s wholesale operations. Restructuring charges of $1.5 million recognized in the third quarter of Fiscal 2009 primarily related to employee termination costs associated with the Company’s sourcing and retail operations. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion.

Operating Income.  Operating income increased by $5.9 million, or 3.5%, to $172.5 million in the third quarter of Fiscal 2010 from $166.6 million in the third quarter of Fiscal 2009. Operating income as a percentage of net revenues increased 60 basis points, to 13.9% for the three months ended December 26, 2009 from 13.3% for the three months ended December 27, 2008. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin, partially offset by the increase in SG&A expenses as a percent of net revenues, as previously discussed.

Operating income as reported for our three business segments is provided below:

	Three Months Ended
	December 26,	December 27,
	2009	2008	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$107.1	$129.8	$(22.7)	(17.5)%
Retail	100.8	57.5	43.3	75.3%
Licensing	24.1	27.5	(3.4)	(12.4)%

	232.0	214.8	17.2	8.0%
Less:
Unallocated corporate expenses	(58.9)	(46.7)	(12.2)	26.1%
Unallocated restructuring charges	(0.6)	(1.5)	0.9	(60.0)%

Total operating income	$172.5	$166.6	$5.9	3.5%

Wholesale operating income decreased by $22.7 million primarily as a result of lower revenues and increased SG&A expenses. These decreases were partially offset by higher gross margins primarily driven by improved inventory management, particularly in our European businesses.

Retail operating income increased by $43.3 million primarily as a result of increased revenues and higher gross margins driven by decreased promotional activity across our global Retail businesses and lower reductions in the carrying cost of our retail inventory. These increases were partially offset by increased SG&A expenses driven by higher incentive-based compensation expenses.

Licensing operating income decreased by $3.4 million primarily as a result of lower revenues largely driven by a decline in domestic product and home licensing royalties, as well as higher net costs associated with the transition of our licensed businesses to wholly owned operations, including the expansion of our operations in Southeast Asia.

Unallocated corporate expenses increased by $12.2 million, primarily as a result of higher incentive-based compensation expenses, partially offset by the benefits from various cost-savings initiatives implemented in response to the current economic downturn.

Unallocated restructuring charges of $0.6 million in the third quarter of Fiscal 2010 related to employee termination costs associated with the Company’s wholesale operations. Unallocated restructuring charges of $1.5 million in the third quarter of Fiscal 2009 primarily related to employee termination costs associated with the Company’s sourcing and retail operations.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.2 million in the third quarter of Fiscal 2010, compared to a loss of $5.4 million in the third quarter of Fiscal 2009. Excluding a net decrease in foreign currency losses of $2.3 million relating to undesignated foreign currency hedge contracts, the decrease in foreign currency losses for the three months ended December 26, 2009 as compared to the three months ended December 27, 2008 was primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense decreased by $2.8 million, or 37.8%, to $4.6 million in the third quarter of Fiscal 2010 from $7.4 million in the third quarter of Fiscal 2009. This decrease was primarily due to a lower principal amount of our outstanding Euro-denominated 4.5% notes as a result of a partial debt extinguishment in July 2009, partially offset by unfavorable foreign currency effects related to this debt.

Interest and Other Income, net.  Interest and other income, net, decreased by $4.2 million, or 77.8%, to $1.2 million in the third quarter of Fiscal 2010 from $5.4 million in the third quarter of Fiscal 2009, primarily due to lower yields relating to lower market rates of interest, offset in part by an increase in our average balance of cash and cash equivalents and non-current investments during the third quarter of Fiscal 2010.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $2.4 million in the third quarter of Fiscal 2010 related to the Company’s share of loss from its joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting. The equity in loss of equity- method investees of $1.1 million in the third quarter of Fiscal 2009 related to certain start-up costs associated with the RL Watch Company.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $1.6 million, or 3.0%, to $54.4 million in the third quarter of Fiscal 2010 from $52.8 million in the third quarter of Fiscal 2009. The increase in provision for income taxes was primarily a result of higher pretax income in the third quarter of Fiscal 2010 compared to the third quarter of Fiscal 2009. This increase was partially offset by a net reduction in our reported effective tax rate of 50 basis points, to 32.9% for the three months ended December 26, 2009 from 33.4% for the three months ended December 27, 2008. The lower effective tax rate was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions and tax reserve reductions principally associated with audit settlements, partially offset by certain higher non-deductible expenses. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income.  Net income increased by $5.8 million, or 5.5%, to $111.1 million in the third quarter of Fiscal 2010 from $105.3 million in the third quarter of Fiscal 2009. The increase in net income was principally due to a $5.9 million increase in operating income, offset in part by a $1.6 million increase in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.05, or 4.8%, to $1.10 per share in the third quarter of Fiscal 2010 from $1.05 per share in the third quarter of Fiscal 2009. The increase in diluted per share results was due to the higher level of net income, as previously discussed, partially offset by higher weighted-average diluted shares outstanding for the three months ended December 26, 2009.

Nine Months Ended December 26, 2009 Compared to Nine Months Ended December 27, 2008

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Nine Months Ended
	December 26,	December 27,
	2009	2008	$ Change	% Change
	(millions, except per share data)

Net revenues	$3,641.8	$3,794.5	$(152.7)	(4.0)%
Cost of goods sold(a)	(1,532.1)	(1,698.2)	166.1	(9.8)%

Gross profit	2,109.7	2,096.3	13.4	0.6%
Gross profit as % of net revenues	57.9%	55.2%
Selling, general and administrative expenses(a)	(1,545.0)	(1,515.3)	(29.7)	2.0%
SG&A as % of net revenues	42.4%	39.9%
Amortization of intangible assets	(15.7)	(15.0)	(0.7)	4.7%
Impairments of assets	(6.6)	(7.1)	0.5	(7.0)%
Restructuring charges	(7.3)	(2.8)	(4.5)	160.7%

Operating income	535.1	556.1	(21.0)	(3.8)%
Operating income as % of net revenues	14.7%	14.7%
Foreign currency gains (losses)	(2.9)	(2.5)	(0.4)	16.0%
Interest expense	(16.8)	(20.5)	3.7	(18.0)%
Interest and other income, net	10.4	18.5	(8.1)	(43.8)%
Equity in income (loss) of equity-method investees	(3.9)	(2.7)	(1.2)	44.4%

Income before provision for income taxes	521.9	548.9	(27.0)	(4.9)%
Provision for income taxes	(156.5)	(187.4)	30.9	(16.5)%

Effective tax rate(b)	30.0%	34.1%
Net income	$365.4	$361.5	$3.9	1.1%

Net income per share — Basic	$3.69	$3.64	$0.05	1.4%

Net income per share — Diluted	$3.60	$3.56	$0.04	1.1%

(a)	Includes total depreciation expense of $117.8 million and $123.0 million for the nine-month periods ended December 26, 2009 and December 27, 2008, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues decreased by $152.7 million, or 4.0%, to $3.642 billion for the nine months ended December 26, 2009 from $3.794 billion for the nine months ended December 27, 2008. The decrease was primarily due to lower revenues from our global Wholesale businesses and a net decline in our global Retail store sales, both including net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues decreased by 3.9%. On a reported basis, Wholesale revenues decreased by $138.1 million, primarily as a result of a net sales decline in most of our domestic and European product lines largely due to the ongoing challenging global retail environment. Retail revenues decreased by $2.5 million primarily as a result of a net decrease in comparable global full-price and domestic factory store sales, largely offset by an increase in our comparable European factory store sales, continued store expansion and growth in RalphLauren.com sales. Licensing revenue decreased by $12.1 million, principally due to a decrease in domestic product licensing revenues due to lower fragrance-related royalties, as well as a decrease in international licensing royalties driven by the loss of licensing revenues from the Japanese childrenswear and golf businesses, which are now consolidated as part of the Wholesale segment.

Net revenues for our three business segments are provided below:

	Nine Months Ended
	December 26,	December 27,
	2009	2008	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$1,937.6	$2,075.7	$(138.1)	(6.7)%
Retail	1,567.6	1,570.1	(2.5)	(0.2)%
Licensing	136.6	148.7	(12.1)	(8.1)%

Total net revenues	$3,641.8	$3,794.5	$(152.7)	(4.0)%

Wholesale net revenues — The net decrease primarily reflects:

•	a $118 million aggregate net decrease in our domestic businesses primarily due to a decrease in womenswear and menswear sales (including a decline in revenues from related American Living product categories) as a result of the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section). This decrease was offset in part by higher footwear and childrenswear sales;

•	a $19 million net decrease in our European businesses on a constant currency basis primarily driven by decreased sales in our menswear and childrenswear product lines, partially offset by an increase in womenswear sales largely due to the inclusion of revenues from the newly launched Lauren product line; and

•	a $3 million net decrease in revenues due to an unfavorable foreign currency effect related to the overall weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar during the nine months ended December 26, 2009.

The above net decrease was partially offset by:

•	a $2 million net increase in our Japanese operations on a constant currency basis primarily as a result of the inclusion of nine months of revenues from the Japanese Childrenswear and Golf Acquisition in comparison to four months in the comparable prior year period (see “Recent Developments” for further discussion), offset in part by a net sales decline in our core businesses.

Retail net revenues — The net decrease primarily reflects:

•	a $58 million aggregate net decrease in comparable physical store sales driven by our global full-price and domestic factory stores, including a net aggregate unfavorable foreign currency effect of $11 million primarily related to the overall weakening of the Euro in comparison to the U.S. dollar during the nine months ended December 26, 2009. This decrease was partially offset by a $17 million increase in RalphLauren.com sales.

Comparable store sales are provided below:

Nine Months
Ended
December 26,
2009

Increases/(decreases) in comparable store sales as reported:
Full-price Ralph Lauren store sales	(13)%
Full-price Club Monaco store sales	(4)%
Factory store sales	(1)%
RalphLauren.com sales	13%
Total decrease in comparable store sales as reported	(3)%

Increases/(decreases) in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	(12)%
Full-price Club Monaco store sales	(4)%
Factory store sales	(1)%
RalphLauren.com sales	13%
Total decrease in comparable store sales excluding the effect of foreign currency	(2)%

The above net decrease was partially offset by:

•	a $38 million aggregate net increase in sales from non-comparable stores, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of 5 stores, to a total of 333 stores, as compared to the nine months ended December 27, 2008. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings, offset in part by the closure of certain Club Monaco stores.

Licensing revenue — The net decrease primarily reflects:

•	a $5 million net decrease in domestic product licensing royalties primarily driven by lower fragrance-related royalties, offset in part by higher Chaps royalties;

•	a $4 million decrease in international licensing royalties, primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion); and

•	a $3 million decrease in home licensing royalties.

Gross Profit.  Gross profit increased by $13.4 million, or 0.6%, to $2.110 billion for the nine months ended December 26, 2009 from $2.096 billion for the nine months ended December 27, 2008. Gross profit as a percentage of net revenues increased by 270 basis points to 57.9% for the nine months ended December 26, 2009 from 55.2% for the nine months ended December 27, 2008. This increase was primarily due to supply chain cost savings initiatives, improved inventory management and decreased promotional activity particularly across our global Retail businesses and our European Wholesale operations, as well as growth in our Japanese Wholesale operations driven by the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $29.7 million, or 2.0%, to $1.545 billion for the nine months ended December 26, 2009 from $1.515 billion for the nine months ended December 27, 2008. The increase included a net unfavorable foreign currency effect of approximately $5 million, primarily related to the strengthening of the Yen, partially offset by the overall weakening of the Euro, both in comparison to the U.S. dollar during the nine months ended December 26, 2009. SG&A expenses as a percent of net revenues increased to 42.4% for the nine months ended December 26, 2009 from 39.9% for the nine months ended December 27, 2008. The 250 basis point increase was primarily driven by the decrease in net revenues as well as higher compensation-related expenses and an increase in operating expenses attributable to our new business initiatives. Including the $5 million net unfavorable foreign currency effect, the $29.7 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related expenses of approximately $44 million primarily relating to an increase in incentive-based compensation;

•	an approximate $22 million increase related to the inclusion of nine months of SG&A costs for our recently acquired Japanese childrenswear and golf businesses in comparison to four months in the comparable prior year period, including costs incurred pursuant to transition service arrangements (see “Recent Developments” for further discussion);

•	an approximate $17 million increase in rent and utility costs primarily to support the ongoing global growth of our businesses; and

•	an increase in SG&A costs attributable to our new business initiatives, including the expansion of our operations in Southeast Asia.

The above increases were partially offset by lower SG&A expenses associated with the Company’s cost-savings initiatives implemented in late Fiscal 2009, as well as:

•	lower selling expenses of approximately $21 million principally relating to lower wholesale sales;

•	an approximate $15 million decrease in brand-related marketing and advertising costs; and

•	an approximate $7 million net decrease in litigation-related charges.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $0.7 million, or 4.7%, to $15.7 million for the nine months ended December 26, 2009 from $15.0 million for the nine months ended December 27, 2008. This increase was primarily due to the inclusion of nine months of amortization expense related to intangible assets acquired in connection with the Japanese Childrenswear and Golf Acquisition in comparison to four months in the comparable prior year period.

Impairments of Assets.  A non-cash impairment charge of $6.6 million was recognized during the nine months ended December 26, 2009 to reduce the net carrying value of certain long-lived assets primarily in the Company’s Retail segment to their estimated fair value due to the lower-than-expected operating performance of certain retail stores. A non-cash impairment charge of $7.1 million was recognized during the nine months ended December 27, 2008 to reduce the net carrying value of certain long-lived assets to their estimated fair value within the Company’s Wholesale and Retail segments. See Note 7 to the accompanying unaudited interim consolidated financial statements for further discussion.

Restructuring Charges.  Restructuring charges of $7.3 million recognized during the nine months ended December 26, 2009 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. Restructuring charges of $2.8 million recognized during the nine months ended December 27, 2008 primarily related to employee termination costs associated with the Company’s sourcing and retail operations. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion.

Operating Income.  Operating income decreased by $21.0 million, or 3.8%, to $535.1 million for the nine months ended December 26, 2009 from $556.1 million for the nine months ended December 27, 2008. Operating income as a percentage of net revenues was 14.7% for both the nine months ended December 26, 2009 and the nine months ended December 27, 2008, as the increase in gross profit margin was offset by higher SG&A expenses as a percent of net revenues, as previously discussed.

Operating income as reported for our three business segments is provided below:

	Nine Months Ended
	December 26,	December 27,
	2009	2008	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$403.7	$448.9	$(45.2)	(10.1)%
Retail	234.0	182.1	51.9	28.5%
Licensing	73.3	78.4	(5.1)	(6.5)%

	711.0	709.4	1.6	0.2%
Less:
Unallocated corporate expenses	(168.6)	(150.5)	(18.1)	12.0%
Unallocated restructuring charges	(7.3)	(2.8)	(4.5)	160.7%

Total operating income	$535.1	$556.1	$(21.0)	(3.8)%

Wholesale operating income decreased by $45.2 million primarily as a result of lower revenues, as well as higher SG&A expenses in support of the Japanese Childrenswear and Golf Acquisition. These decreases were partially offset by higher gross margins primarily in our European and Japanese businesses.

Retail operating income increased by $51.9 million primarily as a result of higher gross margins across our global Retail businesses driven by decreased promotional activity and lower reductions in the carrying cost of our retail inventory, as well as lower operating expenses principally relating to our cost-savings initiatives. These increases were partially offset by lower revenues.

Licensing operating income decreased by $5.1 million primarily as a result of lower revenues largely driven by a decline in domestic product royalties and international royalties, offset in part by lower net costs associated with the transition of our licensed businesses to wholly owned operations.

Unallocated corporate expenses increased by $18.1 million, primarily as a result of an increase in compensation-related expenses, partially offset by lower brand-related marketing and advertising costs.

Unallocated restructuring charges of $7.3 million during the nine months ended December 26, 2009 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. Unallocated restructuring charges of $2.8 million during the nine months ended December 27, 2008 primarily related to employee termination costs associated with the Company’s sourcing and retail operations.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $2.9 million for the nine months ended December 26, 2009, compared to a loss of $2.5 million for the nine months ended December 27, 2008. Excluding a net decrease in foreign currency losses of $3.6 million relating to undesignated foreign currency hedge contracts, the increase in foreign currency losses for the nine months ended December 26, 2009 as compared to the nine months ended December 27, 2008 was primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense decreased by $3.7 million, or 18.0%, to $16.8 million for the nine months ended December 26, 2009 from $20.5 million for the nine months ended December 27, 2008. This decrease was primarily due to a lower principal amount of our outstanding Euro-denominated 4.5% notes as a result of a partial debt extinguishment in July 2009, as well as favorable foreign currency effects related to this debt.

Interest and Other Income, net.  Interest and other income, net, decreased by $8.1 million, or 43.8%, to $10.4 million for the nine months ended December 26, 2009 from $18.5 million for the nine months ended

December 27, 2008, primarily due to lower yields relating to lower market rates of interest. This decrease was offset in part by an increase in our average balance of cash and cash equivalents and non-current investments during the nine months ended December 26, 2009, as well as a net gain of $4.1 million related to a partial extinguishment of the Company’s Euro-denominated 4.5% notes in July 2009.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $3.9 million for the nine months ended December 26, 2009 related to the Company’s share of loss from its joint venture, the RL Watch Company, which is accounted for under the equity method of accounting. The equity in loss of equity-method investees of $2.7 million for the nine months ended December 27, 2008 related to certain start-up costs associated with the RL Watch Company.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $30.9 million, or 16.5%, to $156.5 million for the nine months ended December 26, 2009 from $187.4 million for the nine months ended December 27, 2008. The decrease in provision for income taxes was primarily due to a net reduction in our reported effective tax rate of 410 basis points, to 30.0% for the nine months ended December 26, 2009 from 34.1% for the nine months ended December 27, 2008. The lower effective tax rate was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions, as well as tax reserve reductions principally associated with audit settlements. This decrease in provision for income taxes also was due to an overall decrease in pretax income for the nine months ended December 26, 2009 compared to the nine months ended December 27, 2008.

Net Income.  Net income increased by $3.9 million, or 1.1%, to $365.4 million for the nine months ended December 26, 2009 from $361.5 million for the nine months ended December 27, 2008, principally due to a $30.9 million decrease in the provision for income taxes, which more than offset a $21.0 million decrease in operating income.

Net Income Per Diluted Share.  Net income per diluted share increased by $0.04, or 1.1%, to $3.60 per share for the nine months ended December 26, 2009 from $3.56 per share for the nine months ended December 27, 2008. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and slightly lower weighted-average diluted shares outstanding for the nine months ended December 26, 2009.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	December 26,	March 28,
	2009	2009	$ Change
		(millions)

Cash and cash equivalents	$973.8	$481.2	$492.6
Short-term investments	316.9	338.7	(21.8)
Non-current investments	43.3	29.7	13.6
Long-term debt	(298.3)	(406.4)	108.1

Net cash and investments (net debt)(a)	$1,035.7	$443.2	$592.5

Equity	$3,076.1	$2,735.1	$341.0

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt. “Net debt” is defined as total debt less total cash and cash equivalents, and short-term and non-current investments.

The increase in the Company’s net cash and investments position as of December 26, 2009 as compared to March 28, 2009 was primarily due to our operating cash flows, partially offset by the Company’s investing activities and treasury stock repurchases. During the nine months ended December 26, 2009, the Company spent $104.3 million for capital expenditures and used $153.4 million to repurchase 2.2 million shares of Class A common stock, including shares surrendered for tax withholdings. The decrease in the Company’s long-term debt reflected the repurchase of €90.8 million principal amount of Euro-denominated 4.5% notes in July 2009 (see “Debt and Covenant Compliance” below for further discussion).

The increase in equity was primarily due to the net income during the nine months ended December 26, 2009, offset in part by an increase in treasury stock as a result of the Company’s common stock repurchase program.

Cash Flows

	Nine Months Ended
	December 26,	December 27,
	2009	2008	$ Change
		(millions)

Net cash provided by operating activities	$804.3	$750.8	$53.5
Net cash used in investing activities	(64.7)	(350.6)	285.9
Net cash used in financing activities	(244.1)	(347.8)	103.7
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(29.6)	26.7

Net increase in cash and cash equivalents	$492.6	$22.8	$469.8

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $804.3 million during the nine months ended December 26, 2009, compared to $750.8 million during the nine months ended December 27, 2008. This net increase in operating cash flow was primarily driven by:

•	a decrease related to inventory primarily due to the effects of ongoing inventory management across most businesses; and

•	improved accounts receivable cash collections in the Company’s Wholesale segment.

The above increases in operating cash flow were partially offset by:

•	a decrease related to accounts payable and accrued liabilities primarily due to the timing of payments; and

•	a decrease in net income before depreciation, amortization, stock-based compensation and other non-cash expenses.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $64.7 million during the nine months ended December 26, 2009, as compared to $350.6 million during the nine months ended December 27, 2008. The net decrease in cash used in investing activities was primarily driven by:

•	an increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During the nine months ended December 26, 2009, the Company received $889.3 million of proceeds from sales and maturities of investments and used $846.5 million to purchase investments. On a comparative basis, during the nine months ended December 27, 2008, the Company received $230.3 million of proceeds from sales and maturities of investments and used $456.4 million to purchase investments;

•	a decrease in net cash used to fund the Company’s acquisitions and ventures to $3.7 million during the nine months ended December 26, 2009 from $46.3 million during the nine months ended December 27, 2008. Acquisition spending for the nine months ended December 27, 2008 primarily related to the funding of the Japanese Childrenswear and Golf Acquisition and the completion of the minority interest buyout related to the acquisition of certain of the Company’s formerly-licensed Japanese businesses; and

•	a decrease in cash used in connection with capital expenditures. During the nine months ended December 26, 2009, the Company spent $104.3 million for capital expenditures, as compared to $129.9 million during the nine months ended December 27, 2008.

The above decreases in cash used in investing activities were partially offset by:

•	a change in cash deposits restricted in connection with taxes. During the nine months ended December 27, 2008, net restricted cash of $51.7 million was released in connection with the partial settlement of certain international tax matters. On a comparative basis, during the nine months ended December 26, 2009, net restricted cash of $0.5 million was released.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $244.1 million during the nine months ended December 26, 2009, as compared to $347.8 million during the nine months ended December 27, 2008. The decrease in net cash used in financing activities was primarily driven by:

•	a decrease in cash used in connection with the Company’s repayment of debt. During the nine months ended December 26, 2009, the Company completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of its 4.5% notes due October 4, 2013. On a comparative basis, during the nine months ended December 27, 2008, the Company repaid ¥20.5 billion ($196.8 million as of the repayment date) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility; and

•	a decrease in cash used in connection with repurchases of the Company’s Class A common stock. During the nine months ended December 26, 2009, 1.9 million shares of Class A common stock at a cost of $138.3 million were repurchased pursuant to the Company’s common stock repurchase program and 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”). On a comparative basis, during the nine months ended December 27, 2008, $169.8 million of cash was used in connection with common stock repurchases and shares surrendered for tax withholdings.

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

As discussed in the “Debt and Covenant Compliance” section below, the Company had no revolving credit borrowings outstanding under its credit facility as of December 26, 2009. As discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. The Company believes its credit facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of December 26, 2009, there were 13 financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 20%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Facility (as defined below) in the event of the Company’s election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On November 4, 2009, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $225 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. During the nine months ended December 26, 2009, 1.9 million shares of Class A common stock were repurchased by the Company at a cost of $138.3 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was approximately $352 million as of December 26, 2009.

In addition, during the nine months ended December 26, 2009, 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Plan.

Dividends

On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. The Company declared a quarterly dividend of $0.10 per outstanding share in the third quarter of Fiscal 2010 and $0.05 per outstanding share in the third quarter of Fiscal 2009. Dividends paid amounted to $14.9 million during both the nine months ended December 26, 2009 and the nine months ended December 27, 2008.

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

Debt and Covenant Compliance

Euro Debt

As of December 26, 2009, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of December 26, 2009, the carrying value of the Euro Debt was $298.3 million, compared to $406.4 million as of March 28, 2009.

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

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of December 26, 2009, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $13.8 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of December 26, 2009, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

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

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, the Company does not believe it is exposed to any undue concentration of counterparty risk with respect to its derivative contracts as of December 26, 2009.

Foreign Currency Risk Management

The Company manages its exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 11 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of the Company’s foreign currency exchange contracts outstanding as of December 26, 2009.

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

The Company’s foreign exchange risk management activities are governed by policies and procedures approved by its Audit Committee. Our policies and procedures provide a framework that allows for the management of currency exposures while ensuring the activities are conducted within established Company guidelines. Our policies include guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including but not limited to authorization levels, transactional limits, and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques including a periodic review of market value and sensitivity analyses.

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

As of December 26, 2009, other than the aforementioned foreign currency exchange contracts related to the Company’s partial repurchase of its Euro-denominated 4.5% notes, there have been no significant changes in the Company’s interest rate or foreign currency exposures, or in the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of December 26, 2009, the Company had cash and cash equivalents on-hand of $973.8 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of less than 90 days. The Company’s other significant investments included $316.9 million of short-term investments, primarily in treasury bills, municipal bonds, time deposits and variable rate municipal securities with original maturities greater than 90 days; $85.8 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $40.5 million of deposits with maturities greater than one year; $2.3 million of auction rate securities issued through a municipality and $0.5 million of other securities.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2009 10-K. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of the Company’s critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2009 10-K. The following discussion only is intended to update the Company’s critical accounting policies for any significant changes in policy implemented during the nine months ended December 26, 2009.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 26, 2009. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 26, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the third quarter of Fiscal 2010, the Company continued to implement certain modules of a new enterprise resource planning (“ERP”) system for certain of its Japan operations. Through the first nine months of Fiscal 2010, the modules implemented included general ledger, fixed assets and accounts payable during the first quarter, order management, accounts receivable and inventory systems for certain operations during the second quarter and order management, accounts receivable and inventory systems for certain other operations during the third quarter. These initiatives are part of an ongoing multi-year plan to replace the technological infrastructure inherited in the acquisition of certain of the Company’s formerly-licensed Japanese businesses, which is expected to be completed in fiscal year 2011. The implementation of these modules of the ERP system represents a significant change in the Company’s internal control over financial reporting for its Japan operations. Although management believes internal controls have been maintained, and will ultimately be enhanced, by the modules implemented, there is a risk that deficiencies may exist that have not yet been identified.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended March 28, 2009. The following is a summary of recent litigation developments.

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The court granted preliminary approval of the settlement terms on July 17, 2009. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. As part of the required settlement process, the Company notified the relevant attorneys general regarding the potential settlement, and no objections were registered. At a hearing on December 7, 2009, the Court held that the terms of the settlement were fair, just and reasonable and provided fair compensation for class members. In addition, the Court overruled an objection that had been filed by a single customer. The Court then denied the objector’s subsequent motion for the Court to reconsider its order on the fairness of the settlement. The period within which the objector has to appeal or otherwise seek relief from the Court’s orders will expire in February 2010. Once such time period has expired without an appeal or further legal action by the objector, the settlement would become effective.

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

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purport to represent a class of employees who allegedly have been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave stores and being falsely imprisoned while waiting to leave stores. The complaint seeks an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. We have filed a cross-claim against one of the plaintiffs for his role in allegedly assisting a former employee to misappropriate Company property. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification and subsequently denied our motion to decertify the class. Trial is scheduled to begin in March 2010. We believe this suit is without merit and intend to contest it vigorously. Accordingly, management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended December 26, 2009:

				Total Number of	Maximum Number
			Average	Shares Purchased	(or Approximate Dollar Value)
			Price	as Part of Publicly	of Shares That May Yet be
	Total Number of		Paid per	Announced Plans	Purchased Under the Plans
	Shares Purchased(1)		Share	or Programs	or Programs
					(millions)

September 27, 2009 to October 24, 2009	7,123	(2)	$75.19	—	$431
October 25, 2009 to November 28, 2009	1,000,000		78.33	1,000,000	352
November 29, 2009 to December 26, 2009	—			—	352

	1,007,123			1,000,000

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A common stock repurchase program. On November 4, 2009, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $225 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date.

(2)	Represents shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

Item 6.	Exhibits.

10.1	Employment Agreement dated September 28, 2009 between the Company and Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 1, 2009).*†
10.2	Employment Agreement dated October 14, 2009 between the Company and Roger N. Farah (filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 19, 2009).*†
10.3	Employment Agreement dated October 14, 2009 between the Company and Jackwyn Nemerov (filed as Exhibit 10.2 to our Current Report on Form 8-K dated October 19, 2009).*†
10.4	Employment Agreement dated October 14, 2009 between the Company and Mitchell A. Kosh (filed as Exhibit 10.3 to our Current Report on Form 8-K dated October 19, 2009).*†
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.

†	Exhibit is a management contract or compensatory plan or arrangement.

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

Date: February 4, 2010