Form 10-K
period 2010-04-03
POLO RALPH LAUREN CORP
filed 2010-06-02
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 3, 2010

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $4,059,612,874 as of September 26, 2009, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

At May 21, 2010, 56,313,332 shares of the registrant’s Class A common stock, $.01 par value and 41,880,021 shares of the registrant’s Class B common stock, $.01 par value were outstanding.

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of April 3, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to continue to expand internationally;

•	the impact of the economic recession on the ability of our customers, suppliers and vendors to access sources of liquidity;

•	the impact of the significant downturn in the global economy on consumer purchases of premium lifestyle products that we offer for sale;

•	our plans to open new retail stores;

•	our ability to make certain strategic acquisitions of certain selected licenses held by our licensees;

•	our intention to introduce new products or enter into new alliances;

•	anticipated effective tax rates in future years;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability; and

•	our efforts to improve the efficiency of our distribution system.

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

In this Form 10-K, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as “licensing alliances.” Our fiscal year ends on the Saturday closest to March 31. All references to “Fiscal 2010” represent the 53-week fiscal year ended April 3, 2010. All references to “Fiscal 2009” represent the 52-week fiscal year ended March 28, 2009. All references to “Fiscal 2008” represent the 52-week fiscal year ended March 29, 2008.

PART I

Item 1.	Business.

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

The tables below show our net revenues and operating profit (excluding unallocated corporate expenses and legal and restructuring charges) by segment for the last two fiscal years. In connection with the closing of the Asia-Pacific Licensed Operations Acquisition (as defined and discussed under “Recent Developments”) at the beginning of the fourth quarter of Fiscal 2010, we restated our segment presentation to reclassify concessions-based sales arrangements to our Retail segment from our Wholesale segment. Segment information for Fiscal 2009 has been recast to conform to the current period’s presentation. See Note 2 to the accompanying audited consolidated financial statements for further discussion of the restatement of our segment presentation.

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Net revenues:
Wholesale	$2,532.4	$2,749.5
Retail	2,263.1	2,074.2
Licensing	183.4	195.2

Total net revenues	$4,978.9	$5,018.9

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Operating income:
Wholesale(a)	$585.3	$619.9
Retail(a)	254.1	101.6
Licensing	107.4	103.6

	946.8	825.1
Less:
Unallocated corporate expenses(a)	(229.9)	(206.5)
Unallocated legal and restructuring charges(b)	(10.0)	(23.1)

Total operating income	$706.9	$595.5

(a)	Fiscal years presented included certain asset impairment charges. Fiscal 2010 included asset impairment charges of $6.6 million related to the write-down of certain long-lived assets, primarily in the Retail segment. Fiscal 2009 included asset impairment charges of $55.4 million, of which $52.0 million related to the write-down of certain Retail store assets, and $2.8 million in the Wholesale segment and $0.6 million in the Corporate office related to the write-down of certain capitalized software costs (see Note 11 to the accompanying audited consolidated financial statements).

(b)	Fiscal years presented included certain unallocated restructuring charges and legal-related activity. Restructuring charges, net for Fiscal 2010 consisted of $6.9 million, of which $5.4 million related to the Wholesale segment, $2.0 million related to the Retail segment and $0.5 million represented the reversal of an excess reserve related to Corporate operations. Restructuring charges for Fiscal 2009 consisted of $23.6 million, of which $12.7 million related to the Retail segment, $7.3 million related to the Wholesale segment and $3.6 million related to Corporate operations (see Note 12 to the accompanying audited consolidated financial statements). Legal-related activity for Fiscal 2010 consisted of legal charges of $4.8 million primarily related to the settlement of the Company’s California Labor Litigation matter, offset in part by the reversal of an excess legal reserve of $1.7 million (see Note 17 to the accompanying audited consolidated financial statements). Legal-related activity for Fiscal 2009 consisted of the reversal of an excess legal reserve in the amount of $0.5 million.

Our net revenues by geographic region for the last two fiscal years are shown in the table below. Note 22 to our accompanying audited consolidated financial statements contains additional segment and geographic area information.

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Net revenues:
United States and Canada	$3,462.3	$3,589.3
Europe	1,052.6	1,028.4
Asia(a)	459.7	392.6
Other regions	4.3	8.6

Total net revenues	$4,978.9	$5,018.9

(a)	Includes Japan, China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand.

Over the past five fiscal years, our sales have grown to $4.979 billion in Fiscal 2010 from $3.746 billion in Fiscal 2006. This growth has been largely a result of both our acquisitions and organic growth. We have diversified our business by channels of distribution, price point and target consumer, as well as by geography. Our global reach is one of the broadest in the apparel industry, with Ralph Lauren-branded merchandise available at approximately 9,000 different retail locations worldwide. In addition to our wholesale distribution, we sell directly to customers throughout the world via 350 full-price and factory retail stores, 281 concessions-based shop-within-shops and our e-commerce websites, RalphLauren.com and Rugby.com.

We continue to invest in our business. In the past five fiscal years, we have invested approximately $1.769 billion for acquisitions and capital improvements, primarily through strong operating cash flow. We intend to continue to execute our long-term strategy of expanding our presence internationally, extending our direct-to-consumer reach, expanding our accessories and other product offerings, and investing in our operational infrastructure. See Item 7 — “Overview — Our Objectives and Risks” for further discussion of the Company’s long-term strategy.

We have been controlled by the Lauren family since the founding of our Company. As of April 3, 2010, Mr. Ralph Lauren, or entities controlled by the Lauren family, owned approximately 84% of the voting power of the outstanding common stock of the Company.

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

Recent Developments

Asia-Pacific Licensed Operations Acquisition

On December 31, 2009, in connection with the transition of the Polo-branded apparel business in Asia-Pacific (excluding Japan) from a licensed to a wholly owned operation, the Company acquired certain net assets from Dickson Concepts International Limited and affiliates (“Dickson”) in exchange for an initial payment of approximately $20 million and other consideration of approximately $17 million (the “Asia-Pacific Licensed Operations Acquisition”). Dickson was the Company’s licensee for Polo-branded apparel in the Asia-Pacific region (excluding Japan), which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company funded the Asia-Pacific Licensed Operations Acquisition with available cash on-hand.

The results of operations for the Polo-branded apparel business in Asia-Pacific have been consolidated in the Company’s results of operations commencing January 1, 2010.

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

Ralph Lauren Purple Label

In the time-honored tradition of bespoke clothing and haberdashery, Ralph Lauren Purple Label presents a level of sartorial craftsmanship unparalleled today. Refined suitings are hand-tailored from an exclusive selection of the world’s finest fabrics. Custom-tailored Made-to-Measure suits are hand-constructed by artisans trained in the art of handmade clothing. Sophisticated sportswear and dandy-inspired dress furnishings are designed with meticulous attention to every detail. Dedicated to the highest level of quality and elegance, Ralph Lauren Purple Label is the ultimate expression of luxury for the modern gentleman. Ralph Lauren Purple Label also offers benchmade footwear and Made-to-Order dress furnishings, accessories and luggage, as well as hand monogramming and custom engraving services of the highest quality. Ralph Lauren Purple Label is available in Ralph Lauren stores around the world and an exclusive selection of the finest specialty stores.

Ralph Lauren Men’s Black Label

With a sharp, modern attitude, Ralph Lauren Black Label is the essence of sophisticated dressing for men. Classic suitings feature razor-sharp tailoring and dramatically lean silhouettes. Luxe, racy sportswear is crafted from the finest fabrics and designed with subtle references to technical performance wear. Ultra-stylish yet timeless, the Black Label collection is sleek, bold and masculine. Ralph Lauren Black Label is available in Ralph Lauren stores around the world, a limited selection of specialty stores and better department stores and online at RalphLauren.com.

Polo Ralph Lauren

Authentic and iconic, Polo is the original symbol of the modern preppy lifestyle. Combining Ivy League classics and time-honored English haberdashery with downtown styles and All-American sporting looks, Polo sportswear and tailored clothing present a one-of-a-kind vision of menswear that is stylish, timeless and appeals to all generations of men. Often imitated but never matched, Polo’s signature aesthetic — along with its renowned polo player logo — is recognized worldwide as a mark of contemporary heritage excellence. Polo is available in Ralph Lauren stores around the world, better department stores, select specialty stores and online at RalphLauren.com.

Lauren for Men

Classic and polished, Lauren for Men conveys a spirit of tradition with a contemporary attitude. A complete collection of men’s tailored clothing, including suits, sport coats, dress shirts, dress pants, tuxedos, topcoats and ties, the Lauren men’s line offers the sophisticated spirit and preppy heritage of Ralph Lauren menswear at a more accessible price point. A soft, natural shoulder and modern construction details ensure elegant styling with superior comfort and the integrity of a well-made garment. Lauren for Men is available at select department stores.

Ralph by Ralph Lauren

Superior fabrics and a precise, impeccable construction define the distinguished aesthetic of the Ralph by Ralph Lauren collection for men. Suit separates, sport coats, vests and topcoats are all fashioned with the hallmarks of better men’s suitings, from half-canvas jacket constructions and high-quality Bemberg linings to hand-finished seams, felled cuffs and hems and reinforcements at natural points of wear. Timeless and unmistakably Ralph Lauren, the Ralph by Ralph Lauren collection offers refined luxury at an excellent value. Ralph by Ralph Lauren is available exclusively at Dillard’s stores.

Ralph Lauren Women’s Collection

Each runway season, Ralph Lauren’s most dramatic vision of women’s fashion is presented to the world. Timeless and sophisticated, women’s Collection reflects Ralph Lauren’s definitive design philosophy in its groundbreaking juxtapositions of feminine glamour with impeccable tailoring once found only in menswear. From exquisite hand-embroidered evening gowns worn on the red carpet to luxurious hand-finished cashmere tweed suitings to chic vintage denim inspired by rustic Americana, Collection is the epitome of modern, rarefied fashion as only Ralph Lauren can express it. Ralph Lauren Collection is available in Ralph Lauren stores around the world and an exclusive selection of the finest specialty stores. Collection accessories are available at RalphLauren.com.

Ralph Lauren Women’s Black Label

Black Label is the essence of sleek, modern sophistication for women. Proportions are chic and dramatic, ranging from menswear-inspired silhouettes to shimmering and feminine eveningwear. Fabrics are ultra-luxe and textural, color statements are rich and striking, and racy technical references infuse this glamorous collection with a bold, sexy edge. Black Label is offered in Ralph Lauren stores, designer boutiques, fine specialty stores, better department stores and online at RalphLauren.com.

Ralph Lauren Blue Label

Modern and eclectic with a sexy, youthful spirit, Blue Label embodies the iconic Ralph Lauren sensibility in its mix of vintage Ivy League prep, heritage equestrian, romantic bohemian and rugged Western inspirations. Unmistakably Ralph Lauren in its elegance and sophistication, Blue Label defines a fresh, free-spirited femininity. Blue Label is offered in Ralph Lauren stores around the world, better department stores and online at RalphLauren.com.

Lauren by Ralph Lauren

Lauren translates the sophisticated luxury of Ralph Lauren womenswear into an affordable wardrobe for every occasion. From timeless essentials with special finishing touches to polished silhouettes with a chic, modern spirit, Lauren maintains an elegant, feminine heritage while making strong seasonal fashion statements. Lauren Active infuses a fashion sensibility into practical sports apparel for golf, tennis, yoga and weekend wear. Lauren Jeans Co. presents a fresh perspective on denim with a breadth of exceptional styles and a complementary collection of sportswear items. Lauren Handbags are being introduced for the Fall 2010 season, adding to a wide range of accessories offerings from Lauren, including belts, scarves, gloves, footwear and jewelry. Lauren offers a range of true, consistent fits from Petites to Women’s sizes. Lauren is sold in select department stores in the U.S., Europe, Canada and Mexico. Lauren is also available online at RalphLauren.com.

Pink Pony

Established in 2000, Pink Pony is Polo Ralph Lauren’s worldwide initiative in the fight against cancer. Pink Pony supports programs for early diagnosis, education, treatment and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. A percentage of sales from all Pink Pony products benefits the Pink Pony Fund of the Polo Ralph Lauren Foundation. Pink Pony consists of feminine, slim-fitting women’s sportswear and accessories crafted in luxurious fabrics. From hooded sweatshirts and cotton mesh polos to canvas tote bags and cashmere yoga pants, all Pink Pony items feature our iconic pink Polo Player — a symbol of our commitment to the fight against cancer. Pink Pony is available at select Ralph Lauren stores and online at RalphLauren.com. Pink Pony was introduced at Bloomingdale’s in October 2009, and is available on select occasions. To learn more about Pink Pony and Polo Ralph Lauren’s other philanthropic efforts, please visit RalphLauren.com/Philanthropy.

RRL

RRL captures an authentic American spirit with a focus on integrity, character and timeworn charm. Founded in 1993 and named after Ralph and Ricky Lauren’s “Double RL” ranch in Colorado, RRL offers a mix of selvage denim, vintage apparel and accessories and cool, rugged sportswear with roots in workwear and military gear. With denim at the heart of the brand, RRL is dedicated to time-honored details and the highest quality workmanship — from ring-spun long-staple cotton yarns to traditional dyeing techniques to hand-applied artisanal finishes that result in one-of-a-kind, exceptionally durable pieces. Exclusive denim fabrics and rare limited editions have attracted a loyal following among collectors of special clothing. In Spring 2010, RRL launched womenswear with the same vintage heritage. RRL is available exclusively at RRL stores and select Ralph Lauren stores.

RLX

Created to answer the demand for superior high-performance outfitting, RLX for men and women unites the highest standards of luxury, technology and style. From cutting-edge functional gear for professional athletes to exceptionally luxe lifestyle apparel for modern living, RLX defines the next evolution of design with a philosophy focused on purity of form, unrivaled construction techniques and the world’s most innovative fabrications. The RLX line is available around the world at select Ralph Lauren stores, top specialty and department stores and online at RalphLauren.com.

Polo Jeans Co.

In 1996, Ralph Lauren launched Polo Jeans Co. for men and women, combining a heritage philosophy with a fresh, irreverent spirit. With a focus on exceptional-quality denim — most notably the use of time-honored manufacturing techniques and pure indigo dyes — Polo Jeans Co. denim and sportswear collections embody authentic American style with a design aesthetic that ranges from vintage and iconic to bold, modern and urban. Polo Jeans Co. is available exclusively in Asia and Europe.

Golf

Tested and worn by top-ranked professional golfers, Polo Golf for men and Ralph Lauren Golf for women define heritage excellence in the world of golf. With a sharpened focus on the needs of the modern player but always rooted in the rich design tradition of Ralph Lauren, the Golf collections combine state-of-the-art performance wear with luxurious finishing touches for collections that travel effortlessly between the course and the clubhouse. The RLX Golf collection is ultramodern, graphic and dedicated to performance-driven design. From progressive fits and sophisticated styles to the most technologically advanced fabrics available, RLX golf is the ultimate in functional luxury. Polo Ralph Lauren is proud to sponsor Tom Watson, Davis Love III, Jonathan Byrd, Morgan Pressel, Luke Donald and Webb Simpson. The Polo, Ralph Lauren and RLX Golf collections are available in select Ralph Lauren stores, the most exclusive private clubs and resorts and online at RalphLauren.com.

Rugby

Launched in 2004, Rugby translates Ralph Lauren’s legacy of authentic prep into an eclectic, irreverent collection for young men and women. Cool and rebellious, vintage varsity and heritage classics are reinvented with a chic downtown flair and playful, sexy vibe for an individualistic approach to personal style. Iconic logos, vintage patches and spirited crests give Rugby a bold, one-of-a-kind edge. The Rugby collections are available at Rugby stores throughout the U.S. and online at Rugby.com, and are being introduced in Tokyo in Fall 2010.

Ralph Lauren Childrenswear

Ralph Lauren Childrenswear is designed to reflect the timeless heritage and modern spirit of Ralph Lauren’s collections for men and women. Signature classics, including iconic polo knit shirts and luxurious cashmere cable sweaters, are interpreted in the most sophisticated and vibrant colors. Fashionable styles are inspired by Ralph Lauren’s unique vision each season — from All-American sportswear with preppy and equestrian inspirations to tailored and elegant ensembles for special occasions. Ralph Lauren Childrenswear is available in a full range of sizes for children, from Layette, Infant and Toddler to Girls size 16 and Boys size 20. Ralph Lauren Childrenswear can be found in select Ralph Lauren stores, better department stores and online at RalphLauren.com.

Accessories

Ralph Lauren accessories for men and women reflect the distinctive design philosophies known throughout the world of Ralph Lauren and represent a continuous dedication to impeccable craftsmanship and iconic beauty. Ralph Lauren accessories for women capture a wide array of timeless styles, from a glamorous handmade alligator Ricky Bag that takes up to 12 hours to craft to weathered canvas saddle bags with authentic equestrian hardware to vintage luggage — inspired handbags that recall the golden age of travel. Ralph Lauren’s signature motifs can be found throughout — from jockey-print scarves, riding boots with equestrian hardware and vintage aviator sunglasses to striking diamante evening shoes, romantic ruffled scarves and antique, one-of-a-kind belts and jewelry. Ralph Lauren accessories and dress furnishings are a man’s most refined finishing touch. Iconic and innovative neckties, which launched the Polo brand in 1967, are woven from the finest silks. Footwear ranges from velvet monogrammed slippers and benchmade dress shoes to hand-sewn penny loafers and rugged suede and shearling duck boots. Handcrafted luggage and leathergoods combine handsome sophistication with functionality. Each accessory is meticulously designed to complement Ralph Lauren’s menswear collections — from vintage-inspired eyewear and Savile Row-inspired haberdashery to sleek silver engraved cuff links and engine-turned belt buckles to luxe cashmere scarves and hand-sewn shearling gloves. Ralph Lauren accessories are available in Ralph Lauren stores, select specialty stores and online at RalphLauren.com.

Ralph Lauren Watches

In 2008, Ralph Lauren launched his premier collection of watches in partnership with internationally renowned luxury group Financiere Richemont SA (“Richemont”). The three timepiece collections — the iconic Ralph Lauren Stirrup, the refined Ralph Lauren Slim Classique and the performance-inspired Ralph Lauren Sporting — embody Ralph Lauren’s passion for impeccable quality and exquisite design. Ralph Lauren timepieces feature the finest in Swiss Made mechanical manufacture movements and the world’s most luxurious materials — from pure platinum and polished 18-carat gold cases to enamel dials, traditional guilloché patterns and full-cut diamonds. Ralph Lauren Watches are available at select Ralph Lauren stores around the world and only the finest watch retailers.

Fragrance

In 1978, Ralph Lauren expanded his lifestyle brand to encompass the world of fragrance, launching Lauren for women and Polo for men. Since then, Ralph Lauren Fragrance has captured the essence of Ralph Lauren’s men’s and women’s brands, from the timeless heritage of Lauren and Polo to the sophisticated beauty of Polo Black for men and Romance for women to the modern, fresh Ralph fragrances for her, designed to appeal to a younger audience. Women’s fragrances include Safari, Polo Sport, Ralph Lauren Blue, Lauren, Romance, Ralph, Ralph Hot, Ralph Rocks, Notorious and Love. Men’s fragrances include Safari, Polo Sport, Polo Blue, Romance, Romance Silver, Purple Label, Explorer, Polo Black and Double Black. Ralph Lauren fragrances are available in department stores, specialty and duty free stores, perfumeries and online at RalphLauren.com.

Ralph Lauren Home

As the first American fashion designer to create an all-encompassing collection for the home, Ralph Lauren presents home furnishings and accessories that reflect the enduring style and exquisite craftsmanship synonymous with the name Ralph Lauren. Whether inspired by time-honored tradition, the utmost in modern sophistication or the beauty of rare objects collected around the world, Ralph Lauren Home is dedicated to only the finest materials and the greatest attention to detail for the ultimate in artisanal luxury. The collections include furniture, bed and bath linens, china, crystal, silver, decorative accessories, gifts, garden and beach, as well as lighting, window hardware, fabric, trimmings and wallcovering. Ralph Lauren Home offers exclusive luxury goods at select Ralph Lauren stores, trade showrooms and online at RalphLauren.com. The complete world of Ralph Lauren Home can be explored online at RalphLaurenHome.com.

Lauren Home

Lauren Home presents a signature design sensibility that combines heritage elegance with a fresh, modern flair. Finely crafted and highly accessible for any well-appointed home, Lauren Home offers a wide array of collections that range from classic to modern, including bedding, bath, furniture, tabletop, gifts, decorative accessories, floorcovering and lighting. Launched in 2007, Lauren Spa offers a certified collection of 100% organic bedding in all eco-friendly packaging. Lauren Home is available at select department stores, home specialty stores and online at RalphLauren.com. Information on Lauren Spa is available at RalphLauren.com/SPA.

Ralph Lauren Paint

Introduced in 1995, Ralph Lauren Paint offers exceptional-quality interior paint ranked high in the industry for performance. Inspired by classic and modern lifestyles from the world of Ralph Lauren, Ralph Lauren Paint features a signature palette of over 500 colors and a collection of unique finishes and innovative techniques. An extension of the Ralph Lauren Home lifestyle, Ralph Lauren Paint is an attainable product designed to reach a selective audience. Ralph Lauren Paint is offered at select specialty stores. The complete color palette, paint how-to’s and a guide to professional painters are online at RalphLaurenPaint.com.

Club Monaco

Founded in 1985, Club Monaco is an international destination for affordable, stylish luxury. Each season, Club Monaco designs, manufactures and markets its own clothing and accessories for men and women, offering key fashion pieces with modern, urban sophistication and a selection of updated classics — from the perfect white shirt and black pencil skirt to refined suiting and Italian cashmere. The brand’s signature aesthetic is defined by clean, contemporary design and a palette of versatile neutrals infused with pops of vibrant colors. Club Monaco apparel and accessories are available exclusively at Club Monaco stores around the world.

Global Brand Concepts

American Living

Launched exclusively at JCPenney in February 2008, American Living offers classic American style with a fresh, modern spirit and authentic sensibility. From everyday essentials to special occasion looks for the entire family to finely crafted bedding and home furnishings, American Living promises stylish clothing and home products that are exceptionally made and offered at an incredible value. American Living is available exclusively at JCPenney and JCP.com.

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

Our Wholesale Segment

Our Wholesale segment sells our products to leading upscale and certain mid-tier department stores, specialty stores and golf and pro shops, both domestically and internationally. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, and improving full-price sell-throughs to consumers. As of the end of Fiscal 2010, our Ralph Lauren-branded products were sold through approximately 9,000 doors worldwide and during Fiscal 2010, we invested approximately $29 million in related shop-within-shops primarily in domestic and international department and specialty stores.

Department stores are our major wholesale customers in North America. In Europe, our wholesale sales are a varying mix of sales to both department stores and specialty shops, depending on the country. Our collection brands — Women’s Ralph Lauren Collection and Black Label and Men’s Purple Label Collection and Black Label — are distributed through a limited number of premier fashion retailers. In addition, we sell excess and out-of-season products through secondary distribution channels, including our retail factory stores. In Japan, our wholesale products are distributed primarily through shop-within-shops at premiere and top tier department stores, and the mix of business is weighted to Women’s Blue and Black Label. In this region, products distributed through concessions-based sales arrangements are reported within our Retail segment (see “Our Retail Segment” for further discussion).

Worldwide Distribution Channels

The following table presents the number of doors by geographic location, in which Ralph Lauren-branded products distributed by our Wholesale segment were sold to consumers in our primary channels of distribution as of April 3, 2010:

Number of
Location	Doors(a)

United States and Canada	4,402
Europe	4,421
Japan	117

Total	8,940

(a)	In Asia-Pacific, our products are primarily distributed through concessions-based sales arrangements.

In addition, American Living and Chaps-branded products distributed by our Wholesale segment were sold domestically through approximately 1,700 doors as of April 3, 2010.

We have five key department-store customers that generate significant sales volume. For Fiscal 2010, these customers in the aggregate accounted for approximately 45% of all wholesale revenues, with Macy’s, Inc. representing approximately 18% of these revenues.

Our product brands are sold primarily through their own sales forces. Our Wholesale segment maintains its primary showrooms in New York City. In addition, we maintain regional showrooms in Atlanta, Chicago, Dallas, Milan, Paris, London, Munich, Madrid and Stockholm.

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

As of April 3, 2010, we had approximately 14,000 shop-within-shops dedicated to our Ralph Lauren-branded wholesale products worldwide. Excluding significantly larger shop-within-shops in key department store locations, the size of our shop-within-shops typically ranges from approximately 300 to 6,000 square feet. We normally share in the cost of these shop-within-shops with our wholesale customers.

Basic Stock Replenishment Program.  Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. We generally ship these products within three-to-five days of order receipt.

Our Retail Segment

As of April 3, 2010, our Retail segment consisted of 179 full-price retail stores and 171 factory stores worldwide, totaling approximately 2.6 million square feet, 281 concessions-based shop-within-shops and two e-commerce websites. The extension of our direct-to-consumer reach is a primary long-term strategic goal.

Full-Price Retail Stores

Our full-price retail stores reinforce the luxury image and distinct sensibility of our brands and feature exclusive lines that are not sold in domestic department stores. We opened 3 new full-price stores and closed 3 full-price stores in Fiscal 2010. In addition, we assumed 16 full-price stores in connection with the Asia-Pacific

Licensed Operations Acquisition (see “Recent Developments” for further discussion). We operated the following full-price retail stores as of April 3, 2010:

Location	Ralph Lauren	Club Monaco	Rugby	Total

United States and Canada	65	63	11	139
Europe	20	—	—	20
Japan	1	—	—	1
Asia(a)	16	—	—	16
Latin America	3	—	—	3

Total	105	63	11	179

(a)	Includes China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand.

•	Ralph Lauren stores feature the full-breadth of the Ralph Lauren apparel, accessory and home product assortments in an atmosphere reflecting the distinctive attitude and luxury positioning of the Ralph Lauren brand. Our seven flagship Ralph Lauren store locations showcase our upper-end luxury styles and products and demonstrate our most refined merchandising techniques.

•	Club Monaco stores feature updated fashion apparel and accessories for both men and women. The brand’s clean and updated classic signature style forms the foundation of a modern wardrobe.

•	Rugby is a vertical retail format featuring an aspirational lifestyle collection of apparel and accessories for men and women. The brand is characterized by a youthful, preppy attitude which resonates throughout the line and the store experience.

In addition to generating sales of our products, our worldwide full-price stores set, reinforce and capitalize on the image of our brands. Our stores range in size from approximately 900 to over 33,000 square feet. These full-price stores are situated in major upscale street locations and upscale regional malls, generally in large urban markets. We generally lease our stores for initial periods ranging from 5 to 10 years with renewal options.

Factory Retail Stores

We extend our reach to additional consumer groups through our 171 Polo Ralph Lauren factory stores worldwide. Our factory stores are generally located in outlet malls. We generally lease our stores for initial periods ranging from 5 to 10 years with renewal options. During Fiscal 2010, we added 7 new Polo Ralph Lauren factory stores, net, and assumed 1 factory store in connection with the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion). We operated the following factory retail stores as of April 3, 2010:

Polo
Location	Ralph Lauren

United States	137
Europe	24
Japan	9
Asia(a)	1

Total	171

(a)	Includes China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand.

•	Polo Ralph Lauren domestic factory stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from approximately 2,700 to 20,000 square feet, with an average of approximately 9,200 square feet, these stores are principally located in major outlet centers in 38 states and Puerto Rico.

•	Europe factory stores offer selections of our menswear, womenswear, children’s apparel, accessories and fragrances. Ranging in size from approximately 2,500 to 10,500 square feet, with an average of approximately 6,500 square feet, these stores are located in 9 countries, principally in major outlet centers.

•	Japan and Asia factory stores offer selections of our menswear, womenswear, children’s apparel, accessories and fragrances. Ranging in size from approximately 1,000 to 12,000 square feet, with an average of approximately 5,400 square feet, these stores are located in Hong Kong and 9 provinces in Japan, principally in major outlet centers.

Factory stores obtain products from our suppliers, our product licensing partners and our retail stores.

Concessions-based Shop-within-Shops

In Asia (including Japan), the terms of trade for shop-within-shops are largely conducted on a concessions basis, whereby inventory continues to be owned by the Company (not the department store) until ultimate sale to the end consumer and the salespeople involved in the sales transaction are employees of the Company. Effective with the closing of the Asia-Pacific Licensed Operations Acquisition, all concessions-based sales arrangements have been classified within our Retail segment, in contrast to the historical classification within our Wholesale segment. See Note 2 to the accompanying audited consolidated financial statements for further discussion.

As of April 3, 2010, we had 281 concessions-based shop-within-shops at approximately 170 retail locations dedicated to our Ralph Lauren-branded products, primarily in Asia (including Japan). The size of our concessions-based shop-within-shops typically ranges from approximately 150 to 4,500 square feet. We share in the cost of these shop-within-shops with our department store partners.

RalphLauren.com and Rugby.com

In addition to our stores, our Retail segment sells products online through our e-commerce websites, RalphLauren.com (http://www.RalphLauren.com) and Rugby.com (http://www.Rugby.com).

RalphLauren.com offers our customers access to the full breadth of Ralph Lauren apparel, accessories and home products, allows us to reach retail customers on a multi-channel basis and reinforces the luxury image of our brands. RalphLauren.com averaged 3.5 million unique visitors a month and acquired approximately 390,000 new customers, resulting in over 2 million total customers in Fiscal 2010.

Rugby.com offers clothing and accessories for purchase along with style tips, unique videos and blog-based content. Rugby.com offers an extensive array of Rugby products for young men and women within a full lifestyle destination. Rugby.com averaged 370,000 unique visitors a month and acquired approximately 40,000 new customers, resulting in approximately 60,000 total customers in Fiscal 2010.

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

Approximately 30% of our licensing revenue for Fiscal 2010 was derived from three licensing partners: Luxottica Group, S.p.A. (12%), The Warnaco Group, Inc. (9%) and Peerless, Inc. (9%).

Product Licenses

The following table lists our principal product licensing agreements for men’s sportswear, men’s tailored clothing, men’s underwear and sleepwear, eyewear and fragrances as of April 3, 2010. The products offered by these licensing partners are listed below. Except as noted in the table, these product licenses cover the U.S. or North America only.

Licensing Partner	Licensed Product Category

L’Oreal S.A. (global)	Men’s and Women’s Fragrances, Cosmetics, Color and Skin Care Products
Peerless, Inc.	Men’s, Chaps, Lauren, Ralph and American Living Tailored Clothing
Hanes Brands	Men’s Polo Ralph Lauren Underwear and Sleepwear
Luxottica Group, S.p.A. (global)	Eyewear
The Warnaco Group, Inc.	Men’s Chaps Sportswear

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

The following table identifies our principal international area licensing partners (excluding Ralph Lauren Home and Club Monaco licensees) as of April 3, 2010:

Licensing Partner	Territory

Oroton Group/PRL Australia	Australia and New Zealand
Doosan Corporation	Korea
P.R.L. Enterprises, S.A.	Panama, Aruba, Curacao, The Cayman Islands, Costa Rica, Nicaragua, Honduras, El Salvador, Guatemala, Belize, Colombia, Ecuador, Bolivia, Peru, Antigua, Barbados, Bonaire, The Dominican Republic, St. Lucia, St. Martin, Trinidad and Tobago

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

As of April 3, 2010, our international licensing partners operated 63 Ralph Lauren stores and 60 Club Monaco stores and dedicated shops.

Ralph Lauren Home

Together with our licensing partners, we offer an extensive collection of home products that draw upon and further the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home, Lauren Ralph Lauren, Chaps and American Living brands in three primary categories: bedding and bath, home décor and home improvement. As of April 3, 2010, we had agreements with 11 domestic and 2 international home product licensing partners and one international home product sublicensing partner.

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

The Ralph Lauren Home, Lauren Ralph Lauren, Chaps and American Living home products offered by us and our product licensing partners as of April 3, 2010 are as follows:

Category	Licensed Product	Licensing Partner

Bedding and Bath	Sheets, bedding accessories, towels, blankets, down comforters, other decorative bedding and accessories	WestPoint Home, Inc., Fremaux-Delorme, Ichida, Kohl’s Department Stores, Inc., J.C. Penney Corp., Inc.
	Bath rugs	Bacova Guild, Ltd.
Home Décor	Fabric and wallpaper	P. Kaufmann, Inc., Designers Guild Ltd.
	Furniture	EJ Victor, Inc., Schnadig International Corp.
	Tabletop and giftware, table linens, placemats, tablecloths and napkins	Fitz and Floyd, Inc., J.C. Penney Corp., Inc., Town & Country Linen Corp., Kohl’s Department Stores, Inc.
	Window and decorative accessories	J.C. Penney Corp., Inc.
Home Improvement	Interior paints and stains and broadloom carpets	Akzo Nobel Paints LLC, Karastan, a division of Mohawk Carpet Corp.

WestPoint Home, Inc. offers a basic stock replenishment program that includes bedding and bath products, and accounted for approximately 76% of the net sales of these Ralph Lauren Home products and approximately 25% of the total Ralph Lauren Home licensing revenue in Fiscal 2010.

Product Design

Our products reflect a timeless and innovative interpretation of American style with a strong international appeal. Our consistent emphasis on new and distinctive design has been an important contributor to the prominence, strength and reputation of the Ralph Lauren brands.

All Ralph Lauren products are designed by, or under the direction of, Mr. Ralph Lauren and our design staff, which is divided into nine departments: Menswear, Women’s Collection, Women’s Ready to Wear, Dresses, Children’s, Accessories, Home, Club Monaco and Rugby. We form design teams around our brands and product categories to develop concepts, themes and products for each brand and category. Through close collaboration with merchandising, sales and production staff, these teams support all three segments of our business — Wholesale, Retail and Licensing — in order to gain market and other valuable input.

Marketing and Advertising

Our marketing program communicates the themes and images of our brands and is an integral feature of our product offering. Worldwide marketing is managed on a centralized basis through our advertising and public relations departments in order to ensure consistency of presentation.

We create distinctive image advertising for all of our brands, conveying the particular message of each one within the context of the overall Ralph Lauren aesthetic. Advertisements generally portray a lifestyle rather than a specific item and include a variety of products offered by ourselves and, in some cases, our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons, with additions throughout the year to coincide with product deliveries. In addition to print, some brands have utilized television and outdoor media in their marketing programs. Our RalphLauren.com and Rugby.com e-commerce websites present the Ralph Lauren lifestyle on the Internet while offering the full breadth of our apparel, accessories and home products.

We advertise in consumer and trade publications, and participate in cooperative advertising on a shared cost basis with some of our retailer partners. In addition, we provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at retail locations. We expensed approximately $157 million related to the advertising of our products in Fiscal 2010, a decrease of approximately 8% from Fiscal 2009.

When our domestic licensing partners are required to spend an amount equal to a percent of their licensed product sales on advertising, we coordinate the advertising placement on their behalf.

We also conduct a variety of public relations activities. Each of our spring and fall womenswear collections are presented at major fashion shows in New York City, which typically generate extensive domestic and international media coverage. We introduce each of the spring and fall menswear collections at major fashion shows in cities such as New York or Milan, Italy. In addition, we organize in-store appearances by our models, certain professional athletes and sponsors. We are the first exclusive outfitter for all on-court officials at the Wimbledon tennis tournament and are currently the official outfitter of all on-court officials at the U.S. Open tennis tournament.

In June 2009, the Company entered into an agreement with the United States Olympic Committee to be the exclusive Official Parade Outfitter for the 2010 and 2012 U.S. Olympic and Paralympic Teams. Under this agreement, the Company designed the official opening and closing ceremony Parade Outfits for the U.S. Olympic team members of the 2010 Winter Olympics in Vancouver, in addition to an assortment of leisure/village wear (“Leisure Wear”) pieces provided to the athletes on the U.S. Teams. In addition, the Company has the right to manufacture, distribute, advertise, promote and sell products in the U.S. which replicate the Parade Outfits and Leisure Wear.

Sourcing, Production and Quality

We contract for the manufacture of our products and do not own or operate any production facilities. Over 400 different manufacturers worldwide produce our apparel, footwear and accessories products, with no one manufacturer providing more than 8% of our total production during Fiscal 2010. We source both finished products and raw materials. Raw materials include fabric, buttons and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2010, less than 2%, by dollar volume, of our products were produced in the U.S., and over 98%, by dollar volume, were produced outside the U.S., primarily in Asia, Europe and South America. See “Import Restrictions and other Government Regulations” and Item 1A — “Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products.”

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

See Item 1A — “Risk Factors — Risks Relating to the Industry in Which We Compete — We face intense competition in the worldwide apparel industry.”

Distribution

To facilitate distribution in the U.S., Ralph Lauren products are shipped from manufacturers to a network of distribution centers for inspection, sorting, packing, and shipment to retail and wholesale customers. This network includes our owned distribution center in Greensboro, North Carolina, a leased facility in Martinsburg, West Virginia, and third party logistics centers in Chino Hills, California and Miami, Florida. All facilities are designed to allow for high density cube storage and value added services, and utilize carton and unit tracking technology to facilitate process control and inventory management. Canadian distribution to Club Monaco stores is supported by a third party logistics provider in Toronto, Ontario. European distribution is serviced by a third party facility located in Parma, Italy. Japan logistics are supported by third party facilities in Kawasaki and Ebina. Excluding Japan, Asia-Pacific distribution is serviced by a third party facility in Hong Kong, supported by small satellite third party locations in China, Singapore, Malaysia and Taiwan. The network is managed through globally integrated information technology systems.

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

Wholesale Credit Control

We manage our own credit function. We sell our merchandise primarily to major department stores and extend credit based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor or underwrite our accounts receivables, or maintain credit insurance to manage the risks of bad debts. Collection and deduction transactional activities are principally provided through a third party service provider. Our bad debt expenses were approximately $5 million in Fiscal 2010, representing less than 1 percent of net revenues. See Item 1A — “Risk Factors — Risks Related to Our Business — Our business could be negatively impacted by any financial instability of our customers.”

Wholesale Backlog

We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. Such orders are generally subject to broad cancellation rights. As of April 3, 2010, our total backlog was $1.160 billion, compared to $1.289 billion as of March 28, 2009. We expect that substantially all of our backlog orders as of April 3, 2010 will be filled within the next fiscal year. The size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of the size of our order backlog from period to period may not be necessarily meaningful, nor may it be indicative of eventual shipments. Nevertheless, the decrease in our order backlog from the prior year is associated in part with a reduction in customer orders relating to the contraction in consumer spending likely to continue during Fiscal 2011.

Trademarks

We own the “Polo,” “Ralph Lauren,” “Polo by Ralph Lauren Design” and the famous polo player astride a horse trademarks in the U.S. and approximately 100 countries worldwide. Other trademarks that we similarly own include:

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

Our trademarks are the subjects of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings, restaurant and café services, online services and online publications and beauty products, as well as in connection with retail services, and we continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as extremely valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement (see Item 3 — “Legal Proceedings” for further discussion). As a result of the appeal of our trademarks, our products have been the object of counterfeiting. We have a broad enforcement program which has been generally effective in controlling the sale of counterfeit products in the U.S. and in most major markets abroad.

In markets outside of the U.S., our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including “Polo” and/or a representation of a polo player astride a horse, which impede our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have, in general, successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks (see Item 1A — “Risk Factors — Risks Related to Our Business — Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.” and Item 3 — “Legal Proceedings” for further discussion). Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce trademarks to new markets.

Import Restrictions and Other Government Regulations

Virtually all of our merchandise imported into the U.S., Canada, and Europe is subject to duties. Until January 1, 2008, much of our apparel merchandise was also subject to safeguard quotas. Notwithstanding quota elimination, China’s accession agreement for membership in the WTO provided that WTO member countries (including the U.S., Canada and European countries) could reimpose quotas on specific categories of products in the event it is determined that imports from China surged and threatened to create a market disruption for such categories of products (so called “safeguard quota provisions”). Such safeguard quotas were permissible through January 1, 2008. From January 1, 2008 through January 1, 2011, WTO member countries can reimpose merchandise-specific safeguard quota. No such quotas are currently in effect. The U.S. and other countries may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) at unfairly traded prices that in such increased quantities as to cause (or threaten) injury to the relevant domestic industry (generally known as “anti-dumping” actions). The European Union has imposed certain anti-dumping duties on imports from China and Vietnam in certain footwear categories. Canada currently also has an anti-dumping order on waterproof footwear under consideration. If dumping is suspected in the U.S., the U.S. Government may self-initiate a dumping case on behalf of the U.S. textile industry which could significantly affect our costs. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the U.S. Government to offset subsidies provided by a foreign government to foreign manufactures if the importation of such subsidized merchandise injures or threatens to injure a U.S. industry. Recent developments have now made it possible to impose countervailing duties on products from non-market economies, such as China, which could significantly increase our costs.

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

As almost all our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quota could adversely affect our operations. Although we generally expect that the 2005 elimination of quotas will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions” or any “anti-dumping” or “countervailing duty” actions may result, over the near term, in cost increases and in disruption of the supply chain for certain products categories. See Item 1A — “Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products” and “Risk Factors — Risks Related to Our Business — Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.”

Apparel and other products sold by us are also subject to regulation in the U.S. and other countries by other governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Fish and Wildlife Service and the Consumer Products Safety Commission, including the recently enacted Consumer Product Safety Improvement Act (“CPSIA”) which imposes new limitations on the permissible amounts of lead and phthalates allowed in children’s products. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety particularly with respect to products used by children. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or results of operations.

Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

Employees

As of April 3, 2010, we had approximately 19,000 employees, both full and part-time, consisting of approximately 13,000 in the U.S. and approximately 6,000 in foreign countries. Approximately 30 of our U.S. production and distribution employees in the womenswear business are members of UNITE HERE (which was previously known as the Union of Needletrades, Industrial and Textile Employees, prior to its merger with the Hotel Employees and Restaurant Employees International Union) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers

The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 70	Mr. Lauren has been Chairman, Chief Executive Officer and a director of the Company since prior to the Company’s initial public offering in 1997, and was a member of the Advisory Board of the Board of Directors of the Company’s predecessors since their organization. He founded Polo in 1967 and has provided leadership in the design, marketing, advertising and operational areas since such time.
Roger N. Farah	Age 57	Mr. Farah has been President, Chief Operating Officer and a director of the Company since April 2000. He was Chairman of the Board of Venator Group, Inc. from December 1994 to April 2000, and was Chief Executive Officer of Venator Group, Inc. from December 1994 to August 1999. Mr. Farah is a member of the Board of Directors of Aetna, Inc. and Progressive Corp.
Jackwyn Nemerov	Age 58	Ms. Nemerov has been Executive Vice President of the Company since September 2004 and a director of the Company since February 2007. From 1998 to 2002, she was President and Chief Operating Officer of Jones Apparel Group, Inc.

Tracey T. Travis	Age 47	Ms. Travis has been Senior Vice President of Finance and Chief Financial Officer of the Company since January 2005. Ms. Travis served as Senior Vice President, Finance of Limited Brands, Inc. from April 2002 until August 2004, and Chief Financial Officer of Intimate Brands, Inc. from April 2001 to April 2002. Prior to that time, Ms. Travis was Chief Financial Officer of the Beverage Can Americas group at American National Can from 1999 to 2001, and held various finance and operations positions at Pepsi Bottling Group from 1989-1999. Ms. Travis is a member of the boards of directors of Jo-Ann Stores, Inc. and the Lincoln Center Theater.
Mitchell A. Kosh	Age 60	Mr. Kosh has served as Senior Vice President of Human Resources of the Company since July 2000. He was Senior Vice President of Human Resources of Conseco, Inc., from February 2000 to July 2000. Prior to that time, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

Item 1A.	Risk Factors.

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

Mr. Ralph Lauren’s leadership in the design, marketing and operational areas of our business has been a critical element of our success since the inception of our Company. The death or disability of Mr. Lauren or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also have a material adverse effect on us. We are not protected by a material amount of key-man or similar life insurance covering Mr. Lauren, our other executive officers and certain other members of senior management. We have entered into employment agreements with Mr. Lauren and our other executive officers, but the noncompete period with respect to Mr. Lauren and certain other executive officers could, in some circumstances in the event of their termination of employment with the Company, end prior to the employment term set forth in their employment agreements.

Our business could be negatively impacted by any financial instability of our customers.

We sell our wholesale merchandise primarily to major department stores across the U.S., Europe and Asia and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral.

However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to that customer’s receivables. In the aggregate, our five largest department-store customers constituted approximately 30% of our gross trade accounts receivable outstanding as of April 3, 2010 and contributed approximately 45% of all wholesale revenues for Fiscal 2010. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business, financial condition or liquidity. See Item 1 — “Business — Wholesale Credit Control.”

The economic recession could have a negative impact on our major customers and suppliers which in turn could materially adversely affect our results of operations and liquidity.

The economic recession is having a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our revolving credit facility will provide us with sufficient liquidity through the current recession, the impact of this recession on our major customers and suppliers cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our results of operations and liquidity.

The Company has an exclusive relationship with certain customers for some of its products. The loss or significant decline in business of any of these customers could negatively impact our business.

The Company has exclusive relationships with certain customers for distribution of some of its products, including its American Living and Chaps products. Our arrangements with JCPenney and Kohl’s for the American Living and Chaps products, respectively, make us dependent on the financial and operational health of those companies. As a result, a decrease in sales volume, as experienced in Fiscal 2010 due to a contraction in consumer spending associated with the weakened global economic environment, or the loss of the business of these customers, may negatively impact the Company’s business.

We cannot assure the successful implementation of our growth strategy.

As part of our growth strategy, we seek to extend our brands, expand our geographic coverage and increase direct management of our brands by opening more of our own stores, strategically acquiring or integrating select businesses previously held by our licensees and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in Europe, Asia and other international areas. As discussed in Item 1 — “Business — Recent Developments,” on December 31, 2009, we acquired our previously licensed Polo-branded apparel business in the Asia-Pacific region (excluding Japan). In Fiscal 2009, we acquired our previously licensed childrenswear and golf apparel businesses in Japan. In Fiscal 2008, we acquired a controlling interest in Impact 21 Co., Ltd. and the remaining 50% interest in Polo Ralph Lauren Japan Corporation, as well as our previously licensed belts and leather goods business.

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

In Europe, we lack the large wholesale distribution channels we have in the U.S., and we may have difficulty developing successful distribution strategies and alliances in each of the major European countries. In Asia (including Japan), our primary mode of distribution is via a network of shops located within leading department stores. We may have difficulty in successfully retaining this network, and expanding into alternate distribution channels. Additionally, macroeconomic trends may not be favorable, and could limit our ability to implement our growth strategies in select geographies where we have foreign operations, such as Europe and Asia.

Our business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the retail industry.

Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. In the aggregate, our five largest department-store customers accounted for approximately 45% of our wholesale net sales during Fiscal 2010. There can be no assurance that consolidations, restructurings, reorganizations or other ownership changes in the department store sector will not have a material adverse effect on our wholesale business.

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

We are involved in certain legal proceedings and are subject from time to time to various claims involving alleged breach of contract claims, intellectual property and other related claims, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters and other litigations. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to the Company or have a negative impact on the Company’s reputation or relations with its employees, customers, licensees or other third parties. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that the Company devotes substantial time and resources to defend itself. Further, changes in governmental regulations both in the U.S. and in other countries where we conduct business operations could have an adverse impact on our results of operations. See Item 3 — “Legal Proceedings” for further discussion of the Company’s legal matters.

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

A privacy breach could damage the Company’s reputation and its relationships with its customers, expose the Company to litigation risk and adversely affect the Company’s business.

As part of the Company’s normal course of business, the Company collects, processes and retains sensitive and confidential customer information. Despite the security measures the Company has in place, the Company’s facilities and systems, and those of the Company’s third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its vendors, could severely damage the Company’s reputation and its relationships with its customers, expose the Company to risks of litigation and liability and adversely affect the Company’s business.

Our business is subject to risks associated with importing products.

As of April 3, 2010, we source a significant portion of our products outside the U.S. through arrangements with over 400 foreign vendors in various countries. In Fiscal 2010, over 98%, by dollar value, of our products were produced outside the U.S., primarily in Asia, Europe and South America. Risks inherent in importing our products include:

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

We believe that our trademarks, intellectual property and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. Significant counterfeiting of our products continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have in the past resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition and results of operations. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting or a material adverse effect on our business or brands arising from imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. In addition, the laws of certain foreign countries do not protect trademarks or other proprietary rights to the same extent as do the laws of the U.S. See Item 1 — “Business — Trademarks,” and Item 3 — “Legal Proceedings.”

Our business could suffer as a result of increases in the price of raw materials or a manufacturer’s inability to produce our goods on time and to our specifications.

We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications primarily by international manufacturers. During Fiscal 2010, less than 2%, by dollar value, of our men’s and women’s products were manufactured in the U.S. and over 98%, by dollar value, of these products were manufactured in other countries. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a substantial reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. Additionally, prices of raw materials used to manufacture our products may fluctuate and increases in prices of such raw materials could have a material adverse effect on our cost of sales.

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

As of April 3, 2010, Mr. Ralph Lauren, or entities controlled by the Lauren family, owned approximately 84% of the voting power of the outstanding common stock of the Company. As a result, Mr. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of the Company’s Class B common stock directors, voting separately as a class, and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.

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

The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending and may materially adversely affect our business, revenues and profits.

We face intense competition in the worldwide apparel industry.

We face a variety of intense competitive challenges from other domestic and foreign fashion-oriented apparel and casual apparel producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We compete with these companies primarily on the basis of:

•	anticipating and responding to changing consumer demands in a timely manner;

•	maintaining favorable brand recognition, loyalty and reputation for quality;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers;

•	appropriately pricing products;

•	failure to anticipate and maintain proper inventory levels;

•	providing strong and effective marketing support;

•	creating an acceptable value proposition for retail customers;

•	ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers; and

•	obtaining sufficient retail floor space and effective presentation of our products at retail stores.

We also face increasing competition from companies selling apparel and home products through the Internet. Although we sell our products domestically through the Internet, increased competition in the worldwide apparel, accessories and home product industries from Internet-based competitors could reduce our sales, prices and margins and adversely affect our results of operations.

The success of our business depends on our ability to respond to constantly changing fashion trends and consumer demands.

Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers worldwide whose preferences cannot be predicted with certainty and are subject to rapid change. We cannot assure that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues. See Item 1 — “Business — Sourcing, Production and Quality.”

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease space for our retail and factory showrooms, and warehouse and office space in various domestic and international locations. We do not own any real property except for our distribution facility in Greensboro, North Carolina and a parcel of land adjacent to the facility, and retail stores in Southampton, New York and Nantucket, Massachusetts.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

The following table sets forth information with respect to our key properties:

		Approximate	Current Lease Term
Location	Use	Sq. Ft.	Expiration

Greensboro, NC	Wholesale distribution facility	1,500,000	Owned
High Point, NC	Retail distribution facility	360,000	January 31, 2023
Martinsburg, WV	Wholesale distribution facility	187,000	December 31, 2010
625 Madison Avenue, NYC	Corporate offices and home showroom	270,000	December 31, 2019
650 Madison Avenue, NYC	Executive, corporate office and design studio, Men’s showrooms	203,500	December 31, 2024
Lyndhurst, NJ	Corporate and retail administrative offices	170,000	December 31, 2019
550 7th Avenue, NYC	Corporate office, design studio and Women’s showrooms	84,000	December 31, 2018
Geneva, Switzerland	European corporate offices	60,000	March 31, 2013
London, UK	Retail flagship store	40,000	July 4, 2021
Chicago, IL	Retail flagship store	37,600	November 14, 2017
867 Madison Avenue, NYC	Retail flagship store	27,700	December 31, 2013
Paris, France	Retail flagship store	25,700	May 31, 2018
Tokyo, Japan	Retail flagship store	24,300	December 31, 2020
Beverly Hills, CA	Retail flagship store	21,600	September 30, 2023
Milan, Italy	Retail flagship store	18,300	June 30, 2015

As of April 3, 2010, we operated 350 retail stores, totaling approximately 2.6 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable locations.

Item 3.	Legal Proceedings.

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The Court granted preliminary approval of the settlement terms on July 17, 2009. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. As part of the required settlement process, the Company notified the relevant attorneys general regarding the potential settlement, and no objections were registered. At a hearing on December 7, 2009, the Court held that the terms of the settlement were fair, just and reasonable and provided fair compensation for class members. In addition, the Court overruled an objection that had been filed by a single customer. The Court then denied the objector’s subsequent motion for the Court to reconsider its order on the fairness of the settlement. The period within which the objector had to appeal or otherwise seek relief from the Court’s orders expired in February 2010 without an appeal and the settlement is effective. Accordingly, the coupons were issued in February with an expiration date of August 16, 2010. Based on coupon redemption experience to date, the Company reversed $1.7 million of its original $5 million reserve into income during the fourth quarter of Fiscal 2010.

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

California Labor Litigation

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purported to represent a class of employees who allegedly had been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave stores and being falsely imprisoned while waiting to leave stores. The complaint sought an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification and subsequently denied our motion to decertify the class. On November 5, 2008, the District Court stayed litigation of the rest break claims pending the resolution of a separate California Supreme Court case on the standards of class treatment for rest break claims. On January 25, 2010, the District Court granted plaintiffs’ motion to sever the rest break claims from the rest of the case and denied our motion to decertify the waiting time claims. The District Court also ordered that a trial be held on the waiting time and overtime claims, which commenced on March 8, 2010. During trial, the parties reached an agreement to settle all of the claims in the litigation, including the rest break claims, for $4 million. The District Court held a hearing on May 14, 2010 and advised the parties that it would grant preliminary approval of the settlement. Once the Court enters an order granting preliminary approval of the settlement, the members of the class will have 60 days from the date of preliminary approval to submit claims or object to the settlement. A hearing has been scheduled for August 20, 2010 for the District Court to determine if final approval of the settlement should be granted. In connection with this settlement, the Company recorded a $4 million reserve against its expected loss exposure during the fourth quarter of Fiscal 2010.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “RL.” The following table sets forth the high and low sales prices per share of the Class A common stock, as reported on the NYSE Composite Tape, and the cash dividends per common share declared for each quarterly period in our two most recent fiscal years:

	Market Price of
	Class A		Dividends
	Common Stock		Declared per
	High	Low	Common Share

Fiscal 2010:
First Quarter	$59.51	$40.79	$0.05
Second Quarter	78.44	49.20	0.05
Third Quarter	83.50	71.71	0.10
Fourth Quarter	86.97	75.06	0.10
Fiscal 2009:
First Quarter	$71.20	$57.07	$0.05
Second Quarter	82.02	53.86	0.05
Third Quarter	70.64	31.22	0.05
Fourth Quarter	48.29	31.64	0.05

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. Approximately $30 million was recorded as a reduction to retained earnings during Fiscal 2010 in connection with the Company’s dividends.

As of May 21, 2010, there were 1,103 holders of record of our Class A common stock and 15 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer, and entities controlled by the Lauren family and are convertible at any time into shares of Class A common stock on a one-for-one basis. During Fiscal 2010, Mr. Lauren converted 1.2 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security.

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended April 3, 2010:

				Total Number of	Approximate Dollar
			Average	Shares Purchased as	Value of Shares
	Total Number of		Price	Part of Publicly	That May Yet be
	Shares		Paid per	Announced Plans or	Purchased Under the
	Purchased(1)		Share	Programs(1)	Plans or Programs
					(millions)

December 27, 2009 to January 23, 2010	—		$—	—	$352
January 24, 2010 to February 20, 2010	1,000,000		77.52	1,000,000	275
February 21, 2010 to April 3, 2010	135	(2)	85.67	—	275

	1,000,135			1,000,000

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A common stock repurchase program. On November 4, 2009, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $225 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date.

On May 18, 2010, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock.

(2)	Represents shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock with the cumulative total return of the Standard & Poor’s 500 Index, and a peer group index of companies that we believe are similar to ours (the “Peer Group”) for the period from April 1, 2005, the last trading day in the Company’s 2005 fiscal year, through April 1, 2010, the last trading day in the Company’s 2010 fiscal year. Our Peer Group consists of Coach, Estee Lauder, Jones Apparel, Kenneth Cole, Liz Claiborne, Phillips Van Heusen, Tiffany & Co., VF Corp., Warnaco, LVMH, Burberry, PPR SA, Hermes International, Richemont, Luxottica and Tod’s Group. All calculations done for foreign companies in our Peer Group are made using the local foreign issue of such companies. The returns are calculated by assuming an investment in the Class A common stock and each index of $100 on April 1, 2005, with all dividends reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Polo Ralph Lauren Corporation, The S&P 500 Index
And A Peer Group

*	$100 invested on 4/1/05 in stock or 3/31/05 in index, including reinvestment of dividends. Index calculated on month-end basis.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data.

See the “Index to Consolidated Financial Statements and Supplementary Information,” and specifically “Selected Financial Information” appearing at the end of this Annual Report on Form 10-K. This selected financial data should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K. Historical results may not be indicative of future results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with our audited consolidated financial statements and footnotes, which are included elsewhere in this Annual Report on Form 10-K for Fiscal 2010 (“Fiscal 2010 10-K”). We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2010 ended on April 3, 2010 and reflected a 53-week period (“Fiscal 2010”); fiscal year 2009 ended on March 28, 2009 and reflected a 52-week period (“Fiscal 2009”); and fiscal year 2008 ended on March 29, 2008 and also reflected a 52-week period (“Fiscal 2008”). The inclusion of the 53rd week in Fiscal 2010 resulted in incremental revenues of approximately $70 million and increased net income of approximately $13 million.

INTRODUCTION

MD&A is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, including our objectives and risks, and a summary of financial performance for Fiscal 2010. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2010, Fiscal 2009 and Fiscal 2008.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2010, Fiscal 2009 and Fiscal 2008, as well as a discussion of our financial condition and liquidity as of April 3, 2010. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) a summary of our outstanding debt and commitments as of April 3, 2010.

•	Market risk management. This section discusses how we manage our risk exposures related to interest rates, foreign currency exchange rates and our investments, as well as the underlying market conditions as of April 3, 2010.

•	Critical accounting policies. This section discusses accounting policies considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our accompanying audited consolidated financial statements.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

OVERVIEW

Our Business

Our Company is a global leader in the design, marketing and distribution of premium lifestyle products including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Women’s Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Rugby, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others.

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business (representing approximately 51% of Fiscal 2010 net revenues) consists of wholesale-channel sales made principally to major department stores, specialty stores and golf and pro shops located throughout the U.S., Canada, Europe and Asia. Our retail business (representing approximately 45% of Fiscal 2010 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, through concessions-based shop-within-shops located primarily in Asia, and through our retail internet sites located at www.RalphLauren.com and www.Rugby.com. In addition, our licensing business (representing approximately 4% of Fiscal 2010 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 30% of our Fiscal 2010 net revenues was earned in international regions outside of the U.S. and Canada. See Note 22 to the accompanying audited consolidated financial statements for a summary of net revenues by geographic location.

In connection with the closing of the Asia-Pacific Licensed Operations Acquisition (as defined and discussed under “Recent Developments”) at the beginning of the fourth quarter of Fiscal 2010, we restated our segment presentation to reclassify concessions-based sales arrangements to our Retail segment from our Wholesale segment. Segment information for Fiscal 2009 has been recast to conform to the current period’s presentation. In periods prior to Fiscal 2009, segment information has not been recast to conform to the current period’s presentation, as it is impracticable to do so. See Note 2 to the accompanying audited consolidated financial statements for further discussion of the restatement of our segment presentation.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment.

Our Objectives and Risks

Our core strengths include a portfolio of global luxury lifestyle brands, a strong and experienced management team, a proven ability to develop and extend our brands distributed through multiple retail channels in global markets, a disciplined investment philosophy and a solid balance sheet. Despite the various risks associated with the current global economic environment as further discussed below, we believe our core strengths will allow us to continue to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

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

While balancing our long-term key strategic objectives with our near-term priorities to manage through the many risks associated with the weakened global economic environment and related reduction in consumer spending levels, we intend to continue to pursue select opportunities for growth during the course of Fiscal 2011 and beyond. These opportunities and continued investment initiatives include:

•	International Growth Opportunities

➢	Ongoing development and integration of our recently acquired businesses in Asia-Pacific, including the continued execution of our plans to enhance our supporting organizational infrastructure and expand our retail businesses.

•	Direct-to-Consumer Growth Opportunities

➢	Global expansion of our direct-to-consumer presence in various formats and key markets, including e-commerce operations in Europe.

•	Product Innovation and Brand Extension Growth Opportunities

➢	Further development of a wide array of luxury accessories product offerings, including handbags, footwear, small leathergoods and watches/jewelry; and

➢	The continued expansion of our Lauren product line in international markets.

•	Investment in Operational Infrastructure

➢	Further systems enhancements and implementations to meet the expanding needs of our global organization.

•	Disciplined Cost Management

➢	The ongoing evaluation of strategies to better align our cost structure with lower sales trends associated with reduced levels of consumer spending.

Global Economic Developments

The state of the global economy has continued to negatively impact the level of consumer spending for discretionary items over the course of the past year. This has affected our business as it is highly dependent on consumer demand for our products. Particularly, beginning in October 2008, our Retail segment began to experience sharp declines in comparable store sales, as did many of our traditional wholesale customers. These retail store declines continued until the second half of Fiscal 2010 when our Retail segment experienced positive comparable store sales growth due largely to the anniversarying of the lower benchmarks created in the prior year, as well as the realization of higher margins relating to improved inventory management and less promotional activity.

While recent statistics indicate that the U.S. and certain other international economies are showing some signs of stabilization, there are still significant macroeconomic risks, including high rates of unemployment and growing economic uncertainty in Europe. As such, we believe the global macroeconomic environment and the related contraction in the level of worldwide consumer spending will likely continue to have a negative effect on our sales and operating margins across all segments through at least Fiscal 2011. We also anticipate that current inflationary pressures on raw material and fuel costs will likely negatively affect the cost of our products and related gross profit percentages in Fiscal 2011.

We continue to monitor these risks and continually evaluate our operating strategies to adjust to any changes in economic conditions.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” included elsewhere in this Fiscal 2010 10-K.

Summary of Financial Performance

Operating Results

In Fiscal 2010, we reported revenues of $4.979 billion, net income attributable to Polo Ralph Lauren Corporation (“PRLC”) of $479.5 million and net income per diluted share attributable to PRLC of $4.73. This compares to revenues of $5.019 billion, net income attributable to PRLC of $406.0 million and net income per diluted share attributable to PRLC of $4.01 in Fiscal 2009.

Our operating performance for Fiscal 2010 was principally affected by a 0.8% decline in revenues, mainly due to lower revenues from our global Wholesale businesses as a result of the ongoing challenging global retail environment. This decrease was largely offset by a net increase in our global Retail sales and the inclusion of a 53rd week of sales in Fiscal 2010, as well as net favorable foreign currency effects. Despite the overall decline in revenues, we experienced an increase in gross profit percentage of 380 basis points to 58.2% primarily due to supply chain cost savings initiatives, improved inventory management and decreased promotional activity particularly across our global Retail businesses and our European Wholesale operations, as well as growth in our Japanese concessions-based business driven by the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion). SG&A expenses increased during Fiscal 2010 primarily driven by higher incentive-based compensation expenses and an increase in operating expenses attributable to our new business initiatives, which more than offset the benefits from various cost-savings initiatives implemented in response to the current economic downturn.

Net income and net income per diluted share attributable to PRLC increased in Fiscal 2010 as compared to Fiscal 2009. This was primarily due to a $111.4 million increase in operating income, offset in part by a $28.3 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income, partially offset by a 50 basis point decline in our effective tax rate. These results were impacted by a $65.5 million reduction in pretax charges related to asset impairments and restructurings as well as increased pretax income of approximately $19 million due to the inclusion of the 53rd week in Fiscal 2010, which combined had an aggregate effect of increasing our net income trends by approximately $54 million (approximately $0.53 per diluted share).

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended Fiscal 2010 in a net cash and investments position (total cash and cash equivalents, plus short-term and non-current investments less total debt) of $940.6 million, compared to $443.2 million as of the end of Fiscal 2009.

The improvement in our financial position was primarily due to our operating cash flows, partially offset by our treasury stock repurchases, capital expenditures and the funding of our recent Asia-Pacific Licensed Operations Acquisition (as defined and discussed under “Recent Developments” below). Our equity increased to $3.117 billion as of April 3, 2010, compared to $2.735 billion as of March 28, 2009, primarily due to our net income during Fiscal 2010, offset in part by our share repurchase activity.

We generated $906.5 million of cash from operations during Fiscal 2010, compared to $774.2 million during Fiscal 2009. We used some of our cash availability to redeem approximately €90.8 million principal amount of debt for $121.0 million, to fund our Asia-Pacific Licensed Operations Acquisition for $25.3 million (see “Recent Developments”), to support our common stock repurchase program and to reinvest in our business through capital spending. In particular, we used $231.0 million to repurchase 3.2 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $201.3 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three fiscal years presented herein has been affected by certain transactions, including:

•	Acquisitions that occurred in Fiscal 2010, Fiscal 2009 and Fiscal 2008. In particular, the Company completed the Asia-Pacific Licensed Operations Acquisition on December 31, 2009, the Japanese Childrenswear and Golf Acquisition on August 1, 2008, the Japanese Business Acquisitions on May 29, 2007 and the Small Leathergoods Business Acquisition on April 13, 2007 (each as defined in Note 5 to the accompanying audited consolidated financial statements); and

•	Certain pretax charges related to asset impairments and restructurings during the fiscal years presented.

A summary of the effect of certain of these items on pretax income for each applicable fiscal year presented is noted below (references to “Notes” are to the notes to the accompanying audited consolidated financial statements):

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(millions)

Impairments of assets (see Note 11)	$(6.6)	$(55.4)	$(5.0)
Restructuring charges (see Note 12)	(6.9)	(23.6)	—

	$(13.5)	$(79.0)	$(5.0)

The comparability of the Company’s operating results has also been affected by the inclusion of a 53rd week in Fiscal 2010, which resulted in incremental revenues of approximately $70 million and increased net income of approximately $13 million.

In addition, as a result of the reclassification of concessions-based sales arrangements to our Retail segment from our Wholesale segment at the beginning of the fourth quarter of Fiscal 2010, segment information for Fiscal 2009 has been recast to conform to the current period’s presentation. Segment information for Fiscal 2008 has not been recast to conform to the current period’s presentation, as it is impracticable to do so. Accordingly, the related analysis of our results of operations for Fiscal 2009 compared to Fiscal 2008 as included in the following MD&A has been prepared on a comparable basis using historical segment information.

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Asia-Pacific Licensed Operations Acquisition

On December 31, 2009, in connection with the transition of the Polo-branded apparel business in Asia-Pacific (excluding Japan) from a licensed to a wholly owned operation, the Company acquired certain net assets from Dickson Concepts International Limited and affiliates (“Dickson”) in exchange for an initial payment of approximately $20 million and other consideration of approximately $17 million (the “Asia-Pacific Licensed Operations Acquisition”). Dickson was the Company’s licensee for Polo-branded apparel in the Asia-Pacific region (excluding Japan), which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company funded the Asia-Pacific Licensed Operations Acquisition with available cash on-hand.

The results of operations for the Polo-branded apparel business in Asia-Pacific have been consolidated in the Company’s results of operations commencing January 1, 2010.

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

Fiscal 2010 Compared to Fiscal 2009

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009	$ Change	% Change
	(millions, except per share data)

Net revenues	$4,978.9	$5,018.9	$(40.0)	(0.8)%
Cost of goods sold(a)	(2,079.8)	(2,288.2)	208.4	(9.1)%

Gross profit	2,899.1	2,730.7	168.4	6.2%
Gross profit as % of net revenues	58.2%	54.4%
Selling, general and administrative expenses(a)	(2,157.0)	(2,036.0)	(121.0)	5.9%
SG&A as % of net revenues	43.3%	40.6%
Amortization of intangible assets	(21.7)	(20.2)	(1.5)	7.4%
Impairments of assets	(6.6)	(55.4)	48.8	(88.1)%
Restructuring charges	(6.9)	(23.6)	16.7	(70.8)%

Operating income	706.9	595.5	111.4	18.7%
Operating income as % of net revenues	14.2%	11.9%
Foreign currency gains (losses)	(2.2)	1.6	(3.8)	(237.5)%
Interest expense	(22.2)	(26.6)	4.4	(16.5)%
Interest and other income, net	12.4	22.0	(9.6)	(43.6)%
Equity in income (loss) of equity-method investees	(5.6)	(5.0)	(0.6)	12.0%

Income before provision for income taxes	689.3	587.5	101.8	17.3%
Provision for income taxes	(209.8)	(181.5)	(28.3)	15.6%

Effective tax rate(b)	30.4%	30.9%
Net income attributable to PRLC	$479.5	$406.0	$73.5	18.1%

Net income per common share attributable to PRLC:
Basic	$4.85	$4.09	$0.76	18.6%

Diluted	$4.73	$4.01	$0.72	18.0%

(a)	Includes total depreciation expense of $159.5 million and $164.2 million for Fiscal 2010 and Fiscal 2009, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues decreased by $40.0 million, or 0.8%, to $4.979 billion in Fiscal 2010 from $5.019 billion in Fiscal 2009. The decrease was primarily due to lower revenues from our global Wholesale businesses, partially offset by a net increase in our global Retail sales and net favorable foreign currency effects. Also offsetting the decrease in revenues was the inclusion of a 53rd week in Fiscal 2010 compared to 52 weeks in Fiscal 2009, which resulted in incremental revenues of approximately $70 million. Excluding the effect of foreign currency, net revenues decreased by 1.1%. On a reported basis, Wholesale revenues decreased by $217.1 million, primarily as a result of global net sales declines in most of our product lines largely due to the ongoing challenging global retail environment. Retail revenues increased by $188.9 million, primarily as a result of growth in RalphLauren.com sales, increased revenues from our Japanese businesses largely as a result of the childrenswear and golf acquisition and continued global store expansion. The increase in Retail revenues also reflected incremental sales from our newly acquired Polo-branded apparel business in Asia-Pacific. Licensing revenue decreased by $11.8 million, primarily due to declines in product and home licensing royalties driven by lower fragrance and paint-related royalties, respectively, as well as a decrease in international licensing royalties due to the loss of licensing revenues from the newly acquired Polo-branded apparel business in Asia-Pacific and childrenswear and golf businesses in Japan (all now consolidated as part of the Retail segment).

Net revenues for our three business segments under the Company’s new (recasted) basis of reporting are provided below:

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$2,532.4	$2,749.5	$(217.1)	(7.9)%
Retail	2,263.1	2,074.2	188.9	9.1%
Licensing	183.4	195.2	(11.8)	(6.0)%

Total net revenues	$4,978.9	$5,018.9	$(40.0)	(0.8)%

Wholesale net revenues — The net decrease primarily reflects:

•	a $154 million aggregate net decrease in our domestic businesses primarily due to a decrease in womenswear, menswear and childrenswear sales (including a decline in revenues from related American Living product categories) as a result of the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section), offset in part by higher footwear sales driven by increased door penetration;

•	a $36 million net decrease in our Japanese businesses on a constant currency basis primarily due to a decrease in womenswear sales largely as a result of the ongoing challenging global retail environment;

•	a $25 million net decrease in our European businesses on a constant currency basis primarily driven by decreased sales in our menswear and childrenswear product lines, partially offset by an increase in womenswear sales largely due to the inclusion of revenues from the newly launched Lauren product line; and

•	a $2 million net decrease in revenues due to an unfavorable foreign currency effect related to the overall weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar during Fiscal 2010.

The total net decrease in Wholesale revenues discussed above included an approximate $30 million increase due to the inclusion of an extra week of sales in Fiscal 2010 as compared to Fiscal 2009.

Retail net revenues — For purposes of the discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes both Ralph Lauren (including Rugby) and Club Monaco stores, as well as concessions-based shop-within-shops and RalphLauren.com.

The net increase in Retail net revenues primarily reflects:

•	a $163 million aggregate net increase in non-comparable store sales primarily driven by:

➢	a $40 million increase in revenues due to the inclusion of an extra week of sales in Fiscal 2010 as compared to Fiscal 2009;

➢	an increase of approximately $32 million on a constant currency basis related to the inclusion of a full year of revenues from our concessions-based shop-within-shops assumed in connection with the Japanese Childrenswear and Golf Acquisition in comparison to seven months in the prior fiscal year (see “Recent Developments” for further discussion);

➢	the inclusion of $29 million of sales from stores and concessions-based shop-within-shops assumed in connection with the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion);

➢	an increase related to new store openings within the past twelve months. There was a net increase in average global store count of 9 stores, to a total of 350 stores, as compared to Fiscal 2009. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings as well as the inclusion of stores acquired in Asia-Pacific region, offset in part by the closure of certain Club Monaco stores; and

➢	a net aggregate favorable foreign currency effect of $16 million primarily related to the strengthening of the Yen, partially offset by the overall weakening of the Euro, both in comparison to the U.S. dollar during Fiscal 2010.

•	a $6 million aggregate net decrease in comparable physical store sales driven by our global full-price stores, including a net aggregate unfavorable foreign currency effect of $2 million primarily related to the overall weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar during Fiscal 2010. This decrease was more than offset by a $32 million increase in RalphLauren.com sales. Comparable store sales under the Company’s new (recasted) basis of reporting are presented below on a 52-week basis:

Fiscal Year Ended
April 3,
2010

Increases/(decreases) in comparable store sales as reported:
Full-price Ralph Lauren store sales(a)	(4)%
Full-price Club Monaco store sales	2%
Factory store sales	1%
RalphLauren.com sales	18%
Total increase in comparable store sales as reported	1%
Increases/(decreases) in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales(b)	(4)%
Full-price Club Monaco store sales	2%
Factory store sales	1%
RalphLauren.com sales	18%
Total increase in comparable store sales excluding the effect of foreign currency	2%

41.1

(a)	Includes an increase of 24% in comparable sales for concessions-based shop-within-shops.

(b)	Includes an increase of 15% in comparable sales for concessions-based shop-within-shops.

Licensing revenue — The net decrease primarily reflects:

•	a $8 million decrease in international licensing royalties, primarily due to the Asia-Pacific Licensed Operations Acquisition as well as the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion); and

•	a $5 million decrease in home licensing royalties primarily driven by lower paint and bedding and bath-related royalties.

The above net decrease was partially offset by:

•	a $1 million net increase in product licensing royalties primarily driven by higher footwear royalties, partially offset by lower fragrance-related royalties.

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

Gross profit increased by $168.4 million, or 6.2%, to $2.899 billion in Fiscal 2010 from $2.731 billion in Fiscal 2009. Gross profit as a percentage of net revenues increased by 380 basis points to 58.2% in Fiscal 2010 from 54.4% in Fiscal 2009. This increase was primarily due to supply chain cost savings initiatives, improved inventory management and decreased promotional activity particularly across our global Retail businesses and our European Wholesale operations, as well as growth in our Japanese concessions-based business driven by the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

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

We anticipate that current macroeconomic challenges, including inflationary pressures on raw material and fuel costs, could negatively affect the cost of our products and related gross profit percentages in Fiscal 2011. See Item 1A — “Risk Factors” for further discussion.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $121.0 million, or 5.9%, to $2.157 billion in Fiscal 2010 from $2.036 billion in Fiscal 2009. The increase included an unfavorable foreign currency effect of approximately $15 million, primarily related to the strengthening of the Yen in comparison to the U.S. dollar during Fiscal 2010. SG&A expenses as a percent of net revenues increased to 43.3% in Fiscal 2010 from 40.6% in Fiscal 2009. The 270 basis point increase was primarily driven by the decrease in net revenues as well as higher compensation-related expenses and an increase in operating expenses attributable to our new business initiatives. Including the $15 million unfavorable foreign currency effect, the $121.0 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related expenses of approximately $78 million primarily relating to an increase in incentive-based compensation;

•	the inclusion of SG&A costs of approximately $35 million related to our newly acquired Polo-branded apparel business in Asia-Pacific (see “Recent Developments” for further discussion);

•	an approximate $22 million increase related to the inclusion of a full year of SG&A costs for our recently acquired Japanese childrenswear and golf businesses in comparison to seven months in the prior fiscal year, including costs incurred pursuant to transition service arrangements (see “Recent Developments” for further discussion); and

•	an approximate $17 million increase in rent and utility costs primarily to support the ongoing global growth of our businesses.

The above increases were partially offset by lower SG&A expenses associated with the Company’s cost-savings initiatives implemented in late Fiscal 2009, as well as:

•	lower selling expenses of approximately $28 million principally relating to lower wholesale sales; and

•	an approximate $14 million decrease in brand-related marketing and advertising costs.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $1.5 million, or 7.4%, to $21.7 million in Fiscal 2010 from $20.2 million in Fiscal 2009. This increase was primarily due to the inclusion of a full year of amortization expense related to intangible assets acquired in connection with the Japanese Childrenswear and Golf Acquisition in comparison to seven months in the prior fiscal year, as well as amortization of the intangible assets acquired in connection with the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion).

Impairments of Assets.  A non-cash impairment charge of $6.6 million was recognized in Fiscal 2010, compared to $55.4 million in Fiscal 2009. These charges reduced the net carrying values of certain long-lived assets, primarily in the Company’s Retail segment, to their estimated fair values. These impairment charges were primarily attributable to the lower-than-expected operating performances of certain retail stores, which in Fiscal 2009 arose in large part due to the significant contraction in consumer spending experienced during the latter half of that fiscal year. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Restructuring Charges.  Restructuring charges of $6.9 million recognized in Fiscal 2010 primarily related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. Restructuring charges of $23.6 million recognized in Fiscal 2009 were primarily associated with a restructuring plan initiated during the fourth quarter of Fiscal 2009 to better align the Company’s cost base with lower sales and operating margin trends associated with the slowdown in consumer spending, and to improve overall operating effectiveness (the “Fiscal 2009 Restructuring Plan”). This Fiscal 2009 Restructuring Plan included a reduction in workforce and the closure of certain underperforming retail stores. See Note 12 to the accompanying audited consolidated financial statements for further discussion.

Operating Income.  Operating income increased by $111.4 million, or 18.7%, to $706.9 million in Fiscal 2010 from $595.5 million in Fiscal 2009. Operating income as a percentage of net revenues increased 230 basis points, to 14.2% in Fiscal 2010 from 11.9% in Fiscal 2009. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin and lower pretax charges related to asset impairments and restructurings, partially offset by the increase in SG&A expenses as a percent of net revenues, as previously discussed.

Operating income for our three business segments under the Company’s new (recasted) basis of reporting is provided below:

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009	$ Change	% Change
	(millions)

Operating Income:
Wholesale	$585.3	$619.9	$(34.6)	(5.6)%
Retail	254.1	101.6	152.5	150.1%
Licensing	107.4	103.6	3.8	3.7%

	946.8	825.1	121.7	14.7%
Less:
Unallocated corporate expenses	(229.9)	(206.5)	(23.4)	11.3%
Unallocated legal and restructuring charges	(10.0)	(23.1)	13.1	(56.7)%

Total operating income	$706.9	$595.5	$111.4	18.7%

Wholesale operating income decreased by $34.6 million primarily as a result of lower revenues, partially offset by higher gross margins driven by improved inventory management principally in our European businesses.

Retail operating income increased by $152.5 million primarily as a result of increased revenues and higher gross margins across our global Retail businesses driven by decreased promotional activity and lower reductions in the carrying cost of our retail inventory. The increase also was due to lower impairment-related charges. These increases were partially offset by increased SG&A expenses primarily driven by higher rent and incentive-based compensation expenses.

Licensing operating income increased by $3.8 million primarily as a result of lower net costs associated with the transition of our licensed businesses to wholly owned operations, offset in part by lower revenues largely driven by a decline in international royalties and home licensing royalties.

Unallocated corporate expenses increased by $23.4 million, primarily as a result of higher incentive-based compensation expenses, partially offset by lower brand-related marketing and advertising costs.

Unallocated legal and restructuring charges of $10.0 million in Fiscal 2010 were comprised of restructuring charges of $6.9 million primarily related to employee termination costs and the write-down of an asset associated with exiting a retail store in Japan, as well as legal charges of $4.8 million primarily related to the Company’s California Labor Litigation matter offset in part by the reversal of an excess legal reserve of $1.7 million (see Note 17 to the accompanying audited consolidated financial statements for further discussion). In Fiscal 2009, unallocated legal and restructuring charges of $23.1 million were comprised of restructuring charges of $23.6 million primarily associated with the Fiscal 2009 Restructuring Plan, as previously discussed, offset by a reversal of an excess legal reserve in the amount of $0.5 million.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $2.2 million in Fiscal 2010, compared to a gain of $1.6 million in Fiscal 2009. Excluding a net increase in foreign currency gains of $1.0 million relating to undesignated foreign currency hedge contracts, the increase in foreign currency losses in Fiscal 2010 as compared to Fiscal 2009 was primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense decreased by $4.4 million, or 16.5%, to $22.2 million in Fiscal 2010 from $26.6 million in Fiscal 2009. This decrease was primarily due to a lower principal amount of our outstanding Euro-denominated 4.5% notes as a result of a partial debt extinguishment in July 2009.

Interest and Other Income, net.  Interest and other income, net, decreased by $9.6 million, or 43.6%, to $12.4 million in Fiscal 2010 from $22.0 million in Fiscal 2009, primarily due to lower yields relating to lower market rates of interest. This decrease was offset in part by an increase in our average balance of cash and cash equivalents and investments during Fiscal 2010, as well as a net gain of $4.1 million related to a partial extinguishment of the Company’s Euro-denominated 4.5% notes in July 2009.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $5.6 million in Fiscal 2010 related to the Company’s share of loss from its joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting. The equity in loss of equity-method investees of $5.0 million in Fiscal 2009 related to the Company’s share of loss driven by certain start-up costs associated with the RL Watch Company.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $28.3 million, or 15.6%, to $209.8 million in Fiscal 2010 from $181.5 million in Fiscal 2009. The increase in provision for income taxes was primarily a result of higher pretax income in Fiscal 2010 compared to Fiscal 2009. This increase was partially offset by a net decline in our reported effective tax rate of 50 basis points, to 30.4% in Fiscal 2010 from 30.9% in Fiscal 2009. The lower effective tax rate was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions as well as tax reserve reductions principally associated with audit settlements, offset in part by certain higher non-deductible expenses. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from year to year based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to PRLC.  Net income increased by $73.5 million, or 18.1%, to $479.5 million in Fiscal 2010 from $406.0 million in Fiscal 2009. The increase in net income was primarily due to a $111.4 million increase in operating income, offset in part by a $28.3 million increase in the provision for income taxes, as previously discussed. These results were impacted by a $65.5 million reduction in pretax charges related to asset impairments and restructurings as well as increased pretax income of approximately $19 million due to the inclusion of the 53rd week in Fiscal 2010, which combined had an aggregate effect of increasing our net income trends by approximately $54 million.

Net Income Per Diluted Share Attributable to PRLC.  Net income per diluted share increased by $0.72, or 18.0%, to $4.73 per share in Fiscal 2010 from $4.01 per share in Fiscal 2009. The increase in diluted per share results was due to the higher level of net income, as previously discussed. These results were impacted by a $65.5 million reduction in pretax charges related to asset impairments and restructurings as well as increased pretax income of approximately $19 million due to the inclusion of the 53rd week in Fiscal 2010, which combined had an aggregate effect of increasing our net income per diluted share trends by approximately $0.53.

Fiscal 2009 Compared to Fiscal 2008

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008	$ Change	% Change
	(millions, except per share data)

Net revenues	$5,018.9	$4,880.1	$138.8	2.8%
Cost of goods sold(a)	(2,288.2)	(2,242.0)	(46.2)	2.1%

Gross profit	2,730.7	2,638.1	92.6	3.5%
Gross profit as % of net revenues	54.4%	54.1%
Selling, general and administrative expenses(a)	(2,036.0)	(1,932.5)	(103.5)	5.4%
SG&A as % of net revenues	40.6%	39.6%
Amortization of intangible assets	(20.2)	(47.2)	27.0	(57.2)%
Impairments of assets	(55.4)	(5.0)	(50.4)	1,008.0%
Restructuring charges	(23.6)	—	(23.6)	NM

Operating income	595.5	653.4	(57.9)	(8.9)%
Operating income as % of net revenues	11.9%	13.4%
Foreign currency gains (losses)	1.6	(6.4)	8.0	(125.0)%
Interest expense	(26.6)	(25.7)	(0.9)	3.5%
Interest and other income, net	22.0	24.7	(2.7)	(10.9)%
Equity in income (loss) of equity-method investees	(5.0)	(1.8)	(3.2)	177.8%

Income before provision for income taxes	587.5	644.2	(56.7)	(8.8)%
Provision for income taxes	(181.5)	(222.3)	40.8	(18.4)%

Effective tax rate(b)	30.9%	34.5%
Net income	$406.0	$421.9	$(15.9)	(3.8)%

Less: Net income attributable to noncontrolling interest	—	2.1	(2.1)	(100.0)%

Net income attributable to PRLC	$406.0	$419.8	$(13.8)	(3.3)%

Net income per common share attributable to PRLC:
Basic	$4.09	$4.10	$(0.01)	(0.2)%

Diluted	$4.01	$3.99	$0.02	0.5%

(a)	Includes total depreciation expense of $164.2 million and $154.1 million for Fiscal 2009 and Fiscal 2008, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

As discussed in the “Overview” section, segment information for Fiscal 2008 has not been recast to reflect the reclassification of concessions-based sales arrangements to our Retail segment from our Wholesale segment at the beginning of the fourth quarter of Fiscal 2010. In order to present operating results on a comparable basis, the following analysis of our results of operations for Fiscal 2009 compared to Fiscal 2008 has been prepared using historical segment information.

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

Net revenues for our three business segments under the Company’s historical basis of reporting are provided below:

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$2,887.2	$2,758.1	$129.1	4.7%
Retail	1,936.5	1,912.6	23.9	1.2%
Licensing	195.2	209.4	(14.2)	(6.8)%

Total net revenues	$5,018.9	$4,880.1	$138.8	2.8%

Wholesale net revenues — The net increase primarily reflects:

•	a $74 million net increase in our European businesses on a constant currency basis driven by increased sales in our menswear, womenswear and childrenswear product lines, partially offset by an increase in promotional activity;

•	a $47 million net increase in our Japanese operations on a constant currency basis primarily as a result of the inclusion of revenues from the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion), offset in part by sales declines in our core businesses; and

•	a $37 million net increase in revenues due to a favorable foreign currency effect related to the strengthening of the Yen, partially offset by an unfavorable foreign currency effect related to the weakening of the Euro, both in comparison to the U.S. dollar in Fiscal 2009.

The above increases were partially offset by:

•	a $29 million aggregate net decrease in our domestic businesses primarily due to reduced shipments across our core menswear, womenswear and childrenswear product lines as a result of the ongoing challenging U.S. retail environment (as discussed further in the “Overview” section). Offsetting this decrease was the inclusion of a full year of revenues from the newly launched American Living product line and an increase in footwear sales largely attributable to increased door penetration.

Retail net revenues — The net increase primarily reflects:

•	an $81 million aggregate net increase in non-comparable store sales, primarily relating to new store openings within the past twelve months. There was a net increase in average global store count of 21 stores, to a total of 326 stores, as compared to the prior fiscal year. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings.

The above increase was partially offset by:

•	an $84 million aggregate net decrease in comparable physical store sales driven by our global full-price stores, including an aggregate net unfavorable foreign currency effect of $13 million primarily related to the weakening of the Euro in comparison to the U.S. dollar in Fiscal 2009. This decrease was partially offset by a $27 million increase in RalphLauren.com sales. Comparable store sales under the Company’s historical basis of reporting are provided below:

Fiscal Year Ended
March 28,
2009

Increases/(decreases) in comparable store sales as reported:
Full-price Ralph Lauren store sales	(12)%
Full-price Club Monaco store sales	(10)%
Factory store sales	(2)%
RalphLauren.com sales	19%
Total decrease in comparable store sales as reported	(4)%
Increases/(decreases) in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	(12)%
Full-price Club Monaco store sales	(10)%
Factory store sales	(1)%
RalphLauren.com sales	19%
Total decrease in comparable store sales excluding the effect of foreign currency	(3)%

Licensing revenue — The net decrease primarily reflects:

•	a $17 million decrease in international licensing royalties, primarily due to the Japanese Childrenswear and Golf Acquisition (see “Recent Developments” for further discussion).

The above decrease was partially offset by:

•	a $3 million increase in domestic licensing royalties, primarily driven by increases in men’s personal apparel and the inclusion of a full year of royalties for American Living. These increases were partially offset by a decrease in fragrance-related royalties.

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

Gross profit increased by $92.6 million, or 3.5%, to $2.731 billion in Fiscal 2009 from $2.638 billion in Fiscal 2008. Gross profit as a percentage of net revenues increased by 30 basis points to 54.4% in Fiscal 2009 from 54.1% in Fiscal 2008, primarily driven by the growth of our European and Japanese wholesale operations, as well as the net decrease of unfavorable purchase accounting effects associated with prior business acquisitions. These increases were partially offset by increased markdown activity and higher reductions in the carrying cost of our retail inventory, largely as a result of the economic downturn.

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

•	the inclusion of SG&A costs of approximately $38 million related to our recently acquired Japanese childrenswear and golf businesses, including costs incurred pursuant to transition service arrangements (see “Recent Developments” for further discussion);

•	higher compensation-related expenses of approximately $35 million principally relating to increased selling costs associated with higher retail sales and our ongoing product line expansion, including American Living and a dedicated dress business across multiple brands. These increases were partially offset by lower stock-based compensation expense largely driven by a decrease in the Company’s share price as of the date of its annual equity award grant in the second quarter of Fiscal 2009 compared to the share price as of the comparable grant date in Fiscal 2008;

•	an approximate $29 million increase in rent and utility costs to support the ongoing global growth of our businesses, including rent expense related to certain retail stores scheduled to open in Fiscal 2010;

•	an approximate $12 million net increase in litigation-related charges, including approximately $4 million related to the reversal of an excess legal reserve in Fiscal 2008; and

•	an approximate $11 million increase in bad debt expenses due largely to the negative effects of the slowdown in the global economy on the financial condition and liquidity of our customer base.

The above increases were partially offset by:

•	an approximate $20 million decrease in brand-related marketing and advertising costs primarily as a result of the implementation of related cost-savings initiatives in response to the economic downturn, as well as the absence of costs associated with the Company’s 40th Anniversary celebration in Fiscal 2008.

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

Restructuring Charges.  Restructuring charges of $23.6 million were recognized in Fiscal 2009 primarily associated with a restructuring plan initiated during the fourth quarter of Fiscal 2009 to better align the Company’s cost base with lower sales and operating margin trends associated with the slowdown in consumer spending, and to improve overall operating effectiveness. This Fiscal 2009 Restructuring Plan included a reduction in workforce and the closure of certain underperforming retail stores. No restructuring charges were recorded in Fiscal 2008. See Note 12 to the accompanying audited consolidated financial statements for further discussion.

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

Operating income for our three business segments under the Company’s historical basis of reporting is provided below:

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

Retail operating income decreased by $96.0 million primarily as a result of $47.0 million of higher impairment-related charges, higher reductions in the carrying cost of our retail inventory, and higher rent and occupancy costs. The decrease was partially offset by higher revenues and the absence of certain unfavorable purchase accounting effects associated with the acquisition of the remaining 50% equity interest of Ralph Lauren Media included in the prior fiscal year.

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

Unallocated legal and restructuring charges of $23.1 million in Fiscal 2009 were comprised of restructuring charges of $23.6 million primarily associated with the Fiscal 2009 Restructuring Plan, as previously discussed, offset by a reversal of an excess legal reserve in the amount of $0.5 million. In Fiscal 2008, unallocated legal and restructuring charges were comprised of a reversal of an excess legal reserve in the amount of $4.1 million.

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

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $5.0 million in Fiscal 2009 and $1.8 million in Fiscal 2008 primarily related to the Company’s share of loss driven by certain start-up costs associated with the RL Watch Company, which is accounted for under the equity method of accounting.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes decreased by $40.8 million, or 18.4%, to $181.5 million in Fiscal 2009 from $222.3 million in Fiscal 2008. The decrease in provision for income taxes was principally due to an overall decrease in pretax income in Fiscal 2009 compared to Fiscal 2008. This decrease also was due to a reduction in our reported effective tax rate of 360 basis points, to 30.9% in Fiscal 2009 from 34.5% in Fiscal 2008. The lower effective tax rate was primarily due to a shift in the geographic mix of earnings. In particular, there was a greater proportion of earnings generated in lower-taxed jurisdictions and the tax benefits associated with the asset impairment and restructuring charges were recognized in higher-taxed jurisdictions.

Net Income Attributable to Noncontrolling Interest.  Net income attributable to noncontrolling interest of $2.1 million in Fiscal 2008 related to the Company’s remaining 50% interest in Polo Ralph Lauren Japan Corporation, which was acquired in May 2007, and the allocation of net income of Impact 21 Co., Ltd. to the holders of the 80% interest not owned by the Company prior to the closing date of the related acquisition. No net income attributable to noncontrolling interest was recorded in Fiscal 2009 as both of these companies have been wholly owned.

Net Income Attributable to PRLC.  Net income attributable to PRLC decreased by $13.8 million, or 3.3%, to $406.0 million in Fiscal 2009 from $419.8 million in Fiscal 2008. This decrease principally related to a $57.9 million decrease in operating income, offset in part by a $40.8 million decrease in the provision for income taxes, as previously discussed. These results were negatively impacted by $79.0 million of pretax charges recognized in Fiscal 2009 related to asset impairments and restructurings, which had an aggregate effect of reducing net income attributable to PRLC in Fiscal 2009 by $49.7 million.

Net Income Per Diluted Share Attributable to PRLC.  Net income per diluted share attributable to PRLC increased by $0.02, or 0.5%, to $4.01 per share in Fiscal 2009 from $3.99 per share in Fiscal 2008, as the effect of lower weighted-average diluted shares outstanding was mostly offset by the decrease in net income attributable to PRLC in Fiscal 2009. These results were negatively impacted by $79.0 million of pretax charges recognized in Fiscal 2009 related to asset impairments and restructurings, which had an aggregate effect of reducing net income per diluted share attributable to PRLC in Fiscal 2009 by $0.49.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	April 3,	March 28,
	2010	2009	$ Change
	(millions)

Cash and cash equivalents	$563.1	$481.2	$81.9
Short-term investments	584.1	338.7	245.4
Non-current investments	75.5	29.7	45.8
Long-term debt	(282.1)	(406.4)	124.3

Net cash and investments(a)	$940.6	$443.2	$497.4

Equity	$3,116.6	$2,735.1	$381.5

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The increase in the Company’s net cash and investments position as of April 3, 2010 as compared to March 28, 2009 was primarily due to our operating cash flows, partially offset by the Company’s use of cash to support its treasury stock repurchases, capital expenditures and acquisition spending. In Fiscal 2010, the Company used $231.0 million to repurchase 3.2 million shares of Class A common stock, including shares surrendered for tax withholdings, and spent $201.3 million for capital expenditures. In addition, the Company used $25.3 million to fund its recent Asia-Pacific Licensed Operations Acquisition (see “Recent Developments”). The Company’s net cash and investments position as of April 3, 2010 also reflected the repurchase of €90.8 million principal amount of Euro-denominated 4.5% notes in July 2009 for $121.0 million (see “Debt and Covenant Compliance” below for further discussion).

The increase in equity was primarily due to the Company’s net income in Fiscal 2010, offset in part by an increase in treasury stock as a result of the Company’s common stock repurchase program.

Cash Flows

Fiscal 2010 Compared to Fiscal 2009

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009	$ Change
	(millions)

Net cash provided by operating activities	$906.5	$774.2	$132.3
Net cash used in investing activities	(504.4)	(458.0)	(46.4)
Net cash used in financing activities	(306.4)	(352.1)	45.7
Effect of exchange rate changes on cash and cash equivalents	(13.8)	(34.4)	20.6

Net increase (decrease) in cash and cash equivalents	$81.9	$(70.3)	$152.2

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $906.5 million in Fiscal 2010, compared to $774.2 million in Fiscal 2009. This net increase in operating cash flow was primarily driven by:

•	lower accounts receivable levels due to improved cash collections and lower sales in the Company’s Wholesale segment;

•	an increase related to inventory primarily due to the effects of ongoing inventory management across most businesses; and

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses, including impairments of assets.

The above increases in cash provided by operating activities were partially offset by:

•	a decrease related to accounts payable and accrued liabilities primarily due to the timing of payments.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $504.4 million in Fiscal 2010, as compared to $458.0 million in Fiscal 2009. The net increase in cash used in investing activities was primarily driven by:

•	an increase in cash used to purchase investments, less proceeds from sales and maturities of investments. In Fiscal 2010, the Company used $1.351 billion to purchase investments, less $1.072 billion of proceeds from sales and maturities of investments. On a comparative basis, in Fiscal 2009, the Company used $623.1 million to purchase investments, less $369.5 million of proceeds from sales and maturities of investments;

•	an increase in cash used in connection with capital expenditures. In Fiscal 2010, the Company spent $201.3 million for capital expenditures, as compared to $185.0 million in Fiscal 2009. The Company’s capital expenditures were primarily associated with global retail store expansion, construction and renovation of department store shop-within-shops and investments in its facilities and technological infrastructure; and

•	a change in cash deposits restricted in connection with taxes. In Fiscal 2010, net restricted cash of $6.2 million was released, as compared to $26.9 million of restricted cash released in Fiscal 2009 primarily in connection with the partial settlement of certain international tax matters.

The above increases in cash used in investing activities were partially offset by:

•	a decrease in net cash used to fund the Company’s acquisitions and ventures. In Fiscal 2010, the Company used $30.8 million primarily to fund the Asia-Pacific Licensed Operations Acquisition. On a comparative basis, in Fiscal 2009, the Company used $46.3 million primarily to fund the Japanese Childrenswear and Golf Acquisition and to complete the minority interest buyout related to the acquisition of certain of the Company’s formerly-licensed Japanese businesses.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $306.4 million in Fiscal 2010, as compared to $352.1 million in Fiscal 2009. The decrease in net cash used in financing activities was primarily driven by:

•	a decrease in cash used in connection with the Company’s repayment of debt. In Fiscal 2010, the Company completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of its 4.5% notes due October 4, 2013. On a comparative basis, in Fiscal 2009, the Company repaid ¥20.5 billion ($196.8 million as of the repayment date) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to the Company’s existing credit facility (the “Term Loan”); and

•	an increase in cash received from the exercise of employee stock options. In Fiscal 2010, the Company received $50.5 million from the exercise of employee stock options, as compared to $29.0 million in Fiscal 2009.

The above decrease in cash used in financing activities was partially offset by:

•	an increase in cash used in connection with repurchases of the Company’s Class A common stock. In Fiscal 2010, 2.9 million shares of Class A common stock at a cost of $215.9 million were repurchased pursuant to the Company’s common stock repurchase program and 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”). On a comparative basis, in Fiscal 2009, $169.8 million of cash was used in connection with common stock repurchases and shares surrendered for tax withholdings.

Fiscal 2009 Compared to Fiscal 2008

	Fiscal Years Ended
	March 28,	March 29,
	2009	2008	$ Change
	(millions)

Net cash provided by operating activities	$774.2	$695.4	$78.8
Net cash used in investing activities	(458.0)	(505.0)	47.0
Net cash used in financing activities	(352.1)	(260.5)	(91.6)
Effect of exchange rate changes on cash and cash equivalents	(34.4)	57.7	(92.1)

Net increase (decrease) in cash and cash equivalents	$(70.3)	$(12.4)	$(57.9)

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

Net Cash Used in Financing Activities.  Net cash used in financing activities was $352.1 million in Fiscal 2009, as compared to $260.5 million in Fiscal 2008. The increase in net cash used in financing activities was primarily driven by:

•	the repayment of ¥20.5 billion ($196.8 million as of the repayment date) of the Term Loan in Fiscal 2009 related to the Japanese Business Acquisitions, as compared to the receipt of proceeds from the Term Loan of $168.9 million as of the borrowing date in Fiscal 2008; and

•	a decrease in excess tax benefits from stock-based compensation arrangements of $22.3 million in Fiscal 2009 as compared to the prior fiscal year.

The above increases were partially offset by:

•	a decrease in cash used in connection with repurchases of the Company’s Class A common stock. In Fiscal 2009, 2.2 million shares of Class A common stock at a cost of $150.2 million (including approximately 0.4 million shares at a cost of $24.0 million that was traded prior to the end of Fiscal 2008 for which settlement occurred in April 2008) were repurchased pursuant to the Company’s common stock repurchase program and 0.3 million shares of Class A common stock at a cost of $19.6 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the 1997 Plan. On a comparative basis, in Fiscal 2008, $475.4 million of cash was used in connection with common stock repurchases and shares surrendered for tax withholdings.

Liquidity

The Company’s primary sources of liquidity are the cash flow generated from its operations, $450 million of availability under its credit facility, available cash and cash equivalents, investments and other available financing options. These sources of liquidity are used to fund the Company’s ongoing cash requirements, including working capital requirements, global retail store expansion, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment/repurchase, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that the Company’s existing sources of cash will be sufficient to support its operating, capital and debt service requirements for the foreseeable future, including the finalization of potential acquisitions and plans for business expansion.

As discussed in the “Debt and Covenant Compliance” section below, the Company had no revolving credit borrowings outstanding under its credit facility as of April 3, 2010. As discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. The Company believes its credit facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of April 3, 2010, there were 13 financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 20%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Facility (as defined below) in the event of the Company’s election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On November 4, 2009, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $225 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

In Fiscal 2010, 2.9 million shares of Class A common stock were repurchased by the Company at a cost of $215.9 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was approximately $275 million as of April 3, 2010. In addition, in Fiscal 2010, 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Plan.

In Fiscal 2009, 1.8 million shares of Class A common stock were repurchased by the Company at a cost of $126.2 million. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. In addition, in Fiscal 2009, 0.3 million shares of Class A common stock at a cost of $19.6 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Plan.

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

On May 18, 2010, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. Dividends paid amounted to $24.7 million in Fiscal 2010, $19.9 million in Fiscal 2009 and $20.5 million in Fiscal 2008.

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

Debt and Covenant Compliance

Euro Debt

As of April 3, 2010, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of April 3, 2010, the carrying value of the Euro Debt was $282.1 million, compared to $406.4 million as of March 28, 2009.

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

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of April 3, 2010, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $13.9 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

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

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of April 3, 2010, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Upon the occurrence of an Event of Default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company’s common stock.

The Credit Facility was amended and restated as of May 22, 2007 to provide for the addition of a ¥20.5 billion Term Loan, made to Polo JP Acqui B.V., a wholly owned subsidiary of the Company. The proceeds of the Term Loan were used to finance the Company’s acquisition of certain of its formerly-licensed Japanese businesses. The Company repaid the Term Loan by its maturity date on May 22, 2008 using $196.8 million of the cash on-hand acquired as part of the acquisition. See Note 5 to the accompanying audited consolidated financial statements for further discussion of the Japanese Business Acquisitions.

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of the Company’s aggregate contractual obligations as of April 3, 2010, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. The Company expects to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under its $450 million credit facility or other potential sources of financing.

				Fiscal
	Fiscal	Fiscal	Fiscal	2016 and
	2011	2012-2013	2014-2015	Thereafter	Total
	(millions)

Euro debt	$—	$—	$282.1	$—	$282.1
Capital leases	9.9	13.9	12.4	46.0	82.2
Operating leases	205.6	394.2	354.2	877.3	1,831.3
Inventory purchase commitments	604.6	150.4	—	—	755.0

Total	$820.1	$558.5	$648.7	$923.3	$2,950.6

The following is a description of the Company’s material, firmly committed contractual obligations as of April 3, 2010:

•	Euro debt represents the principal amount due at maturity of the Company’s outstanding Euro Debt on a U.S. dollar-equivalent basis. Amounts do not include any fair value adjustments, call premiums or interest payments;

•	Lease obligations represent the minimum lease rental payments under noncancelable leases for the Company’s real estate and operating equipment in various locations around the world. Approximately 60% of these lease obligations relates to the Company’s retail operations. Information has been presented separately for operating and capital leases. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to its leased real estate properties; and

•	Inventory purchase commitments represent the Company’s legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $126.0 million as of April 3, 2010. This liability for unrecognized tax benefits has been excluded from the above table because the Company cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) amounts included in current liabilities in the consolidated balance sheet as of April 3, 2010 as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a “purchase obligation” as the term is used herein (e.g., deferred taxes and other miscellaneous items).

The Company also has certain contractual arrangements that would require it to make payments if certain circumstances occur. See Note 17 to the accompanying audited consolidated financial statements for a description of the Company’s contingent commitments not included in the above table.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet firm commitments, which include outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $21 million as of April 3, 2010. The Company does not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on its financial condition or results of operations.

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

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, the Company does not believe it is exposed to any undue concentration of counterparty risk with respect to its derivative contracts as of April 3, 2010.

Foreign Currency Risk Management

The Company manages its exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 16 to the audited consolidated financial statements for a summarization of the notional amounts and fair values of the Company’s foreign currency exchange contracts outstanding as of April 3, 2010.

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

The Company recognized net gains on foreign currency exchange contracts in earnings of approximately $13 million for Fiscal 2010, and net losses of approximately $6 million for Fiscal 2009 and $8 million for Fiscal 2008.

Sensitivity

The Company performs a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of the Company’s derivative financial instruments. To perform the sensitivity analysis, the Company assesses the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by all foreign currencies in our hedge portfolio against the U.S. dollar. Based on all foreign currency exchange contracts outstanding as of April 3, 2010, a 10% devaluation of the U.S. dollar as compared to the level of foreign currency exchange rates for currencies under contract as of April 3, 2010 would result in approximately $1 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $1 million of net unrealized gains. As the Company’s outstanding foreign currency exchange contracts are primarily designated as cash flow hedges of forecasted transactions, the unrealized loss or gain as a result of a 10% devaluation or appreciation would be largely offset by changes in the underlying hedged items.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. The changes in fair value of a derivative instrument or changes in a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment, to the extent it is effective as a hedge. As such, changes in the Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in equity as a component of accumulated other comprehensive income. The Company recorded within other comprehensive income the translation effects of the Euro Debt to U.S. dollars, resulting in a loss of $1.8 million for Fiscal 2010, a gain of $66.6 million for Fiscal 2009 and a loss of $73.8 million for Fiscal 2008.

Interest Rate Risk Management

Sensitivity

As of April 3, 2010, the Company had no variable-rate debt outstanding. As such, the Company’s exposure to changes in interest rates primarily related to its fixed rate Euro Debt. As of April 3, 2010, the carrying value of the Euro Debt was $282.1 million and the fair value was $291.7 million. A 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the Euro Debt by approximately $2 million. Such potential increases or decreases are based on certain simplifying assumptions, including no changes in Euro currency exchange rates and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Investment Risk Management

As of April 3, 2010, the Company had cash and cash equivalents on-hand of $563.1 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. The Company’s other significant investments included $584.1 million of short-term investments, primarily in treasury bills, municipal bonds, time deposits and variable rate municipal securities with original maturities greater than 90 days; $75.4 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $67.8 million of deposits with maturities greater than one year; $2.3 million of auction rate securities issued through a municipality and $5.4 million of other securities.

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

Inventories

The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including its own retail stores. The Company also holds retail inventory that is sold in its own stores directly to consumers. Wholesale and retail inventories are stated at the lower of cost or estimated realizable value with cost primarily determined on a weighted-average cost basis.

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

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) topic 805, “Business Combinations” (“ASC 805”) (formerly referred to as Statement of Financial Accounting Standards (“FAS”) No. 141R, “Business Combinations,” as amended, which replaces FAS No. 141). ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes resulting from ASC 805 include the need for the acquirer to record 100% of all assets and liabilities of the acquired business, including goodwill, generally at fair value for all business combinations (whether partial, full or step acquisitions); the need to recognize contingent consideration at fair value on the acquisition date and, for certain arrangements, to recognize changes in fair value in earnings until settlement; and the need for acquisition- related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. These fair value determinations require management’s judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The Company adopted the provisions of ASC 805 as of the beginning of Fiscal 2010 (March 29, 2009). See Note 5 to the accompanying audited consolidated financial statements for further discussion of the effect of this accounting change on the Company’s consolidated financial statements.

In addition, in connection with its business acquisitions, the Company evaluates the terms of any pre-existing relationships to determine if a settlement of the pre-existing relationship exists. These pre-existing relationships primarily relate to licensing agreements. If the terms of the pre-existing relationships were determined to not be reflective of market, a settlement gain or loss would be recognized in earnings, measured by the amount in which the contract is favorable or unfavorable to the Company when compared with pricing for current market transactions for the same or similar items. The Company allocates the aggregate consideration exchanged in these transactions between the value of the business acquired and the value of the settlement of any pre-existing relationships in proportion to estimates of their respective fair values. Accordingly, significant judgment is required to determine the respective fair values of the business acquired and the value of the settlement of the pre-existing relationship. The Company may utilize independent valuation firms to assist in the determination of fair value.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (formerly referred to as FAS No. 157, “Fair Value Measurements,” as amended). ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements through a three-level valuation hierarchy. The Company adopted the provisions of ASC 820 for all of its financial assets and liabilities within scope as of the beginning of Fiscal 2009 (March 30, 2008). In addition, the Company adopted the provisions of ASC 820 for all of its nonfinancial assets and liabilities within scope as of the beginning of Fiscal 2010 (March 29, 2009). The Company uses judgment in the determination of the applicable level within the hierarchy of a particular asset or liability when evaluating the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). See Notes 4 and 15 to the accompanying audited consolidated financial statements for further discussion of the effect of this accounting change on the Company’s consolidated financial statements.

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

The Company performed its annual impairment assessment of goodwill during the second quarter of Fiscal 2010. Based on the results of the impairment assessment as of June 28, 2009, the Company confirmed that the fair value of its reporting units exceeded their respective carrying values and that there were no reporting units that were at risk of impairment. Additionally, there have been no impairment losses recorded in connection with the assessment of the recoverability of goodwill or other intangible assets during any of the three fiscal years presented.

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

During Fiscal 2010, Fiscal 2009 and Fiscal 2008, the Company recorded non-cash impairment charges of $6.6 million, $55.4 million and $5.0 million, respectively, to reduce the net carrying value of certain long-lived assets primarily in its Retail segment to their estimated fair value. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Income Taxes

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between US GAAP and tax reporting. Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment.

In addition, valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

In determining the income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment, and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.

See Note 13 to the accompanying audited consolidated financial statements for further discussion of the Company’s income taxes.

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

Stock-Based Compensation

The Company expenses all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the accompanying audited consolidated financial statements for a discussion of a description of certain recently issued accounting standards which may impact the Company’s results of operations and/or financial condition in future reporting periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of the Company’s exposure to market risk, see “Market Risk Management” in Item 7 included elsewhere in this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

See the “Index to Consolidated Financial Statements” appearing at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

During the fourth quarter of Fiscal 2010, the Company acquired control of the Polo-branded apparel business in Asia-Pacific (excluding Japan) from Dickson that was formerly conducted under a licensed arrangement (the “Asia-Pacific Licensed Operations Acquisition,” as discussed in Note 5 to the accompanying audited consolidated financial statements). The Company is in the process of evaluating Dickson’s internal controls. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company excluded Dickson from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of April 3, 2010. In the aggregate, Dickson represented 2.8% of the total consolidated assets and 0.6% of total consolidated revenues of the Company as of and for the fiscal year ended April 3, 2010.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as included elsewhere herein.

(c) Changes in Internal Controls over Financial Reporting

Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fourth quarter of Fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Asia-Pacific Licensed Operations Acquisition

In connection with the Asia-Pacific Licensed Operations Acquisition, the Company has developed a supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, store operations, real estate management, finance and other administrative areas. As part of the development of this infrastructure, the Company has implemented various processes, systems, and internal controls to support the business.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to our directors and corporate governance will be set forth in the Company’s proxy statement for its 2010 annual meeting of stockholders to be filed within 120 days after April 3, 2010 (the “Proxy Statement”) and is incorporated by reference herein. Information relating to our executive officers is set forth in Item I of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Item 11.	Executive Compensation.

Information relating to executive and director compensation will be set forth in the Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information as of April 3, 2010

The following table sets forth information as of April 3, 2010 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)		(b)		(c)
	Numbers of				Number of Securities
	Securities				Remaining Available for
	to be Issued upon				Future Issuance Under
	Exercise of				Equity Compensation
	Outstanding		Weighted-Average		Plans (Excluding
	Options, Warrants		Exercise Price of		Securities Reflected in
Plan Category	and Rights		Outstanding Options ($)		Column (a))

Equity compensation plans approved by security holders	7,142,858	(1)	$50.55	(2)	2,526,731	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	7,142,858		$50.55		2,526,731

(1)	Consists of 5,054,838 options to purchase shares of our Class A common stock and 2,088,020 restricted stock units (including 266,667 of service-based restricted stock units that have fully vested but have not yet been issued as of April 3, 2010) that are payable solely in shares of Class A common stock. Does not include 11,438 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of the outstanding stock options. No exercise price is payable with respect to the outstanding restricted stock units.

(3)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan. An additional 11,438 outstanding shares of restricted stock granted under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan that remain subject to forfeiture are not reflected in column (c).

Other information relating to security ownership of certain beneficial owners and management will be set forth in the Proxy Statement and such information is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be included by Item 13 of Form 10-K will be included in the Proxy Statement and such information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information required to be included by Item 14 of Form 10-K will be included in the Proxy Statement and such information is incorporated by reference herein.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.,	2. Financial Statements and Financial Statement Schedules. See index on Page F-1.

3. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-24733) (the “S-1”))*
3.2	Second Amended and Restated By-laws of the Company (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 29, 2007)*
10.1	Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*
10.2	U.S.A. Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, and Cosmair, Inc., and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.4 to the S-1)*
10.3	Restated U.S.A. License Agreement, dated January 1, 1985, between Ricky Lauren and Mark N. Kaplan, as Licensor, and Cosmair, Inc., as Licensee, and letter Agreement related thereto dated January 1, 1985** (filed as Exhibit 10.5 to the S-1)*
10.4	Foreign Design and Consulting Agreement, dated January 1, 1985, between Ralph Lauren, individually and d/b/a Ralph Lauren Design Studio, as Licensor, and L’Oreal S.A., as Licensee, and letter Agreements related thereto dated January 1, 1985, September 16, 1994 and October 25, 1994** (filed as Exhibit 10.6 to the S-1)*
10.5	Restated Foreign License Agreement, dated January 1, 1985, between The Polo/Lauren Company, as Licensor, and L’Oreal S.A., as Licensee, Letter Agreement related thereto dated January 1, 1985, and Supplementary Agreement thereto, dated October 1, 1991** (filed as Exhibit 10.7 to the S-1)*
10.6	Amendment, dated November 27, 1992, to Foreign Design and Consulting Agreement and Restated Foreign License Agreement** (filed as Exhibit 10.8 to the S-1)*
10.7	Agency Agreement dated October 5, 2006, between Polo Ralph Lauren Corporation and Deutsche Bank AG, London Branch and Deutsche Bank Luxemburg S.A., as fiscal and principal paying agent (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 30, 2006)*
10.8	Form of Indemnification Agreement between Polo Ralph Lauren Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.9	Amended and Restated Employment Agreement, effective as of October 14, 2009, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 8-K dated October 14, 2009)*†
10.10	Amended and Restated Employment Agreement, dated as of June 17, 2003, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 28, 2003)*†
10.11	Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005 (the “Fiscal 2006 10-K”))*†
10.12	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.15 to the Fiscal 2006 10-K)*†
10.13	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan, as amended as of August 9, 2007 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 29, 2007)*†
10.14	Amendment No. 1, dated March 29, 2010, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah
10.15	Restricted Stock Unit Award Agreement, dated as of July 1, 2004, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.18 to the Fiscal 2006 10-K)*†
10.16	Amendment No. 1, dated as of December 23, 2008, to the Restricted Stock Unit Award Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 27, 2008)*†

Exhibit
Number	Description

10.17	Restricted Stock Award Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.19 to the Fiscal 2006 10-K)*†
10.18	Non-Qualified Stock Option Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.20 to the Fiscal 2006 10-K)*†
10.19	Deferred Compensation Agreement, dated as of September 19, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.21 to the Fiscal 2006 10-K)*†
10.20	Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) dated March 25, 2004 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.21	Amendment No. 1, dated as of July 2, 2004, to Asset Purchase Agreement by and among Polo Ralph Lauren Corporation, RL Childrenswear Company, LLC and The Seller Affiliate Group (as defined therein) (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 3, 2004)*
10.22	Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)*†
10.23	Amendment, dated as of June 30, 2006, to the Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.24	Amendment No. 2, dated as of May 21, 2009, to the Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.26 to the Fiscal 2009 10-K)*†
10.25	Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.26	Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restriction performance share awards under the Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.27	Stock Option Award Overview — U.S. containing the standard terms of stock option award under the Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.28	Definitive Agreement, dated April 13, 2007, among Polo Ralph Lauren Corporation, PRL Japan Kabushiki Kaisha, Onward Kashiyama Co., Ltd and Impact 21 Co., Ltd.(filed as Exhibit 10.27 to the Fiscal 2008 10-K)*
10.29	Amended and Restated Credit Agreement as of May 22, 2007 to the Credit Agreement, dated as of November 28, 2006, among Polo Ralph Lauren Corporation, Polo JP Acqui B.V., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007)*
10.30	Amendment and Restatement Agreement, dated as of May 22, 2007, among Polo Ralph Lauren Corporation, Polo JP Acqui B.V., the lenders party thereto, The Bank of New York, Citibank, N.A., Bank of America, N.A. and Wachovia Bank National Association, as syndication agents, Sumitomo Mitsui Banking Corporation and Deutsche Bank Securities, s co-agents and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement dated as of November 28, 2006 among Polo Ralph Lauren Corporation, the lenders from time to time party thereto and the agents party thereto (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended June 30, 2007)*
10.31	Employment Agreement, effective as of October 14, 2009, between Polo Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.2 to the Form 8-K dated October 14, 2009)*†
10.32	Employment Agreement, effective as of September 28, 2009, between Polo Ralph Lauren Corporation and Tracey T. Travis (filed as Exhibit 10.1 to the Form 8-K dated September 28, 2009)*†
10.33	Employment Agreement, effective as of October 14, 2009, between Polo Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.3 to the Form 8-K dated October 14, 2009)*†
10.34	Cross Default and Term Extension Agreement, dated May 11, 1998, among PRL USA, Inc., The Polo/Lauren Company, L.P., Polo Ralph Lauren Corporation, Jones Apparel Group, Inc. and Jones Investment Co., Inc. (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 28, 2002)*
10.35	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended December 31, 2005)*†
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Fiscal 2003 Form 10-K)*

Exhibit
Number	Description

21.1	List of Significant Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)
31.2	Certification of Tracey T. Travis required by 17 CFR 240.13a-14(a)
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Tracey T. Travis Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 2, 2010.

POLO RALPH LAUREN CORPORATION

By:	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RALPH LAUREN Ralph Lauren	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 2, 2010

/s/ ROGER N. FARAH Roger N. Farah	President, Chief Operating Officer and Director	June 2, 2010

/s/ JACKWYN L. NEMEROV Jackwyn L. Nemerov	Executive Vice President and Director	June 2, 2010

/s/ TRACEY T. TRAVIS Tracey T. Travis	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 2, 2010

/s/ JOHN R. ALCHIN John R. Alchin	Director	June 2, 2010

/s/ ARNOLD H. ARONSON Arnold H. Aronson	Director	June 2, 2010

/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	June 2, 2010

/s/ DR. JOYCE F. BROWN Dr. Joyce F. Brown	Director	June 2, 2010

/s/ JOEL L. FLEISHMAN Joel L. Fleishman	Director	June 2, 2010

Signature	Title	Date

/s/ HUBERT JOLY Hubert Joly	Director	June 2, 2010

/s/ STEVEN P. MURPHY Steven P. Murphy	Director	June 2, 2010

/s/ ROBERT C. WRIGHT Robert C. Wright	Director	June 2, 2010

POLO RALPH LAUREN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Page

Consolidated Financial Statements:
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Equity	F-5
Notes to Consolidated Financial Statements	F-6
Management’s Report on Responsibility for Financial Statements	F-50
Reports of Independent Registered Public Accounting Firms	F-51
Supplementary Information:
Selected Financial Information	F-54
Quarterly Financial Information	F-56
EX-10.14
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 3,	March 28,
	2010	2009
	(millions)

ASSETS
Current assets:
Cash and cash equivalents	$563.1	$481.2
Short-term investments	584.1	338.7
Accounts receivable, net of allowances of $206.1 million and $190.9 million	381.9	474.9
Inventories	504.0	525.1
Deferred tax assets	103.0	101.8
Prepaid expenses and other	139.7	135.0

Total current assets	2,275.8	2,056.7
Non-current investments	75.5	29.7
Property and equipment, net	697.2	651.6
Deferred tax assets	101.9	102.8
Goodwill	986.6	966.4
Intangible assets, net	363.2	348.9
Other assets	148.7	200.4

Total assets	$4,648.9	$4,356.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$149.8	$165.9
Income tax payable	37.8	35.9
Accrued expenses and other	559.7	472.3

Total current liabilities	747.3	674.1
Long-term debt	282.1	406.4
Non-current liability for unrecognized tax benefits	126.0	154.8
Other non-current liabilities	376.9	386.1

Commitments and contingencies (Note 17)
Total liabilities	1,532.3	1,621.4

Equity:
Class A common stock, par value $.01 per share; 75.7 million and 72.3 million shares issued; 56.1 million and 55.9 million shares outstanding	0.8	0.7
Class B common stock, par value $.01 per share; 42.1 million and 43.3 million shares issued and outstanding	0.4	0.4
Additional paid-in-capital	1,243.8	1,108.4
Retained earnings	2,915.3	2,465.5
Treasury stock, Class A, at cost (19.6 million and 16.4 million shares)	(1,197.7)	(966.7)
Accumulated other comprehensive income	154.0	126.8

Total equity	3,116.6	2,735.1

Total liabilities and equity	$4,648.9	$4,356.5

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(millions, except per share data)

Net sales	$4,795.5	$4,823.7	$4,670.7
Licensing revenue	183.4	195.2	209.4

Net revenues	4,978.9	5,018.9	4,880.1
Cost of goods sold(a)	(2,079.8)	(2,288.2)	(2,242.0)

Gross profit	2,899.1	2,730.7	2,638.1

Other costs and expenses:
Selling, general and administrative expenses(a)	(2,157.0)	(2,036.0)	(1,932.5)
Amortization of intangible assets	(21.7)	(20.2)	(47.2)
Impairments of assets	(6.6)	(55.4)	(5.0)
Restructuring charges	(6.9)	(23.6)	—

Total other costs and expenses	(2,192.2)	(2,135.2)	(1,984.7)

Operating income	706.9	595.5	653.4
Foreign currency gains (losses)	(2.2)	1.6	(6.4)
Interest expense	(22.2)	(26.6)	(25.7)
Interest and other income, net	12.4	22.0	24.7
Equity in income (loss) of equity-method investees	(5.6)	(5.0)	(1.8)

Income before provision for income taxes	689.3	587.5	644.2
Provision for income taxes	(209.8)	(181.5)	(222.3)

Net income	$479.5	$406.0	$421.9

Less: Net income attributable to noncontrolling interest	—	—	2.1

Net income attributable to PRLC	$479.5	$406.0	$419.8

Net income per common share attributable to PRLC:
Basic	$4.85	$4.09	$4.10

Diluted	$4.73	$4.01	$3.99

Weighted average common shares outstanding:
Basic	98.9	99.2	102.3

Diluted	101.3	101.3	105.2

Dividends declared per share	$0.30	$0.20	$0.20

(a) Includes total depreciation expense of:	$(159.5)	$(164.2)	$(154.1)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
		(millions)

Cash flows from operating activities:
Net income	$479.5	$406.0	$421.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	181.2	184.4	201.3
Deferred income tax expense (benefit)	(0.2)	(35.1)	(7.7)
Equity in loss (income) of equity-method investees, net of dividends received	5.6	5.0	1.8
Non-cash stock-based compensation expense	59.7	49.7	70.7
Non-cash impairments of assets	6.6	55.4	5.0
Non-cash provision for bad debt expense	4.7	13.9	2.6
Non-cash foreign currency (gains) losses	2.5	2.3	(1.3)
Non-cash restructuring charges	1.9	1.6	—
Non-cash litigation-related charges (reversals of excess reserves), net	(1.7)	5.6	(4.1)
Gain on extinguishment of debt	4.1	—	—
Changes in operating assets and liabilities:
Accounts receivable	92.2	1.1	10.0
Inventories	29.1	(10.5)	81.8
Accounts payable and accrued liabilities	41.3	55.2	(10.8)
Deferred income liabilities	(19.3)	(25.7)	(2.7)
Other balance sheet changes	19.3	65.3	(73.1)

Net cash provided by operating activities	906.5	774.2	695.4

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(30.8)	(46.3)	(188.7)
Purchases of investments	(1,350.9)	(623.1)	(96.8)
Proceeds from sales and maturities of investments	1,072.4	369.5	12.7
Capital expenditures	(201.3)	(185.0)	(217.1)
Change in restricted cash deposits	6.2	26.9	(15.1)

Net cash used in investing activities	(504.4)	(458.0)	(505.0)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	168.9
Repayment of debt	(121.0)	(196.8)	—
Debt issuance costs	—	—	(0.3)
Payments of capital lease obligations	(6.7)	(6.7)	(7.7)
Payments of dividends	(24.7)	(19.9)	(20.5)
Repurchases of common stock, including shares surrendered for tax
withholdings	(231.0)	(169.8)	(475.4)
Proceeds from exercise of stock options	50.5	29.0	40.1
Excess tax benefits from stock-based compensation arrangements	25.2	12.1	34.4
Other financing activities	1.3	—	—

Net cash used in financing activities	(306.4)	(352.1)	(260.5)

Effect of exchange rate changes on cash and cash equivalents	(13.8)	(34.4)	57.7

Net increase (decrease) in cash and cash equivalents	81.9	(70.3)	(12.4)
Cash and cash equivalents at beginning of period	481.2	551.5	563.9

Cash and cash equivalents at end of period	$563.1	$481.2	$551.5

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock			Total	Non-
	Common Stock(a)		Paid-In	Retained	at Cost			Equity of	Controlling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	PRLC	Interest	Equity
	(millions)

Balance at March 31, 2007	111.9	$1.1	$872.5	$1,742.3	7.9	$(321.5)	$40.5	$2,334.9	$4.0	$2,338.9
Cumulative effect of adopting FIN 48 (Note 13)				(62.5)				(62.5)		(62.5)
Comprehensive income:
Net income				419.8					2.1
Foreign currency translation adjustments							135.8
Net realized and unrealized gains (losses) on derivative financial instruments							(63.3)
Net unrealized gains (losses) on available- for-sale investments							(0.2)
Net unrealized gains (losses) on defined benefit plans							(0.2)
Total comprehensive income								491.9	2.1	494.0
Noncontrolling interest transactions									(0.6)	(0.6)
Cash dividends declared				(20.3)				(20.3)		(20.3)
Repurchases of common stock					6.4	(499.4)		(499.4)		(499.4)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	1.9		145.1					145.1		145.1

Balance at March 29, 2008	113.8	$1.1	$1,017.6	$2,079.3	14.3	$(820.9)	$112.6	$2,389.7	$5.5	$2,395.2
Comprehensive income:
Net income				406.0
Foreign currency translation adjustments							(69.7)
Net realized and unrealized gains (losses) on derivative financial instruments							84.1
Net unrealized gains (losses) on available- for-sale investments							0.3
Net unrealized gains (losses) on defined benefit plans							(0.5)
Total comprehensive income								420.2		420.2
Noncontrolling interest transactions									(5.5)	(5.5)
Cash dividends declared				(19.8)				(19.8)		(19.8)
Repurchases of common stock					2.1	(145.8)		(145.8)		(145.8)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	1.8		90.8					90.8		90.8

Balance at March 28, 2009	115.6	$1.1	$1,108.4	$2,465.5	16.4	$(966.7)	$126.8	$2,735.1	$—	$2,735.1
Comprehensive income:
Net income				479.5
Foreign currency translation adjustments							37.5
Net realized and unrealized gains (losses) on derivative financial instruments							(11.0)
Net unrealized gains (losses) on available- for-sale investments							—
Net unrealized gains (losses) on defined benefit plans							0.7
Total comprehensive income								506.7		506.7
Cash dividends declared				(29.7)				(29.7)		(29.7)
Repurchases of common stock					3.2	(231.0)		(231.0)		(231.0)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	2.2	0.1	135.4					135.5		135.5

Balance at April 3, 2010	117.8	$1.2	$1,243.8	$2,915.3	19.6	$(1,197.7)	$154.0	$3,116.6	$—	$3,116.6

(a)	Includes Class A and Class B common stock. In Fiscal 2010, 1.2 million shares of Class B common stock was converted into an equal number of shares of Class A common stock pursuant to the terms of the security (see Note 18).

(b)	Accumulated other comprehensive income (loss).

(c)	Includes income tax benefits relating to the stock-based compensation arrangements of approximately $25 million in Fiscal 2010, $12 million in Fiscal 2009 and $34 million in Fiscal 2008.

See accompanying notes.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Polo Ralph Lauren Corporation (“PRLC”) is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. PRLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. PRLC’s brand names include Polo by Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Women’s Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Rugby, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others. PRLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the U.S., Europe and Asia. The Company also sells directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, through concessions-based shop-within-shops located primarily in Asia, and through its retail internet sites located at www.RalphLauren.com and www.Rugby.com. In addition, the Company often licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2010 ended on April 3, 2010 and reflected a 53-week period (“Fiscal 2010”); fiscal year 2009 ended on March 28, 2009 and reflected a 52-week period (“Fiscal 2009”); and fiscal year 2008 ended on March 29, 2008 and also reflected a 52-week period (“Fiscal 2008”). The inclusion of the 53rd week in Fiscal 2010 resulted in incremental revenues of approximately $70 million and increased net income of approximately $13 million.

In April 2009, the Company performed an internal legal entity reorganization of certain of its wholly owned Japan subsidiaries. As a result of the reorganization, the Company’s former Polo Ralph Lauren Japan Corporation and Impact 21 Co., Ltd. subsidiaries were merged into a new wholly owned subsidiary named Polo Ralph Lauren Kabushiki Kaisha (“PRL KK”). The financial position and operating results of the Company’s consolidated PRL KK entity are reported on a one-month lag. Accordingly, the Company’s operating results for Fiscal 2010, Fiscal 2009 and Fiscal 2008 include the operating results of PRL KK for the twelve-month periods ended February 28, 2010, February 28, 2009 and February 29, 2008, respectively. The net effect of this reporting lag is not material to the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

On December 31, 2009, the Company acquired certain assets from Dickson Concepts International Limited (“Dickson”), its former licensee of Polo-branded apparel in Asia-Pacific (excluding Japan), and assumed direct control of its business in that region (the “Asia-Pacific Licensed Operations Acquisition”). Dickson formerly conducted the Company’s business in Asia-Pacific (excluding Japan) through a combination of freestanding owned stores, freestanding licensed stores and shop-within-shops at department stores or malls. The terms of trade for shop-within-shops were largely conducted on a concessions basis, whereby inventory continued to be owned by the Company (not the department store) until ultimate sale to the end consumer and the salespeople involved in the sales transaction were employees of the Company. As management believes that this concessions-based sales model possesses more attributes of a retail model than a wholesale model, it was determined that all concessions-based sales arrangements (including those conducted in Japan) should be classified within the Company’s Retail segment, in contrast to the historical classification within its Wholesale segment. Accordingly, effective with the closing of the Asia-Pacific Licensed Operations Acquisition at the beginning of the fourth quarter of Fiscal 2010, the Company restated its segment presentation to reclassify concessions-based sales arrangements to its Retail segment from its Wholesale segment. There have been no changes in total revenue, total operating income or total assets as a result of this change. Segment information for Fiscal 2009 has been recast to conform to the current period’s presentation. In periods prior to Fiscal 2009, segment information has not been recast to conform to the current period’s presentation, as it is impracticable to do so. See Note 22 for further discussion of the Company’s segment information.

Certain other reclassifications have been made to the prior years’ financial information in order to conform to the current year’s presentation, including to reflect the adoption of recent accounting guidance related to noncontrolling interests.

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

Retail store and concessions-based shop-within-shop revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company’s retail internet sites at RalphLauren.com and Rugby.com is recognized upon delivery and receipt of the shipment by its customers. Such revenue also is reduced by an estimate of returns.

Gift cards issued by the Company are recorded as a liability until they are redeemed, at which point revenue is recognized. The Company recognizes income for unredeemed gift cards when the likelihood of a gift card being

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the consolidated statements of operations. Shipping and handling costs incurred approximated $83 million in Fiscal 2010, $95 million in Fiscal 2009 and $108 million in Fiscal 2008. Shipping and handling charges billed to customers are included in revenue.

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

Advertising expense amounted to approximately $157 million for Fiscal 2010, $171 million for Fiscal 2009 and $188 million for Fiscal 2008. Deferred advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $4 million and $6 million at the end of Fiscal 2010 and Fiscal 2009, respectively.

Foreign Currency Translation and Transactions

The financial position and operating results of foreign operations are primarily consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the consolidated statements of equity as a component of accumulated other comprehensive income (loss). Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature also are included within this component of equity.

The Company also recognizes gains and losses on transactions that are denominated in a currency other than the respective entity’s functional currency. Foreign currency transaction gains and losses also include amounts realized on the settlement of intercompany loans with foreign subsidiaries that are either of a short-term investment nature or were previously of a long-term investment nature and deferred as a component of equity. Foreign currency transaction gains and losses are recognized in earnings and separately disclosed in the consolidated statements of operations.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under US GAAP, are excluded from net income (loss). The components of other comprehensive income (loss) for the Company primarily consist of foreign currency translation gains and losses; unrealized gains and losses on available-for-sale investments; unrealized gains and losses related to the accounting for defined benefit plans; and deferred gains and losses on hedging instruments, such as forward foreign currency exchange contracts designated as cash flow hedges and foreign currency gains (losses) on the Company’s Euro-denominated debt designated as a hedge of its net investment in certain of its European subsidiaries.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
		(millions)

Basic	98.9	99.2	102.3
Dilutive effect of stock options, restricted stock and restricted stock units	2.4	2.1	2.9

Diluted shares	101.3	101.3	105.2

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Such performance-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2010, Fiscal 2009 and Fiscal 2008, there was an aggregate of approximately 1.2 million, 3.5 million and 1.5 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and the contingent vesting of restricted stock and performance-based restricted stock units that were excluded from the diluted share calculations.

Stock-Based Compensation

The Company expenses all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation method to determine the grant date fair value of its stock option awards.

See Note 20 for further discussion of the Company’s stock-based compensation.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less, including investments in debt securities. Investments in debt securities are diversified among high-credit quality securities in accordance with the Company’s risk-management policies, and primarily include commercial paper and money market funds.

Restricted Cash

From time to time, the Company is required to place cash in escrow with various banks as collateral, primarily to secure guarantees of corresponding amounts made by the banks to international tax authorities on behalf of the Company, such as to secure refunds of value-added tax payments in certain international tax jurisdictions or in the case of certain international tax audits. Such cash has been classified as restricted cash and reported as a component of either other current assets or non-current assets in the Company’s consolidated balance sheets.

Short-term Investments

Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits which have a maturity greater than three months. Short-term investments classified as available-for-sale are reported at fair value. Short-term investments classified as held-to-maturity are reported at cost, which approximates market value. Cash inflows and outflows related to the sale and purchase of short-term investments are classified as investing activities within the Company’s consolidated statements of cash flows.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
		(millions)

Beginning reserve balance	$170.4	$161.1	$129.4
Amount charged against revenue to increase reserve	460.1	480.2	496.7
Amount credited against customer accounts to decrease reserve	(443.7)	(461.0)	(473.4)
Foreign currency translation	(0.8)	(9.9)	8.4

Ending reserve balance	$186.0	$170.4	$161.1

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

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
		(millions)

Beginning reserve balance	$20.5	$10.9	$8.7
Amount charged to expense to increase reserve(a)	4.7	13.9	2.6
Amount written off against customer accounts to decrease reserve	(5.1)	(3.0)	(1.6)
Foreign currency translation	—	(1.3)	1.2

Ending reserve balance	$20.1	$20.5	$10.9

(a)	Amounts charged to bad debt expense are included within SG&A expense in the consolidated statements of operations.

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Canada, Europe and Asia and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has five key department-store customers that generate significant sales volume. For Fiscal 2010, these customers in the aggregate contributed approximately 45% of all wholesale revenues. Further, as of April 3, 2010, the Company’s five key department-store customers represented approximately 30% of gross accounts receivable.

Inventories

The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including its own retail stores. The Company also holds retail inventory that is sold in its own stores directly to consumers. Wholesale and retail inventories are stated at the lower of cost or estimated realizable value with cost primarily determined on a weighted-average cost basis.

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

Investments

Investments in companies in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method. This is generally presumed to exist when the Company owns between 20% and 50% of the investee. However, as a matter of policy, if the Company had a greater than 50% ownership interest in an investee and the noncontrolling shareholders held certain rights that allowed them to participate in the day-to-day operations of the business, the Company would also generally use the equity method of accounting.

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

Investments in debt securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value. Investments in debt securities that the Company has the intent and ability to retain until maturity are classified as held-to-maturity.

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

Equity-method Investments

The Company’s investments include a joint venture named the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), formed with Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group, in March 2007. The joint venture is a Swiss corporation, whose purpose is to design, develop, manufacture, sell and distribute luxury watches and fine jewelry through Ralph Lauren boutiques, as well as through fine independent jewelry and luxury watch retailers throughout the world. The Company accounts for its 50% interest in the RL Watch Company under the equity method of accounting, and such investment is classified in other non-current assets in the consolidated balance sheets. Royalty payments due to the Company under the related license agreement for use of certain of the Company’s trademarks are reflected as licensing revenue within the consolidated statements of operations.

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

Officers’ Life Insurance Policies

The Company maintains certain split-dollar life insurance policies for select senior executives. These policies are recorded at the lesser of their cash-surrender value or aggregate premiums paid-to-date in the consolidated balance sheets. As of the end of both Fiscal 2010 and Fiscal 2009, amounts of approximately $33 million relating to officers’ split-dollar life insurance policies held by the Company were classified within other non-current assets in the consolidated balance sheets.

In May 2009, the Company liquidated all of its whole-life insurance policies held at cash-surrender value. As of the end of Fiscal 2009, the related asset balance of approximately $16 million was classified within short-term investments in the consolidated balance sheet.

Income Taxes

Income taxes are provided using the asset and liability method. Under this method, income taxes (i.e., deferred tax assets and liabilities, current taxes payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any difference between US GAAP and tax reporting. Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. The Company accounts for the financial effect of changes in tax laws or rates in the period of enactment.

In addition, valuation allowances are established when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically and adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

In determining the income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more-likely-than-not,” (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets with the related liability for unrecognized tax benefits.

See Note 13 for further discussion of the Company’s income taxes.

Leases

The Company leases certain facilities and equipment, including its retail stores. Certain of the Company’s leases contain renewal options, rent escalation clauses and/or landlord incentives. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of Fiscal 2010 and Fiscal 2009, deferred rent obligations of approximately $148 million and $137 million, respectively, were classified within other non-current liabilities in the Company’s consolidated balance sheets.

In certain lease arrangements the Company is involved with the construction of the building (generally on land owned by the landlord). If the Company concludes that it has substantively all of the risks of ownership during construction of a leased property and therefore is deemed the owner of the project for accounting purposes, it records an asset and related financing obligation for the amount of total project costs related to construction-in-progress and the pre-existing building. Once construction is complete, the Company considers the requirements for sale-leaseback treatment, including the transfer back of all risks of ownership and whether the Company has any continuing involvement in the leased property. If the arrangement does not qualify for sale-leaseback treatment, the Company continues to amortize the financing obligation and depreciate the building over the lease term.

Financial Instruments (including Derivatives)

The Company records all derivative instruments on the balance sheet at fair value. In addition, for derivative instruments that qualify for hedge accounting, the effective portion of changes in the fair value is either (a) offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity as a component of accumulated other comprehensive income until the hedged item is

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively.

Each derivative instrument entered into by the Company which qualifies for hedge accounting is considered highly effective at reducing the risk associated with the exposure being hedged. For each derivative designated as a hedge, the Company formally documents the risk management objective and strategy, including the identification of the hedging instrument, the hedged item and the risk exposure, as well as how effectiveness is to be assessed prospectively and retrospectively. To assess effectiveness, the Company uses non-statistical methods, including the dollar-offset method, which compare the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented by the Company at least on a quarterly basis. To the extent that a derivative contract designated as a hedge is not considered to be effective, any changes in fair value relating to the ineffective portion is immediately recognized in earnings within foreign currency gains (losses). If it is determined that a derivative has not been highly effective, and will continue not to be highly effective at hedging the designated exposure, hedge accounting is discontinued. If a hedge relationship is terminated, the change in fair value of the derivative previously recorded in accumulated other comprehensive income is realized when the hedged item affects earnings consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring in which case the accumulated amount is immediately recognized in earnings.

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

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to fixed-rate debt, investments in other entities accounted for using the equity method of accounting and certain other financial instruments. However, other than differences in the fair value of fixed-rate debt as disclosed in Note 14, these differences were not significant as of April 3, 2010 or March 28, 2009. The fair value of financial instruments generally is determined by reference to fair market values resulting from the trading of the instruments on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates derived through the use of present value or other valuation techniques.

See Note 16 for further discussion of the Company’s financial instruments, including derivatives.

4.	Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for accounting for a variable interest entity (“VIE”) (formerly referred to as Statement of Financial Accounting Standards (“FAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”), which has been codified within Accounting Standards Codification (“ASC”) topic 810, “Consolidation” (“ASC 810”). The revised guidance within ASC 810 changes the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approach to determining the primary beneficiary of a VIE, replacing the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. ASC 810 also now requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, as well as additional disclosures about an enterprise’s involvement in VIEs. The revised accounting guidance within ASC 810 is effective for the Company as of the beginning of fiscal year 2011 and its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (formerly referred to as FAS No. 157, “Fair Value Measurements,” as amended). ASC 820 defines “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date within an identified principal or most advantageous market, establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures regarding fair value measurements. The Company adopted the provisions of ASC 820 for all of its financial assets and liabilities within scope as of the beginning of Fiscal 2009 (March 30, 2008). In addition, the Company adopted the provisions of ASC 820 for all of its nonfinancial assets and liabilities within scope as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of the provisions of ASC 820 did not have a significant impact on the Company’s consolidated financial statements. See Note 15 for further discussion of the impact of adoption on the Company’s consolidated financial statements.

Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued ASC topic 805, “Business Combinations” (“ASC 805”) (formerly referred to as FAS No. 141(R), “Business Combinations,” as amended, which replaces FAS No. 141). ASC 805 was issued to create greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. ASC 805 establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes resulting from ASC 805 include the need for the acquirer to record 100% of all assets and liabilities of the acquired business, including goodwill, generally at fair value for all business combinations (whether partial, full or step acquisitions); the need to recognize contingent consideration at fair value on the acquisition date and, for certain arrangements, to recognize changes in fair value in earnings until settlement; and the need for acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. ASC 805 also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. The Company adopted the provisions of ASC 805 as of the beginning of Fiscal 2010 (March 29, 2009). The adoption of the provisions of ASC 805 did not have a significant impact on the Company’s consolidated financial statements. See Note 5 for further discussion of the business combination entered into by the Company during Fiscal 2010.

In December 2007, the FASB issued revised guidance for accounting for noncontrolling interests (formerly referred to as FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51”), which has been codified within ASC 810. The revised guidance within ASC 810 establishes accounting and reporting standards for noncontrolling interests in a subsidiary (previously referred to as “minority interests”) and for the deconsolidation of a subsidiary, to ensure consistency with the requirements of ASC 805. ASC 810 states that noncontrolling interests should be classified as a separate component of equity, and establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the revised accounting guidance for noncontrolling interests within ASC 810 as of the beginning of Fiscal 2010 (March 29, 2009). The new guidance

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption did not have a significant impact on the Company’s consolidated financial statements, but could impact the accounting for future acquisitions in which the Company does not acquire 100% of an entity, the future deconsolidation of a subsidiary and a future change in the Company’s ownership percentage of a subsidiary.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued revised guidance for the accounting for uncertainty in income tax positions (formerly referred to as FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109” (“FIN 48”)), which has been codified within ASC topic 740, “Income Taxes” (“ASC 740”). The revised guidance within ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the revised accounting guidance for uncertainty in income taxes within ASC 740 as of the beginning of Fiscal 2008 and recorded a related $62.5 million reduction in retained earnings as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007. This adjustment consisted of a $99.9 million increase to the Company’s liabilities for unrecognized tax benefits, offset in part by a $37.4 million increase to the Company’s deferred tax assets principally representing the value of future tax benefits that could be realized at the U.S. federal level if the related liabilities for unrecognized tax benefits at the state and local levels ultimately are required to be settled. See Note 13 for further discussion of the Company’s income taxes.

5.	Acquisitions and Joint Ventures

Fiscal 2010 Transactions

Asia-Pacific Licensed Operations Acquisition

On December 31, 2009, in connection with the transition of the Polo-branded apparel business in Asia-Pacific (excluding Japan) from a licensed to a wholly owned operation, the Company acquired certain net assets from Dickson in exchange for an initial payment of approximately $20 million and other consideration of approximately $17 million (the “Asia-Pacific Licensed Operations Acquisition”). Dickson was the Company’s licensee for Polo-branded apparel in the Asia-Pacific region (excluding Japan), which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company funded the Asia-Pacific Licensed Operations Acquisition with available cash on-hand.

The Company accounted for the Asia-Pacific Licensed Operations Acquisition as a business combination during the fourth quarter of Fiscal 2010. The acquisition cost of $37 million (excluding transaction costs) has been allocated on a preliminary basis to the net assets acquired based on their respective fair values as follows: inventory of $2 million; customer relationship intangible asset of $29 million; tax-deductible goodwill of $1 million and other net assets of $5 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs of $4 million were expensed as incurred and classified within SG&A expense in the consolidated statement of operations.

The customer relationship intangible asset was valued using the excess earnings method. This approach discounts the estimated after tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base. The customer relationship intangible asset is being amortized over its estimated useful life of ten years.

The results of operations for the Polo-branded apparel business in Asia-Pacific have been consolidated in the Company’s results of operations commencing January 1, 2010.

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

The results of operations for Impact 21, which were previously accounted for using the equity method of accounting, have been consolidated in the Company’s results of operations commencing April 1, 2007. Accordingly, the Company presented the amount of Impact 21’s net income allocable to the holders of the approximate 80% of the Impact 21 shares not owned by the Company prior to the closing date of the tender offer within net income attributable to noncontrolling interest in the consolidated statement of operations. The results of operations for PRL Japan had already been consolidated by the Company in all prior periods.

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

6.	Inventories

Inventories consist of the following:

	April 3,	March 28,
	2010	2009
	(millions)

Raw materials	$5.9	$5.4
Work-in-process	1.3	1.7
Finished goods	496.8	518.0

Total inventories	$504.0	$525.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment, net, consist of the following:

	April 3,	March 28,
	2010	2009
	(millions)

Land and improvements	$9.9	$9.9
Buildings and improvements	113.8	112.6
Furniture and fixtures	515.0	491.1
Machinery and equipment	339.3	305.0
Leasehold improvements	700.0	643.3
Construction in progress	102.5	49.6

	1,780.5	1,611.5
Less: accumulated depreciation	(1,083.3)	(959.9)

Property and equipment, net	$697.2	$651.6

8.	Goodwill and Other Intangible Assets

As discussed in Note 3, goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are subject to annual impairment testing. Finite-lived intangible assets continue to be amortized over their respective estimated useful lives. Based on the results of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets in Fiscal 2010, Fiscal 2009 and Fiscal 2008, no impairment charges were deemed necessary.

Goodwill

The following analysis details the changes in goodwill for each reportable segment during Fiscal 2010 and Fiscal 2009:

	Wholesale	Retail	Licensing	Total
	(millions)

Balance at March 29, 2008	$684.8	$152.1	$138.2	$975.1
Acquisition-related activity(a)	4.8	—	—	4.8
Other adjustments(b)	(15.5)	(1.3)	3.3	(13.5)

Balance at March 28, 2009	674.1	150.8	141.5	966.4
Acquisition-related activity(a)	—	—	1.0	1.0
Other adjustments(b)	(45.8)	65.0	—	19.2

Balance at April 3, 2010	$628.3	$215.8	$142.5	$986.6

(a)	Fiscal 2010 acquisition-related activity primarily includes the Asia-Pacific Licensed Operations Acquisition. Fiscal 2009 acquisition-related activity primarily includes the minority squeeze-out related to the Japanese Business Acquisitions. See Note 5 for further discussion of the Company’s acquisitions.

(b)	Fiscal 2010 other adjustments include the reallocation of approximately $65 million of goodwill in connection with the Company’s reclassification of its concessions-based sales arrangements to the Retail segment from the Wholesale segment at the beginning of the fourth quarter (see Note 2), as well as changes in foreign currency exchange rates. Fiscal 2009 other adjustments primarily include changes in foreign currency exchange rates.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	April 3, 2010			March 28, 2009
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amort.	Net	Amount	Amort.	Net
	(millions)

Intangible assets subject to amortization:
Re-acquired licensed trademarks	$229.4	$(70.6)	$158.8	$226.0	$(58.7)	$167.3
Customer relationships/lists	244.7	(49.3)	195.4	206.7	(34.1)	172.6
Other	7.4	(7.2)	0.2	7.4	(7.1)	0.3

Total intangible assets subject to amortization	481.5	(127.1)	354.4	440.1	(99.9)	340.2
Intangible assets not subject to amortization:
Trademarks and brands	8.8	—	8.8	8.7	—	8.7

Total intangible assets	$490.3	$(127.1)	$363.2	$448.8	$(99.9)	$348.9

Amortization

Based on the amount of intangible assets subject to amortization as of April 3, 2010, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization
Expense
(millions)

Fiscal 2011	$23.6
Fiscal 2012	23.3
Fiscal 2013	22.6
Fiscal 2014	22.6
Fiscal 2015	22.6
Fiscal 2016 and thereafter	239.7

Total	$354.4

The expected future amortization expense above reflects weighted-average estimated useful lives of 19.3 years for re-acquired licensed trademarks, 14.5 years for customer relationships/lists and 16.6 years for the Company’s finite-lived intangible assets in total.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Current and Non-Current Assets

Prepaid expenses and other current assets consist of the following:

	April 3,	March 28,
	2010	2009
	(millions)

Prepaid rent expense	$23.5	$17.6
Restricted cash	21.8	—
Derivative financial instruments	15.5	26.4
Other prepaid expenses and current assets	78.9	91.0

Total prepaid expenses and other current assets	$139.7	$135.0

Other non-current assets consist of the following:

	April 3,	March 28,
	2010	2009
	(millions)

Equity-method investments	$4.8	$4.2
Officers’ life insurance policies	33.1	32.9
Restricted cash	53.6	71.4
Other non-current assets	57.2	91.9

Total other non-current assets	$148.7	$200.4

10.	Other Current and Non-Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 3,	March 28,
	2010	2009
	(millions)

Accrued operating expenses	$237.6	$200.3
Accrued payroll and benefits	187.1	130.6
Accrued inventory	43.8	44.6
Deferred income	50.5	47.6
Other	40.7	49.2

Total accrued expenses and other current liabilities	$559.7	$472.3

Other non-current liabilities consist of the following:

	April 3,	March 28,
	2010	2009
	(millions)

Capital lease obligations	$38.2	$38.4
Deferred rent obligations	147.9	136.7
Deferred income	123.3	145.6
Other	67.5	65.4

Total other non-current liabilities	$376.9	$386.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Impairments of Assets

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

Fiscal 2010 Impairment

During Fiscal 2010, the Company recorded a non-cash impairment charge of $6.6 million to reduce the net carrying value of certain long-lived assets primarily in its Retail segment to their estimated fair value, which was determined based on discounted expected cash flows. This impairment charge was primarily related to the lower-than-expected operating performance of certain retail stores, largely related to the Company’s Club Monaco retail business.

Fiscal 2009 Impairment

During Fiscal 2009, the Company recorded total non-cash impairment charges of $55.4 million to reduce the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges included a $52.0 million write-down of Retail store assets and a $3.4 million write-down of certain capitalized software costs (primarily in the Wholesale segment) that were determined to no longer be used over the intended service period. The Retail store asset impairment was associated with lower-than-expected operating performance for the fiscal year for certain Ralph Lauren, Club Monaco and Rugby full-price stores primarily located in the U.S. due in part to the significant contraction in consumer spending experienced during the latter half of the fiscal year and which is expected to continue to negatively impact such stores’ future operating performance.

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

The Company has recorded restructuring liabilities in recent years relating to various cost-savings initiatives, as well as certain of its acquisitions. Through Fiscal 2009, in accordance with then applicable US GAAP, restructuring costs incurred in connection with acquisitions were capitalized as part of the purchase accounting for the transaction. As of the beginning of Fiscal 2010, restructuring costs incurred in connection with acquisitions that are not obligations of the acquiree as of the acquisition date are expensed. Such acquisition-related restructuring costs were not material in any period. Liabilities for costs associated with non-acquisition-related restructuring initiatives are expensed and initially measured at fair value when incurred. A description of the nature of significant non-acquisition-related restructuring activities and related costs is presented below.

Fiscal 2010 Restructuring

During Fiscal 2010, the Company recognized $6.9 million of net restructuring charges primarily related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan.

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

In connection with the Fiscal 2009 Restructuring Plan, the Company recorded $20.8 million in restructuring charges during the fourth quarter of Fiscal 2009. A summary of the activity in the related liability is as follows:

	Severance	Lease
	and Benefits	Termination	Other
	Costs	Costs	Costs(a)	Total
	(millions)

Balance at March 29, 2008	$—	$—	$—	$—
Additions (reductions) charged to expense	13.4	5.8	1.6	20.8
Cash payments charged against reserve	(0.8)	(0.9)	—	(1.7)
Non-cash adjustments	—	—	(1.6)	(1.6)

Balance at March 28, 2009	12.6	4.9	—	17.5
Additions (reductions) charged to expense	(2.8)	(0.1)	—	(2.9)
Cash payments charged against reserve	(9.5)	(4.0)	—	(13.5)

Balance at April 3, 2010	$0.3	$0.8	$—	$1.1

(a)	Primarily related to write-downs of certain fixed assets.

In addition to those restructuring charges incurred in connection with the Fiscal 2009 Restructuring Plan implemented during the fourth quarter as discussed above, the Company recognized $2.8 million of other restructuring charges earlier in the fiscal year, primarily related to severance costs associated with the transition of certain sourcing and production facilities in Asia-Pacific during Fiscal 2009.

There were no significant restructuring charges recognized by the Company during Fiscal 2008.

13.	Income Taxes

Taxes on Income

Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
		(millions)

Domestic	$448.3	$351.1	$473.7
Foreign	241.0	236.4	170.5

Total income before provision for income taxes	$689.3	$587.5	$644.2

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
		(millions)

Current:
Federal(a)	$138.0	$126.6	$157.5
State and local(a)	16.3	25.6	15.4
Foreign	55.7	64.4	57.1

	210.0	216.6	230.0

Deferred:
Federal	12.0	(15.3)	10.0
State and local	(1.4)	(7.4)	3.9
Foreign	(10.8)	(12.4)	(21.6)

	(0.2)	(35.1)	(7.7)

Total provision for income taxes	$209.8	$181.5	$222.3

(a)	Excludes federal, state and local tax benefits of approximately $25 million in Fiscal 2010, $12 million in Fiscal 2009 and $34 million in Fiscal 2008 resulting from the stock-based compensation arrangements. Such amounts were credited to equity.

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
		(millions)

Provision for income taxes at the U.S. federal statutory rate	$241.3	$205.6	$224.7
Increase (decrease) due to:
State and local income taxes, net of federal benefit	5.7	11.9	12.2
Foreign income taxed at different rates, net of U.S. foreign tax credits	(45.6)	(40.1)	(22.3)
Other	8.4	4.1	7.7

Total provision for income taxes	$209.8	$181.5	$222.3

The Company’s effective tax rate is lower than the statutory rate principally as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	April 3,	March 28,
	2010	2009
	(millions)

Current deferred tax assets (liabilities):
Receivable allowances and reserves	$49.6	$40.2
Inventory basis difference	23.8	21.5
Other	27.2	36.4
Net operating losses and other tax attributed carryforwards	—	0.1

Net current deferred tax assets (liabilities)(a)	100.6	98.2

Non-current deferred tax assets (liabilities):
Property, plant and equipment	71.1	62.1
Goodwill and other intangible assets	(169.2)	(153.8)
Net operating losses carry for wards	30.2	29.3
Cumulative translation adjustment and hedges	1.1	0.6
Deferred compensation	55.0	56.4
Deferred income	48.3	56.4
Unrecogized tax benefits	26.4	37.7
Other	29.3	16.7
Valuation allowance	(20.8)	(25.2)

Net non-current deferred tax assets (liabilities)(b)	71.4	80.2

Net deferred tax assets (liabilities)	$172.0	$178.4

(a)	Net current deferred tax balance as of April 3, 2010 and March 28, 2009 included current deferred tax liabilities of $2.4 million and $3.6 million, respectively, included within accrued expenses and other in the consolidated balance sheet.

(b)	Net non-current deferred tax balances as of April 3, 2010 and March 28, 2009 were comprised of non-current deferred tax assets of $101.9 million and $102.8 million, respectively, included within deferred tax assets, and non-current deferred tax liabilities of $30.5 million and $22.6 million, respectively, included within other non-current liabilities in the consolidated balance sheets.

The Company has available state and foreign net operating loss carryforwards of $6.3 million and $27.5 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2011.

Also, the Company has available state and foreign net operating loss carryforwards of $4.2 million and $66.0 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance decreased by $4.4 million in Fiscal 2010 as a result of the ability to utilize certain foreign net operating loss carryforwards.

Provision has not been made for U.S. or additional foreign taxes on $1.118 billion of undistributed earnings of foreign subsidiaries. Those earnings have been and are expected to continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC, a subsidiary or a U.S. affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. foreign tax credits.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertain Income Tax Benefits

Fiscal 2010 and Fiscal 2009 Activity

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2010 and Fiscal 2009 is presented below:

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Unrecognized tax benefits beginning balance	$113.7	$117.5
Additions related to current period tax positions	6.1	5.4
Additions related to prior period tax positions	5.1	19.4
Reductions related to prior period tax positions	(13.4)	(17.8)
Reductions related to settlements with taxing authorities	(15.5)	(5.8)
Additions (reductions) charged to foreign currency translation	0.2	(5.0)

Unrecognized tax benefits ending balance	$96.2	$113.7

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2010 and Fiscal 2009 is presented below:

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Accrued interest and penalties beginning balance	$41.1	$48.0
Net reductions charged to expense	(3.3)	(0.8)
Reductions related to settlements with taxing authorities	(8.0)	(5.1)
Reductions charged to foreign currency translation	—	(1.0)

Accrued interest and penalties ending balance	$29.8	$41.1

The total amount of unrecognized tax benefits, including interest and penalties, was $126.0 million as of April 3, 2010 and $154.8 million as of March 28, 2009 and was included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $99.6 million as of April 3, 2010 and $117.1 million as of March 28, 2009.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Debt

Debt consists of the following:

	April 3,	March 28,
	2010	2009
	(millions)

Revolving credit facility	$—	$—
4.5% Euro-denominated notes due October 2013	282.1	406.4

Total long-term debt	$282.1	$406.4

Euro Debt

As of April 3, 2010, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

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

Refer to Note 16 for discussion of the designation of the Company’s Euro Debt as a hedge of its net investment in certain of its European subsidiaries.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of April 3, 2010, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $13.9 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to paying interest on any outstanding borrowings under the Credit Facility, the Company is required to pay a commitment fee to the lenders under the Credit Facility in respect of the unutilized commitments. The commitment fee rate of 8 basis points under the terms of the Credit Facility also is subject to adjustment based on the Company’s credit ratings.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of April 3, 2010, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Upon the occurrence of an Event of Default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable. The Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal and interest payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company’s common stock.

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

Fair Value of Debt

Based on the prevailing level of market interest rates as of April 3, 2010, the fair value of the Company’s Euro Debt exceeded its carrying value by approximately $10 million. As of March 28, 2009, the carrying value of the Euro Debt exceeded its fair value by approximately $86 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	April 3,	March 28,
	2010	2009
	(millions)

Financial assets carried at fair value:
Variable rate municipal securities(a)	$66.5	$—
Auction rate securities(b)	2.3	2.3
Derivative financial instruments(b)	16.6	27.7

Total	$85.4	$30.0

Financial liabilities carried at fair value:
Derivative financial instruments(b)	$4.2	$3.4

Total	$4.2	$3.4

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.

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

The Company’s variable rate municipal securities (“VRMS”) are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheet based upon quoted market prices, with unrealized gains or losses deferred in equity as a component of accumulated other comprehensive income.

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

Cash and cash equivalents, restricted cash, short-term and non-current investments held-to-maturity, and accounts receivable are recorded at carrying value, which approximates fair value. The Company’s Euro Debt, which is adjusted for foreign currency fluctuations, is also reported at carrying value.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value.

16.	Financial Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of April 3, 2010 and March 28, 2009:

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance		Balance
	April 3,	March 28,	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Derivative Instrument(a)	2010	2009	Line(b)	Value	Line(b)	Value	Line(b)	Value	Line(b)	Value
			April 3, 2010		March 28, 2009		April 3, 2010		March 28, 2009
	(millions)

Designated Hedges:
FC — Inventory purchases	$294.0	$239.4	PP	$14.5	PP	$22.5	AE	$(2.4)	AE	$(0.7)
FC — I/C royalty payments	84.4	89.9	(c)	2.1	(d)	3.9	ONCL	(0.1)	AE	(1.2)
FC — Interest payments	13.9	17.9	—	—	PP	0.1	AE	(1.2)	—	—
FC — Other	2.8	3.7	—	—	PP	0.1	AE	(0.1)	AE	(0.4)
NI — Euro Debt	282.1	406.4	—	—	—	—	LTD	(291.7)	LTD	(320.0	)(e)

Total Designated Hedges	$677.2	$757.3		$16.6		$26.6		$(295.5)		$(322.3)

Undesignated Hedges:
FC — Inventory purchases	$—	$16.9	—	$—	PP	$0.5	—	$—	AE	$(0.3)
FC — Other	13.6	15.5	—	—	PP	0.6	AE	(0.4)	AE	(0.8)

Total Undesignated Hedges	$13.6	$32.4		$—		$1.1		$(0.4)		$(1.1)

Total Hedges	$690.8	$789.7		$16.6		$27.7		$(295.9)		$(323.4)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; NI = Net Investment; Euro Debt = Euro-denominated 4.5% notes due October 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$1.1 million included within PP and $1.0 million included within OA.

(d)	$2.6 million included within PP and $1.3 million included within OA.

(e)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $282.1 million as of April 3, 2010 and $406.4 million as of March 28, 2009.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses)			Gains (Losses)
	Recognized in			Reclassified from
	OCI(b)			AOCI(b)to Earnings
	Fiscal Years Ended			Fiscal Years Ended			Location of Gains (Losses)
	April 3,	March 28,	March 29,	April 3,	March 28,	March 29,	Reclassified from AOCI(b)
Derivative Instrument(a)	2010	2009	2008	2010	2009	2008	to Earnings
			(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$(8.4)	$38.5	$(25.5)	$12.6	$(3.8)	$(8.4)	Cost of goods sold
FC — I/C royalty payments	(1.3)	3.8	(1.0)	(2.0)	(1.0)	(1.0)	Foreign currency gains (losses)
FC — Interest payments	(0.8)	(1.2)	1.5	1.2	(0.7)	1.8	Foreign currency gains (losses)
FC — Other	0.2	(0.9)	0.6	0.2	0.2	0.2	(c)

	$(10.3)	$40.2	$(24.4)	$12.0	$(5.3)	$(7.4)

Designated Hedge of Net Investment:
Euro Debt	$(1.8)	$66.6	$(73.8)	$—	$—	$—	(d)

Total Designated Hedges	$(12.1)	$106.8	$(98.2)	$12.0	$(5.3)	$(7.4)

	Gains (Losses)
	Recognized in Earning
	Fiscal Years Ended			Location of Gains (Losses)
Derivative Instrument(a)	April 3, 2010	March 28, 2009	March 29, 2008	Recognized in Earnings
	(millions)

Undesignated Hedges:
FC — Inventory purchases	$0.5	$0.5	$(0.2)	Foreign currency gains (losses	)
FC — Other	0.2	(0.8)	0.1	Foreign currency gains (losses	)

Total Undesignated Hedges	$0.7	$(0.3)	$(0.1)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 2013.

(b)	Accumulated other comprehensive income (“AOCI”), including the respective fiscal year’s other comprehensive income (“OCI”), is classified as a component of total equity.

(c)	Principally recorded within foreign currency gains (losses).

(d)	To the extent applicable, to be recognized as a gain (loss) on the sale or liquidation of the hedged net investment.

Over the next twelve months, it is expected that approximately $12 million of net gains deferred in accumulated other comprehensive income related to derivative financial instruments outstanding as of April 3, 2010 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal years presented.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the first quarter of Fiscal 2010, the Company entered into two foreign currency exchange contracts to mitigate the foreign exchange cash flow variability associated with the then forecasted repurchase of a portion of the Company’s outstanding Euro-denominated 4.5% notes in July 2009. The exchange contracts had an aggregate notional value of $123.0 million and were designated as cash flow hedges. Refer to Note 14 for further discussion of the Company’s partial repurchase of its Euro-denominated 4.5% notes.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. The changes in fair value of a derivative instrument or changes in a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment, to the extent it is effective as a hedge. As such, changes in the fair value of the Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in equity as a component of accumulated other comprehensive income.

In assessing effectiveness, the Company uses the spot rate method of accounting to value foreign currency exchange rate changes in both its foreign subsidiaries and the derivative designated as a hedge of a net investment. If the notional amount of the derivative designated as a hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness is recognized immediately in earnings. Changes in the fair value of the hedging instrument are recorded in equity as a component of accumulated other comprehensive income until the sale or liquidation of the hedged net investment.

Investments

The Company classifies its investments in securities at the time of purchase as either held-to-maturity, available-for-sale or trading, and re-evaluates such classifications on a quarterly basis.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Held-to-maturity investments consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value.

Available-for-sale investments primarily consist of VRMS and auction rate securities. VRMS represent long-term municipal bonds with interest rates that reset at pre-determined short-term intervals, and can typically be put to the issuer and redeemed for cash upon demand, or shortly thereafter. Auction rate securities also have characteristics similar to short-term investments. However, the Company has classified these securities as non-current investments in its consolidated balance sheet as current market conditions call into question its ability to redeem these investments for cash within the next twelve months. Available-for-sale investments are recorded at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets, and related realized gains or losses classified as a component of interest and other income, net, in the consolidated statements of operations. No material unrealized or realized gains or losses on available-for-sale investments were recognized during any of the fiscal years presented.

Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company’s consolidated statements of cash flows.

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of April 3, 2010 and March 28, 2009:

	April 3, 2010			March 28, 2009
	Short-term	Non-current		Short-term	Non-current
Type of Investment	< 1 year	1 - 3 years	Total	< 1 year	1 - 3 years	Total
	(millions)

Held-to-Maturity:
Treasury bills	$126.6	$—	$126.6	$101.2	$—	$101.2
Municipal bonds	102.2	67.8	170.0	14.8	11.6	26.4
Commercial paper	2.0	—	2.0	—	—	—
Other securities	—	5.0	5.0	—	—	—

Total held-to-maturity investments	$230.8	$72.8	$303.6	$116.0	$11.6	$127.6

Available-for-Sale:
VRMS	$66.5	$—	$66.5	$—	$—	$—
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	0.4	0.4	—	0.4	0.4

Total available-for-sale investments	$66.5	$2.7	$69.2	$—	$2.7	$2.7

Other:
Time deposits and other	$286.8	$—	$286.8	$222.7	$15.4	$238.1

Total Investments	$584.1	$75.5	$659.6	$338.7	$29.7	$368.4

17.	Commitments and Contingencies

Leases

The Company operates its retail stores under various leasing arrangements. The Company also occupies various office and warehouse facilities and uses certain equipment under numerous lease agreements. Such leasing arrangements are accounted for as either operating leases or capital leases. In this context, capital leases include leases whereby the Company is considered to have the substantive risks of ownership during construction of a leased property. Information on the Company’s operating and capital leasing activities is set forth below.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Substantially all factory and full-price retail store leases provide for contingent rentals based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company’s leases generally contain renewal options, rent escalation clauses and landlord incentives. Rent expense, net of sublease income which was not significant, was approximately $267 million in Fiscal 2010, $237 million in Fiscal 2009 and $208 million in Fiscal 2008. Such amounts include contingent rental charges of approximately $39 million for Fiscal 2010, $33 million for Fiscal 2009 and $14 million for Fiscal 2008. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to the leased real estate properties.

As of April 3, 2010, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Minimum
Operating Lease
Payments(a)
(millions)

Fiscal 2011	$205.6
Fiscal 2012	198.2
Fiscal 2013	196.0
Fiscal 2014	184.4
Fiscal 2015	169.8
Fiscal 2016 and thereafter	877.3

Total	$1,831.3

(a)	Net of sublease income, which is not significant in any period.

Capital Leases

Assets under capital leases amounted to approximately $39 million at the end of Fiscal 2010 and $38 million at the end of Fiscal 2009. Such assets are classified within property and equipment in the consolidated balance sheets. As of April 3, 2010, future minimum rental payments under noncancelable capital leases with lease terms in excess of one year were as follows:

Minimum
Capital Lease
Payments(a)
(millions)

Fiscal 2011	$9.9
Fiscal 2012	7.7
Fiscal 2013	6.2
Fiscal 2014	6.2
Fiscal 2015	6.2
Fiscal 2016 and thereafter	46.0

Total	$82.2

(a)	Net of sublease income, which is not significant in any period.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

Other Commitments

Other off-balance sheet firm commitments, which include inventory purchase commitments, outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $776 million as of April 3, 2010.

Litigation

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The court granted preliminary approval of the settlement terms on July 17, 2009. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. As part of the required settlement process, the Company notified the relevant attorneys general regarding the potential settlement, and no objections were registered. At a hearing on December 7, 2009, the Court held that the terms of the settlement were fair, just and reasonable and provided fair compensation for class members. In addition, the Court overruled an objection that had been filed by a single customer. The Court then denied the objector’s subsequent motion for the Court to reconsider its order on the fairness of the settlement. The period within which the objector had to appeal or otherwise seek relief from the Court’s orders expired in February 2010 without an appeal and the settlement is effective. Accordingly, the coupons were issued in February with an expiration date of August 16, 2010. Based on coupon redemption experience to date, the Company reversed $1.7 million of its original $5 million reserve into income during the fourth quarter of Fiscal 2010.

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

California Labor Litigation

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purported to represent a class of employees who allegedly had been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave stores and being falsely imprisoned while waiting to leave stores. The complaint sought an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification and subsequently denied our motion to decertify the class. On November 5, 2008, the District Court stayed litigation of the rest break claims pending the resolution of a separate California Supreme Court case on the standards of class treatment for rest break claims. On January 25, 2010, the District Court granted plaintiffs’ motion to sever the rest break claims from the rest of the case and denied our motion to decertify the waiting time claims. The District Court also ordered that a trial be held on the waiting time and overtime claims, which commenced on March 8, 2010. During trial, the parties reached an agreement to settle all of the claims in the litigation, including the rest break claims, for $4 million. The District Court held a hearing on May 14, 2010 and advised the parties that it would grant preliminary approval of the settlement. Once the Court enters an order granting preliminary approval of the settlement, the members of the class will have 60 days from the date of preliminary approval to submit claims or object to the settlement. A hearing has been scheduled for August 20, 2010 for the District Court to determine if final approval of the settlement should be granted. In connection with this settlement, the Company recorded a $4 million reserve against its expected loss exposure during the fourth quarter of Fiscal 2010.

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

18.	Equity

Capital Stock

The Company’s capital stock consists of two classes of common stock. There are 500 million shares of Class A common stock and 100 million shares of Class B common stock authorized to be issued. Shares of Class A and Class B common stock have substantially identical rights, except with respect to voting rights. Holders of Class A

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Holders of both classes of stock vote together as a single class on all matters presented to the stockholders for their approval, except with respect to the election and removal of directors or as otherwise required by applicable law. All outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer, and entities controlled by the Lauren family and are convertible at any time into shares of Class A common stock on a one-for-one basis.

Class B Common Stock Conversion

During Fiscal 2010, Mr. Ralph Lauren converted 1.2 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. This transaction resulted in a reclassification within equity, and had no net effect on the Company’s consolidated balance sheet for the fiscal year ended April 3, 2010.

Common Stock Repurchase Program

On November 4, 2009, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $225 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

In Fiscal 2010, 2.9 million shares of Class A common stock were repurchased by the Company at a cost of $215.9 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was approximately $275 million as of April 3, 2010. In addition, in Fiscal 2010, 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Plan”).

In Fiscal 2009, 1.8 million shares of Class A common stock were repurchased by the Company at a cost of $126.2 million. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. In addition, in Fiscal 2009, 0.3 million shares of Class A common stock at a cost of $19.6 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Plan.

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

On May 18, 2010, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. Dividends paid amounted to $24.7 million in Fiscal 2010, $19.9 million in Fiscal 2009 and $20.5 million in Fiscal 2008.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Accumulated Other Comprehensive Income

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in equity:

				Net
	Foreign	Net Unrealized	Net Unrealized	Unrealized	Total
	Currency	Gains (Losses)	Gains (Losses)	Gains	Accumulated
	Translation	on Derivative	on Available-	(Losses) on	Other
	Gains	Financial	for-Sale	Defined	Comprehensive
	(Losses)	Instruments(a)	Investments	Benefit Plans	Income (Loss)
	(millions)

Balance at March 31, 2007	$115.3	$(74.8)	$—	$—	$40.5
Fiscal 2008 pretax activity(b)	144.7	(90.8)	(0.4)	(0.2)	53.3
Fiscal 2008 tax benefit (provision)(b)	(8.9)	27.5	0.2	—	18.8

Balance at March 29, 2008	251.1	(138.1)	(0.2)	(0.2)	112.6
Fiscal 2009 pretax activity(c)	(75.5)	112.1	0.4	(0.6)	36.4
Fiscal 2009 tax benefit (provision)(c)	5.8	(28.0)	(0.1)	0.1	(22.2)

Balance at March 28, 2009	181.4	(54.0)	0.1	(0.7)	126.8
Fiscal 2010 pretax activity(d)	36.0	(13.0)	—	1.2	24.2
Fiscal 2010 tax benefit (provision)(d)	1.5	2.0	—	(0.5)	3.0

Balance at April 3, 2010	$218.9	$(65.0)	$0.1	$—	$154.0

(a)	Includes deferred gains and losses on hedging instruments, such as foreign currency exchange contracts designated as cash flow hedges and changes in the fair value of the Company’s Euro-denominated debt designated as a hedge of changes in the fair value of the Company’s net investment in certain of its European subsidiaries.

(b)	Includes a net reclassification adjustment of $6.6 million (net of $1.2 million tax effect) for realized derivative financial instrument losses in the current period that were included as an unrealized loss in comprehensive income in a prior period.

(c)	Includes a net reclassification adjustment of $20.3 million (net of $1.1 million tax effect) for realized derivative financial instrument losses in the current period that were included as an unrealized loss in comprehensive income in a prior period.

(d)	Includes a net reclassification adjustment of $22.6 million (net of $2.3 million tax effect) for realized derivative financial instrument gains in the current period that were included as an unrealized gain in comprehensive income in a prior period.

20.	Stock-Based Compensation

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact on Results

A summary of the total compensation expense recorded within SG&A expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(millions)

Compensation expense	$(59.7)	$(49.7)	$(70.7)

Income tax benefit	$21.8	$18.5	$20.2

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

Expected Dividend Yield — The expected dividend yield is based on the Company’s quarterly cash dividend of (a) $0.05 per share for grants made prior to the third quarter of Fiscal 2010 and (b) $0.10 per share for grants made during and after the third quarter of Fiscal 2010.

Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008

Expected term (years)	4.6	4.3	4.8
Expected volatility	43.3%	32.1%	29.9%
Expected dividend yield	0.46%	0.29%	0.26%
Risk-free interest rate	2.2%	3.0%	4.6%
Weighted-average option grant date fair value	$21.77	$17.27	$32.65

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option activity under all plans during Fiscal 2010 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
	(thousands)		(years)	(millions)

Options outstanding at March 28, 2009	5,698	$44.22	4.8	$50.0
Granted	1,055	58.58
Exercised	(1,578)	31.99
Cancelled/Forfeited	(120)	65.50

Options outstanding at April 3, 2010	5,055	$50.55	4.6	$188.6

Options vested and expected to vest at April 3, 2010(b)	4,978	$50.46	4.6	$186.3
Options exercisable at April 3, 2010	3,340	$44.51	3.9	$144.9

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

Additional information pertaining to the Company’s stock option plans is as follows:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(millions)

Aggregate intrinsic value of stock options exercised(a)	$67.6	$33.2	$67.0
Cash received from the exercise of stock options	50.5	29.0	40.1
Tax benefits realized on exercise	26.1	12.1	34.4

(a)	The intrinsic value is the amount by which the average market price during the period exceeded the exercise price of the stock option exercised.

As of April 3, 2010, there was $16.0 million of total unrecognized compensation expense related to nonvested stock options granted, expected to be recognized over a weighted-average period of 1.5 years.

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

A summary of the restricted stock and RSU activity during Fiscal 2010 is as follows:

	Restricted		Service-based		Performance-based
	Stock		RSUs		RSUs
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(thousands)		(thousands)		(thousands)

Nonvested at March 28, 2009	23	$47.58	659	$57.15	1,168	$71.67
Granted	13	55.93	7	82.47	805	58.16
Vested	(23)	45.44	(204)	38.33	(578)	59.22
Cancelled	(2)	51.41	—	—	(36)	66.81

Nonvested at April 3, 2010	11	$61.15	462	$65.82	1,359	$69.09

	Restricted	Service-based	Performance-based
	Stock	RSUs	RSUs

Total unrecognized compensation at April 3, 2010 (millions)	$0.5	$6.1	$43.3
Weighted-average years expected to be recognized over (years)	1.8	2.6	1.8

Additional information pertaining to the restricted stock and RSU activity is as follows:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008

Restricted Stock
Weighted-average grant date fair value of awards granted	$55.93	$59.22	$87.85
Total fair value of awards vested (millions)	1.7	1.1	7.1
Service-based RSUs
Weighted-average grant date fair value of awards granted	$82.47	$64.12	$100.56
Total fair value of awards vested (millions)	14.2	10.2	4.8
Performance-based RSUs
Weighted-average grant date fair value of awards granted	$58.16	$57.48	$86.98
Total fair value of awards vested (millions)	32.6	40.8	43.4

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Employee Benefit Plans

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

Under the terms of the plans, a participant is 100% vested in Company matching and discretionary contributions after five years of credited service. Contributions made by the Company under these plans approximated $6 million in each of the three fiscal years presented.

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

In August 2008, the Company amended its non-qualified supplemental retirement plan. The amendments included a suspension of the annual contributions for substantially all plan participants effective for Fiscal 2009. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount or remain in the plan and receive future distributions of benefits vested over a 5-year period. In connection with this one-time election, the Company paid out approximately $18 million to affected participants during the first quarter of Fiscal 2010.

Notwithstanding amounts accrued for the one-time withdrawal payout noted above, amounts accrued under this plan totaled $11 million as of March 28, 2009 and were classified within other non-current liabilities in the consolidated balance sheet. The amounts accrued under this plan totaled $10 million as of April 3, 2010 and were classified within other non-current liabilities in the consolidated balance sheet. Total compensation expense recognized related to these benefits was $0.2 million, $2 million and $4 million in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Deferred Compensation Plans

The Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were approximately $1 million as of April 3, 2010 and $2 million as of March 28, 2009, and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense related to these compensation arrangements was $0.3 million in each of the three fiscal years presented. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are classified within other assets in the consolidated balance sheets.

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

International Defined Benefit Plans

The Company sponsors certain single-employer defined benefit plans at international locations which are not considered to be material individually or in the aggregate. Pension benefits under these plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans were net liabilities of $5.1 million and $7.3 million as of April 3, 2010 and March 28, 2009, respectively, primarily recorded within other non-current liabilities in the Company’s consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $25.4 million and aggregate fair values of plan assets of $22.5 million as of April 3, 2010, compared to projected benefit obligations of $26.9 million and aggregate fair values of plan assets of $22.9 million as of March 28, 2009. The asset portfolio of the single-employer defined benefit plans primarily consists of debt securities, which have been measured at fair value largely using Level 2 inputs, as defined in Note 15. Pension expense for these plans, recorded within SG&A expenses in the Company’s consolidated statements of operations, was $4.2 million in Fiscal 2010, $4.0 million in Fiscal 2009 and $3.6 million in Fiscal 2008.

On March 31, 2009, the Company withdrew from the remaining multi-employer defined benefit plan assumed in the Japanese Business Acquisitions. A related withdrawal liability of approximately $4 million was classified within other non-current liabilities in the Company’s consolidated balance sheet as of March 28, 2009. Total contributions to the multi-employer plan were $0.1 million in Fiscal 2010, $0.6 million in Fiscal 2009 and $0.5 million in Fiscal 2008.

On April 1, 2009, the Company integrated all of its Japanese single-employer defined benefit plans into one defined contribution and cash balance plan (the “Integrated Japan Pension Plan”). As a result of this integration, certain of the Company’s pre-existing Japanese single-employer defined benefit plans were settled. The Company recorded a related settlement charge of approximately $0.2 million in the consolidated statement of operations during Fiscal 2010.

22.	Segment Information

The Company has three reportable segments based on its business activities and organization: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel, accessories and related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned and licensed retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its full-price and factory stores, its concessions-based shop-within-shops, as well as RalphLauren.com and Rugby.com, its e-commerce websites. The stores, concessions-based shop-within-shops and websites sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

The accounting policies of the Company’s segments are consistent with those described in Note 2 and Note 3. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

Due to changes in the Company’s segment presentation as discussed in Note 2, segment information for Fiscal 2009 has been recast to conform to the current period’s presentation. These changes entirely related to reclassifications between the Company’s Wholesale and Retail segments, and had no impact on total net revenues, total operating income or total assets. In addition, these changes had no impact on net revenues by geographic location. Segment information for Fiscal 2008 has not been recast to conform to the current period’s presentation, as it is impracticable to do so.

Net revenues and operating income for each segment under the Company’s new (recasted) basis of reporting are as follows:

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Net revenues:
Wholesale	$2,532.4	$2,749.5
Retail	2,263.1	2,074.2
Licensing	183.4	195.2

Total net revenues	$4,978.9	$5,018.9

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Operating income:
Wholesale(a)	$585.3	$619.9
Retail(a)	254.1	101.6
Licensing	107.4	103.6

	946.8	825.1
Less:
Unallocated corporate expenses(a)	(229.9)	(206.5)
Unallocated legal and restructuring charges(b)	(10.0)	(23.1)

Total operating income	$706.9	$595.5

Net revenues and operating income for each segment under the Company’s historical basis of reporting are as follows:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(millions)

Net revenues:
Wholesale	$2,730.2	$2,887.2	$2,758.1
Retail	2,065.3	1,936.5	1,912.6
Licensing	183.4	195.2	209.4

Total net revenues	$4,978.9	$5,018.9	$4,880.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(millions)

Operating income:
Wholesale(a)	$593.2	$613.3	$565.4
Retail(a)	246.2	108.2	204.2
Licensing	107.4	103.6	96.7

	946.8	825.1	866.3
Less:
Unallocated corporate expenses(a)	(229.9)	(206.5)	(217.0)
Unallocated legal and restructuring charges(b)	(10.0)	(23.1)	4.1

Total operating income	$706.9	$595.5	$653.4

(a)	Fiscal years presented included certain asset impairment charges. Fiscal 2010 included asset impairment charges of $6.6 million related to the write-down of certain long-lived assets, primarily in the Retail segment. Fiscal 2009 included asset impairment charges of $55.4 million, of which $52.0 million related to the write-down of certain Retail store assets, and $2.8 million in the Wholesale segment and $0.6 million in the Corporate office related to the write-down of certain capitalized software costs. Fiscal 2008 included asset impairment charges of $5.0 million related to the write-down of certain Retail store assets (see Note 11).

(b)	Fiscal years presented included certain unallocated restructuring charges and legal-related activity. Restructuring charges, net for Fiscal 2010 consisted of $6.9 million, of which $5.4 million related to the Wholesale segment, $2.0 million related to the Retail segment and $0.5 million represented the reversal of an excess reserve related to Corporate operations. Restructuring charges for Fiscal 2009 consisted of $23.6 million, of which $12.7 million related to the Retail segment, $7.3 million related to the Wholesale segment and $3.6 million related to Corporate operations (see Note 12). Legal-related activity for Fiscal 2010 consisted of legal charges of $4.8 million primarily related to the Company’s California Labor Litigation matter, offset in part by the reversal of an excess legal reserve of $1.7 million (see Note 17). Legal-related activity for Fiscal 2009 and Fiscal 2008 consisted of the reversal of excess legal reserves in the amounts of $0.5 million and $4.1 million, respectively.

Depreciation and amortization expense and capital expenditures for each segment under the Company’s new (recasted) basis of reporting are as follows:

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Depreciation and amortization:
Wholesale	$51.0	$51.1
Retail	83.7	85.1
Licensing	1.7	2.4
Unallocated corporate expenses	44.8	45.8

Total depreciation and amortization	$181.2	$184.4

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Capital expenditures:
Wholesale	$29.2	$31.8
Retail	125.3	114.5
Licensing	—	1.1
Corporate	46.8	37.6

Total capital expenditures	$201.3	$185.0

Depreciation and amortization expense and capital expenditures for each segment under the Company’s historical basis of reporting are as follows:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(millions)

Depreciation and amortization:
Wholesale	$56.2	$55.5	$63.9
Retail	78.5	80.7	73.4
Licensing	1.7	2.4	19.7
Unallocated corporate expenses	44.8	45.8	44.3

Total depreciation and amortization	$181.2	$184.4	$201.3

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(millions)

Capital expenditures:
Wholesale	$34.4	$35.5	$46.0
Retail	120.1	110.8	116.1
Licensing	—	1.1	2.4
Corporate	46.8	37.6	52.6

Total capital expenditures	$201.3	$185.0	$217.1

Total assets for each segment under the Company’s new (recasted) basis of reporting are as follows:

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Total assets:
Wholesale	$2,650.0	$2,691.1
Retail	1,255.6	1,009.2
Licensing	155.7	207.9
Corporate	587.6	448.3

Total assets	$4,648.9	$4,356.5

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(millions)

Net revenues:
United States and Canada	$3,462.3	$3,589.3	$3,653.1
Europe	1,052.6	1,028.4	944.7
Asia(a)	459.7	392.6	272.4
Other regions	4.3	8.6	9.9

Total net revenues	$4,978.9	$5,018.9	$4,880.1

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009
	(millions)

Long-lived assets:
United States and Canada	$441.6	$452.8
Europe	166.4	132.7
Asia(a)	84.1	60.9
Other regions	5.1	5.2

Total long-lived assets	$697.2	$651.6

(a)	Includes Japan, China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand.

23.	Related Party Transactions

In the ordinary course of conducting its business, the Company periodically enters into transactions with other entities or people that are considered related parties.

In connection with the launch of the RL Watch Company business, the Company receives royalty payments pursuant to a related licensing agreement that allows the RL Watch Company to sell luxury watches and fine jewelry throughout the world using certain of the Company’s trademarks. The Company has a 50% interest in the RL Watch Company, which is accounted for under the equity method of accounting. Royalty payments received under this arrangement were approximately $0.1 million in Fiscal 2010. No related payments were received in Fiscal 2009 or Fiscal 2008. See Note 3 for further discussion of the Company’s investment in the RL Watch Company.

In addition, during Fiscal 2008, Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer, sometimes used the services of certain employees of the Company for non-Company related purposes. Mr. Lauren reimbursed the Company for the direct expenses incurred in connection with those services, including an allocation of such employees’ salaries and benefits. Such aggregate costs and related reimbursements were less than $1 million in Fiscal 2008. No related services were provided by the Company to Mr. Lauren in Fiscal 2010 or Fiscal 2009.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Additional Financial Information

Cash Interest and Taxes

	Fiscal Years Ended
	April 3,	March 28,	March 29,
	2010	2009	2008
	(millions)

Cash paid for interest	$24.4	$25.1	$22.9

Cash paid for income taxes	$196.4	$165.0	$248.8

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $22.5 million for Fiscal 2010 and $13.0 million for Fiscal 2009. Significant non-cash investing activities also included the non-cash allocation of the fair value of the net assets acquired in connection with the Asia-Pacific Licensed Operations Acquisition in Fiscal 2010, the Japanese Childrenswear and Golf Acquisition in Fiscal 2009, and the Japanese Business Acquisitions and the Small Leathergoods Business Acquisition in Fiscal 2008. See Note 5 for further discussion of the Company’s acquisitions.

In Fiscal 2010, significant non-cash financing activities included the conversion of 1.2 million shares of Class B common stock into an equal number of shares of Class A common stock, as described further in Note 18. In Fiscal 2008, significant non-cash financing activities included the repurchase of 0.4 million shares of Class A common stock at a cost of $24.0 million that was traded prior to the end of the fiscal year for which settlement occurred in April 2008. In addition, as a result of the adoption of FIN 48, the Company recognized a non-cash reduction in retained earnings of $62.5 million as the cumulative effect to adjust its net liability for unrecognized tax benefits as of April 1, 2007.

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

These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2010 and Fiscal 2009 and by Deloitte & Touche LLP in Fiscal 2008, both of which are independent registered public accounting firms. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.

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

June 2, 2010

/S/ RALPH LAUREN	/S/ TRACEY T. TRAVIS

Ralph Lauren	Tracey T. Travis
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation

We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) as of April 3, 2010 and March 28, 2009, and the related consolidated statements of operations, equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at April 3, 2010 and March 28, 2009, and the consolidated results of its operations and its cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
June 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation
New York, New York

We have audited the accompanying consolidated statements of operations, equity, and cash flows of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) for the fiscal year ended March 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such Fiscal 2008 consolidated financial statements present fairly, in all material respects, the results of the Company’s operations, its cash flows and its equity for the fiscal year ended March 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company adopted ASC 740-10 (formerly referred to as Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), effective April 1, 2007.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which noncontrolling interests are identified, presented and disclosed.

/s/  DELOITTE & TOUCHE LLP

New York, New York
May 28, 2008
(June 2, 2010 as to the effect of the noncontrolling interests as discussed in Note 4)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation

We have audited Polo Ralph Lauren Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of April 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of April 3, 2010 and March 28, 2009, and the related consolidated statements of operations, equity, and cash flows for the fiscal years then ended and our report dated June 2, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
June 2, 2010

POLO RALPH LAUREN CORPORATION

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended April 3, 2010 as well as the consolidated balance sheet data as of April 3, 2010 and March 28, 2009 have been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for each of the two fiscal years in the period ended March 31, 2007 and the consolidated balance sheet data at March 29, 2008, March 31, 2007 and April 1, 2006 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

The selected financial information for the fiscal year ended April 3, 2010 reflects the Asia-Pacific Licensed Operations Acquisition effective in January 2010. The selected financial information for the fiscal year ended March 28, 2009 reflects the Japanese Childrenswear and Golf Acquisition effective in August 2008. The selected financial information for the fiscal year ended March 29, 2008 reflects the acquisition of the Small Leathergoods Business effective in April 2007, the Japanese Business Acquisitions effective in May 2007, and the adoption of FIN 48. The selected financial information for the fiscal year ended March 31, 2007 reflects the acquisition of the remaining 50% equity interest of Ralph Lauren Media, LLC effective in March 2007 and the adoption of FAS No. 123R, “Share-Based Payment.” The selected financial information for the fiscal year ended April 1, 2006 reflects the acquisition of the formerly-licensed Polo Jeans business effective in February 2006 and the acquisition of the formerly-licensed footwear business effective in July 2005.

	Fiscal Years Ended(a)
	April 3,	March 28,	March 29,	March 31,	April 1,
	2010	2009	2008	2007	2006
		(millions, except per share data)

Statement of Operations Data:
Net revenues:
Net sales	$4,795.5	$4,823.7	$4,670.7	$4,059.1	$3,501.1
Licensing revenues	183.4	195.2	209.4	236.3	245.2

Net revenues	4,978.9	5,018.9	4,880.1	4,295.4	3,746.3
Gross profit	2,899.1	2,730.7	2,638.1	2,336.2	2,022.4
Depreciation and amortization expense	(181.2)	(184.4)	(201.3)	(144.7)	(127.0)
Impairments of assets	(6.6)	(55.4)	(5.0)	—	(10.8)
Restructuring charges	(6.9)	(23.6)	—	(4.6)	(9.0)
Operating income(b)	706.9	595.5	653.4	652.6	516.6
Interest income/(expense), net	(9.8)	(4.6)	(1.0)	4.5	1.2
Net income attributable to PRLC	$479.5	$406.0	$419.8	$400.9	$308.0
Net income per common share attributable to PRLC:
Basic	$4.85	$4.09	$4.10	$3.84	$2.96
Diluted	$4.73	$4.01	$3.99	$3.73	$2.87
Average common shares:
Basic	98.9	99.2	102.3	104.4	104.2
Diluted	101.3	101.3	105.2	107.6	107.2
Dividends declared per common share	$0.30	$0.20	$0.20	$0.20	$0.20

(a)	Fiscal 2010 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(b)	Operating income included legal-related charges, net of approximately $3 million in Fiscal 2010; reversals of excess legal reserves in the amounts of $0.5 million in Fiscal 2009 and approximately $4 million in Fiscal 2008; and litigation and credit card contingency-related charges of approximately $3 million in Fiscal 2007 and $7 million in Fiscal 2006.

POLO RALPH LAUREN CORPORATION SELECTED FINANCIAL INFORMATION — (Continued)

	Fiscal Years Ended
	April 3,	March 28,	March 29,	March 31,	April 1,
	2010	2009	2008	2007	2006
			(millions)

Balance Sheet Data:
Cash and cash equivalents	$563.1	$481.2	$551.5	$563.9	$285.7
Short-term investments	584.1	338.7	74.3	—	—
Non-current investments	75.5	29.7	28.7	—	—
Working capital	1,528.5	1,382.6	984.9	1,045.6	535.0
Total assets	4,648.9	4,356.5	4,365.5	3,758.0	3,088.7
Total debt (including current maturities of debt)	282.1	406.4	679.2	398.8	280.4
Equity attributable to PRLC	3,116.6	2,735.1	2,389.7	2,334.9	2,049.6

POLO RALPH LAUREN CORPORATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended(a)
	June 27,	September 26,	December 26,	April 3,
Fiscal 2010	2009	2009	2009	2010(c)
	(millions, except per share data)

Net revenues	$1,023.7	$1,374.2	$1,243.9	$1,337.1
Gross profit	601.2	784.8	723.7	789.4
Net income attributable to PRLC	76.8	177.5	111.1	114.1
Net income per common share attributable to PRLC:(b)
Basic	$0.77	$1.79	$1.12	$1.16
Diluted	$0.76	$1.75	$1.10	$1.13
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

	Quarterly Periods Ended(a)
	June 28,	September 27,	December 27,	March 28,
Fiscal 2009	2008	2008	2008	2009(d)
	(millions, except per share data)

Net revenues	$1,113.6	$1,428.9	$1,252.0	$1,224.4
Gross profit	638.4	788.2	669.7	634.4
Net income attributable to PRLC	95.2	161.0	105.3	44.5
Net income per common share attributable to PRLC:(b)
Basic	$0.96	$1.62	$1.07	$0.45
Diluted	$0.93	$1.58	$1.05	$0.44
Dividends declared per common share	$0.05	$0.05	$0.05	$0.05

(a)	Fourth quarter of Fiscal 2010 consisted of 14 weeks. All other fiscal quarters presented consisted of 13 weeks.

(b)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period.

(c)	The inclusion of the 14th week in the fourth quarter of Fiscal 2010 resulted in incremental revenues of approximately $70 million and increased net income of approximately $13 million.

(d)	Net income and net income per common share for the fourth quarter of Fiscal 2009 have been affected by approximately $69 million of pretax charges related to asset impairments and restructurings.