Form 10-Q
period 2010-07-03
POLO RALPH LAUREN CORP
filed 2010-08-10
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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

At August 6, 2010, 65,032,579 shares of the registrant’s Class A common stock, $.01 par value, and 30,831,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	43

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	47
Signatures.		48
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	July 3,	April 3,
	2010	2010
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$345.8	$563.1
Short-term investments	644.9	584.1
Accounts receivable, net of allowances of $181.9 million and $206.1 million	270.1	381.9
Inventories	629.6	504.0
Deferred tax assets	101.7	103.0
Prepaid expenses and other	168.9	139.7

Total current assets	2,161.0	2,275.8
Non-current investments	71.9	75.5
Property and equipment, net	675.2	697.2
Deferred tax assets	129.6	101.9
Goodwill	970.5	986.6
Intangible assets, net	355.4	363.2
Other assets	135.4	148.7

Total assets	$4,499.0	$4,648.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$220.6	$149.8
Income tax payable	69.5	37.8
Accrued expenses and other	473.9	559.7

Total current liabilities	764.0	747.3
Long-term debt	261.7	282.1
Non-current liability for unrecognized tax benefits	141.7	126.0
Other non-current liabilities	365.8	376.9

Commitments and contingencies (Note 15)

Total liabilities	1,533.2	1,532.3

Equity:
Class A common stock, par value $.01 per share; 87.6 million and 75.7 million shares issued; 65.0 million and 56.1 million shares outstanding	0.9	0.8
Class B common stock, par value $.01 per share; 30.8 million and 42.1 million shares issued and outstanding	0.3	0.4
Additional paid-in-capital	1,266.3	1,243.8
Retained earnings	3,026.5	2,915.3
Treasury stock, Class A, at cost (22.6 million and 19.6 million shares)	(1,444.7)	(1,197.7)
Accumulated other comprehensive income	116.5	154.0

Total equity	2,965.8	3,116.6

Total liabilities and equity	$4,499.0	$4,648.9

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions, except per share data)
	(unaudited)

Net sales	$1,115.5	$982.5
Licensing revenue	37.8	41.2

Net revenues	1,153.3	1,023.7
Cost of goods sold(a)	(441.1)	(422.5)

Gross profit	712.2	601.2

Other costs and expenses:
Selling, general and administrative expenses(a)	(531.9)	(478.9)
Amortization of intangible assets	(6.0)	(5.2)
Restructuring charges	(0.1)	(0.4)

Total other costs and expenses	(538.0)	(484.5)

Operating income	174.2	116.7
Foreign currency gains (losses)	(0.8)	0.9
Interest expense	(4.5)	(6.6)
Interest and other income, net	1.8	2.8
Equity in income (loss) of equity-method investees	(1.2)	0.3

Income before provision for income taxes	169.5	114.1
Provision for income taxes	(48.7)	(37.3)

Net income attributable to PRLC	$120.8	$76.8

Net income per common share attributable to PRLC:
Basic	$1.24	$0.77

Diluted	$1.21	$0.76

Weighted average common shares outstanding:
Basic	97.2	99.2

Diluted	99.9	101.5

Dividends declared per share	$0.10	$0.05

(a) Includes total depreciation expense of:	$(40.0)	$(39.1)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income attributable to PRLC	$120.8	$76.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46.0	44.3
Deferred income tax expense (benefit)	(21.1)	(4.7)
Equity in loss (income) of equity-method investees, net of dividends received	1.2	(0.3)
Non-cash stock-based compensation expense	15.5	12.6
Non-cash provision for bad debt expense	0.8	0.5
Non-cash foreign currency (gains) losses	(1.8)	0.1
Non-cash restructuring charges (reversals), net	(0.6)	—
Non-cash litigation-related charges (reversals), net	(1.5)	—
Changes in operating assets and liabilities:
Accounts receivable	104.4	224.8
Inventories	(132.5)	(82.0)
Accounts payable and accrued liabilities	38.2	17.4
Deferred income liabilities	(5.6)	(3.6)
Other balance sheet changes	7.6	6.4

Net cash provided by operating activities	171.4	292.3

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(2.4)	(1.7)
Purchases of investments	(359.5)	(350.2)
Proceeds from sales and maturities of investments	268.3	223.2
Capital expenditures	(38.5)	(17.8)
Change in restricted cash deposits	(2.8)	5.7

Net cash used in investing activities	(134.9)	(140.8)

Cash flows from financing activities:
Payments of capital lease obligations	(1.3)	(1.2)
Payments of dividends	(9.8)	(5.0)
Repurchases of common stock, including shares surrendered for tax withholdings	(247.0)	(14.0)
Proceeds from exercise of stock options	5.3	4.2
Excess tax benefits from stock-based compensation arrangements	1.8	3.3

Net cash used in financing activities	(251.0)	(12.7)

Effect of exchange rate changes on cash and cash equivalents	(2.8)	0.8

Net increase (decrease) in cash and cash equivalents	(217.3)	139.6
Cash and cash equivalents at beginning of period	563.1	481.2

Cash and cash equivalents at end of period	$345.8	$620.8

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

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the U.S., Canada, Europe and Asia. The Company also sells directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, through concessions-based shop-within-shops located primarily in Asia, and through its retail internet sites located at www.RalphLauren.com and www.Rugby.com. In addition, the Company often licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

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

The consolidated balance sheet data as of April 3, 2010 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended April 3, 2010 (the “Fiscal 2010 10-K”), which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2010 10-K for a complete set of financial statements.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2011 will end on April 2, 2011 and will be a 52-week period (“Fiscal 2011”). Fiscal year 2010 ended on April 3, 2010 and reflected a 53-week period (“Fiscal 2010”). In turn, the first quarter for Fiscal 2011 ended on July 3, 2010 and was a 13-week period. The first quarter for Fiscal 2010 ended on June 27, 2009 and also was a 13-week period.

In April 2009, the Company performed an internal legal entity reorganization of certain of its wholly owned Japan subsidiaries. As a result of the reorganization, the Company’s former Polo Ralph Lauren Japan Corporation and Impact 21 Co., Ltd. subsidiaries were merged into a new wholly owned subsidiary named Polo Ralph Lauren Kabushiki Kaisha (“PRL KK”). The financial position and operating results of the Company’s consolidated PRL KK entity are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month periods ended July 3, 2010 and June 27, 2009 include the operating results of PRL KK for the three-month periods ended May 29, 2010 and May 31, 2009, respectively. The net effect of this reporting lag is not material to the Company’s unaudited interim consolidated financial statements.

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

Reclassifications

On December 31, 2009, the Company acquired certain assets from Dickson Concepts International Limited (“Dickson”), its former licensee of Polo-branded apparel in Asia-Pacific (excluding Japan), and assumed direct control of its business in that region (the “Asia-Pacific Licensed Operations Acquisition”). Dickson formerly conducted the Company’s business in Asia-Pacific (excluding Japan) through a combination of freestanding owned stores, freestanding licensed stores and shop-within-shops at department stores or malls. The terms of trade for shop-within-shops were largely conducted on a concessions basis, whereby inventory continued to be owned by the Company (not the department store) until ultimate sale to the end consumer and the salespeople involved in the sales transaction were employees of the Company. As management believes that this concessions-based sales model possesses more attributes of a retail model than a wholesale model, it was determined that all concessions-based sales arrangements (including those conducted in Japan) should be classified within the Company’s Retail segment, in contrast to the historical classification within its Wholesale segment. Accordingly, effective with the closing of the Asia-Pacific Licensed Operations Acquisition at the beginning of the fourth quarter of Fiscal 2010, the Company restated its segment presentation to reclassify concessions-based sales arrangements to its Retail segment from its Wholesale segment. There have been no changes in total revenue, total operating income or total assets as a result of this change. Segment information for the first quarter of Fiscal 2010 has been recast to conform to the current period’s presentation. See Note 16 for further discussion of the Company’s segment information.

Certain other reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three months ended July 3, 2010 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2011.

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

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations. Shipping costs were $6.2 million during the first quarter of Fiscal 2011 and $5.3 million during the first quarter of Fiscal 2010. The costs of preparing merchandise for sale, such as picking, packing, warehousing and order charges (“handling costs”), also are included in SG&A expenses. Handling costs were $17.9 million during the first quarter of Fiscal 2011 and $18.1 million during the first quarter of Fiscal 2010. Shipping and handling costs billed to customers are included in revenue.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)

Basic	97.2	99.2
Dilutive effect of stock options, restricted stock and restricted stock units	2.7	2.3

Diluted shares	99.9	101.5

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Such performance-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of July 3, 2010 and June 27, 2009, there was an aggregate of approximately 1.2 million and 2.5 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and the contingent vesting of restricted stock and performance-based restricted stock units that were excluded from the diluted share calculations.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)

Beginning reserve balance	$186.0	$170.4
Amount charged against revenue to increase reserve	93.5	87.8
Amount credited against customer accounts to decrease reserve	(111.7)	(106.6)
Foreign currency translation	(5.7)	1.7

Ending reserve balance	$162.1	$153.3

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

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)

Beginning reserve balance	$20.1	$20.5
Amount charged to expense to increase reserve(a)	0.8	0.5
Amount written off against customer accounts to decrease reserve	(0.2)	(2.0)
Foreign currency translation	(0.9)	0.2

Ending reserve balance	$19.8	$19.2

(a)	Amounts charged to bad debt expense are included within SG&A expense in the consolidated statements of operations.

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Canada, Europe and Asia and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has five key department-store customers that generate significant sales volume. For Fiscal 2010, these customers in the aggregate contributed approximately 45% of all wholesale revenues. Further, as of July 3, 2010, the Company’s five key department-store customers represented approximately 30% of gross accounts receivable.

4.	Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for accounting for a variable interest entity (“VIE”) (formerly referred to as Statement of Financial Accounting Standards (“FAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”), which has been codified within Accounting Standards Codification (“ASC”) topic 810, “Consolidation” (“ASC 810”). The revised guidance within ASC 810 changes the approach to determining the primary beneficiary of a VIE, replacing the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has (i) the power to direct the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. ASC 810 also now requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, as well as additional disclosures about an enterprise’s involvement in VIEs. The Company adopted the revised guidance for VIE’s within ASC 810 as of the beginning of Fiscal 2011 (April 4, 2010). The adoption did not have a significant impact on the Company’s consolidated financial statements.

5.	Acquisitions and Joint Ventures

Fiscal 2011 Transactions

Agreement to Acquire South Korea Licensed Operations

Subsequent to the end of the first quarter of Fiscal 2011, in July 2010, the Company entered into an agreement with Doosan Corporation (“Doosan”) to assume direct control of its Polo-branded licensed apparel and accessories businesses in South Korea effective January 1, 2011 in exchange for a payment of approximately $25 million plus an additional estimated payment of approximately $22 million for inventory and certain other net assets. Doosan is currently the Company’s licensee for Polo-branded apparel and accessories in South Korea. The transaction is subject to certain customary closing conditions. The Company expects to account for this transaction as a business combination during the third quarter of Fiscal 2011.

Fiscal 2010 Transactions

Asia-Pacific Licensed Operations Acquisition

On December 31, 2009, in connection with the transition of the Polo-branded apparel business in Asia-Pacific (excluding Japan) from a licensed to a wholly owned operation, the Company acquired certain net assets from Dickson in exchange for an initial payment of approximately $20 million and other consideration of approximately $17 million. Dickson was the Company’s licensee for Polo-branded apparel in the Asia-Pacific region (excluding Japan), which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company funded the Asia-Pacific Licensed Operations Acquisition with available cash on-hand.

The Company accounted for the Asia-Pacific Licensed Operations Acquisition as a business combination during the fourth quarter of Fiscal 2010. The acquisition cost of $37 million (excluding transaction costs) has been allocated to the net assets acquired based on their respective fair values as follows: inventory of $2 million; customer relationship intangible asset of $29 million; tax-deductible goodwill of $1 million and other net assets of $5 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs of $4 million were expensed as incurred and classified within SG&A expense in the consolidated statement of operations.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

Inventories consist of the following:

	July 3,	April 3,	June 27,
	2010	2010	2009
	(millions)

Raw materials	$7.0	$5.9	$5.3
Work-in-process	2.4	1.3	1.4
Finished goods	620.2	496.8	605.7

Total inventory	$629.6	$504.0	$612.4

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 3,	April 3,
	2010	2010
	(millions)

Accrued operating expenses	$256.4	$237.6
Accrued payroll and benefits	79.8	187.1
Accrued inventory	56.8	43.8
Deferred income	51.0	50.5
Other	29.9	40.7

Total accrued expenses and other current liabilities	$473.9	$559.7

8.	Restructuring

The Company has recorded restructuring liabilities in recent years relating to various cost-savings initiatives, as well as certain of its acquisitions. Restructuring costs incurred in connection with acquisitions that are not obligations of the acquiree as of the acquisition date are expensed. Such acquisition-related restructuring costs were not material in any period presented. Liabilities for costs associated with non-acquisition-related restructuring initiatives are expensed and initially measured at fair value when incurred in accordance with US GAAP. A description of the nature of significant non-acquisition-related restructuring activities and related costs is presented below.

Apart from the restructuring activity related to the Fiscal 2009 Restructuring Plan as defined and discussed below, the Company recognized $0.1 million of net restructuring charges during the first quarter of Fiscal 2011, of which $0.7 million related to employee termination costs associated with its Wholesale operations and $0.6 million represented the reversal of reserves associated with previously closed Retail stores deemed no longer necessary. During the first quarter of Fiscal 2010, the Company recognized $0.4 million of restructuring charges related to employee termination costs.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Fiscal 2009 Restructuring Plan, the Company recorded $20.8 million in restructuring charges during the fourth quarter of Fiscal 2009. There were no additional restructuring charges recognized by the Company in connection with this plan and related payments of $0.4 million were made during the first quarter of Fiscal 2011. The remaining liability under the Fiscal 2009 Restructuring Plan was $0.7 million as of July 3, 2010.

9.	Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three months ended July 3, 2010 and June 27, 2009 is presented below:

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)

Unrecognized tax benefits beginning balance	$96.2	$113.7
Additions related to current period tax positions	0.8	1.6
Additions related to prior periods tax positions	24.8	—
Reductions related to prior periods tax positions	(8.1)	—
Additions (reductions) charged to foreign currency translation	(2.2)	1.3

Unrecognized tax benefits ending balance	$111.5	$116.6

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three months ended July 3, 2010 and June 27, 2009 is presented below:

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)

Accrued interest and penalties beginning balance	$29.8	$41.1
Net additions charged to expense	0.9	1.8
Additions (reductions) charged to foreign currency translation	(0.5)	0.2

Accrued interest and penalties ending balance	$30.2	$43.1

The total amount of unrecognized tax benefits, including interest and penalties, was $141.7 million as of July 3, 2010 and $126.0 million as of April 3, 2010 and was included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $109.2 million as of July 3, 2010.

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

Euro Debt

As of July 3, 2010, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of July 3, 2010, the carrying value of the Euro Debt was $261.7 million, compared to $282.1 million as of April 3, 2010.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of July 3, 2010, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $13.1 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of July 3, 2010, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 14 of the Fiscal 2010 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

11.	Fair Value Measurements

US GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	July 3,	April 3,
	2010	2010
	(millions)

Financial assets carried at fair value:
Variable rate municipal securities(a)	$50.5	$66.5
Auction rate securities(b)	2.3	2.3
Derivative financial instruments(b)	28.1	16.6

Total	$80.9	$85.4

Financial liabilities carried at fair value:
Derivative financial instruments(b)	$7.4	$4.2

Total	$7.4	$4.2

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s auction rate securities are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets, with unrealized gains and losses deferred in equity as a component of accumulated other comprehensive income. Third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recently successful traded securities, and the total principal balance of each security.

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

12.	Financial Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its consolidated balance sheets as of July 3, 2010 and April 3, 2010:

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance		Balance
			Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
			Line(b)	Value	Line(b)	Value	Line(b)	Value	Line(b)	Value
Derivative Instrument(a)	July 3, 2010	April 3, 2010	July 3, 2010		April 3, 2010		July 3, 2010		April 3, 2010
	(millions)

Designated Hedges:
FC — Inventory purchases	$240.1	$294.0	PP	$25.1	PP	$14.5	AE	$(2.0)	AE	$(2.4)
FC — I/C royalty payments	111.8	84.4	(c)	2.6	(d)	2.1	(e)	(3.0)	ONCL	(0.1)
FC — Interest payments	13.3	13.9	—	—	—	—	AE	(2.0)	AE	(1.2)
FC — Other	8.5	2.8	—	—	—	—	—	—	AE	(0.1)
Interest Rate Swap	261.7	—	—	—	—	—	—	—	—	—
NI — Euro Debt	261.7	282.1	—	—	—	—	LTD	(270.0)	LTD	(291.7	)(f)

Total Designated Hedges	$897.1	$677.2		$27.7		$16.6		$(277.0)		$(295.5)

Undesignated Hedges:
FC — Other(g)	70.4	13.6	PP	0.4	—	—	AE	(0.4)	AE	(0.4)

Total Undesignated Hedges	$70.4	$13.6		$0.4		$—		$(0.4)		$(0.4)

Total Hedges	$967.5	$690.8		$28.1		$16.6		$(277.4)		$(295.9)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; NI = Net Investment; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$2.5 million included within PP and $0.1 million included within OA.

(d)	$1.1 million included within PP and $1.0 million included within OA.

(e)	$2.5 million included within AE and $0.5 million included within ONCL.

(f)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $261.7 million as of July 3, 2010 and $282.1 million as of April 3, 2010.

(g)	Primarily related to foreign currency-denominated revenues and other net operational exposures.

The following tables summarize the impact of the Company’s derivative instruments on its consolidated financial statements for the three months ended July 3, 2010 and June 27, 2009:

	Gains (Losses)		Gains (Losses)
	Recognized in		Reclassified from
	OCI(b)		AOCI(b) to Earnings
	Three Months Ended		Three Months Ended
	July 3,	June 27,	July 3,	June 27,	Location of Gains (Losses)
Derivative Instrument(a)	2010	2009	2010	2009	Reclassified from AOCI to Earnings
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$12.7	$(10.3)	$0.3	$1.8	Cost of goods sold
FC — I/C royalty payments	(1.9)	(3.4)	0.6	(0.2)	Foreign currency gains (losses)
FC — Interest payments	(0.8)	—	—	1.0	Foreign currency gains (losses)
FC — Other	0.1	1.5	(0.2)	0.2	Foreign currency gains (losses)

	$10.1	$(12.2)	$0.7	$2.8

Designated Hedge of Net Investment:
Euro Debt	$20.4	$(11.4)	$—	$—	(c)

Total Designated Hedges	$30.5	$(23.6)	$0.7	$2.8

	Gains (Losses)
	Recognized in Earnings
	Three Months Ended
	July 3,	June 27,	Location of Gains (Losses)
Derivative Instrument(a)	2010	2009	Recognized in Earnings
	(millions)

Undesignated Hedges:
FC — Inventory purchases	$—	$0.5	Foreign currency gains (losses)
FC — Other	1.0	(0.2)	Foreign currency gains (losses)

Total Undesignated Hedges	$1.0	$0.3

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	Accumulated other comprehensive income (“AOCI”), including the respective fiscal year’s other comprehensive income (“OCI”), is classified as a component of total equity.

(c)	To the extent applicable, to be recognized as a gain (loss) on the sale or liquidation of the hedged net investment.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Over the next twelve months, it is expected that approximately $21 million of net gains deferred in accumulated other comprehensive income related to derivative financial instruments outstanding as of July 3, 2010 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.

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

Interest Rate Risk Management

Interest Rate Swaps Contracts

On July 2, 2010, the Company entered into a fixed-to-floating interest rate swap designated as a fair value hedge to mitigate its exposure to changes in the fair value of the Company’s Euro Debt due to changes in the benchmark interest rate. The interest rate swap, which matures on October 4, 2013, has an aggregate notional value of €209.2 million and swaps the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate equal to the 3-month Euro Interbank Offered Rate plus 299 basis points. The Company’s interest rate swap meets the requirements for shortcut method accounting. Accordingly, changes in the fair value of the interest rate swap are exactly offset by changes in the fair value of the Euro Debt. No ineffectiveness has been recorded during the first quarter of Fiscal 2011.

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

Available-for-sale investments primarily consist of VRMS and auction rate securities. VRMS represent long-term municipal bonds with interest rates that reset at pre-determined short-term intervals, and can typically be put to the issuer and redeemed for cash upon demand, or shortly thereafter. Auction rate securities also have characteristics similar to short-term investments. However, the Company has classified these securities as non-current investments in its consolidated balance sheet as current market conditions call into question its ability to redeem these investments for cash within the next twelve months. Available-for-sale investments are recorded at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets, and related realized gains or losses classified as a component of interest and other income, net, in the consolidated statements of operations. No material unrealized or realized gains or losses on available-for-sale investments were recognized during any of the fiscal periods presented.

Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company’s consolidated statements of cash flows.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of July 3, 2010 and April 3, 2010:

	July 3, 2010			April 3, 2010
	Short-term	Non-current		Short-term	Non-current
Type of Investment	< 1 year	1 - 3 years	Total	< 1 year	1 - 3 years	Total
	(millions)

Held-to-Maturity:
Treasury bills	$79.9	$—	$79.9	$126.6	$—	$126.6
Municipal bonds	113.5	69.2	182.7	102.2	67.8	170.0
Commercial paper	7.0	—	7.0	2.0	—	2.0
Other securities	—	—	—	—	5.0	5.0

Total held-to-maturity investments	$200.4	$69.2	$269.6	$230.8	$72.8	$303.6

Available-for-Sale:
VRMS	$50.5	$—	$50.5	$66.5	$—	$66.5
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	0.4	0.4	—	0.4	0.4

Total available-for-sale investments	$50.5	$2.7	$53.2	$66.5	$2.7	$69.2

Other:
Time deposits and other	$394.0	$—	$394.0	$286.8	$—	$286.8

Total Investments	$644.9	$71.9	$716.8	$584.1	$75.5	$659.6

13.	Equity

Summary of Changes in Equity

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)

Balance at beginning of period	$3,116.6	$2,735.1
Comprehensive income:
Net income attributable to PRLC	120.8	76.8
Foreign currency translation adjustments	(61.2)	33.3
Net realized and unrealized gains (losses) on derivative financial instruments	23.7	(15.7)
Net unrealized gains (losses) on defined benefit plans	—	0.4

Total comprehensive income	83.3	94.8

Cash dividends declared	(9.6)	(5.0)
Repurchases of common stock	(247.0)	(14.0)
Shares issued and equity grants made pursuant to stock-based compensation plans	22.5	20.1

Balance at end of period	$2,965.8	$2,831.0

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secondary Stock Offering

On June 14, 2010, the Company commenced a secondary public offering under which approximately 10 million shares of Class A common stock were sold on behalf of its principal stockholder, Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer (the “Offering”). The Offering was made pursuant to a shelf registration statement on Form S-3 filed on the same day, and closed on June 24, 2010. Concurrent with the Offering, the Company also purchased an additional 1 million shares of Class A common stock under its repurchase program from Mr. Lauren at a cost of $81 million, representing the per share price of the public offering.

Class B Common Stock Conversion

In connection with the Offering and share repurchase discussed above, during the first quarter of Fiscal 2011, Mr. Lauren converted approximately 11 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. Also, during the three months ended July 3, 2010, Mr. Ralph Lauren converted an additional 0.3 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. These transactions resulted in a reclassification within equity, and had no effect on the Company’s unaudited interim consolidated balance sheet for the three months ended July 3, 2010.

Common Stock Repurchase Program

On May 18, 2010, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the three months ended July 3, 2010, 2.7 million shares of Class A common stock were repurchased by the Company at a cost of $231.0 million under its repurchase program, including a repurchase of 1.0 million shares of Class A common stock at a cost of $81.0 million in connection with the secondary stock offering discussed above. The remaining availability under the Company’s common stock repurchase program was approximately $319 million as of July 3, 2010.

In addition, during the three months ended July 3, 2010, 0.2 million shares of Class A common stock at a cost of $16.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”).

Subsequent to the end of the first quarter of Fiscal 2011, on August 5, 2010, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock.

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. The first quarter Fiscal 2011 dividend of $0.10 per share was declared on June 22, 2010, payable to shareholders of record at the close of business on July 2, 2010, and paid on July 16, 2010. Dividends paid amounted to $9.8 million during the three months ended July 3, 2010 and $5.0 million during the three months ended June 27, 2009.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock-based Compensation

Long-term Stock Incentive Plans

The Company’s 1997 Incentive Plan authorizes the grant of awards to participants with respect to a maximum of 26.0 million shares of the Company’s Class A common stock. Subsequent to the end of the first quarter, on August 5, 2010, the Company’s shareholders approved the 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan provides for up to 3.0 million of new shares authorized for issuance to participants, in addition to the 1.4 million shares that remained available for issuance under the 1997 Incentive Plan. In addition, any outstanding awards under the 1997 Incentive Plan that expire or are forfeited will be transferred to the 2010 Incentive Plan and be available for issuance. The 2010 Incentive Plan becomes effective immediately and no further grants of awards will be made under the 1997 Incentive Plan. Outstanding awards as of August 5, 2010 will continue to remain subject to the terms of the 1997 Incentive Plan.

Under both the 2010 Incentive Plan and 1997 Incentive Plan (the “Plans”), there are limits as to the number of shares available for certain awards and to any one participant. Equity awards that may be made under the Plans include, but are not limited to (a) stock options, (b) restricted stock and (c) restricted stock units (“RSUs”).

Impact on Results

A summary of the total compensation expense recorded within SG&A expense and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)

Compensation expense	$(15.5)	$(12.6)

Income tax benefit	$5.8	$4.7

The Company issues its annual grant of stock-based compensation awards in the second quarter of its fiscal year. Due to the timing of the annual grant, stock-based compensation cost recognized during the three months ended July 3, 2010 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2011.

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

A summary of the stock option activity under all plans during the three months ended July 3, 2010 is as follows:

Number of
Shares
(thousands)

Options outstanding at April 3, 2010	5,055
Granted	7
Exercised	(157)
Cancelled/Forfeited	(26)

Options outstanding at July 3, 2010	4,879

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

A summary of the restricted stock and RSU activity during the three months ended July 3, 2010 is as follows:

		Service-	Performance-
	Restricted Stock	based RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
	(thousands)

Nonvested at April 3, 2010	11	462	1,359
Granted	—	—	3
Vested	—	(100)	(496)
Cancelled	—	—	(17)

Nonvested at July 3, 2010	11	362	849

15.	Commitments and Contingencies

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The court granted preliminary approval of the settlement terms on July 17, 2009. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. As part of the required settlement process, the Company notified the relevant attorneys general regarding the potential settlement, and no objections were registered. At a hearing on December 7, 2009, the Court held that the terms of the settlement were fair, just and reasonable and provided fair compensation for class members. In addition, the Court overruled an objection that had been filed by a single customer. The Court then denied the objector’s subsequent motion for the Court to

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reconsider its order on the fairness of the settlement. The period within which the objector had to appeal or otherwise seek relief from the Court’s orders expired in February 2010 without an appeal and the settlement is effective. Accordingly, the coupons were issued in February with an expiration date of August 16, 2010. Based on coupon redemption experience to date, the Company has reversed $3.2 million of its original $5 million reserve into income as of July 3, 2010, including $1.5 million during the first quarter of Fiscal 2011.

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

California Labor Litigation

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purported to represent a class of employees who allegedly had been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave stores and being falsely imprisoned while waiting to leave stores. The complaint sought an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification and subsequently denied our motion to decertify the class. On November 5, 2008, the District Court stayed litigation of the rest break claims pending the resolution of a separate California Supreme Court case on the standards of class treatment for rest break claims. On January 25, 2010, the District Court granted plaintiffs’ motion to sever the rest break claims from the rest of the case and denied our motion to decertify the waiting time claims. The District Court also ordered that a trial be held on the waiting time and overtime claims, which commenced on March 8, 2010. During trial, the parties reached an agreement to settle all of the claims in the litigation, including the rest break claims, for $4 million. The District Court granted preliminary approval of the settlement on May 21, 2010. Class members had 60 days from the date of preliminary approval to submit claims or object to the settlement. Only a single objection to the settlement was received from one former employee. A hearing has been scheduled for August 20, 2010 for the District Court to determine if final approval of the settlement should be granted. In

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with this settlement, the Company recorded a $4 million reserve against its expected loss exposure during the fourth quarter of Fiscal 2010.

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

16.	Segment Information

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

The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2010 10-K. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

Due to changes in the Company’s segment presentation as discussed in Note 2, segment information for the three months ended June 27, 2009 has been recast to conform to the current period’s presentation. These changes entirely related to reclassifications between the Company’s Wholesale and Retail segments, and had no impact on total revenues, total operating income or total assets.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and operating income for each segment under the Company’s new (recasted) basis of reporting are as follows:

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)

Net revenues:
Wholesale	$523.0	$471.8
Retail	592.5	510.7
Licensing	37.8	41.2

Total net revenues	$1,153.3	$1,023.7

Operating income:
Wholesale	$107.6	$76.5
Retail	103.7	69.1
Licensing	23.8	25.7

	235.1	171.3
Less:
Unallocated corporate expenses	(62.3)	(54.2)
Unallocated legal and restructuring (charges) reversals, net(a)	1.4	(0.4)

Total operating income	$174.2	$116.7

(a)	Fiscal periods presented included certain unallocated restructuring charges and legal-related activity. Restructuring charges, net for the three months ended July 3, 2010 consisted of $0.1 million, of which $0.7 million related to the Wholesale segment and $0.6 million represented the reversal of reserves related to the Retail segment deemed no longer necessary. Restructuring charges of $0.4 million for the three months ended June 27, 2009 primarily related to the Wholesale segment. Legal-related activity for the three months ended July 3, 2010 consisted of the reversal of a legal reserve of $1.5 million related to California Class Action Litigation (see Note 15) deemed no longer necessary.

Depreciation and amortization expense for each segment under the Company’s new (recasted) basis of reporting is as follows:

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)

Depreciation and amortization:
Wholesale	$12.5	$12.1
Retail	21.6	20.4
Licensing	0.3	0.5
Unallocated corporate expenses	11.6	11.3

Total depreciation and amortization	$46.0	$44.3

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended
	July 3,	June 27,
	2010	2009
	(millions)

Cash paid for interest	$0.9	$0.9

Cash paid for income taxes	$34.9	$18.4

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $11.3 million for the three months ended July 3, 2010 and $9.5 million for the three months ended June 27, 2009.

Significant non-cash financing activities during the three months ended July 3, 2010 and June 27, 2009 included the conversion of 11.3 million shares and 0.3 million shares, respectively, of Class B common stock into an equal number of shares of Class A common stock, as described further in Note 13.

There were no other significant non-cash investing or financing activities for the fiscal periods presented.

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 (the “Fiscal 2010 10-K”). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2011 will end on April 2, 2011 and will be a 52-week period (“Fiscal 2011”). Fiscal year 2010 ended on April 3, 2010 and reflected a 53-week period (“Fiscal 2010”). In turn, the first quarter for Fiscal 2011 ended on July 3, 2010 and was a 13-week period. The first quarter for Fiscal 2010 ended on June 27, 2009 and also was a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three months ended July 3, 2010. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month periods ended July 3, 2010 and June 27, 2009.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the three-month periods ended July 3, 2010 and June 27, 2009, as well as a discussion of our financial condition and liquidity as of July 3, 2010 as compared to the end of Fiscal 2010. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures and (iii) any material changes in our financial condition and contractual obligations since the end of Fiscal 2010.

•	Market risk management. This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2010.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2010. Significant changes include those considered to be important to our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2010 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

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

In connection with the closing of the Asia-Pacific Licensed Operations Acquisition (as defined and discussed under “Recent Developments”) at the beginning of the fourth quarter of Fiscal 2010, we restated our segment presentation to reclassify concessions- based sales arrangements to our Retail segment from our Wholesale segment. Segment information for the three months ended June 27, 2009 has been recast to conform to the current period’s presentation. See Note 2 to the accompanying unaudited interim consolidated financial statements for further discussion of the restatement of our segment presentation.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, our operating results and cash flows for the three months ended July 3, 2010 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2011.

Summary of Financial Performance

Global Economic Developments

As discussed in our Fiscal 2010 10-K, the state of the global economy has continued to negatively impact the level of consumer spending for discretionary items. This has affected our business as it is highly dependent on consumer demand for our products. Particularly, through the first half of Fiscal 2010, our Retail segment experienced sharp declines in comparable store sales, as did many of our traditional wholesale customers. In October 2009, our Retail segment began to experience positive comparable store sales growth due largely to the anniversarying of the lower benchmarks created in the prior year. In addition, improved inventory management coupled with less promotional activity resulted in the realization of higher margins across our businesses.

While the U.S. and certain other international economies have shown some signs of stabilization, there are still significant macroeconomic risks, including high rates of unemployment and continued global economic uncertainty precipitated by the European debt crisis. As such, notwithstanding the reported sales and margin growth experienced by the Company during the first quarter of Fiscal 2011, we believe the global macroeconomic environment and the ongoing constrained level of worldwide consumer spending will likely continue to impact our sales and margins across all segments throughout the remainder of Fiscal 2011. We also expect that current inflationary pressures on raw material and labor costs as well as labor shortages in certain regions where our products are manufactured will negatively affect the cost of our products and related gross profit percentages beginning in the second half of Fiscal 2011.

We continue to monitor these risks and continually evaluate our operating strategies to adjust to any changes in economic conditions.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2010 10-K.

Operating Results

During the first quarter of Fiscal 2011, we reported revenues of $1.153 billion, net income attributable to Polo Ralph Lauren Corporation (“PRLC”) of $120.8 million and net income per diluted share attributable to PRLC of $1.21. This compares to revenues of $1.024 billion, net income of $76.8 million and net income per diluted share of $0.76 during the first quarter of Fiscal 2010.

Our operating performance for the three months ended July 3, 2010 was driven by 12.7% revenue growth, primarily due to higher revenues from our domestic and European Wholesale businesses and a net increase in our comparable global Retail store sales, along with the inclusion of revenues from our newly acquired Asia-Pacific business (see “Recent Developments” for further discussion). These increases were partially offset by net unfavorable foreign currency effects. We also experienced an increase in gross profit percentage of 310 basis points to 61.8% during the first quarter of Fiscal 2011, primarily due to improved inventory management and decreased promotional activity across most of our global Retail and Wholesale businesses, as well as growth from the largely concessions-based business assumed in the Asia-Pacific Licensed Operations Acquisition. These increases were partially offset by higher selling, general, and administrative (“SG&A”) expenses attributable largely to our new business initiatives and acquisitions.

Net income and net income per diluted share attributable to PRLC increased during the first quarter of Fiscal 2011 as compared to the first quarter of Fiscal 2010, primarily due to a $57.5 million increase in operating income, offset in part by an $11.4 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income, partially offset by a 400 basis point decline in our effective tax rate.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the first quarter of Fiscal 2011 in a net cash and investments position (total cash and cash equivalents, plus short-term investments and non-current investments less total debt) of $800.9 million, compared to $940.6 million as of the end of Fiscal 2010. The decrease in our net cash and investments position was primarily due to our treasury stock repurchases and investing activities, partially offset by our operating cash flows. Our equity decreased to $2.966 billion as of July 3, 2010 compared to $3.117 billion as of April 3, 2010, primarily due to our share repurchase activity, offset in part by our net income during the first quarter of Fiscal 2011.

We generated $171.4 million of cash from operations during the three months ended July 3, 2010, compared to $292.3 million during the three months ended June 27, 2009. We used some of our cash availability to support our common stock repurchase program and to reinvest in our business through capital spending. In particular, we used $247.0 million to repurchase 2.9 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $38.5 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of the Company’s operating results for the three months ended July 3, 2010 and June 27, 2009 has been affected by the Asia-Pacific Licensed Operations Acquisition (as defined and discussed under “Recent Developments” below) that occurred on December 31, 2009.

In addition, as a result of the reclassification of concessions-based sales arrangements to our Retail segment from our Wholesale segment at the beginning of the fourth quarter of Fiscal 2010, segment information for the three months ended June 27, 2009 has been recast to conform to the current period’s presentation.

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Agreement to Acquire South Korea Licensed Operations

Subsequent to the end of the first quarter of Fiscal 2011, in July 2010, the Company entered into an agreement with Doosan Corporation (“Doosan”) to assume direct control of its Polo-branded licensed apparel and accessories businesses in South Korea effective January 1, 2011 in exchange for a payment of approximately $25 million plus an additional estimated payment of approximately $22 million for inventory and certain other net assets. Doosan is currently the Company’s licensee for Polo-branded apparel and accessories in South Korea. The transaction is subject to certain customary closing conditions. The Company expects to account for this transaction as a business combination during the third quarter of Fiscal 2011.

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

RESULTS OF OPERATIONS

Three Months Ended July 3, 2010 Compared to Three Months Ended June 27, 2009

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	July 3,	June 27,
	2010	2009	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,153.3	$1,023.7	$129.6	12.7%
Cost of goods sold(a)	(441.1)	(422.5)	(18.6)	4.4%

Gross profit	712.2	601.2	111.0	18.5%
Gross profit as % of net revenues	61.8%	58.7%
Selling, general and administrative expenses(a)	(531.9)	(478.9)	(53.0)	11.1%
SG&A as % of net revenues	46.1%	46.8%
Amortization of intangible assets	(6.0)	(5.2)	(0.8)	15.4%
Restructuring charges	(0.1)	(0.4)	0.3	(75.0)%

Operating income	174.2	116.7	57.5	49.3%
Operating income as % of net revenues	15.1%	11.4%
Foreign currency gains (losses)	(0.8)	0.9	(1.7)	(188.9)%
Interest expense	(4.5)	(6.6)	2.1	(31.8)%
Interest and other income, net	1.8	2.8	(1.0)	(35.7)%
Equity in income (loss) of equity-method investees	(1.2)	0.3	(1.5)	(500.0)%

Income before provision for income taxes	169.5	114.1	55.4	48.6%
Provision for income taxes	(48.7)	(37.3)	(11.4)	30.6%

Effective tax rate(b)	28.7%	32.7%
Net income attributable to PRLC	$120.8	$76.8	$44.0	57.3%

Net income per common share attributable to PRLC:
Basic	$1.24	$0.77	$0.47	61.0%

Diluted	$1.21	$0.76	$0.45	59.2%

(a)	Includes total depreciation expense of $40.0 million and $39.1 million for the three-month periods ended July 3, 2010 and June 27, 2009, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $129.6 million, or 12.7%, to $1.153 billion in the first quarter of Fiscal 2011 from $1.024 billion in the first quarter of Fiscal 2010. The increase was primarily due to higher revenues from our global Wholesale businesses and an increase in our global Retail sales, partially offset by net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 13.3%. On a reported basis, Wholesale revenues increased by $51.2 million, primarily as a result of higher net sales across most of our domestic and European core product lines. Retail revenues increased by $81.8 million, primarily as a result of a net increase in our comparable global store sales, continued store expansion and growth in RalphLauren.com sales. The increase in Retail revenues also reflected incremental sales from our newly acquired Polo-branded apparel business in Asia-Pacific. Licensing revenue decreased by $3.4 million, primarily due to a decline in international licensing royalties due to the loss of licensing revenues from the Polo-branded apparel business in Asia-Pacific (now consolidated primarily as part of the Retail segment), as well as a decrease in home licensing royalties driven by lower paint-related royalties.

Net revenues for our three business segments under the Company’s new (recasted) basis of reporting are provided below:

	Three Months Ended
	July 3,	June 27,
	2010	2009	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$523.0	$471.8	$51.2	10.9%
Retail	592.5	510.7	81.8	16.0%
Licensing	37.8	41.2	(3.4)	(8.3)%

Total net revenues	$1,153.3	$1,023.7	$129.6	12.7%

Wholesale net revenues — The net increase primarily reflects:

•	a $38 million aggregate net increase in our domestic businesses primarily due to higher footwear sales driven by increased door penetration, as well as increased revenues from our menswear, womenswear and childrenswear product lines;

•	a $17 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear and childrenswear product lines, partially offset by a decrease in womenswear sales; and

•	the inclusion of $4 million of incremental revenues from the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion).

The above net increase was partially offset by:

•	a $6 million net decrease in revenues due to an unfavorable foreign currency effect related to the weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar during the first quarter of Fiscal 2011; and

•	a $2 million net decrease in our Japanese businesses on a constant currency basis primarily due to decreased revenues from our menswear product line, mostly offset by an increase in womenswear sales.

Retail net revenues — For purposes of the discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes both Ralph Lauren (including Rugby) and Club Monaco stores, as well as concessions-based shop-within-shops and RalphLauren.com (including Rugby.com).

The net increase in Retail net revenues primarily reflects:

•	a $49 million aggregate net increase in non-comparable store sales primarily driven by:

➢	the inclusion of $28 million of sales from stores and concession-based shop-within-shops assumed in connection with the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion); and

➢	a $21 million increase primarily related to new store openings within the past twelve months. There was a net increase in average global store count of 12 stores, to a total of 355 stores, as compared to the first quarter of Fiscal 2010. The net increase in average store count was primarily due to a number of new international full-price and factory store openings, including our flagship store in Saint-Germain, Paris, as well as the inclusion of stores acquired in the Asia-Pacific region. This increase was offset in part by the closure of certain Club Monaco stores.

•	a $26 million aggregate net increase in comparable physical store sales primarily driven by our global factory stores, including a net aggregate unfavorable foreign currency effect of $1 million primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar during the first quarter of Fiscal 2011. The increase in Retail net revenues also was due to a $7 million increase in RalphLauren.com sales. Comparable store sales under the Company’s new (recasted) basis of reporting are provided below:

Three Months Ended
July 3, 2010

Increases/(decreases) in comparable store sales as reported:
Full-price Ralph Lauren store sales(a)	(2)%
Full-price Club Monaco store sales	25%
Factory store sales	8%
RalphLauren.com sales	15%
Total increase in comparable store sales as reported	7%

Increases/(decreases) in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales(b)	(2)%
Full-price Club Monaco store sales	25%
Factory store sales	9%
RalphLauren.com sales	15%
Total increase in comparable store sales excluding the effect of foreign currency	8%

(a)	Includes a decrease of 12% in comparable sales for concessions-based shop-within-shops.

(b)	Includes a decrease of 18% in comparable sales for concessions-based shop-within-shops.

Licensing revenue — The net decrease primarily reflects:

•	a $2 million decrease in international licensing royalties, primarily due to the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion); and

•	a $1 million decrease in home licensing royalties primarily driven by lower paint-related royalties.

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

Gross profit increased by $111.0 million, or 18.5%, to $712.2 million in the first quarter of Fiscal 2011 from $601.2 million in the first quarter of Fiscal 2010. Gross profit as a percentage of net revenues increased by 310 basis points to 61.8% for the three months ended July 3, 2010 from 58.7% for the three months ended June 27, 2009. This increase was primarily due to improved inventory management and decreased promotional activity across most of our global Retail and Wholesale businesses, particularly in the United States and Europe, as well as growth from the retail businesses assumed in the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion).

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

We expect that current macroeconomic challenges, including inflationary pressures on raw materials and labor costs as well as labor shortages in certain regions where our products are manufactured, will negatively affect the cost of our products and related gross profit percentages beginning in the second half of Fiscal 2011 (see “Global Economic Developments” for further discussion).

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $53.0 million, or 11.1%, to $531.9 million in the first quarter of Fiscal 2011 from $478.9 million in the first quarter of Fiscal 2010. The increase included a net favorable foreign currency effect of $0.3 million, primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar during the first quarter of Fiscal 2011. SG&A expenses as a percent of net revenues decreased to 46.1% for the three months ended July 3, 2010 from 46.8% for the three months ended June 27, 2009. The 70 basis point decrease was primarily driven by the increase in net revenues, partially offset by an increase in operating expenses attributable to our new business initiatives and acquisitions. The $53.0 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $26 million related to our newly acquired Polo-branded apparel business in Asia-Pacific (see “Recent Developments” for further discussion);

•	higher selling salaries and compensation-related costs of approximately $15 million primarily relating to the global increase in retail sales and worldwide store expansion, as well as higher stock-based compensation expense; and

•	an approximate $13 million increase in rent and utility costs primarily to support the ongoing global growth of our businesses.

The above increases were partially offset by:

•	an approximate $2 million net decrease in litigation-related charges, primarily related to the reversal of a legal reserve deemed no longer necessary in the first quarter of Fiscal 2011.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $0.8 million, or 15.4%, to $6.0 million in the first quarter of Fiscal 2011 from $5.2 million in the first quarter of Fiscal 2010. This increase was primarily due to the amortization of the intangible assets acquired in connection with the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion).

Restructuring charges.  The Company recognized net restructuring charges of $0.1 million in the first quarter of Fiscal 2011 related to employee termination costs of $0.7 million associated with our Wholesale operations, mostly offset by the reversal of $0.6 million of reserves associated with previously closed Retail stores deemed no longer necessary. Restructuring charges of $0.4 million in the first quarter of Fiscal 2010 related to employee termination costs primarily associated with our Wholesale operations.

Operating Income.  Operating income increased by $57.5 million, or 49.3%, to $174.2 million in the first quarter of Fiscal 2011 from $116.7 million in the first quarter of Fiscal 2010. Operating income as a percentage of revenue increased 370 basis points, to 15.1% for the three months ended July 3, 2010 from 11.4% for the three months ended June 27, 2009. The increase in operating income as a percentage of net revenues primarily reflected an increase in gross profit margin and a decrease in SG&A expenses as a percentage of net revenues, as previously discussed.

Operating income for our three business segments under the Company’s new (recasted) basis of reporting is provided below:

	Three Months Ended
	July 3,	June 27,
	2010	2009	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$107.6	$76.5	$31.1	40.7%
Retail	103.7	69.1	34.6	50.1%
Licensing	23.8	25.7	(1.9)	(7.4)%

	235.1	171.3	63.8	37.2%
Less:
Unallocated corporate expenses	(62.3)	(54.2)	(8.1)	14.9%
Unallocated legal and restructuring (charges) reversals, net	1.4	(0.4)	1.8	(450.0)%

Total operating income	$174.2	$116.7	$57.5	49.3%

Wholesale operating income increased by $31.1 million primarily as a result of increased revenues, as well as higher gross margins largely driven by improved inventory management and decreased promotional activity across most of our domestic and European businesses. These increases were partially offset by higher SG&A expenses.

Retail operating income increased by $34.6 million primarily as a result of increased revenues, as well as higher gross margins across most of our Retail businesses, particularly in the United States and Europe, largely driven by decreased promotional activity and lower reductions in the carrying cost of our retail inventory. These increases were partially offset by higher occupancy costs and increased selling-related salaries and associated costs.

Licensing operating income decreased by $1.9 million primarily as a result of lower revenues driven by a decline in international licensing royalties and home licensing royalties, offset in part by lower net costs associated with the transition of our licensed businesses to wholly owned operations.

Unallocated corporate expenses increased by $8.1 million, primarily as a result of higher compensation-related expenses, including stock-based compensation expense, as well as an increase in information technology costs.

Unallocated legal and restructuring (charges) reversals, net of $1.4 million in the first quarter of Fiscal 2011 were comprised of net restructuring charges of $0.1 million related to employee termination costs of $0.7 million associated with our Wholesale operations, mostly offset by the reversal of $0.6 million of reserves associated with previously closed Retail stores, as well as the reversal of a legal reserve of $1.5 million (see Note 15 to the accompanying unaudited interim consolidated financial statements for further discussion). The first quarter of Fiscal 2010 included restructuring charges of $0.4 million related to employee termination costs primarily associated with our Wholesale operations.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $0.8 million in the first quarter of Fiscal 2011, compared to a gain of $0.9 million in the first quarter of Fiscal 2010. Excluding a net increase in foreign currency gains of $0.7 million relating to undesignated foreign currency hedge contracts, the increase in foreign currency losses was primarily due to the timing of the settlement of intercompany receivables and payables (that were not of a long-term investment nature) between certain of our international and domestic subsidiaries. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense decreased by $2.1 million, or 31.8%, to $4.5 million in the first quarter of Fiscal 2011 from $6.6 million in the first quarter of Fiscal 2010. This decrease was primarily due to a lower principal amount of our outstanding Euro-denominated 4.5% notes as a result of a partial debt extinguishment in July 2009.

Interest and Other Income, net.  Interest and other income, net, decreased by $1.0 million, or 35.7%, to $1.8 million in the first quarter of Fiscal 2011 from $2.8 million in the first quarter of Fiscal 2010. This decrease was primarily driven by lower yields relating to lower market rates of interest and a decrease in our average balance of cash and cash equivalents and investments during the first quarter of Fiscal 2011.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $1.2 million in the first quarter of Fiscal 2011 related to the Company’s share of loss from its joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting. The equity in income of equity-method investees of $0.3 million in the first quarter of Fiscal 2010 related to the Company’s share of income from the RL Watch Company.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $11.4 million, or 30.6%, to $48.7 million in the first quarter of Fiscal 2011 from $37.3 million in the first quarter of Fiscal 2010. The increase in provision for income taxes was primarily a result of higher pretax income in the first quarter of Fiscal 2011 compared to the first quarter of Fiscal 2010. This increase was partially offset by a net decline in our reported effective tax rate of 400 basis points, to 28.7% for the three months ended July 3, 2010 from 32.7% for the three months ended June 27, 2009. The lower effective tax rate was primarily due to the net effect of certain adjustments related to intercompany charges and a reduction in tax reserves associated with the conclusion of a tax examination, partially offset by a greater proportion of earnings generated in higher-taxed jurisdictions during the first quarter of Fiscal 2011. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to PRLC.  Net income increased by $44.0 million, or 57.3%, to $120.8 million in the first quarter of Fiscal 2011 from $76.8 million in the first quarter of Fiscal 2010. The increase in net income primarily related to a $57.5 million increase in operating income, offset in part by an $11.4 million increase in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share Attributable to PRLC.  Net income per diluted share increased by $0.45, or 59.2%, to $1.21 per share in the first quarter of Fiscal 2011 from $0.76 per share in the first quarter of Fiscal 2010. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and the lower weighted-average diluted shares outstanding for the three months ended July 3, 2010.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	July 3,	April 3,
	2010	2010	$ Change
	(millions)

Cash and cash equivalents	$345.8	$563.1	$(217.3)
Short-term investments	644.9	584.1	60.8
Non-current investments	71.9	75.5	(3.6)
Long-term debt	(261.7)	(282.1)	20.4

Net cash and investments(a)	$800.9	$940.6	$(139.7)

Equity	$2,965.8	$3,116.6	$(150.8)

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The decrease in the Company’s net cash and investments position as of July 3, 2010 as compared to April 3, 2010 was primarily due to the Company’s use of cash to support its treasury stock repurchases and capital expenditures, partially offset by its operating cash flows. During the first quarter of Fiscal 2011, the Company used $247.0 million to repurchase 2.9 million shares of Class A common stock, including shares surrendered for tax withholdings, and spent $38.5 million for capital expenditures.

The decrease in equity was primarily due to an increase in treasury stock as a result of the Company’s common stock repurchase program, offset in part by the Company’s net income during the first quarter of Fiscal 2011.

Cash Flows

	Three Months Ended
	July 3,	June 27,
	2010	2009	$ Change
		(millions)

Net cash provided by operating activities	$171.4	$292.3	$(120.9)
Net cash used in investing activities	(134.9)	(140.8)	5.9
Net cash used in financing activities	(251.0)	(12.7)	(238.3)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	0.8	(3.6)

Net increase (decrease) in cash and cash equivalents	$(217.3)	$139.6	$(356.9)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased to $171.4 million during the first quarter of Fiscal 2011, compared to $292.3 million during the first quarter of Fiscal 2010. This net decrease in operating cash flow was primarily driven by:

•	a decrease related to accounts receivable primarily due to lower collections as compared to the first quarter of Fiscal 2010 driven by our lower beginning accounts receivable balance;

•	a decrease related to inventory primarily due to the timing of inventory receipts and the Asia-Pacific Licensed Operations Acquisition; and

•	an increase in cash tax payments as compared to the first quarter of Fiscal 2010.

The above decreases in operating cash flow were partially offset by:

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses; and

•	an increase related to accounts payable and accrued liabilities primarily due to the timing of payments.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $134.9 million during the first quarter of Fiscal 2011, as compared to $140.8 million during the first quarter of Fiscal 2010. The net decrease in cash used in investing activities was primarily driven by:

•	an increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During the first quarter of Fiscal 2011, the Company received $268.3 million of proceeds from sales and maturities of investments and used $359.5 million to purchase investments. On a comparative basis, during the first quarter of Fiscal 2010, the Company received $223.2 million of proceeds from sales and maturities of investments and used $350.2 million to purchase investments.

The above net decrease was mostly offset by:

•	an increase in cash used in connection with capital expenditures. During the first quarter of Fiscal 2011, the Company spent $38.5 million for capital expenditures, as compared to $17.8 million during the first quarter of Fiscal 2010; and

•	a change in restricted cash deposits. The first quarter of Fiscal 2011 included net restricted cash deposits of $2.8 million, as compared to net restricted cash release of $5.7 million during the first quarter of Fiscal 2010.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $251.0 million during the first quarter of Fiscal 2011, as compared to $12.7 million during the first quarter of Fiscal 2010. The increase in net cash used in financing activities was primarily driven by:

•	an increase in cash used in connection with repurchases of the Company’s Class A common stock. During the first quarter of Fiscal 2011, 2.7 million shares of Class A common stock at a cost of $231.0 million were repurchased pursuant to the Company’s common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $16.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”). On a comparative basis, during the first quarter of Fiscal 2010, $14.0 million of cash was used in connection with shares surrendered for tax withholdings.

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

As discussed in the “Debt and Covenant Compliance” section below, the Company had no revolving credit borrowings outstanding under its credit facility as of July 3, 2010. As discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. The Company believes its credit facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of July 3, 2010, there were 13 financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 20%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Facility (as defined below) in the event of the Company’s election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On May 18, 2010, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the three months ended July 3, 2010, 2.7 million shares of Class A common stock were repurchased by the Company at a cost of $231.0 million under its repurchase program, including a repurchase of 1.0 million shares of Class A common stock at a cost of $81.0 million in connection with the secondary stock offering (as discussed in Note 13 to the accompanying unaudited interim consolidated financial statements). The remaining availability under the Company’s common stock repurchase program was approximately $319 million as of July 3, 2010.

In addition, during the three months ended July 3, 2010, 0.2 million shares of Class A common stock at a cost of $16.0 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Incentive Plan.

Subsequent to the end of the first quarter of Fiscal 2011, on August 5, 2010, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. The first quarter Fiscal 2011 dividend of $0.10 per share was declared on June 22, 2010, payable to shareholders of record at the close of business on July 2, 2010, and paid on July 16, 2010. Dividends paid amounted to $9.8 million during the three months ended July 3, 2010 and $5.0 million during the three months ended June 27, 2009.

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

Debt and Covenant Compliance

Euro Debt

As of July 3, 2010, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of July 3, 2010, the carrying value of the Euro Debt was $261.7 million, compared to $282.1 million as of April 3, 2010.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of July 3, 2010, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $13.1 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of July 3, 2010, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 14 of the Fiscal 2010 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

MARKET RISK MANAGEMENT

As discussed in Note 16 to the Company’s audited consolidated financial statements included in its Fiscal 2010 10-K and Note 12 to the accompanying unaudited interim consolidated financial statements, the Company is exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business the Company employs established policies and procedures, including the use of derivative financial instruments, to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, the Company does not believe it is exposed to any undue concentration of counterparty risk with respect to its derivative contracts as of July 3, 2010. However, the Company does have approximately $11 million of its derivative instruments in net asset positions placed with one creditworthy financial institution.

Foreign Currency Risk Management

The Company manages its exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 12 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of the Company’s foreign currency exchange contracts outstanding as of July 3, 2010.

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

Interest Rate Risk Management

During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap designated as a fair value hedge to mitigate its exposure to changes in the fair value of the Company’s Euro Debt due to changes in the benchmark interest rate. The interest rate swap, which matures on October 4, 2013, has an aggregate notional value of €209.2 million and swaps the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate equal to the 3-month Euro Interbank Offered Rate plus 299 basis points. The Company’s interest rate swap meets the requirements for shortcut method accounting. Accordingly, changes in the fair value of the interest rate swap are exactly offset by changes in the fair value of the Euro Debt. No ineffectiveness has been recorded during the first quarter of Fiscal 2011.

As of July 3, 2010, other than the aforementioned fixed-to-floating interest rate swap contract related to the Company’s Euro Debt, there have been no significant changes in the Company’s interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of July 3, 2010, the Company had cash and cash equivalents on-hand of $345.8 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. The Company’s other significant investments included $644.9 million of short-term investments, primarily in treasury bills, municipal bonds, time deposits and variable rate municipal securities with original maturities greater than 90 days; $74.0 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $69.2 million of deposits with maturities greater than one year; $2.3 million of auction rate securities issued through a municipality and $0.4 million of other securities.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2010 10-K. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of the Company’s critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2010 10-K. The following discussion only is intended to update the Company’s critical accounting policies for any significant changes in policy implemented during the three months ended July 3, 2010.

There have been no significant changes in the application of the Company’s critical accounting policies since April 3, 2010.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of July 3, 2010. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 3, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Asia-Pacific Licensed Operations Acquisition

During the fourth quarter of Fiscal 2010, the Company acquired control of the Polo-branded apparel business in Asia-Pacific (excluding Japan) from Dickson that was formerly conducted under a licensed arrangement (the “Asia-Pacific Licensed Operations Acquisition,” as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). In connection with the Asia-Pacific Licensed Operations Acquisition, the Company has continued to develop the supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, store operations, real estate management, finance and other administrative areas. As part of the continued development of this infrastructure, the Company has implemented and enhanced various processes, systems, and internal controls to support the business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended April 3, 2010. The following is a summary of recent litigation developments.

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. The Company commenced mediation proceedings with respect to these lawsuits and on October 17, 2008, the Company agreed in principle to settle these claims by agreeing to issue $20 merchandise discount coupons with six month expiration dates to eligible parties and paying the plaintiffs’ attorneys’ fees. The Court granted preliminary approval of the settlement terms on July 17, 2009. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. As part of the required settlement process, the Company notified the relevant attorneys general regarding the potential settlement, and no objections were registered. At a hearing on December 7, 2009, the Court held that the terms of the settlement were fair, just and reasonable and provided fair compensation for class members. In addition, the Court overruled an objection that had been filed by a single customer. The Court then denied the objector’s subsequent motion for the Court to reconsider its order on the fairness of the settlement. The period within which the objector had to appeal or otherwise seek relief from the Court’s orders expired in February 2010 without an appeal and the settlement is effective. Accordingly, the coupons were issued in February with an expiration date of August 16, 2010. Based on coupon redemption experience to date, the Company has reversed $3.2 million of its original $5 million reserve into income as of July 3, 2010, including $1.5 million during the first quarter of Fiscal 2011.

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

California Labor Litigation

On May 30, 2006, four former employees of our Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purported to represent a class of employees who allegedly had been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave stores and being falsely imprisoned while waiting to leave stores. The complaint sought an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. Subsequent to answering the complaint, we had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification and subsequently denied our motion to decertify the class. On November 5, 2008, the District Court stayed litigation of the rest break claims pending the resolution of a separate California Supreme Court case on the standards of class treatment for rest break claims. On January 25, 2010, the District Court granted plaintiffs’ motion to sever the rest break claims from the rest of the case and denied our motion to decertify the waiting time claims. The District Court also ordered that a trial be held on the waiting time and overtime claims, which commenced on March 8, 2010. During trial, the parties reached an agreement to settle all of the claims in the litigation, including the rest break claims, for $4 million. The District Court granted preliminary approval of the settlement on May 21, 2010. Class members had 60 days from the date of preliminary approval to submit claims or object to the settlement. Only a single objection to the settlement was received from one former employee. A hearing has been scheduled for August 20, 2010 for the District Court to determine if final approval of the settlement should be granted. In connection with this settlement, the Company recorded a $4 million reserve against its expected loss exposure during the fourth quarter of Fiscal 2010.

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

Our Annual Report on Form 10-K for the fiscal year ended April 3, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, and/or our financial condition. There are no material changes to the risk factors previously disclosed nor have we identified any previously undisclosed risks that could materially adversely affect our business, our operating results and/or our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Stock Issuance

Secondary Stock Offering

On June 14, 2010, the Company commenced a secondary public offering under which approximately 10 million shares of Class A common stock were sold on behalf of its principal stockholder, Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer (the “Offering”). The Offering was made pursuant to a shelf registration statement on Form S-3 filed on the same day, and closed on June 24, 2010. Concurrent with the

Offering, the Company also purchased an additional 1 million shares of Class A common stock under its repurchase program from Mr. Lauren at a cost of $81 million, representing the per share price of the public offering.

Class B Common Stock Conversion

In connection with the Offering and share repurchase discussed above, during the first quarter of Fiscal 2011, Mr. Lauren converted approximately 11 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. Also, during the three months ended July 3, 2010, Mr. Ralph Lauren converted an additional 0.3 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security.

Item 2(b) is not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended July 3, 2010:

				Total Number of
			Average	Shares Purchased	Approximate Dollar Value
	Total Number of		Price	as Part of Publicly	of Shares That May Yet be
	Shares		Paid per	Announced Plans	Purchased Under the Plans
	Purchased(1)		Share	or Programs(1)	or Programs
					(millions)

April 4, 2010 to May 1, 2010	—		$—	—	$275
May 2, 2010 to May 29, 2010	1,742,907		86.06	1,742,907	400
May 30, 2010 to July 3, 2010	1,203,620	(2)	80.59	1,000,000	319

	2,946,527			2,742,907

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A common stock repurchase program. On May 18, 2010, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date.

Subsequent to the end of the first quarter of Fiscal 2011, on August 5, 2010, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock.

(2)	Includes (a) a repurchase of 1 million shares of Class A common stock at a cost of $81 million in connection with the secondary stock offering discussed above, and (b) approximately 0.2 million shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

Item 6.	Exhibits.

10.1	Cliff Restricted Performance Share Unit Award Overview under Polo Ralph Lauren Corporation’s Long-Term Stock Incentive Plans.
10.2	Pro-Rata Restricted Performance Share Unit Award Overview under Polo Ralph Lauren Corporation’s Long-Term Stock Incentive Plans.
10.3	Stock Option Award Overview under Polo Ralph Lauren Corporation’s Long-Term Stock Incentive Plans.
10.4	Polo Ralph Lauren Corporation 2010 Long-Term Stock Incentive Plan adopted on August 5, 2010.
10.5	Second Amendment dated as of June 17, 2010 to the Credit Agreement dated as of November 28, 2006, as amended and restated as of May 22, 2007, among Polo Ralph Lauren Corporation, Polo JP Acqui B.V., the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at July 3, 2010 and April 3, 2010, (ii) the Consolidated Statements of Operations for the three months ended July 3, 2010 and June 27, 2009, (iii) the Consolidated Statements of Cash Flows for the three months ended July 3, 2010 and June 27, 2009 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: August 10, 2010