Form 10-Q
period 2010-10-02
POLO RALPH LAUREN CORP
filed 2010-11-10
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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

At November 5, 2010, 64,230,972 shares of the registrant’s Class A common stock, $.01 par value, and 30,831,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 4.	Removed and Reserved	54
Item 6.	Exhibits	54
Signatures		55
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 2,	April 3,
	2010	2010
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$435.9	$563.1
Short-term investments	500.4	584.1
Accounts receivable, net of allowances of $222.2 million and $206.1 million	523.3	381.9
Inventories	732.5	504.0
Deferred tax assets	98.7	103.0
Prepaid expenses and other	153.2	139.7

Total current assets	2,444.0	2,275.8
Non-current investments	61.1	75.5
Property and equipment, net	716.4	697.2
Deferred tax assets	139.0	101.9
Goodwill	999.7	986.6
Intangible assets, net	372.0	363.2
Other assets	142.8	148.7

Total assets	$4,875.0	$4,648.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$256.4	$149.8
Income tax payable	59.7	37.8
Accrued expenses and other	568.4	559.7

Total current liabilities	884.5	747.3
Long-term debt	285.2	282.1
Non-current liability for unrecognized tax benefits	151.3	126.0
Other non-current liabilities	381.5	376.9

Commitments and contingencies (Note 16)

Total liabilities	1,702.5	1,532.3

Equity:
Class A common stock, par value $.01 per share; 88.0 million and 75.7 million shares issued; 64.2 million and 56.1 million shares outstanding	0.9	0.8
Class B common stock, par value $.01 per share; 30.8 million and 42.1 million shares issued and outstanding	0.3	0.4
Additional paid-in-capital	1,303.0	1,243.8
Retained earnings	3,222.2	2,915.3
Treasury stock, Class A, at cost (23.8 million and 19.6 million shares)	(1,545.4)	(1,197.7)
Accumulated other comprehensive income	191.5	154.0

Total equity	3,172.5	3,116.6

Total liabilities and equity	$4,875.0	$4,648.9

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(millions, except per share data)
	(unaudited)

Net sales	$1,485.6	$1,327.1	$2,601.1	$2,309.6
Licensing revenue	46.5	47.1	84.3	88.3

Net revenues	1,532.1	1,374.2	2,685.4	2,397.9
Cost of goods sold(a)	(644.2)	(589.4)	(1,085.3)	(1,011.9)

Gross profit	887.9	784.8	1,600.1	1,386.0

Other costs and expenses:
Selling, general and administrative expenses(a)	(572.9)	(525.7)	(1,104.8)	(1,004.6)
Amortization of intangible assets	(6.2)	(5.2)	(12.2)	(10.4)
Impairments of assets	—	(1.7)	—	(1.7)
Restructuring charges	(1.4)	(6.3)	(1.5)	(6.7)

Total other costs and expenses	(580.5)	(538.9)	(1,118.5)	(1,023.4)

Operating income	307.4	245.9	481.6	362.6
Foreign currency gains (losses)	2.2	(2.6)	1.4	(1.7)
Interest expense	(4.4)	(5.6)	(8.9)	(12.2)
Interest and other income, net	1.6	6.4	3.4	9.2
Equity in income (loss) of equity-method investees	(0.8)	(1.8)	(2.0)	(1.5)

Income before provision for income taxes	306.0	242.3	475.5	356.4
Provision for income taxes	(100.8)	(64.8)	(149.5)	(102.1)

Net income attributable to PRLC	$205.2	$177.5	$326.0	$254.3

Net income per common share attributable to PRLC:
Basic	$2.15	$1.79	$3.38	$2.56

Diluted	$2.09	$1.75	$3.30	$2.51

Weighted average common shares outstanding:
Basic	95.5	99.4	96.4	99.3

Diluted	98.0	101.6	98.9	101.5

Dividends declared per share	$0.10	$0.05	$0.20	$0.10

(a) Includes total depreciation expense of:	$(40.2)	$(39.9)	$(80.2)	$(79.0)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 2,	September 26,
	2010	2009
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income attributable to PRLC	$326.0	$254.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	92.4	89.4
Deferred income tax expense (benefit)	(22.1)	(13.3)
Equity in loss (income) of equity-method investees, net of dividends received	2.0	1.5
Non-cash stock-based compensation expense	30.8	24.4
Non-cash impairments of assets	—	1.7
Non-cash provision for bad debt expense	1.3	1.5
Non-cash foreign currency (gains) losses	(1.4)	1.1
Non-cash restructuring charges (reversals), net	(1.7)	2.6
Non-cash litigation-related charges (reversals), net	(1.9)	—
Gain on extinguishment of debt	—	(4.1)
Changes in operating assets and liabilities:
Accounts receivable	(138.1)	(0.6)
Inventories	(219.2)	(71.2)
Accounts payable and accrued liabilities	130.2	12.2
Deferred income liabilities	(11.6)	(10.7)
Other balance sheet changes	37.3	31.7

Net cash provided by operating activities	224.0	320.5

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(21.4)	(1.7)
Purchases of investments	(567.7)	(591.6)
Proceeds from sales and maturities of investments	667.7	452.5
Capital expenditures	(93.8)	(53.0)
Change in restricted cash deposits	(3.2)	(1.2)

Net cash used in investing activities	(18.4)	(195.0)

Cash flows from financing activities:
Repayment of debt	—	(121.0)
Payments of capital lease obligations	(3.9)	(3.3)
Payments of dividends	(19.4)	(9.9)
Repurchases of common stock, including shares surrendered for tax withholdings	(347.7)	(74.5)
Proceeds from exercise of stock options	21.9	12.6
Excess tax benefits from stock-based compensation arrangements	7.0	6.5
Other financing activities	(0.5)	—

Net cash used in financing activities	(342.6)	(189.6)

Effect of exchange rate changes on cash and cash equivalents	9.8	6.4

Net decrease in cash and cash equivalents	(127.2)	(57.7)
Cash and cash equivalents at beginning of period	563.1	481.2

Cash and cash equivalents at end of period	$435.9	$423.5

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

Basis of Consolidation

The unaudited interim consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The unaudited interim consolidated financial statements also include the accounts of any variable interest entities of which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with US GAAP.

All significant intercompany balances and transactions have been eliminated in consolidation.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2011 will end on April 2, 2011 and will be a 52-week period (“Fiscal 2011”). Fiscal year 2010 ended on April 3, 2010 and reflected a 53-week period (“Fiscal 2010”). The second quarter for Fiscal 2011 ended on October 2, 2010 and was a 13-week period. The second quarter of Fiscal 2010 ended on September 26, 2009 and was also a 13-week period.

In April 2009, the Company performed an internal legal entity reorganization of certain of its wholly owned Japan subsidiaries. As a result of the reorganization, the Company’s former Polo Ralph Lauren Japan Corporation and Impact 21 Co., Ltd. subsidiaries were merged into a new wholly owned subsidiary named Polo Ralph Lauren Kabushiki Kaisha (“PRL KK”). The financial position and operating results of the Company’s consolidated PRL KK entity are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month and six-month periods ended October 2, 2010 and September 26, 2009 include the operating results of PRL KK for the three-month and six-month periods ended August 28, 2010 and August 31, 2009, respectively. The net effect of this reporting lag is not material to the Company’s unaudited interim consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ materially from those estimates.

Significant estimates inherent in the preparation of the consolidated financial statements include reserves for bad debt, customer returns, discounts, end-of-season markdowns and operational chargebacks; the realizability of inventory; reserves for litigation and other contingencies; useful lives and impairments of long-lived tangible and intangible assets; accounting for income taxes and related uncertain tax positions; the valuation of stock-based compensation and related expected forfeiture rates; reserves for restructuring; and accounting for business combinations.

Reclassifications

On December 31, 2009, the Company acquired certain assets from Dickson Concepts International Limited (“Dickson”), its former licensee of Polo-branded apparel in Asia-Pacific (excluding Japan), and assumed direct control of its business in that region (the “Asia-Pacific Licensed Operations Acquisition”). Dickson formerly conducted the Company’s business in Asia-Pacific (excluding Japan) through a combination of freestanding owned stores, freestanding licensed stores and shop-within-shops at department stores or malls. The terms of trade for shop-within-shops were largely conducted on a concessions basis, whereby inventory continued to be owned by the Company (not the department store) until ultimate sale to the end consumer and the salespeople involved in the sales transaction were employees of the Company. As management believes that this concessions-based sales model possesses more attributes of a retail model than a wholesale model, it was determined that all concessions-based sales arrangements (including those conducted in Japan) should be classified within the Company’s Retail segment, in contrast to the historical classification within its Wholesale segment. Accordingly, effective with the closing of the Asia-Pacific Licensed Operations Acquisition at the beginning of the fourth quarter of Fiscal 2010, the Company restated its segment presentation to reclassify concessions-based sales arrangements to its Retail segment from its Wholesale segment. There have been no changes in total revenue, total operating income or total assets as a result of this change. Segment information for the three-month and six-month periods ended September 26, 2009 has been recast to conform to the current periods’ presentation. See Note 17 for further discussion of the Company’s segment information.

Certain other reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales generated in its second and fourth quarters and higher retail sales generated in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and six-month periods ended October 2, 2010 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2011.

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

Retail store and concessions-based shop-within-shop revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company’s retail internet sites at RalphLauren.com and Rugby.com is recognized upon delivery and receipt of the shipment by its customers. Such revenue is also reduced by an estimate of returns.

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

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations. Shipping costs were $8.0 million and $14.0 million during the three-month and six-month periods ended October 2, 2010, respectively, and $7.7 million and $13.0 million during the three-month and six-month periods ended September 26, 2009, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing and order charges (“handling costs”), also are included in SG&A expenses. Handling costs were $23.3 million and $41.2 million during the three-month and six-month periods ended October 2, 2010, respectively, and $18.6 million and $36.7 million during the three-month and six-month periods ended September 26, 2009, respectively. Shipping and handling costs billed to customers are included in revenue.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
		(millions)

Basic	95.5	99.4	96.4	99.3
Dilutive effect of stock options, restricted stock and restricted stock units	2.5	2.2	2.5	2.2

Diluted shares	98.0	101.6	98.9	101.5

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Such performance-based restricted stock units are included in the computation of diluted shares only to the extent the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of October 2, 2010 and September 26, 2009, there was an aggregate of approximately 1.7 million and 2.3 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(millions)

Beginning reserve balance	$162.1	$153.3	$186.0	$170.4
Amount charged against revenue to increase reserve	135.1	123.7	228.6	211.5
Amount credited against customer accounts to decrease reserve	(101.6)	(106.0)	(213.3)	(212.6)
Foreign currency translation	6.5	3.9	0.8	5.6

Ending reserve balance	$202.1	$174.9	$202.1	$174.9

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

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
		(millions)

Beginning reserve balance	$19.8	$19.2	$20.1	$20.5
Amount charged to expense to increase reserve(a)	0.5	1.0	1.3	1.5
Amount written off against customer accounts to decrease reserve	(1.1)	(0.6)	(1.3)	(2.6)
Foreign currency translation	0.9	0.7	—	0.9

Ending reserve balance	$20.1	$20.3	$20.1	$20.3

(a)	Amounts charged to bad debt expense are included within SG&A expenses in the consolidated statements of operations.

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Canada, Europe and Asia and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has five key department-store customers that generate significant sales volume. For Fiscal 2010, these customers in the aggregate contributed approximately 45% of all wholesale revenues. Further, as of October 2, 2010, the Company’s five key department-store customers represented approximately 30% of gross accounts receivable.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for accounting for a variable interest entity (“VIE”) (formerly referred to as Statement of Financial Accounting Standards (“FAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”), which has been codified within Accounting Standards Codification (“ASC”) topic 810, “Consolidation” (“ASC 810”). The revised guidance within ASC 810 changes the approach to determining the primary beneficiary of a VIE, replacing the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. ASC 810 also now requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, as well as additional disclosures about an enterprise’s involvement in VIEs. The Company adopted the revised guidance for VIEs within ASC 810 as of the beginning of Fiscal 2011 (April 4, 2010). The adoption did not have a significant impact on the Company’s consolidated financial statements.

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC topic 840, “Leases.” Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ends on December 15, 2010 and a final standard is expected to be issued in 2011. When and if effective, this proposed standard will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on its consolidated financial statements at this time.

5.	Acquisitions and Joint Ventures

Fiscal 2011 Transactions

Agreement to Acquire South Korea Licensed Operations

In July 2010, the Company entered into an agreement with Doosan Corporation (“Doosan”) to assume direct control of its Polo-branded licensed apparel and accessories businesses in South Korea effective January 1, 2011 in exchange for a payment of approximately $25 million plus an additional estimated payment of approximately $22 million for inventory and certain other net assets. Doosan is currently the Company’s licensee for Polo-branded apparel and accessories in South Korea. The Company also entered into a transition services agreement with Doosan for the provision of certain financial and information systems services for a period of up to twelve months commencing on January 1, 2011. The transaction is subject to certain customary closing conditions. The Company expects to account for this transaction as a business combination during the third quarter of Fiscal 2011.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Japan), which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company funded the Asia-Pacific Licensed Operations Acquisition with available cash on-hand.

The Company accounted for the Asia-Pacific Licensed Operations Acquisition as a business combination during the fourth quarter of Fiscal 2010. The acquisition cost of $37 million (excluding transaction costs) has been allocated to the net assets acquired based on their respective fair values as follows: inventory of $2 million; customer relationship intangible asset of $29 million; tax-deductible goodwill of $1 million and other net assets of $5 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs of $4 million were expensed as incurred and classified within SG&A expenses in the consolidated statement of operations.

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

6.	Inventories

Inventories consist of the following:

	October 2,	April 3,	September 26,
	2010	2010	2009
		(millions)

Raw materials	$3.8	$5.9	$3.5
Work-in-process	0.5	1.3	1.0
Finished goods	728.2	496.8	605.9

Total inventories	$732.5	$504.0	$610.4

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 2,	April 3,
	2010	2010
	(millions)

Accrued operating expenses	$264.8	$237.6
Accrued payroll and benefits	121.2	187.1
Accrued inventory	82.5	43.8
Deferred income	51.2	50.5
Other	48.7	40.7

Total accrued expenses and other current liabilities	$568.4	$559.7

8.	Impairments of Assets

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be fully recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that the estimated future

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted net cash flows attributable to the asset are less than its carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.

During the second quarter of Fiscal 2010, the Company recorded a non-cash impairment charge of $1.7 million to reduce the net carrying value of certain long-lived assets in its Retail segment to their estimated fair value, which was determined based on discounted expected cash flows. This impairment charge was related to the lower-than-expected operating performance of certain full-price retail stores.

There were no asset impairment charges recorded during the six months ended October 2, 2010.

9.	Restructuring

The Company has recorded restructuring liabilities in recent years relating to various cost-savings initiatives, as well as certain of its acquisitions. Liabilities for restructuring costs are measured at fair value when incurred in accordance with US GAAP. A description of the nature of significant restructuring activities and related costs is presented below.

The Company recognized net restructuring charges of $1.5 million during the six months ended October 2, 2010, which were primarily related to employee termination costs associated with its domestic wholesale operations and the closing of a warehouse facility, partially offset by reversals of reserves deemed no longer necessary primarily associated with previously closed Retail stores. During the six months ended September 26, 2009, the Company recognized $6.7 million of restructuring charges, primarily related to employee termination costs and the write down of an asset associated with exiting a retail store in Japan.

10.	Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and six-month periods ended October 2, 2010 and September 26, 2009 is presented below:

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(millions)

Unrecognized tax benefits beginning balance	$111.5	$116.6	$96.2	$113.7
Additions related to current period tax positions	1.3	1.9	2.1	3.5
Additions related to prior period tax positions	2.5	3.2	27.3	3.2
Reductions related to prior period tax positions	(0.1)	(9.1)	(8.2)	(9.1)
Reductions related to settlements with taxing authorities	—	(13.2)	—	(13.2)
Additions related to foreign currency translation	3.5	1.8	1.3	3.1

Unrecognized tax benefits ending balance	$118.7	$101.2	$118.7	$101.2

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and six-month periods ended October 2, 2010 and September 26, 2009 is presented below:

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(millions)

Accrued interest and penalties beginning balance	$30.2	$43.1	$29.8	$41.1
Net additions charged to expense	1.7	0.1	4.7	1.9
Reductions related to prior period tax positions	—	(5.3)	(2.1)	(5.3)
Reductions related to settlements with taxing authorities	—	(6.9)	—	(6.9)
Additions related to foreign currency translation	0.7	0.4	0.2	0.6

Accrued interest and penalties ending balance	$32.6	$31.4	$32.6	$31.4

The total amount of unrecognized tax benefits, including interest and penalties, was $151.3 million as of October 2, 2010 and $126.0 million as of April 3, 2010 and was included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $117.8 million as of October 2, 2010.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $6 million during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2004.

11.	Debt

Euro Debt

As of October 2, 2010, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of October 2, 2010, the carrying value of the Euro Debt was $285.2 million, compared to $282.1 million as of April 3, 2010.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2009, the Company completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of its then outstanding €300 million principal amount of 4.5% notes due October 4, 2013 at a discounted purchase price of approximately 95%. A net pretax gain of $4.1 million related to this extinguishment of debt was recorded during the second quarter of Fiscal 2010 and classified as a component of interest and other income, net in the Company’s consolidated statements of operations. The Company used its cash on hand to fund the debt extinguishment.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of October 2, 2010, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $14.5 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of October 2, 2010, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 14 of the Fiscal 2010 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

12.	Fair Value Measurements

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	October 2,	April 3,
	2010	2010
	(millions)

Financial assets carried at fair value:
Variable rate municipal securities(a)	$—	$66.5
Auction rate securities(b)	2.3	2.3
Derivative financial instruments(b)	8.5	16.6

Total	$10.8	$85.4

Financial liabilities carried at fair value:
Derivative financial instruments(b)	$9.1	$4.2

Total	$9.1	$4.2

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.

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

Cash and cash equivalents, restricted cash, short-term and non-current investments held-to-maturity, and accounts receivable are recorded at carrying value, which approximates fair value. The Company’s Euro Debt, which is adjusted for foreign currency fluctuations and changes in the fair value of the Company’s fixed-to-floating interest rate swap, is also reported at carrying value.

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value.

13.	Financial Instruments

Derivative Financial Instruments

The Company is primarily exposed to changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and potential declines in the fair value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, the Company periodically uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes. All of the Company’s undesignated hedges are entered into to hedge specific economic risks.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of October 2, 2010 and April 3, 2010:

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance		Balance
			Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
			Line(b)	Value	Line(b)	Value	Line(b)	Value	Line(b)	Value
Derivative Instrument(a)	October 2, 2010	April 3, 2010	October 2, 2010		April 3, 2010		October 2, 2010		April 3, 2010
	(millions)

Designated Hedges:
FC — Inventory purchases	$151.1	$294.0	PP	$6.1	PP	$14.5	AE	$(0.8)	AE	$(2.4)
FC — I/C royalty payments	92.2	84.4	—	—	(c)	2.1	(d)	(6.7)	ONCL	(0.1)
FC — Interest payments	13.4	13.9	—	—	—	—	AE	(0.9)	AE	(1.2)
FC — Other	8.5	2.8	PP	0.8	—	—	—	—	AE	(0.1)
IRS — Euro Debt	285.2	—	OA	0.4	—	—	—	—	—	—
NI — Euro Debt	285.2	282.1	—	—	—	—	LTD	(295.1)	LTD	(291.7	)(e)

Total Designated Hedges	$835.6	$677.2		$7.3		$16.6		$(303.5)		$(295.5)

Undesignated Hedges:
FC — Other(f)	71.4	13.6	PP	1.2	—	—	AE	(0.7)	AE	(0.4)

Total Undesignated Hedges	$71.4	$13.6		$1.2		$—		$(0.7)		$(0.4)

Total Hedges	$907.0	$690.8		$8.5		$16.6		$(304.2)		$(295.9)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; IRS = Interest Rate Swap; NI = Net Investment; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$1.1 million included within PP and $1.0 million included within OA.

(d)	$6.2 million included within AE and $0.5 million included within ONCL.

(e)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $285.2 million as of October 2, 2010 and $282.1 million as of April 3, 2010.

(f)	Primarily related to foreign currency-denominated revenues and other net operational exposures.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its consolidated financial statements for the three-month and six-month periods ended October 2, 2010 and September 26, 2009:

	Gains (Losses) Recognized in OCI(b)
	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
Derivative Instrument(a)	2010	2009	2010	2009
		(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$(14.5)	$(13.6)	$(1.8)	$(21.9)
FC — I/C royalty payments	(5.6)	(4.7)	(7.5)	(8.1)
FC — Interest payments	0.8	—	—	—
FC — Other	0.5	(0.8)	0.6	0.7

	$(18.8)	$(19.1)	$(8.7)	$(29.3)

Designated Hedge of Net Investment:
Euro Debt	$(23.1)	$(15.8)	$(2.7)	$(27.2)

Total Designated Hedges	$(41.9)	$(34.9)	$(11.4)	$(56.5)

	Gains (Losses) Reclassified from AOCI(b) to Earnings
	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,	Location of Gains (Losses)
Derivative Instrument(a)	2010	2009	2010	2009	Reclassified from AOCI(b) to Earnings
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$5.8	$5.8	$6.1	$7.6	Cost of goods sold
FC — I/C royalty payments	(1.8)	(0.5)	(1.2)	(0.7)	Foreign currency gains (losses)
FC — Interest payments	0.3	1.3	0.3	2.3	Foreign currency gains (losses)
FC — Other	0.3	1.2	0.1	1.4	Foreign currency gains (losses)

Total Designated Hedges	$4.6	$7.8	$5.3	$10.6

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,	Location of Gains (Losses)
Derivative Instrument(a)	2010	2009	2010	2009	Recognized in Earnings
	(millions)

Designated Fair Value Hedges
IRS — Euro debt	$0.4	$—	$0.4	$—	Interest and other income, net

Total Designated Hedges	$0.4	$—	$0.4	$—

Undesignated Hedges:
FC — Inventory purchases	$—	$(0.7)	$—	$(0.2)	Foreign currency gains (losses)
FC — Other	0.3	1.7	1.3	1.5	Foreign currency gains (losses)

Total Undesignated Hedges	$0.3	$1.0	$1.3	$1.3

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013; IRS = Interest Rate Swap.

(b)	Accumulated other comprehensive income (“AOCI”), including the respective fiscal period’s other comprehensive income (“OCI”), is classified as a component of total equity.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Over the next twelve months, it is expected that approximately $1 million of net losses deferred in AOCI related to derivative financial instruments outstanding as of October 2, 2010 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.

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

To the extent that a derivative contract designated as a hedge is not considered to be effective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings within foreign currency gains (losses). If it is determined that a derivative has not been highly effective, and will continue not to be highly effective at hedging the designated exposure, hedge accounting is discontinued. If a hedge relationship is terminated, the change in fair value of the derivative previously recorded in AOCI is recognized when the hedged item affects earnings consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring in which case the accumulated amount is immediately recognized in earnings. In addition, changes in fair value relating to undesignated foreign currency exchange contracts are immediately recognized in earnings.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. The changes in fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment, to the extent it is effective as a hedge. As such, changes

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the value of the Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in equity as a component of AOCI.

Interest Rate Risk Management

Interest Rate Swap Contracts

On July 2, 2010, the Company entered into a fixed-to-floating interest rate swap designated as a fair value hedge to mitigate its exposure to changes in the fair value of the Company’s Euro Debt due to changes in the benchmark interest rate. The interest rate swap, which matures on October 4, 2013, has an aggregate notional value of €209.2 million and swaps the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate equal to the 3-month Euro Interbank Offered Rate plus 299 basis points. The Company’s interest rate swap meets the requirements for shortcut method accounting. Accordingly, changes in the fair value of the interest rate swap are exactly offset by changes in the fair value of the Euro Debt. No ineffectiveness has been recorded during the three-month and six-month periods ended October 2, 2010.

Investments

The Company classifies its investments in securities at the time of purchase as held-to-maturity, available-for-sale or trading, and re-evaluates such classifications on a quarterly basis.

Held-to-maturity investments consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value.

Available-for-sale investments primarily consist of VRMS and auction rate securities. VRMS represent long-term municipal bonds with interest rates that reset at pre-determined short-term intervals, and can typically be put to the issuer and redeemed for cash upon demand, or shortly thereafter. Auction rate securities also have characteristics similar to short-term investments. However, the Company has classified these securities as non-current investments in its consolidated balance sheet as current market conditions call into question its ability to redeem these investments for cash within the next twelve months. Available-for-sale investments are recorded at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets, and related realized gains or losses classified as a component of interest and other income, net in the consolidated statements of operations. No material unrealized or realized gains or losses on available-for-sale investments were recorded during any of the fiscal periods presented.

Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company’s consolidated statements of cash flows.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of October 2, 2010 and April 3, 2010:

	October 2, 2010			April 3, 2010
	Short-term	Non-current		Short-term	Non-current
Type of Investment	< 1 year	1 - 3 years	Total	< 1 year	1 - 3 years	Total
	(millions)

Held-to-Maturity:
Treasury bills	$52.9	$—	$52.9	$126.6	$—	$126.6
Municipal bonds	82.8	58.4	141.2	102.2	67.8	170.0
Commercial paper	—	—	—	2.0	—	2.0
Other securities	—	—	—	—	5.0	5.0

Total held-to-maturity investments	$135.7	$58.4	$194.1	$230.8	$72.8	$303.6

Available-for-Sale:
Variable rate municipal securities	$—	$—	$—	$66.5	$—	$66.5
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	0.4	0.4	—	0.4	0.4

Total available-for-sale investments	$—	$2.7	$2.7	$66.5	$2.7	$69.2

Other:
Time deposits and other	$364.7	$—	$364.7	$286.8	$—	$286.8

Total Investments	$500.4	$61.1	$561.5	$584.1	$75.5	$659.6

14.	Equity

Summary of Changes in Equity

	Six Months Ended
	October 2,	September 26,
	2010	2009
	(millions)

Balance at beginning of period	$3,116.6	$2,735.1
Comprehensive income:
Net income attributable to PRLC	326.0	254.3
Foreign currency translation adjustments	45.5	88.8
Net realized and unrealized gains (losses) on derivatives	(8.0)	(41.8)
Net unrealized gains (losses) on defined benefit plans	—	0.2

Total comprehensive income	363.5	301.5

Cash dividends declared	(19.1)	(9.9)
Repurchases of common stock	(347.7)	(74.5)
Shares issued and equity grants made pursuant to stock-based compensation plans	59.2	43.4

Balance at end of period	$3,172.5	$2,995.6

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secondary Stock Offering

On June 14, 2010, the Company commenced a secondary public offering under which approximately 10 million shares of Class A common stock were sold on behalf of its principal stockholder, Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer (the “Offering”). The Offering was made pursuant to a shelf registration statement on Form S-3 filed on the same day, and closed on June 24, 2010. Concurrent with the Offering, the Company also purchased an additional 1.0 million shares of Class A common stock under its repurchase program from Mr. Lauren at a cost of $81 million, representing the per share price of the public offering.

Class B Common Stock Conversion

In connection with the Offering and share repurchase discussed above, during the first quarter of Fiscal 2011, Mr. Lauren converted approximately 11 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. Also, during the first quarter of Fiscal 2011, Mr. Ralph Lauren converted an additional 0.3 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. These transactions resulted in a reclassification within equity, and had no effect on the Company’s consolidated balance sheets.

Common Stock Repurchase Program

On May 18, 2010, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock. On August 5, 2010, the Company’s Board of Directors approved a further expansion of the existing common stock repurchase program, which allows the Company to repurchase up to an additional $250 million in Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the six months ended October 2, 2010, 4.0 million shares of Class A common stock were repurchased by the Company at a cost of $331.0 million under its repurchase program, including a repurchase of 1.0 million shares of Class A common stock at a cost of $81.0 million in connection with the secondary stock offering discussed above. The remaining availability under the Company’s common stock repurchase program was approximately $469 million as of October 2, 2010.

In addition, during the six months ended October 2, 2010, 0.2 million shares of Class A common stock at a cost of $16.7 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”).

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. The second quarter Fiscal 2011 dividend of $0.10 per share was declared on September 20, 2010, was payable to shareholders of record at the close of business on October 1, 2010, and paid on October 15, 2010. Dividends paid amounted to $19.4 million during the six months ended October 2, 2010 and $9.9 million during the six months ended September 26, 2009.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Stock-based Compensation

Long-term Stock Incentive Plans

On August 5, 2010, the Company’s shareholders approved the 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”), which replaced the Company’s 1997 Incentive Plan. The 2010 Incentive Plan provides for up to 3.0 million of new shares authorized for issuance to participants, in addition to the approximately 1.4 million shares that remained available for issuance under the 1997 Incentive Plan. In addition, any outstanding awards under the 1997 Incentive Plan that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will be transferred to the 2010 Incentive Plan and be available for issuance. The 2010 Incentive Plan became effective immediately and no further grants will be made under the 1997 Incentive Plan. Outstanding awards as of August 5, 2010 will continue to remain subject to the terms of the 1997 Incentive Plan.

Under both, the 2010 Incentive Plan and the 1997 Incentive Plan (the “Plans”), there are limits as to the number of shares available for certain awards and to any one participant. Equity awards that may be made under the Plans include, but are not limited to (a) options, (b) restricted stock and (c) restricted stock units (“RSUs”).

Impact on Results

A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(millions)

Compensation expense	$(15.3)	$(11.8)	$(30.8)	$(24.4)

Income tax benefit	$5.5	$4.3	$11.3	$9.0

The Company issues its annual grant of stock-based compensation awards in the second quarter of its fiscal year. Due to the timing of the annual grant, stock-based compensation cost recognized during the three-month and six-month periods ended October 2, 2010 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2011.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to the fair market value of the Company’s unrestricted Class A common stock on the date of grant. Generally, the options become exercisable ratably (a graded-vesting schedule), over a three-year vesting period. The Company recognizes compensation expense for share-based awards that have graded vesting and no performance conditions on an accelerated basis.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted-

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average assumptions used to estimate the fair value of stock options granted during the six months ended October 2, 2010 and September 26, 2009 were as follows:

	Six Months Ended
	October 2,	September 26,
	2010	2009

Expected term (years)	4.6	4.3
Expected volatility	44.2%	43.9%
Expected dividend yield	0.51%	0.40%
Risk-free interest rate	1.6%	2.1%
Weighted-average option grant date fair value	$27.86	$19.80

A summary of the stock option activity under all plans during the six months ended October 2, 2010 is as follows:

Number of
Shares
(thousands)

Options outstanding at April 3, 2010	5,055
Granted	839
Exercised	(563)
Cancelled/Forfeited	(42)

Options outstanding at October 2, 2010	5,289

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The Company’s weighted-average grant date fair values of restricted stock shares and RSUs granted during the six months ended October 2, 2010 and September 26, 2009 were as follows:

	Six Months Ended
	October 2,	September 26,
	2010	2009

Weighted-average grant date fair value of restricted stock	$—	$41.58
Weighted-average grant date fair value of performance-based RSUs	74.34	53.96

Generally, restricted stock grants to employees vest over a five-year period of time, subject to the executive’s continuing employment. Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based RSUs generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs generally vest (a) upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals either (i) in each year of the three-year vesting period for grants made prior to Fiscal 2008 or (ii) solely in the initial year of the three-year vesting period for grants made during and after Fiscal 2008.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restricted stock and RSU activity during the six months ended October 2, 2010 is as follows:

		Service-	Performance-
	Restricted Stock	based RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
	(thousands)

Nonvested at April 3, 2010	11	462	1,359
Granted	—	—	591
Vested	—	(120)	(496)
Cancelled	—	—	(30)

Nonvested at October 2, 2010	11	342	1,424

16.	Commitments and Contingencies

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. Subsequently, the parties agreed to settle these claims by agreeing that the Company would issue $20 merchandise discount coupons with six month expiration dates to eligible parties and would pay the plaintiffs’ attorneys’ fees. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. The terms of the settlement were later approved by the Court. Accordingly, the coupons were issued in February 2010 and expired on August 16, 2010. Based on the coupon redemption experience, the Company reversed $1.7 million of its original $5.0 million reserve into income during Fiscal 2010, and the remaining $1.9 million of reserves was reversed into income during the first half of Fiscal 2011.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), Polo’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Ralph Lauren, its Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted the Company’s motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, the Company moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the court granted Polo’s summary judgment motion to dismiss most of the claims against the Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Decision and Order on June 9, 2009 which, in large part, affirmed the lower court’s ruling. Discovery on those claims that were not dismissed is ongoing and a trial date has not yet been set. The Company intends to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

California Labor Litigation

On May 30, 2006, four former employees of the Company’s Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purported to represent a class of employees who allegedly had been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave stores and being falsely imprisoned while waiting to leave stores. The complaint sought an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. Subsequent to answering the complaint, the Company had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification and subsequently denied the Company’s motion to decertify the class. On November 5, 2008, the District Court stayed litigation of the rest break claims pending the resolution of a separate California Supreme Court case on the standards of class treatment for rest break claims. On January 25, 2010, the District Court granted plaintiffs’ motion to sever the rest break claims from the rest of the case and denied the Company’s motion to decertify the waiting time claims. The District Court also ordered that a trial be held on the waiting time and overtime claims, which commenced on March 8, 2010. During trial, the parties reached an agreement to settle all of the claims in the litigation, including the rest break claims, for $4 million. The District Court granted preliminary approval of the settlement on May 21, 2010. Class members had 60 days from the date of preliminary approval to submit claims or object to the settlement. Only a single objection to the settlement was received from one former employee. The Court dismissed the objection and granted final approval of the settlement on August 27, 2010. In connection with this settlement, the Company recorded a $4 million reserve against its expected loss exposure during the fourth quarter of Fiscal 2010.

Other Matters

The Company is otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, and employee relations. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on its financial condition or results of operations. However, the Company’s assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

17.	Segment Information

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Due to changes in the Company’s segment presentation as discussed in Note 2, segment information for the three-month and six-month periods ended September 26, 2009 has been recast to conform to the current periods’ presentation. These changes entirely related to reclassifications between the Company’s Wholesale and Retail segments, and had no impact on total revenues, total operating income or total assets.

Net revenues and operating income for each segment under the Company’s new (recasted) basis of reporting are as follows:

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(millions)

Net revenues:
Wholesale	$826.8	$764.3	$1,349.8	$1,236.1
Retail	658.8	562.8	1,251.3	1,073.5
Licensing	46.5	47.1	84.3	88.3

Total net revenues	$1,532.1	$1,374.2	$2,685.4	$2,397.9

Operating income:
Wholesale	$238.0	$218.0	$345.6	$294.5
Retail	105.4	66.2	209.1	135.3
Licensing	27.4	23.5	51.1	49.2

	370.8	307.7	605.8	479.0
Less:
Unallocated corporate expenses	(62.4)	(55.5)	(124.6)	(109.7)
Unallocated legal and restructuring (charges) reversals, net(a)	(1.0)	(6.3)	0.4	(6.7)

Total operating income	$307.4	$245.9	$481.6	$362.6

(a)	Fiscal periods presented included certain unallocated restructuring charges and legal-related activity. Restructuring charges, net for the three months ended October 2, 2010 were $1.4 million, of which $1.1 million related to the Wholesale segment, $1.2 million related to Corporate operations and $0.9 million represented the reversal of reserves deemed no longer necessary primarily related to the Retail segment. Restructuring charges, net for the six months ended October 2, 2010 were $1.5 million, of which $1.8 million related to the Wholesale segment, $1.2 million related to Corporate operations and $1.5 million represented the reversal of reserves deemed no longer necessary primarily

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the Retail segment. Restructuring charges for the three months ended September 26, 2009 included $2.8 million related to the Wholesale segment, $2.6 million related to the Retail segment and $0.9 million related to Corporate operations. Restructuring charges for the six months ended September 26, 2009 included $3.1 million related to the Wholesale segment, $2.6 million related to the Retail segment and $1.0 million related to Corporate operations. Legal-related activity for the three month and six months ended October 2, 2010 consisted of the reversals of legal accruals of $0.4 million and $1.9 million, respectively, deemed no longer necessary related to the California Class Action Litigation (see Note 16).

Depreciation and amortization expense for each segment under the Company’s new (recasted) basis of reporting is as follows:

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(millions)

Depreciation and amortization:
Wholesale	$13.6	$13.0	$26.1	$25.1
Retail	21.1	20.2	42.7	40.6
Licensing	0.3	0.5	0.6	1.0
Unallocated corporate expenses	11.4	11.4	23.0	22.7

Total depreciation and amortization	$46.4	$45.1	$92.4	$89.4

18.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(millions)

Cash paid for interest	$1.9	$6.7	$2.8	$7.6

Cash paid for income taxes	$89.0	$62.1	$123.9	$80.5

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $20.3 million for the six months ended October 2, 2010 and $17.8 million for the six months ended September 26, 2009.

Significant non-cash financing activities during the six months ended October 2, 2010 and September 26, 2009 included the conversion of 11.3 million shares and 0.6 million shares, respectively, of Class B common stock into an equal number of shares of Class A common stock, as described further in Note 14.

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

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to continue to expand internationally;

•	the impact of the economy on the ability of our customers, suppliers and vendors to access sources of liquidity;

•	the impact of the significant downturn in the global economy on consumer purchases of premium lifestyle products that we offer for sale;

•	our plans to open new retail stores and expand our direct-to-consumer presence;

•	our ability to make certain strategic acquisitions of certain selected licenses held by our licensees;

•	our intention to introduce new products or enter into new alliances;

•	anticipated effective tax rates in future years;

•	our exposure to domestic and foreign currency fluctuations and risks associated with raw materials and labor costs;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation;

•	our ability to continue to initiate cost cutting efforts and improve profitability; and

•	our efforts to improve the efficiency of our distribution system and enhance our global information technology systems.

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

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2011 will end on April 2, 2011 and will be a 52-week period (“Fiscal 2011”). Fiscal year 2010 ended on April 3, 2010 and reflected a 53-week period (“Fiscal 2010”). The second quarter for Fiscal 2011 ended on October 2, 2010 and was a 13-week period. The second quarter of Fiscal 2010 ended on September 26, 2009 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and six-month periods ended October 2, 2010. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and six-month periods ended October 2, 2010 and September 26, 2009.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six-month periods ended October 2, 2010 and September 26, 2009, as well as a discussion of our financial condition and liquidity as of October 2, 2010 as compared to the end of Fiscal 2010. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures, and (iii) any material changes in our financial condition and contractual obligations since the end of Fiscal 2010.

•	Market risk management. This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2010.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2010. Significant changes include those considered to be important to our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2010 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business (representing approximately 51% of Fiscal 2010 net revenues) consists of wholesale-channel sales made principally to major department stores, specialty stores and golf and pro shops located throughout the U.S., Canada, Europe and Asia. Our retail business (representing approximately 45% of Fiscal 2010 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, through concessions-based shop-within-shops located primarily in Asia, and through our retail internet sites located at www.RalphLauren.com and www.Rugby.com. In addition, our licensing business (representing approximately 4% of Fiscal 2010 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 30% of our Fiscal 2010 net revenues were earned in international regions outside of the U.S. and Canada.

In connection with the closing of the Asia-Pacific Licensed Operations Acquisition (as defined and discussed under “Recent Developments”) at the beginning of the fourth quarter of Fiscal 2010, we restated our segment presentation to reclassify concessions-based sales arrangements to our Retail segment from our Wholesale segment. Segment information for the three-month and six-month periods ended September 26, 2009 has been recast to conform to the current periods’ presentation. See Note 2 to the accompanying unaudited interim consolidated financial statements for further discussion of the restatement of our segment presentation.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, our operating results for the three-month and six-month periods ended October 2, 2010, and our cash flows for the six-month period ended October 2, 2010 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2011.

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

While the U.S. and certain other international economies have shown some signs of stabilization, there are still significant macroeconomic risks, including high rates of unemployment and continued global economic uncertainty. As such, notwithstanding the reported sales and margin growth experienced by our Company during the first half of Fiscal 2011 against the prior year’s benchmarks, we believe the global macroeconomic environment and the ongoing constrained level of worldwide consumer spending will likely continue to impact our sales and margins across all segments throughout the remainder of Fiscal 2011. We also expect that current inflationary pressures on raw material and labor costs as well as labor shortages in certain regions where our products are manufactured will negatively affect the cost of our products and related gross profit percentages in the second half of Fiscal 2011 and continuing into Fiscal 2012.

We continue to monitor these risks and continually evaluate our operating strategies to adjust to any changes in economic conditions.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2010 10-K.

Operating Results

Three Months Ended October 2, 2010 Compared to Three Months Ended September 26, 2009

During the second quarter of Fiscal 2011, we reported revenues of $1.532 billion, net income attributable to Polo Ralph Lauren Corporation (“PRLC”) of $205.2 million and net income per diluted share attributable to PRLC of $2.09. This compares to revenues of $1.374 billion, net income attributable to PRLC of $177.5 million and net income per diluted share attributable to PRLC of $1.75 during the second quarter of Fiscal 2010.

Our operating performance for the three months ended October 2, 2010 was driven by 11.5% revenue growth, primarily due to increased comparable global Retail store sales and the inclusion of revenues from our newly acquired Asia-Pacific business (see “Recent Developments” for further discussion), as well as higher revenues from our domestic and European Wholesale businesses. These increases were partially offset by net unfavorable foreign currency effects. We also experienced an increase in gross profit percentage of 90 basis points to 58.0% during the second quarter of Fiscal 2011, primarily due to higher levels of full-price sell-throughs and decreased promotional activity across most of our global Retail businesses, as well as growth from the largely concessions-based business assumed in the Asia-Pacific Licensed Operations Acquisition. These increases were partially offset by higher selling, general and administrative (“SG&A”) expenses attributable largely to our new business initiatives and acquisitions.

Net income attributable to PRLC increased during the second quarter of Fiscal 2011 as compared to the second quarter of Fiscal 2010, primarily due to a $61.5 million increase in operating income, partially offset by a $36.0 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income, along with a 620 basis point increase in our effective tax rate. Net income per diluted share attributable to PRLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding for the three months ended October 2, 2010.

Six Months Ended October 2, 2010 Compared to Six Months Ended September 26, 2009

During the first half of Fiscal 2011, we reported revenues of $2.685 billion, net income attributable to PRLC of $326.0 million and net income per diluted share of $3.30. This compares to revenues of $2.398 billion, net income attributable to PRLC of $254.3 million and net income per diluted share attributable to PRLC of $2.51 during the first half of Fiscal 2010.

Our operating performance for the six months ended October 2, 2010 was driven by 12.0% revenue growth, primarily due to increased comparable global Retail store sales and the inclusion of revenues from our newly acquired Asia-Pacific business (see “Recent Developments” for further discussion), as well as higher revenues from our domestic and European Wholesale businesses. These increases were partially offset by net unfavorable foreign currency effects. We also experienced an increase in gross profit percentage of 180 basis points to 59.6% during the six months ended October 2, 2010, primarily due to decreased promotional activity and improved inventory management across most of our global Retail and domestic Wholesale businesses, as well as growth from the largely concessions-based business assumed in the Asia-Pacific Licensed Operations Acquisition. These increases were partially offset by higher SG&A expenses attributable largely to our new business initiatives and acquisitions.

Net income attributable to PRLC increased during the first half of Fiscal 2011 as compared to the first half of Fiscal 2010, primarily due to a $119.0 million increase in operating income, partially offset by a $47.4 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income, combined with a 280 basis point increase in our effective tax rate. Net income per diluted share attributable to PRLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding for the six months ended October 2, 2010.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the first half of Fiscal 2011 in a net cash and investments position (total cash and cash equivalents, plus short-term investments and non-current investments, less total debt) of $712.2 million, compared to $940.6 million as of the end of Fiscal 2010. The decrease in our net cash and investments position was primarily due to our treasury stock repurchases and investing activities, partially offset by our operating cash flows. Our equity increased to $3.173 billion as of October 2, 2010 compared to $3.117 billion as of April 3, 2010, primarily due to our net income and other comprehensive income, offset in part by our share repurchase activity during the first half of Fiscal 2011.

We generated $224.0 million of cash from operations during the six months ended October 2, 2010, compared to $320.5 million during the six months ended September 26, 2009. We used some of our cash availability to support our common stock repurchase program and to reinvest in our business through capital spending. In particular, we used $347.7 million to repurchase 4.2 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $93.8 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operating results for the three-month and six-month periods ended October 2, 2010 and September 26, 2009 has been affected by certain transactions, including:

•	the Asia-Pacific Licensed Operations Acquisition (as defined and discussed under “Recent Developments” below) that occurred on December 31, 2009;

•	certain pretax charges related to asset impairments and restructurings during the fiscal periods presented; and

•	a net gain related to a partial extinguishment of our Euro-denominated 4.5% notes in July 2009.

A summary of the effect of certain of these items on pretax income for each applicable fiscal period presented is noted below (references to “Notes” are to the notes to the accompanying unaudited interim consolidated financial statements):

	Three Months Ended		Six Months Ended
	October 2,	September 26,	October 2,	September 26,
	2010	2009	2010	2009
	(millions)

Impairments of assets (see Note 8)	$—	$(1.7)	$—	$(1.7)
Restructuring charges (see Note 9)	(1.4)	(6.3)	(1.5)	(6.7)
Gain on extinguishment of debt(a) (see Note 11)	—	4.1	—	4.1

	$(1.4)	$(3.9)	$(1.5)	$(4.3)

(a)	Included within interest and other income, net in our consolidated statement of operations.

In addition, as a result of the reclassification of concessions-based sales arrangements to our Retail segment from our Wholesale segment at the beginning of the fourth quarter of Fiscal 2010, segment information for the three-month and six-month periods ended September 26, 2009 has been recast to conform to the current periods’ presentation.

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

Recent Developments

Agreement to Acquire South Korea Licensed Operations

In July 2010, we entered into an agreement with Doosan Corporation (“Doosan”) to assume direct control of our Polo-branded licensed apparel and accessories businesses in South Korea effective January 1, 2011 in exchange for a payment of approximately $25 million plus an additional estimated payment of approximately $22 million for inventory and certain other net assets. Doosan is currently our licensee for Polo-branded apparel and accessories in South Korea. We also entered into a transition services agreement with Doosan for the provision of certain financial and information systems services for a period of up to twelve months commencing on January 1, 2011. The transaction is subject to certain customary closing conditions. We expect to account for this transaction as a business combination during the third quarter of Fiscal 2011.

Asia-Pacific Licensed Operations Acquisition

On December 31, 2009, in connection with the transition of the Polo-branded apparel business in Asia-Pacific (excluding Japan) from a licensed to a wholly owned operation, we acquired certain net assets from Dickson Concepts International Limited and affiliates (“Dickson”) in exchange for an initial payment of approximately $20 million and other consideration of approximately $17 million (the “Asia-Pacific Licensed Operations Acquisition”). Dickson was our licensee for Polo-branded apparel in the Asia-Pacific region (excluding Japan), which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. We funded the Asia-Pacific Licensed Operations Acquisition with available cash on-hand.

The results of operations for the Polo-branded apparel business in Asia-Pacific have been consolidated in our results of operations commencing January 1, 2010.

RESULTS OF OPERATIONS

Three Months Ended October 2, 2010 Compared to Three Months Ended September 26, 2009

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	October 2,	September 26,
	2010	2009	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,532.1	$1,374.2	$157.9	11.5%
Cost of goods sold(a)	(644.2)	(589.4)	(54.8)	9.3%

Gross profit	887.9	784.8	103.1	13.1%
Gross profit as % of net revenues	58.0%	57.1%
Selling, general and administrative expenses(a)	(572.9)	(525.7)	(47.2)	9.0%
SG&A expenses as % of net revenues	37.4%	38.3%
Amortization of intangible assets	(6.2)	(5.2)	(1.0)	19.2%
Impairments of assets	—	(1.7)	1.7	(100.0)%
Restructuring charges	(1.4)	(6.3)	4.9	(77.8)%

Operating income	307.4	245.9	61.5	25.0%
Operating income as % of net revenues	20.1%	17.9%
Foreign currency gains (losses)	2.2	(2.6)	4.8	NM
Interest expense	(4.4)	(5.6)	1.2	(21.4)%
Interest and other income, net	1.6	6.4	(4.8)	(75.0)%
Equity in income (loss) of equity-method investees	(0.8)	(1.8)	1.0	(55.6)%

Income before provision for income taxes	306.0	242.3	63.7	26.3%
Provision for income taxes	(100.8)	(64.8)	(36.0)	55.6%

Effective tax rate(b)	32.9%	26.7%
Net income attributable to PRLC	$205.2	$177.5	$27.7	15.6%

Net income per common share attributable to PRLC:
Basic	$2.15	$1.79	$0.36	20.1%

Diluted	$2.09	$1.75	$0.34	19.4%

(a)	Includes total depreciation expense of $40.2 million and $39.9 million for the three-month periods ended October 2, 2010 and September 26, 2009, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.  Net revenues increased by $157.9 million, or 11.5%, to $1.532 billion in the second quarter of Fiscal 2011 from $1.374 billion in the second quarter of Fiscal 2010. The increase was primarily due to higher revenues from our global Retail and Wholesale businesses, partially offset by net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 12.6%. On a reported basis, Retail revenues increased by $96.0 million, primarily as a result of a net increase in our comparable global store sales (including RalphLauren.com) and continued store expansion. The increase in Retail revenues also reflected incremental sales from our newly acquired Polo-branded apparel business in Asia-Pacific. Wholesale revenues increased by $62.5 million, primarily as a result of higher net sales across most of our domestic core product lines. Licensing revenue decreased by $0.6 million, principally due to a decline in international licensing royalties driven by the loss of licensing revenues from the Polo-branded apparel business in Asia-Pacific (now consolidated primarily as part of the Retail segment).

Net revenues for our three business segments under our new (recasted) basis of reporting are provided below:

	Three Months Ended
	October 2,	September 26,
	2010	2009	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$826.8	$764.3	$62.5	8.2%
Retail	658.8	562.8	96.0	17.1%
Licensing	46.5	47.1	(0.6)	(1.3)%

Total net revenues	$1,532.1	$1,374.2	$157.9	11.5%

Wholesale net revenues — The net increase primarily reflects:

•	a $58 million aggregate net increase in our domestic businesses primarily due to higher footwear sales driven by increased door penetration, as well as increased revenues from our menswear and womenswear product lines (offset in part by sales declines in related American Living product categories). These increases were partially offset by reduced revenues from our childrenswear product line and a planned reduction in our off-price channel denim business;

•	a $21 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear and womenswear product lines; and

•	the inclusion of $10 million of incremental revenues as a result of the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion).

The above net increase was partially offset by:

•	a $15 million net decrease in revenues due to an unfavorable foreign currency effect related to the weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar during the second quarter of Fiscal 2011; and

•	an $11 million net decrease in our Japanese businesses on a constant currency basis primarily due to reduced shipments across our menswear, womenswear and childrenswear product lines.

Retail net revenues — For purposes of the discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes both Ralph Lauren (including Rugby) and Club Monaco stores, as well as concession-based shop-within-shops and RalphLauren.com (including Rugby.com).

The net increase in Retail net revenues primarily reflects:

•	a $57 million aggregate net increase in non-comparable store sales primarily driven by:

➢	the inclusion of $32 million of sales from stores and concession-based shop-within-shops assumed in connection with the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion); and

➢	a $25 million increase primarily related to a number of new international full-price and factory store openings within the past twelve months, including our flagship store in Saint-Germain, Paris. There was a net increase in our average global store count of 126 stores, to a total of 664 stores, as compared to the second quarter of Fiscal 2010. Our store count as of October 2, 2010 included 363 freestanding stores and 301 concession-based shop-within-shops, including those stores and concession-based shop-within-shops assumed in the Asia-Pacific region, as discussed above.

•	a $30 million aggregate net increase in comparable physical store sales primarily driven by our global factory stores, including a net aggregate unfavorable foreign currency effect of $2 million primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar during the second quarter of Fiscal 2011. The increase in Retail net revenues was also due to a $9 million increase in RalphLauren.com sales. Comparable store sales under our new (recasted) basis of reporting are provided below:

Three Months Ended
October 2, 2010

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales(a)	1%
Full-price Club Monaco store sales	10%
Factory store sales	8%
RalphLauren.com sales	21%
Total increase in comparable store sales as reported	8%
Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales(b)	1%
Full-price Club Monaco store sales	10%
Factory store sales	10%
RalphLauren.com sales	21%
Total increase in comparable store sales excluding the effect of foreign currency	8%

(a)	Includes a decrease of 2% in comparable sales for concession-based shop-within-shops.

(b)	Includes a decrease of 9% in comparable sales for concession-based shop-within-shops.

Licensing revenue — The net decrease primarily reflects:

•	a $1 million decrease in international licensing royalties, primarily due to the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion); and

•	a $1 million decrease in home licensing revenues primarily due to lower paint-related royalties.

The above decreases were partially offset by:

•	a $1 million increase in domestic product licensing revenues primarily driven by an increase in footwear licensing revenues.

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

Gross profit increased by $103.1 million, or 13.1%, to $887.9 million in the second quarter of Fiscal 2011 from $784.8 million in the second quarter of Fiscal 2010. Gross profit as a percentage of net revenues increased by 90 basis points to 58.0% for the three months ended October 2, 2010 from 57.1% for the three months ended September 26, 2009. This increase was primarily due to higher levels of full-price sell-throughs and decreased promotional activity across most of our global Retail businesses, as well as growth from the retail businesses assumed in the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion), and was partially offset by lower global Wholesale gross margins.

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

We expect that current macroeconomic challenges, including inflationary pressures on raw materials and labor costs as well as labor shortages in certain regions where our products are manufactured, will negatively affect the cost of our products and related gross profit percentages beginning in the second half of Fiscal 2011 and continuing into Fiscal 2012 (see “Global Economic Developments” for further discussion).

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $47.2 million, or 9.0%, to $572.9 million in the second quarter of Fiscal 2011 from $525.7 million in the second quarter of Fiscal 2010. The increase included a net favorable foreign currency effect of approximately $3 million, primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar during the second quarter of Fiscal 2011. SG&A expenses as a percent of net revenues decreased to 37.4% for the three months ended October 2, 2010 from 38.3% for the three months ended September 26, 2009. The 90 basis point decrease was primarily due to an increase in net revenues, partially offset by an increase in operating expenses attributable to our new business initiatives and acquisitions. The $47.2 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $31 million related to our newly acquired Polo-branded apparel business in Asia-Pacific (see “Recent Developments” for further discussion);

•	higher selling salaries and compensation-related costs of approximately $10 million primarily relating to the global increase in Retail sales and worldwide store expansion, as well as higher stock-based compensation expense; and

•	increased brand-related marketing and advertising costs of approximately $5 million.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $1.0 million, or 19.2%, to $6.2 million in the second quarter of Fiscal 2011 from $5.2 million in the second quarter of Fiscal 2010. This increase was primarily due to the amortization of the intangible assets acquired in connection with the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion), as well as an unfavorable foreign currency effect due to the strengthening of the Yen compared to the U.S. Dollar during the second quarter of Fiscal 2011.

Impairments of Assets.  A non-cash impairment charge of $1.7 million was recognized in the second quarter of Fiscal 2010 to reduce the net carrying values of certain long-lived assets to their estimated fair values within our Retail segment. This impairment charge was attributable to lower-than-expected operating performances in certain stores. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion. There were no asset impairment charges recognized during the second quarter of Fiscal 2011.

Restructuring Charges.  Restructuring charges of $1.4 million recorded during the second quarter of Fiscal 2011 primarily related to employee termination costs associated with our domestic Wholesale operations and the closing of a warehouse facility, partially offset by reversals of reserves deemed no longer necessary primarily associated with previously closed Retail stores. Restructuring charges of $6.3 million recorded in the second quarter of Fiscal 2010 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan.

Operating Income.  Operating income increased by $61.5 million, or 25.0%, to $307.4 million in the second quarter of Fiscal 2011 from $245.9 million in the second quarter of Fiscal 2010. Operating income as a percentage of net revenues increased 220 basis points, to 20.1% for the three months ended October 2, 2010 from 17.9% for the three months ended September 26, 2009. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin and the decrease in SG&A expenses as a percentage of net revenues, as previously discussed.

Operating income for our three business segments under our new (recasted) basis of reporting is provided below:

	Three Months Ended
	October 2,	September 26,
	2010	2009	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$238.0	$218.0	$20.0	9.2%
Retail	105.4	66.2	39.2	59.2%
Licensing	27.4	23.5	3.9	16.6%

	370.8	307.7	63.1	20.5%
Less:
Unallocated corporate expenses	(62.4)	(55.5)	(6.9)	12.4%
Unallocated legal and restructuring (charges) reversals, net	(1.0)	(6.3)	5.3	(84.1)%

Total operating income	$307.4	$245.9	$61.5	25.0%

Wholesale operating income increased by $20.0 million, primarily as a result of higher gross profit from our domestic Wholesale businesses driven by increased revenues and a more favorable product mix.

Retail operating income increased by $39.2 million, primarily as a result of increased revenues and higher gross margins across most of our global Retail businesses driven by higher levels of full-price sell-throughs and decreased promotional activity. These increases were partially offset by higher occupancy costs and increased selling-related salaries and associated costs, including related incremental costs associated with our recent Asia-Pacific acquisition.

Licensing operating income increased by $3.9 million, primarily as a result of lower net costs associated with transition of our licensed business to wholly owned operations, partially offset by a slight decline in sales.

Unallocated corporate expenses increased by $6.9 million, primarily as a result of an increase in compensation-related expenses, including stock-based compensation expense, as well as an increase in information technology costs.

Unallocated legal and restructuring (charges) reversals, net of $1.0 million in the second quarter of Fiscal 2011 were comprised of net restructuring charges of $1.4 million and the reversal of a legal reserve of $0.4 million deemed no longer necessary. The net restructuring charges related to employee termination costs associated with our domestic Wholesale operations and the closing of a warehouse facility, partially offset by reversals of reserves deemed no longer necessary associated with previously closed Retail stores. The second quarter of Fiscal 2010 included unallocated restructuring charges of $6.3 million related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a gain of $2.2 million in the second quarter of Fiscal 2011, compared to a loss of $2.6 million in the second quarter of Fiscal 2010. Excluding a net decrease in foreign currency gains of $0.7 million relating to undesignated foreign currency hedge contracts, the increase in foreign currency gains was primarily due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense decreased by $1.2 million, or 21.4%, to $4.4 million in the second quarter of Fiscal 2011 from $5.6 million in the second quarter of Fiscal 2010. This decrease was primarily due to reduced interest rates as a result of the fixed-to-floating swap entered into in July 2010, as well as favorable foreign currency effects related to the weakening of the Euro during the second quarter of Fiscal 2011.

Interest and Other Income, net.  Interest and other income, net decreased by $4.8 million, or 75.0%, to $1.6 million in the second quarter of Fiscal 2011 from $6.4 million in the second quarter of Fiscal 2010. Interest and other income, net for the second quarter of Fiscal 2010 included a net gain of $4.1 million related to a partial extinguishment of our Euro-denominated 4.5% notes in July 2009. The decline in interest and other income, net was also driven by lower yields on our cash and cash equivalents and investments during the second quarter of Fiscal 2011.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $0.8 million and $1.8 million during the three months ended October 2, 2010 and September 26, 2009, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $36.0 million, or 55.6%, to $100.8 million in the second quarter of Fiscal 2011 from $64.8 million in the second quarter of Fiscal 2010. The increase in provision for income taxes was primarily due to the overall increase in pretax income and an increase in our reported effective tax rate of 620 basis points, to 32.9% for the second quarter of Fiscal 2011 from 26.7% for the second quarter of Fiscal 2010. The higher effective tax rate was primarily due to the absence of certain discrete tax reserve reductions principally associated with an audit settlement included in the second quarter of Fiscal 2010, as well as a greater proportion of earnings generated in higher-taxed jurisdictions during the second quarter of Fiscal 2011. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to PRLC.  Net income increased by $27.7 million, or 15.6%, to $205.2 million in the second quarter of Fiscal 2011 from $177.5 million in the second quarter of Fiscal 2010. The increase in net income primarily related to the $61.5 million increase in operating income, partially offset by the $36.0 million increase in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share Attributable to PRLC.  Net income per diluted share increased by $0.34, or 19.4%, to $2.09 per share in the second quarter of Fiscal 2011 from $1.75 per share in the second quarter of Fiscal 2010. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and the lower weighted-average diluted shares outstanding for the three months ended October 2, 2010.

Six Months Ended October 2, 2010 Compared to Six Months Ended September 26, 2009

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Six Months Ended
	October 2,	September 26,
	2010	2009	$ Change	% Change
	(millions, except per share data)

Net revenues	$2,685.4	$2,397.9	$287.5	12.0%
Cost of goods sold(a)	(1,085.3)	(1,011.9)	(73.4)	7.3%

Gross profit	1,600.1	1,386.0	214.1	15.4%
Gross profit as % of net revenues	59.6%	57.8%
Selling, general and administrative expenses(a)	(1,104.8)	(1,004.6)	(100.2)	10.0%
SG&A expenses as % of net revenues	41.1%	41.9%
Amortization of intangible assets	(12.2)	(10.4)	(1.8)	17.3%
Impairments of assets	—	(1.7)	1.7	(100.0)%
Restructuring charges	(1.5)	(6.7)	5.2	(77.6)%

Operating income	481.6	362.6	119.0	32.8%
Operating income as % of net revenues	17.9%	15.1%
Foreign currency gains (losses)	1.4	(1.7)	3.1	NM
Interest expense	(8.9)	(12.2)	3.3	(27.0)%
Interest and other income, net	3.4	9.2	(5.8)	(63.0)%
Equity in income (loss) of equity-method investees	(2.0)	(1.5)	(0.5)	33.3%

Income before provision for income taxes	475.5	356.4	119.1	33.4%
Provision for income taxes	(149.5)	(102.1)	(47.4)	46.4%

Effective tax rate(b)	31.4%	28.6%
Net income attributable to PRLC	$326.0	$254.3	$71.7	28.2%

Net income per common share attributable to PRLC:
Basic	$3.38	$2.56	$0.82	32.0%

Diluted	$3.30	$2.51	$0.79	31.5%

(a)	Includes total depreciation expense of $80.2 million and $79.0 million for the six-month periods ended October 2, 2010 and September 26, 2009, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.  Net revenues increased by $287.5 million, or 12.0%, to $2.685 billion in the first half of Fiscal 2011 from $2.398 billion in the first half of Fiscal 2010. The increase was primarily due to higher revenues from our global Retail and Wholesale businesses, partially offset by net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 12.9%. On a reported basis, Retail revenues increased by $177.8 million, primarily as a result of a net increase in our comparable global store sales (including RalphLauren.com) and continued store expansion. The increase in Retail revenues also reflected incremental sales from our newly acquired Polo-branded apparel business in Asia-Pacific. Wholesale revenues increased by $113.7 million, primarily as a result of higher net sales across most of our domestic and European core product lines. Licensing revenue decreased by $4.0 million, primarily due to a decline in international licensing royalties driven by the loss of licensing revenues from the Polo-branded apparel business in Asia-Pacific (now consolidated primarily as part of the Retail segment).

Net revenues for our three business segments under our new (recasted) basis of reporting are provided below:

	Six Months Ended
	October 2,	September 26,
	2010	2009	$ Change	% Change
		(millions)

Net Revenues:
Wholesale	$1,349.8	$1,236.1	$113.7	9.2%
Retail	1,251.3	1,073.5	177.8	16.6%
Licensing	84.3	88.3	(4.0)	(4.5)%

Total net revenues	$2,685.4	$2,397.9	$287.5	12.0%

Wholesale net revenues — The net increase primarily reflects:

•	a $96 million aggregate net increase in our domestic businesses primarily due to higher footwear sales driven by increased door penetration, as well as increased revenues from our menswear and womenswear product lines. These increases were partially offset by reduced revenues from our childrenswear product line and a planned reduction in our off-price channel denim business;

•	a $38 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear, womenswear and childrenswear product lines; and

•	the inclusion of $14 million of incremental revenues as a result of the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion).

The above net increase was partially offset by:

•	a $21 million net decrease in revenues due to an unfavorable foreign currency effect related to the weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar during the first half of Fiscal 2011; and

•	a $13 million net decrease in our Japanese businesses on a constant currency basis primarily due to reduced shipments across our menswear, womenswear and childrenswear product lines.

Retail net revenues — The net increase in Retail net revenues primarily reflects:

•	a $106 million aggregate net increase in non-comparable store sales primarily driven by:

➢	the inclusion of $60 million of sales from stores and concession-based shop-within-shops assumed in connection with the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion); and

➢	a $46 million increase primarily related to a number of new international full-price and factory store openings within the past twelve months, including our flagship store in Saint-Germain, Paris. There was a net increase in our average global store count of 118 stores, to a total of 664 stores, as compared to the first half of Fiscal 2010. Our store count as of October 2, 2010 included 363 freestanding stores and 301 concession-based shop-within-shops, including those stores and concession-based shop-within-shops assumed in the Asia-Pacific region, as discussed above.

•	a $56 million aggregate net increase in comparable physical store sales primarily driven by our global factory stores, including a net aggregate unfavorable foreign currency effect of $3 million primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar during the first half of Fiscal 2011. The increase in Retail net revenues was also due to a

$16 million increase in RalphLauren.com sales. Comparable store sales under our new (recasted) basis of reporting are provided below:

Six Months Ended
October 2,
2010

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales(a)	0%
Full-price Club Monaco store sales	17%
Factory store sales	8%
RalphLauren.com sales	18%
Total increase in comparable store sales as reported	8%
Increases/(decreases) in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales(b)	(1)%
Full-price Club Monaco store sales	17%
Factory store sales	9%
RalphLauren.com sales	18%
Total increase in comparable store sales excluding the effect of foreign currency	8%

(a)	Includes a decrease of 7% in comparable sales for concession-based shop-within-shops.

(b)	Includes a decrease of 13% in comparable sales for concession-based shop-within-shops.

Licensing revenue — The net decrease primarily reflects:

•	a $3 million decrease in international licensing royalties, primarily due to the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion); and

•	a $2 million decrease in home licensing royalties primarily driven by lower paint-related royalties.

The above decreases were partially offset by:

•	a $1 million increase in domestic product licensing revenues primarily driven by an increase in footwear licensing revenues.

Gross Profit.  Gross profit increased by $214.1 million, or 15.4%, to $1.600 billion in the first half of Fiscal 2011 from $1.386 billion in the first half of Fiscal 2010. Gross profit as a percentage of net revenues increased by 180 basis points to 59.6% for the six months ended October 2, 2010 from 57.8% for the six months ended September 26, 2009. This increase was primarily due to decreased promotional activity and improved inventory management across most of our global Retail and domestic Wholesale businesses, as well as growth from the retail businesses assumed in the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion).

Selling, General and Administrative Expenses.  SG&A expenses increased by $100.2 million, or 10.0%, to $1.105 billion in the first half of Fiscal 2011 from $1.005 billion in the first half of Fiscal 2010. This increase included a net favorable foreign currency effect of approximately $3 million, primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar in the first half of Fiscal 2011. SG&A expenses as a percent of net revenues decreased to 41.1% for the six months ended October 2, 2010 from 41.9% for the six months ended September 26, 2009. The 80 basis point decrease was primarily driven by an increase in our net revenues, partially offset by an increase in operating expenses attributable to our new business initiatives and acquisitions. The $100.2 million increase in SG&A expenses was primarily driven by:

•	The inclusion of additional SG&A costs of approximately $57 million related to our newly acquired Polo-branded apparel business in Asia-Pacific (see “Recent Developments” for further discussion);

•	higher selling salaries and compensation-related costs of approximately $25 million primarily relating to the global increase in Retail sales and worldwide store expansion, as well as higher stock-based compensation expense;

•	increased brand-related marketing and advertising costs of approximately $10 million; and

•	an approximate $5 million increase in rent and utility costs primarily to support the ongoing global growth of our businesses.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $1.8 million, or 17.3%, to $12.2 million in the first half of Fiscal 2011 from $10.4 million in the first half of Fiscal 2010. This increase was primarily due to the amortization of the intangible assets acquired in connection with the Asia-Pacific Licensed Operations Acquisition (see “Recent Developments” for further discussion), as well as an unfavorable foreign currency effect due to the strengthening of the Yen compared with the U.S. Dollar during the first half of Fiscal 2011.

Impairments of Assets.  A non-cash impairment charge of $1.7 million was recognized in the first half of Fiscal 2010 to reduce the net carrying values of certain long-lived assets to their estimated fair values within our Retail segment. This impairment charge was attributable to lower-than-expected operating performances in certain stores. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion. There were no asset impairment charges recognized during the first half of Fiscal 2011.

Restructuring Charges.  Restructuring charges of $1.5 million in the first half of Fiscal 2011 primarily related to employee termination costs associated with our domestic Wholesale operations and the closing of a warehouse facility, partially offset by reversals of reserves deemed no longer necessary primarily associated with previously closed Retail stores. Restructuring charges of $6.7 million recorded in the first half of Fiscal 2010 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. See Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion.

Operating Income.  Operating income increased by $119.0 million, or 32.8%, to $481.6 million in the first half of Fiscal 2011 from $362.6 million in the first half of Fiscal 2010. Operating income as a percentage of net revenues increased 280 basis points, to 17.9% for the six months ended October 2, 2010 from 15.1% for the six months ended September 26, 2009. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin and the decrease in SG&A expenses as a percentage of net revenues, as previously discussed.

Operating income for our three business segments under our new (recasted) basis of reporting is provided below:

	Six Months Ended
	October 2,	September 26,
	2010	2009	$ Change	% Change
		(millions)

Operating Income:
Wholesale	$345.6	$294.5	$51.1	17.4%
Retail	209.1	135.3	73.8	54.5%
Licensing	51.1	49.2	1.9	3.9%

	605.8	479.0	126.8	26.5%
Less:
Unallocated corporate expenses	(124.6)	(109.7)	(14.9)	13.6%
Unallocated legal and restructuring (charges) reversals, net	0.4	(6.7)	7.1	NM

Total operating income	$481.6	$362.6	$119.0	32.8%

NM Not meaningful.

Wholesale operating income increased by $51.1 million, primarily as a result of increased revenues, as well as higher gross profit largely driven by decreased promotional activity and a more favorable product mix across most of our domestic Wholesale businesses.

Retail operating income increased by $73.8 million, primarily as a result of increased revenues, as well as higher gross margins across most of our global Retail businesses driven by decreased promotional activity and lower reductions in the carrying costs of our retail inventory. These increases were partially offset by higher occupancy costs and increased selling-related salaries and associated costs, including related incremental costs associated with our recent Asia-Pacific acquisition.

Licensing operating income increased by $1.9 million, primarily as a result of lower net costs associated with the transition of our licensed businesses to wholly owned operations. This increase was partially offset by lower revenues principally driven by a decline in international licensing royalties.

Unallocated corporate expenses increased by $14.9 million, primarily as a result of an increase in compensation-related expenses, including stock-based compensation expense, as well as an increase in information technology costs.

Unallocated legal and restructuring (charges) reversals, net of $0.4 million in the first half of Fiscal 2011 were comprised of reversals of legal reserves of $1.9 million deemed no longer necessary (see Note 16 to the accompanying unaudited interim financial statements for further discussion), partially offset by net restructuring charges of $1.5 million. The net restructuring charges related to employee termination costs associated with our domestic Wholesale operations and the closing of a warehouse facility, partially offset by reversals of reserves deemed no longer necessary associated with previously closed Retail stores. The first half of Fiscal 2010 included unallocated restructuring charges of $6.7 million related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a gain of $1.4 million in the first half of Fiscal 2011, compared to a loss of $1.7 million in the first half of Fiscal 2010. The increase in foreign currency gains was primarily due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense decreased by $3.3 million, or 27.0%, to $8.9 million in the first half of Fiscal 2011 from $12.2 million in the first half of Fiscal 2010. This decrease was primarily due to a lower principal amount of our outstanding Euro-denominated 4.5% notes as a result of a partial debt extinguishment in July 2009, as well as a favorable foreign currency effect due to the weakening of the Euro during the first half of Fiscal 2011, as compared to the first half of Fiscal 2010.

Interest and Other Income, net.  Interest and other income, net decreased by $5.8 million, or 63.0%, to $3.4 million in the first half of Fiscal 2011 from $9.2 million in the first half of Fiscal 2010, primarily due to a gain of $4.1 million included in the prior year comparable period related to a partial extinguishment of our Euro-denominated 4.5% notes. The decline in interest and other income, net was also driven by lower yields on our cash and cash equivalents and investments during the first half of Fiscal 2011.

Equity in Income (Loss) of Equity-Method Investees.  The equity in losses of equity-method investees of $2.0 million and $1.5 million during the six months ended October 2, 2010 and September 26, 2009, respectively, related to our share of losses from our joint venture, the RL Watch Company, which is accounted for under the equity method of accounting.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $47.4 million, or 46.4%, to $149.5 million for the first half of Fiscal 2011 from $102.1 million in the first half of Fiscal 2010. The increase in provision for income taxes was principally due to an overall increase in pretax income for the first half of Fiscal 2011 and an increase in our reported effective tax rate of 280 basis points, to 31.4% for the first half of Fiscal 2011 from 28.6% for the first half of Fiscal 2010. The higher effective tax rate was primarily due to the absence of certain discrete tax reserve reductions included in the first half of Fiscal 2010 and a greater proportion of earnings generated in higher-taxed jurisdictions during the first half of Fiscal 2011, offset in part by a reduction in tax reserves associated with the conclusion of a tax examination in the first half of Fiscal 2011.

Net Income Attributable to PRLC.  Net income increased by $71.7 million, or 28.2%, to $326.0 million in the first half of Fiscal 2011 from $254.3 million in the first half of Fiscal 2010. The increase in net income primarily related to the $119.0 million increase in operating income, partially offset by the $47.4 million increase in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share Attributable to PRLC.  Net income per diluted share increased by $0.79, or 31.5%, to $3.30 per share in the first half of Fiscal 2011 from $2.51 per share in the first half of Fiscal 2010. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and the lower weighted-average diluted shares outstanding during the six months ended October 2, 2010.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	October 2,	April 3,
	2010	2010	$ Change
	(millions)

Cash and cash equivalents	$435.9	$563.1	$(127.2)
Short-term investments	500.4	584.1	(83.7)
Non-current investments	61.1	75.5	(14.4)
Long-term debt	(285.2)	(282.1)	(3.1)

Net cash and investments(a)	$712.2	$940.6	$(228.4)

Equity	$3,172.5	$3,116.6	$55.9

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The decrease in our net cash and investments position as of October 2, 2010 as compared to April 3, 2010 was primarily due to our use of cash to support our treasury stock repurchases and capital expenditures, partially offset by our operating cash flows. During the first half of Fiscal 2011, we used $347.7 million to repurchase 4.2 million shares of Class A common stock, including shares surrendered for tax withholdings, and spent $93.8 million for capital expenditures.

The increase in equity was primarily attributable to our net income and other comprehensive income during the first half of Fiscal 2011, largely offset by an increase in treasury stock as a result of our common stock repurchase program.

Cash Flows

	Six Months Ended
	October 2,	September 26,
	2010	2009	$ Change
	(millions)

Net cash provided by operating activities	$224.0	$320.5	$(96.5)
Net cash used in investing activities	(18.4)	(195.0)	176.6
Net cash used in financing activities	(342.6)	(189.6)	(153.0)
Effect of exchange rate changes on cash and cash equivalents	9.8	6.4	3.4

Net decrease in cash and cash equivalents	$(127.2)	$(57.7)	$(69.5)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased to $224.0 million during the six months ended October 2, 2010, compared to $320.5 million during the six months ended September 26, 2009. This net decrease in operating cash flow was primarily driven by:

•	a decrease related to inventories primarily attributable to the timing of inventory receipts, as well as a year-over-year increase in inventory levels to support our new business initiatives, store openings and recent acquisitions;

•	a decrease related to accounts receivable primarily due to lower cash collections as compared to the first half of Fiscal 2010 driven in part by our lower beginning accounts receivable balance; and

•	an increase in cash tax payments as compared to the first half of Fiscal 2010.

The above decreases in operating cash flow were partially offset by:

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses; and

•	an increase related to accounts payable and accrued liabilities primarily due to the timing of payments.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $18.4 million during the six months ended October 2, 2010, as compared to $195.0 million during the six months ended September 26, 2009. The net decrease in cash used in investing activities was primarily driven by:

•	an increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During the first half of Fiscal 2011, we received $667.7 million of proceeds from sales and maturities of investments and used $567.7 million to purchase investments. On a comparative basis, during the first half of Fiscal 2010, we received $452.5 million of proceeds from sales and maturities of investments and used $591.6 million to purchase investments.

The above net decrease was partially offset by:

•	an increase in cash used in connection with capital expenditures. During the first half of Fiscal 2011, we spent $93.8 million for capital expenditures, as compared to $53.0 million during the first half of Fiscal 2010; and

•	an increase in net cash used to fund our acquisitions and ventures to $21.4 million in the first half of Fiscal 2011 as compared to $1.7 million in the first half of Fiscal 2010. In the first half of Fiscal 2011, we used $17.0 million to fund the acquisition of certain finite-lived intellectual property rights.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $342.6 million during the six months ended October 2, 2010, as compared to $189.6 million during the six months ended September 26, 2009. The increase in net cash used in financing activities was primarily driven by:

•	an increase in cash used in connection with repurchases of our Class A common stock. During the first half of Fiscal 2011, 4.0 million shares of Class A common stock at a cost of $331.0 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $16.7 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”). On a comparative basis, during the first half of Fiscal 2010, 0.9 million shares of Class A common stock were repurchased at a cost of $60.0 million pursuant to the common stock repurchase program and 0.3 million shares of Class A common stock at a cost of $14.5 million were surrendered or withheld for tax withholdings; and

•	an increase in cash used to pay dividends. During the first half of Fiscal 2011, we used $19.4 million to pay dividends as compared to $9.9 million during the first half of Fiscal 2010, due to an increase in the quarterly cash dividend on our common stock from $0.05 per share to $0.10 per share in November 2009.

The above net increase in cash used was partially offset by:

•	a decrease in cash used in connection with our repayment of debt in July 2009. During the first half of Fiscal 2010, we completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of our 4.5% notes due October 4, 2013. There were no debt repurchases during the first half of Fiscal 2011.

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

As discussed in the “Debt and Covenant Compliance” section below, the Company had no revolving credit borrowings outstanding under its credit facility as of October 2, 2010. As discussed further below, the Company may elect to draw on its credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. The Company believes its credit facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of October 2, 2010, there were 13 financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 20%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Facility (as defined below) in the event of the Company’s election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On May 18, 2010, our Board of Directors approved an expansion of our existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock. On August 5, 2010, our Board of Directors approved a further expansion of the existing common stock repurchase program, which allows the Company to repurchase up to an additional $250 million in Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the six months ended October 2, 2010, 4.0 million shares of Class A common stock were repurchased by the Company at a cost of $331.0 million under its repurchase program, including a repurchase of 1.0 million shares of Class A common stock at a cost of $81.0 million in connection with a secondary stock offering (as discussed in Note 14 to the accompanying unaudited interim consolidated financial statements). The remaining availability under the Company’s common stock repurchase program was approximately $469.0 million as of October 2, 2010.

In addition, during the six months ended October 2, 2010, 0.2 million shares of Class A common stock at a cost of $16.7 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Incentive Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. The second quarter Fiscal 2011 dividend of $0.10 per share was declared on September 20, 2010, payable to shareholders of record at the close of business on October 1, 2010, and paid on October 15, 2010. Dividends paid amounted to $19.4 million during the six months ended October 2, 2010 and $9.9 million during the six months ended September 26, 2009.

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

Debt and Covenant Compliance

Euro Debt

As of October 2, 2010, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of October 2, 2010, the carrying value of the Euro Debt was $285.2 million, compared to $282.1 million as of April 3, 2010.

In July 2009, we completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of our then outstanding €300 million principal amount of 4.5% notes due October 4, 2013 at a discounted purchase price of approximately 95%. A net pretax gain of $4.1 million related to this extinguishment of debt was recorded during the second quarter of Fiscal 2010 and classified as a component of interest and other income, net in our consolidated statements of operations. We used our cash on hand to fund the debt extinguishment.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of October 2, 2010, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $14.5 million of outstanding letters of credit (primarily relating to inventory purchase commitments). The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of October 2, 2010, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 14 of the Fiscal 2010 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

MARKET RISK MANAGEMENT

As discussed in Note 16 to the Company’s audited consolidated financial statements included in its Fiscal 2010 10-K and Note 13 to the accompanying unaudited interim consolidated financial statements, the Company is exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and possible declines in the fair value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business the Company employs established policies and procedures, including the use of derivative financial instruments, to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, the Company does not believe it is exposed to any undue concentration of counterparty risk with respect to its derivative contracts as of October 2, 2010.

Foreign Currency Risk Management

The Company manages its exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 13 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of the Company’s foreign currency exchange contracts outstanding as of October 2, 2010.

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

Interest Rate Risk Management

During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap designated as a fair value hedge to mitigate its exposure to changes in the fair value of the Company’s Euro Debt due to changes in the benchmark interest rate. The interest rate swap, which matures on October 4, 2013, has an aggregate notional value of €209.2 million and swaps the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate equal to the 3-month Euro Interbank Offered Rate plus 299 basis points. The Company’s interest rate swap meets the requirements for shortcut method accounting. Accordingly, changes in the fair value of the interest rate swap are exactly offset by changes in the fair value of the Euro Debt. No ineffectiveness has been recorded during the three-month and six-month periods ended October 2, 2010.

As of October 2, 2010, other than the aforementioned fixed-to-floating interest rate swap contract related to the Company’s Euro Debt, there have been no significant changes in the Company’s interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of October 2, 2010, the Company had cash and cash equivalents on-hand of $435.9 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. The Company’s other significant investments included $500.4 million of short-term investments, primarily in treasury bills, municipal bonds and time deposits with original maturities greater than 90 days; $80.6 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $58.4 million of investments with maturities greater than one year; $2.3 million of auction rate securities issued through a municipality and $0.4 million of other securities.

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

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in the Company’s Fiscal 2010 10-K. The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to the Company’s financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. The Company’s estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of the Company’s critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in the Company’s Fiscal 2010 10-K. The following discussion only is intended to update the Company’s critical accounting policies for any significant changes in policy implemented during the six months ended October 2, 2010.

There have been no significant changes in the application of the Company’s critical accounting policies since April 3, 2010.

Goodwill Impairment Assessment

The Company performed its annual impairment assessment of goodwill as of the beginning of the second quarter of Fiscal 2011. Based on the results of the impairment assessment as of July 4, 2010, the Company confirmed that the fair value of its reporting units exceeded their respective carrying values and there were no reporting units at risk of impairment.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of October 2, 2010. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 2, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. Subsequently, the parties agreed to settle these claims by agreeing that the Company would issue $20 merchandise discount coupons with six month expiration dates to eligible parties and would pay the plaintiffs’ attorneys’ fees. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. The terms of the settlement were later approved by the Court. Accordingly, the coupons were issued in February 2010 and expired on August 16, 2010. Based on the coupon redemption experience, the Company reversed $1.7 million of its original $5.0 million reserve into income during Fiscal 2010, and the remaining $1.9 million of reserves was reversed into income during the first half of Fiscal 2011.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), Polo’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Ralph Lauren, its Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted the Company’s motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, the Company moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted Polo’s summary judgment motion to dismiss most of the claims against the Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower court’s ruling. Discovery on those claims that were not dismissed is ongoing and a trial date has not yet been set. The Company intends to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s liquidity or financial position.

California Labor Litigation

On May 30, 2006, four former employees of the Company’s Ralph Lauren stores in Palo Alto and San Francisco, California filed a lawsuit in the San Francisco Superior Court alleging violations of California wage and hour laws. The plaintiffs purported to represent a class of employees who allegedly had been injured by not properly being paid commission earnings, not being paid overtime, not receiving rest breaks, being forced to work off of the clock while waiting to enter or leave stores and being falsely imprisoned while waiting to leave stores. The complaint sought an unspecified amount of compensatory damages, damages for emotional distress, disgorgement of profits, punitive damages, attorneys’ fees and injunctive and declaratory relief. Subsequent to answering the complaint, the Company had the action moved to the United States District Court for the Northern District of California. On July 8, 2008, the United States District Court for the Northern District of California granted plaintiffs’ motion for class certification and subsequently denied the Company’s motion to decertify the class. On November 5, 2008, the District Court stayed litigation of the rest break claims pending the resolution of a separate California Supreme Court case on the standards of class treatment for rest break claims. On January 25, 2010, the District Court granted plaintiffs’ motion to sever the rest break claims from the rest of the case and denied the Company’s motion to decertify the waiting time claims. The District Court also ordered that a trial be held on the waiting time and overtime claims, which commenced on March 8, 2010. During trial, the parties reached an agreement to settle all of the claims in the litigation, including the rest break claims, for $4 million. The District Court granted preliminary approval of the settlement on May 21, 2010. Class members had 60 days from the date of preliminary approval to submit claims or object to the settlement. Only a single objection to the settlement was received from one former employee. The Court dismissed the objection and granted final approval of the settlement on August 27, 2010. In connection with this settlement, the Company recorded a $4 million reserve against its expected loss exposure during the fourth quarter of Fiscal 2010.

Other Matters

The Company is otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, and employee relations. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on its financial condition or results of operations. However, the Company’s assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended October 2, 2010:

			Total Number of
		Average	Shares Purchased	Approximate Dollar Value
	Total Number of	Price	as Part of Publicly	of Shares That May Yet be
	Shares	Paid per	Announced Plans	Purchased Under the Plans
	Purchased(1)	Share	or Programs	or Programs
				(millions)

July 4, 2010 to July 31, 2010	10,200 (2)	$75.19	—	$319
August 1, 2010 to August 28, 2010	1,212,141	82.46	1,212,141	469
August 29, 2010 to October 2, 2010	—	—	—	469

	1,222,341		1,212,141

(1)	Except as noted below, these purchases were made on the open market under the Company’s Class A common stock repurchase program. On May 18, 2010, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock. On August 5, 2010, the Company’s Board of Directors approved a further expansion of the existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date.

(2)	Represents shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award under the Company’s 1997 Long-Term Stock Incentive Plan.

Item 4.	Removed and Reserved.

Item 6.	Exhibits.

10.1	Amendment No. 2, dated November 9, 2010, to the Amended and Restated Employment Agreement, between Polo Ralph Lauren Corporation and Ralph Lauren, in reference to the Form 8-K which was previously filed on July 21, 2010.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at October 2, 2010 and April 3, 2010, (ii) the Consolidated Statements of Operations for the three-month and six-month periods ended October 2, 2010 and September 26, 2009, (iii) the Consolidated Statements of Cash Flows for the six months ended October 2, 2010 and September 26, 2009 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 10, 2010