Form 10-Q
period 2011-01-01
POLO RALPH LAUREN CORP
filed 2011-02-09
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
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

At February 4, 2011, 65,355,438 shares of the registrant’s Class A common stock, $.01 par value, and 30,831,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 1,	April 3,
	2011	2010
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$643.4	$563.1
Short-term investments	599.4	584.1
Accounts receivable, net of allowances of $223.4 million and $206.1 million	338.1	381.9
Inventories	697.7	504.0
Deferred tax assets	82.3	103.0
Prepaid expenses and other	152.2	139.7

Total current assets	2,513.1	2,275.8
Non-current investments	65.5	75.5
Property and equipment, net	756.4	697.2
Deferred tax assets	137.5	101.9
Goodwill	996.7	986.6
Intangible assets, net	392.0	363.2
Other assets	147.4	148.7

Total assets	$5,008.6	$4,648.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$176.5	$149.8
Income tax payable	39.9	37.8
Accrued expenses and other	576.1	559.7

Total current liabilities	792.5	747.3
Long-term debt	275.1	282.1
Non-current liability for unrecognized tax benefits	144.7	126.0
Other non-current liabilities	383.3	376.9

Commitments and contingencies (Note 17)
Total liabilities	1,595.6	1,532.3

Equity:
Class A common stock, par value $.01 per share; 89.2 million and 75.7 million shares issued; 65.4 million and 56.1 million shares outstanding	0.9	0.8
Class B common stock, par value $.01 per share; 30.8 million and 42.1 million shares issued and outstanding	0.3	0.4
Additional paid-in-capital	1,394.2	1,243.8
Retained earnings	3,381.0	2,915.3
Treasury stock, Class A, at cost (23.8 million and 19.6 million shares)	(1,545.4)	(1,197.7)
Accumulated other comprehensive income	182.0	154.0

Total equity	3,413.0	3,116.6

Total liabilities and equity	$5,008.6	$4,648.9

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
	(millions, except per share data)
	(unaudited)

Net sales	$1,497.9	$1,195.6	$4,099.0	$3,505.2
Licensing revenue	50.1	48.3	134.4	136.6

Net revenues	1,548.0	1,243.9	4,233.4	3,641.8
Cost of goods sold(a)	(640.1)	(520.2)	(1,725.4)	(1,532.1)

Gross profit	907.9	723.7	2,508.0	2,109.7

Other costs and expenses:
Selling, general and administrative expenses(a)	(655.4)	(540.4)	(1,760.2)	(1,545.0)
Amortization of intangible assets	(6.3)	(5.3)	(18.5)	(15.7)
Impairments of assets	—	(4.9)	—	(6.6)
Restructuring reversals (charges)	0.1	(0.6)	(1.4)	(7.3)

Total other costs and expenses	(661.6)	(551.2)	(1,780.1)	(1,574.6)

Operating income	246.3	172.5	727.9	535.1
Foreign currency losses	(2.6)	(1.2)	(1.2)	(2.9)
Interest expense	(4.3)	(4.6)	(13.2)	(16.8)
Interest and other income, net	1.8	1.2	5.2	10.4
Equity in losses of equity-method investees	(2.8)	(2.4)	(4.8)	(3.9)

Income before provision for income taxes	238.4	165.5	713.9	521.9
Provision for income taxes	(70.0)	(54.4)	(219.5)	(156.5)

Net income attributable to PRLC	$168.4	$111.1	$494.4	$365.4

Net income per common share attributable to PRLC:
Basic	$1.76	$1.12	$5.15	$3.69

Diluted	$1.72	$1.10	$5.01	$3.60

Weighted average common shares outstanding:
Basic	95.5	98.8	96.0	99.1

Diluted	98.1	101.4	98.7	101.5

Dividends declared per share	$0.10	$0.10	$0.30	$0.20

(a) Includes total depreciation expense of:	$(44.1)	$(38.8)	$(124.3)	$(117.8)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 1,	December 26,
	2011	2009
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income attributable to PRLC	$494.4	$365.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	142.8	133.5
Deferred income tax benefit	(33.2)	(17.7)
Equity in losses of equity-method investees, net of dividends received	4.8	3.9
Non-cash stock-based compensation expense	48.9	39.7
Non-cash impairments of assets	—	6.6
Non-cash provision for bad debt expense	0.7	2.1
Non-cash foreign currency (gains) losses	(2.2)	3.8
Non-cash restructuring (reversals) charges, net	(2.1)	2.6
Non-cash litigation-related reversals	(1.9)	—
Gain on extinguishment of debt	—	(4.1)
Changes in operating assets and liabilities:
Accounts receivable	47.0	218.9
Inventories	(179.4)	(5.1)
Accounts payable and accrued liabilities	31.9	40.7
Deferred income liabilities	(18.1)	(18.2)
Other balance sheet changes	60.7	32.2

Net cash provided by operating activities	594.3	804.3

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(67.8)	(3.7)
Purchases of investments	(1,019.5)	(846.5)
Proceeds from sales and maturities of investments	1,002.1	889.3
Capital expenditures	(171.5)	(104.3)
Change in restricted cash deposits	15.9	0.5

Net cash used in investing activities	(240.8)	(64.7)

Cash flows from financing activities:
Repayment of debt	—	(121.0)
Payments of capital lease obligations	(6.6)	(4.7)
Payments of dividends	(28.9)	(14.9)
Repurchases of common stock, including shares surrendered for tax withholdings	(347.7)	(153.4)
Proceeds from exercise of stock options	67.7	33.3
Excess tax benefits from stock-based compensation arrangements	34.2	15.3
Other financing activities	(0.5)	1.3

Net cash used in financing activities	(281.8)	(244.1)

Effect of exchange rate changes on cash and cash equivalents	8.6	(2.9)

Net increase in cash and cash equivalents	80.3	492.6
Cash and cash equivalents at beginning of period	563.1	481.2

Cash and cash equivalents at end of period	$643.4	$973.8

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

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the U.S., Canada, Europe and Asia. The Company also sells directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, through concessions-based shop-within-shops located primarily in Asia, through its domestic retail e-commerce sites located at www.RalphLauren.com and www.Rugby.com and its recently launched United Kingdom retail e-commerce site located at www.RalphLauren.co.uk. In addition, the Company often licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2011 will end on April 2, 2011 and will be a 52-week period (“Fiscal 2011”). Fiscal year 2010 ended on April 3, 2010 and reflected a 53-week period (“Fiscal 2010”). Accordingly, the third quarter of Fiscal 2011 ended on January 1, 2011 and was a 13-week period. The third quarter of Fiscal 2010 ended on December 26, 2009 and was also a 13-week period.

In April 2009, the Company performed an internal legal entity reorganization of certain of its wholly owned Japan subsidiaries. As a result of the reorganization, the Company’s former Polo Ralph Lauren Japan Corporation and Impact 21 Co., Ltd. subsidiaries were merged into a new wholly owned subsidiary named Polo Ralph Lauren Kabushiki Kaisha (“PRL KK”). The financial position and operating results of the Company’s consolidated PRL KK entity are reported on a one-month lag. Accordingly, the Company’s operating results for the three-month and nine-month periods ended January 1, 2011 and December 26, 2009 include the operating results of PRL KK for the three-month and nine-month periods ended December 4, 2010 and November 30, 2009, respectively. The net effect of this reporting lag is not material to the Company’s unaudited interim consolidated financial statements.

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

Reclassifications

On December 31, 2009, the Company acquired certain net assets from Dickson Concepts International Limited (“Dickson”), its former licensee of Polo-branded apparel in Asia-Pacific (excluding Japan and South Korea), and assumed direct control of its business in that region (the “Asia-Pacific Licensed Operations Acquisition”). Dickson formerly conducted the Company’s business in Asia-Pacific (excluding Japan and South Korea) through a combination of freestanding owned stores, freestanding licensed stores and shop-within-shops at department stores or malls. The terms of trade for shop-within-shops were largely conducted on a concessions basis, whereby inventory continued to be owned by the Company (not the department store) until ultimate sale to the end consumer and the salespeople involved in the sales transaction were employees of the Company. As management believes that this concessions-based sales model possesses more attributes of a retail model than a wholesale model, it was determined that all concessions-based sales arrangements (including those conducted in Japan) should be classified within the Company’s Retail segment, in contrast to the historical classification within its Wholesale segment. Accordingly, effective with the closing of the Asia-Pacific Licensed Operations Acquisition at the beginning of the fourth quarter of Fiscal 2010, the Company modified its segment presentation to reclassify concessions-based sales arrangements to its Retail segment from its Wholesale segment. There have been no changes in total revenue, total operating income or total assets as a result of this change. Segment information for the three-month and nine-month periods ended December 26, 2009 has been recast to conform to the current periods’ presentation. See Note 5 for further discussion of the Company’s acquisitions and Note 18 for further discussion of the Company’s segment information.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain other reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation.

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales generated in its second and fourth quarters and higher retail sales generated in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended January 1, 2011 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2011.

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable and collectibility is reasonably assured.

Revenue within the Company’s Wholesale segment is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdown allowances, operational chargebacks and certain cooperative advertising allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown reserves are based on historical trends, seasonal results, an evaluation of current economic and market conditions, retailer performance and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

Retail store and concessions-based shop-within-shop revenue is recognized net of estimated returns at the time of sale to consumers. E-commerce revenue from sales of products ordered through the Company’s retail Internet sites is recognized upon delivery and receipt of the shipment by its customers. Such revenue is also reduced by an estimate of returns.

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

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations. Shipping costs were $7.8 million and $21.8 million during the three-month and nine-month periods ended January 1, 2011, respectively, and $7.0 million and $20.0 million during the three-month and nine-month periods ended December 26, 2009, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing and order charges (“handling costs”) are also included in SG&A expenses. Handling costs were $28.6 million and $78.4 million during the three-month and nine-month periods ended January 1, 2011, respectively, and $22.8 million and

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$67.9 million during the three-month and nine-month periods ended December 26, 2009, respectively. Shipping and handling costs billed to customers are included in revenue.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
	(millions)

Basic	95.5	98.8	96.0	99.1
Dilutive effect of stock options, restricted stock and restricted stock units	2.6	2.6	2.7	2.4

Diluted shares	98.1	101.4	98.7	101.5

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Such performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of January 1, 2011 and December 26, 2009, there was an aggregate of approximately 0.4 million and 1.2 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

Estimated end-of-season markdown charges are included as reductions of revenue. The related markdown provisions are based on retail sales performance, seasonal negotiations with customers, historical deduction trends, an evaluation of current economic and market conditions and, in certain cases, contractual terms.

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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
	(millions)

Beginning reserve balance	$202.1	$174.9	$186.0	$170.4
Amount charged against revenue to increase reserve	128.6	118.8	357.2	330.3
Amount credited against customer accounts to decrease reserve	(123.9)	(115.7)	(337.2)	(328.3)
Foreign currency translation	(2.3)	(2.1)	(1.5)	3.5

Ending reserve balance	$204.5	$175.9	$204.5	$175.9

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions.

A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
	(millions)

Beginning reserve balance	$20.1	$20.3	$20.1	$20.5
Amount recorded to expense to (decrease) increase reserve(a)	(0.6)	0.6	0.7	2.1
Amount written off against customer accounts to decrease reserve	(0.3)	(0.6)	(1.6)	(3.2)
Foreign currency translation	(0.3)	(0.3)	(0.3)	0.6

Ending reserve balance	$18.9	$20.0	$18.9	$20.0

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Canada, Europe and Asia, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has five key department-store customers that generate significant sales volume. For Fiscal 2010, these customers in the aggregate contributed approximately 45% of all wholesale revenues. Further, as of January 1, 2011, the Company’s five key department-store customers represented approximately 30% of gross accounts receivable.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Recently Issued Accounting Standards

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued revised guidance for accounting for a variable interest entity (“VIE”), which has been codified within Accounting Standards Codification (“ASC”) topic 810, “Consolidation” (“ASC 810”). The revised guidance within ASC 810 changes the approach to determining the primary beneficiary of a VIE, replacing the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the VIE. ASC 810 also now requires ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, as well as additional disclosures about an enterprise’s involvement in VIEs. The Company adopted the revised guidance for VIEs within ASC 810 as of the beginning of Fiscal 2011 (April 4, 2010). The adoption did not have an impact on the Company’s consolidated financial statements.

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC topic 840, “Leases.” Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. The comment period for the Exposure Draft ended on December 15, 2010 and a final standard is expected to be issued in 2011. When and if effective, this proposed standard will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on its consolidated financial statements at this time.

5.	Acquisitions

Fiscal 2011 Transactions

South Korea Licensed Operations Acquisition

On January 1, 2011, in connection with the transition of the Polo-branded apparel and accessories business in South Korea from a licensed to a wholly owned operation, the Company acquired certain net assets (including inventory) and employees from Doosan Corporation (“Doosan”) in exchange for an initial payment of approximately $25 million plus an additional aggregate payment of approximately $22 million (the “South Korea Licensed Operations Acquisition”). Doosan was the Company’s licensee for Polo-branded apparel and accessories in South Korea. The Company funded the South Korea Licensed Operations Acquisition with available cash on-hand. In conjunction with the South Korea Licensed Operations Acquisition, the Company also entered into a transition services agreement with Doosan for the provision of certain financial and information systems services for a period of up to twelve months commencing on January 1, 2011.

The Company accounted for the South Korea Licensed Operations Acquisition as a business combination during the third quarter of Fiscal 2011. The acquisition cost of $47 million (excluding transaction costs) has been allocated on a preliminary basis to the net assets acquired based on their respective fair values as follows: inventory of $8 million; property and equipment of $10 million; customer relationship intangible asset of $26 million; and other net assets of $3 million. Transaction costs of $3 million were expensed as incurred and classified within SG&A expenses in the consolidated statement of operations. The Company is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed for the allocation of the purchase price. As a result, the estimated purchase price allocation is subject to change.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The customer relationship intangible asset was preliminarily valued using the excess earnings method. This approach discounts the estimated after tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base (the “Excess Earnings Method”). The customer relationship intangible asset is expected to be amortized over an estimated useful life of ten years.

The financial position of the Polo-branded apparel and accessories business in South Korea has been reflected in the Company’s consolidated balance sheet as of January 1, 2011. The results of operations for the acquired business are expected to be reported on a one-month lag beginning in the fourth quarter of Fiscal 2011. The net effect of this reporting lag is not expected to be material to the Company’s consolidated financial statements.

Fiscal 2010 Transactions

Asia-Pacific Licensed Operations Acquisition

On December 31, 2009, in connection with the transition of the Polo-branded apparel business in Asia-Pacific (excluding Japan and South Korea) from a licensed to a wholly owned operation, the Company acquired certain net assets from Dickson in exchange for an initial payment of approximately $20 million and other consideration of approximately $17 million. Dickson was the Company’s licensee for Polo-branded apparel in the Asia-Pacific region (excluding Japan and South Korea), which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. The Company funded the Asia-Pacific Licensed Operations Acquisition with available cash on-hand.

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

The customer relationship intangible asset was valued using the Excess Earnings Method and is being amortized over its estimated useful life of ten years.

The results of operations for the Polo-branded apparel business in Asia-Pacific have been consolidated in the Company’s results of operations commencing on January 1, 2010.

6.	Inventories

Inventories consist of the following:

	January 1,	April 3,	December 26,
	2011	2010	2009
	(millions)

Raw materials	$5.7	$5.9	$4.6
Work-in-process	1.4	1.3	1.4
Finished goods	690.6	496.8	539.1

Total inventories	$697.7	$504.0	$545.1

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

Property and equipment, net, consist of the following:

	January 1,	April 3,
	2011	2010
	(millions)

Land and improvements	$9.9	$9.9
Buildings and improvements	117.2	113.8
Furniture and fixtures	547.6	515.0
Machinery and equipment	360.4	339.3
Leasehold improvements	808.7	700.0
Construction in progress	65.9	102.5

	1,909.7	1,780.5
Less: accumulated depreciation	(1,153.3)	(1,083.3)

Property and equipment, net	$756.4	$697.2

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 1,	April 3,
	2011	2010
	(millions)

Accrued operating expenses	$243.7	$237.6
Accrued payroll and benefits	156.1	187.1
Accrued inventory	88.7	43.8
Deferred income	50.2	50.5
Other	37.4	40.7

Total accrued expenses and other current liabilities	$576.1	$559.7

9.	Impairments of Assets

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be fully recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that the estimated future undiscounted net cash flows attributable to the asset are less than its carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.

During the nine months ended December 26, 2009, the Company recorded non-cash impairment charges of $6.6 million to reduce the net carrying value of certain long-lived assets primarily in its Retail segment to their estimated fair value, which was determined based on discounted expected cash flows. This impairment charge was primarily related to the underperformance of certain retail stores, largely related to the Company’s Club Monaco retail business.

There were no asset impairment charges recorded during the nine months ended January 1, 2011.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Restructuring

The Company has recorded restructuring liabilities in recent years relating to various cost-savings initiatives, as well as certain of its acquisitions. Liabilities for restructuring costs are measured at fair value when incurred. A description of the nature of significant restructuring activities and related costs is presented below.

The Company recognized net restructuring charges of $1.4 million during the nine months ended January 1, 2011, which were primarily related to employee termination costs associated with its domestic wholesale operations and the closing of a warehouse facility, partially offset by reversals of reserves deemed no longer necessary primarily associated with previously closed retail stores. During the nine months ended December 26, 2009, the Company recognized $7.3 million of restructuring charges, primarily related to employee termination costs and the write down of an asset associated with exiting a retail store in Japan.

11.	Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and nine-month periods ended January 1, 2011 and December 26, 2009 is presented below:

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
	(millions)

Unrecognized tax benefits beginning balance	$118.7	$101.2	$96.2	$113.7
Additions related to current period tax positions	0.4	2.8	2.5	6.3
Additions related to prior period tax positions	2.7	1.9	30.0	5.1
Reductions related to prior period tax positions	(5.8)	(2.2)	(14.0)	(11.3)
Reductions related to settlements with taxing authorities	(2.1)	(2.3)	(2.1)	(15.5)
Additions (reductions) related to foreign currency	(1.0)	(1.1)	0.3	2.0

Unrecognized tax benefits ending balance	$112.9	$100.3	$112.9	$100.3

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and nine-month periods ended January 1, 2011 and December 26, 2009 is presented below:

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
	(millions)

Accrued interest and penalties beginning balance	$32.6	$31.4	$29.8	$41.1
Net additions charged to expense	1.8	3.8	6.5	5.7
Reductions related to prior period tax positions	(2.4)	(4.6)	(4.5)	(9.9)
Reductions related to settlements with taxing authorities	—	(1.0)	—	(7.9)
Additions (reductions) related to foreign currency translation	(0.2)	(0.2)	—	0.4

Accrued interest and penalties ending balance	$31.8	$29.4	$31.8	$29.4

The total amount of unrecognized tax benefits, including interest and penalties, was $144.7 million as of January 1, 2011 and $126.0 million as of April 3, 2010 and was included within non-current liability for

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $109.7 million as of January 1, 2011.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $3 million during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2004.

12.	Debt

Euro Debt

As of January 1, 2011, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of January 1, 2011, the carrying value of the Euro Debt was $275.1 million, compared to $282.1 million as of April 3, 2010.

In July 2009, the Company completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of its then outstanding €300 million principal amount of 4.5% notes due October 4, 2013 at a discounted purchase price of approximately 95%. A net pretax gain of $4.1 million related to this extinguishment of debt was recorded during the second quarter of Fiscal 2010 and classified as a component of interest and other income, net in the Company’s consolidated statements of operations. The Company used its cash on-hand to fund the debt extinguishment.

Revolving Credit Facility and Term Loan

The Company has a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of January 1, 2011, there were no borrowings outstanding under the Credit Facility and the Company was contingently liable for $15.4 million of outstanding letters of credit. The Company has the ability to expand its borrowing availability to $600 million subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of January 1, 2011, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under the Company’s Credit Facility.

Refer to Note 14 of the Fiscal 2010 10-K for detailed disclosure of the terms and conditions of the Company’s debt.

13.	Fair Value Measurements

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	January 1,	April 3,
	2011	2010
	(millions)

Financial assets carried at fair value:
Municipal bonds(a)	$39.7	$—
Variable rate municipal securities(a)	65.1	66.5
Auction rate securities(b)	2.3	2.3
Other securities(a)	0.4	0.4
Derivative financial instruments(b)	12.8	16.6

Total	$120.3	$85.8

Financial liabilities carried at fair value:
Derivative financial instruments(b)	$9.4	$4.2

Total	$9.4	$4.2

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.

Derivative financial instruments are recorded at fair value in the Company’s consolidated balance sheets. To the extent these instruments are designated as cash flow hedges and highly effective at reducing the risk associated with the exposure being hedged, the related unrealized gains or losses are deferred in equity as a component of accumulated other comprehensive income (“AOCI”). The Company’s derivative financial instruments are valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. The Company mitigates the impact of counterparty credit risk by entering into contracts with select financial institutions based on credit ratings and other factors, adhering to established limits for credit exposure and continually assessing the creditworthiness of counterparties. Changes in counterparty credit risk are considered in the valuation of derivative financial instruments.

Certain municipal bonds and variable rate municipal securities (“VRMS”) are classified as available-for-sale securities and recorded at fair value in the Company’s consolidated balance sheet based upon quoted market prices, with unrealized gains or losses deferred in equity as a component of AOCI.

Auction rate securities are classified as available-for-sale securities and recorded at fair value in the Company’s consolidated balance sheets, with unrealized gains and losses deferred in equity as a component of AOCI. Third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recently successful traded securities, and the total principal balance of each security.

Cash and cash equivalents, restricted cash, short-term and non-current investments classified as held-to-maturity, and accounts receivable are recorded at carrying value, which approximates fair value. The Company’s Euro Debt, which is adjusted for foreign currency fluctuations and changes in the fair value of the Company’s fixed-to-floating interest rate swap, is also reported at carrying value.

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value.

14.	Financial Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of January 1, 2011 and April 3, 2010:

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance		Balance
			Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
			Line(b)	Value	Line(b)	Value	Line(b)	Value	Line(b)	Value
Derivative Instrument(a)	January 1, 2011	April 3, 2010	January 1, 2011		April 3, 2010		January 1, 2011		April 3, 2010
	(millions)

Designated Hedges:
FC — Inventory purchases	$269.2	$294.0	(c)	$11.8	PP	$14.5	AE	$(1.0)	AE	$(2.4)
FC — I/C royalty payments	68.0	84.4	PP	0.1	(d)	2.1	AE	(5.5)	ONCL	(0.1)
FC — Interest payments	9.4	13.9	—	—	—	—	AE	(0.3)	AE	(1.2)
FC — Other	11.7	2.8	PP	0.4	—	—	AE	(0.2)	AE	(0.1)
IRS — Euro Debt	276.7	—	—	—	—	—	AE	(1.2)	—	—
NI — Euro Debt	275.1	282.1	—	—	—	—	LTD	(288.5)	LTD	(291.7	)(e)

Total Designated Hedges	$910.1	$677.2		$12.3		$16.6		$(296.7)		$(295.5)

Undesignated Hedges:
FC — Other(f)	41.7	13.6	PP	0.5	—	—	(g)	(1.2)	AE	(0.4)

Total Undesignated Hedges	$41.7	$13.6		$0.5		$—		$(1.2)		$(0.4)

Total Hedges	$951.8	$690.8		$12.8		$16.6		$(297.9)		$(295.9)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; IRS = Interest Rate Swap; NI = Net Investment; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$10.2 million included within PP and $1.6 million included within OA.

(d)	$1.1 million included within PP and $1.0 million included within OA.

(e)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $275.1 million as of January 1, 2011 and $282.1 million as of April 3, 2010.

(f)	Primarily related to foreign currency-denominated revenues and other net operational exposures.

(g)	$0.3 million included within AE and $0.9 million included within ONCL.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its consolidated financial statements for the three-month and nine-month periods ended January 1, 2011 and December 26, 2009:

	Gains (Losses) Recognized in OCI(b)
	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
Derivative Instrument(a)	2011	2009	2011	2009
		(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$1.2	$1.4	$(0.6)	$(20.5)
FC — I/C royalty payments	0.7	3.2	(6.8)	(4.9)
FC — Interest payments	0.6	(0.3)	0.6	(0.3)
FC — Other	(0.3)	(0.3)	0.3	0.4

	$2.2	$4.0	$(6.5)	$(25.3)

Designated Hedge of Net Investment:
Euro Debt	$8.5	$9.2	$5.8	$(18.0)

Total Designated Hedges	$10.7	$13.2	$(0.7)	$(43.3)

	Gains (Losses) Reclassified from AOCI(b) to Earnings
	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,	Location of Gains (Losses)
Derivative Instrument(a)	2011	2009	2011	2009	Reclassified from AOCI(b) to Earnings
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$5.7	$5.4	$11.8	$13.0	Cost of goods sold
FC — I/C royalty payments	(0.9)	0.7	(2.1)	—	Foreign currency losses
FC — Interest payments	(1.0)	(1.5)	(0.7)	0.8	Foreign currency losses
FC — Other	(0.1)	—	—	1.4	Foreign currency losses

Total Designated Hedges	$3.7	$4.6	$9.0	$15.2

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,	Location of Gains (Losses)
Derivative Instrument(a)	2011	2009	2011	2009	Recognized in Earnings
	(millions)

Designated Fair Value Hedges:
IRS — Euro debt	$(1.6)	$—	$(1.2)	$—	Interest and other income, net

Total Designated Hedges	$(1.6)	$—	$(1.2)	$—

Undesignated Hedges:
FC — Inventory purchases	$—	$—	$—	$0.7	Foreign currency losses
FC — Other	(0.9)	(0.5)	0.4	1.0	Foreign currency losses

Total Undesignated Hedges	$(0.9)	$(0.5)	$0.4	$1.7

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013; IRS = Interest Rate Swap.

(b)	AOCI, including the respective fiscal period’s other comprehensive income (“OCI”), is classified as a component of total equity.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Over the next twelve months, it is expected that approximately $4 million of net gains deferred in AOCI related to derivative financial instruments outstanding as of January 1, 2011 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.

The following is a summary of the Company’s risk management strategies and the effect of those strategies on the consolidated financial statements.

Foreign Currency Risk Management

Forward Foreign Currency Exchange Contracts

The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt, other foreign currency-denominated operational cash flows, and foreign currency-denominated revenues. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the Swiss Franc, and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

The Company records its foreign currency exchange contracts at fair value in its consolidated balance sheets. To the extent foreign currency exchange contracts designated as cash flow hedges at hedge inception are highly effective in offsetting the change in the value of the hedged item, the related gains (losses) are deferred in equity as a component of AOCI. These deferred gains (losses) are then recognized in our consolidated statements of operations as follows:

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

Interest Rate Risk Management

Interest Rate Swap Contracts

On July 2, 2010, the Company entered into a fixed-to-floating interest rate swap designated as a fair value hedge to mitigate its exposure to changes in the fair value of the Company’s Euro Debt due to changes in the benchmark interest rate. The interest rate swap, which matures on October 4, 2013, has an aggregate notional value of €209.2 million and swaps the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate equal to the 3-month Euro Interbank Offered Rate plus 299 basis points. The Company’s interest rate swap meets the requirements for shortcut method accounting. Accordingly, changes in the fair value of the interest rate swap are exactly offset by changes in the fair value of the Euro Debt. No ineffectiveness has been recorded during the three-month and nine-month periods ended January 1, 2011.

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

Available-for-sale investments primarily consist of municipal bonds, VRMS and auction rate securities. VRMS represent long-term municipal bonds with interest rates that reset at pre-determined short-term intervals, and can typically be put to the issuer and redeemed for cash upon demand, or shortly thereafter. Auction rate securities also have characteristics similar to short-term investments. However, the Company has classified these securities as non-current investments in its consolidated balance sheet as current market conditions call into question its ability to redeem these investments for cash within the next twelve months. Available-for-sale investments are recorded at fair value with unrealized gains or losses classified as a component of AOCI in the consolidated balance sheets, and related realized gains or losses classified as a component of interest and other income, net, in the consolidated statements of operations. No material unrealized or realized gains or losses on available-for-sale investments were recorded during any of the fiscal periods presented.

Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company’s consolidated statements of cash flows.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of January 1, 2011 and April 3, 2010:

	January 1, 2011			April 3, 2010
	Short-term	Non-current		Short-term	Non-current
Type of Investment	< 1 year	1 - 3 years	Total	< 1 year	1 - 3 years	Total
	(millions)

Held-to-Maturity:
Treasury bills	$17.1	$—	$17.1	$126.6	$—	$126.6
Municipal bonds	86.2	37.3	123.5	102.2	67.8	170.0
Commercial paper	—	—	—	2.0	—	2.0
Other securities	—	—	—	—	5.0	5.0

Total held-to-maturity investments	$103.3	$37.3	$140.6	$230.8	$72.8	$303.6

Available-for-Sale:
Municipal bonds	$14.2	$25.5	$39.7	$—	$—	$—
Variable rate municipal securities	65.1	—	65.1	66.5	—	66.5
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	0.4	0.4	—	0.4	0.4

Total available-for-sale investments	$79.3	$28.2	$107.5	$66.5	$2.7	$69.2

Other:
Time deposits and other	$416.8	$—	$416.8	$286.8	$—	$286.8

Total Investments	$599.4	$65.5	$664.9	$584.1	$75.5	$659.6

15.	Equity

Summary of Changes in Equity

	Nine Months Ended
	January 1,	December 26,
	2011	2009
	(millions)

Balance at beginning of period	$3,116.6	$2,735.1
Comprehensive income:
Net income attributable to PRLC	494.4	365.4
Foreign currency translation adjustments	29.0	94.1
Net realized and unrealized losses on derivatives	(0.9)	(34.2)
Net unrealized losses on available-for-sale investments	(0.1)	—
Net unrealized gains on defined benefit plans	—	0.7

Total comprehensive income	522.4	426.0

Cash dividends declared	(28.7)	(19.8)
Repurchases of common stock	(347.7)	(153.4)
Shares issued and equity grants made pursuant to stock-based compensation plans	150.4	88.2

Balance at end of period	$3,413.0	$3,076.1

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

Common Stock Repurchase Program

On May 18, 2010, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock. On August 5, 2010, the Company’s Board of Directors approved an additional expansion of the existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million in Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the nine months ended January 1, 2011, 4.0 million shares of Class A common stock were repurchased by the Company at a cost of $331.0 million under its repurchase program, including a repurchase of 1.0 million shares of Class A common stock at a cost of $81.0 million in connection with the secondary stock offering discussed above. The remaining availability under the Company’s common stock repurchase program was approximately $469 million as of January 1, 2011.

In addition, during the nine months ended January 1, 2011, 0.2 million shares of Class A common stock at a cost of $16.7 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”).

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

On February 8, 2011, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. The third quarter Fiscal 2011 dividend of $0.10 per share was declared on December 20, 2010, was payable to shareholders of record at the close of business on December 31, 2010, and was paid on January 14, 2011. Dividends paid amounted to $28.9 million during the nine months ended January 1, 2011 and $14.9 million during the nine months ended December 26, 2009.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 8, 2011, the Company’s Board of Directors approved an additional increase to the Company’s quarterly cash dividend on its common stock from $0.10 per share to $0.20 per share. In addition, the fourth quarter Fiscal 2011 dividend of $0.20 per share was declared on February 8, 2011, payable on April 15, 2011 to shareholders of record at the close of business on April 1, 2011.

16.	Stock-based Compensation

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

Under both the 2010 Incentive Plan and the 1997 Incentive Plan (the “Plans”), there are limits as to the number of shares available for certain awards and to any one participant. Equity awards that may be made under the Plans include, but are not limited to (a) stock options, (b) restricted stock and (c) restricted stock units (“RSUs”).

Impact on Results

A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
	(millions)

Compensation expense	$18.1	$15.3	$48.9	$39.7

Income tax benefit	$(6.4)	$(5.6)	$(17.7)	$(14.6)

The Company issues its annual grant of stock-based compensation awards in the second quarter of its fiscal year. Due to the timing of the annual grant, stock-based compensation cost recognized during the three-month and nine-month periods ended January 1, 2011 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2011.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to the fair market value of the Company’s unrestricted Class A common stock on the date of grant. Generally, the options become exercisable ratably (a graded-vesting schedule) over a three-year vesting period. The Company recognizes compensation expense for share-based awards that have graded vesting and no performance conditions on an accelerated basis.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended January 1, 2011 and December 26, 2009 were as follows:

	Nine Months Ended
	January 1,	December 26,
	2011	2009

Expected term (years)	4.6	4.6
Expected volatility	44.3%	43.3%
Expected dividend yield	0.51%	0.46%
Risk-free interest rate	1.6%	2.2%
Weighted-average option grant date fair value	$28.16	$21.50

A summary of the stock option activity under all plans during the nine months ended January 1, 2011 is as follows:

Number of
Shares
(thousands)

Options outstanding at April 3, 2010	5,055
Granted	862
Exercised	(1,692)
Cancelled/Forfeited	(52)

Options outstanding at January 1, 2011	4,173

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, and certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The Company’s weighted-average grant date fair values of restricted stock shares and RSUs granted during the nine months ended January 1, 2011 and December 26, 2009 were as follows:

	Nine Months Ended
	January 1,	December 26,
	2011	2009

Weighted-average grant date fair value of restricted stock	$—	$41.58
Weighted-average grant date fair value of performance-based RSUs	74.95	57.92

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restricted stock and RSU activity during the nine months ended January 1, 2011 is as follows:

		Service-	Performance-
	Restricted Stock	based RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
	(thousands)

Nonvested at April 3, 2010	11	462	1,359
Granted	—	—	603
Vested	—	(120)	(496)
Cancelled	—	—	(33)

Nonvested at January 1, 2011	11	342	1,433

17.	Commitments and Contingencies

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. Subsequently, the parties agreed to settle these claims by agreeing that the Company would issue $20 merchandise discount coupons with six month expiration dates to eligible parties and would pay the plaintiffs’ attorneys’ fees. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. The terms of the settlement were later approved by the Court. Accordingly, the coupons were issued in February 2010 and expired on August 16, 2010. Based on the coupon redemption experience, the Company reversed $1.7 million of its original $5.0 million reserve into income during Fiscal 2010, and the remaining $1.9 million of reserves was reversed into income during Fiscal 2011.

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

The Company has three reportable segments based on its business activities and organization: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel, accessories, home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned and licensed retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its full-price and factory stores, its concessions-based shop-within-shops, as well as RalphLauren.com, Rugby.com and RalphLauren.co.uk, its e-commerce websites. The stores, concessions-based shop-within-shops and websites sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

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

Due to changes in the Company’s segment presentation as discussed in Note 2, segment information for the three-month and nine-month periods ended December 26, 2009 has been recast to conform to the current periods’ presentation. These changes entirely related to reclassifications between the Company’s Wholesale and Retail segments, and had no impact on total revenues, total operating income or total assets.

Net revenues and operating income for each segment under the Company’s new (recasted) basis of reporting are as follows:

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
	(millions)

Net revenues:
Wholesale	$676.3	$560.3	$2,026.1	$1,796.4
Retail	821.6	635.3	2,072.9	1,708.8
Licensing	50.1	48.3	134.4	136.6

Total net revenues	$1,548.0	$1,243.9	$4,233.4	$3,641.8

Operating income:
Wholesale	$130.3	$107.5	$475.9	$402.0
Retail	152.9	100.4	362.0	235.7
Licensing	29.7	24.1	80.8	73.3

	312.9	232.0	918.7	711.0
Less:
Unallocated corporate expenses	(66.2)	(58.9)	(190.8)	(168.6)
Unallocated legal and restructuring charges, net(a)	(0.4)	(0.6)	—	(7.3)

Total operating income	$246.3	$172.5	$727.9	$535.1

(a)	Fiscal periods presented included certain unallocated restructuring charges and legal-related activity. Restructuring reversals, net for the three months ended January 1, 2011 were $0.1 million, of which $0.3 million represented the reversal of reserves deemed no longer necessary related to the Retail segment, partially offset by charges of $0.2 related to the Wholesale segment. Restructuring charges, net for the nine months ended January 1, 2011 were $1.4 million, of which $2.0 million related to the Wholesale segment, $1.2 million related to Corporate operations and $1.8 million represented the reversal of reserves deemed no longer necessary primarily related to the Retail segment. Restructuring charges of

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.6 million for the three months ended December 26, 2009 related to the Wholesale segment. Restructuring charges for the nine months ended December 26, 2009 included $3.7 million related to the Wholesale segment, $2.6 million related to the Retail segment and $1.0 million related to Corporate operations. Legal-related activity for the three months ended January 1, 2011 consisted of legal charges of $0.5 million. Legal related activity for the nine months ended January 1, 2011 consisted of the reversals of legal accruals of $1.9 million deemed no longer necessary related to the California Class Action Litigation (see Note 17), partially offset by legal charges of $0.5 million.

Depreciation and amortization expense for each segment under the Company’s new (recasted) basis of reporting is as follows:

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
	(millions)

Depreciation and amortization:
Wholesale	$9.9	$12.3	$36.0	$37.4
Retail	30.6	20.4	73.3	61.0
Licensing	0.4	0.4	1.0	1.4
Unallocated corporate expenses	9.5	11.0	32.5	33.7

Total depreciation and amortization	$50.4	$44.1	$142.8	$133.5

19.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended			Nine Months Ended
	January 1,		December 26,	January 1,		December 26,
	2011		2009	2011		2009
	(millions)

Cash paid for interest	$15.3	(a)	$14.6	$18.1	(a)	$22.2

Cash paid for income taxes	$56.5		$50.0	$180.4		$130.5

(a)	Net of $0.4 million cash received related to the interest rate swap on the Company’s Euro Debt (see Note 14).

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $19.2 million for the nine months ended January 1, 2011 and $14.5 million for the nine months ended December 26, 2009. Significant non-cash investing activities also included the non-cash allocation of the fair value of the net assets acquired in connection with the South Korea Licensed Operations Acquisition on January 1, 2011. See Note 5 for further discussion of the Company’s acquisitions.

Significant non-cash financing activities during the nine months ended January 1, 2011 and December 26, 2009 included the conversion of 11.3 million shares and 0.9 million shares, respectively, of Class B common stock into an equal number of shares of Class A common stock, as described further in Note 15.

There were no other significant non-cash investing or financing activities for the nine months ended January 1, 2011 or December 26, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	our anticipated growth strategies;

•	our plans to continue to expand internationally;

•	the impact of economic conditions on the ability of our customers, suppliers and vendors to access sources of liquidity;

•	the impact of fluctuations in the U.S. or global economy on consumer purchases of premium lifestyle products that we offer for sale;

•	our plans to open new retail stores and e-commerce websites, and expand our direct-to-consumer presence;

•	our ability to make certain strategic acquisitions of certain selected licenses held by our licensees and successfully integrate recently acquired businesses, such as our recently acquired Asian operations;

•	our intention to introduce new products or enter into new alliances;

•	changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors;

•	anticipated effective tax rates in future years;

•	our exposure to domestic and foreign currency fluctuations and risks associated with raw materials, transportation and labor costs;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

•	our relationships with department store customers and licensing partners;

•	our ability to continue to initiate cost cutting efforts and improve profitability;

•	our efforts to improve the efficiency of our distribution system and enhance our global information technology systems; and

•	the impact of events that are currently taking place in the Middle East, as well as from any terrorist action, retaliation and the threat of further action or retaliation.

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

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2011 will end on April 2, 2011 and will be a 52-week period (“Fiscal 2011”). Fiscal year 2010 ended on April 3, 2010 and reflected a 53-week period (“Fiscal 2010”). The third quarter for Fiscal 2011 ended on January 1, 2011 and was a 13-week period. The third quarter of Fiscal 2010 ended on December 26, 2009 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in financial condition, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and nine-month periods ended January 1, 2011. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ended January 1, 2011 and December 26, 2009.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine-month periods ended January 1, 2011 and December 26, 2009, as well as a discussion of our financial condition and liquidity as of January 1, 2011, as compared to the end of Fiscal 2010. The discussion of our financial condition and liquidity includes (i) our available financial capacity under our credit facility, (ii) a summary of our key debt compliance measures, and (iii) any material changes in our financial condition and contractual obligations since the end of Fiscal 2010.

•	Market risk management. This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2010.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2010. Significant changes include those considered to be important to our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Notes 3 and 4 to our audited consolidated financial statements included in our Fiscal 2010 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our Wholesale business (representing approximately 51% of Fiscal 2010 net revenues) consists of wholesale-channel sales made principally to major department stores, specialty stores and golf and pro shops located throughout the U.S., Canada, Europe and Asia. Our retail business (representing approximately 45% of Fiscal 2010 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, through concessions-based shop-within-shops located primarily in Asia, and through our retail Internet sites located at www.RalphLauren.com and www.Rugby.com. In October 2010, we expanded our e-commerce presence by launching a new retail Internet site in the United Kingdom at www.RalphLauren.co.uk. In addition, our licensing business (representing approximately 4% of Fiscal 2010 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 30% of our Fiscal 2010 net revenues were earned in international regions outside of the U.S. and Canada.

In connection with the closing of the Asia-Pacific Licensed Operations Acquisition (as defined and discussed under “Recent Developments”) at the beginning of the fourth quarter of Fiscal 2010, we modified our segment presentation to reclassify concessions-based sales arrangements to our Retail segment from our Wholesale segment. Segment information for the three-month and nine-month periods ended December 26, 2009 has been recast to conform to the current periods’ presentation. See Note 2 to the accompanying unaudited interim consolidated financial statements for further discussion of our segment presentation.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, our operating results for the three-month and nine-month periods ended January 1, 2011, and our cash flows for the nine-month period ended January 1, 2011 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2011.

Summary of Financial Performance

Global Economic Developments

As discussed in our Fiscal 2010 10-K, the state of the global economy continues to impact the level of consumer spending for discretionary items. This has affected our business as it is highly dependent on consumer demand for our products. While the U.S. and certain other international economies have shown signs of stabilization, there are still significant macroeconomic risks, including high rates of unemployment and continued global economic uncertainty. As such, notwithstanding the reported sales and margin growth experienced by our Company during the fiscal year to date, we believe the global macroeconomic environment and the ongoing constrained level of worldwide consumer spending and modified consumption behavior will continue to have an impact on our business for the foreseeable future.

In addition, in the third quarter of Fiscal 2011 we experienced cost of goods inflation as a result of rising costs for raw materials and labor, as well as labor shortages in certain regions where our products are manufactured. While we continue to evaluate strategic initiatives to mitigate increases in global labor rates and commodity pricing, we expect the increasing sourcing cost pressures to negatively affect the cost of most of our products and related gross profit percentages throughout the remainder of Fiscal 2011 and to a more significant degree in Fiscal 2012.

We continue to monitor these risks and evaluate our operating strategies in order to adjust to changes in economic conditions.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2010 10-K.

Operating Results

Three Months Ended January 1, 2011 Compared to Three Months Ended December 26, 2009

During the third quarter of Fiscal 2011, we reported revenues of $1.548 billion, net income attributable to Polo Ralph Lauren Corporation (“PRLC”) of $168.4 million and net income per diluted share attributable to PRLC of $1.72. This compares to revenues of $1.244 billion, net income attributable to PRLC of $111.1 million and net income per diluted share attributable to PRLC of $1.10 during the third quarter of Fiscal 2010.

Our operating performance for the three months ended January 1, 2011 was driven by 24.4% revenue growth, primarily due to increased comparable global retail store sales and the inclusion of revenues from our Asia-Pacific business that was acquired on December 31, 2009 (see “Recent Developments” for further discussion), as well as higher revenues from our global wholesale businesses. We also experienced an increase in gross profit percentage of 40 basis points to 58.6% during the third quarter of Fiscal 2011, primarily due to higher levels of full-price sell-throughs and decreased promotional activity across most of our global retail businesses, as well as growth from the largely concessions-based business assumed in the Asia-Pacific Licensed Operations Acquisition, partially offset by lower global wholesale margins. These increases were also partially offset by higher selling, general and administrative (“SG&A”) expenses attributable largely to additional costs to support our growth in sales, as well as our new business initiatives and acquisitions.

Net income attributable to PRLC increased during the third quarter of Fiscal 2011 as compared to the third quarter of Fiscal 2010, primarily due to a $73.8 million increase in operating income, partially offset by a $15.6 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income, partially offset by the 350 basis point decrease in our effective tax rate. Net income per diluted share attributable to PRLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding during the third quarter of Fiscal 2011.

Nine Months Ended January 1, 2011 Compared to Nine Months Ended December 26, 2009

During the nine months ended January 1, 2011, we reported revenues of $4.233 billion, net income attributable to PRLC of $494.4 million and net income per diluted share of $5.01. This compares to revenues of $3.642 billion, net income attributable to PRLC of $365.4 million and net income per diluted share attributable to PRLC of $3.60 during the nine months ended December 26, 2009.

Our operating performance for the nine months ended January 1, 2011 was driven by 16.2% revenue growth, primarily due to increased comparable global retail store sales and the inclusion of revenues from our Asia-Pacific business that was acquired on December 31, 2009 (see “Recent Developments” for further discussion), as well as higher revenues from our global wholesale businesses. These increases were partially offset by net unfavorable foreign currency effects. We also experienced an increase in gross profit percentage of 130 basis points to 59.2% during the nine months ended January 1, 2011, primarily due to decreased promotional activity and improved inventory management across most of our global retail businesses as well as growth from the largely concessions-based business assumed in the Asia-Pacific Licensed Operations Acquisition, partially offset by slightly lower global wholesale margins. These increases were partially offset by higher SG&A expenses attributable largely to additional costs to support our growth in sales, as well as our new business initiatives and acquisitions.

Net income attributable to PRLC increased during the nine months ended January 1, 2011, as compared to the nine months ended December 26, 2009, primarily due to a $192.8 million increase in operating income, partially offset by a $63.0 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income, combined with a 70 basis point increase in our effective tax rate. Net income per diluted share attributable to PRLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding for the nine months ended January 1, 2011.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the third quarter of Fiscal 2011 in a net cash and investments position (total cash and cash equivalents plus short-term investments and non-current investments, less total debt) of $1.033 billion, compared to $940.6 million as of the end of Fiscal 2010.

The increase in our net cash and investments position was primarily due to our operating cash flows and proceeds from stock option exercises, partially offset by our treasury stock repurchases and investing activities during the nine months ended January 1, 2011. Our equity increased to $3.413 billion as of January 1, 2011 compared to $3.117 billion as of April 3, 2010, primarily due to our net income and other comprehensive income, offset in part by our share repurchase activity during the nine months ended January 1, 2011.

We generated $594.3 million of cash from operations during the nine months ended January 1, 2011, compared to $804.3 million during the nine months ended December 26, 2009. The decrease in operating cash flows primarily relates to the timing of working capital changes, partially offset by an increase in net income before non-cash expenses during the nine months ended January 1, 2011. We used some of our cash availability to support our common stock repurchase program and to reinvest in our business through capital spending. In particular, we used $347.7 million to repurchase 4.2 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $171.5 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops, and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operating results for the three-month and nine-month periods ended January 1, 2011 and December 26, 2009 has been affected by certain transactions, including:

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

A summary of the effect of certain of these items on pretax income for each applicable fiscal period presented is noted below (references to “Notes” are to the notes to the accompanying unaudited interim consolidated financial statements):

	Three Months Ended		Nine Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
	(millions)

Impairments of assets (see Note 9)	$—	$(4.9)	$—	$(6.6)
Restructuring reversals (charges) (see Note 10)	0.1	(0.6)	(1.4)	(7.3)
Gain on extinguishment of debt(a) (see Note 12)	—	—	—	4.1

	$0.1	$(5.5)	$(1.4)	$(9.8)

(a)	Included within interest and other income, net in our consolidated statement of operations.

In addition, as a result of the reclassification of concessions-based sales arrangements to our Retail segment from our Wholesale segment at the beginning of the fourth quarter of Fiscal 2010, segment information for the three-month and nine-month periods ended December 26, 2009 has been recast to conform to the current periods’ presentation.

The following discussion of results of operations highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

South Korea Licensed Operations Acquisition

On January 1, 2011, in connection with the transition of the Polo-branded apparel and accessories business in South Korea from a licensed to a wholly owned operation, the Company acquired certain net assets (including inventory) and employees from Doosan Corporation (“Doosan”) in exchange for an initial payment of approximately $25 million plus an additional aggregate payment of approximately $22 million (the “South Korea Licensed Operations Acquisition”). Doosan was the Company’s licensee for Polo-branded apparel and accessories in South Korea. The Company funded the South Korea Licensed Operations Acquisition with available cash on-hand. In conjunction with the South Korea Licensed Operations Acquisition, the Company also entered into a transition services agreement with Doosan for the provision of certain financial and information systems services for a period of up to twelve months commencing on January 1, 2011.

The financial position of the Polo-branded apparel and accessories business in South Korea has been reflected in the Company’s consolidated balance sheet as of January 1, 2011. The results of operations for the acquired business are expected to be reported on a one-month lag beginning in the fourth quarter of Fiscal 2011. The net effect of this reporting lag is not expected to be material to the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended January 1, 2011 Compared to Three Months Ended December 26, 2009

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	January 1,	December 26,
	2011	2009	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,548.0	$1,243.9	$304.1	24.4%
Cost of goods sold(a)	(640.1)	(520.2)	(119.9)	23.0%

Gross profit	907.9	723.7	184.2	25.5%
Gross profit as % of net revenues	58.6%	58.2%
Selling, general and administrative expenses(a)	(655.4)	(540.4)	(115.0)	21.3%
SG&A expenses as % of net revenues	42.3%	43.4%
Amortization of intangible assets	(6.3)	(5.3)	(1.0)	18.9%
Impairments of assets	—	(4.9)	4.9	(100.0)%
Restructuring reversals (charges)	0.1	(0.6)	0.7	NM

Operating income	246.3	172.5	73.8	42.8%
Operating income as % of net revenues	15.9%	13.9%
Foreign currency losses	(2.6)	(1.2)	(1.4)	116.7%
Interest expense	(4.3)	(4.6)	0.3	(6.5)%
Interest and other income, net	1.8	1.2	0.6	50.0%
Equity in losses of equity-method investees	(2.8)	(2.4)	(0.4)	16.7%

Income before provision for income taxes	238.4	165.5	72.9	44.0%
Provision for income taxes	(70.0)	(54.4)	(15.6)	28.7%

Effective tax rate(b)	29.4%	32.9%
Net income attributable to PRLC	$168.4	$111.1	$57.3	51.6%

Net income per common share attributable to PRLC:
Basic	$1.76	$1.12	$0.64	57.1%

Diluted	$1.72	$1.10	$0.62	56.4%

(a)	Includes total depreciation expense of $44.1 million and $38.8 million for the three-month periods ended January 1, 2011 and December 26, 2009, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.  Net revenues increased by $304.1 million, or 24.4%, to $1.548 billion in the third quarter of Fiscal 2011 from $1.244 billion in the third quarter of Fiscal 2010. The increase was primarily due to higher revenues from our global retail and wholesale businesses. Excluding the slightly favorable net effect of foreign currency, net revenues increased by 24.2%. On a reported basis, Retail revenues increased by $186.3 million, primarily as a result of a 15% net increase in our comparable global store sales (including RalphLauren.com) and continued store expansion. The increase in Retail revenues also reflected incremental sales from the Asia-Pacific Licensed Operations Acquisition. Wholesale revenues increased by $116.0 million, primarily as a result of higher net sales across most of our core product lines on a global basis. Licensing revenues increased by $1.8 million principally due to an increase in domestic licensing revenues, partially offset by a decline in international licensing royalties driven by the loss of licensing revenues related to the Polo-branded apparel business in Asia-Pacific (now consolidated primarily as part of our Retail segment).

Net revenues for our three business segments under our new (recasted) basis of reporting are provided below:

	Three Months Ended
	January 1,	December 26,
	2011	2009	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$676.3	$560.3	$116.0	20.7%
Retail	821.6	635.3	186.3	29.3%
Licensing	50.1	48.3	1.8	3.7%

Total net revenues	$1,548.0	$1,243.9	$304.1	24.4%

Wholesale net revenues — The net increase primarily reflects:

•	a $75 million aggregate net increase in our domestic businesses primarily due to increased revenues from our menswear product line, as well as higher footwear sales;

•	a $19 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear and womenswear product lines due in part to door expansion;

•	a $16 million net increase in our Japanese businesses on a constant currency basis; and

•	the inclusion of $7 million of incremental revenues as a result of the Asia-Pacific Licensed Operations Acquisition.

The above net increase was partially offset by:

•	a $1 million net decrease in revenues due to an unfavorable foreign currency effect related to the weakening of the Euro, largely offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar during the third quarter of Fiscal 2011.

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

The net increase in Retail net revenues primarily reflects:

•	a $104 million aggregate net increase in non-comparable store sales primarily driven by:

➢	the inclusion of $50 million of sales from stores and concession-based shop-within-shops assumed in connection with the Asia-Pacific Licensed Operations Acquisition; and

➢	a $54 million increase primarily related to a number of new international full-price and factory store openings within the past twelve months, including our flagship stores on Madison Avenue in New York and in Saint-Germain, Paris, as well as our recently launched United Kingdom retail e-commerce site. Excluding those stores and shops assumed in connection with the Asia-Pacific Licensed Operations Acquisition (as discussed above) and the South Korea Licensed Operations Acquisition, there was a net increase in our average global physical store count of 42 stores and concession shops as compared to the third quarter of Fiscal 2010. Our total physical store count as of January 1, 2011 included 376 freestanding stores and 520 concession shops, including 4 stores and 179 concession shops assumed in the South Korea Licensed Operations Acquisition.

•	a $61 million aggregate net increase in comparable physical store sales primarily driven by our global factory stores, including a net aggregate favorable foreign currency effect of $1 million primarily related to the strengthening of the Yen, partially offset by the weakening of the Euro, both in comparison to the

U.S. dollar during the third quarter of Fiscal 2011. The increase in Retail net revenues was also due to a $21 million increase in Ralph Lauren.com sales. Comparable store sales under our new (recasted) basis of reporting are provided below:

Three Months Ended
January 1, 2011

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales(a)	7%
Full-price Club Monaco store sales	12%
Factory store sales	15%
RalphLauren.com sales	33%
Total increase in comparable store sales as reported	15%

Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales(b)	6%
Full-price Club Monaco store sales	12%
Factory store sales	16%
RalphLauren.com sales	33%
Total increase in comparable store sales excluding the effect of foreign currency	15%

(a)	Includes an increase of 11% in comparable sales for concession-based shop-within-shops.

(b)	Includes an increase of 1% in comparable sales for concession-based shop-within-shops.

Licensing revenues — the net increase primarily reflects a $5 million increase in domestic product licensing revenues driven by higher footwear-related royalties, partially offset by a $3 million decrease in international licensing royalties primarily due to the Asia-Pacific Licensed Operations Acquisition.

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

Gross profit increased by $184.2 million, or 25.5%, to $907.9 million in the third quarter of Fiscal 2011 from $723.7 million in the third quarter of Fiscal 2010. Gross profit as a percentage of net revenues increased by 40 basis points to 58.6% in the third quarter of Fiscal 2011 from 58.2% in the third quarter of Fiscal 2010. This increase was primarily due to higher levels of full-price sell-throughs and decreased promotional activity across most of our global retail businesses, as well as growth from the retail businesses assumed in the Asia-Pacific Licensed Operations Acquisition. The increase in gross profit as a percentage of net revenues was partially offset by lower global wholesale gross margins driven by sourcing cost pressures experienced during the third quarter of Fiscal 2011.

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

We expect that current macroeconomic challenges, including inflationary pressures on raw materials and labor costs as well as labor shortages in certain regions where our products are manufactured, will negatively affect the cost of our products and related gross profit percentages for the remainder of Fiscal 2011 and to a more significant degree in Fiscal 2012 (see “Global Economic Developments” for further discussion).

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $115.0 million, or 21.3%, to $655.4 million in the third quarter of Fiscal 2011 from $540.4 million in the third quarter of Fiscal 2010. SG&A expenses as a percentage of net revenues decreased to 42.3% in the third quarter of Fiscal 2011 from 43.4% in the third quarter of Fiscal 2010. The 110 basis point decrease was primarily due to operating leverage of the increase in our net revenues, which more than offset the increase in operating expenses attributable to our new business initiatives and acquisitions. The $115.0 million increase in SG&A expenses was primarily driven by:

•	the inclusion of SG&A costs of approximately $34 million related to our newly acquired Polo-branded businesses in Asia, including $32 million in incremental SG&A costs associated with the Asia-Pacific Licensed Operations Acquisition and $2 million of acquisition-related costs related to the South Korea Licensed Operations Acquisition;

•	higher selling salaries and compensation-related costs of approximately $41 million primarily relating to the global increase in Retail sales and worldwide store expansion, as well as higher stock-based and incentive-based compensation expenses;

•	increased brand-related marketing and advertising costs of approximately $16 million;

•	increased selling expenses of approximately $5 million to support increased sales; and

•	an approximate increase of $5 million in rent and utility costs primarily to support the ongoing growth of our business.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $1.0 million, or 18.9%, to $6.3 million in the third quarter of Fiscal 2011 from $5.3 million in the third quarter of Fiscal 2010. This increase was primarily due to the amortization of the intangible assets acquired in connection with the Asia-Pacific Licensed Operations Acquisition.

Impairments of Assets.  A non-cash impairment charge of $4.9 million was recognized in the third quarter of Fiscal 2010 to reduce the net carrying values of certain long-lived assets to their estimated fair values primarily within our Retail segment. This impairment charge was attributable to the underperformance of certain stores. See Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion. There were no asset impairment charges recognized during the third quarter of Fiscal 2011.

Restructuring Reversals (Charges).  Net restructuring reversals of $0.1 million recorded during the third quarter of Fiscal 2011 were comprised of reversals of reserves deemed no longer necessary primarily associated with previously closed retail stores, partially offset by employee termination costs associated with our domestic wholesale operations. Restructuring charges of $0.6 million recorded in the third quarter of Fiscal 2010 related to employee termination costs associated with our wholesale operations.

Operating Income.  Operating income increased by $73.8 million, or 42.8%, to $246.3 million in the third quarter of Fiscal 2011 from $172.5 million in the third quarter of Fiscal 2010. Operating income as a percentage of net revenues increased 200 basis points, to 15.9% in the third quarter of Fiscal 2011 from 13.9% in the third quarter of Fiscal 2010. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin and the decrease in SG&A expenses as a percentage of net revenues, as previously discussed.

Operating income for our three business segments under our new (recasted) basis of reporting is provided below:

	Three Months Ended
	January 1,	December 26,
	2011	2009	$ Change	% Change
	(millions)

Operating Income:
Wholesale	$130.3	$107.5	$22.8	21.2%
Retail	152.9	100.4	52.5	52.3%
Licensing	29.7	24.1	5.6	23.2%

	312.9	232.0	80.9	34.9%
Less:
Unallocated corporate expenses	(66.2)	(58.9)	(7.3)	12.4%
Unallocated legal and restructuring charges, net	(0.4)	(0.6)	0.2	(33.3)%

Total operating income	$246.3	$172.5	$73.8	42.8%

Wholesale operating income increased by $22.8 million, primarily as a result of higher gross profit from our domestic wholesale businesses driven by increased revenues, partially offset by higher SG&A expenses.

Retail operating income increased by $52.5 million, primarily as a result of increased revenues and higher gross margins across most of our global retail businesses driven by higher levels of full-price sell-throughs and decreased promotional activity. These increases were partially offset by higher occupancy costs and increased selling-related salaries and associated costs (including related incremental costs associated with our recent Asia-Pacific Licensed Operations Acquisition), as well as start-up costs associated with our international e-commerce development efforts.

Licensing operating income increased by $5.6 million, primarily as a result of increased sales and lower net costs associated with transition of our licensed business to wholly owned operations.

Unallocated corporate expenses increased by $7.3 million, primarily as a result of higher incentive-based and stock-based compensation expenses, and higher charitable contributions.

Unallocated legal and restructuring charges, net of $0.4 million in the third quarter of Fiscal 2011 were comprised of legal charges of $0.5 million, partially offset by unallocated net restructuring reversals of $0.1 million. The net restructuring reversals in the third quarter of Fiscal 2011 related to reversals of reserves deemed no longer necessary associated with previously closed retail stores, partially offset by employee termination costs associated with our domestic wholesale operations. The third quarter of Fiscal 2010 included unallocated restructuring charges of $0.6 million related to employee termination costs associated with our wholesale operations.

Foreign Currency Losses.  The effect of foreign currency exchange rate fluctuations resulted in a loss of $2.6 million in the third quarter of Fiscal 2011, compared to a loss of $1.2 million in the third quarter of Fiscal 2010. Excluding the net increase in foreign currency losses of $1.6 million relating to foreign currency hedge contracts, the variance was primarily due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense decreased by $0.3 million, or 6.5%, to $4.3 million in the third quarter of Fiscal 2011 from $4.6 million in the third quarter of Fiscal 2010, primarily due to reduced interest rates as a result of the fixed-to-floating swap entered into in July 2010, as well as favorable foreign currency effects due to the weakening of the Euro during the third quarter of Fiscal 2011.

Interest and Other Income, net.  Interest and other income, net, increased by $0.6 million, or 50.0%, to $1.8 million in the third quarter of Fiscal 2011 from $1.2 million in the third quarter of Fiscal 2010, primarily related to higher yields due to higher market rates of interest during the third quarter of Fiscal 2011.

Equity in Losses of Equity-Method Investees.  The equity in losses of equity-method investees of $2.8 million and $2.4 million during the third quarter of Fiscal 2011 and Fiscal 2010, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $15.6 million, or 28.7%, to $70.0 million in the third quarter of Fiscal 2011 from $54.4 million in the third quarter of Fiscal 2010. The increase in provision for income taxes was primarily due to the overall increase in our pretax income, partially offset by the decline in our reported effective tax rate of 350 basis points, to 29.4% for the third quarter of Fiscal 2011 from 32.9% for the third quarter of Fiscal 2010. The lower effective tax rate was primarily due to a reduction in tax reserves associated with the conclusion of tax examinations and certain lower non-deductible expenses, partially offset by the greater proportion of earnings generated in higher-taxed jurisdictions during the third quarter of Fiscal 2011. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to PRLC.  Net income increased by $57.3 million, or 51.6%, to $168.4 million in the third quarter of Fiscal 2011 from $111.1 million in the third quarter of Fiscal 2010. The increase in net income primarily related to the $73.8 million increase in operating income, partially offset by the $15.6 million increase in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share Attributable to PRLC.  Net income per diluted share increased by $0.62, or 56.4%, to $1.72 per share in the third quarter of Fiscal 2011 from $1.10 per share in the third quarter of Fiscal 2010. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the third quarter of Fiscal 2011.

Nine Months Ended January 1, 2011 Compared to Nine Months Ended December 26, 2009

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Nine Months Ended
	January 1,	December 26,
	2011	2009	$ Change	% Change
	(millions, except per share data)

Net revenues	$4,233.4	$3,641.8	$591.6	16.2%
Cost of goods sold(a)	(1,725.4)	(1,532.1)	(193.3)	12.6%

Gross profit	2,508.0	2,109.7	398.3	18.9%
Gross profit as % of net revenues	59.2%	57.9%
Selling, general and administrative expenses(a)	(1,760.2)	(1,545.0)	(215.2)	13.9%
SG&A expenses as % of net revenues	41.6%	42.4%
Amortization of intangible assets	(18.5)	(15.7)	(2.8)	17.8%
Impairments of assets	—	(6.6)	6.6	(100.0)%
Restructuring charges	(1.4)	(7.3)	5.9	(80.8)%

Operating income	727.9	535.1	192.8	36.0%
Operating income as % of net revenues	17.2%	14.7%
Foreign currency losses	(1.2)	(2.9)	1.7	(58.6)%
Interest expense	(13.2)	(16.8)	3.6	(21.4)%
Interest and other income, net	5.2	10.4	(5.2)	(50.0)%
Equity in losses of equity-method investees	(4.8)	(3.9)	(0.9)	23.1%

Income before provision for income taxes	713.9	521.9	192.0	36.8%
Provision for income taxes	(219.5)	(156.5)	(63.0)	40.3%

Effective tax rate(b)	30.7%	30.0%
Net income attributable to PRLC	$494.4	$365.4	$129.0	35.3%

Net income per common share attributable to PRLC:
Basic	$5.15	$3.69	$1.46	39.6%

Diluted	$5.01	$3.60	$1.41	39.2%

(a)	Includes total depreciation expense of $124.3 million and $117.8 million for the nine-month periods ended January 1, 2011 and December 26, 2009, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $591.6 million, or 16.2%, to $4.233 billion for the nine months ended January 1, 2011 from $3.642 billion for the nine months ended December 26, 2009. The increase was primarily due to higher revenues from our global retail and wholesale businesses, partially offset by net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 16.8%. On a reported basis, Retail revenues increased by $364.1 million, primarily as a result of a 10% net increase in our comparable global store sales (including RalphLauren.com) and continued store expansion. The increase in Retail revenues also reflected incremental sales from the Asia-Pacific Licensed Operations Acquisition. Wholesale revenues increased by $229.7 million, primarily as a result of higher net sales across most of our core product lines on a global basis. Licensing revenues decreased by $2.2 million, primarily due to a decline in international licensing royalties driven by the loss of licensing revenues related to the Polo-branded apparel business in Asia-Pacific (now consolidated primarily as part of the Retail segment), offset in part by increased domestic product licensing revenues.

Net revenues for our three business segments under our new (recasted) basis of reporting are provided below:

	Nine Months Ended
	January 1,	December 26,
	2011	2009	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$2,026.1	$1,796.4	$229.7	12.8%
Retail	2,072.9	1,708.8	364.1	21.3%
Licensing	134.4	136.6	(2.2)	(1.6)%

Total net revenues	$4,233.4	$3,641.8	$591.6	16.2%

Wholesale net revenues — The net increase primarily reflects:

•	a $171 million aggregate net increase in our domestic businesses primarily due to increased revenues from our menswear, footwear and womenswear product lines (offset in part by sales declines in related American Living product categories). These increases were partially offset by reduced revenues from a planned reduction in our off-price channel denim business;

•	a $57 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear, womenswear and childrenswear product lines;

•	the inclusion of $21 million of incremental revenues as a result of the Asia-Pacific Licensed Operations Acquisition; and

•	a $3 million net increase in our Japanese businesses on a constant currency basis.

The above net increase was partially offset by:

•	a $22 million net decrease in revenues due to an unfavorable foreign currency effect related to the weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar during the nine months ended January 1, 2011.

Retail net revenues — The net increase in Retail net revenues primarily reflects:

•	a $210 million aggregate net increase in non-comparable store sales primarily driven by:

➢	the inclusion of $110 million of sales from stores and concession-based shop-within-shops assumed in connection with the Asia-Pacific Licensed Operations Acquisition; and

➢	a $100 million increase primarily related to a number of new international full-price and factory store openings within the past twelve months, including our flagship stores on Madison Avenue in New York and in Saint-Germain, Paris, as well as our recently launched United Kingdom retail e-commerce site. Excluding those stores and shops assumed in connection with the Asia-Pacific Licensed Operations Acquisition (as discussed above) and the South Korea Licensed Operations Acquisition, there was a net increase in our average global physical store count of 30 stores and concession shops as compared to the nine months ended December 26, 2009. Our total physical store count as of January 1, 2011 included 376 freestanding stores and 520 concession shops, including 4 stores and 179 concession shops assumed in the South Korea Licensed Operations Acquisition.

•	a $117 million aggregate net increase in comparable physical store sales primarily driven by our global factory stores, including a net aggregate unfavorable foreign currency effect of $2 million primarily related to the weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar during the nine months ended January 1, 2011. The increase in Retail net revenues was also due to a $37 million increase in RalphLauren.com sales. Comparable store sales under our new (recasted) basis of reporting are provided below:

Nine Months Ended
January 1,
2011

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales(a)	3%
Full-price Club Monaco store sales	15%
Factory store sales	11%
RalphLauren.com sales	24%
Total increase in comparable store sales as reported	10%

Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales(b)	2%
Full-price Club Monaco store sales	15%
Factory store sales	12%
RalphLauren.com sales	24%
Total increase in comparable store sales excluding the effect of foreign currency	11%

(a)	Includes a decrease of 1% in comparable sales for concession-based shop-within-shops.

(b)	Includes a decrease of 9% in comparable sales for concession-based shop-within-shops.

Licensing revenues — The net decrease primarily reflects:

•	a $6 million decrease in international licensing royalties primarily due to the Asia-Pacific Licensed Operations Acquisition; and

•	a $2 million decrease in home licensing royalties primarily driven by lower paint-related royalties.

The above decreases were partially offset by:

•	a $6 million increase in domestic product licensing revenues primarily driven by higher footwear-related royalties.

Gross Profit.  Gross profit increased by $398.3 million, or 18.9%, to $2.508 billion for the nine months ended January 1, 2011 from $2.110 billion for the nine months ended December 26, 2009. Gross profit as a percentage of net revenues increased by 130 basis points to 59.2% for the nine months ended January 1, 2011 from 57.9% for the nine months ended December 26, 2009. This increase was primarily due to decreased promotional activity and improved inventory management across most of our global retail business, as well as growth from the retail businesses assumed in the Asia-Pacific Licensed Operations Acquisition. The increase in gross profit as a percentage of net revenues was partially offset by lower global wholesale gross margins.

Selling, General and Administrative Expenses.  SG&A expenses increased by $215.2 million, or 13.9%, to $1.760 billion for the nine months ended January 1, 2011 from $1.545 billion for the nine months ended December 26, 2009. This increase included a net favorable foreign currency effect of approximately $2 million, primarily related to the weakening of the Euro, largely offset by the strengthening of the Yen, both in comparison to the U.S. dollar during the nine months ended January 1, 2011. SG&A expenses as a percentage of net revenues decreased to 41.6% in the nine months ended January 1, 2011 from 42.4% in the nine months ended December 26, 2009. The 80 basis point decrease was primarily due to the operating leverage of the increase in our net revenues, which more than offset the increase in operating expenses attributable to our new business initiatives and acquisitions. The $215.2 million increase in SG&A expenses was primarily driven by:

•	The inclusion of additional SG&A costs of approximately $92 million related to our newly acquired Polo-branded businesses in Asia, including $89 million in incremental SG&A costs associated with the Asia-Pacific Licensed Operations Acquisition and $3 million of acquisition-related costs related to the South Korea Licensed Operations Acquisition;

•	higher selling salaries and compensation-related costs of approximately $66 million primarily relating to the global increase in Retail sales and worldwide store expansion, as well as higher incentive-based and stock-based compensation expenses;

•	increased brand-related marketing and advertising costs of approximately $26 million;

•	an approximate $11 million increase in rent and utility costs primarily to support the ongoing global growth of our businesses; and

•	an approximate $8 million increase in information technology costs.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $2.8 million, or 17.8%, to $18.5 million for the nine months ended January 1, 2011 from $15.7 million for the nine months ended December 26, 2009. This increase was primarily due to the amortization of the intangible assets acquired in connection with the Asia-Pacific Licensed Operations Acquisition.

Impairments of Assets.  A non-cash impairment charge of $6.6 million was recognized during the nine months ended December 26, 2009 to reduce the net carrying value of certain long-lived assets primarily in our Retail segment to their estimated fair values due to the underperformance of certain retail stores. See Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion. There were no asset impairment charges recognized during the nine months ended January 1, 2011.

Restructuring Charges.  Restructuring charges of $1.4 million for the nine months ended January 1, 2011 primarily related to employee termination costs associated with our domestic wholesale operations and the closing of a warehouse facility, partially offset by reversals of reserves deemed no longer necessary primarily associated with previously closed retail stores. Restructuring charges of $7.3 million recorded for the nine months ended December 26, 2009 related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. See Note 10 to the accompanying unaudited interim consolidated financial statements for further discussion.

Operating Income.  Operating income increased by $192.8 million, or 36.0%, to $727.9 million for the nine months ended January 1, 2011 from $535.1 million for the nine months ended December 26, 2009. Operating income as a percentage of net revenues increased 250 basis points, to 17.2% for the nine months ended January 1, 2011 from 14.7% for the nine months ended December 26, 2009. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin and the decrease in SG&A expenses as a percentage of net revenues, as previously discussed.

Operating income for our three business segments under our new (recasted) basis of reporting is provided below:

	Nine Months Ended
	January 1,	December 26,
	2011	2009	$ Change	% Change
	(millions)

Operating Income:
Wholesale	$475.9	$402.0	$73.9	18.4%
Retail	362.0	235.7	126.3	53.6%
Licensing	80.8	73.3	7.5	10.2%

	918.7	711.0	207.7	29.2%
Less:
Unallocated corporate expenses	(190.8)	(168.6)	(22.2)	13.2%
Unallocated legal and restructuring charges, net	—	(7.3)	7.3	(100.0)%

Total operating income	$727.9	$535.1	$192.8	36.0%

Wholesale operating income increased by $73.9 million, primarily as a result of increased revenues, as well as higher gross profit largely driven by increased revenues, partially offset by an increase in SG&A expenses.

Retail operating income increased by $126.3 million, primarily as a result of increased revenues, as well as higher gross margins across most of our global retail businesses driven by decreased promotional activity and lower reductions in the carrying costs of our retail inventory. These increases were partially offset by higher occupancy costs and increased selling-related salaries and associated costs, including related incremental costs associated with our recent Asia-Pacific Licensed Operations Acquisition.

Licensing operating income increased by $7.5 million, primarily as a result of lower net costs associated with the transition of our licensed businesses to wholly owned operations. This increase was partially offset by lower revenues principally driven by a decline in international licensing royalties.

Unallocated corporate expenses increased by $22.2 million, primarily as a result of higher incentive-based and stock-based compensation expenses, increased information technology costs and higher charitable contributions.

Unallocated legal and restructuring charges, net for the nine months ended January 1, 2011 included net unallocated net restructuring charges of $1.4 million that were completely offset by $1.4 million of net reversals of legal reserves deemed no longer necessary (see Note 18 to the accompanying unaudited interim financial statements for further discussion). The nine months ended December 26, 2009 included unallocated restructuring charges of $7.3 million related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan.

Foreign Currency Losses.  The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.2 million for the nine months ended January 1, 2011, compared to a loss of $2.9 million for the nine months ended December 26, 2009. Excluding the net increase in losses of $6.3 million relating to foreign currency hedge contracts, the overall reduction in foreign currency losses was primarily due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense decreased by $3.6 million, or 21.4%, to $13.2 million for the nine months ended January 1, 2011 from $16.8 million for the nine months ended December 26, 2009. This decrease was primarily due to a lower principal amount of our outstanding Euro-denominated 4.5% notes as a result of a partial debt extinguishment in July 2009, reduced interest rates as a result of the fixed-to-floating swap entered into in July 2010, and the favorable foreign currency effect resulting from the weakening of the Euro during the nine months ended January 1, 2011.

Interest and Other Income, net.  Interest and other income, net decreased by $5.2 million, or 50.0%, to $5.2 million for the nine months ended January 1, 2011 from $10.4 million for the nine months ended December 26, 2009, primarily due to a gain of $4.1 million included in the prior year period related to a partial extinguishment of our Euro-denominated 4.5% notes. The decline in interest and other income, net was also driven by lower average yields on our cash and cash equivalents and investments, combined with a favorable foreign currency effect resulting from the weakening of the Euro during the nine months ended January 1, 2011.

Equity in Losses of Equity-Method Investees.  The equity in losses of equity-method investees of $4.8 million and $3.9 million for the nine months ended January 1, 2011 and December 26, 2009, respectively, related to our share of losses from our joint venture, the RL Watch Company, which is accounted for under the equity method of accounting.

Provision for Income Taxes.  The provision for income taxes increased by $63.0 million, or 40.3%, to $219.5 million for the nine months ended January 1, 2011 from $156.5 million for the nine months ended December 26, 2009. The increase in the provision for income taxes was principally due to an overall increase in pretax income for the nine months ended January 1, 2011 and an increase in our reported effective tax rate of 70 basis points, to 30.7% for the nine months ended January 1, 2011 from 30.0% for the nine months ended December 26, 2009. The higher effective tax rate was primarily due to a greater proportion of earnings generated in higher-taxed jurisdictions for the nine months ended January 1, 2011. Our effective tax rate in both years was favorably impacted by reductions in tax reserves associated with conclusions of tax examinations and other discrete tax reserve reductions.

Net Income Attributable to PRLC.  Net income increased by $129.0 million, or 35.3%, to $494.4 million for the nine months ended January 1, 2011 from $365.4 million for the nine months ended December 26, 2009, primarily related to the $192.8 million increase in operating income, partially offset by the $63.0 million increase in the provision for income taxes, as previously discussed.

Net Income Per Diluted Share Attributable to PRLC.  Net income per diluted share increased by $1.41, or 39.2%, to $5.01 per share for the nine months ended January 1, 2011 from $3.60 per share for the nine months ended December 26, 2009, due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding for the nine months ended January 1, 2011.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	January 1,	April 3,
	2011	2010	$ Change
	(millions)

Cash and cash equivalents	$643.4	$563.1	$80.3
Short-term investments	599.4	584.1	15.3
Non-current investments	65.5	75.5	(10.0)
Long-term debt	(275.1)	(282.1)	7.0

Net cash and investments(a)	$1,033.2	$940.6	$92.6

Equity	$3,413.0	$3,116.6	$296.4

(a)	“Net cash and investments” is defined as total cash and cash equivalents plus short-term and non-current investments, less total debt.

The increase in our net cash and investments position at January 1, 2011 as compared to April 3, 2010 was primarily due to our operating cash flows and proceeds from stock option exercises, partially offset by our use of cash to support treasury stock repurchases and capital expenditures. During the nine months ended January 1, 2011, we used $347.7 million to repurchase 4.2 million shares of Class A common stock, including shares surrendered for tax withholdings, and spent $171.5 million for capital expenditures.

The increase in equity was primarily attributable to our net income and other comprehensive income during the nine months ended January 1, 2011, offset in part by an increase in treasury stock as a result of our common stock repurchase program.

Cash Flows

	Nine Months Ended
	January 1,	December 26,
	2011	2009	$ Change
	(millions)

Net cash provided by operating activities	$594.3	$804.3	$(210.0)
Net cash used in investing activities	(240.8)	(64.7)	(176.1)
Net cash used in financing activities	(281.8)	(244.1)	(37.7)
Effect of exchange rate changes on cash and cash equivalents	8.6	(2.9)	11.5

Net increase in cash and cash equivalents	$80.3	$492.6	$(412.3)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased to $594.3 million during the nine months ended January 1, 2011, as compared to $804.3 million during the nine months ended December 26, 2009. This net decrease in operating cash flow was primarily driven by:

•	a decrease related to inventories primarily attributable to the timing of inventory receipts, as well as a year-over-year increase in inventory levels to support our new business initiatives, store openings and recent acquisitions; and

•	a decrease related to accounts receivable primarily due to lower cash collections than in the prior year period, driven in part by our lower beginning accounts receivable balance.

The above decreases in operating cash flow were partially offset by:

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $240.8 million during the nine months ended January 1, 2011, as compared to $64.7 million during the nine months ended December 26, 2009. The net increase in cash used in investing activities was primarily driven by:

•	an increase in cash used in connection with capital expenditures. During the nine months ended December 26, 2009, we spent $104.3 million for capital expenditures, as compared to $171.5 million during the nine months ended January 1, 2011 including higher capital expenditures to enhance our global information technology systems;

•	an increase in net cash used to fund our acquisitions and ventures to $67.8 million during the nine months ended January 1, 2011, as compared to $3.7 million during the nine months ended December 26, 2009. During the nine months ended January 1, 2011, we used $47.0 million to fund the South Korea Licensed Operations Acquisition and $17.0 million to fund the acquisition of certain finite-lived intellectual property rights; and

•	an increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During the nine months ended January 1, 2011, we used $1.020 billion to purchase investments and received $1.002 billion of proceeds from sales and maturities of investments. On a comparative basis, during the nine months ended December 26, 2009, we used $846.5 million to purchase investments and received $889.3 million of proceeds from sales and maturities of investments.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $281.8 million during the nine months ended January 1, 2011, as compared to $244.1 million during the nine months ended December 26, 2009. The increase in net cash used in financing activities was primarily driven by:

•	an increase in cash used in connection with repurchases of our Class A common stock. During the nine months ended January 1, 2011, 4.0 million shares of Class A common stock at a cost of $331.0 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $16.7 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”). On a comparative basis, during the nine months ended December 26, 2009, 1.9 million shares of Class A common stock were repurchased at a cost of $138.3 million pursuant to the common stock repurchase program and 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered or withheld for taxes; and

•	an increase in cash used to pay dividends. During the nine months ended January 1, 2011, we used $28.9 million to pay dividends as compared to $14.9 million during the nine months ended December 26, 2009, largely due to an increase in the quarterly cash dividend on our common stock from $0.05 per share to $0.10 per share in November 2009.

The above net increase in cash used was partially offset by:

•	a decrease in cash used in connection with our repayment of debt in July 2009. During the nine months ended December 26, 2009, we completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of our 4.5% notes due October 4, 2013. There were no debt repurchases during the nine months ended January 1, 2011;

•	an increase in cash received from exercise of stock options. During the nine months ended January 1, 2011, we received $67.7 million from the exercise of employee stock options, as compared to $33.3 million during the nine months ended December 26, 2009; and

•	an increase in excess tax benefits from stock-based compensation arrangements of $18.9 million in the nine months ended January 1, 2011, as compared to the prior year comparable period.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, $450 million of availability under our credit facility, available cash and cash equivalents, investments and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment/repurchase, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Our management believes that our existing sources of cash will be sufficient to support our operating, capital and debt service requirements for the foreseeable future, including the finalization of potential acquisitions and plans for business expansion.

As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit borrowings outstanding under our credit facility as of January 1, 2011. As discussed further below, we may elect to draw on our credit facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. We believe that our credit facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of January 1, 2011, there were 13 financial institutions participating in the credit facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 20%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Facility (as defined below) in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On May 18, 2010, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $275 million of Class A common stock. On August 5, 2010, our Board of Directors approved an additional expansion of the existing common stock repurchase program that allows us to repurchase up to an additional $250 million in Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the nine months ended January 1, 2011, we repurchased 4.0 million shares of Class A common stock at a cost of $331.0 million under our share repurchase program, including a repurchase of 1.0 million shares of Class A common stock at a cost of $81.0 million in connection with a secondary stock offering (as discussed in Note 15 to the accompanying unaudited interim consolidated financial statements). The remaining availability under our common stock repurchase program was approximately $469.0 million as of January 1, 2011.

In addition, during the nine months ended January 1, 2011, 0.2 million shares of Class A common stock at a cost of $16.7 million were surrendered to, or withheld by, us in satisfaction of taxes in connection with the vesting of awards under our 1997 Incentive Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

On February 8, 2011, our Board of Directors approved a further expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $250 million of Class A common stock.

Dividends

Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On November 4, 2009, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.05 per share to $0.10 per share. The third quarter Fiscal 2011 dividend of $0.10 per share was declared on December 20, 2010, payable to shareholders of record at the close of business on December 31, 2010, and paid on January 14, 2011. Dividends paid amounted to $28.9 million during the nine months ended January 1, 2011 and $14.9 million during the nine months ended December 26, 2009.

On February 8, 2011, our Board of Directors approved an additional increase to our quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share. In addition, the fourth quarter Fiscal 2011 dividend of $0.20 per share was declared on February 8, 2011, payable on April 15, 2011 to shareholders of record at the close of business on April 1, 2011.

We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition and other factors that our Board of Directors may deem relevant.

Debt and Covenant Compliance

Euro Debt

As of January 1, 2011, we had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). We have the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. We also have the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control, each holder of the Euro Debt has the option to require us to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict our ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of January 1, 2011, the carrying value of our Euro Debt was $275.1 million, compared to $282.1 million as of April 3, 2010.

In July 2009, we completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of our then outstanding €300 million principal amount of 4.5% notes due October 4, 2013 at a discounted purchase price of approximately 95%. A net pretax gain of $4.1 million related to this extinguishment of debt was recorded during the second quarter of Fiscal 2010 and classified as a component of interest and other income, net in our consolidated statements of operations. We used our cash on-hand to fund the debt extinguishment.

Revolving Credit Facility and Term Loan

We have a credit facility that provides for a $450 million unsecured revolving line of credit through November 2011 (the “Credit Facility”). The Credit Facility also is used to support the issuance of letters of credit. As of January 1, 2011, there were no borrowings outstanding under the Credit Facility and we were contingently liable for $15.4 million of outstanding letters of credit. We have the ability to expand the borrowing availability to $600 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Credit Facility.

The Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens and contingent liabilities; sell or dispose of assets, including equity interests; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. The Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for four consecutive quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last twelve months. EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of January 1, 2011, no Event of Default (as such term is defined pursuant to the Credit Facility) has occurred under our Credit Facility.

Refer to Note 14 of the Fiscal 2010 10-K for detailed disclosure of the terms and conditions of our debt.

MARKET RISK MANAGEMENT

As discussed in Note 16 to our audited consolidated financial statements included in our Fiscal 2010 10-K and Note 14 to the accompanying unaudited interim consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the fair value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of January 1, 2011.

Foreign Currency Risk Management

We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 14 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of January 1, 2011.

From time to time, we may enter into forward foreign currency exchange contracts as hedges to reduce our risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of our international operations, intercompany contributions made to fund certain marketing efforts of our international operations, interest payments made in connection with outstanding debt, other foreign currency-denominated operational cash flows, and foreign currency-denominated revenues. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the Swiss Franc, and the British Pound Sterling, we hedge a portion of our foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, we use foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

Our foreign exchange risk management activities are governed by policies and procedures approved by our Audit Committee. Our policies and procedures provide a framework that allows for the management of currency exposures while ensuring the activities are conducted within established Company guidelines. Our policies include guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including but not limited to authorization levels, transactional limits, and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques including a periodic review of market value and sensitivity analyses.

Interest Rate Risk Management

During the first quarter of Fiscal 2011, we entered into a fixed-to-floating interest rate swap designated as a fair value hedge to mitigate our exposure to changes in the fair value of our Euro Debt due to changes in the benchmark interest rate. The interest rate swap, which matures on October 4, 2013, has an aggregate notional value of €209.2 million and swaps the 4.5% fixed interest rate on our Euro Debt for a variable interest rate equal to the 3-month Euro Interbank Offered Rate plus 299 basis points. Our interest rate swap meets the requirements for shortcut method accounting. Accordingly, changes in the fair value of the interest rate swap are exactly offset by changes in the fair value of the Euro Debt. No ineffectiveness has been recorded during the three-month and nine-month periods ended January 1, 2011.

As of January 1, 2011, other than the aforementioned fixed-to-floating interest rate swap contract related to our Euro Debt, there have been no significant changes in our interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of January 1, 2011, we had cash and cash equivalents on-hand of $643.4 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. Our other significant investments included $599.4 million of short-term investments, primarily in treasury bills, municipal bonds and time deposits with original maturities greater than 90 days; $60.5 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $62.8 million of investments with maturities greater than one year; $2.3 million of auction rate securities issued through a municipality and $0.4 million of other securities.

We evaluate investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. We consider the following factors: (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) future economic conditions and market forecasts, (v) our intent and ability to retain our investment for a period of time sufficient to allow for recovery of market value, and (vi) an assessment of whether it is more-likely-than-not that we will be required to sell our investment before recovery of market value.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Notes 3 and 4 to the audited consolidated financial statements included in our Fiscal 2010 10-K. Our estimates are often based on complex judgments, probabilities and assumptions that our management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Fiscal 2010 10-K. The following discussion only is intended to update our critical accounting policies for any significant changes in policy implemented during the nine months ended January 1, 2011.

There have been no significant changes in the application of our critical accounting policies since April 3, 2010.

Goodwill Impairment Assessment

We performed our annual impairment assessment of goodwill as of the beginning of the second quarter of Fiscal 2011. Based on the results of the impairment assessment as of July 4, 2010, we confirmed that the fair value of our reporting units exceeded their respective carrying values and there were no reporting units at risk of impairment.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the accompanying unaudited interim consolidated financial statements for a description of certain recently issued accounting standards which may impact our results of operations and/or financial condition in future reporting periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of January 1, 2011. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended January 1, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

South Korea Licensed Operations Acquisition

On January 1, 2011, the Company acquired control of the Polo-branded apparel and accessories business in South Korea from Doosan Corporation (“Doosan”) that was formerly conducted under a licensed arrangement (the “South Korea Licensed Operations Acquisition,” as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). The Company is in the process of evaluating internal controls of the acquired business and developing the supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, store operations, real estate management, finance and other administrative areas to support this business.

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

California Class Action Litigation

On October 11, 2007 and November 2, 2007, two class action lawsuits were filed by two customers in state court in California asserting that while they were shopping at certain of the Company’s factory stores in California, the Company allegedly required them to provide certain personal information at the point-of-sale in order to complete a credit card purchase. The plaintiffs purported to represent a class of customers in California who allegedly were injured by being forced to provide their address and telephone numbers in order to use their credit cards to purchase items from the Company’s stores, which allegedly violated Section 1747.08 of California’s Song-Beverly Act. The complaints sought an unspecified amount of statutory penalties, attorneys’ fees and injunctive relief. The Company subsequently had the actions moved to the United States District Court for the Eastern and Central Districts of California. Subsequently, the parties agreed to settle these claims by agreeing that the Company would issue $20 merchandise discount coupons with six month expiration dates to eligible parties and would pay the plaintiffs’ attorneys’ fees. In connection with this settlement, the Company recorded a $5 million reserve against its expected loss exposure during the second quarter of Fiscal 2009. The terms of the settlement were later approved by the Court. Accordingly, the coupons were issued in February 2010 and expired on August 16, 2010. Based on the coupon redemption experience, the Company reversed $1.7 million of its original $5.0 million reserve into income during Fiscal 2010, and the remaining $1.9 million of reserves was reversed into income during Fiscal 2011.

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

The Company’s Annual Report on Form 10-K for the fiscal year ended April 3, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect the Company’s business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company’s business, operating results and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of the Company’s Class A common stock during the third fiscal quarter ended January 1, 2011:

				Total Number of
			Average	Shares Purchased	Approximate Dollar Value
	Total Number of		Price	as Part of Publicly	of Shares That May Yet be
	Shares		Paid per	Announced Plans	Purchased Under the Plans
	Purchased(1)		Share	or Programs	or Programs
					(millions)

October 3, 2010 to October 30, 2010	—		$—	—	$469
October 31, 2010 to December 4, 2010	—		—	—	469
December 5, 2010 to January 1, 2011	74	(2)	95.27	—	469

	74			—

(1)	During the third quarter of Fiscal 2011, there were no common stock repurchases made on the open market under the Company’s Class A common stock repurchase program. On May 18, 2010, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $275 million of Class A common stock. On August 5, 2010, the Company’s Board of Directors approved an additional expansion of the existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date.

(2)	Represents shares surrendered to or withheld by the Company to account for the exercise price of stock options that were net-settled upon exercise.

On February 8, 2011, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $250 million of Class A common stock.

Item 6.	Exhibits.

31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at January 1, 2011 and April 3, 2010, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended January 1, 2011 and December 26, 2009, (iii) the Consolidated Statements of Cash Flows for the nine months ended January 1, 2011 and December 26, 2009 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

Date: February 9, 2011