Form 10-K
period 2011-04-02
POLO RALPH LAUREN CORP
filed 2011-05-26
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 2, 2011

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $5,775,447,322 as of October 2, 2010, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

At May 20, 2011, 63,742,945 shares of the registrant’s Class A common stock, $.01 par value and 30,831,276 shares of the registrant’s Class B common stock, $.01 par value were outstanding.

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of April 2, 2011.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements include statements regarding, among other items:

•	the loss of key personnel, including Mr. Ralph Lauren;

•	the impact of economic conditions on the ability of our customers, suppliers and vendors to access sources of liquidity;

•	our anticipated growth strategies;

•	our plans to continue to expand internationally;

•	the impact of fluctuations in the U.S. or global economy on consumer purchases of premium lifestyle products that we offer for sale;

•	the potential impact on our Japan operations and customers resulting from the recent earthquake and tsunami;

•	our plans to open new retail stores and e-commerce websites, and expand our direct-to-consumer presence;

•	our ability to make certain strategic acquisitions of certain selected licenses held by our licensees and successfully integrate recently acquired businesses, such as our recently acquired Asian operations (including South Korea);

•	our intention to introduce new products or enter into new alliances and exclusive relationships;

•	changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors and consolidations, liquidations, restructurings and other ownership changes in the retail industry;

•	anticipated effective tax rates in future years;

•	our exposure to domestic and foreign currency fluctuations and risks associated with raw materials, transportation and labor costs;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

•	our relationships with department store customers and licensing partners;

•	our ability to continue to initiate cost cutting efforts and improve profitability;

•	our efforts to improve the efficiency of our distribution system and enhance our global information technology systems;

•	the impact of events that are currently taking place in the Middle East, as well as from any terrorist action, retaliation and the threat of further action or retaliation; and

•	a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of products, tariffs and other trade barriers, to which our international operations are subject.

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

In this Form 10-K, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as “licensing alliances.” Our fiscal year ends on the Saturday closest to March 31. All references to “Fiscal 2011” represent the 52-week fiscal year ended April 2, 2011. All references to “Fiscal 2010” represent the 53-week fiscal year ended April 3, 2010. All references to “Fiscal 2009” represent the 52-week fiscal year ended March 28, 2009.

PART I

Item 1.	Business.

General

Founded in 1967 by Ralph Lauren, we are a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories (including footwear), fragrances and home furnishings. We believe that our global reach, breadth of product and multi-channel distribution is unique among luxury and apparel companies. We operate in three distinct but integrated segments: Wholesale, Retail and Licensing.

The tables below show our net revenues and operating profit (excluding unallocated corporate expenses and legal and restructuring charges) by segment for the last three fiscal years.

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Net revenues:
Wholesale	$2,777.6	$2,532.4	$2,749.5
Retail	2,704.2	2,263.1	2,074.2
Licensing	178.5	183.4	195.2

Total net revenues	$5,660.3	$4,978.9	$5,018.9

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Operating income:
Wholesale(a)	$612.3	$585.3	$619.9
Retail(a)	387.8	254.1	101.6
Licensing	108.3	107.4	103.6

	1,108.4	946.8	825.1
Less:
Unallocated corporate expenses(a)	(262.1)	(229.9)	(206.5)
Unallocated legal and restructuring charges, net(b)	(1.2)	(10.0)	(23.1)

Total operating income	$845.1	$706.9	$595.5

(a)	Fiscal 2011 and Fiscal 2010 included asset impairment charges of $2.5 million and $6.6 million, respectively, related to the write-down of certain long-lived assets, primarily within our Retail segment. Fiscal 2009 included asset impairment charges of $55.4 million, of which $52.0 million related to the write-down of certain Retail store assets, and $2.8 million in the Wholesale segment and $0.6 million in the Corporate office related to the write-down of certain capitalized software costs.

(b)	Fiscal years presented included certain unallocated net restructuring charges and unallocated legal-related activity, which were as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Restructuring reversals (charges), net:
Wholesale-related	$(3.2)	$(5.4)	$(7.3)
Retail-related	1.8	(2.0)	(12.7)
Corporate operations-related	(1.2)	0.5	(3.6)

Restructuring charges, net	(2.6)	(6.9)	(23.6)

Legal reversals (charges), net:
California Labor Litigation settlement	1.9	(3.1)	—
Other litigation reversals (charges)	(0.5)	—	0.5

Legal reversals (charges), net	1.4	(3.1)	0.5

Unallocated legal and restructuring charges, net	$(1.2)	$(10.0)	$(23.1)

For further discussion of restructuring charges and legal-related activity, see Note 12 and Note 17, respectively, to the accompanying audited consolidated financial statements.

Our net revenues by geographic region for the last three fiscal years are shown in the table below. See Note 22 to our accompanying audited consolidated financial statements for additional segment and geographic area information.

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Net revenues:
United States and Canada(a)	$3,807.8	$3,445.4	$3,575.0
Europe(a)	1,178.6	1,052.6	1,028.4
Asia(b)	658.0	464.1	401.2
Other regions	15.9	16.8	14.3

Total net revenues	$5,660.3	$4,978.9	$5,018.9

(a)	Net revenues for certain of the Company’s licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Includes South Korea, Japan, China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand.

Over the past five fiscal years, our sales have grown to $5.660 billion in Fiscal 2011 from $4.295 billion in Fiscal 2007. This growth has been largely a result of both our acquisitions and organic growth. We have diversified our business by channels of distribution, price point and target consumer, as well as by geography. Our global reach is extensive, with Ralph Lauren-branded merchandise available through our wholesale distribution channels at approximately 10,000 different retail locations worldwide. In addition to our wholesale distribution, we sell directly to customers throughout the world via 367 full-price and factory retail stores, 510 concessions-based shop-within-shops and our e-commerce websites, RalphLauren.com, Rugby.com, and our recently launched United Kingdom e-commerce site located at www.RalphLauren.co.uk.

We continue to invest in our business. In the past five fiscal years, we have invested approximately $1.555 billion for acquisitions and capital improvements, primarily funded through strong operating cash flow. We intend to continue to execute our long-term strategy, which includes expanding our presence internationally, extending our direct-to-consumer reach, expanding our accessories and other product offerings, and investing in our operational infrastructure. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Our Objectives and Risks” for further discussion of our long-term strategy.

We have been controlled by the Lauren family since the founding of our Company. As of April 2, 2011, Mr. Ralph Lauren, or entities controlled by the Lauren family, owned approximately 76% of the voting power of the outstanding common stock of the Company.

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

Recent Developments

Greater China Restructuring Plan

In May 2011, we initiated a restructuring plan to reposition our existing distribution network in the Greater China region, which is comprised of Mainland China, Taiwan, Hong Kong and Macau. This plan is expected to be carried out primarily in Fiscal 2012 and include a reduction in workforce and the closure of certain retail stores and concession shops that do not support the new merchandising strategy. Actions related to the restructuring plan are anticipated to result in pretax charges of approximately $10 million to $20 million in Fiscal 2012.

Japan Earthquake

On March 11, 2011, the northern region of Japan experienced a severe earthquake followed by a series of tsunamis that resulted in a significant disruption in economic conditions. In addition to the negative direct effects to the Japanese economy, the country’s position as a major exporter in the world may result in a regional or global downturn in economic activity. While the degree to which recent events in Japan will affect the global economy remains uncertain at this time, the impact is expected to have a negative effect on the sales and operating margins of our Japanese operations in Fiscal 2012.

South Korea Licensed Operations Acquisition

On January 1, 2011, in connection with the transition of the Polo-branded apparel and accessories business in South Korea (the “Polo South Korea Business”) from a licensed to a wholly owned operation, we acquired certain net assets (including inventory) and employees from Doosan Corporation (“Doosan”) in exchange for an initial payment of approximately $25 million plus an additional aggregate payment of approximately $22 million (the “South Korea Licensed Operations Acquisition”). Doosan was our licensee for the Polo South Korea business. We funded the South Korea Licensed Operations Acquisition with available cash on-hand. In conjunction with the South Korea Licensed Operations Acquisition, we also entered into a transition services agreement with Doosan for the provision of certain financial and information systems services for a period of up to twelve months commencing on January 1, 2011.

The operating results for the Polo South Korea business have been consolidated in our operating results commencing January 1, 2011 and are reported on a one-month lag. The net effect of this reporting lag is not deemed to be material to our consolidated financial statements.

Asia-Pacific Licensed Operations Acquisition

On December 31, 2009, in connection with the transition of the Polo-branded apparel business in Asia-Pacific (excluding Japan and South Korea) from a licensed to a wholly owned operation, we acquired certain net assets from Dickson Concepts International Limited and affiliates (“Dickson”) in exchange for an initial payment of approximately $20 million and other consideration of approximately $17 million (the “Asia-Pacific Licensed Operations Acquisition”). Dickson was our licensee for Polo-branded apparel in the Asia-Pacific region (excluding Japan and South Korea), which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. We funded the Asia-Pacific Licensed Operations Acquisition with available cash on-hand.

The operating results for the Polo-branded apparel business in Asia-Pacific have been consolidated in our operating results commencing January 1, 2010.

Our Brands and Products

Since 1967, our distinctive brand image has been consistently developed across an expanding number of products, price tiers and markets. Our products, which include apparel, accessories (including footwear) and fragrance collections for men and women as well as childrenswear and home furnishings, comprise one of the world’s most widely recognized families of consumer brands. Reflecting a distinctive American perspective, we have been an innovator in aspirational lifestyle branding and believe that, under the direction of internationally renowned designer Ralph Lauren, we have had a considerable influence on the way people dress and the way that fashion is advertised throughout the world. We combine consumer insight with our design, marketing and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:

•	Apparel — Products include extensive collections of men’s, women’s and children’s clothing;

•	Accessories — Products encompass a broad range, including footwear, eyewear, watches, jewelry, hats, belts and leathergoods, including handbags and luggage;

•	Home — Coordinated home products include bedding and bath products, furniture, fabric and wallpaper, paint, tabletop and giftware; and

•	Fragrance — Fragrance products are sold under our Big Pony, Romance, Polo, Lauren, Safari, Ralph and Black Label brands, among others.

Our lifestyle brand image is reinforced by our RalphLauren.com and RalphLauren.co.uk (collectively, “RalphLauren.com”) and Rugby.com Internet sites.

Ralph Lauren Purple Label

In the time-honored tradition of bespoke clothing and haberdashery, Ralph Lauren Purple Label presents a level of sartorial craftsmanship unparalleled today. Refined suitings are hand-tailored from an exclusive selection of the world’s finest fabrics. Custom-tailored Made-to-Measure suits are hand-constructed by artisans trained in the art of handmade clothing. Sophisticated sportswear and dandy-inspired dress furnishings are designed with meticulous attention to every detail. Dedicated to the highest level of quality and elegance, Ralph Lauren Purple Label is the ultimate expression of luxury for the modern gentleman. Ralph Lauren Purple Label also offers benchmade footwear and Made-to-Order dress furnishings, accessories and luggage, as well as hand monogramming and custom engraving services of the highest quality. Ralph Lauren Purple Label is available in Ralph Lauren stores around the world, in an exclusive selection of the finest specialty stores, and online at RalphLauren.com.

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

Polo Ralph Lauren

Authentic and iconic, Polo is the original symbol of the modern preppy lifestyle. Combining Ivy League classics and time-honored English haberdashery with downtown styles and All-American sporting looks, Polo sportswear and tailored clothing present a one-of-a-kind vision of menswear that is stylish, timeless and appeals to all generations of men. Often imitated but never matched, Polo’s signature aesthetic — along with our renowned polo player logo — is recognized worldwide as a mark of contemporary heritage excellence. Polo is available in Ralph Lauren stores around the world, better department stores, select specialty stores and online at RalphLauren.com.

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

Ralph Lauren Women’s Collection

Each runway season, Ralph Lauren’s most dramatic vision of women’s fashion is presented to the world. Timeless and sophisticated, Women’s Collection reflects Ralph Lauren’s definitive design philosophy in its groundbreaking juxtapositions of feminine glamour with impeccable tailoring once found only in menswear. From exquisite hand-embroidered evening gowns worn on the red carpet to luxurious hand-finished cashmere tweed suitings to chic vintage denim inspired by rustic Americana, Women’s Collection is the epitome of modern, rarefied fashion as only Ralph Lauren can express it. Ralph Lauren Women’s Collection is available in Ralph Lauren stores around the world, in an exclusive selection of the finest specialty stores, and online at RalphLauren.com.

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

Lauren by Ralph Lauren

Lauren translates the sophisticated luxury of Ralph Lauren womenswear into an affordable wardrobe for every occasion. From timeless essentials with special finishing touches to polished silhouettes with a chic, modern spirit, Lauren maintains an elegant, feminine heritage while making strong seasonal fashion statements. Lauren Active infuses a fashion sensibility into practical sports apparel for golf, tennis, yoga and weekend wear. Lauren Jeans Co. presents a fresh perspective on denim with a breadth of exceptional styles and a complementary collection of sportswear items. Lauren Handbags and Small Leathergoods were introduced in the Fall 2010 season, adding to a wide range of accessories offerings from Lauren, including belts, scarves, gloves, footwear and jewelry. Lauren offers a range of true, consistent fits from Petites to Women’s sizes. Lauren is sold in select department stores in the U.S., Europe, Canada and Mexico. Lauren is also available online at RalphLauren.com.

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

Ralph Lauren Denim & Supply

Earthy and unpretentious with an emphasis on rugged individualism, Denim & Supply for men and women is Ralph Lauren’s nod to a generation that prides itself on creating a totally personal style. Rooted in genuine denim, with an emphasis on “found” pieces — a distressed pair of jeans, a faded T-shirt, a worn denim jacket — Denim & Supply finds inspiration in iconic Ralph Lauren sensibilities, from Navajo to nautical to surplus. Its authentic spirit is rooted in how the elements are put together: eclectically, naturally and effortlessly. Denim & Supply will be available in the Fall 2011 at select department stores around the world.

Polo Jeans Co.

In 1996, Ralph Lauren launched Polo Jeans Co. for men and women, combining a heritage philosophy with a fresh, irreverent spirit. With a focus on exceptional-quality denim — most notably the use of time-honored manufacturing techniques and pure indigo dyes — Polo Jeans Co. denim and sportswear collections embody authentic American style with a design aesthetic that ranges from vintage and iconic to bold, modern and urban. Polo Jeans Co. is available in Asia and Europe.

Golf

Tested and worn by top-ranked professional golfers, Polo Golf for men and Ralph Lauren Golf for women define heritage excellence in the world of golf. With a sharpened focus on the needs of the modern player but always rooted in the rich design tradition of Ralph Lauren, the Golf collections combine state-of-the-art performance wear with luxurious finishing touches for collections that travel effortlessly between the course and the clubhouse. The RLX Golf collection is ultramodern, graphic and dedicated to performance-driven design. From progressive fits and sophisticated styles to the most technologically advanced fabrics available, RLX golf is the ultimate in functional luxury. Polo Ralph Lauren is proud to sponsor Tom Watson, Davis Love III, Jonathan Byrd, Morgan Pressel, Luke Donald, Webb Simpson, Matteo Manassero, Billy Horschel, Ben Martin and Charles Howell III. The Polo, Ralph Lauren and RLX Golf collections are available in select Ralph Lauren stores, the most exclusive private clubs and resorts and online at RalphLauren.com.

Rugby

Launched in 2004, Rugby translates Ralph Lauren’s legacy of authentic prep into an eclectic, irreverent collection for young men and women. Cool and rebellious, vintage varsity and heritage classics are reinvented with a chic downtown flair and playful, sexy vibe for an individualistic approach to personal style. Iconic logos, vintage patches and spirited crests give Rugby a bold, one-of-a-kind edge. The Rugby collections are available at Rugby stores throughout the United States and at Rugby.com. In Fall 2010, the first international Rugby store was introduced in Tokyo, Japan.

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

Accessories (including Footwear)

Ralph Lauren accessories for men and women reflect the distinctive design philosophies known throughout the world of Ralph Lauren and represent a continuous dedication to impeccable craftsmanship and iconic beauty. Ralph Lauren accessories for women capture a wide array of timeless styles, from a glamorous handmade alligator Ricky Bag that takes up to 12 hours to craft to weathered canvas saddle bags with authentic equestrian hardware to vintage luggage-inspired handbags that recall the golden age of travel. Ralph Lauren’s signature motifs can be found throughout — from jockey-print scarves, riding boots with equestrian hardware and vintage aviator sunglasses to striking diamante evening shoes, romantic ruffled scarves and antique, one-of-a-kind belts and jewelry. Ralph Lauren accessories and dress furnishings are a man’s most refined finishing touch. Iconic and innovative neckties, which launched the Polo brand in 1967, are woven from the finest silks. Footwear ranges from velvet monogrammed slippers and benchmade dress shoes to hand-sewn penny loafers and rugged suede and shearling duck boots. Handcrafted luggage and leathergoods combine handsome sophistication with functionality. Each accessory is meticulously designed to complement Ralph Lauren’s menswear collections — from vintage-inspired eyewear and Savile Row-inspired haberdashery to sleek silver engraved cuff links and engine-turned belt buckles to luxe cashmere scarves and hand-sewn shearling gloves. Ralph Lauren accessories are available in Ralph Lauren stores, select specialty stores and online at RalphLauren.com.

Ralph Lauren Watches and Fine Jewelry

In 2008, Ralph Lauren launched his premier collection of watches in partnership with internationally renowned luxury group Compagnie Financiere Richemont SA (“Richemont”). The three timepiece collections — the iconic Ralph Lauren Stirrup, the refined Ralph Lauren Slim Classique and the performance-inspired Ralph Lauren Sporting — embody Ralph Lauren’s passion for impeccable quality and exquisite design. Ralph Lauren timepieces feature the finest in Swiss Made manufacture movements and the world’s most luxurious materials — from pure platinum and polished 18-carat gold cases to enamel dials, traditional guilloché patterns and full-cut diamonds. Ralph Lauren Watches are available at select Ralph Lauren stores around the world and only the finest watch retailers.

In 2010, Ralph Lauren Watch and Jewelry Company introduced the premier collections of Ralph Lauren Fine Jewelry in celebration of Ralph Lauren’s new women’s flagship in New York City. Inspired by brilliance, movement and the alluring tradition of fine jewelry, this debut unveiled several collections including the Ralph Lauren Diamond Link Collection, the Ralph Lauren Equestrian Collection, the Ralph Lauren Monogram Collection, the Ralph Lauren Chunky Chains Collection and the Ralph Lauren New Romantic Collection — all capturing the timeless glamour and breathtaking craftsmanship of Ralph Lauren’s most luxurious designs. The fine jewelry collections include elegantly set pave diamond links, classic equestrian motifs stylized in shimmering diamonds, romantic chandelier earrings, chic chunky chains and lustrous pearl strands with a dazzling diamond monogram. Each piece is handcrafted using the most precious materials and intricate finishing techniques, highlighting a unique beauty and graceful silhouette that is signature Ralph Lauren. Ralph Lauren Fine Jewelry is available exclusively at the 888 Madison Avenue flagship store in New York City and is expected to be introduced internationally in 2011.

Fragrance

In 1978, Ralph Lauren expanded his lifestyle brand to encompass the world of fragrance, launching Lauren for women and Polo for men. Since then, Ralph Lauren Fragrance has captured the essence of Ralph Lauren’s men’s and women’s brands, from the timeless heritage of Lauren and Polo to the sophisticated beauty of Polo Black for men and Romance for women to the modern, fresh Ralph fragrances for her, designed to appeal to a younger audience. Women’s fragrances include Safari, Polo Sport, Ralph Lauren Blue, Lauren, Romance, the Ralph Collection, Notorious and Love. Men’s fragrances include Safari, Polo Sport, Polo Blue, Romance, Romance Silver, Purple Label, Explorer, Polo Black, Double Black and the Big Pony Collection. Ralph Lauren fragrances are available in department stores, specialty and duty free stores, perfumeries, select Ralph Lauren stores and our domestic RalphLauren.com Internet site.

Ralph Lauren Home

As the first American fashion designer to create an all-encompassing collection for the home, Ralph Lauren presents home furnishings and accessories that reflect the enduring style and exquisite craftsmanship synonymous with the name Ralph Lauren. Whether inspired by time-honored tradition, the utmost in modern sophistication or the beauty of rare objects collected around the world, Ralph Lauren Home is dedicated to only the finest materials and the greatest attention to detail for the ultimate in artisanal luxury. The collections include furniture, bed and bath linens, china, crystal, silver, decorative accessories, gifts, garden and beach, as well as lighting, window hardware, fabric, trimmings, wallcovering and area rugs. Ralph Lauren Home offers exclusive luxury goods at select Ralph Lauren stores, trade showrooms and online at RalphLauren.com. The complete world of Ralph Lauren Home can be explored online at RalphLaurenHome.com.

Lauren Home

Lauren Home presents a signature design sensibility that combines heritage elegance with a fresh, modern flair. Finely crafted and highly accessible for any well-appointed home, Lauren Home offers a wide array of collections that range from classic to modern, including bedding, bath, furniture, tabletop, gifts, decorative accessories, area rugs and lighting. Launched in 2007, Lauren Spa offers a certified collection of 100% organic bedding in all eco-friendly packaging. Lauren Home is available at select department stores, home specialty stores and online at RalphLauren.com. Information on Lauren Spa is available at RalphLauren.com/Spa.

Ralph Lauren Paint

Introduced in 1995, Ralph Lauren Paint offers exceptional-quality interior paint ranked high in the industry for performance. Inspired by classic and modern lifestyles from the world of Ralph Lauren, Ralph Lauren Paint features a signature palette of over 500 colors and a collection of unique finishes and innovative techniques. An extension of the Ralph Lauren Home lifestyle, Ralph Lauren Paint is an attainable product designed to reach a selective audience. Ralph Lauren Paint is offered at select specialty stores. The complete color palette, paint how-tos and a guide to professional painters are online at RalphLaurenPaint.com.

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

Our Wholesale Segment

Our Wholesale segment sells our products to leading upscale and certain mid-tier department stores, specialty stores and golf and pro shops, both domestically and internationally. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, and improving full-price sell-throughs to consumers. As of the end of Fiscal 2011, our Ralph Lauren-branded products were sold through approximately 10,000 doors worldwide and during Fiscal 2011, we invested approximately $35 million in related shop-within-shops primarily in domestic and international department and specialty stores.

Department stores are our major wholesale customers in North America. In Europe, our wholesale sales are a varying mix of sales to both department stores and specialty shops, depending on the country. Our collection brands — Women’s Ralph Lauren Collection and Black Label and Men’s Purple Label and Black Label — are distributed through a limited number of premier fashion retailers. In addition, we sell excess and out-of-season products through secondary distribution channels, including our retail factory stores. In Japan, our wholesale products are distributed primarily through shop-within-shops at premiere and top-tier department stores, and the mix of business is weighted to Women’s Blue Label. In Asia (excluding Japan and South Korea), our wholesale products are sold at mid and top-tier department stores, and the mix of business is primarily weighted to Men’s and Women’s Blue Label. In Asia and on a worldwide basis, products distributed through concessions-based sales arrangements are reported within our Retail segment (see “Our Retail Segment” for further discussion).

Worldwide Distribution Channels

The following table presents the number of doors by geographic location, in which Ralph Lauren-branded products distributed by our Wholesale segment were sold to consumers in our primary channels of distribution as of April 2, 2011:

Number of
Location	Doors

United States and Canada	5,943
Europe	3,919
Asia	93

Total	9,955

In addition, American Living and Chaps-branded products distributed by our Wholesale segment were sold domestically through approximately 1,700 doors as of April 2, 2011.

We have four key wholesale customers that generate significant sales volume. For Fiscal 2011, these customers in the aggregate accounted for approximately 40% of total wholesale revenues, with Macy’s, Inc. representing approximately 19% of total wholesale revenues.

Our product brands are sold primarily through our own sales forces. Our Wholesale segment maintains its primary showrooms in New York City. In addition, we maintain regional showrooms in Atlanta, Chicago, Dallas, Milan, Paris, London, Munich, Madrid, Stockholm and Tokyo.

Shop-within-Shops.  As a critical element of our distribution to department stores, we and our licensing partners utilize shop-within-shops to enhance brand recognition, to permit more complete merchandising of our lines by the department stores and to differentiate the presentation of products. Shop-within-shop fixed assets primarily include items such as customized freestanding fixtures, wall cases and components, decorative items and flooring.

As of April 2, 2011, we had approximately 16,000 shop-within-shops dedicated to our Ralph Lauren-branded wholesale products worldwide. The size of our shop-within-shops typically ranges from approximately 300 to 6,000 square feet. We normally share in the cost of these shop-within-shops with our wholesale customers.

Basic Stock Replenishment Program.  Basic products such as knit shirts, chino pants and oxford cloth shirts can be ordered at any time through our basic stock replenishment programs. We generally ship these products within two-to-five days of order receipt.

Our Retail Segment

As of April 2, 2011, our Retail segment consisted of 176 full-price retail stores and 191 factory stores worldwide, totaling approximately 2.8 million gross square feet, 510 concessions-based shop-within-shops and three e-commerce websites. The extension of our direct-to-consumer reach is a primary long-term strategic goal.

Full-Price Retail Stores

Our full-price retail stores reinforce the luxury image and distinct sensibility of our brands and feature exclusive lines that are not sold in domestic department stores. We opened 8 new full-price stores, acquired 2 previously licensed stores, and closed 15 full-price stores in Fiscal 2011. In addition, we assumed 2 full-price stores in connection with the South Korea Licensed Operations Acquisition (see “Recent Developments” for further discussion).

We operated the following full-price retail stores as of April 2, 2011:

Location	Ralph Lauren	Club Monaco	Rugby	Total

United States and Canada	60	58	11	129
Europe	21	—	—	21
Asia(a)	22	—	1	23
Latin America	3	—	—	3

Total	106	58	12	176

(a)	Includes Japan, South Korea, China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand.

•	Ralph Lauren stores feature the full-breadth of the Ralph Lauren apparel, accessory and home product assortments in an atmosphere reflecting the distinctive attitude and luxury positioning of the Ralph Lauren brand. Our seven flagship Ralph Lauren store locations showcase our upper-end luxury styles and products and demonstrate our most refined merchandising techniques.

•	Club Monaco stores feature updated fashion apparel and accessories for both men and women. The brand’s clean and updated classic signature style forms the foundation of a modern wardrobe.

•	Rugby is a vertical retail format featuring an aspirational lifestyle collection of apparel and accessories for men and women. The brand is characterized by a youthful, preppy attitude which resonates throughout the line and the store experience.

In addition to generating sales of our products, our worldwide full-price stores set, reinforce and capitalize on the image of our brands. Our stores range in size from approximately 800 to over 38,000 square feet. These full-price stores are situated in major upscale street locations and upscale regional malls, generally in large urban markets. We generally lease our stores for initial periods ranging from 5 to 10 years with renewal options.

Factory Retail Stores

We extend our reach to additional consumer groups through our 191 Polo Ralph Lauren factory stores worldwide. Our factory stores are generally located in outlet centers. We generally lease our stores for initial periods ranging from 5 to 10 years with renewal options. During Fiscal 2011, we added 19 new Polo Ralph Lauren factory stores, net, and assumed 2 factory stores in connection with the South Korea Licensed Operations Acquisition (see “Recent Developments” for further discussion).

We operated the following factory retail stores as of April 2, 2011:

Polo
Location	Ralph Lauren

United States	140
Europe	31
Asia(a)	20

Total	191

(a)	Includes Japan, South Korea, China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand.

•	Polo Ralph Lauren domestic factory stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from approximately 2,500 to 20,000 square feet, with an average of approximately 9,500 square feet, these stores are principally located in major outlet centers in 37 states and Puerto Rico.

•	Europe factory stores offer selections of our menswear, womenswear, children’s apparel, accessories, home furnishings and fragrances. Ranging in size from approximately 2,300 to 10,500 square feet, with an average of approximately 6,000 square feet, these stores are located in 11 countries, principally in major outlet centers.

•	Asia factory stores offer selections of our menswear, womenswear, children’s apparel, accessories and fragrances. Ranging in size from approximately 1,000 to 12,000 square feet, with an average of approximately 5,000 square feet, these stores are primarily located throughout Japan and in or near other major cities within the Asia-Pacific region, principally in major outlet centers.

Factory stores obtain products from our suppliers, our product licensing partners and our retail and e-commerce stores.

Concessions-based Shop-within-Shops

In Asia, the terms of trade for shop-within-shops are largely conducted on a concessions basis, whereby inventory continues to be owned by us (not the department store) until ultimate sale to the end consumer and the salespeople involved in the sales transaction are generally our employees.

As of April 2, 2011, we had 510 concessions-based shop-within-shops at approximately 236 retail locations dedicated to our Ralph Lauren-branded products, primarily in Asia, including 178 concessions-based shop-in-shops related to the South Korea Licensed Operations Acquisition. The size of our concessions-based shop-within-shops typically ranges from approximately 180 to 3,600 square feet. We share in the cost of these shop-within-shops with our department store partners.

E-commerce Websites

In addition to our stores, our Retail segment sells products online through our domestic e-commerce sites, RalphLauren.com (http://www.RalphLauren.com) and Rugby.com (http://www.Rugby.com), as well as our recently launched United Kingdom e-commerce site, RalphLauren.co.uk (http://www.RalphLauren.co.uk).

RalphLauren.com offers our customers access to a broad array of Ralph Lauren apparel, accessories and home products, allows us to reach retail customers on a multi-channel basis and reinforces the luxury image of our brands. RalphLauren.com averaged 4.4 million unique visitors a month and acquired approximately 500,000 new customers, resulting in over 2.5 million total customers in Fiscal 2011.

Rugby.com offers clothing and accessories for purchase along with style tips, unique videos and blog-based content. Rugby.com offers an extensive array of Rugby products for young men and women within a full lifestyle destination.

In October 2010, the Company launched RalphLauren.co.uk, our first European retail e-commerce site. RalphLauren.co.uk offers United Kingdom customers access to a broad array of Ralph Lauren apparel, accessories and home products, allows us to reach retail customers on a multi-channel basis and reinforces the luxury image of our brands.

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

We grant our product licensees the right to manufacture and sell at wholesale specified categories of products under one or more of our trademarks. We grant our international geographic area licensing partners exclusive rights to distribute certain brands or classes of our products and operate retail stores in specific international territories. These geographic area licensees source products from us, our product licensing partners and independent sources. Each licensing partner pays us royalties based upon its sales of our products, generally subject to a minimum royalty requirement for the right to use our trademarks and design services. In addition, licensing partners may be required to allocate a portion of their revenues to advertise our products and share in the creative costs associated with these products. Larger allocations are required in connection with launches of new products or in new territories. Our licenses generally have one to five-year terms and may grant the licensee conditional renewal options.

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

Approximately 40% of our licensing revenue for Fiscal 2011 was derived from four licensing partners: Luxottica Group, S.p.A. (12%), Peerless, Inc. (10%), The Warnaco Group, Inc. (9%) and L’Oreal S.A. (9%).

Product Licenses

The following table lists our principal product licensing agreements for men’s sportswear, men’s tailored clothing, men’s underwear and sleepwear, eyewear and fragrances as of April 2, 2011. The products offered by these licensing partners are listed below. Except as noted in the table, these product licenses cover the U.S. or North America only.

Licensing Partner	Licensed Product Category

Hanes Brands	Men’s Polo Ralph Lauren Underwear and Sleepwear
L’Oreal S.A. (global)	Men’s and Women’s Fragrances, Cosmetics, Color and Skin Care Products
Luxottica Group, S.p.A. (global)	Eyewear
Peerless, Inc.	Men’s, Chaps, Lauren, Ralph and American Living Tailored Clothing
The Warnaco Group, Inc.	Men’s Chaps Sportswear

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

The following table identifies our principal international area licensing partners (excluding Ralph Lauren Home and Club Monaco licensees) as of April 2, 2011:

Licensing Partner	Territory

Oroton Group/PRL Australia	Australia and New Zealand
P.R.L. Enterprises, S.A.	Panama, Aruba, Curacao, the Cayman Islands, Costa Rica, Nicaragua, Honduras, El Salvador, Guatemala, Belize, Colombia, Ecuador, Bolivia, Peru, Antigua, Barbados, Bonaire, the Dominican Republic, St. Lucia, St. Martin, Trinidad and Tobago
Commercial Madison, S.A.	Chile

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

As of April 2, 2011, our international licensing partners operated 57 Ralph Lauren stores, 48 Ralph Lauren concession shops and 56 Club Monaco stores and dedicated shops.

Ralph Lauren Home

Together with our licensing partners, we offer an extensive collection of home products that draw upon and further the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home, Lauren by Ralph Lauren, Chaps and American Living brands in three primary categories: bedding and bath, home décor and home improvement. As of April 2, 2011, we had agreements with thirteen domestic and two international home product licensing partners, and one international home product sublicensing partner.

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

Ralph Lauren Home products are positioned at the upper tiers of their respective markets and are offered at a range of price levels. These products are generally distributed through several channels of distribution, including department stores, specialty home furnishings stores, interior design showrooms, customer direct mail catalogs, home centers and the Internet, as well as our own stores and e-commerce websites. As with our other products, the use of shop-within-shops is central to our department store distribution strategy.

The Ralph Lauren Home, Lauren by Ralph Lauren, Chaps and American Living home products offered by us and our product licensing partners as of April 2, 2011 primarily consisted of the following:

Category	Licensed Product	Licensing Partner

Bedding and Bath	Sheets, bedding accessories, towels, blankets, down comforters, other decorative bedding and accessories	WestPoint Home, Inc.(1), Fremaux-Delorme, Ichida, Kohl’s Department Stores, Inc., J.C. Penney Corp., Inc.
Home Décor	Fabric and wallpaper	P. Kaufmann, Inc.
	Furniture	EJ Victor, Inc., Schnadig International Corp.
	Tabletop and giftware	Fitz and Floyd, Inc.
	Window and decorative accessories	J.C. Penney Corp., Inc.
Home Improvement	Interior paints and stains	Akzo Nobel Paints LLC

(1)	On May 1, 2011, our Lauren by Ralph Lauren bedding and bath product licenses with WestPoint Home, Inc. expired and we assumed control of the related wholesale product distribution.

Product Design

Our products reflect a timeless and innovative interpretation of American style with a strong international appeal. Our consistent emphasis on new and distinctive design has been an important contributor to the prominence, strength and reputation of the Ralph Lauren brands.

All Ralph Lauren products are designed by, or under the direction of, Mr. Ralph Lauren and our design staff, which is divided into nine departments: Menswear, Women’s Collection, Women’s Ready to Wear, Dresses, Children’s, Accessories (including footwear), Home, Club Monaco and Rugby. We form design teams around our brands and product categories to develop concepts, themes and products for each brand and category. Through close collaboration with merchandising, sales and production staff, these teams support all three segments of our business — Wholesale, Retail and Licensing — in order to gain market and other valuable input.

Marketing and Advertising

Our marketing program communicates the themes and images of our brands and is an integral feature of our product offering. Worldwide marketing is managed on a centralized basis through our advertising and public relations departments in order to ensure consistency of presentation.

We create distinctive image advertising for all of our brands, conveying the particular message of each one within the context of the overall Ralph Lauren aesthetic. Advertisements generally portray a lifestyle rather than a specific item and include a variety of products offered by ourselves and, in some cases, our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons, with additions throughout the year to coincide with product deliveries. In addition to print, some brands have utilized television and outdoor media in their marketing programs. Our e-commerce websites present the Ralph Lauren lifestyle on the Internet while offering the full breadth of our apparel, accessories and home products.

We advertise in consumer and trade publications, and participate in cooperative advertising on a shared cost basis with some of our retailer partners. In addition, we provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at retail locations. We expensed approximately $192 million related to the advertising of our products in Fiscal 2011.

When our domestic licensing partners are required to spend an amount equal to a percent of their licensed product sales on advertising, we coordinate the advertising placement on their behalf.

We also conduct a variety of public relations activities. Each of our spring and fall womenswear collections are presented at major fashion shows in New York City, which typically generate extensive domestic and international media coverage. We introduce each of the spring and fall menswear collections at press presentations in major cities such as New York and Milan, Italy. In addition, we organize in-store appearances by our models, certain professional athletes and sponsors. We are the first exclusive outfitter for all on-court officials at the Wimbledon tennis tournament and are currently the official outfitter of all on-court officials at the U.S. Open tennis tournament. We are also the exclusive Official Parade Outfitter for the 2012 U.S. Olympic and Paralympic Teams and have the right to manufacture, distribute, advertise, promote and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear.

In January 2011, we entered into a five-year agreement with the United States Golf Association (“USGA”) to be the official apparel outfitter for the USGA and the U.S. Open Championships and will serve as the championship’s largest on-site apparel supplier.

Sourcing, Production and Quality

We contract for the manufacture of our products and do not own or operate any production facilities. Over 400 different manufacturers worldwide produce our apparel, footwear and accessories products, with no one manufacturer providing more than 8% of our total production during Fiscal 2011. We source both finished products and raw materials. Raw materials include fabric, buttons and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2011, less than 2%, by dollar volume, of our products were produced in the U.S., and over 98%, by dollar volume, were produced outside the U.S., primarily in Asia, Europe and South America. See “Import Restrictions and other Government Regulations” and Item 1A — “Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products.”

Most of the businesses in our Wholesale segment must commit to manufacture our garments before we receive customer orders. We also must commit to purchase fabric from mills well in advance of our sales. If we overestimate our primary customers’ demand for a particular product or the need for a particular fabric or yarn, we may sell the excess products or garments made from such fabric or yarn in our factory stores or through secondary distribution channels.

Suppliers operate under the close supervision of our global manufacturing division and buying agents headquartered in Asia, the Americas and Europe. All garments are produced according to our specifications. Production and quality control staff in Asia, the Americas and Europe monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification and compliance programs, so that quality assurance is focused upon as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

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

See Item 1A — “Risk Factors — Risks Relating to the Industry in Which We Compete — We face intense competition in the worldwide apparel industry.”

Distribution

To facilitate distribution in the U.S., Ralph Lauren products are shipped from manufacturers to a network of distribution centers for inspection, sorting, packing, and delivery to retail and wholesale customers. This network includes our owned distribution center in Greensboro, North Carolina, two leased facilities in High Point, North Carolina, and third party logistics centers in Chino Hills, California and Miami, Florida. All facilities are designed to allow for high density cube storage and value added services, and utilize unit and carton tracking technology to facilitate process control and inventory management. Canadian distribution to Club Monaco stores is supported by a third party logistics provider in Toronto, Ontario. European distribution is serviced by a third party facility located in Parma, Italy. Japanese distribution has historically been serviced by third party facilities located in Kawasaki and Ebina, and is in the process of being transitioned to a new third party facility located in Yokohama. South Korean distribution is serviced by a leased facility in Gasan. Excluding Japan and South Korea, distribution in Asia is serviced by a third party facility in Hong Kong, supported by third party locations in China, Singapore, Malaysia and Taiwan. South American distribution is serviced by third party facilities in Buenos Aires, Argentina and Montevideo, Uruguay. The distribution network is managed through globally integrated information technology systems.

RalphLauren.com and Rugby.com customer order fulfillment is performed at a leased facility in High Point, North Carolina. Customer order fulfillment for RalphLauren.co.uk, our newly launched United Kingdom retail e-commerce site, is performed at a third party fulfillment center in Parma, Italy.

Management Information Systems

Our management information systems make the design, marketing, manufacturing, importing and distribution of our products more efficient by providing, among other things:

•	comprehensive order processing;

•	production and design information;

•	accounting information; and

•	an enterprise view of information for our design, marketing, manufacturing, importing and distribution functions.

The point-of-sale registers in conjunction with other systems in our stores enable us to track inventory from store receipt to final sale on a real-time basis. We believe our merchandising and financial systems, coupled with our point-of-sale registers and software programs, allow for stock replenishment, effective merchandise planning and real-time inventory accounting. See Item 1A — “Risk Factors — Risks Related to Our Business — Certain legal proceedings, regulatory matters and accounting changes could adversely impact our results of operations.”

In the U.S., we utilize an automated replenishment system, Logility, to facilitate the processing of basic replenishment orders from our Retail segment and wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. We have a collaborative relationship with many of our suppliers that enables us to reduce cash-to-cash cycles in the management of our inventory.

We are in the process of implementing a new global financial and reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years, and began with the migration of certain of our domestic human resource systems to the new system during the fourth quarter of Fiscal 2011.

See Item 1A — “Risk Factors — Risks Related to Our Business — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.”

Wholesale Credit Control

We manage our own credit function. We sell our merchandise principally to major department stores and extend credit based on an evaluation of the customer’s financial capacity and condition, usually without requiring collateral. We monitor credit levels and the financial condition of our customers on a continuing basis to minimize credit risk. We do not factor or underwrite our accounts receivables, or maintain credit insurance to manage the risks of bad debts. Collection and deduction transactional activities are principally provided through a third party service provider. See Item 1A — “Risk Factors — Risks Related to Our Business — Our business could be negatively impacted by any financial instability of our customers.”

Wholesale Backlog

We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. Such orders are generally subject to broad cancellation rights. As of April 2, 2011, our total backlog was $1.391 billion, compared to $1.160 billion as of April 3, 2010. We expect that substantially all of our backlog orders as of April 2, 2011 will be filled within the next fiscal year. The size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received, and the timing of shipments. As a consequence, a comparison of the size of our order backlog from period to period may not be necessarily meaningful, nor may it be indicative of eventual shipments.

Trademarks

We own the “Polo,” “Ralph Lauren,” “Polo by Ralph Lauren Design” and the famous polo player astride a horse trademarks in the U.S. and approximately 100 countries worldwide. Other trademarks that we similarly own include:

•	“Lauren Ralph Lauren”;

•	“Lauren”;

•	“Purple Label”;

•	“Blue Label”;

•	“Black Label”;

•	“Pink Pony”;

•	“Ralph”;

•	“RRL”;

•	“Club Monaco”;

•	“Rugby”;

•	“RLX”;

•	“Chaps”;

•	“American Living”; and

•	Various trademarks pertaining to fragrances and cosmetics.

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

Import Restrictions and Other Government Regulations

Virtually all of our merchandise imported into the U.S., Canada, Europe, and Asia is subject to duties. In addition, most of the countries to which we ship could impose safeguard quotas and duties to protect their local industries from import surges that threaten to create market disruption. In this regard, effective July 21, 2011, safeguard duties will be imposed by Turkey on imports of textiles and apparel from certain countries. The U.S. and other countries may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) at unfairly traded prices that in such increased quantities as to cause (or threaten) injury to the relevant domestic industry (generally known as “anti-dumping” actions). Canada currently has an anti-

dumping order on waterproof footwear under consideration. If dumping is suspected in the U.S., the U.S. Government may self-initiate a dumping case on behalf of the U.S. textile industry which could significantly affect our costs. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the U.S. Government to offset subsidies provided by a foreign government to foreign manufactures if the importation of such subsidized merchandise injures or threatens to injure a U.S. industry. Recent developments have now made it possible to impose countervailing duties on products from non-market economies, such as China, which could significantly increase our costs.

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

Apparel and other products sold by us are also subject to regulation in the U.S. and other countries by other governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Fish and Wildlife Service and the Consumer Products Safety Commission, including the Consumer Product Safety Improvement Act, which imposes new limitations on the permissible amounts of lead and phthalates allowed in children’s products. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety particularly with respect to products used by children. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future. Our licensed products and licensing partners are also subject to regulation. Our agreements require our licensing partners to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or operating results.

Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

Employees

As of April 2, 2011, we had approximately 24,000 employees, both full and part-time, consisting of approximately 16,000 in the U.S. and approximately 8,000 in foreign countries. Approximately 30 of our U.S. production and distribution employees in the womenswear business are members of UNITE HERE (which was previously known as the Union of Needletrades, Industrial and Textile Employees, prior to its merger with the Hotel Employees and Restaurant Employees International Union) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers

The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 71	Mr. Lauren has been Chairman, Chief Executive Officer and a director of the Company since prior to the Company’s initial public offering in 1997, and was a member of the Advisory Board of the Board of Directors of the Company’s predecessors since their organization. He founded Polo in 1967 and has provided leadership in the design, marketing, advertising and operational areas since such time.
Roger N. Farah	Age 58	Mr. Farah has been President, Chief Operating Officer and a director of the Company since April 2000. He was Chairman of the Board of Venator Group, Inc. from December 1994 to April 2000, and was Chief Executive Officer of Venator Group, Inc. from December 1994 to August 1999. Mr. Farah is a member of the Board of Directors of Aetna, Inc. and Progressive Corp.
Jackwyn L. Nemerov	Age 59	Ms. Nemerov has been Executive Vice President of the Company since September 2004 and a director of the Company since February 2007. From 1998 to 2002, she was President and Chief Operating Officer of Jones Apparel Group, Inc.
Tracey T. Travis	Age 48	Ms. Travis has been Senior Vice President of Finance and Chief Financial Officer of the Company since January 2005. Ms. Travis served as Senior Vice President, Finance of Limited Brands, Inc. from April 2002 until August 2004, and Chief Financial Officer of Intimate Brands, Inc. from April 2001 to April 2002. Prior to that time, Ms. Travis was Chief Financial Officer of the Beverage Can Americas group at American National Can from 1999 to 2001, and held various finance and operations positions at Pepsi Bottling Group from 1989 to 1999. Ms. Travis is a member of the Board of Directors of the Lincoln Center Theater.
Mitchell A. Kosh	Age 61	Mr. Kosh has served as Senior Vice President of Human Resources of the Company since July 2000. He was Senior Vice President of Human Resources of Conseco, Inc., from February 2000 to July 2000. Prior to that time, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

Item 1A.	Risk Factors.

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our prospects, our results of operations, our financial condition, our liquidity, the trading prices of our securities, and the actual outcome of matters as to which forward-looking statements are made in this report. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business operations.

Risks Related to Our Business

The loss of the services of Mr. Ralph Lauren or other key personnel could have a material adverse effect on our business.

Mr. Ralph Lauren’s leadership in the design, marketing and operational areas of our business has been a critical element of our success since the inception of our Company. The death or disability of Mr. Lauren or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could also have a material adverse effect on us. We are not protected by a material amount of key-man or similar life insurance covering Mr. Lauren, our other executive officers and certain other members of senior management. We have entered into employment agreements with Mr. Lauren and our other executive officers, but the noncompete period with respect to Mr. Lauren and certain other executive officers could, in some circumstances in the event of their termination of employment with our Company, end prior to the employment term set forth in their employment agreements.

Our business could be negatively impacted by any financial instability of our customers.

We sell our wholesale merchandise primarily to major department stores across the U.S., Europe and Asia and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to that customer’s receivables. In the aggregate, our four largest wholesale customers constituted approximately 30% of our gross trade accounts receivable outstanding as of April 2, 2011 and contributed approximately 40% of all wholesale revenues for Fiscal 2011. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business, financial condition or liquidity. See Item 1 — “Business — Wholesale Credit Control.”

Uncertain economic conditions could have a negative impact on our major customers and suppliers which in turn could materially adversely affect our operating results and liquidity.

The uncertain state of the global economy is having a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our revolving credit facility will provide us with sufficient liquidity through the current economic uncertainty, the impact of economic conditions on our major customers and suppliers cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our operating results and liquidity.

We cannot assure the successful implementation of our growth strategy.

As part of our growth strategy, we seek to extend our brands, expand our geographic coverage and increase direct management of our brands by opening more of our own stores, strategically acquiring or integrating select businesses previously held by our licensees and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in Europe, Asia and other international areas. As discussed in Item 1 — “Business — Recent Developments,” on January 1, 2011, we acquired our previously licensed Polo-branded apparel and accessories business in South Korea. In Fiscal 2010, we acquired our previously licensed Polo-branded apparel business in the Asia-Pacific region (excluding Japan and South Korea). In Fiscal 2009, we acquired our previously licensed childrenswear and golf apparel businesses in Japan.

We may have difficulty integrating acquired businesses into our operations, hiring and retaining qualified key employees, or otherwise successfully managing such expansion. Furthermore, we may not be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration.

Implementation of our growth strategy involves the continuation and expansion of our retail distribution network, both in the U.S. and abroad, which are subject to many factors beyond our control. We may not be able to procure, purchase or lease desirable free-standing or department store locations, or renew and maintain existing free-standing store leases and department store locations on acceptable terms, or secure suitable replacement locations. The lease negotiation as well as the number and timing of new stores actually opened during any given period, and their associated contribution to net income for the period, depends on a number of factors including, but not limited to: (i) the availability of suitable financing to us and our landlords; (ii) the timing of the delivery of the leased premises to us from our landlords in order to commence build-out construction activities; (iii) our ability and our landlords’ ability to obtain all necessary governmental licenses and permits to construct and operate our stores on a timely basis; (iv) our ability to manage the construction and development costs of new stores; (v) the rectification of any unforeseen engineering or environmental problems with the leased premises; (vi) adverse weather during the construction period; and (vii) the hiring and training of qualified operating personnel in the local market. While we continue to explore new markets and are always evaluating new potential locations, any of the above factors could have an adverse impact on our financial operations.

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

As of April 2, 2011, we source a significant portion of our products outside the U.S. through arrangements with over 400 foreign vendors in various countries. In Fiscal 2011, over 98%, by dollar value, of our products were produced outside the U.S., primarily in Asia, Europe and South America. Risks inherent in importing our products include:

•	changes in social, political and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	the imposition of additional regulations relating to imports or exports;

•	the imposition of additional duties, taxes and other charges on imports or exports;

•	significant fluctuations of the cost of raw materials;

•	increases in the cost of fuel, travel and transportation;

•	disruptions of shipping and international trade caused by natural and man-made disasters;

•	significant delays in the delivery of cargo due to security considerations;

•	the imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

•	the imposition of sanctions in the form of additional duties either by the U.S. or its trading partners to remedy perceived illegal actions by national governments.

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

Our business could suffer as a result of increases in the price of raw materials, freight or labor or a manufacturer’s inability to produce our goods on time and to our specifications.

We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications primarily by international manufacturers. During Fiscal 2011, less than 2%, by dollar value, of our men’s and women’s products were manufactured in the U.S. and over 98%, by dollar value, of these products were manufactured in other countries. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a substantial reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. Additionally, prices of raw materials used to manufacture our products may fluctuate and increases in prices of such raw materials could have a material adverse effect on our cost of sales. Furthermore, the cost of labor at many of our third-party manufacturers has been increasing significantly and, as the middle class in developing countries continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation has been increasing as well and it is unlikely that such cost pressure will abate if oil prices continue to increase and there is continued significant unrest in the Middle East. We may not be able to offset such increases in raw materials, freight or labor costs through pricing actions or other means.

Our business is exposed to domestic and foreign currency fluctuations.

We generally purchase our products in U.S. dollars. However, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales and licensing revenue generally is derived from sales in foreign currencies. These foreign currencies primarily include the Japanese Yen, the South Korean Won, the Euro and the British Pound Sterling, and this revenue could be materially affected by currency fluctuations. Although we hedge certain exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management.”

Fluctuations in our tax obligations and effective tax rate may result in volatility of our operating results and stock price.

We are subject to income taxes in many U.S. and certain foreign jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax positions in multiple tax jurisdictions. At any one time, multiple tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. In addition, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings by jurisdiction or by changes to existing accounting rules or regulations.

Our Company has an exclusive relationship with certain customers for some of our products. The loss or significant decline in business of any of these customers could negatively impact our business.

We have exclusive relationships with certain customers for distribution of some of our products, including our American Living and Chaps products. Our arrangements with JCPenney and Kohl’s for the American Living and Chaps products, respectively, make us dependent on the financial and operational health of those companies. Additionally, the loss of either of these relationships could have an adverse effect on our Wholesale business.

Our business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the retail industry.

Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners, including sales made by our sales force of Ralph Lauren Home products, are also made to our largest department store customers. In the aggregate, our four largest wholesale customers accounted for approximately 40% of our wholesale net sales during Fiscal 2011. There can be no assurance that consolidations, restructurings, reorganizations or other ownership changes in the department store sector will not have a material adverse effect on our wholesale business.

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

Certain legal proceedings, regulatory matters and accounting changes could adversely impact our results of operations.

We are involved in certain legal proceedings and are subject from time to time to various claims involving alleged breach of contract claims, intellectual property and other related claims, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters and other litigations. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to our Company or have a negative impact on our reputation or relations with our employees, customers, licensees or other third parties. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that our Company devotes substantial time and resources to defend itself. Further, changes in governmental regulations both in the U.S., including potential changes in state laws regarding the escheatment of unredeemed gift cards, and in other countries where we conduct business operations could have an adverse impact on our results of operations. See Item 3 — “Legal Proceedings” for further discussion of our Company’s legal matters.

In addition, we are subject to changes in accounting rules and interpretations. The Financial Accounting Standards Board is currently in the process of amending a number of existing accounting standards governing a variety of areas. Certain of these proposed standards, particularly the proposed standard governing accounting for leases, if and when effective, would likely have a material impact on our consolidated financial statements. See Note 4 to the accompanying audited consolidated financial statements for further discussion of proposed amendments to current accounting standards.

Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.

Our Company relies heavily on our computer systems to record and process transactions and manage and operate our business. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders from our Retail segment and our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have

e-commerce and other Internet websites in the U.S. and U.K. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages.

We are continually improving and upgrading our computer systems and software. We are in the process of implementing a new global financial and reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years, and began with the migration of certain of our domestic human resource systems to the new global financial and reporting system during the fourth quarter of Fiscal 2011. This implementation effort will continue in the first quarter of Fiscal 2012, when certain of our domestic operational and financial systems will be transitioned to the new system. Implementation of a new global financial and reporting system involves risks and uncertainties. Any disruptions, delays or deficiencies in the design or implementation of the new system could result in increased costs and adversely affect our ability to timely report our financial results, which could negatively impact our business and results of operations.

A privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk and adversely affect our business.

As part of our normal course of business, we collect, process and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by our Company or our vendors, could severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business.

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

Our results of operations could be affected by natural events in the locations in which we or our customers or suppliers operate.

We have operations, including retail, distribution and warehousing operations, in locations subject to natural disasters such as severe weather and geological events that could disrupt our operations. In addition, our suppliers and customers also have operations in these locations. Such an event occurred in Japan on March 11, 2011, where the northern region of Japan experienced a severe earthquake followed by a series of tsunamis, resulting in damage to the region’s industrial infrastructure and environmental pollution. In addition to the negative direct effects to the Japanese economy, the country’s position as a major exporter in the world may result in a regional or global downturn in economic activity. The degree to which the earthquake in Japan will have an economic disruption on the regional and global economies remains uncertain at this time; however, the impact may result in a decrease in the demand for our products that could have an adverse impact on our financial condition and results of operations.

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

We compete with other companies for the production capacity of our manufacturers. Some of these competitors have greater financial and other resources than we have, and thus may have an advantage in the competition for production. If we experience a significant increase in demand, or if an existing manufacturer of ours must be replaced, we may have to expand our third-party manufacturing capacity. We cannot guarantee that this additional capacity will be available when required on terms that are acceptable to us. See Item 1 — “Business — Sourcing, Production and Quality.” We enter into a number of purchase order commitments each season specifying a time for delivery, method of payment, design and quality specifications and other standard industry provisions, but do not have long-term contracts with any manufacturer. None of the manufacturers we use produce our products exclusively.

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

The voting shares of our Company’s stock are concentrated in one majority stockholder.

As of April 2, 2011, Mr. Ralph Lauren, or entities controlled by the Lauren family, owned approximately 76% of the voting power of the outstanding common stock of our Company. As a result, Mr. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class, and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of our Company and our stockholders. At the same time, however, we recognize that from time to time it may be helpful to provide investors with guidance as to our quarterly and annual forecast of net sales and earnings. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. If and when we announce actual results that differ from those that have been predicted by us, outside analysts or others, the market price of our securities could be affected. Investors who rely on the predictions when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

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

Consumer purchases of discretionary items and luxury retail products, including our products, may continue to decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economies in which we, or our licensing partners, sell our products may materially adversely affect our businesses and our revenues and profits. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Our Objectives and Risks” for further discussion.

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

We face a variety of intense competitive challenges from other domestic and foreign fashion-oriented apparel and casual apparel producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than we have. We compete with these companies primarily on the basis of:

•	anticipating and responding to changing consumer demands in a timely manner;

•	maintaining favorable brand recognition, loyalty and reputation for quality;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers;

•	appropriately sourcing raw materials at cost-effective prices;

•	appropriately pricing products;

•	failure to anticipate and maintain proper inventory levels;

•	providing strong and effective marketing support;

•	creating an acceptable value proposition for retail customers;

•	ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers; and

•	obtaining sufficient retail floor space and effective presentation of our products at retail stores.

We also face increasing competition from companies selling apparel and home products through the Internet. Although we sell our products through the Internet, increased competition in the worldwide apparel, accessories and home product industries from Internet-based competitors could reduce our sales, prices and margins and adversely affect our results of operations.

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

We lease space for our retail and factory stores and showrooms, and warehouse and office space in various domestic and international locations. We do not own any real property except for our distribution facility in Greensboro, North Carolina and a parcel of land adjacent to the facility, and retail stores in Southampton, New York and Nantucket, Massachusetts.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

The following table sets forth information with respect to our key properties:

		Approximate	Current Lease Term
Location	Use	Sq. Ft.	Expiration

Greensboro, NC	Wholesale distribution facility	1,500,000	Owned
High Point, NC	Retail e-commerce call center and distribution facility	363,000	January 31, 2023
High Point, NC	Retail distribution facility	343,000	December 31, 2022
625 Madison Avenue, NYC	Corporate offices and home showroom	270,000	December 31, 2019
650 Madison Avenue, NYC	Executive, corporate offices and design studio, Men’s showrooms	270,000	December 31, 2024
Lyndhurst, NJ	Corporate and retail administrative offices	170,000	December 31, 2019
550 7th Avenue, NYC	Corporate offices, design studio and Women’s showrooms	84,000	December 31, 2018
Geneva, Switzerland	European corporate offices	60,000	March 31, 2013
Hong Kong, China	Asia-Pacific corporate and sourcing administrative offices	42,000	October 31, 2013
London, UK	Retail flagship store	40,000	July 4, 2021
888 Madison Avenue, NYC	Retail flagship store	37,900	August 31, 2027
867 Madison Avenue, NYC	Retail flagship store	27,700	December 31, 2013
Paris, France	Retail flagship store	25,700	May 31, 2018
Tokyo, Japan	Retail flagship store	21,000	December 31, 2020

As of April 2, 2011, we operated 367 retail stores, totaling approximately 2.8 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable locations.

Item 3.	Legal Proceedings.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), Polo’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against our Company and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the court granted Polo’s summary judgment motion to dismiss most of the claims against our Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower court’s ruling. Discovery on those claims that were not dismissed is ongoing and a trial date has not yet been set. We intend to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on our financial statements.

Other Matters

We are involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, and employee relations. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial statements. However, our assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “RL.” The following table sets forth the high and low sales prices per share of the Class A common stock, as reported on the NYSE Composite Tape, and the cash dividends per common share declared for each quarterly period in our two most recent fiscal years:

	Market Price of
	Class A		Dividends
	Common Stock		Declared per
	High	Low	Common Share

Fiscal 2011:
First Quarter	$95.59	$71.14	$0.10
Second Quarter	91.76	71.12	0.10
Third Quarter	115.45	89.66	0.10
Fourth Quarter	128.56	102.33	0.20
Fiscal 2010:
First Quarter	$59.51	$40.79	$0.05
Second Quarter	78.44	49.20	0.05
Third Quarter	83.50	71.71	0.10
Fourth Quarter	86.97	75.06	0.10

Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On November 4, 2009, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.05 per share to $0.10 per share. On February 8, 2011, our Board of Directors approved an additional increase to our quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share. Approximately $48 million was recorded as a reduction to retained earnings during Fiscal 2011 in connection with our dividends.

As of May 20, 2011, there were 1,048 holders of record of our Class A common stock and 15 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer, and entities controlled by the Lauren family and are convertible at any time into shares of Class A common stock on a one-for-one basis. During Fiscal 2011 and Fiscal 2010, Mr. Lauren converted 11.3 million and 1.2 million shares of Class B common stock, respectively, into an equal number of shares of Class A common stock pursuant to the terms of the security.

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended April 2, 2011:

				Total Number of	Approximate Dollar
			Average	Shares Purchased as	Value of Shares
	Total Number of		Price	Part of Publicly	That May Yet be
	Shares		Paid per	Announced Plans or	Purchased Under the
	Purchased(1)		Share	Programs(1)	Plans or Programs
					(millions)

January 2, 2011 to January 29, 2011	—		$—	—	$469
January 30, 2011 to February 26, 2011	345,000		124.26	345,000	676
February 27, 2011 to April 2, 2011	1,655,134	(2)	123.30	1,655,000	472

	2,000,134			2,000,000

(1)	Except as noted below, these purchases were made on the open market under our Class A common stock repurchase program. During Fiscal 2011, our Board of Directors approved an expansion of our existing stock repurchase program by allowing us to repurchase up to an additional $775 million in Class A common stock, $275 million of which was approved on May 18, 2010, $250 million of which was approved on August 5, 2010, and $250 million of which was approved on February 8, 2011. Repurchases of shares of Class A common stock are subject to overall business and market conditions. This program does not have a fixed termination date.

On May 24, 2011, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that will allow it to repurchase up to an additional $500 million of Class A common stock.

(2)	Includes 134 shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award issued under the 1997 Long-Term Stock Incentive Plan.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock with the cumulative total return of the Standard & Poor’s 500 Index, and a peer group index of companies that we believe are closest to ours (the “Peer Group”) for the period from March 31, 2006, the last trading day of our 2006 fiscal year, through April 1, 2011, the last trading day of our 2011 fiscal year. Our Peer Group consists of Coach, Estee Lauder, Jones Apparel, Kenneth Cole, Liz Claiborne, Phillips Van Heusen, Tiffany & Co., VF Corp., Warnaco, LVMH, Burberry, PPR SA, Hermes International, Richemont, Luxottica and Tod’s Group. All calculations for foreign companies in our Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming an investment in the Class A common stock and each index of $100 on March 31, 2006, with all dividends reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Polo Ralph Lauren Corporation, The S&P 500 Index
and a Peer Group

*	$100 invested on 3/31/06 in stock or index, including reinvestment of dividends. Index calculated on month-end basis.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data.

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

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with our audited consolidated financial statements and footnotes, which are included elsewhere in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2011 ended on April 2, 2011 and reflected a 52-week period; Fiscal 2010 ended on April 3, 2010 and reflected a 53-week period; and Fiscal 2009 ended on March 28, 2009 and reflected a 52-week period.

INTRODUCTION

MD&A is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in our financial condition, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, including our objectives and risks, and a summary of our financial performance for Fiscal 2011. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2011, Fiscal 2010 and Fiscal 2009.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for Fiscal 2011, Fiscal 2010 and Fiscal 2009, as well as a discussion of our financial condition and liquidity as of April 2, 2011. The discussion of our financial condition and liquidity includes (i) a discussion of our financial position compared to the prior fiscal year end, (ii) the available financial capacity under our credit facilities, (iii) a summary of our key debt compliance measures and (iv) a summary of our outstanding debt and commitments as of April 2, 2011.

•	Market risk management. This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates and our investments, as well as the underlying market conditions as of April 2, 2011.

•	Critical accounting policies. This section discusses accounting policies considered to be important to our financial condition and results of operations, which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our accompanying audited consolidated financial statements.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of certain accounting standards that have been recently issued or proposed.

OVERVIEW

Our Business

Our Company is a global leader in the design, marketing and distribution of premium lifestyle products including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Women’s Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Rugby, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others.

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our wholesale business (representing approximately 49% of Fiscal 2011 net revenues) consists of wholesale-channel sales made principally to major department stores and specialty stores located throughout the U.S., Canada, Europe and Asia. Our retail business (representing approximately 48% of Fiscal 2011 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, South America, Europe and Asia; through concessions-based shop-within-shops located primarily in Asia; and through our domestic retail e-commerce sites located at www.RalphLauren.com and www.Rugby.com, as well as our recently launched United Kingdom retail e-commerce site located at www.RalphLauren.co.uk. In addition, our licensing business (representing approximately 3% of Fiscal 2011 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 33% of our Fiscal 2011 net revenues was earned in international regions outside of the U.S. and Canada. See Note 22 to the accompanying audited consolidated financial statements for a summary of net revenues by geographic location.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment.

Our Objectives and Risks

Our core strengths include a portfolio of global luxury lifestyle brands, a strong and experienced management team, a proven ability to develop and extend our brands distributed through multiple retail channels in global markets, a disciplined investment philosophy and a solid balance sheet. Despite the various risks and uncertainties associated with the current global economic environment as further discussed below, we believe our core strengths will allow us to continue to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

Our financial performance has been driven by our focus on six key objectives:

•	Creating unique businesses primarily centered around one core and heritage-driven brand;

•	Diversifying and expanding our products and price points, distribution channels and geographic regions;

•	Improving brand control and positioning;

•	Focusing on selective strategic partnerships;

•	Implementing infrastructure improvements that support a worldwide business; and

•	Funding our expansion through strong operating cash flow.

As our business has grown, our portfolio mix and brand control has evolved from primarily that of a mono-brand U.S.-centric menswear wholesaler with a broad array of product and geographic licenses to that of a portfolio of lifestyle brands with a “direct control” model over most of our brands, products and international territories. We believe that this broader and better-diversified portfolio mix positions us for ongoing growth, offering our customers a range of products, price points and channels of distribution, and our size and global operations favorably position us to take advantage of synergies in design, sourcing and distribution.

While balancing our long-term key strategic objectives with our near-term priorities to manage through the various risks associated with the current global economic environment, we intend to continue to pursue select opportunities for growth during the course of Fiscal 2012 and beyond. These opportunities and continued investment initiatives include:

•	International Growth Opportunities

➢	Ongoing development and growth of our recently acquired businesses in Asia, including the continued execution of our plans to expand our retail businesses and maximize our distribution opportunities in conjunction with the implementation of advertising and marketing strategies to elevate brand perception in certain of the markets in this region; and

➢	Continued growth of our European businesses, including the introduction of our Club Monaco product line and continued expansion of our Lauren product line across our wholesale distribution channels.

•	Direct-to-Consumer Growth Opportunities

➢	Global expansion of our e-commerce operations, including the continued expansion of our related operations in Europe and the introduction of e-commerce in Asia.

•	Product Innovation and Brand Extension Growth Opportunities

➢	Further development and broadening of our luxury accessories product offerings, including handbags, footwear, small leathergoods and watches/jewelry, and continued worldwide expansion of our eyewear distribution;

➢	Continued expansion of our Lauren, Club Monaco, Rugby, RRL and RLX product assortments across various categories on a global basis;

➢	Continued extension of our Home product lines, including within our wholesale distribution channels; and

➢	Worldwide expansion of our denim product offerings and associated distribution channels.

•	Investment in Operational Infrastructure

➢	Further system enhancements and implementations to meet the expanding needs of our global organization, including the implementation of a new global financial and reporting system as part of a multi-year initiative.

•	Global Talent Development and Management

➢	Continue to enhance our organizational development and talent management to support our global growth initiatives, including the formalization of succession plans for key leadership positions.

•	Disciplined Cost Management

➢	Continue to evaluate strategies to leverage higher sales volumes more efficiently and explore cost savings opportunities, including shared service initiatives.

Global Economic Developments

The state of the global economy continues to impact the level of consumer spending for discretionary items. This has affected our business as it is highly dependent on consumer demand for our products. While the U.S. and certain other international economies have shown signs of stabilization, there are still significant macroeconomic risks such as high rates of unemployment, rising fuel prices and continued global economic uncertainty, including in Japan where the recent earthquake and resulting tsunami and nuclear crisis have caused a significant disruption in economic conditions. While the degree to which recent events in Japan will affect the global economy remains uncertain at this time, the impact is expected to have a negative effect on the sales and operating margins of our Japanese operations in Fiscal 2012. Further, notwithstanding the reported sales and margin growth that we experienced during Fiscal 2011, we believe the global macroeconomic environment and the ongoing constrained level of worldwide consumer spending and modified consumption behavior will continue to have an impact on our business for the foreseeable future.

In addition, during the second half of Fiscal 2011 and particularly in the fourth quarter, we experienced cost of goods inflation as a result of rising costs for raw materials, transportation and labor, as well as labor shortages in certain regions where our products are manufactured. While we continue to evaluate strategic initiatives to mitigate increases in global labor rates and commodity pricing, we expect the increasing sourcing cost pressures to negatively affect the cost of most of our products and related gross profit percentages to a more significant degree in Fiscal 2012.

We continue to monitor these risks and evaluate our operating strategies in order to adjust to changes in economic conditions.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Summary of Financial Performance

Results of Operations

In Fiscal 2011, we reported net revenues of $5.660 billion, net income attributable to Polo Ralph Lauren Corporation (“PRLC”) of $567.6 million and net income per diluted share attributable to PRLC of $5.75. This compares to net revenues of $4.979 billion, net income attributable to PRLC of $479.5 million and net income per diluted share attributable to PRLC of $4.73 in Fiscal 2010.

Our operating performance for Fiscal 2011 was driven by 13.7% revenue growth, primarily due to increased comparable global retail store sales and the inclusion of revenues from both our Asia-Pacific business acquired on December 31, 2009 and our South Korea business acquired on January 1, 2011 (see “Recent Developments” for further discussion), as well as higher revenues from our global wholesale businesses. These increases were partially offset by the absence of a 53rd week of sales as included in Fiscal 2010, as well as net unfavorable foreign currency effects. We also experienced an increase in gross profit percentage of 40 basis points to 58.6%, primarily due to higher levels of full-price sell-throughs and decreased promotional activity across most of our global retail businesses as well as growth from the largely concessions-based business assumed in the Asia-Pacific and South Korea acquisitions, partially offset by lower global wholesale margins. These increases were also partially offset by higher selling, general and administrative (“SG&A”) expenses in Fiscal 2011, attributable largely to additional costs to support our growth in sales, as well as new business initiatives and acquisitions.

Net income attributable to PRLC increased in Fiscal 2011 as compared to Fiscal 2010, primarily due to a $138.2 million increase in operating income, partially offset by a $48.0 million increase in the provision for income taxes. The increase in the provision in income taxes was primarily driven by the overall increase in pretax income, along with an 80 basis point increase in our effective tax rate. Net income per diluted share attributable to PRLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding in Fiscal 2011. Our year-over-year results were also impacted by additional pretax income of approximately $19 million in Fiscal 2010 due to the inclusion of the 53rd week, which decreased our net income trends by approximately $13 million (approximately $0.13 per diluted share).

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended Fiscal 2011 in a net cash and investments position (total cash and cash equivalents plus short-term and non-current investments, less total debt) of $838.6 million, compared to $940.6 million as of the end of Fiscal 2010.

The decrease in our net cash and investments position was primarily due to our treasury stock repurchases, capital expenditures and the funding of our recent South Korea Licensed Operations Acquisition (as defined and discussed under “Recent Developments” below), partially offset by our operating cash flows and proceeds from stock option exercises. Our equity increased to $3.305 billion as of April 2, 2011 compared to $3.117 billion as of April 3, 2010, primarily due to our net income and other comprehensive income, offset in part by our share repurchase activity during Fiscal 2011.

We generated $688.7 million of cash from operations during Fiscal 2011, compared to $906.5 million during Fiscal 2010. The decrease in operating cash flows primarily related to the timing of working capital changes, partially offset by an increase in net income before non-cash expenses in Fiscal 2011. We used some of our cash availability to support our common stock repurchase program, to reinvest in our business through capital spending and to fund an acquisition. In particular, we used $594.6 million to repurchase 6.2 million shares of Class A common stock, including shares surrendered for tax withholdings; we used $255.0 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops, and investments in our facilities and technological infrastructure; and we used $47.0 million to fund our recent South Korea Licensed Operations Acquisition (as defined and discussed under “Recent Developments” below).

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operating results for the three fiscal years presented herein has been affected by certain transactions, including:

•	Acquisitions that occurred in Fiscal 2011, Fiscal 2010 and Fiscal 2009. In particular, we completed the South Korea Licensed Operations Acquisition on January 1, 2011, the Asia-Pacific Licensed Operations Acquisition on December 31, 2009, and the Japanese Childrenswear and Golf Acquisition on August 1, 2008 (each as defined in Note 5 to the accompanying audited consolidated financial statements);

•	Certain pretax charges related to asset impairments and restructurings during the fiscal years presented; and

•	A net gain related to a partial extinguishment of our Euro-denominated 4.5% notes in July 2009.

A summary of the effect of certain of these items on pretax income for each applicable fiscal year presented is noted below (references to “Notes” are to the notes to the accompanying audited consolidated financial statements):

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Impairments of assets (see Note 11)	$(2.5)	$(6.6)	$(55.4)
Restructuring charges (see Note 12)	(2.6)	(6.9)	(23.6)
Gain on extinguishment of debt (see Note 14)(a)	—	4.1	—

	$(5.1)	$(9.4)	$(79.0)

(a)	Reported within interest and other income, net in our consolidated statement of operations.

The comparability of our operating results has also been affected by the inclusion of a 53rd week in Fiscal 2010, which resulted in incremental revenues of approximately $70 million and additional net income of approximately $13 million in Fiscal 2010.

The following discussion of operating results highlights, as necessary, the significant changes in operating results arising from these items and transactions. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Greater China Restructuring Plan

In May 2011, we initiated a restructuring plan to reposition our existing distribution network in the Greater China region, which is comprised of Mainland China, Taiwan, Hong Kong and Macau. This plan is expected to be carried out primarily in Fiscal 2012 and include a reduction in workforce and the closure of certain retail stores and concession shops that do not support the new merchandising strategy. Actions related to the restructuring plan are anticipated to result in pretax charges of approximately $10 million to $20 million in Fiscal 2012.

South Korea Licensed Operations Acquisition

On January 1, 2011, in connection with the transition of the Polo-branded apparel and accessories business in South Korea (the “Polo South Korea Business”) from a licensed to a wholly owned operation, we acquired certain net assets (including inventory) and employees from Doosan Corporation (“Doosan”) in exchange for an initial payment of approximately $25 million plus an additional aggregate payment of approximately $22 million (the “South Korea Licensed Operations Acquisition”). Doosan was our licensee for the Polo South Korea business. We funded the South Korea Licensed Operations Acquisition with available cash on-hand. In conjunction with the South Korea Licensed Operations Acquisition, we also entered into a transition services agreement with Doosan for the provision of certain financial and information systems services for a period of up to twelve months commencing on January 1, 2011.

The operating results for the Polo South Korea business have been consolidated in our operating results commencing January 1, 2011 and are reported on a one-month lag. The net effect of this reporting lag is not deemed to be material to our consolidated financial statements.

Asia-Pacific Licensed Operations Acquisition

On December 31, 2009, in connection with the transition of the Polo-branded apparel business in Asia-Pacific (excluding Japan and South Korea) from a licensed to a wholly owned operation, we acquired certain net assets from Dickson Concepts International Limited and affiliates (“Dickson”) in exchange for an initial payment of approximately $20 million and other consideration of approximately $17 million (the “Asia-Pacific Licensed Operations Acquisition”). Dickson was our licensee for Polo-branded apparel in the Asia-Pacific region (excluding Japan and South Korea), which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand. We funded the Asia-Pacific Licensed Operations Acquisition with available cash on-hand.

The operating results for the Polo-branded apparel business in Asia-Pacific have been consolidated in our operating results commencing January 1, 2010.

RESULTS OF OPERATIONS

Fiscal 2011 Compared to Fiscal 2010

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Fiscal Years Ended
	April 2,	April 3,
	2011	2010	$ Change	% Change
	(millions, except per share data)

Net revenues	$5,660.3	$4,978.9	$681.4	13.7%
Cost of goods sold(a)	(2,342.0)	(2,079.8)	(262.2)	12.6%

Gross profit	3,318.3	2,899.1	419.2	14.5%
Gross profit as % of net revenues	58.6%	58.2%
Selling, general and administrative expenses(a)	(2,442.7)	(2,157.0)	(285.7)	13.2%
SG&A as % of net revenues	43.2%	43.3%
Amortization of intangible assets	(25.4)	(21.7)	(3.7)	17.1%
Impairments of assets	(2.5)	(6.6)	4.1	(62.1)%
Restructuring charges	(2.6)	(6.9)	4.3	(62.3)%

Operating income	845.1	706.9	138.2	19.6%
Operating income as % of net revenues	14.9%	14.2%
Foreign currency gains (losses)	(1.4)	(2.2)	0.8	(36.4)%
Interest expense	(18.3)	(22.2)	3.9	(17.6)%
Interest and other income, net	7.7	12.4	(4.7)	(37.9)%
Equity in income (loss) of equity-method investees	(7.7)	(5.6)	(2.1)	37.5%

Income before provision for income taxes	825.4	689.3	136.1	19.7%
Provision for income taxes	(257.8)	(209.8)	(48.0)	22.9%

Effective tax rate(b)	31.2%	30.4%
Net income attributable to PRLC	$567.6	$479.5	$88.1	18.4%

Net income per common share attributable to PRLC:
Basic	$5.91	$4.85	$1.06	21.9%

Diluted	$5.75	$4.73	$1.02	21.6%

(a)	Includes total depreciation expense of $168.7 million and $159.5 million for Fiscal 2011 and Fiscal 2010, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $681.4 million, or 13.7%, to $5.660 billion in Fiscal 2011 from $4.979 billion in Fiscal 2010. The increase was primarily due to higher revenues from our global retail and wholesale businesses, partially offset by net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 14.0%.

Net revenues for our three business segments are provided below:

	Fiscal Years Ended
	April 2,	April 3,
	2011	2010	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$2,777.6	$2,532.4	$245.2	9.7%
Retail	2,704.2	2,263.1	441.1	19.5%
Licensing	178.5	183.4	(4.9)	(2.7)%

Total net revenues	$5,660.3	$4,978.9	$681.4	13.7%

Wholesale net revenues — The net increase in revenues primarily reflects:

•	a $208 million aggregate net increase in our domestic businesses primarily due to increased revenues from our menswear and womenswear product lines (offset in part by sales declines in related American Living product categories). In addition, our accessories product lines (including footwear) contributed to the increase in revenues, reflecting an increased presence at department store locations as well as additional product category offerings. These increases were partially offset by a planned reduction in sales for our off-price channel business;

•	a $62 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear and womenswear product lines; and

•	The inclusion of $25 million of incremental revenues in connection with the Asia-Pacific Licensed Operations Acquisition, which was included in our results for the full year in Fiscal 2011 in comparison to three months in the prior fiscal year.

The above net increase was partially offset by:

•	a $25 million net decrease in our Japanese businesses on a constant currency basis driven by a decrease in womenswear sales; and

•	a $25 million net decrease in revenues due to an unfavorable foreign currency effect related to the weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar during Fiscal 2011.

Retail net revenues — Within our discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes both Ralph Lauren (including Rugby) and Club Monaco stores, as well as concessions-based shop-within-shops and RalphLauren.com (including Rugby.com).

The net increase in Retail net revenues primarily reflects:

•	a $259 million aggregate net increase in non-comparable store sales primarily driven by:

➢	an increase of approximately $137 million related to the inclusion of a full year of revenues from stores and concession-based shop-within-shops assumed in connection with the Asia-Pacific Licensed Operations acquisition, in comparison to three months in the prior fiscal year;

➢	the inclusion of approximately $22 million of revenues from stores and concession-based shop-within-shops assumed in connection with the South Korea Licensed Operations Acquisition;

➢	a net aggregate favorable foreign currency effect of approximately $8 million, primarily related to the strengthening of the Yen, partially offset by the overall weakening of the Euro, both in comparison to the U.S. dollar during Fiscal 2011; and

➢	an increase related to a number of new international full-price and factory store openings within the past twelve months, including our flagship stores on Madison Avenue in New York and in Saint-Germain, Paris, as well as our recently launched United Kingdom retail e-commerce site. Excluding those stores and shops assumed in connection with the Asia-Pacific Licensed Operations Acquisition and the South Korea Licensed Operations Acquisition (both as discussed above), our average global physical store count increased by 35 stores and concession shops as compared to Fiscal 2010. Our total physical store count as of April 2, 2011 included 367 freestanding stores and 510 concession shops, including 4 stores and 178 concession shops relating to the South Korea Licensed Operations Acquisition.

•	a $134 million aggregate net increase in comparable physical store sales primarily driven by our global factory stores, including a net aggregate favorable foreign currency effect of approximately $1 million primarily related to the strengthening of the Yen, largely offset by the overall weakening of the Euro, both in comparison to the U.S. dollar during Fiscal 2011. The increase in Retail net revenues was also due to a $48 million increase in RalphLauren.com sales. Comparable store sales are presented below on a 52-week basis:

Fiscal Year Ended
April 2,
2011

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales(a)	1%
Full-price Club Monaco store sales	14%
Factory store sales	10%
RalphLauren.com sales	23%
Total increase in comparable store sales as reported	10%
Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales(b)	0%
Full-price Club Monaco store sales	14%
Factory store sales	11%
RalphLauren.com sales	23%
Total increase in comparable store sales excluding the effect of foreign currency	10%

(a)	Includes a decrease of 3% in comparable sales for concessions-based shop-within-shops.

(b)	Includes a decrease of 11% in comparable sales for concessions-based shop-within-shops.

Licensing revenue — The net decrease in revenues primarily reflects:

•	an $8 million decrease in international licensing royalties primarily due to the recent Asia-Pacific and South Korea Licensed Operations Acquisitions; and

•	a $4 million decrease in home licensing royalties primarily driven by lower paint-related royalties.

The above net decrease was partially offset by:

•	a $7 million increase in domestic product licensing royalties primarily driven by higher footwear-related and fragrance-related royalties.

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

Gross profit increased by $419.2 million, or 14.5%, to $3.318 billion in Fiscal 2011 from $2.899 billion in Fiscal 2010. Gross profit as a percentage of net revenues increased by 40 basis points to 58.6% in Fiscal 2011 from

58.2% in Fiscal 2010. This increase was primarily due to higher levels of full-price sell-throughs and decreased promotional activity across most of our global retail businesses, as well as growth from the retail businesses assumed in the Asia-Pacific and South Korea Licensed Operations Acquisitions. The increase in gross profit as a percentage of net revenues was partially offset by lower global wholesale margins, driven by sourcing cost pressures experienced during the second half of Fiscal 2011.

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

We expect that current macroeconomic challenges, including inflationary pressures on raw material and labor costs as well as labor shortages in certain regions where our products are manufactured, will negatively affect the cost of our products and related gross profit percentages to a more significant degree in Fiscal 2012. See “Global Economic Developments” and Item 1A — “Risk Factors” for further discussion.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $285.7 million, or 13.2%, to $2.443 billion in Fiscal 2011 from $2.157 billion in Fiscal 2010. This increase included a net unfavorable foreign currency effect of approximately $6 million primarily related to strengthening of the Yen, partially offset by the weakening of the Euro, both in comparison to the U.S. dollar during Fiscal 2011. SG&A expenses as a percent of net revenues decreased slightly to 43.2% in Fiscal 2011 as compared to 43.3% in Fiscal 2010, reflecting the operating leverage of the increase in our net revenues and our disciplined expense management, which more than offset the increase in operating expenses attributable to our new business initiatives and acquisitions. The $285.7 million increase in SG&A expenses was primarily driven by:

•	the inclusion of additional SG&A costs of approximately $108 million related to our newly acquired Polo-branded businesses in Asia, including $88 million of incremental costs related to the inclusion of a full year of SG&A costs associated with the Asia-Pacific Licensed Operations Acquisition in comparison to three months in the prior fiscal year, and $20 million of SG&A and acquisition-related costs related to our recent South Korea Licensed Operations Acquisition;

•	higher selling salaries and compensation-related costs of approximately $104 million primarily related to the global increase in Retail sales and worldwide store expansion, as well as higher incentive-based and stock-based compensation expenses;

•	increased brand-related marketing and advertising costs of approximately $30 million;

•	increased consulting costs of approximately $23 million, including costs relating to new global information technology systems;

•	an approximate $14 million increase in rent and utility costs primarily to support the ongoing global growth of our businesses; and

•	increased selling expenses of approximately $10 million to support increased sales.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $3.7 million, or 17.1%, to $25.4 million in Fiscal 2011 from $21.7 million in Fiscal 2010. This increase was primarily due to the inclusion of a full year of amortization expense related to intangible assets acquired in connection with the Asia-Pacific Licensed Operations Acquisition in comparison to three months in the prior fiscal year, as well as the amortization of the intangible assets acquired in connection with the South Korea Licensed Operations Acquisition.

Impairments of Assets.  A non-cash impairment charge of $2.5 million was recognized in Fiscal 2011 to reduce the net carrying values of certain retail store and concession shop long-lived assets in the Asia-Pacific region that were determined to no longer be used over the intended service period to their estimated fair value. During Fiscal 2010, we recognized a non-cash impairment charge of $6.6 million to reduce the net carrying values of certain long-lived assets primarily in our Retail segment to their estimated fair values due to the underperformance of certain domestic retail stores. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Restructuring Charges.  Restructuring charges of $2.6 million for Fiscal 2011 primarily related to employee termination costs associated with our wholesale operations and the closing of a warehouse facility, partially offset by reversals of reserves deemed no longer necessary largely associated with previously closed retail stores. Restructuring charges of $6.9 million for Fiscal 2010 primarily related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. See Note 12 to the accompanying audited consolidated financial statements for further discussion.

Operating Income.  Operating income increased by $138.2 million, or 19.6%, to $845.1 million in Fiscal 2011 from $706.9 million in Fiscal 2010. Operating income as a percentage of net revenues increased 70 basis points, to 14.9% in Fiscal 2011 from 14.2% in Fiscal 2010. The increase in operating income as a percentage of net revenues primarily reflected the increase in our overall gross profit margin, as previously discussed.

Operating income and margin for our three business segments is provided below:

	Fiscal Years Ended
	April 2, 2011		April 3, 2010
	Operating	Operating	Operating	Operating	$	Margin
	Income	Margin	Income	Margin	Change	Change
	(millions)		(millions)		(millions)

Segment:
Wholesale	$612.3	22.0%	$585.3	23.1%	$27.0	(1.1)%
Retail	387.8	14.3%	254.1	11.2%	133.7	3.1%
Licensing	108.3	60.7%	107.4	58.6%	0.9	2.1%

	1,108.4		946.8		161.6
Less:
Unallocated corporate expenses	(262.1)		(229.9)		(32.2)
Unallocated legal and restructuring charges, net	(1.2)		(10.0)		8.8

Total operating income	$845.1	14.9%	$706.9	14.2%	$138.2	0.7%

Wholesale operating margin decreased by 110 basis points, primarily as a result of lower global gross profit margins reflecting cost pressures experienced during the second half of Fiscal 2011, partially offset by a decrease in SG&A expenses as a percentage of net revenues due to improved operating leverage.

Retail operating margin increased by 310 basis points, primarily as a result of higher gross profit margins across most of our global retail businesses primarily driven by higher levels of full-price sell-throughs and decreased promotional activity across most of our global retail businesses. This increase was partially offset by increased SG&A expenses as a percentage of revenues, primarily driven by increased salaries and compensation-related costs, rent expenses and marketing and advertising expenses to support the ongoing growth of our global Retail businesses.

Licensing operating margin increased by 210 basis points, primarily as a result of lower net costs associated with the transition of our licensed businesses to wholly owned operations, as well as lower revenues.

Unallocated corporate expenses increased by $32.2 million, primarily as a result of higher incentive-based and stock-based compensation expenses, increased information technology costs and higher charitable contributions.

Unallocated legal and restructuring charges, net for Fiscal 2011 included net unallocated restructuring charges of $2.6 million that were partially offset by $1.4 million of net reversals of legal reserves deemed no longer necessary. Fiscal 2010 included restructuring charges of $6.9 million and legal charges of $4.8 million primarily related to our California Labor Litigation matter, offset in part by the reversal of an excess legal reserve of $1.7 million (see Note 17 to the accompanying audited consolidated financial statements for further discussion).

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.4 million in Fiscal 2011, compared to a loss of $2.2 million in Fiscal 2010. Excluding the net increase in losses of $5.5 million relating to foreign currency hedge contracts, the overall reduction in foreign currency losses was primarily due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense decreased by $3.9 million, or 17.6%, to $18.3 million in Fiscal 2011 from $22.2 million in Fiscal 2010. This decrease was primarily due to a lower principal amount of our outstanding Euro-denominated 4.5% notes as a result of a partial debt extinguishment in July 2009 and reduced interest rates as a result of a fixed-to-floating interest rate swap entered into during the first quarter of Fiscal 2011, as well as the favorable foreign currency effect resulting from the weakening of the Euro during Fiscal 2011.

Interest and Other Income, net.  Interest and other income, net, decreased by $4.7 million, or 37.9%, to $7.7 million in Fiscal 2011 from $12.4 million in Fiscal 2010, primarily due to the prior year gain of $4.1 million related to the partial extinguishment of our Euro-denominated 4.5% notes. The decline in interest and other income, net was also driven by a net unfavorable foreign currency effect resulting from the weakening of the Euro and lower average yields on our cash and cash equivalents during Fiscal 2011.

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $7.7 million and $5.6 million recognized in Fiscal 2011 and Fiscal 2010, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $48.0 million, or 22.9%, to $257.8 million in Fiscal 2011 from $209.8 million in Fiscal 2010. The increase in the provision for income taxes was principally due to an overall increase in pretax income in Fiscal 2011 and an increase in our reported effective tax rate of 80 basis points, to 31.2% in Fiscal 2011 from 30.4% in Fiscal 2010. The higher effective tax rate was primarily due to a greater proportion of earnings generated in higher-taxed jurisdictions for Fiscal 2011. Our effective tax rate in both years was favorably impacted by reductions in tax reserves associated with conclusions of tax examinations and other discrete tax reserve reductions. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from year to year based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to PRLC.  Net income increased by $88.1 million, or 18.4%, to $567.6 million in Fiscal 2011 from $479.5 million in Fiscal 2010, primarily related to the $138.2 million increase in operating income, partially offset by the $48.0 million increase in the provision for income taxes, as previously discussed. These results were impacted by increased pretax income of approximately $19 million in Fiscal 2010 due to the inclusion of the 53rd week, which decreased net income trends by approximately $13 million.

Net Income Per Diluted Share Attributable to PRLC.  Net income per diluted share increased by $1.02, or 21.6%, to $5.75 per share in Fiscal 2011 from $4.73 per share in Fiscal 2010, due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding primarily driven by share repurchases during Fiscal 2011. These results were impacted by increased pretax income of approximately $19 million in Fiscal 2010 due to the inclusion of the 53rd week, which decreased net income per diluted share trends by approximately $0.13.

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

Net revenues for our three business segments are provided below:

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$2,532.4	$2,749.5	$(217.1)	(7.9)%
Retail	2,263.1	2,074.2	188.9	9.1%
Licensing	183.4	195.2	(11.8)	(6.0)%

Total net revenues	$4,978.9	$5,018.9	$(40.0)	(0.8)%

Wholesale net revenues — The net decrease primarily reflects:

•	a $154 million aggregate net decrease in our domestic businesses primarily due to a decrease in womenswear, menswear and childrenswear sales (including a decline in revenues from related American Living product categories) as a result of the ongoing challenging U.S. retail environment, offset in part by higher footwear sales driven by increased door penetration;

•	a $36 million net decrease in our Japanese businesses on a constant currency basis primarily due to a decrease in womenswear sales largely as a result of the ongoing challenging global retail environment;

•	a $25 million net decrease in our European businesses on a constant currency basis primarily driven by decreased sales in our menswear and childrenswear product lines, partially offset by an increase in womenswear sales largely due to the inclusion of revenues from the newly launched Lauren product line; and

•	a $2 million net decrease in revenues due to an unfavorable foreign currency effect related to the overall weakening of the Euro, partially offset by a favorable foreign currency effect related to the strengthening of the Yen, both in comparison to the U.S. dollar during Fiscal 2010.

The total net decrease in Wholesale revenues discussed above included an approximate $30 million increase due to the inclusion of an extra week of sales in Fiscal 2010 as compared to Fiscal 2009.

Retail net revenues — The net increase in Retail net revenues primarily reflects:

•	a $163 million aggregate net increase in non-comparable store sales primarily driven by:

➢	a $40 million increase in revenues due to the inclusion of an extra week of sales in Fiscal 2010 as compared to Fiscal 2009;

➢	an increase of approximately $32 million on a constant currency basis related to the inclusion of a full year of revenues from our concessions-based shop-within-shops assumed in connection with the Japanese Childrenswear and Golf Acquisition in comparison to seven months in the prior fiscal year;

➢	the inclusion of $29 million of sales from stores and concessions-based shop-within-shops assumed in connection with the Asia-Pacific Licensed Operations Acquisition;

➢	an increase related to new store openings within the past twelve months. There was a net increase in average global store count of 9 stores, to a total of 350 stores, as compared to Fiscal 2009. The net increase in store count was primarily due to a number of new domestic and international full-price and factory store openings as well as the inclusion of stores acquired in the Asia-Pacific region, offset in part by the closure of certain Club Monaco stores; and

➢	a net aggregate favorable foreign currency effect of $16 million primarily related to the strengthening of the Yen, partially offset by the overall weakening of the Euro, both in comparison to the U.S. dollar during Fiscal 2010.

•	a $6 million aggregate net decrease in comparable physical store sales driven by our global full-price stores, including a net aggregate unfavorable foreign currency effect of $2 million primarily related to the overall weakening of the Euro, partially offset by the strengthening of the Yen, both in comparison to the U.S. dollar during Fiscal 2010. This decrease was more than offset by a $32 million increase in RalphLauren.com sales. Comparable store sales are presented below on a 52-week basis:

Fiscal Year Ended
April 3,
2010

Increases/(decreases) in comparable store sales as reported:
Full-price Ralph Lauren store sales(a)	(4)%
Full-price Club Monaco store sales	2%
Factory store sales	1%
RalphLauren.com sales	18%
Total increase in comparable store sales as reported	1%
Increases/(decreases) in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales(b)	(4)%
Full-price Club Monaco store sales	2%
Factory store sales	1%
RalphLauren.com sales	18%
Total increase in comparable store sales excluding the effect of foreign currency	2%

(a)	Includes an increase of 24% in comparable sales for concessions-based shop-within-shops.

(b)	Includes an increase of 15% in comparable sales for concessions-based shop-within-shops.

Licensing revenue — The net decrease primarily reflects:

•	a $8 million decrease in international licensing royalties, primarily due to the Asia-Pacific Licensed Operations Acquisition as well as the Japanese Childrenswear and Golf Acquisition; and

•	a $5 million decrease in home licensing royalties primarily driven by lower paint and bedding and bath-related royalties.

The above net decrease was partially offset by:

•	a $1 million net increase in product licensing royalties primarily driven by higher footwear royalties, partially offset by lower fragrance-related royalties.

Gross Profit.  Gross profit increased by $168.4 million, or 6.2%, to $2.899 billion in Fiscal 2010 from $2.731 billion in Fiscal 2009. Gross profit as a percentage of net revenues increased by 380 basis points to 58.2% in Fiscal 2010 from 54.4% in Fiscal 2009. This increase was primarily due to supply chain cost savings initiatives, improved inventory management and decreased promotional activity particularly across our global retail businesses and our European wholesale operations, as well as growth in our Japanese concessions-based business driven by the Japanese Childrenswear and Golf Acquisition.

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

Selling, General and Administrative Expenses.  SG&A expenses increased by $121.0 million, or 5.9%, to $2.157 billion in Fiscal 2010 from $2.036 billion in Fiscal 2009. This increase included an unfavorable foreign currency effect of approximately $15 million, primarily related to the strengthening of the Yen in comparison to the U.S. dollar during Fiscal 2010. SG&A expenses as a percent of net revenues increased to 43.3% in Fiscal 2010 from 40.6% in Fiscal 2009. The 270 basis point increase was primarily driven by the decrease in net revenues, as well as higher compensation-related expenses and an increase in operating expenses attributable to our new business initiatives. Including the $15 million unfavorable foreign currency effect, the $121.0 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related expenses of approximately $78 million primarily relating to an increase in incentive-based compensation;

•	the inclusion of SG&A costs of approximately $35 million associated with the recent Asia-Pacific Licensed Operations Acquisition;

•	an approximate $22 million increase related to the inclusion of a full year of SG&A costs for our recently acquired Japanese childrenswear and golf businesses in comparison to seven months in the prior fiscal year, including costs incurred pursuant to transition service arrangements; and

•	an approximate $17 million increase in rent and utility costs primarily to support the ongoing global growth of our businesses.

The above increases were partially offset by lower SG&A expenses associated with our cost-savings initiatives implemented in late Fiscal 2009, as well as:

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

Impairments of Assets.  A non-cash impairment charge of $6.6 million was recognized in Fiscal 2010, compared to $55.4 million in Fiscal 2009. These charges reduced the net carrying values of certain long-lived assets, primarily in our Retail segment, to their estimated fair values. These impairment charges were primarily attributable to the lower-than-expected operating performances of certain retail stores, which in Fiscal 2009 arose in large part due to the significant contraction in consumer spending experienced during the latter half of that fiscal year. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Restructuring Charges.  Restructuring charges of $6.9 million recognized in Fiscal 2010 primarily related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan. Restructuring charges of $23.6 million recognized in Fiscal 2009 were primarily associated with a restructuring plan initiated during the fourth quarter of Fiscal 2009 to better align our cost base with lower sales and operating margin trends associated with the slowdown in consumer spending, and to improve overall operating effectiveness (the “Fiscal 2009 Restructuring Plan”). This Fiscal 2009 Restructuring Plan included a reduction in workforce and the closure of certain underperforming retail stores. See Note 12 to the accompanying audited consolidated financial statements for further discussion.

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

Retail operating income increased by $152.5 million primarily as a result of increased revenues and higher gross margins across our global Retail businesses driven by decreased promotional activity and lower reductions in the carrying cost of our retail inventory. The increase was also due to lower impairment-related charges. These increases were partially offset by increased SG&A expenses primarily driven by higher rent and incentive-based compensation expenses.

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

Unallocated legal and restructuring charges of $10.0 million in Fiscal 2010 were comprised of restructuring charges of $6.9 million primarily related to employee termination costs and the write-down of an asset associated with exiting a retail store in Japan, as well as legal charges of $4.8 million primarily related to our California Labor Litigation matter offset in part by the reversal of an excess legal reserve of $1.7 million (see Note 17 to the accompanying audited consolidated financial statements for further discussion). In Fiscal 2009, unallocated legal and restructuring charges of $23.1 million were comprised of restructuring charges of $23.6 million primarily associated with the Fiscal 2009 Restructuring Plan, as previously discussed, offset by a reversal of an excess legal reserve in the amount of $0.5 million.

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

Equity in Income (Loss) of Equity-Method Investees.  The equity in loss of equity-method investees of $5.6 million in Fiscal 2010 related to our share of loss from our joint venture, the RL Watch Company, which is accounted for under the equity method of accounting. The equity in loss of equity-method investees of $5.0 million in Fiscal 2009 related to our share of loss driven by certain start-up costs associated with the RL Watch Company.

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

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	April 2,	April 3,
	2011	2010	$ Change
		(millions)

Cash and cash equivalents	$453.0	$563.1	$(110.1)
Short-term investments	593.9	584.1	9.8
Non-current investments	83.6	75.5	8.1
Long-term debt	(291.9)	(282.1)	(9.8)

Net cash and investments(a)	$838.6	$940.6	$(102.0)

Equity	$3,304.7	$3,116.6	$188.1

(a)	“Net cash and investments” is defined as total cash and cash equivalents, plus short-term and non-current investments, less total debt.

The decrease in our net cash and investments position as of April 2, 2011 as compared to April 3, 2010 was primarily due to our use of cash to support treasury stock repurchases, capital expenditures and the funding of an acquisition, partially offset by our operating cash flows and proceeds from stock option exercises. Particularly, in Fiscal 2011, we used $594.6 million to repurchase 6.2 million shares of Class A common stock, including shares surrendered for tax withholdings, and spent $255.0 million for capital expenditures. In addition, we used $47.0 million to fund our recent South-Korea Licensed Operations Acquisition.

The increase in equity was primarily attributable to our net income in Fiscal 2011, offset in part by an increase in treasury stock as a result of our common stock repurchase program.

Cash Flows

Fiscal 2011 Compared to Fiscal 2010

	Fiscal Years Ended
	April 2,	April 3,
	2011	2010	$ Change
	(millions)

Net cash provided by operating activities	$688.7	$906.5	$(217.8)
Net cash used in investing activities	(299.4)	(504.4)	205.0
Net cash used in financing activities	(512.6)	(306.4)	(206.2)
Effect of exchange rate changes on cash and cash equivalents	13.2	(13.8)	27.0

Net increase (decrease) in cash and cash equivalents	$(110.1)	$81.9	$(192.0)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities decreased to $688.7 million in Fiscal 2011, as compared to $906.5 million in Fiscal 2010. This net decrease in operating cash flow was primarily driven by:

•	a decrease related to inventories primarily attributable to the timing of inventory receipts, as well as an increase in inventory levels to support our new business initiatives, store openings and recent acquisitions. The higher year-over-year inventory levels also reflect the increased sourcing costs during the second half of Fiscal 2011;

•	a decrease related to accounts receivable primarily due to increased sales; and

•	a decrease related to income taxes due to the timing of income tax payments.

The above decreases in operating cash flow were partially offset by:

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses; and

•	an increase related to accounts payable and accrued liabilities, primarily due to the timing of payments and increased volume of shipments.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $299.4 million in Fiscal 2011, as compared to $504.4 million in Fiscal 2010. The net decrease in cash used in investing activities was primarily driven by:

•	a decrease in cash used to purchase investments, less proceeds from sales and maturities of investments. In Fiscal 2011, we used $1.244 billion to purchase investments and received $1.242 billion of proceeds from sales and maturities of investments. On a comparative basis, in Fiscal 2010, we used $1.351 billion to purchase investments and received $1.072 billion of proceeds from sales and maturities of investments.

The above decrease in cash used in investing activities was partially offset by:

•	an increase in cash used in connection with capital expenditures. In Fiscal 2011, we spent $255.0 million for capital expenditures, as compared $201.3 million in Fiscal 2010. Our capital expenditures were primarily associated with global retail store expansion, construction and renovation of department store shop-within-shops, investments in our facilities, and enhancements to our global information technology systems; and

•	an increase in net cash used to fund our acquisitions and ventures. In Fiscal 2011, we used $70.9 million to fund our acquisitions and ventures, including $47.0 million to fund the South Korea Licensed Operations

Acquisition and $17.0 million to fund the acquisition of certain finite-lived intellectual property rights. In Fiscal 2010, we used $30.8 million primarily to fund the Asia-Pacific Licensed Operations Acquisition.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $512.6 million in Fiscal 2011, as compared to $306.4 million in Fiscal 2010. The increase in net cash used in financing activities was primarily driven by:

•	an increase in cash used in connection with repurchases of our Class A common stock. In Fiscal 2011, 6.0 million shares of Class A common stock at a cost of $577.8 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $16.8 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards issued under the 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”). On a comparative basis, in Fiscal 2010, 2.9 million shares of Class A common stock at a cost of $215.9 million were repurchased pursuant to our common stock repurchase program and 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered for tax withholdings; and

•	an increase in cash used to pay dividends. In Fiscal 2011, we used $38.5 million to pay dividends as compared to $24.7 million in Fiscal 2010, largely due to the increases in the quarterly cash dividend on our common stock from $0.05 per share to $0.10 per share in November 2009.

The above increases in cash used were partially offset by:

•	a decrease in cash used in connection with our repayment of debt in July 2009. In Fiscal 2010, we completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of our 4.5% notes due October 4, 2013. There were no debt repurchases during Fiscal 2011;

•	an increase in cash received from the exercise of employee stock options. In Fiscal 2011, we received $88.3 million from the exercise of employee stock options, as compared to $50.5 million in Fiscal 2010; and

•	an increase in excess tax benefits from stock-based compensation arrangements of $17.4 million in Fiscal 2011, as compared to the prior fiscal year.

Fiscal 2010 Compared to Fiscal 2009

	Fiscal Years Ended
	April 3,	March 28,
	2010	2009	$ Change
	(millions)

Net cash provided by operating activities	$906.5	$774.2	$132.3
Net cash used in investing activities	(504.4)	(458.0)	(46.4)
Net cash used in financing activities	(306.4)	(352.1)	45.7
Effect of exchange rate changes on cash and cash equivalents	(13.8)	(34.4)	20.6

Net increase (decrease) in cash and cash equivalents	$81.9	$(70.3)	$152.2

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $906.5 million in Fiscal 2010, compared to $774.2 million in Fiscal 2009. This net increase in operating cash flow was primarily driven by:

•	lower accounts receivable levels due to improved cash collections and lower sales in our Wholesale segment;

•	an increase related to inventory primarily due to the effects of ongoing inventory management across most businesses; and

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses, including impairments of assets.

The above increases in cash provided by operating activities were partially offset by:

•	a decrease related to income taxes primarily due to the timing of payments.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $504.4 million in Fiscal 2010, as compared to $458.0 million in Fiscal 2009. The net increase in cash used in investing activities was primarily driven by:

•	an increase in cash used to purchase investments, less proceeds from sales and maturities of investments. In Fiscal 2010, we used $1.351 billion to purchase investments and received $1.072 billion of proceeds from sales and maturities of investments. On a comparative basis, in Fiscal 2009, we used $623.1 million to purchase investments, less $369.5 million of proceeds from sales and maturities of investments;

•	an increase in cash used in connection with capital expenditures. In Fiscal 2010, we spent $201.3 million for capital expenditures, as compared to $185.0 million in Fiscal 2009. Our capital expenditures were primarily associated with global retail store expansion, construction and renovation of department store shop-within-shops and investments in our facilities and technological infrastructure; and

•	a change in cash deposits restricted in connection with taxes. In Fiscal 2010, net restricted cash of $6.2 million was released, as compared to $26.9 million of restricted cash released in Fiscal 2009 primarily in connection with the partial settlement of certain international tax matters.

The above increases in cash used in investing activities were partially offset by:

•	a decrease in net cash used to fund our acquisitions and ventures. In Fiscal 2010, we used $30.8 million primarily to fund the Asia-Pacific Licensed Operations Acquisition. On a comparative basis, in Fiscal 2009, we used $46.3 million primarily to fund the Japanese Childrenswear and Golf Acquisition and to complete the minority interest buyout related to the acquisition of certain of our formerly-licensed Japanese businesses.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $306.4 million in Fiscal 2010, as compared to $352.1 million in Fiscal 2009. The decrease in net cash used in financing activities was primarily driven by:

•	a decrease in cash used in connection with our repayment of debt. In Fiscal 2010, we completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of our 4.5% notes due October 4, 2013. On a comparative basis, in Fiscal 2009, we repaid ¥20.5 billion ($196.8 million as of the repayment date) of borrowings under a one-year term loan agreement pursuant to an amendment and restatement to our then existing credit facility; and

•	an increase in cash received from the exercise of employee stock options. In Fiscal 2010, we received $50.5 million from the exercise of employee stock options, as compared to $29.0 million in Fiscal 2009.

The above decrease in cash used in financing activities was partially offset by:

•	an increase in cash used in connection with repurchases of our Class A common stock. In Fiscal 2010, 2.9 million shares of Class A common stock at a cost of $215.9 million were repurchased pursuant to our common stock repurchase program and 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan. On a comparative basis, in Fiscal 2009, $169.8 million of cash was used in connection with common stock repurchases and shares surrendered for tax withholdings.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, $500 million of availability under our Global Credit Facility (as defined below), available cash and cash equivalents (certain of which is considered permanently reinvested outside the U.S.), investments and other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment/repurchase, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating, capital and debt service requirements for the foreseeable future, including the ongoing development of our recently acquired businesses and our plans for further business expansion.

As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit borrowings outstanding under our Global Credit Facility as of April 2, 2011. As discussed further below, we may elect to draw on our Global Credit Facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business development, as well as for other general corporate business purposes. We believe that our Global Credit Facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of April 2, 2011, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 16%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program

During Fiscal 2011, our Board of Directors approved an expansion of our existing stock repurchase program allowing us to repurchase up to an additional $775 million in Class A common stock, $275 million of which was approved on May 18, 2010, $250 million of which was approved on August 5, 2010, and $250 million of which was approved on February 8, 2011. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

In Fiscal 2011, we repurchased 6.0 million shares of Class A common stock at a cost of $577.8 million under our share repurchase program, including a repurchase of 1.0 million shares of Class A common stock at a cost of $81.0 million in connection with a secondary stock offering (as discussed in Note 18 to the accompanying consolidated financial statements). In addition, in Fiscal 2011, 0.2 million shares of Class A common stock at a cost of $16.8 million were surrendered or withheld in satisfaction of taxes in connection with the vesting of awards issued under the 1997 Incentive Plan. The remaining availability under our common stock repurchase program was approximately $472 million and $275 million as of April 2, 2011 and April 3, 2010, respectively.

In Fiscal 2010, we repurchased 2.9 million shares of Class A common stock at a cost of $215.9 million under our repurchase program. In addition, 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered or withheld in satisfaction of taxes in connection with the vesting of awards issued under the 1997 Incentive Plan.

In Fiscal 2009, we repurchased 1.8 million shares of Class A common stock at a cost of $126.2 million. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. In addition, in Fiscal 2009, 0.3 million shares of Class A common stock at a cost of $19.6 million were surrendered or withheld in satisfaction of taxes in connection with the vesting of awards issued under the 1997 Incentive Plan.

On May 24, 2011, our Board of Directors approved a further expansion of our existing common stock repurchase program that will allow us to repurchase up to an additional $500 million of Class A common stock.

Dividends

Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On November 4, 2009, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.05 per share to $0.10 per share. On February 8, 2011, our Board of Directors approved an additional increase to the quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share. Dividends paid amounted to $38.5 million in Fiscal 2011, $24.7 million in Fiscal 2010, and $19.9 million in Fiscal 2009.

We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition and other factors that the Board of Directors may deem relevant.

Debt and Covenant Compliance

Euro Debt

As of April 2, 2011, we had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). We have the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. We also have the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control, each holder of the Euro Debt has the option to require us to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict our ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of April 2, 2011, the carrying value of our Euro Debt was $291.9 million, compared to $282.1 million as of April 3, 2010.

In July 2009, we completed a cash tender offer and used $121.0 million to repurchase €90.8 million of principal amount of our then outstanding €300 million principal amount of 4.5% notes due October 4, 2013 at a discounted purchase price of approximately 95%. A net pretax gain of $4.1 million related to this extinguishment of debt was recorded during the second quarter of Fiscal 2010 and classified as a component of interest and other income, net in our consolidated statement of operations. We used our cash on-hand to fund the debt extinguishment.

Revolving Credit Facilities

Global Credit Facility

On March 10, 2011, we entered into a new credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016 (the “Global Credit Facility”). The Global Credit Facility replaced our previous $450 million unsecured revolving line of credit scheduled to mature in November 2011. Key changes under the Global Credit Facility include:

•	an increase in our ability to expand its additional borrowing availability from $600 million under the previous facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments;

•	an increase in the margin over LIBOR paid on amounts drawn under the Global Credit Facility to 112.5 basis points (subject to adjustment based on our credit ratings) from 25 basis points;

•	an increase in the commitment fee for the unutilized portion of the Global Credit Facility to 15 basis points (subject to adjustment based on our credit ratings) from 7 basis points; and

•	an ability to denominate borrowings in currencies other than U.S. dollars, including Euros, Hong Kong Dollars, and Japanese Yen.

Consistent with the previous facility, the Global Credit Facility is also used to support the issuance of letters of credit. As of April 2, 2011, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $16.8 million of outstanding letters of credit.

U.S. Dollar-denominated borrowings under the Global Credit Facility bear interest, at our option, either at (a) a base rate, by reference to the greatest of: (i) the annual prime commercial lending rate of JPMorgan Chase Bank, N.A. in effect from time to time, (ii) the weighted-average overnight Federal funds rate plus 50 basis points, or (iii) the one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points; or (b) LIBOR, adjusted for the Federal Reserve Board’s Eurocurrency liabilities maximum reserve percentage, plus a spread of 112.5 basis points, subject to adjustment based on our credit ratings (“Adjusted LIBOR”). Foreign currency-denominated borrowings bear interest at Adjusted LIBOR, as described above. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.

In addition to paying interest on any outstanding borrowings under the Global Credit Facility, we are required to pay a commitment fee to the lenders under the Global Credit Facility in respect of the unutilized commitments. The commitment fee rate of 15 basis points under the terms of the Global Credit Facility is subject to adjustment based on our credit ratings.

The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of April 2, 2011, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.

Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, our Chairman and Chief Executive Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power or common stock.

Chinese Credit Facility

On February 10, 2011, two of our subsidiaries, Polo Ralph Lauren Trading (Shanghai) Co., LTD and Polo Ralph Lauren Commerce and Trading (Shanghai) Co., LTD, entered into an uncommitted credit facility that provides for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $10 million) through February 9, 2012 (the “Chinese Credit Facility”). The Chinese Credit Facility will be used to fund general working capital funding needs of our operations in China. The borrowing availability under the Chinese Credit Facility is at the sole discretion of JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by the Polo Ralph Lauren Corporation and bear interest at either (i) at least 90% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. As of April 2, 2011, there were no borrowings outstanding under the Chinese Credit Facility.

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of our aggregate contractual obligations as of April 2, 2011, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under our credit facilities or other potential sources of financing.

				Fiscal
	Fiscal	Fiscal	Fiscal	2017 and
	2012	2013-2014	2015-2016	Thereafter	Total
	(millions)

Euro Debt	$—	$295.5	$—	$—	$295.5
Interest payments on Euro Debt	13.3	26.6	—	—	39.9
Capital leases	6.9	13.6	13.6	43.5	77.6
Operating leases	227.6	443.6	376.2	843.7	1,891.1
Inventory purchase commitments	991.6	—	—	—	991.6
Other commitments	24.1	11.2	8.9	—	44.2

Total	$1,263.5	$790.5	$398.7	$887.2	$3,339.9

The following is a description of our material, firmly committed contractual obligations as of April 2, 2011:

•	Euro Debt represents the principal amount due at maturity of our outstanding Euro Debt on a U.S. dollar-equivalent basis. Amounts do not include any fair value adjustments, call premiums or interest payments (see below);

•	Interest payments on Euro Debt represent the annual contractual interest payments due on our Euro Debt;

•	Lease obligations represent the minimum lease rental payments under noncancelable leases for our real estate and operating equipment in various locations around the world. Approximately 59% of these lease obligations relates to our retail operations. Information has been presented separately for operating and capital leases. In addition to such amounts, we are normally required to pay taxes, insurance and occupancy costs relating to our leased real estate properties;

•	Inventory purchase commitments represent our legally binding agreements to purchase fixed or minimum quantities of goods at determinable prices; and

•	Other commitments primarily represent our legally binding obligations under sponsorship, licensing and other marketing and advertising agreements; information technology related service agreements; capital projects; and pension-related obligations.

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $156.4 million as of April 2, 2011, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) amounts included in current liabilities in our consolidated balance sheet as of April 2, 2011 as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a “purchase obligation” as the term is used herein (e.g., deferred taxes and other miscellaneous items).

We also have certain contractual arrangements that would require us to make payments if certain circumstances occur. See Note 17 to the accompanying audited consolidated financial statements for a description of our contingent commitments not included in the above table.

Off-Balance Sheet Arrangements

In addition to the commitments included in the above table, our other off-balance sheet firm commitments, which include outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $17 million as of April 2, 2011. We do not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our financial condition or results of operations.

MARKET RISK MANAGEMENT

We are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of April 2, 2011.

Foreign Currency Risk Management

We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 16 to the audited consolidated financial statements for a summarization of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of April 2, 2011.

Forward Foreign Currency Exchange Contracts

From time to time, we may enter into forward foreign currency exchange contracts as hedges to reduce our risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of our international operations, intercompany contributions made to fund certain marketing efforts of our international operations, interest payments made in connection with outstanding debt, and other foreign currency-denominated operational cash flows. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the Swiss Franc and the British Pound Sterling, we hedge a portion of our foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, we use foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

Our foreign exchange risk management activities are governed by policies and procedures approved by our Audit Committee. Our policies and procedures provide a framework that allows for the management of currency exposures while ensuring the activities are conducted within our established guidelines. Our policies include guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including but not limited to authorization levels, transactional limits, and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques, including a periodic review of market value and sensitivity analyses.

We record our foreign currency exchange contracts at fair value in our consolidated balance sheets. To the extent foreign currency exchange contracts designated as cash flow hedges at hedge inception are highly effective in offsetting the change in the value of the hedged item, the related gains (losses) are initially deferred in equity as a component of accumulated other comprehensive income (“AOCI”) and subsequently recognized in our consolidated statements of operations as follows:

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

We recognized net gains on foreign currency exchange contracts in earnings of approximately $10 million for Fiscal 2011 and $13 million for Fiscal 2010, and net losses of approximately $6 million for Fiscal 2009.

Sensitivity

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our derivative financial instruments. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by all foreign currencies in our hedge portfolio against the U.S. dollar. Based on all foreign currency exchange contracts outstanding as of April 2, 2011, a 10% devaluation of the U.S. dollar as compared to the level of foreign currency exchange rates for currencies under contract as of April 2, 2011 would result in approximately $1 million of net unrealized losses. Conversely, a 10% appreciation of the U.S. dollar would result in approximately $1 million of net unrealized gains. As our outstanding foreign currency exchange contracts are primarily designated as cash flow hedges of forecasted transactions, the unrealized loss or gain as a result of a 10% devaluation or appreciation would be largely offset by changes in the underlying hedged items.

Hedge of a Net Investment in Certain European Subsidiaries

We designated the entire principal amount of our outstanding Euro Debt as a hedge of our net investment in certain of our European subsidiaries. The changes in fair value of a derivative instrument or changes in a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment, to the extent it is effective as a hedge. As such, changes in the Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in equity as a component of AOCI. We recorded within other comprehensive income the translation effects of the Euro Debt to U.S. dollars, resulting in a loss of $13.1 million for Fiscal 2011, a loss of $1.8 million for Fiscal 2010, and a gain of $66.6 million for Fiscal 2009.

Interest Rate Risk Management

During the first quarter of Fiscal 2011, we entered into a fixed-to-floating interest rate swap designated as a fair value hedge to mitigate our exposure to changes in the fair value of our Euro Debt due to changes in the benchmark interest rate. The interest rate swap, which has a maturity date of October 4, 2013, has an aggregate notional value of €209.2 million and swaps the 4.5% fixed interest rate on our Euro Debt for a variable interest rate equal to the 3-month Euro Interbank Offered Rate plus 299 basis points. Our interest rate swap meets the requirements for shortcut method accounting. Accordingly, changes in the fair value of the interest rate swap are exactly offset by changes in the fair value of the Euro Debt. No ineffectiveness has been recorded during Fiscal 2011. On April 11, 2011, we terminated the interest rate swap, the effect of which did not have a material impact on our consolidated financial statements.

Sensitivity

As of April 2, 2011, notwithstanding the aforementioned fixed-to-floating interest rate swap contract related to our Euro Debt, we had no variable-rate debt outstanding. As of April 2, 2011, the carrying value of our Euro Debt was $291.9 million and the fair value was $305.0 million. Excluding the interest rate swap, a 25 basis point increase or decrease in the level of interest rates would, respectively, decrease or increase the fair value of the Euro Debt by approximately $2 million. Such potential increases or decreases are based on certain simplifying assumptions, including no changes in Euro currency exchange rates and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Investment Risk Management

As of April 2, 2011, we had cash and cash equivalents on-hand of $453.0 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. Our other significant investments included $593.9 million of short-term investments, primarily in municipal bonds, time deposits and variable rate municipal securities with original maturities greater than 90 days; $51.3 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $80.8 million of investments with maturities greater than one year; $2.3 million of auction rate securities issued through a municipality and $0.5 million of other securities.

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

CRITICAL ACCOUNTING POLICIES

An accounting policy is considered to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We believe that the following list represents our critical accounting policies. For a discussion of all of our significant accounting policies, see Note 3 to the accompanying audited consolidated financial statements.

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

In determining estimates of returns, discounts, end-of-season markdowns and operational chargebacks, management analyzes historical trends, seasonal results, current economic and market conditions and retailer performance. We review and refine these estimates on a quarterly basis. Our historical estimates of these costs have not differed materially from actual results.

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. Significant judgments and estimates are involved in this evaluation, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and a receivables aging analysis that determines the percentage of receivables that has historically been uncollected by aged category. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible. Although management believes that it has adequately provided for those risks as part of our bad debt reserve, a severe and prolonged adverse impact on our major customers’ business operations could have a corresponding material adverse effect on our net sales, cash flows and/or financial condition.

See “Accounts Receivable” in Note 3 to the accompanying audited consolidated financial statements for an analysis of the activity in our sales reserves and allowance for doubtful accounts for each of the three fiscal years presented.

Inventories

We hold inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including our own retail stores. We also hold retail inventory that is sold in our own stores and e-commerce sites directly to consumers. Wholesale and retail inventories are stated at the lower of cost or estimated realizable value with cost primarily determined on a weighted-average cost basis.

We continually evaluate the composition of our inventories, assessing slow-turning product and fashion product. Estimated realizable value of inventory is determined based on an analysis of historical and forecasted sales trends of our individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. Our historical estimates of these costs and the provisions have not differed materially from actual results.

Reserves for inventory shrinkage, representing the risk over physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

Business Combinations

In connection with our business combinations (whether partial, full or step acquisitions), we are required to record all of the assets and liabilities of the acquired business at fair value; recognize contingent consideration at fair value on the acquisition date; and, for certain arrangements, recognize changes in fair value in earnings until settlement. These fair value determinations require management’s judgment and may involve the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

In addition, in connection with our business acquisitions, we evaluate the terms of any pre-existing relationships to determine if a settlement of the pre-existing relationship exists. These pre-existing relationships primarily relate to licensing agreements. If the terms of the pre-existing relationships were determined to not be reflective of market, a settlement gain or loss would be recognized in earnings, measured by the amount in which the contract is favorable or unfavorable to us when compared with pricing for current market transactions for the same or similar items. We allocate the aggregate consideration exchanged in these transactions between the value of the business acquired and the value of the settlement of any pre-existing relationships in proportion to estimates of their respective fair values. Accordingly, significant judgment is required to determine the respective fair values of the business acquired and the value of the settlement of the pre-existing relationship. We may utilize independent valuation firms to assist in the determination of fair value.

Fair Value Measurements

We use judgment in our determination of the fair value of a particular asset or liability when evaluating the inputs used in valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally derived (unobservable). See Note 15 to the accompanying audited consolidated financial statements for further discussion of our fair value measurements.

The fair value of derivative assets and liabilities is determined using a pricing model, which is primarily based on market observable external inputs, including forward and spot rates for foreign currencies and considers the impact of our credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments.

Impairment of Goodwill and Other Intangible Assets

Goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives, are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining goodwill impairment, we review and consider appraisals from independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables.

The impairment test for other indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized equal to the excess. In addition, in evaluating finite-lived intangible assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.

We performed our annual impairment assessment of goodwill during the second quarter of Fiscal 2011. Based on the results of the impairment assessment as of July 4, 2010, we confirmed that the fair value of our reporting units exceeded their respective carrying values and there were no reporting units at risk of impairment. Additionally, there have been no impairment losses recorded in connection with the assessment of the recoverability of goodwill or other intangible assets during any of the three fiscal years presented.

Impairment of Other Long-Lived Assets

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, we use our best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

In determining future cash flows, we take various factors into account, including changes in merchandising strategy, the emphasis on retail store cost controls, the effects of macroeconomic trends such as consumer spending, and the impacts of more experienced retail store managers and increased local advertising. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations.

During Fiscal 2011, Fiscal 2010 and Fiscal 2009, we recorded non-cash impairment charges of $2.5 million, $6.6 million, and $55.4 million, respectively, to reduce the net carrying value of certain long-lived assets primarily in our Retail segment to their estimated fair value. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

Income Taxes

In determining the income tax provision for financial reporting purposes, we establish a reserve for uncertain tax positions. If we consider that a tax position is “more-likely-than-not” of being sustained upon audit, based solely on the technical merits of the position, we recognize the tax benefit. We measure the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and require significant judgment, and we often obtain assistance from external advisors. To the extent that our estimates may change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.

Deferred income taxes reflect the tax effect of certain net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is “more-likely-than-not” that some portion or all of a deferred tax asset will not be realized. Tax valuation allowances are analyzed periodically by assessing the adequacy of future expected taxable income, which typically involves the significant use of estimates. Such allowances are adjusted as events occur, or circumstances change, that warrant adjustments to those balances.

See Note 13 to the accompanying audited consolidated financial statements for further discussion of income taxes.

Contingencies

We are periodically exposed to various contingencies in the ordinary course of conducting our business, including certain litigations, alleged information system security breach matters, contractual disputes, employee relation matters, various tax audits, and trademark and intellectual property matters and disputes. We record a liability for such contingencies to the extent that we conclude their occurrence is probable and the related losses are estimable. In addition, if it is reasonably possible that an unfavorable settlement of a contingency could exceed the established liability, we disclose the estimated impact on our liquidity, financial condition and results of operations. Management considers many factors in making these assessments. As the ultimate resolution of contingencies is inherently unpredictable, these assessments can involve a series of complex judgments about future events including, but not limited to, court rulings, negotiations between affected parties and governmental actions. As a result, the accounting for loss contingencies relies heavily on estimates and assumptions.

Stock-Based Compensation

We expense all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to fair market value at the date of grant. We use the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions. Certain key assumptions involve estimating future uncertain events. The key factors influencing the estimation process include the expected term of the option, the expected stock price volatility factor, the expected dividend yield and risk-free interest rate, among others. Generally, once stock option values are determined, current accounting practices do not permit them to be changed, even if the estimates used are different from the actuals.

Determining the fair value of stock-based compensation at the date of grant requires significant judgment by management, including estimates of the above Black-Scholes assumptions. In addition, judgment is required in estimating the number of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, if management changes the assumptions for future stock-based award grants, or if there are changes in market conditions, stock-based compensation expense and our results of operations could be materially impacted.

Restricted Stock and Restricted Stock Units (“RSUs”)

We grant restricted shares of Class A common stock and service-based RSUs to certain of our senior executives and non-employee directors. In addition, we grant performance-based RSUs to such senior executives and other key executives, and certain of our other employees. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based RSUs is recognized over the related service period when attainment of the performance goals is deemed probable, which involves judgment on the part of management.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the accompanying audited consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our financial statements in future reporting periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

For a discussion of our exposure to market risk, see “Market Risk Management” in Item 7 included elsewhere in this Annual Report on Form 10-K.

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

We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level, as of the fiscal year end covered by this Annual Report on Form 10-K.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this report based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company’s internal controls over financial reporting were effective at the reasonable assurance level as of the fiscal year end covered by this Annual Report on Form 10-K.

On January 1, 2011, we acquired control of the Polo-branded apparel business in South Korea from Doosan that was formerly conducted under a licensed arrangement (the “South Korea Licensed Operations Acquisition,” as discussed in Note 5 to the accompanying audited consolidated financial statements). We are in the process of evaluating the internal controls of the acquired business. However, as permitted by related SEC Staff interpretive guidance for newly acquired businesses, we excluded the acquired business in South Korea from management’s annual assessment of the effectiveness of our internal control over financial reporting as of April 2, 2011. In the aggregate, our business in South Korea represented approximately 2% of our total consolidated assets and less than 1% of our total consolidated revenues as of and for the fiscal year ended April 2, 2011.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as included elsewhere herein.

(c) Changes in Internal Controls over Financial Reporting

Except as discussed below, there has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

South Korea Licensed Operations Acquisition

In connection with the South Korea Licensed Operations Acquisition, we have developed a supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, store operations, real estate management, finance and other administrative areas. As part of the development of this infrastructure, we have implemented and will continue to enhance various processes, systems, and internal controls to support this business.

Global Financial and Reporting System Implementation

We are in the process of implementing a new global financial and reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years, and began with the migration of certain of our domestic human resource systems to the new system during the fourth quarter of Fiscal 2011. This implementation effort will continue in the first quarter of Fiscal 2012, when certain of our domestic operational and financial systems will be transitioned to the new global financial and reporting system. As the phased implementation of this system occurs, we will experience changes to our processes and procedures which will in turn result in changes in internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.”

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to our directors and corporate governance will be set forth in the Company’s proxy statement for its 2011 annual meeting of stockholders to be filed within 120 days after April 2, 2011 (the “Proxy Statement”) and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers.”

The Company has a Code of Ethics for Principal Executive Officers and Senior Financial Officers that applies to our principal executive officer, our principal operating officer, our principal financial officer, our principal accounting officer and our controller. You can find our Code of Ethics for Principal Executive Officers and Senior Financial Officers on our Internet site, http://investor.ralphlauren.com. We will post any amendments to the Code of Ethics for Principal Executive Officers and Senior Financial Officers and any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or the NYSE on our Internet site.

Item 11.	Executive Compensation.

Information relating to executive and director compensation will be set forth in the Proxy Statement and such information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information as of April 2, 2011

The following table sets forth information as of April 2, 2011 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)		(b)		(c)
	Numbers of				Number of Securities
	Securities				Remaining Available for
	to be Issued upon				Future Issuance Under
	Exercise of				Equity Compensation
	Outstanding		Weighted-Average		Plans (Excluding
	Options, Warrants		Exercise Price of		Securities Reflected in
Plan Category	and Rights		Outstanding Options ($)		Column (a))

Equity compensation plans approved by security holders	5,929,040	(1)	$60.91	(2)	4,359,379	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	5,929,040		$60.91		4,359,379

(1)	Consists of 3,803,479 options to purchase shares of our Class A common stock and 2,125,561 restricted stock units that are payable solely in shares of Class A common stock (including 366,667 of service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of April 2, 2011). Does not include 8,506 outstanding restricted shares that are subject to forfeiture.

(2)	Represents the weighted average exercise price of the outstanding stock options. No exercise price is payable with respect to the outstanding restricted stock units.

(3)	All of the securities remaining available for future issuance set forth in column (c) may be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance awards or other stock-based awards under the Company’s Amended and Restated 1997 Long-Term Stock Incentive Plan and the Company’s 2010 Long-Term Stock Incentive Plan (the “Plans”). An additional 8,506 outstanding shares of restricted stock granted under the Company’s Plans that remain subject to forfeiture are not reflected in column (c).

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1.,	2. Financial Statements and Financial Statement Schedules. See index on Page F-1.

3. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-24733) (the “S-1”))*
3.2	Second Amended and Restated By-laws of the Company (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended September 29, 2007)*
10.1	Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and Polo Ralph Lauren Corporation (filed as Exhibit 10.3 to the S-1)*
10.2	Agency Agreement dated October 5, 2006, between Polo Ralph Lauren Corporation and Deutsche Bank AG, London Branch and Deutsche Bank Luxemburg S.A., as fiscal and principal paying agent (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 30, 2006)*
10.3	Form of Indemnification Agreement between Polo Ralph Lauren Corporation and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)*
10.4	Amended and Restated Employment Agreement, effective as of October 14, 2009, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 8-K dated October 14, 2009)*†
10.5	Amended and Restated Employment Agreement, made effective as of March 30, 2008, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K dated June 12, 2007)*†
10.6	Amendment No. 1 dated June 29, 2009 to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K dated July 1, 2009)*†
10.7	Amendment No. 2 dated November 9, 2010 to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 2, 2010)*†
10.8	Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005 (the “Fiscal 2006 10-K”))*†
10.9	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between Polo Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.15 to the Fiscal 2006 10-K)*†
10.10	Polo Ralph Lauren Corporation Executive Officer Annual Incentive Plan, as amended as of August 9, 2007 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 29, 2007)*†
10.11	Amendment No. 1, dated March 29, 2010, to the Amended and Restated Employment Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.14 to the Fiscal 2010 10-K)*†
10.12	Restricted Stock Unit Award Agreement, dated as of July 1, 2004, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.18 to the Fiscal 2006 10-K)*†
10.13	Amendment No. 1, dated as of December 23, 2008, to the Restricted Stock Unit Award Agreement between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 27, 2008)*†
10.14	Restricted Stock Award Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.19 to the Fiscal 2006 10-K)*†
10.15	Non-Qualified Stock Option Agreement, dated as of July 23, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.20 to the Fiscal 2006 10-K)*†
10.16	Deferred Compensation Agreement, dated as of September 19, 2002, between Polo Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.21 to the Fiscal 2006 10-K)*†
10.17	Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)*†
10.18	Amendment, dated as of June 30, 2006, to the Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)*†

Exhibit
Number	Description

10.19	Amendment No. 2, dated as of May 21, 2009, to the Polo Ralph Lauren Corporation 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.26 to the Fiscal 2009 10-K)*†
10.20	Polo Ralph Lauren Corporation 2010 Long-Term Stock Incentive Plan adopted on August 5, 2010 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 3, 2010)*†
10.21	Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.22	Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.23	Stock Option Award Overview — U.S. containing the standard terms of stock option awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2006)*†
10.24	Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 3, 2010)*†
10.25	Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 3, 2010)*†
10.26	Stock Option Award Overview — U.S. containing the standard terms of stock option awards under the 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended July 3, 2010)*†
10.27	Credit Agreement, dated March 10, 2011, among Polo Ralph Lauren Corporation, Polo JP Acqui C.V., Polo Ralph Lauren Kabushiki Kaisha and Polo Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent
10.28	Employment Agreement, effective as of October 14, 2009, between Polo Ralph Lauren Corporation and Jackwyn Nemerov (filed as Exhibit 10.2 to the Form 8-K dated October 14, 2009)*†
10.29	Employment Agreement, effective as of September 28, 2009, between Polo Ralph Lauren Corporation and Tracey T. Travis (filed as Exhibit 10.1 to the Form 8-K dated September 28, 2009)*†
10.30	Employment Agreement, effective as of October 14, 2009, between Polo Ralph Lauren Corporation and Mitchell A. Kosh (filed as Exhibit 10.3 to the Form 8-K dated October 14, 2009)*†
10.31	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended December 31, 2005)*†
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Fiscal 2003 Form 10-K)*
21.1	List of Significant Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)
31.2	Certification of Tracey T. Travis required by 17 CFR 240.13a-14(a)
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Tracey T. Travis Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at April 2, 2011 and April 3, 2010, (ii) the Consolidated Statements of Operations for the fiscal years ended April 2, 2011, April 3, 2010 and March 28, 2009, (iii) the Consolidated Statements of Cash Flows for the fiscal years ended April 2, 2011, April 3, 2010 and March 28, 2009 and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 2011.

POLO RALPH LAUREN CORPORATION

By:	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RALPH LAUREN Ralph Lauren	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2011

/s/ ROGER N. FARAH Roger N. Farah	President, Chief Operating Officer and Director	May 26, 2011

/s/ JACKWYN L. NEMEROV Jackwyn L. Nemerov	Executive Vice President and Director	May 26, 2011

/s/ TRACEY T. TRAVIS Tracey T. Travis	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 26, 2011

/s/ JOHN R. ALCHIN John R. Alchin	Director	May 26, 2011

/s/ ARNOLD H. ARONSON Arnold H. Aronson	Director	May 26, 2011

/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	May 26, 2011

/s/ DR. JOYCE F. BROWN Dr. Joyce F. Brown	Director	May 26, 2011

/s/ JOEL L. FLEISHMAN Joel L. Fleishman	Director	May 26, 2011

Signature	Title	Date

/s/ HUBERT JOLY Hubert Joly	Director	May 26, 2011

/s/ STEVEN P. MURPHY Steven P. Murphy	Director	May 26, 2011

/s/ ROBERT C. WRIGHT Robert C. Wright	Director	May 26, 2011

POLO RALPH LAUREN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Page

Consolidated Financial Statements:
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Equity	F-5
Notes to Consolidated Financial Statements	F-6
Management’s Report on Responsibility for Financial Statements	F-48
Reports of Independent Registered Public Accounting Firm	F-49
Supplementary Information:
Selected Financial Information	F-51
Quarterly Financial Information	F-53
EX-10.27
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 2,	April 3,
	2011	2010
	(millions)

ASSETS
Current assets:
Cash and cash equivalents	$453.0	$563.1
Short-term investments	593.9	584.1
Accounts receivable, net of allowances of $230.9 million and $206.1 million	442.8	381.9
Inventories	702.1	504.0
Income tax receivable	57.8	1.3
Deferred tax assets	92.1	103.0
Prepaid expenses and other	136.3	138.4

Total current assets	2,478.0	2,275.8
Non-current investments	83.6	75.5
Property and equipment, net	788.8	697.2
Deferred tax assets	76.7	101.9
Goodwill	1,016.3	986.6
Intangible assets, net	387.7	363.2
Other assets	150.0	148.7

Total assets	$4,981.1	$4,648.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$214.7	$149.8
Income tax payable	8.9	37.8
Accrued expenses and other	608.4	559.7

Total current liabilities	832.0	747.3
Long-term debt	291.9	282.1
Non-current liability for unrecognized tax benefits	156.4	126.0
Other non-current liabilities	396.1	376.9

Commitments and contingencies (Note 17)
Total liabilities	1,676.4	1,532.3

Equity:
Class A common stock, par value $.01 per share; 89.5 million and 75.7 million shares issued; 63.7 million and 56.1 million shares outstanding	0.9	0.8
Class B common stock, par value $.01 per share; 30.8 million and 42.1 million shares issued and outstanding	0.3	0.4
Additional paid-in-capital	1,444.7	1,243.8
Retained earnings	3,435.3	2,915.3
Treasury stock, Class A, at cost (25.8 million and 19.6 million shares)	(1,792.3)	(1,197.7)
Accumulated other comprehensive income	215.8	154.0

Total equity	3,304.7	3,116.6

Total liabilities and equity	$4,981.1	$4,648.9

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions, except per share data)

Net sales	$5,481.8	$4,795.5	$4,823.7
Licensing revenue	178.5	183.4	195.2

Net revenues	5,660.3	4,978.9	5,018.9
Cost of goods sold(a)	(2,342.0)	(2,079.8)	(2,288.2)

Gross profit	3,318.3	2,899.1	2,730.7

Other costs and expenses:
Selling, general and administrative expenses(a)	(2,442.7)	(2,157.0)	(2,036.0)
Amortization of intangible assets	(25.4)	(21.7)	(20.2)
Impairments of assets	(2.5)	(6.6)	(55.4)
Restructuring charges	(2.6)	(6.9)	(23.6)

Total other costs and expenses	(2,473.2)	(2,192.2)	(2,135.2)

Operating income	845.1	706.9	595.5
Foreign currency gains (losses)	(1.4)	(2.2)	1.6
Interest expense	(18.3)	(22.2)	(26.6)
Interest and other income, net	7.7	12.4	22.0
Equity in income (loss) of equity-method investees	(7.7)	(5.6)	(5.0)

Income before provision for income taxes	825.4	689.3	587.5
Provision for income taxes	(257.8)	(209.8)	(181.5)

Net income attributable to PRLC	$567.6	$479.5	$406.0

Net income per common share attributable to PRLC:
Basic	$5.91	$4.85	$4.09

Diluted	$5.75	$4.73	$4.01

Weighted average common shares outstanding:
Basic	96.0	98.9	99.2

Diluted	98.7	101.3	101.3

Dividends declared per share	$0.50	$0.30	$0.20

(a) Includes total depreciation expense of:	$(168.7)	$(159.5)	$(164.2)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
		(millions)

Cash flows from operating activities:
Net income	$567.6	$479.5	$406.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	194.1	181.2	184.4
Deferred income tax expense (benefit)	47.3	(0.2)	(35.1)
Equity in loss (income) of equity-method investees, net of dividends received	7.7	5.6	5.0
Non-cash stock-based compensation expense	70.4	59.7	49.7
Non-cash impairments of assets	2.5	6.6	55.4
Non-cash provision for (reversals of) bad debt expense	(0.2)	4.7	13.9
Non-cash foreign currency (gains) losses	(1.4)	2.5	2.3
Non-cash restructuring (reversals) charges, net	(2.2)	1.9	1.6
Non-cash litigation-related charges (reversals of excess reserves), net	(2.0)	(1.7)	5.6
Gain on extinguishment of debt	—	(4.1)	—
Excess tax benefits from stock-based compensation arrangements	(42.6)	(25.2)	(12.1)
Changes in operating assets and liabilities:
Accounts receivable	(50.7)	92.2	1.1
Inventories	(173.5)	29.1	(10.5)
Accounts payable and accrued liabilities	109.2	27.5	10.6
Income tax receivables and payables	(68.7)	39.0	56.7
Deferred income	(27.2)	(19.3)	(25.7)
Other balance sheet changes	58.4	27.5	65.3

Net cash provided by operating activities	688.7	906.5	774.2

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(70.9)	(30.8)	(46.3)
Purchases of investments	(1,244.3)	(1,350.9)	(623.1)
Proceeds from sales and maturities of investments	1,242.3	1,072.4	369.5
Capital expenditures	(255.0)	(201.3)	(185.0)
Change in restricted cash deposits	28.5	6.2	26.9

Net cash used in investing activities	(299.4)	(504.4)	(458.0)

Cash flows from financing activities:
Repayment of debt	—	(121.0)	(196.8)
Debt issuance costs	(2.1)	—	—
Payments of capital lease obligations	(7.9)	(6.7)	(6.7)
Payments of dividends	(38.5)	(24.7)	(19.9)
Repurchases of common stock, including shares surrendered for tax withholdings	(594.6)	(231.0)	(169.8)
Proceeds from exercise of stock options	88.3	50.5	29.0
Excess tax benefits from stock-based compensation arrangements	42.6	25.2	12.1
Other financing activities	(0.4)	1.3	—

Net cash used in financing activities	(512.6)	(306.4)	(352.1)

Effect of exchange rate changes on cash and cash equivalents	13.2	(13.8)	(34.4)

Net increase (decrease) in cash and cash equivalents	(110.1)	81.9	(70.3)
Cash and cash equivalents at beginning of period	563.1	481.2	551.5

Cash and cash equivalents at end of period	$453.0	$563.1	$481.2

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

			Additional		Treasury Stock			Total	Non-
	Common Stock(a)		Paid-In	Retained	at Cost			Equity of	Controlling	Total
	Shares	Amount	Capital	Earnings	Shares	Amount	AOCI(b)	PRLC	Interest	Equity
	(millions)

Balance at March 29, 2008	113.8	$1.1	$1,017.6	$2,079.3	14.3	$(820.9)	$112.6	$2,389.7	$5.5	$2,395.2
Comprehensive income:
Net income				406.0
Foreign currency translation adjustments							(69.7)
Net realized and unrealized gains on derivative financial instruments							84.1
Net unrealized gains on available-for-sale investments							0.3
Net unrealized losses on defined benefit plans							(0.5)
Total comprehensive income								420.2		420.2
Noncontrolling interest transactions									(5.5)	(5.5)
Cash dividends declared				(19.8)				(19.8)		(19.8)
Repurchases of common stock					2.1	(145.8)		(145.8)		(145.8)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	1.8	—	90.8					90.8		90.8

Balance at March 28, 2009	115.6	$1.1	$1,108.4	$2,465.5	16.4	$(966.7)	$126.8	$2,735.1	$—	$2,735.1
Comprehensive income:
Net income				479.5
Foreign currency translation adjustments							37.5
Net realized and unrealized losses on derivative financial instruments							(11.0)
Net unrealized gains (losses) on available-for-sale investments							—
Net unrealized gains on defined benefit plans							0.7
Total comprehensive income								506.7		506.7
Cash dividends declared				(29.7)				(29.7)		(29.7)
Repurchases of common stock					3.2	(231.0)		(231.0)		(231.0)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	2.2	$0.1	135.4					135.5		135.5

Balance at April 3, 2010	117.8	$1.2	$1,243.8	$2,915.3	19.6	$(1,197.7)	$154.0	$3,116.6	$—	$3,116.6
Comprehensive income:
Net income				567.6
Foreign currency translation adjustments							91.4
Net realized and unrealized losses on derivative financial instruments							(25.0)
Net unrealized gains (losses) on available-for-sale investments							—
Net unrealized losses on defined benefit plans							(4.6)
Total comprehensive income								629.4		629.4
Cash dividends declared				(47.6)				(47.6)		(47.6)
Repurchases of common stock					6.2	(594.6)		(594.6)		(594.6)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	2.5	—	200.9					200.9		200.9

Balance at April 2, 2011	120.3	$1.2	$1,444.7	$3,435.3	25.8	$(1,792.3)	$215.8	$3,304.7	$—	$3,304.7

(a)	Includes Class A and Class B common stock. In Fiscal 2011 and Fiscal 2010, 11.3 million and 1.2 million shares, respectively, of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the security (see Note 18).

(b)	Accumulated other comprehensive income (loss).

(c)	Includes income tax benefits relating to stock-based compensation arrangements of approximately $43 million in Fiscal 2011, $25 million in Fiscal 2010 and $12 million in Fiscal 2009.

See accompanying notes.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Polo Ralph Lauren Corporation (“PRLC”) is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. PRLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. PRLC’s brand names include Polo Ralph Lauren, Ralph Lauren Purple Label, Ralph Lauren Women’s Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Rugby, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others. PRLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

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

Basis of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) and present the financial position, results of operations and cash flows of the Company, including all entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2011 ended on April 2, 2011 and reflected a 52-week period; Fiscal 2010 ended on April 3, 2010 and reflected a 53-week period; and Fiscal 2009 ended on March 28, 2009 and reflected a 52-week period.

In April 2009, the Company performed an internal legal entity reorganization of certain of its wholly owned Japan subsidiaries. As a result of the reorganization, the Company’s former Polo Ralph Lauren Japan Corporation and Impact 21 Co., Ltd. subsidiaries were merged into a new wholly owned subsidiary named Polo Ralph Lauren Kabushiki Kaisha (“PRL KK”). The financial position and operating results of the Company’s consolidated PRL KK entity are reported on a one-month lag. Accordingly, the Company’s operating results for Fiscal 2011, Fiscal 2010 and Fiscal 2009 include the operating results of PRL KK for the twelve-month periods ended February 26, 2011, February 28, 2010 and February 28, 2009, respectively.

The financial position and operating results of the Company’s Polo-branded apparel and accessories business in South Korea acquired from Doosan Corporation (“Doosan”) on January 1, 2011 (the “Polo South Korea business”) are also reported on a one-month lag. Accordingly, the Company’s operating results for Fiscal 2011 include the operating results of the Polo South Korea business for the two-month period ended February 26, 2011.

The net effect of these reporting lags is not material, either individually or in the aggregate, to the Company’s consolidated financial statements.

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

Revenue within the Company’s Wholesale segment is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdown allowances, operational chargebacks and certain cooperative advertising allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

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

Cost of Goods Sold and Selling Expenses

Cost of goods sold includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in and import costs, as well as changes in reserves for shrinkage and inventory realizability. Gains and

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses associated with foreign currency exchange contracts related to the hedging of inventory purchases also are recognized within cost of goods sold when the inventory being hedged is sold. The costs of selling merchandise, including those associated with preparing the merchandise for sale, such as picking, packing, warehousing and order charges (“handling costs”), are included in selling, general and administrative (“SG&A”) expenses.

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the consolidated statements of operations. Shipping costs were approximately $30 million in Fiscal 2011, $28 million in Fiscal 2010 and $27 million in Fiscal 2009. Handling costs, which are described above, were approximately $108 million in Fiscal 2011, $95 million in Fiscal 2010 and $97 million in Fiscal 2009, and are also included within SG&A expenses. Shipping and handling costs billed to customers are included in revenue.

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

Advertising expense amounted to approximately $192 million for Fiscal 2011, $157 million for Fiscal 2010 and $171 million for Fiscal 2009. Deferred advertising costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $6 million and $4 million at the end of Fiscal 2011 and Fiscal 2010, respectively.

Foreign Currency Translation and Transactions

The financial position and operating results of foreign operations are primarily consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. The resulting translation gains or losses are included in the consolidated statements of equity as a component of accumulated other comprehensive income (“AOCI”). Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature also are included within this component of equity.

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

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under US GAAP, are excluded from net income (loss). The components of other comprehensive income (loss) (“OCI”) for the Company primarily consist of foreign currency translation gains and losses; unrealized gains and losses on available-for-sale investments; unrealized gains and losses related to the accounting for defined benefit plans; and unrealized gains and losses on designated

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedging instruments, such as forward foreign currency exchange contracts designated as cash flow hedges and foreign currency gains (losses) on the Company’s Euro-denominated debt designated as a hedge of its net investment in certain of its European subsidiaries.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
		(millions)

Basic	96.0	98.9	99.2
Dilutive effect of stock options, restricted stock and restricted stock units	2.7	2.4	2.1

Diluted shares	98.7	101.3	101.3

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2011, Fiscal 2010 and Fiscal 2009, there was an aggregate of approximately 0.4 million, 1.2 million, and 3.5 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and the contingent vesting of restricted stock and performance-based restricted stock units that were excluded from the diluted share calculations.

Stock-Based Compensation

The Company expenses all share-based payments to employees and non-employee directors based on the grant date fair value of the awards over the requisite service period, adjusted for estimated forfeitures. The Company uses the Black-Scholes valuation method to determine the grant date fair value of its stock option awards.

See Note 20 for further discussion of the Company’s stock-based compensation plans.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less, including investments in debt securities. Investments in debt securities are diversified among high-credit quality securities in accordance with the Company’s risk-management policies, and primarily include commercial paper and money market funds.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

Short-term investments consist of investments which the Company expects to convert into cash within one year, including time deposits, which have original maturities greater than 90 days. Non-current investments consist of those investments which the Company does not expect to convert into cash within one year.

The Company classifies its investments in securities at the time of purchase as held-to-maturity or available-for-sale, and re-evaluates such classifications on a quarterly basis. Held-to-maturity investments consist of securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value. Available-for-sale investments are recorded at fair value with unrealized gains or losses classified as a component of AOCI in the consolidated balance sheets, and related realized gains or losses classified as a component of interest and other income, net, in the consolidated statements of operations.

Cash inflows and outflows related to the sale and purchase of investments are classified as investing activities in the Company’s consolidated statements of cash flows.

Equity-method Investments

Investments in companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. This is generally presumed to exist when the Company owns between 20% and 50% of the investee. However, if the Company had a greater than 50% ownership interest in an investee and the noncontrolling shareholders held certain rights that allowed them to participate in the day-to-day operations of the business, the Company would also generally use the equity method of accounting.

Under the equity method, only the Company’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheets; only the Company’s share of the investee’s earnings (losses) is included in the consolidated results of operations; and only the dividends, cash distributions, loans or other cash received from the investee and additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated statements of cash flows.

The Company’s investments include a joint venture named the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), formed with Compagnie Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group, in March 2007. The joint venture is a Swiss corporation whose purpose is to design, develop, manufacture, sell and distribute luxury watches and fine jewelry through Ralph Lauren boutiques, as well as through fine independent jewelry and luxury watch retailers throughout the world. The Company accounts for its 50% interest in the RL Watch Company under the equity method of accounting, and such investment is included in other non-current assets in the consolidated balance sheets. Royalty payments due to the Company under the related license agreement for use of certain of the Company’s trademarks are reflected as licensing revenue within the consolidated statements of operations.

Impairment Assessment

The Company evaluates investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of risks and

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 16 for further information relating to the Company’s investments.

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

Estimated end-of-season markdown charges are included as reductions of revenue. The related markdown provisions are based on retail sales performance, seasonal negotiations with customers, historical and forecasted deduction trends, an evaluation of current economic and market conditions and, in certain cases, contractual terms.

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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
		(millions)

Beginning reserve balance	$186.0	$170.4	$161.1
Amount charged against revenue to increase reserve	502.5	460.1	480.2
Amount credited against customer accounts to decrease reserve	(479.5)	(443.7)	(461.0)
Foreign currency translation	4.2	(0.8)	(9.9)

Ending reserve balance	$213.2	$186.0	$170.4

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
		(millions)

Beginning reserve balance	$20.1	$20.5	$10.9
Amount recorded to expense to (decrease) increase reserve(a)	(0.2)	4.7	13.9
Amount written-off against customer accounts to decrease reserve	(2.8)	(5.1)	(3.0)
Foreign currency translation	0.6	—	(1.3)

Ending reserve balance	$17.7	$20.1	$20.5

(a)	Amounts charged to bad debt expense are included within SG&A expenses in the consolidated statements of operations.

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Canada, Europe and Asia, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In its wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has four key wholesale customers that generate significant sales volume. For Fiscal 2011, these customers in the aggregate contributed approximately 40% of all wholesale revenues. Further, as of April 2, 2011, the Company’s four key wholesale customers represented approximately 30% of gross accounts receivable.

Inventories

The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including its own retail stores. The Company also holds retail inventory that is sold directly to consumers. Wholesale and retail inventories are stated at the lower of cost or estimated realizable value with cost primarily determined on a weighted-average cost basis.

The Company continuously evaluates the composition of its inventories, assessing slow-turning product and all fashion product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of the Company’s individual product lines, the impact of market trends and economic conditions, and the value of current orders in-house relating to future sales of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

Reserves for inventory shrinkage, representing the risk over physical loss of inventory, are estimated based on historical experience and are adjusted based upon physical inventory counts.

Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets, which range from three to seven years for furniture, fixtures, machinery and equipment, and computer software and equipment; and from ten to forty years for buildings and improvements. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the respective assets or the term of the lease.

Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. In evaluating long-lived assets for recoverability, including finite-lived intangibles as described below, the

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. Assets to be disposed of and for which there is a committed plan of disposal are reported at the lower of carrying value or fair value less costs to sell.

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

Officers’ Life Insurance Policies

The Company maintains certain split-dollar life insurance policies for select senior executives. These policies are recorded at the lesser of their cash-surrender value or aggregate premiums paid-to-date in the consolidated balance sheets. As of the end of both Fiscal 2011 and Fiscal 2010, amounts of approximately $33 million relating to officers’ split-dollar life insurance policies held by the Company were classified within other non-current assets in the consolidated balance sheets.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Leases

The Company leases certain facilities and equipment, including its retail stores. Certain of the Company’s leases contain renewal options, rent escalation clauses and/or landlord incentives. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of Fiscal 2011 and Fiscal 2010, deferred rent obligations of approximately $173 million and $148 million, respectively, were classified primarily within other non-current liabilities in the Company’s consolidated balance sheets.

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

Derivative Financial Instruments

The Company records all derivative instruments on the consolidated balance sheets at fair value. In addition, for derivative instruments that qualify for hedge accounting, the effective portion of changes in the fair value is either (a) offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or (b) recognized in equity as a component of AOCI until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively.

Each derivative instrument entered into by the Company which qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative designated as a hedge, the Company formally documents the risk management objective and strategy, including the identification of the hedging instrument, the hedged item and the risk exposure, as well as how effectiveness is to be assessed prospectively and retrospectively. To assess the effectiveness of derivative instruments designated as hedges, the Company uses non-statistical methods, including the dollar-offset method, which compare the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented by the Company on at least a quarterly basis.

To the extent that a derivative contract designated as a cash flow hedge is not considered to be effective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings within foreign currency gains (losses). If it is determined that a derivative has not been highly effective, and will continue not to be highly effective at hedging the designated exposure, hedge accounting is discontinued. If a hedge relationship is terminated, the change in fair value of the derivative previously recorded in AOCI is recognized when the hedged

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

item affects earnings consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring in which case the accumulated amount is immediately recognized in earnings.

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

Forward Foreign Currency Exchange Contracts

The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt and other foreign currency-denominated operational cash flows. To the extent foreign currency exchange contracts designated as cash flow hedges at hedge inception are highly effective in offsetting the change in the value of the hedged item, the related gains (losses) are initially deferred in equity as a component of AOCI and subsequently recognized in the consolidated statements of operations as follows:

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

Hedge of a Net Investment in a Foreign Operation

Changes in the fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment, to the extent it is effective as a hedge. In assessing the effectiveness of a non-derivative financial instrument that has been designated as a hedge of a net investment, the Company uses the spot rate method of accounting to value foreign currency exchange rate changes in both its foreign subsidiaries and the financial instrument. If the notional amount of the financial instrument designated as a hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness is recognized immediately in earnings within foreign currency gains (losses). To the extent the financial instrument remains effective, changes in its fair value are recorded in equity as a component of AOCI until the sale or liquidation of the hedged net investment.

Fair Value Hedges

Changes in the fair value of a derivative instrument that has been designated as a fair value hedge, along with offsetting changes in the fair value of the hedged item attributable to the hedged risk, are recorded in earnings. Hedge ineffectiveness is recorded in earnings to the extent that the change in the fair value of the hedged item does not offset the change in the fair value of the hedging instrument.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Undesignated Hedges

All of the Company’s undesignated hedges are entered into to hedge specific economic risks, such as foreign currency exchange rate risk. Changes in fair value of undesignated derivative instruments are immediately recognized in earnings within foreign currency gains (losses).

See Note 16 for further discussion of the Company’s derivative financial instruments.

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

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC topic 840, “Leases.” Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Subsequent to the end of the related comment period, the FASB made several amendments to the exposure draft, including revising the definition of the “lease term” to include the non-cancelable lease term plus only those option periods for which there is significant economic incentive for the lessee to extend or not terminate the lease. The FASB also redefined the initial lease liability to be recorded on the Company’s balance sheet to contemplate only those variable lease payments that are in substance “fixed”. The final standard is expected to be issued in the second half of 2011. When and if effective, this proposed standard will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on its consolidated financial statements at this time.

5.	Acquisitions

Fiscal 2011 Transactions

South Korea Licensed Operations Acquisition

On January 1, 2011, in connection with the transition of the Polo-branded apparel and accessories business in South Korea (the “Polo South Korea business”) from a licensed to a wholly owned operation, the Company acquired certain net assets (including inventory) and employees from Doosan in exchange for an initial payment of approximately $25 million plus an additional aggregate payment of approximately $22 million (the “South Korea Licensed Operations Acquisition”). Doosan was the Company’s licensee for the Polo South Korea business. The Company funded the South Korea Licensed Operations Acquisition with available cash on-hand. In conjunction with the South Korea Licensed Operations Acquisition, the Company also entered into a transition services

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement with Doosan for the provision of certain financial and information systems services for a period of up to twelve months commencing on January 1, 2011.

The Company accounted for the South Korea Licensed Operations Acquisition as a business combination during the third quarter of Fiscal 2011. The acquisition cost of $47 million (excluding transaction costs) has been allocated to the net assets acquired based on their respective fair values as follows: inventory of $8 million; property and equipment of $7 million; customer relationship intangible asset of $26 million; non tax-deductible goodwill of $4 million; and other net assets of $2 million. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Transaction costs of $3 million were expensed as incurred and classified within SG&A expenses in the consolidated statement of operations.

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

The operating results for the Polo South Korea business have been consolidated in the Company’s operating results commencing on January 1, 2011 and are reported on a one-month lag. The net effect of this reporting lag is not deemed to be material to the Company’s consolidated financial statements.

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

The operating results for the Polo-branded apparel business in Asia-Pacific have been consolidated in the Company’s operating results commencing on January 1, 2010.

Fiscal 2009 Transactions

Japanese Childrenswear and Golf Acquisition

On August 1, 2008, in connection with the transition of the Polo-branded childrenswear and golf apparel businesses in Japan from a licensed to a wholly owned operation, the Company acquired certain net assets (including inventory) from Naigai Co. Ltd. (“Naigai”) in exchange for a payment of approximately ¥2.8 billion

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The operating results for the Polo-branded childrenswear and golf apparel businesses in Japan have been consolidated in the Company’s operating results commencing August 2, 2008.

6.	Inventories

Inventories consist of the following:

	April 2,	April 3,
	2011	2010
	(millions)

Raw materials	$7.5	$5.9
Work-in-process	1.8	1.3
Finished goods	692.8	496.8

Total inventories	$702.1	$504.0

7.	Property and Equipment

Property and equipment, net, consist of the following:

	April 2,	April 3,
	2011	2010
	(millions)

Land and improvements	$9.9	$9.9
Buildings and improvements	115.3	113.8
Furniture and fixtures	490.9	515.0
Machinery and equipment	144.4	149.5
Capitalized software	165.4	189.8
Leasehold improvements	826.3	700.0
Construction in progress	58.1	102.5

	1,810.3	1,780.5
Less: accumulated depreciation	(1,021.5)	(1,083.3)

Property and equipment, net	$788.8	$697.2

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets

As discussed in Note 3, goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are subject to annual impairment testing. Finite-lived intangible assets continue to be amortized over their respective estimated useful lives. Based on the results of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets in Fiscal 2011, Fiscal 2010 and Fiscal 2009, no impairment charges were deemed necessary.

Goodwill

The following table details the changes in goodwill for each reportable segment during Fiscal 2011 and Fiscal 2010:

	Wholesale	Retail	Licensing	Total
	(millions)

Balance at March 28, 2009	$674.1	$150.8	$141.5	$966.4
Acquisition-related activity(a)	—	—	1.0	1.0
Other adjustments(b)	(45.8)	65.0	—	19.2

Balance at April 3, 2010	628.3	215.8	142.5	986.6
Acquisition-related activity(a)	—	3.8	—	3.8
Other adjustments(b)	16.8	5.8	3.3	25.9

Balance at April 2, 2011	$645.1	$225.4	$145.8	$1,016.3

(a)	Fiscal 2011 acquisition-related activity includes the South Korea Licensed Operations Acquisition. Fiscal 2010 acquisition-related activity primarily includes the Asia-Pacific Licensed Operations Acquisition. See Note 5 for further discussion of the Company’s acquisitions.

(b)	Fiscal 2011 other adjustments are primarily attributable to changes in foreign currency exchange rates. Fiscal 2010 other adjustments include the reallocation of approximately $65 million of goodwill in connection with the Company’s reclassification of its concessions-based sales arrangements to the Retail segment from the Wholesale segment at the beginning of the fourth quarter, as well as changes in foreign currency exchange rates.

Other Intangible Assets

Other intangible assets consist of the following:

	April 2, 2011			April 3, 2010
	Gross			Gross
	Carrying	Accum.		Carrying	Accum.
	Amount	Amort.	Net	Amount	Amort.	Net
	(millions)

Intangible assets subject to amortization:
Re-acquired licensed trademarks	$233.2	$(82.5)	$150.7	$229.4	$(70.6)	$158.8
Customer relationships/lists	278.6	(67.1)	211.5	244.7	(49.3)	195.4
Other	24.4	(7.7)	16.7	7.4	(7.2)	0.2

Total intangible assets subject to amortization	536.2	(157.3)	378.9	481.5	(127.1)	354.4
Intangible assets not subject to amortization:
Trademarks and brands	8.8	—	8.8	8.8	—	8.8

Total intangible assets	$545.0	$(157.3)	$387.7	$490.3	$(127.1)	$363.2

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization

Based on the amount of intangible assets subject to amortization as of April 2, 2011, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization
Expense
(millions)

Fiscal 2012	$27.2
Fiscal 2013	26.8
Fiscal 2014	26.8
Fiscal 2015	26.8
Fiscal 2016	26.8
Fiscal 2017 and thereafter	244.5

Total	$378.9

The expected future amortization expense above reflects weighted-average estimated useful lives of 18.3 years for re-acquired licensed trademarks, 12.8 years for customer relationships/lists and 15.4 years for the Company’s finite-lived intangible assets in total.

9.	Other Current and Non-Current Assets

Prepaid expenses and other current assets consist of the following:

	April 2,	April 3,
	2011	2010
	(millions)

Prepaid rent expense	$23.9	$23.5
Restricted cash	8.5	21.8
Derivative financial instruments	2.0	15.5
Other taxes receivable	30.5	11.2
Other prepaid expenses and current assets	71.4	66.4

Total prepaid expenses and other current assets	$136.3	$138.4

Other non-current assets consist of the following:

	April 2,	April 3,
	2011	2010
	(millions)

Equity-method investments	$5.3	$4.8
Officers’ life insurance policies	33.4	33.1
Restricted cash	42.8	53.6
Other non-current assets	68.5	57.2

Total other non-current assets	$150.0	$148.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Current and Non-Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 2,	April 3,
	2011	2010
	(millions)

Accrued operating expenses	$196.5	$187.6
Accrued payroll and benefits	209.3	187.1
Accrued inventory	42.5	43.8
Deferred income	46.8	50.5
Other taxes payable	66.2	46.1
Other accrued expenses and current liabilities	47.1	44.6

Total accrued expenses and other current liabilities	$608.4	$559.7

Other non-current liabilities consist of the following:

	April 2,	April 3,
	2011	2010
	(millions)

Capital lease obligations	$40.4	$38.2
Deferred rent obligations	166.1	147.9
Deferred income	100.1	123.3
Deferred tax liabilities	41.4	30.5
Other non-current liabilities	48.1	37.0

Total other non-current liabilities	$396.1	$376.9

11.	Impairments of Assets

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

Fiscal 2011 Impairment

During Fiscal 2011, the Company recorded a non-cash impairment charge of $2.5 million to reduce the net carrying value of certain retail store and concession shop long-lived assets in the Asia-Pacific region that were determined to no longer be used over the intended service period to their estimated fair value, which was calculated based on discounted expected cash flows.

Fiscal 2010 Impairment

During Fiscal 2010, the Company recorded non-cash impairment charges of $6.6 million to reduce the net carrying value of certain long-lived assets primarily in its Retail segment to their estimated fair value, which was determined based on discounted expected cash flows. This impairment charge was primarily related to the underperformance of certain domestic retail stores, largely related to the Company’s Club Monaco retail business.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2009 Impairment

During Fiscal 2009, the Company recorded total non-cash impairment charges of $55.4 million to reduce the net carrying value of certain long-lived assets to their estimated fair value, which was determined based on discounted expected cash flows. These impairment charges included a $52.0 million write-down of Retail store assets and a $3.4 million write-down of certain capitalized software costs (primarily in the Wholesale segment) that were determined to no longer be used over the intended service period. The Retail store asset impairment was associated with underperformance of certain Ralph Lauren, Club Monaco and Rugby full-price stores primarily located in the U.S. due in part to the significant contraction in consumer spending experienced during the latter half of Fiscal 2009.

12.	Restructuring

The Company has recorded restructuring liabilities in recent years relating to various cost-savings initiatives, as well as certain of its acquisitions. Liabilities for restructuring costs are measured at fair value when incurred. A description of the nature of significant restructuring activities and related costs is presented below.

Fiscal 2011 Restructuring

During Fiscal 2011, the Company recognized net restructuring charges of $2.6 million primarily related to employee termination costs associated with its wholesale operations and the closing of a warehouse facility, partially offset by reversals of reserves deemed no longer necessary largely associated with previously closed retail stores.

Fiscal 2010 Restructuring

During Fiscal 2010, the Company recognized net restructuring charges of $6.9 million primarily related to employee termination costs, as well as the write-down of an asset associated with exiting a retail store in Japan.

Fiscal 2009 Restructuring

During the fourth quarter of Fiscal 2009, the Company initiated a restructuring plan designed to better align its cost base with the slowdown in consumer spending that negatively affected sales and operating margins and to improve overall operating effectiveness (the “Fiscal 2009 Restructuring Plan”). The Fiscal 2009 Restructuring Plan included the termination of approximately 500 employees and the closure of certain underperforming retail stores.

In connection with the Fiscal 2009 Restructuring Plan, the Company recorded $20.8 million in restructuring charges during the fourth quarter of Fiscal 2009. The remaining restructuring liability as of April 2, 2011 and April 3, 2010 was $0.1 million and $1.1 million, respectively.

In addition to the restructuring charges incurred in connection with the Fiscal 2009 Restructuring Plan as discussed above, the Company recognized $2.8 million of other restructuring charges earlier in Fiscal 2009, primarily related to severance costs associated with the transition of certain sourcing and production facilities in Asia-Pacific.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

Taxes on Income

Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
		(millions)

Domestic	$578.4	$448.3	$351.1
Foreign	247.0	241.0	236.4

Total income before provision for income taxes	$825.4	$689.3	$587.5

Provisions (benefits) for current and deferred income taxes are as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
		(millions)

Current:
Federal(a)	$126.1	$138.0	$126.6
State and local(a)	44.4	16.3	25.6
Foreign	40.0	55.7	64.4

	210.5	210.0	216.6

Deferred:
Federal	55.3	12.0	(15.3)
State and local	0.2	(1.4)	(7.4)
Foreign	(8.2)	(10.8)	(12.4)

	47.3	(0.2)	(35.1)

Total provision for income taxes	$257.8	$209.8	$181.5

(a)	Excludes federal, state and local tax benefits of approximately $43 million in Fiscal 2011, $25 million in Fiscal 2010 and $12 million in Fiscal 2009 resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
		(millions)

Provision for income taxes at the U.S. federal statutory rate	$288.9	$241.3	$205.6
Increase (decrease) due to:
State and local income taxes, net of federal benefit	29.9	5.7	11.9
Foreign income taxed at different rates, net of U.S. foreign tax credits	(63.5)	(45.6)	(40.1)
Other	2.5	8.4	4.1

Total provision for income taxes	$257.8	$209.8	$181.5

The Company’s effective tax rate is lower than the statutory rate principally as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S., as well as reductions in tax reserves associated with conclusions of tax examinations and other discrete tax reserve reductions.

Deferred Taxes

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	April 2,	April 3,
	2011	2010
	(millions)

Current deferred tax assets:
Receivable allowances and reserves	$39.4	$49.6
Inventory basis difference	26.7	23.8
Other	23.4	27.2
Net operating losses and other tax attributed carryforwards	0.3	—
Valuation allowance	(0.5)	—

Net current deferred tax assets(a)	89.3	100.6

Non-current deferred tax assets (liabilities):
Property, plant and equipment	33.8	71.1
Goodwill and other intangible assets	(203.6)	(169.2)
Net operating losses carryforwards	30.0	30.2
Cumulative translation adjustment and hedges	3.8	1.1
Deferred compensation	60.2	55.0
Deferred income	40.4	48.3
Unrecognized tax benefits	45.6	26.4
Transfer pricing	25.3	—
Other	23.2	29.3
Valuation allowance	(23.4)	(20.8)

Net non-current deferred tax assets(b)	35.3	71.4

Net deferred tax assets	$124.6	$172.0

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Net current deferred tax balances as of April 2, 2011 and April 3, 2010 included current deferred tax liabilities of $2.8 million and $2.4 million, respectively, recorded within accrued expenses and other in the consolidated balance sheets.

(b)	Net non-current deferred tax balances as of April 2, 2011 and April 3, 2010 were comprised of non-current deferred tax assets of $76.7 million and $101.9 million, respectively, included within deferred tax assets, and non-current deferred tax liabilities of $41.4 million and $30.5 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.

The Company has available state and foreign net operating loss carryforwards of $5.0 million and $43.7 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2012.

Also, the Company has available state and foreign net operating loss carryforwards of $7.8 million and $67.9 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded since management does not believe that the Company will more likely than not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state and foreign net operating tax carryforwards increased $3.6 million and $1.9 million, respectively, as a result of the Company’s inability to utilize certain state and foreign net operating tax carryforwards.

Provision has not been made for U.S. or additional foreign taxes on $1.182 billion of undistributed earnings of foreign subsidiaries. Those earnings have been and are expected to continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to PRLC, a subsidiary or a U.S. affiliate of PRLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. foreign tax credits.

Uncertain Income Tax Benefits

Fiscal 2011, Fiscal 2010 and Fiscal 2009 Activity

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2011, Fiscal 2010 and Fiscal 2009 is presented below:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Unrecognized tax benefits beginning balance	$96.2	$113.7	$117.5
Additions related to current period tax positions	2.2	6.1	5.4
Additions related to prior period tax positions	45.6	5.1	19.4
Reductions related to prior period tax positions	(18.0)	(13.4)	(17.8)
Reductions related to expiration of statutes of limitations	(1.4)	—	—
Reductions related to settlements with taxing authorities	(2.4)	(15.5)	(5.8)
Additions (reductions) charged to foreign currency translation	2.8	0.2	(5.0)

Unrecognized tax benefits ending balance	$125.0	$96.2	$113.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2011, Fiscal 2010 and Fiscal 2009 is presented below:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Accrued interest and penalties beginning balance	$29.8	$41.1	$48.0
Additions (reductions) charged to expense	1.2	(3.3)	(0.8)
Reductions related to settlements with taxing authorities	—	(8.0)	(5.1)
Additions (reductions) charged to foreign currency translation	0.4	—	(1.0)

Accrued interest and penalties ending balance	$31.4	$29.8	$41.1

The total amount of unrecognized tax benefits, including interest and penalties, was $156.4 million as of April 2, 2011 and $126.0 million as of April 3, 2010 and was included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $110.8 million as of April 2, 2011 and $99.6 million as of April 3, 2010.

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

14.	Debt

Debt consists of the following:

	April 2,	April 3,
	2011	2010
	(millions)

Revolving credit facilities	$—	$—
4.5% Euro-denominated notes due October 2013	291.9	282.1

Total long-term debt	$291.9	$282.1

Euro Debt

As of April 2, 2011, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

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

Revolving Credit Facilities

Global Credit Facility

On March 10, 2011, the Company entered into a new credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016 (the “Global Credit Facility”). The Global Credit Facility replaced the Company’s previous $450 million unsecured revolving line of credit scheduled to mature in November 2011. Key changes under the Global Credit Facility include:

•	an increase in the ability of the Company to expand its additional borrowing availability from $600 million under the previous facility to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments;

•	an increase in the margin over LIBOR paid by the Company on amounts drawn under the Global Credit Facility to 112.5 basis points (subject to adjustment based on the Company’s credit ratings) from 25 basis points;

•	an increase in the commitment fee for the unutilized portion of the Global Credit Facility to 15 basis points (subject to adjustment based on the Company’s credit ratings) from 7 basis points; and

•	an ability to denominate borrowings in currencies other than U.S. dollars, including Euros, Hong Kong Dollars, and Japanese Yen.

Consistent with the previous facility, the Global Credit Facility is also used to support the issuance of letters of credit. As of April 2, 2011, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $16.8 million of outstanding letters of credit.

U.S. Dollar-denominated borrowings under the Global Credit Facility bear interest, at the Company’s option, either at (a) a base rate, by reference to the greatest of: (i) the annual prime commercial lending rate of JPMorgan Chase Bank, N.A. in effect from time to time, (ii) the weighted-average overnight Federal funds rate plus 50 basis points, or (iii) the one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points; or (b) LIBOR, adjusted for the Federal Reserve Board’s Eurocurrency liabilities maximum reserve percentage, plus a spread of 112.5 basis points, subject to adjustment based on the Company’s credit ratings (“Adjusted LIBOR”). Foreign currency-denominated borrowings bear interest at Adjusted LIBOR, as described above. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.

In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee to the lenders under the Global Credit Facility in respect of the unutilized commitments. The commitment fee rate of 15 basis points under the terms of the Global Credit Facility is subject to adjustment based on the Company’s credit ratings.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of April 2, 2011, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.

Upon the occurrence of an Event of Default under the Global Credit Facility, the lenders may cease making loans, terminate the Global Credit Facility and declare all amounts outstanding to be immediately due and payable. The Global Credit Facility specifies a number of events of default (many of which are subject to applicable grace periods), including, among others, the failure to make timely principal, interest and fee payments or to satisfy the covenants, including the financial covenant described above. Additionally, the Global Credit Facility provides that an Event of Default will occur if Mr. Ralph Lauren, the Company’s Chairman and Chief Executive Officer, and entities controlled by the Lauren family fail to maintain a specified minimum percentage of the voting power of the Company’s common stock.

Chinese Credit Facility

On February 10, 2011, two of the Company’s subsidiaries, Polo Ralph Lauren Trading (Shanghai) Co., LTD and Polo Ralph Lauren Commerce and Trading (Shanghai) Co., LTD, entered into an uncommitted credit facility that provides for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $10 million) through February 9, 2012 (the “Chinese Credit Facility”). The Chinese Credit Facility will be used to fund general working capital funding needs of the Company’s operations in China. The borrowing availability under the Chinese Credit Facility is at the sole discretion of JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by the Polo Ralph Lauren Corporation and bear interest at either (i) at least 90% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. As of April 2, 2011, there were no borrowings outstanding under the Chinese Credit Facility.

Fair Value of Debt

Based on the prevailing level of market interest rates as of April 2, 2011, the fair value of the Company’s Euro Debt exceeded its carrying value by approximately $13 million. As of April 3, 2010, the fair value of the Euro Debt exceeded its carrying value by approximately $10 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	April 2,	April 3,
	2011	2010
	(millions)

Financial assets carried at fair value:
Municipal bonds(a)	$100.4	$—
Variable rate municipal securities(a)	14.5	66.5
Auction rate securities(b)	2.3	2.3
Other securities(a)	0.5	0.4
Derivative financial instruments(b)	2.0	16.6

Total	$119.7	$85.8

Financial liabilities carried at fair value:
Derivative financial instruments(b)	$17.8	$4.2

Total	$17.8	$4.2

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.

Certain of the Company’s municipal bonds and variable rate municipal securities (“VRMS”) are classified as available-for-sale securities and recorded at fair value in the Company’s consolidated balance sheets based upon quoted market prices in active markets.

The Company’s auction rate securities are classified as available-for-sale securities and recorded at fair value in the Company’s consolidated balance sheets. Third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recently successful traded securities, and the total principal balance of each security.

Derivative financial instruments are recorded at fair value in the Company’s consolidated balance sheets and are valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are considered in the valuation of derivative financial instruments.

Cash and cash equivalents, restricted cash, investments classified as held-to-maturity and accounts receivable are recorded at carrying value, which approximates fair value. The Company’s Euro Debt, which is adjusted for foreign currency fluctuations and changes in the fair value of the Company’s fixed-to-floating interest rate swap,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and investments in equity method investees are also reported at carrying value. However, other than differences in the fair value of the Company’s fixed rate debt as disclosed in Note 14, the differences between fair value and carrying value were not significant as of April 2, 2011 or April 3, 2010.

The Company’s non-financial instruments, which primarily consist of goodwill, intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.

16.	Financial Instruments

Derivative Financial Instruments

The Company is primarily exposed to changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and potential declines in the value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, the Company periodically uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of April 2, 2011 and April 3, 2010:

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance			Balance
	April 2,	April 3,	Sheet	Fair	Sheet	Fair	Sheet	Fair		Sheet	Fair
Derivative Instrument(a)	2011	2010	Line(b)	Value	Line(b)	Value	Line(b)	Value		Line(b)	Value
			April 2, 2011		April 3, 2010		April 2, 2011			April 3, 2010
	(millions)

Designated Hedges:
FC — Inventory purchases	$342.4	$294.0	PP	$1.1	PP	$14.5	AE	$(9.4)		AE	$(2.4)
FC — I/C royalty payments	46.8	84.4	—	—	(c)	2.1	AE	(3.6)		ONCL	(0.1)
FC — Interest payments	9.3	13.9	PP	0.4	—	—	—	—		AE	(1.2)
FC — Other	29.6	2.8	PP	0.5	—	—	AE	(0.1)		AE	(0.1)
IRS — Euro Debt	295.5	—	—	—	—	—	ONCL	(3.3)		—	—
NI — Euro Debt	291.9	282.1	—	—	—	—	LTD	(305.0	)(d)	LTD	(291.7	)(d)

Total Designated Hedges	$1,015.5	$677.2		$2.0		$16.6		$(321.4)			$(295.5)

Undesignated Hedges:
FC — Other	40.0	13.6	—	—	—	—	(e)	(1.4)		AE	(0.4)

Total Hedges	$1,055.5	$690.8		$2.0		$16.6		$(322.8)			$(295.9)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; IRS = Interest Rate Swap; NI = Net Investment; Euro Debt = Euro-denominated 4.5% notes due October 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$1.1 million included within PP and $1.0 million included within OA.

(d)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $291.9 million as of April 2, 2011 and $282.1 million as of April 3, 2010.

(e)	$0.4 million included within AE and $1.0 million included within ONCL.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses)			Gains (Losses)
	Recognized in			Reclassified from
	OCI(b)			AOCI(b) to Earnings
	Fiscal Years Ended			Fiscal Years Ended			Location of Gains (Losses)
	April 2,	April 3,	March 28,	April 2,	April 3,	March 28,	Reclassified from AOCI(b)
Derivative Instrument(a)	2011	2010	2009	2011	2010	2009	to Earnings
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$(15.7)	$(8.4)	$38.5	$15.2	$12.6	$(3.8)	Cost of goods sold
FC — I/C royalty payments	(4.4)	(1.3)	3.8	(4.4)	(2.0)	(1.0)	Foreign currency gains (losses)
FC — Interest payments	1.2	(0.8)	(1.2)	(0.7)	1.2	(0.7)	Foreign currency gains (losses)
FC — Other	0.4	0.2	(0.9)	—	0.2	0.2	(c)

	$(18.5)	$(10.3)	$40.2	$10.1	$12.0	$(5.3)

Designated Hedge of Net Investment:
Euro Debt	$(13.1)	$(1.8)	$66.6	$—	$—	$—	(d)

Total Designated Hedges	$(31.6)	$(12.1)	$106.8	$10.1	$12.0	$(5.3)

	Gains (Losses)
	Recognized in Earnings
	Fiscal Years Ended
	April 2,	April 3,	March 28,	Location of Gains (Losses)
Derivative Instrument(a)	2011	2010	2009	Recognized in Earnings
	(millions)

Designated Fair Value Hedges:
IRS — Euro Debt	$(3.3)	$—	$—	Interest and other income, net

Undesignated Hedges:
FC — Other	$(0.3)	$0.7	$(0.3)	Foreign currency gains (losses	)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 2013; IRS = Interest Rate Swap.

(b)	AOCI, including the respective fiscal year’s OCI, is classified as a component of total equity.

(c)	Principally recorded within foreign currency gains (losses).

(d)	To the extent applicable, to be recognized as a gain (loss) on the sale or liquidation of the hedged net investment.

Over the next twelve months, it is expected that approximately $11 million of net losses deferred in AOCI related to derivative financial instruments outstanding as of April 2, 2011 will be recognized in earnings. No material gains or losses relating to ineffective or discontinued hedges were recognized during any of the fiscal years presented.

The following is a summary of the Company’s risk management strategies and the effect of those strategies on the consolidated financial statements.

Foreign Currency Risk Management

Forward Foreign Currency Exchange Contracts

The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt and other foreign currency-denominated operational cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the Swiss Franc, and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. To the extent this hedge remains effective, changes in the value of the Euro Debt resulting from fluctuations in the Euro exchange rate will continue to be reported in equity as a component of AOCI.

Interest Rate Risk Management

Interest Rate Swap Contracts

During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap designated as a fair value hedge to mitigate its exposure to changes in the fair value of the Company’s Euro Debt due to changes in the benchmark interest rate. The interest rate swap, which has a maturity date of October 4, 2013, has an aggregate notional value of €209.2 million and swaps the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate equal to the 3-month Euro Interbank Offered Rate plus 299 basis points. The Company’s interest rate swap meets the requirements for shortcut method accounting. Accordingly, changes in the fair value of the interest rate swap are exactly offset by changes in the fair value of the Euro Debt. No ineffectiveness has been recorded during Fiscal 2011.

On April 11, 2011, the Company terminated its interest rate swap, the impact of which is not expected to have a material impact on its consolidated financial statements.

See Note 3 for further discussion of the Company’s accounting policies relating to its derivative and other financial instruments.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of April 2, 2011 and April 3, 2010:

	April 2, 2011			April 3, 2010
	Short-term	Non-current		Short-term	Non-current
Type of Investment	< 1 year	1 - 3 years	Total	< 1 year	1 - 3 years	Total
	(millions)

Held-to-Maturity:
Treasury bills	$—	$—	$—	$126.6	$—	$126.6
Municipal bonds	90.8	12.7	103.5	102.2	67.8	170.0
Commercial paper	—	—	—	2.0	—	2.0
Other securities	—	—	—	—	5.0	5.0

Total held-to-maturity investments	$90.8	$12.7	$103.5	$230.8	$72.8	$303.6

Available-for-Sale:
Municipal bonds	$32.3	$68.1	$100.4	$—	$—	$—
Variable rate municipal securities	14.5	—	14.5	66.5	—	66.5
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	0.5	0.5	—	0.4	0.4

Total available-for-sale investments	$46.8	$70.9	$117.7	$66.5	$2.7	$69.2

Other:
Time deposits and other	$456.3	$—	$456.3	$286.8	$—	$286.8

Total Investments	$593.9	$83.6	$677.5	$584.1	$75.5	$659.6

Held-to-maturity investments consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value.

Available-for-sale investments primarily consist of municipal bonds, VRMS and auction rate securities. VRMS represent long-term municipal bonds with interest rates that reset at pre-determined short-term intervals, and can typically be put to the issuer and redeemed for cash upon demand, or shortly thereafter. Auction rate securities also have characteristics similar to short-term investments. However, the Company has classified these securities as non-current investments in its consolidated balance sheets as current market conditions call into question its ability to redeem these investments for cash within the next twelve months. No material unrealized or realized gains or losses on available-for-sale investments were recorded during any of the fiscal periods presented.

The Company did not recognize any other-than-temporary impairment charges in any of the fiscal years presented.

See Note 3 for further discussion of the Company’s accounting policies relating to investments.

17.	Commitments and Contingencies

Leases

The Company operates its retail stores under various leasing arrangements. The Company also occupies various office and warehouse facilities and uses certain equipment under numerous lease agreements. Such leasing arrangements are accounted for as either operating leases or capital leases. In this context, capital leases include

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases whereby the Company is considered to have the substantive risks of ownership during construction of a leased property. Information on the Company’s operating and capital leasing activities is set forth below.

Operating Leases

The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Many of the Company’s factory and full-price retail store leases provide for contingent rentals based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company’s leases generally contain renewal options, rent escalation clauses and landlord incentives. Rent expense, net of sublease income which was not significant, was approximately $317 million in Fiscal 2011, $267 million in Fiscal 2010 and $237 million in Fiscal 2009. Such amounts include contingent rental charges of approximately $89 million for Fiscal 2011, $74 million for Fiscal 2010 and $51 million for Fiscal 2009. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to the leased real estate properties.

As of April 2, 2011, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Minimum
Operating Lease
Payments(a)
(millions)

Fiscal 2012	$227.6
Fiscal 2013	228.6
Fiscal 2014	215.0
Fiscal 2015	199.2
Fiscal 2016	177.0
Fiscal 2017 and thereafter	843.7

Total	$1,891.1

(a)	Net of sublease income, which is not significant in any period.

Capital Leases

Assets under capital leases amounted to approximately $34 million at the end of both Fiscal 2011 and Fiscal 2010, net of accumulated amortization of $11 million and $8 million, respectively. Such assets are classified within property and equipment in the consolidated balance sheets. As of April 2, 2011, future minimum rental payments under noncancelable capital leases with lease terms in excess of one year were as follows:

Minimum
Capital Lease
Payments(a)
(millions)

Fiscal 2012	$6.9
Fiscal 2013	6.8
Fiscal 2014	6.8
Fiscal 2015	6.8
Fiscal 2016	6.8
Fiscal 2017 and thereafter	43.5

Total	$77.6

(a)	Net of sublease income, which is not significant in any period.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

Other Commitments

Other off-balance sheet firm commitments, which primarily include inventory purchase commitments, marketing and advertising commitments, outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $1.053 billion as of April 2, 2011.

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

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), Polo’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Ralph Lauren, its Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted the Company’s motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, the Company moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the court granted Polo’s summary judgment motion to dismiss most of the claims against the Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower court’s ruling. Discovery on those claims that were not dismissed is ongoing and a trial date has not yet been set. The Company intends to continue to

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial statements.

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

Other Matters

The Company is otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to its business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, and employee relations. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on its financial statements. However, the Company’s assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Secondary Stock Offering

On June 14, 2010, the Company commenced a secondary public offering under which approximately 10 million shares of Class A common stock were sold on behalf of its principal stockholder, Mr. Lauren (the “Offering”). The Offering was made pursuant to a shelf registration statement on Form S-3 filed on the same day, and closed on June 24, 2010. Concurrent with the Offering, the Company also purchased an additional 1.0 million shares of Class A common stock under its repurchase program from Mr. Lauren at a cost of $81 million, representing the per share price of the public offering.

Class B Common Stock Conversion

In connection with the Offering and share repurchase discussed above, during the first quarter of Fiscal 2011, Mr. Lauren converted approximately 11 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. Mr. Lauren also converted an additional 0.3 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. During Fiscal 2010, Mr. Lauren converted 1.2 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. These transactions resulted in a reclassification within equity, and had no effect on the Company’s consolidated balance sheets.

Common Stock Repurchase Program

During Fiscal 2011, the Company’s Board of Directors approved an expansion of the Company’s existing stock repurchase program allowing the Company to repurchase up to an additional $775 million in Class A common stock, $275 million of which was approved on May 18, 2010, $250 million of which was approved on August 5, 2010, and $250 million of which was approved on February 8, 2011. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

In Fiscal 2011, 6.0 million shares of Class A common stock were repurchased by the Company at a cost of $577.8 million under its repurchase program, including a repurchase of 1.0 million shares of Class A common stock at a cost of $81.0 million in connection with the secondary stock offering discussed above. The remaining availability under the Company’s common stock repurchase program was $472.0 million as of April 2, 2011. In addition, during Fiscal 2011, 0.2 million shares of Class A common stock at a cost of $16.8 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”).

In Fiscal 2010, 2.9 million shares of Class A common stock were repurchased by the Company at a cost of $215.9 million under its repurchase program. In addition, 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 1997 Plan.

In Fiscal 2009, 1.8 million shares of Class A common stock were repurchased by the Company at a cost of $126.2 million. Also, during the first quarter of Fiscal 2009, 0.4 million shares traded prior to the end of Fiscal 2008 were settled at a cost of $24.0 million. In addition, in Fiscal 2009, 0.3 million shares of Class A common stock at a cost of $19.6 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 1997 Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

On May 24, 2011, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that will allow it to repurchase up to an additional $500 million of Class A common stock.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. On February 8, 2011, the Company’s Board of Directors approved an additional increase to the Company’s quarterly cash dividend on its common stock from $0.10 per share to $0.20 per share. Dividends paid amounted to $38.5 million in Fiscal 2011, $24.7 million in Fiscal 2010 and $19.9 million in Fiscal 2009.

19.	Accumulated Other Comprehensive Income

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in equity:

				Net
	Foreign	Net Unrealized	Net Unrealized	Unrealized	Total
	Currency	Gains (Losses)	Gains (Losses)	Gains	Accumulated
	Translation	on Derivative	on Available-	(Losses) on	Other
	Gains	Financial	for-Sale	Defined	Comprehensive
	(Losses)	Instruments(a)	Investments	Benefit Plans	Income (Loss)
	(millions)

Balance at March 29, 2008	$251.1	$(138.1)	$(0.2)	$(0.2)	$112.6
Fiscal 2009 pretax activity(b)	(75.5)	112.1	0.4	(0.6)	36.4
Fiscal 2009 tax benefit (provision)(b)	5.8	(28.0)	(0.1)	0.1	(22.2)

Balance at March 28, 2009	181.4	(54.0)	0.1	(0.7)	126.8
Fiscal 2010 pretax activity(c)	36.0	(13.0)	—	1.2	24.2
Fiscal 2010 tax benefit (provision)(c)	1.5	2.0	—	(0.5)	3.0

Balance at April 3, 2010	218.9	(65.0)	0.1	—	154.0
Fiscal 2011 pretax activity(d)	93.3	(31.0)	—	(4.7)	57.6
Fiscal 2011 tax benefit (provision)(d)	(1.9)	6.0	—	0.1	4.2

Balance at April 2, 2011	$310.3	$(90.0)	$0.1	$(4.6)	$215.8

(a)	Includes deferred gains and losses on hedging instruments, such as foreign currency exchange contracts designated as cash flow hedges and changes in the value of the Company’s Euro-denominated debt designated as a hedge of changes in the value of the Company’s net investment in certain of its European subsidiaries.

(b)	Includes a net reclassification adjustment of $20.3 million (net of $1.1 million tax gains) for realized derivative financial instrument losses in the period that were included as an unrealized loss in comprehensive income in a prior period.

(c)	Includes a net reclassification adjustment of $22.6 million (net of $2.3 million tax losses) for realized derivative financial instrument gains in the period that were included as an unrealized gain in comprehensive income in a prior period.

(d)	Includes a net reclassification adjustment of $12.6 million (net of $0.2 million tax gains) for realized derivative financial instrument gains in the period that were included as an unrealized gain in comprehensive income in a prior period.

20.	Stock-Based Compensation

Long-term Stock Incentive Plans

On August 5, 2010, the Company’s shareholders approved the 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”), which replaced the Company’s 1997 Incentive Plan. The 2010 Incentive Plan provides for up to 3.0 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 1997 Incentive Plan as of August 5, 2010 that are not subject to outstanding awards under the 1997 Incentive Plan. In addition, any outstanding awards under the 1997 Incentive Plan that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will be transferred to the 2010 Incentive Plan

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and be available for issuance. The 2010 Incentive Plan became effective immediately and no further grants will be made under the 1997 Incentive Plan. Outstanding awards as of August 5, 2010 will continue to remain subject to the terms of the 1997 Incentive Plan.

Under both the 2010 Incentive Plan and the 1997 Incentive Plan (the “Plans”), there are limits as to the number of shares available for certain awards and to any one participant. Equity awards that may be made under the Plans include, but are not limited to (a) stock options, (b) restricted stock and (c) restricted stock units (“RSUs”).

Impact on Results

A summary of the total compensation expense recorded within SG&A expenses and associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
		(millions)

Compensation expense	$70.4	$59.7	$49.7

Income tax benefit	$(25.7)	$(21.8)	$(18.5)

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

Expected Dividend Yield — The expected dividend yield is based on the Company’s quarterly cash dividend of (a) $0.05 per share for grants made prior to the third quarter of Fiscal 2010, (b) $0.10 per share for grants made during and after the third quarter of Fiscal 2010, but prior to the fourth quarter of Fiscal 2011, and (c) $0.20 per share for grants made during the fourth quarter of Fiscal 2011.

Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009

Expected term (years)	4.6	4.6	4.3
Expected volatility	44.3%	43.3%	32.1%
Expected dividend yield	0.52%	0.46%	0.29%
Risk-free interest rate	1.6%	2.2%	3.0%
Weighted-average option grant date fair value	$28.84	$21.77	$17.27

A summary of the stock option activity under all plans during Fiscal 2011 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value(a)
	(thousands)		(years)	(millions)

Options outstanding at April 3, 2010	5,055	$50.55	4.6	$188.6
Granted	897	78.14
Exercised	(2,064)	42.86
Cancelled/Forfeited	(84)	61.27

Options outstanding at April 2, 2011	3,804	$60.91	4.7	$250.0

Options vested and expected to vest at April 2, 2011(b)	3,734	$60.62	4.7	$246.5
Options exercisable at April 2, 2011	2,031	$54.49	3.8	$146.5

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

Additional information pertaining to the Company’s stock option plans is as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Aggregate intrinsic value of stock options exercised(a)	$129.4	$67.6	$33.2
Cash received from the exercise of stock options	88.3	50.5	29.0
Tax benefits realized on exercise	50.0	26.1	12.1

(a)	The intrinsic value is the amount by which the average market price during the period of the underlying stock exceeded the exercise price of the stock options exercised.

As of April 2, 2011, there was $17.6 million of total unrecognized compensation expense related to nonvested stock options granted, expected to be recognized over a weighted-average period of 1.4 years.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, as well as certain other employees of the Company.

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

RSUs entitle the grantee to receive shares of Class A common stock at the end of a vesting period. Service-based RSUs are payable in shares of Class A common stock and generally vest over a five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs also are payable in shares of Class A common stock and generally vest (a) upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals in the initial year of the three-year vesting period. In addition, holders of certain RSUs are entitled to receive dividend equivalents in the form of additional RSUs in connection with the payment of dividends on the Company’s Class A common stock. RSUs, including shares resulting from dividend equivalents paid on such units, are accounted for at fair value at the date of grant. The fair value of a restricted security is based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based RSUs is recognized over the related service period when attainment of the performance goals is deemed probable.

A summary of the restricted stock and RSU activity during Fiscal 2011 is as follows:

	Restricted		Service-based
	Stock		RSUs		Performance-based RSUs
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(thousands)		(thousands)		(thousands)

Nonvested at April 3, 2010	11	$61.15	462	$65.82	1,359	$69.09
Granted	3	125.26	1	125.26	607	75.29
Vested	(6)	57.86	(121)	47.75	(496)	83.85
Cancelled	—	—	—	—	(54)	62.72

Nonvested at April 2, 2011	8	$85.87	342	$72.35	1,416	$66.78

	Restricted	Service-based	Performance-based
	Stock	RSUs	RSUs

Total unrecognized compensation at April 2, 2011 (millions)	$0.6	$3.7	$54.1
Weighted-average years expected to be recognized over (years)	1.8	1.9	1.7

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information pertaining to the restricted stock and RSU activity is as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009

Restricted Stock
Weighted-average grant date fair value of awards granted	$125.26	$55.93	$59.22
Total fair value of awards vested (millions)	0.7	1.7	1.1
Service-based RSUs
Weighted-average grant date fair value of awards granted	$125.26	$82.47	$64.12
Total fair value of awards vested (millions)	9.8	14.2	10.2
Performance-based RSUs
Weighted-average grant date fair value of awards granted	$75.29	$58.16	$57.48
Total fair value of awards vested (millions)	39.0	32.6	40.8

21.	Employee Benefit Plans

Profit Sharing Retirement Savings Plans

The Company sponsors three defined contribution benefit plans covering substantially all eligible employees in the U.S. and Puerto Rico who are not covered by a collective bargaining agreement. The plans include a savings plan feature under Section 401(k) of the Internal Revenue Code. The Company makes discretionary contributions to the plans and contributes an amount equal to 50% of the first 6% of salary contributed by an employee.

Under the terms of the plans, a participant is 100% vested in Company matching and discretionary contributions after five years of credited service. Contributions made by the Company under these plans approximated $8 million in Fiscal 2011 and $6 million in each of Fiscal 2010 and Fiscal 2009.

International Defined Benefit Plans

The Company sponsors certain single-employer defined benefit plans and cash balance plans at international locations which are not considered to be material individually or in the aggregate. Pension benefits under these plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans were net liabilities of $1.7 million and $5.1 million as of April 2, 2011 and April 3, 2010, respectively, and were primarily recorded within other non-current liabilities in the Company’s consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $33.6 million and aggregate fair values of plan assets of $31.9 million as of April 2, 2011, compared to projected benefit obligations of $25.4 million and aggregate fair values of plan assets of $22.5 million as of April 3, 2010. The asset portfolio of the single-employer defined benefit plans primarily consists of debt securities, which have been measured at fair value largely using Level 2 inputs, as defined in Note 15. Pension expense for these plans, recorded within SG&A expenses in the Company’s consolidated statements of operations, was $1.8 million in Fiscal 2011, $4.2 million in Fiscal 2010 and $4.0 million in Fiscal 2009.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Employee Retirement Income Security Act of 1974, as amended, an employer, upon withdrawal from or termination of a multi-employer plan, is required to continue funding its proportionate share of the plan’s unfunded vested benefits. Such liability was assumed in conjunction with the acquisition of certain assets from a non-affiliated licensee. The Company has no current intention of withdrawing from the plan.

Other Compensation Plans

The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans were expected to be constrained by the operation of certain Internal Revenue Code limitations. These supplemental benefits vest over time and the related compensation expense is recognized over the vesting period. Effective August 2008, the Company amended this plan, resulting in a suspension of the annual contributions for substantially all plan participants. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount or remain in the plan and receive future distributions of benefits vested over a three-year period. In connection with this one-time election, the Company paid out approximately $18 million to affected participants during the first quarter of Fiscal 2010. Excluding amounts accrued for the one-time withdrawal payout noted above, amounts accrued under this plan totaled $9 million and $10 million as of April 2, 2011 and April 3, 2010, respectively, and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense recognized related to these benefits was $0.2 million in both Fiscal 2011 and Fiscal 2010 and $2 million in Fiscal 2009.

Additionally, the Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were approximately $2 million and $1 million as of April 2, 2011 and April 3, 2010, respectively, and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense related to these compensation arrangements was $0.3 million in each of the three fiscal years presented. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are classified within other assets in the consolidated balance sheets.

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

The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and operating income for each of the Company’s segments are as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Net revenues:
Wholesale	$2,777.6	$2,532.4	$2,749.5
Retail	2,704.2	2,263.1	2,074.2
Licensing	178.5	183.4	195.2

Total net revenues	$5,660.3	$4,978.9	$5,018.9

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Operating income:
Wholesale(a)	$612.3	$585.3	$619.9
Retail(a)	387.8	254.1	101.6
Licensing	108.3	107.4	103.6

	1,108.4	946.8	825.1
Less:
Unallocated corporate expenses(a)	(262.1)	(229.9)	(206.5)
Unallocated legal and restructuring charges, net(b)	(1.2)	(10.0)	(23.1)

Total operating income	$845.1	$706.9	$595.5

(a)	Fiscal years presented included certain asset impairment charges. Fiscal 2011 and Fiscal 2010 included asset impairment charges of $2.5 million and $6.6 million, respectively, related to the write-down of certain long-lived assets, primarily within our Retail segment. Fiscal 2009 included asset impairment charges of $55.4 million, of which $52.0 million related to the write-down of certain Retail store assets, and $2.8 million in the Wholesale segment and $0.6 million in the Corporate office related to the write-down of certain capitalized software costs (see Note 11).

(b)	Fiscal years presented included certain unallocated restructuring charges (see Note 12) and legal-related activity (see Note 17), which are detailed below:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Restructuring reversals (charges), net:
Wholesale-related	$(3.2)	$(5.4)	$(7.3)
Retail-related	1.8	(2.0)	(12.7)
Corporate operations-related	(1.2)	0.5	(3.6)

Restructuring charges, net	(2.6)	(6.9)	(23.6)

Legal reversals (charges), net:
California Labor Litigation settlement	1.9	(3.1)	—
Other litigation reversals (charges)	(0.5)	—	0.5

Legal reversals (charges), net	1.4	(3.1)	0.5

Unallocated legal and restructuring charges, net	$(1.2)	$(10.0)	$(23.1)

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Depreciation and amortization:
Wholesale	$47.4	$51.0	$51.1
Retail	102.6	83.7	85.1
Licensing	1.3	1.7	2.4
Unallocated corporate expenses	42.8	44.8	45.8

Total depreciation and amortization	$194.1	$181.2	$184.4

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Capital expenditures:
Wholesale	$34.7	$29.2	$31.8
Retail	157.6	125.3	114.5
Licensing	1.7	—	1.1
Corporate	61.0	46.8	37.6

Total capital expenditures	$255.0	$201.3	$185.0

Total assets for each segment are as follows:

	April 2,	April 3,
	2011	2010
	(millions)

Total assets:
Wholesale	$2,732.6	$2,650.0
Retail	1,581.4	1,255.6
Licensing	238.1	155.7
Corporate	429.0	587.6

Total assets	$4,981.1	$4,648.9

Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
		(millions)

Net revenues:
United States and Canada(a)	$3,807.8	$3,445.4	$3,575.0
Europe(a)	1,178.6	1,052.6	1,028.4
Asia(b)	658.0	464.1	401.2
Other regions	15.9	16.8	14.3

Total net revenues	$5,660.3	$4,978.9	$5,018.9

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 2,	April 3,
	2011	2010
	(millions)

Long-lived assets:
United States and Canada(a)	$482.3	$441.4
Europe(a)	179.1	166.4
Asia(b)	127.3	89.2
Other regions	0.1	0.2

Total long-lived assets	$788.8	$697.2

(a)	Net revenues and long-lived assets for certain of the Company’s licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Includes South Korea, Japan, China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand.

23.	Related Party Transactions

In the ordinary course of conducting its business, the Company periodically enters into transactions with other entities or people that are considered related parties.

In connection with the launch of the RL Watch Company business, the Company receives royalty payments pursuant to a related licensing agreement that allows the RL Watch Company to sell luxury watches and fine jewelry throughout the world using certain of the Company’s trademarks. The Company has a 50% interest in the RL Watch Company, which is accounted for under the equity method of accounting. Royalty payments received under this arrangement were less than $0.1 million in each of the fiscal years presented. See Note 3 for further discussion of the Company’s investment in the RL Watch Company.

During Fiscal 2011, the Company commenced a secondary public offering under which approximately 10 million shares of Class A common stock were sold on behalf of its principal stockholder, Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer. Concurrent with this offering, the Company also purchased an additional 1 million shares of Class A common stock under its repurchase program from Mr. Lauren at the per share price of the public offering. See Note 18 for further discussion of this secondary stock offering.

24.	Additional Financial Information

Cash Interest and Taxes

	Fiscal Years Ended
	April 2,	April 3,	March 28,
	2011	2010	2009
	(millions)

Cash paid for interest	$22.0	$24.4	$25.1

Cash paid for income taxes	$220.7	$196.4	$165.0

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $8.6 million for Fiscal 2011, $22.5 million for Fiscal 2010 and $13.0 million for Fiscal 2009. Significant non-cash investing activities also included the non-cash allocation of the fair value of the net assets acquired in connection with the South Korea Licensed Operations Acquisition in Fiscal 2011, the Asia-Pacific Licensed Operations Acquisition in Fiscal 2010, and the Japanese Childrenswear and Golf Acquisition in Fiscal 2009. See Note 5 for further discussion of the Company’s acquisitions.

In Fiscal 2011 and Fiscal 2010, significant non-cash financing activities included the conversion of 11.3 million shares and 1.2 million shares, respectively, of Class B common stock into an equal number of shares of Class A common stock, as described further in Note 18.

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

These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2011, Fiscal 2010 and Fiscal 2009, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.

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

May 26, 2011

/S/ RALPH LAUREN	/S/ TRACEY T. TRAVIS

Ralph Lauren	Tracey T. Travis
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation

We have audited the accompanying consolidated balance sheets of Polo Ralph Lauren Corporation and subsidiaries (the “Company”) as of April 2, 2011 and April 3, 2010 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 2, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at April 2, 2011 and April 3, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended April 2, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 26, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
May 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Polo Ralph Lauren Corporation

We have audited Polo Ralph Lauren Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of April 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of Internal control over financial reporting did not include the internal controls of the South Korea Licensed Operations Acquisition, which is included in the 2011 consolidated financial statements of Polo Ralph Lauren Corporation and subsidiaries and constituted 2% of total assets as of April 2, 2011 and less than 1% of revenues and net income for the year then ended. Our audit of internal control over financial reporting of Polo Ralph Lauren Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of the South Korea Licensed Operations Acquisition.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of April 2, 2011 and April 3, 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 2, 2011 and our report dated May 26, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

New York, New York
May 26, 2011

POLO RALPH LAUREN CORPORATION

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended April 2, 2011 as well as the consolidated balance sheet data as of April 2, 2011 and April 3, 2010 have been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The consolidated statement of operations data for the fiscal years ended March 29, 2008 and March 31, 2007 and the consolidated balance sheet data at March 28, 2009, March 29, 2008 and March 31, 2007 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

The selected financial information for the fiscal year ended April 2, 2011 reflects the South Korea Licensed Operations Acquisition effective in January 2011. The selected financial information for the fiscal year ended April 3, 2010 reflects the Asia-Pacific Licensed Operations Acquisition effective in January 2010. The selected financial information for the fiscal year ended March 28, 2009 reflects the Japanese Childrenswear and Golf Acquisition effective in August 2008. The selected financial information for the fiscal year ended March 29, 2008 reflects the acquisition of the Small Leathergoods Business effective in April 2007, the Japanese Business Acquisitions effective in May 2007, and the adoption of the accounting standard relating to uncertain tax positions. The selected financial information for the fiscal year ended March 31, 2007 reflects the acquisition of the remaining 50% equity interest of Ralph Lauren Media, LLC effective in March 2007 and the adoption of the new accounting guidance for share-based payments.

	Fiscal Years Ended(a)
	April 2,	April 3,	March 28,	March 29,	March 31,
	2011	2010	2009	2008	2007
	(millions, except per share data)

Statement of Operations Data:
Net revenues:
Net sales	$5,481.8	$4,795.5	$4,823.7	$4,670.7	$4,059.1
Licensing revenues	178.5	183.4	195.2	209.4	236.3

Net revenues	5,660.3	4,978.9	5,018.9	4,880.1	4,295.4
Gross profit	3,318.3	2,899.1	2,730.7	2,638.1	2,336.2
Depreciation and amortization expense	(194.1)	(181.2)	(184.4)	(201.3)	(144.7)
Impairments of assets	(2.5)	(6.6)	(55.4)	(5.0)	—
Restructuring charges	(2.6)	(6.9)	(23.6)	—	(4.6)
Operating income(b)	845.1	706.9	595.5	653.4	652.6
Interest income/(expense), net	(10.6)	(9.8)	(4.6)	(1.0)	4.5
Net income attributable to PRLC	$567.6	$479.5	$406.0	$419.8	$400.9
Net income per common share attributable to PRLC:
Basic	$5.91	$4.85	$4.09	$4.10	$3.84
Diluted	$5.75	$4.73	$4.01	$3.99	$3.73
Average common shares:
Basic	96.0	98.9	99.2	102.3	104.4
Diluted	98.7	101.3	101.3	105.2	107.6
Dividends declared per common share	$0.50	$0.30	$0.20	$0.20	$0.20

(a)	Fiscal 2010 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

(b)	Operating income included net reversals of excess legal reserves of $1.4 million in Fiscal 2011; net legal-related charges of $3.1 million in Fiscal 2010; reversals of excess legal reserves of $0.5 million in Fiscal 2009; and litigation and credit card contingency-related charges of approximately $3 million in Fiscal 2007.

POLO RALPH LAUREN CORPORATION SELECTED FINANCIAL INFORMATION — (Continued)

	April 2,	April 3,	March 28,	March 29,	March 31,
	2011	2010	2009	2008	2007
	(millions)

Balance Sheet Data:
Cash and cash equivalents	$453.0	$563.1	$481.2	$551.5	$563.9
Short-term investments	593.9	584.1	338.7	74.3	—
Non-current investments	83.6	75.5	29.7	28.7	—
Working capital	1,646.0	1,528.5	1,382.6	984.9	1,045.6
Total assets	4,981.1	4,648.9	4,356.5	4,365.5	3,758.0
Total debt (including current maturities of debt)	291.9	282.1	406.4	679.2	398.8
Equity attributable to PRLC	3,304.7	3,116.6	2,735.1	2,389.7	2,334.9

POLO RALPH LAUREN CORPORATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended(a)
	July 3,	October 2,	January 1,	April 2,
Fiscal 2011	2010	2010	2011	2011
	(millions, except per share data)

Net revenues	$1,153.3	$1,532.1	$1,548.0	$1,426.9
Gross profit	712.2	887.9	907.9	810.3
Net income attributable to PRLC	120.8	205.2	168.4	73.2
Net income per common share attributable to PRLC:(b)
Basic	$1.24	$2.15	$1.76	$0.76
Diluted	$1.21	$2.09	$1.72	$0.74
Dividends declared per common share	$0.10	$0.10	$0.10	$0.20

	Quarterly Periods Ended(a)
	June 27,	September 26,	December 26,	April 3,
Fiscal 2010	2009	2009	2009	2010(c)
	(millions, except per share data)

Net revenues	$1,023.7	$1,374.2	$1,243.9	$1,337.1
Gross profit	601.2	784.8	723.7	789.4
Net income attributable to PRLC	76.8	177.5	111.1	114.1
Net income per common share attributable to PRLC:(b)
Basic	$0.77	$1.79	$1.12	$1.16
Diluted	$0.76	$1.75	$1.10	$1.13
Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

(a)	Fourth quarter of Fiscal 2010 consisted of 14 weeks. All other fiscal quarters presented consisted of 13 weeks.

(b)	Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period.

(c)	The inclusion of the 14th week in the fourth quarter of Fiscal 2010 resulted in incremental revenues of approximately $70 million and additional net income of approximately $13 million.