Form 10-Q
period 2011-07-02
POLO RALPH LAUREN CORP
filed 2011-08-11
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
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

At August 5, 2011, 61,635,246 shares of the registrant’s Class A common stock, $.01 par value, and 30,831,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

POLO RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	45
Signatures		46
EX-18.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

POLO RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	July 2,	April 2,
	2011	2011
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$431.5	$453.0
Short-term investments	520.0	593.9
Accounts receivable, net of allowances of $214.8 million and $230.9 million	388.1	442.8
Inventories	896.3	702.1
Income tax receivable	22.2	57.8
Deferred tax assets	102.0	92.1
Prepaid expenses and other	155.6	136.3

Total current assets	2,515.7	2,478.0
Non-current investments	29.6	83.6
Property and equipment, net	785.1	788.8
Deferred tax assets	83.7	76.7
Goodwill	1,023.1	1,016.3
Intangible assets, net	381.2	387.7
Other assets	141.8	150.0

Total assets	$4,960.2	$4,981.1

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$7.7	$—
Accounts payable	196.8	141.3
Income tax payable	51.0	8.9
Accrued expenses and other	652.9	681.8

Total current liabilities	908.4	832.0
Long-term debt	296.7	291.9
Non-current liability for unrecognized tax benefits	160.8	156.4
Other non-current liabilities	392.6	396.1

Commitments and contingencies (Note 13)

Total liabilities	1,758.5	1,676.4

Equity:
Class A common stock, par value $.01 per share; 90.0 million and 89.5 million shares issued; 61.6 million and 63.7 million shares outstanding	0.9	0.9
Class B common stock, par value $.01 per share; 30.8 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	1,476.4	1,444.7
Retained earnings	3,600.9	3,435.3
Treasury stock, Class A, at cost (28.4 million and 25.8 million shares)	(2,116.8)	(1,792.3)
Accumulated other comprehensive income	240.0	215.8

Total equity	3,201.7	3,304.7

Total liabilities and equity	$4,960.2	$4,981.1

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions, except per share data)
	(unaudited)

Net sales	$1,486.5	$1,115.5
Licensing revenue	39.9	37.8

Net revenues	1,526.4	1,153.3
Cost of goods sold(a)	(564.9)	(441.1)

Gross profit	961.5	712.2

Other costs and expenses:
Selling, general and administrative expenses(a)	(672.3)	(532.0)
Amortization of intangible assets	(7.1)	(6.0)

Total other costs and expenses	(679.4)	(538.0)

Operating income	282.1	174.2
Foreign currency gains (losses)	(3.8)	(0.8)
Interest expense	(6.1)	(4.5)
Interest and other income, net	4.2	1.8
Equity in income (loss) of equity-method investees	(1.9)	(1.2)

Income before provision for income taxes	274.5	169.5
Provision for income taxes	(90.4)	(48.7)

Net income attributable to PRLC	$184.1	$120.8

Net income per common share attributable to PRLC:
Basic	$1.96	$1.24

Diluted	$1.90	$1.21

Weighted average common shares outstanding:
Basic	93.9	97.2

Diluted	96.8	99.9

Dividends declared per share	$0.20	$0.10

(a) Includes total depreciation expense of:	$(48.3)	$(40.0)

See accompanying notes.

POLO RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$184.1	$120.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55.4	46.0
Deferred income tax benefit	(7.1)	(21.1)
Equity in losses of equity-method investees, net of dividends received	1.9	1.2
Non-cash stock-based compensation expense	17.9	15.5
Excess tax benefits from stock-based compensation arrangements	(10.6)	(1.8)
Other non-cash charges (benefits), net	5.2	(3.1)
Changes in operating assets and liabilities:
Accounts receivable	58.0	104.4
Inventories	(183.0)	(132.5)
Accounts payable and accrued liabilities	18.0	9.9
Income tax receivables and payables	96.2	30.1
Deferred income	(1.1)	(5.6)
Other balance sheet changes	(22.5)	7.6

Net cash provided by operating activities	212.4	171.4

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(7.9)	(2.4)
Purchases of investments	(377.5)	(359.5)
Proceeds from sales and maturities of investments	516.3	268.3
Capital expenditures	(39.3)	(38.5)
Change in restricted cash deposits	0.3	(2.8)

Net cash provided by (used in) investing activities	91.9	(134.9)

Cash flows from financing activities:
Proceeds from credit facilities	7.7	—
Payments of capital lease obligations	(1.4)	(1.3)
Payments of dividends	(18.9)	(9.8)
Repurchases of common stock, including shares surrendered for tax withholdings	(324.5)	(247.0)
Proceeds from exercise of stock options	3.2	5.3
Excess tax benefits from stock-based compensation arrangements	10.6	1.8
Payment on interest rate swap termination	(7.6)	—
Other financing activities	0.2	—

Net cash used in financing activities	(330.7)	(251.0)

Effect of exchange rate changes on cash and cash equivalents	4.9	(2.8)

Net decrease in cash and cash equivalents	(21.5)	(217.3)
Cash and cash equivalents at beginning of period	453.0	563.1

Cash and cash equivalents at end of period	$431.5	$345.8

See accompanying notes.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business

Polo Ralph Lauren Corporation (“PRLC”) is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. PRLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. PRLC’s brand names include Polo Ralph Lauren, Purple Label, Ralph Lauren Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Ralph Lauren Denim & Supply, Rugby Ralph Lauren, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others. PRLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the U.S., Canada, Europe, South America and Asia. The Company also sells directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, South America and Asia, through concessions-based shop-within-shops located primarily in Asia, through its retail domestic e-commerce sites located at www.RalphLauren.com and www.Rugby.com, as well as its United Kingdom retail e-commerce site located at www.RalphLauren.co.uk. In addition, the Company often licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

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

The consolidated balance sheet data as of April 2, 2011 is derived from the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended April 2, 2011 (the “Fiscal 2011 10-K”), which should be read in conjunction with these interim financial statements. Reference is made to the Fiscal 2011 10-K for a complete set of financial statements.

Basis of Consolidation

The unaudited interim consolidated financial statements present the financial position, results of operations and cash flows of the Company, including all entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2012 will end on March 31, 2012 and will be a 52-week period (“Fiscal 2012”). Fiscal year 2011 ended on April 2,

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 and reflected a 52-week period (“Fiscal 2011”). Accordingly, the first quarter of Fiscal 2012 ended on July 2, 2011 and was a 13-week period. The first quarter of Fiscal 2011 ended on July 3, 2010 and also was a 13-week period.

Prior to the first quarter of Fiscal 2012, the financial position and operating results of the Company’s Japanese subsidiary, Polo Ralph Lauren Kabushiki Kaisha (“PRL KK”), were reported on a one-month lag. During the first quarter of Fiscal 2012, PRL KK changed its fiscal year to conform to the Company’s fiscal-year basis. The previously existing reporting lag was eliminated as it is no longer required to achieve a timely consolidation due to the Company’s investments in technology to enhance its financial statement close process. The Company believes this change is preferable as it will result in contemporaneous reporting of the subsidiary’s operating results. The Company has not retrospectively applied this change in accounting principle as the effect was not material to its previously reported annual and interim consolidated financial statements. The cumulative effect of this change was reflected within “Interest and other income, net” in the consolidated statement of operations, and increased the Company’s pretax income and net income by $1.0 million and $0.6 million, respectively, during the first quarter of Fiscal 2012.

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

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales generated in its second and fourth quarters and higher retail sales generated in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month period ended July 2, 2011 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2012.

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

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations. Shipping costs were $8.2 million and $6.2 million during the three-month periods ended July 2, 2011 and July 3, 2010, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing and order charges (“handling costs”) are also included in SG&A expenses. Handling costs were $30.5 million and $22.8 million during the three-month periods ended July 2, 2011 and July 3, 2010, respectively. Shipping and handling costs billed to customers are included in revenue.

Net Income per Common Share

Basic net income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company’s Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units and any other potentially dilutive financial instruments; only in the periods in which such effect is dilutive under the treasury stock method.

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)

Basic	93.9	97.2
Dilutive effect of stock options, restricted stock and restricted stock units	2.9	2.7

Diluted shares	96.8	99.9

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of July 2, 2011 and July 3, 2010, there was an aggregate of approximately 0.4 million and 1.2 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

A rollforward of the activity in the Company’s aggregate reserve for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)

Beginning reserve balance	$213.2	$186.0
Amount charged against revenue to increase reserve	113.0	93.5
Amount credited against customer accounts to decrease reserve	(131.8)	(111.7)
Foreign currency translation	2.7	(5.7)

Ending reserve balance	$197.1	$162.1

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions, among other factors.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)

Beginning reserve balance	$17.7	$20.1
Amount recorded to expense to increase reserve(a)	0.3	0.8
Amount written off against customer accounts to decrease reserve	(0.6)	(0.2)
Foreign currency translation	0.3	(0.9)

Ending reserve balance	$17.7	$19.8

(a)	Amounts charged to bad debt expense are included within SG&A expenses in the consolidated statements of operations.

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Canada, Europe, South America and Asia, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In the Company’s wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has four key wholesale customers that generate significant sales volume. For Fiscal 2011, these customers in the aggregate contributed approximately 40% of all wholesale revenues. Further, as of July 2, 2011, the Company’s four key wholesale customers represented approximately 30% of gross accounts receivable.

Derivative Financial Instruments

The Company records all derivative instruments on the consolidated balance sheets at fair value. In addition, for derivative instruments that qualify for hedge accounting, the effective portion of changes in their fair value is either (a) offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or (b) recognized in equity as a component of accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively.

Each derivative instrument entered into by the Company which qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative that is designated as a hedge, the Company formally documents the related risk management objective and strategy, including the identification of the hedging instrument, the hedged item and the risk exposure, as well as how effectiveness is to be assessed prospectively and retrospectively. To assess the effectiveness of derivative instruments that are designated as hedges, the Company uses non-statistical methods, including the dollar-offset method, which compare the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented by the Company on at least a quarterly basis.

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

Forward Foreign Currency Exchange Contracts

The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt and other foreign currency-denominated operational cash flows. To the extent foreign currency exchange contracts designated as cash flow hedges at hedge inception are highly effective in offsetting the change in the value of the hedged item, the related gains (losses) are initially deferred in equity as a component of AOCI and subsequently recognized in the consolidated statements of operations as follows:

•	Forecasted Inventory Purchases — Recognized as part of the cost of the inventory purchases being hedged within cost of goods sold when the related inventory is sold.

•	Intercompany Royalty Payments and Marketing Contributions — Recognized within foreign currency gains (losses) generally in the period in which the related royalties or marketing contributions being hedged are received or paid.

•	Interest Payments on Euro Debt — Recognized within foreign currency gains (losses) in the period in which the recorded liability impacts earnings due to foreign currency exchange remeasurement.

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

See Note 12 for further discussion of the Company’s derivative financial instruments.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For a summary of all of the Company’s significant accounting policies, refer to Note 3 to the audited consolidated financial statements included in the Company’s Fiscal 2011 10-K.

4.	Recently Issued Accounting Standards

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the presentation of comprehensive income within Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, items that are reclassified from OCI to net income must be presented on the face of the financial statements. ASU 2011-05 requires retrospective application, and is effective for the Company as of the beginning of fiscal year 2013. The application of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements, but will result in a change in the presentation of the Company’s consolidated statements of operations and equity.

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in Accounting Standards Codification (“ASC”) topic 840, “Leases.” Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Subsequent to the end of the related comment period, the FASB made several amendments to the exposure draft, including revising the definition of the “lease term” to include the non-cancelable lease term plus only those option periods for which there is significant economic incentive for the lessee to extend or not terminate the lease. The FASB also redefined the initial lease liability to be recorded on the Company’s balance sheet to contemplate only those variable lease payments that are in substance “fixed.” In July 2011, the FASB re-exposed the proposed lease standard for comment, with a final standard expected to be issued by mid-2012. When and if effective, this proposed standard will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on its consolidated financial statements at this time.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounted for the South Korea Licensed Operations Acquisition as a business combination during the third quarter of Fiscal 2011. The acquisition cost of $47 million (excluding transaction costs) has been allocated to the net assets acquired based on their respective fair values as follows: inventory of $8 million; property and equipment of $7 million; customer relationship intangible asset of $26 million; other net assets of $3 million; and non tax-deductible goodwill of $3 million. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Transaction costs of $3 million were expensed as incurred and classified within SG&A expenses in the consolidated statement of operations during Fiscal 2011.

The customer relationship intangible asset was valued using the excess earnings method. This approach discounts the estimated after tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base. The customer relationship intangible asset is being amortized over its estimated useful life of ten years.

The operating results for the Polo South Korea business have been consolidated in the Company’s operating results commencing on January 1, 2011.

6.	Inventories

Inventories consist of the following:

	July 2,	April 2,	July 3,
	2011	2011	2010
	(millions)

Raw materials	$9.2	$7.5	$7.0
Work-in-process	1.5	1.8	2.4
Finished goods	885.6	692.8	620.2

Total inventories	$896.3	$702.1	$629.6

7.	Property and Equipment

Property and equipment, net, consist of the following:

	July 2,	April 2,
	2011	2011
	(millions)

Land and improvements	$9.9	$9.9
Buildings and improvements	117.6	115.3
Furniture and fixtures	497.0	490.9
Machinery and equipment	151.8	144.4
Capitalized software	183.8	165.4
Leasehold improvements	863.8	826.3
Construction in progress	37.0	58.1

	1,860.9	1,810.3
Less: accumulated depreciation	(1,075.8)	(1,021.5)

Property and equipment, net	$785.1	$788.8

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 2,	April 2,
	2011	2011
	(millions)

Accrued operating expenses	$176.1	$167.0
Accrued payroll and benefits	120.0	209.3
Accrued inventory	186.7	132.0
Deferred income	51.6	46.8
Other taxes payable	60.7	66.2
Other accrued expenses and current liabilities	57.8	60.5

Total accrued expenses and other current liabilities	$652.9	$681.8

9.	Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three months ended July 2, 2011 and July 3, 2010 is presented below:

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)

Unrecognized tax benefits beginning balance	$125.0	$96.2
Additions related to current period tax positions	1.0	0.8
Additions related to prior period tax positions	0.1	24.8
Reductions related to prior period tax positions	(0.4)	(8.1)
Additions (reductions) related to foreign currency translation	1.3	(2.2)

Unrecognized tax benefits ending balance	$127.0	$111.5

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three months ended July 2, 2011 and July 3, 2010 is presented below:

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)

Accrued interest and penalties beginning balance	$31.4	$29.8
Net additions charged to expense	2.0	0.9
Additions (reductions) related to foreign currency translation	0.4	(0.5)

Accrued interest and penalties ending balance	$33.8	$30.2

The total amount of unrecognized tax benefits, including interest and penalties, was $160.8 million as of July 2, 2011 and $156.4 million as of April 2, 2011 and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $114.6 million as of July 2, 2011.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Euro Debt

As of July 2, 2011, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of July 2, 2011, the carrying value of the Euro Debt was $296.7 million, compared to $291.9 million as of April 2, 2011.

Revolving Credit Facilities

Global Credit Facility

The Company has a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, also used to support the issuance of letters of credit (the “Global Credit Facility”). As of July 2, 2011, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $16.2 million of outstanding letters of credit. Borrowings under the Global Credit Facility may be denominated in U.S. dollars and other currencies, including Euros, Hong Kong Dollars and Japanese Yen. The Company has the ability to expand its borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense and (iv) consolidated rent expense. As of July 2, 2011, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.

Chinese Credit Facility

The Company also has an uncommitted credit facility in China that provides for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million as of July 2, 2011) through February 9, 2012 (the “Chinese Credit Facility”). The Chinese Credit Facility is used to fund general working capital needs of the Company’s operations in China. The borrowing availability under the Chinese Credit Facility is at the sole discretion of JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by PRLC and bear interest at either (i) at least 90% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. As of July 2, 2011, borrowings outstanding under the Chinese Credit Facility were $7.7 million and were classified as short-term debt in the Company’s consolidated balance sheet. The remaining availability under the Chinese Credit Facility was approximately $3 million as of July 2, 2011. The Chinese Credit Facility does not contain any financial covenants.

Refer to Note 14 of the Fiscal 2011 10-K for detailed disclosure of the terms and conditions of the Company’s debt and its credit facilities.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	July 2,	April 2,
	2011	2011
	(millions)

Financial assets carried at fair value:
Municipal bonds(a)	$36.2	$100.4
Variable rate municipal securities(a)	—	14.5
Auction rate securities(b)	2.3	2.3
Other securities(a)	0.4	0.5
Derivative financial instruments(b)	4.6	2.0

Total	$43.5	$119.7

Financial liabilities carried at fair value:
Derivative financial instruments(b)	$19.1	$17.8

Total	$19.1	$17.8

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.

Certain of the Company’s municipal bonds and variable rate municipal securities are classified as available-for-sale securities and recorded at fair value in the Company’s consolidated balance sheets based upon quoted market prices in active markets.

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

Cash and cash equivalents, restricted cash, investments classified as held-to-maturity and accounts receivable are recorded at carrying value, which approximates fair value. The Company’s Euro Debt, adjusted for foreign currency fluctuations and the loss on the termination of the Company’s preexisting interest rate swap (see Note 12), and investments in equity method investees are also reported at carrying value. However, other than differences in the fair value of the Company’s Euro debt, the differences between fair value and carrying value were not significant as of July 2, 2011 or April 2, 2011.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Financial Instruments

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of July 2, 2011 and April 2, 2011:

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance			Balance
			Sheet	Fair	Sheet	Fair	Sheet	Fair		Sheet	Fair
			Line(b)	Value	Line(b)	Value	Line(b)	Value		Line(b)	Value
Derivative Instrument(a)	July 2, 2011	April 2, 2011	July 2, 2011		April 2, 2011		July 2, 2011			April 2, 2011
	(millions)

Designated Hedges:
FC — Inventory purchases	$676.4	$342.4	(c)	$4.0	PP	$1.1	(d)	$(15.6)		AE	$(9.4)
FC — I/C royalty payments	20.9	46.8	—	—	—	—	AE	(2.1)		AE	(3.6)
FC — Interest payments	13.4	9.3	PP	0.2	PP	0.4	—	—		—	—
FC — Other	36.4	29.6	—	—	PP	0.5	AE	(0.1)		AE	(0.1)
IRS — Euro Debt	—	295.5	—	—	—	—	—	—		ONCL	(3.3)
NI — Euro Debt	296.7	291.9	—	—	—	—	LTD	(313.6	)(e)	LTD	(305.0	)(e)

Total Designated Hedges	$1,043.8	$1,015.5		$4.2		$2.0		$(331.4)			$(321.4)

Undesignated Hedges:
FC — Other	$56.9	$40.0	PP	$0.4	—	$—	(f)	$(1.3)		(g)	$(1.4)

Total Hedges	$1,100.7	$1,055.5		$4.6		$2.0		$(332.7)			$(322.8)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; IRS = Interest Rate Swap; NI = Net Investment; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$1.6 million included within PP and $2.4 million included within OA.

(d)	$14.6 million included within AE and $1.0 million included within ONCL.

(e)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $296.7 million as of July 2, 2011 and $291.9 million as of April 2, 2011.

(f)	$1.2 million included within AE and $0.1 million included within ONCL.

(g)	$0.4 million included within AE and $1.0 million included within ONCL.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its consolidated financial statements for the three-month periods ended July 2, 2011 and July 3, 2010:

	Gains (Losses)		Gains (Losses) Reclassified
	Recognized in OCI(b)		from AOCI(b) to Earnings
	Three Months Ended		Three Months Ended		Location of Gains (Losses)
Derivative Instrument(a)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010	Reclassified from AOCI(b)to Earnings
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$(8.7)	$12.7	$3.2	$0.3	Cost of goods sold
FC — I/C royalty payments	0.9	(1.9)	(2.5)	0.6	Foreign currency gains (losses)
FC — Interest payments	(0.4)	(0.8)	0.6	—	Foreign currency gains (losses)
FC — Other	(0.4)	0.1	0.3	(0.2)	(c)

	$(8.6)	$10.1	$1.6	$0.7

Designated Hedge of Net Investment:
Euro Debt	$(8.3)	$20.4	$—	$—	(d)

Total Designated Hedges	$(16.9)	$30.5	$1.6	$0.7

	Gains (Losses)
	Recognized in Earnings
	Three Months Ended		Location of Gains (Losses)
Derivative Instrument(a)	July 2, 2011	July 3, 2010	Recognized in Earnings
	(millions)

Undesignated Hedges:
FC — Other	$(0.1)	$1.0	Foreign currency gains (losses)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	AOCI, including the respective fiscal period’s OCI, is classified as a component of total equity.

(c)	Principally recorded within foreign currency gains (losses).

(d)	To the extent applicable, to be recognized as a gain (loss) on the sale or liquidation of the hedged net investment.

Over the next twelve months, it is expected that approximately $15 million of net losses deferred in AOCI related to derivative financial instruments outstanding as of July 2, 2011 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.

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

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Rate Risk Management

Interest Rate Swap Contracts

During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate its exposure to changes in the fair value of the Company’s Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate. On April 11, 2011, the interest rate swap agreement was terminated by the Company at a loss of $7.6 million. This loss has been recorded as an adjustment to the carrying value of the Company’s Euro Debt and will be recognized within interest expense over the remaining term of the debt, through October 4, 2013. During the three months ended July 2, 2011, $0.8 million of this loss was recognized as interest expense within the Company’s consolidated statement of operations.

See Note 3 for further discussion of the Company’s accounting policies relating to its derivative financial instruments.

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of July 2, 2011 and April 2, 2011:

	July 2, 2011			April 2, 2011
	Short-term	Non-current		Short-term	Non-current
Type of Investment	< 1 year	1 - 3 years	Total	< 1 year	1 - 3 years	Total
	(millions)

Held-to-Maturity:
Municipal bonds	$23.6	$2.7	$26.3	$90.8	$12.7	$103.5

Total held-to-maturity investments	$23.6	$2.7	$26.3	$90.8	$12.7	$103.5

Available-for-Sale:
Municipal bonds	$12.0	$24.2	$36.2	$32.3	$68.1	$100.4
Variable rate municipal securities	—	—	—	14.5	—	14.5
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	0.4	0.4	—	0.5	0.5

Total available-for-sale investments	$12.0	$26.9	$38.9	$46.8	$70.9	$117.7

Other:
Time deposits and other	$484.4	$—	$484.4	$456.3	$—	$456.3

Total Investments	$520.0	$29.6	$549.6	$593.9	$83.6	$677.5

See Note 3 to the Company’s Fiscal 2011 10-K for further discussion of the Company’s accounting policies relating to its investments.

13.	Commitments and Contingencies

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

14.	Equity

Summary of Changes in Equity

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)

Balance at beginning of period	$3,304.7	$3,116.6
Comprehensive income:
Net income attributable to PRLC	184.1	120.8
Foreign currency translation adjustments	40.7	(61.2)
Net realized and unrealized gains (losses) on derivatives	(16.4)	23.7
Net unrealized gains (losses) on defined benefit plans	(0.1)	—

Total comprehensive income	208.3	83.3

Cash dividends declared	(18.5)	(9.6)
Repurchases of common stock	(324.5)	(247.0)
Shares issued and equity grants made pursuant to stock-based compensation plans	31.7	22.5

Balance at end of period	$3,201.7	$2,965.8

Common Stock Repurchase Program

On May 24, 2011, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows it to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the three months ended July 2, 2011, 2.5 million shares of Class A common stock were repurchased by the Company at a cost of $301.7 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was $670 million as of July 2, 2011. In addition, 0.1 million shares of Class A common stock at a cost of $22.8 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”) and 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”).

During the three months ended July 3, 2010, 2.7 million shares of Class A common stock were repurchased by the Company at a cost of $231.0 million under its repurchase program, including a repurchase of 1.0 million shares of Class A common stock from its principal stockholder, Mr. Lauren, at a cost of $81.0 million in connection with the Company’s secondary public offerings of 10 million shares of Class A common stock on behalf of Mr. Ralph

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lauren on June 1, 2010. In addition, 0.2 million shares of Class A common stock at a cost of $16 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On February 8, 2011, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.10 per share to $0.20 per share. The first quarter Fiscal 2012 dividend of $0.20 per share was declared on June 20, 2011, was payable to shareholders of record at the close of business on July 1, 2011, and was paid on July 15, 2011. Dividends paid amounted to $18.9 million during the three months ended July 2, 2011 and $9.8 million during the three months ended July 3, 2010.

15.	Stock-based Compensation

Long-term Stock Incentive Plans

On August 5, 2010, the Company’s shareholders approved the 2010 Incentive Plan, which replaced the Company’s 1997 Incentive Plan. The 2010 Incentive Plan provides for up to 3.0 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 1997 Incentive Plan as of August 5, 2010 that are not subject to outstanding awards under the 1997 Incentive Plan. In addition, any outstanding awards under the 1997 Incentive Plan that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will be transferred to the 2010 Incentive Plan and be available for issuance. Any new grants are being issued under the 2010 Incentive Plan. However, awards that were outstanding as of August 5, 2010 continue to remain subject to the terms of the 1997 Incentive Plan.

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

Impact on Results

A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)

Compensation expense	$17.9	$15.5

Income tax benefit	$(6.4)	$(5.8)

The Company issues its annual grant of stock-based compensation awards in the second quarter of its fiscal year. Due to the timing of the annual grant, stock-based compensation cost recognized during the three months ended July 2, 2011 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2012.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to the fair market value of the Company’s unrestricted Class A common stock on the date of grant. Generally, the options become exercisable ratably (a graded-vesting schedule) over a three-year vesting period. Stock options generally

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire seven years from the date of grant. The Company recognizes compensation expense for share-based awards that have graded vesting and no performance conditions on an accelerated basis.

A summary of the stock option activity under all plans during the three months ended July 2, 2011 is as follows:

Number of
Shares
(thousands)

Options outstanding at April 2, 2011	3,804
Granted	3
Exercised	(60)
Cancelled/Forfeited	(52)

Options outstanding at July 2, 2011	3,695

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

A summary of the restricted stock and RSU activity during the three months ended July 2, 2011 is as follows:

		Service-	Performance-
	Restricted Stock	based RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
	(thousands)

Nonvested at April 2, 2011	8	342	1,416
Granted	—	—	58
Vested	—	(100)	(468)
Cancelled	—	—	(35)

Nonvested at July 2, 2011	8	242	971

16.	Segment Information

The Company has three reportable segments based on its business activities and organization: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel, accessories, home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned and licensed retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its full-price and factory stores, its concessions-based shop-within-shops, as well as RalphLauren.com, Rugby.com and RalphLauren.co.uk, its e-commerce websites. The stores, concessions-

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based shop-within-shops and websites sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

The accounting policies of the Company’s segments are consistent with those described in Note 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2011 10-K. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

Net revenues and operating income for each of the Company’s segments are as follows:

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)

Net revenues:
Wholesale	$673.0	$523.0
Retail	813.5	592.5
Licensing	39.9	37.8

Total net revenues	$1,526.4	$1,153.3

Operating income:
Wholesale	$151.1	$107.6
Retail	173.1	103.7
Licensing	25.2	23.8

	349.4	235.1
Unallocated corporate expenses	(67.3)	(60.9)

Total operating income	$282.1	$174.2

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)

Depreciation and amortization:
Wholesale	$15.5	$12.5
Retail	28.3	21.6
Licensing	0.4	0.3
Unallocated corporate expenses	11.2	11.6

Total depreciation and amortization	$55.4	$46.0

POLO RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended
	July 2,	July 3,
	2011	2010
	(millions)

Cash paid for interest	$4.9	$0.9

Cash paid for income taxes	$11.4	$34.9

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $7.6 million for the three months ended July 2, 2011 and $11.3 million for the three months ended July 3, 2010.

Significant non-cash financing activities during the three months ended July 3, 2010 included the conversion of 11.3 million shares of Class B common stock into an equal number of shares of Class A common stock by Mr. Ralph Lauren, pursuant to the terms of the security.

There were no other significant non-cash investing or financing activities for the fiscal periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, certain risks, uncertainties and other factors may cause results to differ materially from expectations and may also effect our forward-looking statements, including, among other items:

•	the loss of key personnel, including Mr. Ralph Lauren;

•	the impact of global economic conditions on our ability, as well as the ability of our customers, suppliers and vendors to access sources of liquidity;

•	our ability to maintain our credit profile and ratings with the financial community;

•	the impact of the downgrade by Standard & Poor’s (“S&P”) on the credit ratings of the United States and the risk of further downgrades by S&P or other credit agencies on the credit rating of the United States;

•	changes to our anticipated growth strategies;

•	our ability to continue to expand or grow our business internationally;

•	the impact of fluctuations in the U.S. or global economy on consumer purchases of premium lifestyle products that we offer for sale;

•	our ability to open new retail stores and e-commerce websites, and expand our direct-to-consumer presence;

•	our ability to make certain strategic acquisitions of certain selected licenses held by our licensees and successfully integrate recently acquired businesses, including our recently acquired Asian operations (such as South Korea), and certain of our operations relating to our home products;

•	our intention to introduce new products or enter into new alliances and exclusive relationships;

•	changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors and consolidations, liquidations, restructurings and other ownership changes in the retail industry;

•	changes to our anticipated effective tax rates in future years;

•	our exposure to domestic and foreign currency fluctuations and risks associated with raw materials, transportation and labor costs;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

•	changes in our relationships with department store customers and licensing partners;

•	our ability to continue to initiate cost cutting efforts and improve profitability;

•	our efforts to improve the efficiency of our distribution system and to continue to enhance and secure our global information technology systems;

•	the potential impact on our Japan operations and customers resulting from the recent earthquake and tsunami;

•	the impact to our business of events that are currently taking place in the Middle East, as well as from any terrorist action, retaliation and the threat of further action or retaliation; and

•	a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of products, tariffs and other trade barriers, to which our international operations are subject and other risks associated with our international operations, such as violations of laws prohibiting improper payments, and the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and related laws that may reduce the flexibility of our business.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011 (the “Fiscal 2011 10-K”). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Polo,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Polo Ralph Lauren Corporation and its subsidiaries (“PRLC”), unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2012 will end on March 31, 2012 and will be a 52-week period (“Fiscal 2012”). Fiscal year 2011 ended on April 2, 2011 and also reflected a 52-week period (“Fiscal 2011”). The first quarter for Fiscal 2012 ended on July 2, 2011 and was a 13-week period. The first quarter of Fiscal 2011 ended on July 3, 2010 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in our financial position, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month period ended July 2, 2011. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month periods ended July 2, 2011 and July 3, 2010.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the three-month periods ended July 2, 2011 and July 3, 2010, as well as a discussion of our financial condition and liquidity as of July 2, 2011 as compared to the end of Fiscal 2011. The discussion of our financial condition and liquidity includes (i) a discussion of our financial position compared to the end of Fiscal 2011, (ii) the available financial capacity under our credit facilities, (iii) a summary of our key debt compliance measures, and (iv) any material changes in our financial condition and contractual obligations since the end of Fiscal 2011.

•	Market risk management. This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2011.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2011. Significant changes include those considered to be important to our financial condition and results of operations, and which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our audited consolidated financial statements as included in our Fiscal 2011 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial condition and results of operations of accounting standards that have been recently issued or proposed.

OVERVIEW

Our Business

Our Company is a global leader in the design, marketing and distribution of premium lifestyle products including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo Ralph Lauren, Purple Label, Ralph Lauren Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Ralph Lauren Denim & Supply, Rugby Ralph Lauren, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others.

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our Wholesale business (representing approximately 49% of Fiscal 2011 net revenues) consists of wholesale-channel sales made principally to major department stores and specialty stores located throughout the U.S., Canada, Europe, South America and Asia. Our retail business (representing approximately 48% of Fiscal 2011 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, South America, Europe and Asia; through concessions-based shop-within-shops located primarily in Asia; and through our domestic retail e-commerce sites located at www.RalphLauren.com and www.Rugby.com, as well as our United Kingdom retail e-commerce site located at www.RalphLauren.co.uk. In addition, our licensing business (representing approximately 3% of Fiscal 2011 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 33% of our Fiscal 2011 net revenues were earned in international regions outside of the U.S. and Canada.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, our operating results and cash flows for the three months ended July 2, 2011 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2012.

Summary of Financial Performance

Global Economic Developments

As discussed in our Fiscal 2011 10-K, the state of the global economy continues to influence the level of consumer spending for discretionary items. This affects our business as it is highly dependent on consumer demand for our products. The current political and economic environments in the U.S. and certain other international countries have resulted in significant macroeconomic risks, including high rates of unemployment, rising fuel prices and continued global economic uncertainty largely precipitated by the European debt crisis. As such, we believe the global macroeconomic environment and the ongoing constrained level of worldwide consumer spending and modified consumption behavior will continue to pose a risk to our business for the foreseeable future.

In addition, we continue to experience the cost of goods inflation that began during the second half of Fiscal 2011 as a result of rising raw material, transportation and labor costs, as well as labor shortages in certain regions where our products are manufactured. While the impact of cost of goods inflation on our reported results was more than offset by favorable channel and geographic mix and higher full-price sell throughs in the first quarter of Fiscal 2012, these sourcing pressures are expected to have a negative effect on the cost of most of our products and the related gross profit percentages to a more significant degree in the second quarter, and for the remainder of Fiscal 2012. We continue to evaluate strategic initiatives to mitigate increases in global labor rates and commodity pricing.

We continue to monitor these risks and evaluate our operating strategies in order to adjust to changes in economic conditions.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2011 10-K.

Operating Results

During the first quarter of Fiscal 2012, we reported revenues of $1.526 billion, net income attributable to PRLC of $184.1 million and net income per diluted share attributable to PRLC of $1.90. This compares to revenues of $1.153 billion, net income attributable to PRLC of $120.8 million and net income per diluted share attributable to PRLC of $1.21 during the first quarter of Fiscal 2011.

Our operating performance for the three months ended July 2, 2011 was driven by 32.4% revenue growth, primarily due to increased comparable global retail store sales and the inclusion of revenues from our South-Korea business acquired on January 1, 2011 (see “Recent Developments” for further discussion), as well as higher revenues from our global wholesale businesses. Our gross margin percentage increased by 120 basis points to 63.0% during the first quarter of Fiscal 2012, primarily due to higher levels of full-price sell-throughs and decreased promotional activity across most of our global retail businesses, as well as growth from our retail operations in Asia. Such increases were partially offset by lower global wholesale margins reflecting sourcing cost pressures. In addition, selling, general and administrative (“SG&A”) expenses increased, largely due to additional costs to support our growth in sales, as well as our new business initiatives and recent acquisitions.

Net income attributable to PRLC increased during the first quarter of Fiscal 2012 as compared to the first quarter of Fiscal 2011, primarily due to a $107.9 million increase in operating income, partially offset by a $41.7 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income, along with a 420 basis point increase in our effective tax rate. Net income per diluted share attributable to PRLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding during the first quarter of Fiscal 2012.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the first quarter of Fiscal 2012 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $676.7 million, compared to $838.6 million as of the end of Fiscal 2011. The decrease in our net cash and investments position was primarily due to our treasury stock repurchases and capital expenditures, partially offset by our operating cash flows during the three months ended July 2, 2011. Our equity decreased to $3.202 billion as of July 2, 2011 compared to $3.305 billion as of April 2, 2011, primarily due to our share repurchase activity, partially offset by our net income and other comprehensive income during the three months ended July 2, 2011.

We generated $212.4 million of cash from operations during the three months ended July 2, 2011, compared to $171.4 million during the three months ended July 3, 2010. The increase in operating cash flows primarily relates to the increase in net income before non-cash expenses during the three months ended July 2, 2011, partially offset by changes in working capital. We used some of our cash availability to support our common stock repurchase program and to reinvest in our business through capital spending. In particular, we used $324.5 million to repurchase 2.6 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $39.3 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops, and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operating results for the three-month periods ended July 2, 2011 and July 3, 2010 has been affected by the South Korea Licensed Operations Acquisition (as defined and discussed under “Recent Developments” below) that occurred on January 1, 2011.

The following discussion highlights, as necessary, the significant changes in operating results arising from the above acquisition. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Greater China Restructuring Plan

In May 2011, we initiated a restructuring plan to reposition and upgrade our existing distribution network in the Greater China region, which is comprised of mainland China, Macau, Hong Kong, Taiwan, Malaysia and Singapore. This plan will be carried out primarily in the second and fourth quarters of Fiscal 2012 and includes a reduction in workforce and the closure of certain retail stores and concession shops that do not support the new merchandising strategy. Actions related to the restructuring plan are anticipated to result in pretax charges of approximately $10 million in Fiscal 2012.

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

RESULTS OF OPERATIONS

Three Months Ended July 2, 2011 Compared to Three Months Ended July 3, 2010

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	July 2,	July 3,
	2011	2010	$ Change	% Change
	(millions, except per share data)

Net revenues	$1,526.4	$1,153.3	$373.1	32.4%
Cost of goods sold(a)	(564.9)	(441.1)	(123.8)	28.1%

Gross profit	961.5	712.2	249.3	35.0%
Gross profit as % of net revenues	63.0%	61.8%
Selling, general and administrative expenses(a)	(672.3)	(532.0)	(140.3)	26.4%
SG&A expenses as % of net revenues	44.0%	46.1%
Amortization of intangible assets	(7.1)	(6.0)	(1.1)	18.3%

Operating income	282.1	174.2	107.9	61.9%
Operating income as % of net revenues	18.5%	15.1%
Foreign currency gains (losses)	(3.8)	(0.8)	(3.0)	375.0%
Interest expense	(6.1)	(4.5)	(1.6)	35.6%
Interest and other income, net	4.2	1.8	2.4	133.3%
Equity in income (loss) of equity-method investees	(1.9)	(1.2)	(0.7)	58.3%

Income before provision for income taxes	274.5	169.5	105.0	61.9%
Provision for income taxes	(90.4)	(48.7)	(41.7)	85.6%

Effective tax rate(b)	32.9%	28.7%
Net income attributable to PRLC	$184.1	$120.8	$63.3	52.4%

Net income per common share attributable to PRLC:
Basic	$1.96	$1.24	$0.72	58.1%

Diluted	$1.90	$1.21	$0.69	57.0%

(a)	Includes total depreciation expense of $48.3 million and $40.0 million for the three-month periods ended July 2, 2011 and July 3, 2010, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $373.1 million, or 32.4%, to $1.526 billion in the first quarter of Fiscal 2012 from $1.153 billion in the first quarter of Fiscal 2011. The increase was primarily due to higher revenues from our global retail and wholesale businesses, which included favorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 28.1%.

Net revenues for our three business segments are provided below:

	Three Months Ended
	July 2,	July 3,
	2011	2010	$ Change	% Change
	(millions)

Net Revenues:
Wholesale	$673.0	$523.0	$150.0	28.7%
Retail	813.5	592.5	221.0	37.3%
Licensing	39.9	37.8	2.1	5.6%

Total net revenues	$1,526.4	$1,153.3	$373.1	32.4%

Wholesale net revenues — The net increase primarily reflects:

•	a $90 million net increase in our domestic businesses primarily due to increased revenues from our menswear and childrenswear product lines. Our accessories product lines (including footwear) also contributed to the increase in revenues, reflecting an increased presence at department store locations and additional product category offerings;

•	a $32 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear and womenswear product lines;

•	a $20 million net increase in revenues due to favorable foreign currency effects primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the first quarter of Fiscal 2012;

•	a $5 million net increase in our Japanese businesses on a constant currency basis; and

•	a $3 million net increase in our business in the Greater China and South-East Asia region, which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand, on a constant currency basis.

Retail net revenues — For purposes of the discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes our full-price Ralph Lauren stores (including concession-based shop-within-shops and Rugby stores), Club Monaco stores and RalphLauren.com (including Rugby.com).

The net increase in Retail net revenues primarily reflects:

•	a $125 million aggregate net increase in non-comparable store sales primarily driven by:

➢	the inclusion of approximately $46 million of revenues from stores and concession-based shop-within-shops assumed in connection with the South Korea Licensed Operations Acquisition; and

➢	an increase of approximately $79 million related to a number of new full-price and factory store openings within the past twelve months, including our flagship store on Madison Avenue in New York, as well as our recently launched United Kingdom retail e-commerce site. This increase includes an aggregate favorable foreign currency effect of approximately $8 million primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the first quarter of Fiscal 2012. Excluding those stores and shops assumed in connection with the South Korea Licensed Operations Acquisition, there was a net increase in our global physical store count of 66 stores and concession shops as compared to the first quarter of Fiscal 2011. Our total physical store count as of July 2, 2011 included 371 freestanding stores and 535 concession shops, including 5 freestanding stores and 176 concession shops in South Korea.

•	an $81 million aggregate net increase in comparable physical store sales primarily driven by our global factory stores and sales growth from our operations in the Greater China and South-East Asia region (included in comparable store sales beginning in the first quarter of Fiscal 2012). This increase includes an aggregate favorable foreign currency effect of approximately $20 million primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the first quarter of Fiscal 2012. The increase in Retail net revenues was also due to a $15 million increase in RalphLauren.com sales. Comparable store sales are presented below:

Three Months Ended
July 2, 2011

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	14%
Full-price Club Monaco store sales	16%
Factory store sales	20%
RalphLauren.com sales	28%
Total increase in comparable store sales as reported	19%
Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	7%
Full-price Club Monaco store sales	16%
Factory store sales	16%
RalphLauren.com sales	28%
Total increase in comparable store sales excluding the effect of foreign currency	15%

Licensing revenues — the net increase in revenues primarily reflects a $4 million increase in domestic product licensing royalties principally driven by higher fragrance-related royalties, partially offset by a $2 million decrease in international licensing royalties primarily due to the recent South Korea Licensed Operations Acquisition.

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

Gross profit increased by $249.3 million, or 35.0%, to $961.5 million in the first quarter of Fiscal 2012 from $712.2 million in the first quarter of Fiscal 2011. Gross profit as a percentage of net revenues increased by 120 basis points to 63.0% in the first quarter of Fiscal 2012 from 61.8% in the first quarter of Fiscal 2011. This increase was primarily due to higher levels of full-price sell-throughs and decreased promotional activity across most of our global retail businesses, as well as growth from our retail operations in Asia, which generally carry higher margins. The increase in gross profit as a percentage of net revenues was partially offset by lower global wholesale gross margins, primarily driven by sourcing cost pressures experienced during the first quarter of Fiscal 2012.

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

We expect that current macroeconomic challenges, including inflationary pressures on raw materials and labor costs as well as labor shortages in certain regions where our products are manufactured, will negatively affect the cost of most of our products and related gross profit percentages to a more significant degree in the second quarter and for the remainder of Fiscal 2012. See “Global Economic Developments” for further discussion.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $140.3 million, or 26.4%, to $672.3 million in the first quarter of Fiscal 2012 from $532.0 million in the first quarter of Fiscal 2011. This increase included an unfavorable foreign currency effect of approximately $23 million, primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the first quarter of Fiscal 2012. SG&A expenses as a percentage of net revenues decreased to 44.0% in the first quarter of Fiscal 2012 from 46.1% in the first quarter of Fiscal 2011. The 210 basis point decrease was primarily due to operating leverage related to the increase in net revenues, which more than offset the increase in operating expenses attributable to our recent acquisitions and new business initiatives. The $140.3 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related costs of approximately $48 million primarily due to increased incentive-based compensation expenses;

•	the inclusion of SG&A costs of approximately $29 million related to our newly acquired business in South Korea (see “Recent Developments” for further discussion);

•	an approximate $19 million increase in rent and occupancy costs primarily to support the ongoing growth of our global businesses;

•	higher distributions costs of approximately $11 million as a result of volume increases;

•	increased consulting costs of approximately $10 million, including costs relating to new global information technology systems; and

•	an approximate $8 million increase in depreciation expense primarily associated with global retail store expansion.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $1.1 million, or 18.3%, to $7.1 million in the first quarter of Fiscal 2012 from $6.0 million in the first quarter of Fiscal 2011. This increase was primarily due to the amortization of the intangible assets acquired in connection with the South Korea Licensed Operations Acquisition at the end of the third quarter of Fiscal 2011.

Operating Income.  Operating income increased by $107.9 million, or 61.9%, to $282.1 million in the first quarter of Fiscal 2012 from $174.2 million in the first quarter of Fiscal 2011. Operating income as a percentage of net revenues increased 340 basis points, to 18.5% in the first quarter of Fiscal 2012 from 15.1% in the first quarter of Fiscal 2011. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin and the decrease in SG&A expenses as a percentage of net revenues, as previously discussed.

Operating income and margin for our three business segments is provided below:

	Three Months Ended
	July 2, 2011		July 3, 2010
	Operating	Operating	Operating	Operating	$	Margin
	Income	Margin	Income	Margin	Change	Change
	(millions)		(millions)		(millions)

Segment:
Wholesale	$151.1	22.5%	$107.6	20.6%	$43.5	190	bps
Retail	173.1	21.3%	103.7	17.5%	69.4	380	bps
Licensing	25.2	63.2%	23.8	63.0%	1.4	20	bps

	349.4		235.1		114.3
Unallocated corporate expenses	(67.3)		(60.9)		(6.4)

Total operating income	$282.1	18.5%	$174.2	15.1%	$107.9	340	bps

Wholesale operating margin increased by 190 basis points, primarily due to a decrease in SG&A expenses as a percentage of net revenues attributable to improved operating leverage, partially offset by lower global gross profit margins reflecting the sourcing cost pressures experienced during the first quarter of Fiscal 2012.

Retail operating margin increased by 380 basis points, primarily as a result of higher gross profit margins across most of our global retail businesses driven by higher levels of full-price sell-throughs and decreased promotional activity across most of our global retail businesses, more than offsetting sourcing cost pressures. The increase was also slightly offset by an increase in SG&A expenses as a percentage of revenues, primarily driven by an increase in operating expenses to support the ongoing growth of our global retail businesses, including our recently acquired business in South Korea.

Licensing operating margin increased by 20 basis points, primarily as a result of increased revenues, as well as lower net costs associated with the transition of our licensed business to wholly owned operations.

Unallocated corporate expenses increased by $6.4 million, primarily as a result of higher compensation-related expenses.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $3.8 million in the first quarter of Fiscal 2012, compared to a loss of $0.8 million in the first quarter of Fiscal 2011. The increase in foreign currency losses was primarily attributable to $3.1 million of higher losses relating to foreign currency hedge contracts, partially offset by a slight reduction in foreign currency losses due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense increased by $1.6 million, or 35.6%, to $6.1 million in the first quarter of Fiscal 2012 from $4.5 million in the first quarter of Fiscal 2011, primarily due to amortization of the loss associated with the termination of an interest rate swap during the first quarter of Fiscal 2012 (see Note 12 to the accompanying unaudited consolidated financial statements), as well as unfavorable foreign currency effects due to the strengthening of the Euro during the first quarter of Fiscal 2012.

Interest and Other Income, net.  Interest and other income, net, increased by $2.4 million, or 133.3%, to $4.2 million in the first quarter of Fiscal 2012 from $1.8 million in the first quarter of Fiscal 2011, primarily due to the inclusion of pretax income of approximately $1.0 million related to the change in fiscal year of the Company’s Japanese subsidiary, PRL KK, to conform to our consolidated fiscal-year basis (see Note 2 to the accompanying unaudited consolidated financial statements), as well as higher rates of interest during the first quarter of Fiscal 2012.

Equity in Income (Loss) of Equity-Method Investees.  The equity in losses of equity-method investees of $1.9 million and $1.2 million during the first quarter of Fiscal 2012 and Fiscal 2011, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $41.7 million, or 85.6%, to $90.4 million in the first quarter of Fiscal 2012 from $48.7 million in the first quarter of Fiscal 2011. The increase in provision for income taxes was primarily due to the overall increase in our pretax income, as well as the increase in our reported effective tax rate of 420 basis points, to 32.9% for the first quarter of Fiscal 2012 from 28.7% for the first quarter of Fiscal 2011. The higher effective tax rate was primarily due to the absence of certain favorable adjustments related to intercompany charges and tax reserve reductions associated with the conclusion of a tax examination during the first quarter of Fiscal 2011, partially offset by a greater proportion of earnings generated in lower-taxed jurisdictions during the first quarter of Fiscal 2012. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to PRLC.  Net income increased by $63.3 million, or 52.4%, to $184.1 million in the first quarter of Fiscal 2012 from $120.8 million in the first quarter of Fiscal 2011. The increase in net income primarily related to the $107.9 million increase in operating income, partially offset by the $41.7 million increase in the provision for income taxes, both as previously discussed.

Net Income per Diluted Share Attributable to PRLC.  Net income per diluted share increased by $0.69, or 57.0%, to $1.90 per share in the first quarter of Fiscal 2012 from $1.21 per share in the first quarter of Fiscal 2011. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the first quarter of Fiscal 2012 driven by our share repurchases.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	July 2,	April 2,
	2011	2011	$ Change
	(millions)

Cash and cash equivalents	$431.5	$453.0	$(21.5)
Short-term investments	520.0	593.9	(73.9)
Non-current investments	29.6	83.6	(54.0)
Short-term debt	(7.7)	—	(7.7)
Long-term debt	(296.7)	(291.9)	(4.8)

Net cash and investments(a)	$676.7	$838.6	$(161.9)

Equity	$3,201.7	$3,304.7	$(103.0)

(a)	“Net cash and investments” is defined as cash and cash equivalents plus short-term and non-current investments, less total debt.

The decrease in our net cash and investments position at July 2, 2011 as compared to April 2, 2011 was primarily due to our use of cash to support treasury stock repurchases and capital expenditures, partially offset by our operating cash flows. We used $324.5 million to repurchase 2.6 million shares of Class A common stock, including shares surrendered for tax withholdings, and spent $39.3 million for capital expenditures.

The decrease in equity was primarily attributable to an increase in treasury stock as a result of our common stock repurchase program, partially offset by our net income and other comprehensive income during the three months ended July 2, 2011.

Cash Flows

	Three Months Ended
	July 2,	July 3,
	2011	2010	$ Change
	(millions)

Net cash provided by operating activities	$212.4	$171.4	$41.0
Net cash provided by (used in) investing activities	91.9	(134.9)	226.8
Net cash used in financing activities	(330.7)	(251.0)	(79.7)
Effect of exchange rate changes on cash and cash equivalents	4.9	(2.8)	7.7

Net decrease in cash and cash equivalents	$(21.5)	$(217.3)	$195.8

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $212.4 million during the three months ended July 2, 2011, as compared to $171.4 million during the three months ended July 3, 2010. This net increase in operating cash flow was primarily driven by:

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses; and

•	an increase related to income taxes due to the timing of income tax payments.

The above increases in operating cash flow were partially offset by:

•	a decrease related to inventories primarily attributable to the timing of inventory receipts, as well as a year-over-year increase in inventory levels to support our sales growth and product expansion, new store openings and recently acquired businesses. The higher inventory levels also reflect increased sourcing costs during the three months ended July 2, 2011; and

•	a decrease related to accounts receivable primarily due to lower cash collections than in the prior year period.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities was $91.9 million during the three months ended July 2, 2011, as compared to $134.9 million of net cash used in investing activities during the three months ended July 3, 2010. The net increase in cash from investing activities was primarily driven by an increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During the three months ended July 2, 2011, we received $516.3 million of proceeds from sales and maturities of investments and used $377.5 million to purchase investments. On a comparative basis, during the three months ended July 3, 2010, we used $359.5 million to purchase investments and received $268.3 million of proceeds from sales and maturities of investments.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $330.7 million during the three months ended July 2, 2011, as compared to $251.0 million during the three months ended July 3, 2010. The increase in net cash used in financing activities was primarily driven by:

•	an increase in cash used in connection with repurchases of our Class A common stock. During the three months ended July 2, 2011, 2.5 million shares of Class A common stock at a cost of $301.7 million were repurchased pursuant to our common stock repurchase program and 0.1 million shares of Class A common stock at a cost of $22.8 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”), and our 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”). On a comparative basis, during the three months ended July 3, 2010, 2.7 million shares of Class A common stock at a cost of $231.0 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $16.0 million were surrendered or withheld for taxes; and

•	an increase in cash used to pay dividends. During the three months ended July 2, 2011, we used $18.9 million to pay dividends as compared to $9.8 million during the three months ended July 3, 2010, largely due to an increase in the quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share in February 2011.

The above increases in net cash used in operating activities were partially offset by:

•	an increase in excess tax benefits from stock-based compensation arrangements of $8.8 million during the three months ended July 2, 2011 as compared to the prior year period.

Liquidity

Our primary sources of liquidity are the cash flow generated from our operations, the availability under our Global Credit Facility (as defined below), our available cash and cash equivalents (certain of which is considered permanently reinvested outside the U.S.) and investments, and our other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment/repurchase, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating, capital and debt service requirements for the foreseeable future, including the ongoing development of our recently acquired businesses and our plans for further business expansion.

As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit borrowings outstanding under our Global Credit Facility as of July 2, 2011. As discussed further below, we may elect to draw on our Global Credit Facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business or macroeconomic development, as well as for other general corporate business purposes. We believe that our Global Credit Facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of July 2, 2011, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 16%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On May 24, 2011, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the three months ended July 2, 2011, we repurchased 2.5 million shares of Class A common stock at a cost of $301.7 million under our share repurchase program. The remaining availability under our common stock repurchase program was approximately $670 million as of July 2, 2011.

In addition, during the three months ended July 2, 2011, 0.1 million shares of Class A common stock at a cost of $22.8 million were surrendered to, or withheld by, us in satisfaction of taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On February 8, 2011, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share. The first quarter Fiscal 2012 dividend of $0.20 per share was declared on June 20, 2011, was payable to shareholders of record at the close of business on July 1, 2011, and was paid on July 15, 2011. Dividends paid amounted to $18.9 million during the three months ended July 2, 2011 and $9.8 million during the three months ended July 3, 2010.

We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition and other factors that our Board of Directors may deem relevant.

Debt and Covenant Compliance

Euro Debt

As of July 2, 2011, we had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). We have the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. We also have the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control, each holder of the Euro Debt has the option to require us to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict our ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of July 2, 2011, the carrying value of our Euro Debt was $296.7 million, compared to $291.9 million as of April 2, 2011.

Revolving Credit Facilities

Global Credit Facility

We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, also used to support the issuance of letters of credit (the “Global Credit Facility”). As of July 2, 2011, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $16.2 million of outstanding letters of credit. Borrowings under the Global Credit Facility may be denominated in U.S. dollars and other currencies, including Euros, Hong Kong Dollars and Japanese Yen. We have the ability to expand the borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility.

The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of July 2, 2011, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.

Chinese Credit Facility

We also have an uncommitted credit facility in China that provides for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million as of July 2, 2011) through February 9, 2012 (the “Chinese Credit Facility”). The Chinese Credit Facility is used to fund general working capital needs of our operations in China. The borrowing availability under the Chinese Credit Facility is at the sole discretion of JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by PRLC and bear interest at either (i) at least 90% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. As of July 2, 2011, borrowings outstanding under the Chinese Credit Facility were $7.7 million and were classified as short-term debt in our consolidated balance sheet. The remaining availability under the Chinese Credit Facility was approximately $3 million as of July 2, 2011. The Chinese Credit Facility does not contain any financial covenants.

Refer to Note 14 of the Fiscal 2011 10-K for detailed disclosure of the terms and conditions of our debt and our credit facilities.

MARKET RISK MANAGEMENT

As discussed in Note 16 to our audited consolidated financial statements included in our Fiscal 2011 10-K and Note 12 to the accompanying unaudited interim consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of July 2, 2011.

Foreign Currency Risk Management

We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 12 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of July 2, 2011.

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

Interest Rate Risk Management

During the first quarter of Fiscal 2011, we entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate our exposure to changes in the fair value of our Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on our Euro Debt for a variable interest rate. On April 11, 2011, we terminated the interest rate swap agreement at a loss of $7.6 million. This loss has been recorded as an adjustment to the carrying value of our Euro Debt and will be recognized within interest expense over the remaining term of the debt, through October 4, 2013. During the three months ended July 2, 2011, $0.8 million of this loss was recognized as interest expense within our consolidated statement of operations.

As of July 2, 2011, there have been no other significant changes in our interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

See Note 3 to the accompanying unaudited consolidated financial statements for further discussion of our interest rate and foreign currency exposures and the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of July 2, 2011, we had cash and cash equivalents on-hand of $431.5 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. Our other significant investments included $520.0 million of short-term investments, primarily in time deposits and municipal bonds with original maturities greater than 90 days; $52.4 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $26.9 million of investments with maturities greater than one year; $2.3 million of auction rate securities issued through a municipality and $0.4 million of other securities.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2011 10-K. Our estimates are often based on complex judgments, probabilities and assumptions that our management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Fiscal 2011 10-K. The following discussion only is intended to update our critical accounting policies for any significant changes in policy implemented during the three months ended July 2, 2011.

There have been no significant changes in the application of our critical accounting policies since April 2, 2011.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the accompanying unaudited interim consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our financial statements in future reporting periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of July 2, 2011. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended July 2, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

South Korea Licensed Operations Acquisition

On January 1, 2011, the Company acquired control of the Polo-branded apparel business in South Korea from Doosan that was formerly conducted under a licensed arrangement (the “South Korea Licensed Operations Acquisition”, as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). In connection with the South Korea Licensed Operations Acquisition, the Company has continued to develop supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, store operations, real estate management, finance and other administrative areas. As part of the development of this infrastructure, the Company implemented the general ledger module of a new enterprise resource planning (“ERP”) system during the first quarter of Fiscal 2012. The Company will continue to enhance various processes, systems, and internal controls to support this business.

Global Financial and Reporting System Implementation

We are in the process of implementing a new global financial and reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During the first quarter of Fiscal 2012, certain of our domestic operational and financial systems were transitioned to the new global financial and reporting system. As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which in turn result in changes in internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011. The following is a summary of recent litigation developments.

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

The Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2011 contains a detailed discussion of certain risk factors that could materially adversely affect the Company’s business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company’s business, operating results and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of the Company’s Class A common stock during the fiscal quarter ended July 2, 2011:

				Total Number of
			Average	Shares Purchased	Approximate Dollar Value
	Total Number of		Price	as Part of Publicly	of Shares That May Yet be
	Shares		Paid per	Announced Plans	Purchased Under the Plans
	Purchased(1)		Share	or Programs	or Programs(2)
					(millions)

April 3, 2011 to April 30, 2011	—		$—	—	$472
May 1, 2011 to May 28, 2011	—		—	—	972
May 29, 2011 to July 2, 2011	2,641,818	(3)	122.81	2,452,572	670

	2,641,818			2,452,572

(1)	Except as noted below, these repurchases were made on the open market under the Company’s Class A common stock repurchase program.

(2)	On May 24, 2011, the Company’s Board of Directors approved an expansion to the Company’s existing common stock repurchase program that allows the Company to repurchase up to an additional $500 million of Class A common stock.

(3)	Includes approximately 0.1 million shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan and the 1997 Long-Term Stock Incentive Plan.

Item 6.	Exhibits.

18.1	Preferability Letter Issued by Ernst & Young LLP regarding a change in accounting principle.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at July 2, 2011 and April 2, 2011, (ii) the Consolidated Statements of Operations for the three-month periods ended July 2, 2011 and July 3, 2010, (iii) the Consolidated Statements of Cash Flows for the three months ended July 2, 2011 and July 3, 2010 and (iv) the Notes to Consolidated Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLO RALPH LAUREN CORPORATION

By:	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2011