Form 10-Q
period 2011-10-01
RALPH LAUREN CORP
filed 2011-11-09
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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

Polo Ralph Lauren Corporation
(Former name, if changed since last report)

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

At November 4, 2011, 61,298,249 shares of the registrant’s Class A common stock, $.01 par value, and 30,831,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 5.	Other Information	53
Item 6.	Exhibits	54
Signatures		55
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 1,	April 2,
	2011	2011
	(millions)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$407.7	$453.0
Short-term investments	477.9	593.9
Accounts receivable, net of allowances of $248.2 million and $230.9 million	633.5	442.8
Inventories	988.4	702.1
Income tax receivable	5.9	57.8
Deferred tax assets	103.6	92.1
Prepaid expenses and other	156.9	136.3

Total current assets	2,773.9	2,478.0
Non-current investments	93.8	83.6
Property and equipment, net	833.5	788.8
Deferred tax assets	75.5	76.7
Goodwill	1,024.5	1,016.3
Intangible assets, net	378.6	387.7
Other assets	148.6	150.0

Total assets	$5,328.4	$4,981.1

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$100.0	$—
Accounts payable	190.0	141.3
Income tax payable	123.1	8.9
Accrued expenses and other	709.3	681.8

Total current liabilities	1,122.4	832.0
Long-term debt	273.7	291.9
Non-current liability for unrecognized tax benefits	160.2	156.4
Other non-current liabilities	388.2	396.1

Commitments and contingencies (Note 13)
Total liabilities	1,944.5	1,676.4

Equity:
Class A common stock, par value $.01 per share; 90.5 million and 89.5 million shares issued; 61.3 million and 63.7 million shares outstanding	0.9	0.9
Class B common stock, par value $.01 per share; 30.8 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	1,529.4	1,444.7
Retained earnings	3,816.0	3,435.3
Treasury stock, Class A, at cost (29.2 million and 25.8 million shares)	(2,210.1)	(1,792.3)
Accumulated other comprehensive income	247.4	215.8

Total equity	3,383.9	3,304.7

Total liabilities and equity	$5,328.4	$4,981.1

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions, except per share data)
	(unaudited)

Net sales	$1,856.8	$1,485.6	$3,343.3	$2,601.1
Licensing revenue	47.8	46.5	87.7	84.3

Net revenues	1,904.6	1,532.1	3,431.0	2,685.4
Cost of goods sold(a)	(826.0)	(644.2)	(1,390.9)	(1,085.3)

Gross profit	1,078.6	887.9	2,040.1	1,600.1

Other costs and expenses:
Selling, general and administrative expenses(a)	(720.3)	(574.3)	(1,392.6)	(1,106.3)
Amortization of intangible assets	(7.5)	(6.2)	(14.6)	(12.2)

Total other costs and expenses	(727.8)	(580.5)	(1,407.2)	(1,118.5)

Operating income	350.8	307.4	632.9	481.6
Foreign currency gains (losses)	1.8	2.2	(2.0)	1.4
Interest expense	(6.4)	(4.4)	(12.5)	(8.9)
Interest and other income, net	2.4	1.6	6.6	3.4
Equity in income (loss) of equity-method investees	(1.1)	(0.8)	(3.0)	(2.0)

Income before provision for income taxes	347.5	306.0	622.0	475.5
Provision for income taxes	(114.0)	(100.8)	(204.4)	(149.5)

Net income attributable to RLC	$233.5	$205.2	$417.6	$326.0

Net income per common share attributable to RLC:
Basic	$2.53	$2.15	$4.49	$3.38

Diluted	$2.46	$2.09	$4.35	$3.30

Weighted average common shares outstanding:
Basic	92.2	95.5	93.1	96.4

Diluted	94.9	98.0	95.9	98.9

Dividends declared per share	$0.20	$0.10	$0.40	$0.20

(a) Includes total depreciation expense of:	$(48.5)	$(40.2)	$(96.8)	$(80.2)

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 1,	October 2,
	2011	2010
	(millions)
	(unaudited)

Cash flows from operating activities:
Net income	$417.6	$326.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	111.4	92.4
Deferred income tax benefit	(13.7)	(22.1)
Equity in losses of equity-method investees, net of dividends received	3.0	2.0
Non-cash stock-based compensation expense	34.0	30.8
Excess tax benefits from stock-based compensation arrangements	(21.2)	(7.0)
Other non-cash charges (benefits), net	0.6	(3.7)
Changes in operating assets and liabilities:
Accounts receivable	(195.8)	(138.1)
Inventories	(284.4)	(219.2)
Accounts payable and accrued liabilities	32.7	113.4
Income tax receivables and payables	184.9	23.8
Deferred income	(8.6)	(11.6)
Other balance sheet changes	23.0	37.3

Net cash provided by operating activities	283.5	224.0

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(7.9)	(21.4)
Purchases of investments	(792.9)	(567.7)
Proceeds from sales and maturities of investments	880.3	667.7
Capital expenditures	(92.4)	(93.8)
Change in restricted cash deposits	0.3	(3.2)

Net cash used in investing activities	(12.6)	(18.4)

Cash flows from financing activities:
Proceeds from credit facilities	107.7	—
Repayments of borrowings on credit facilities	(7.7)	—
Payments of capital lease obligations	(4.2)	(3.9)
Payments of dividends	(37.4)	(19.4)
Repurchases of common stock, including shares surrendered for tax withholdings	(417.8)	(347.7)
Proceeds from exercise of stock options	29.5	21.9
Excess tax benefits from stock-based compensation arrangements	21.2	7.0
Payment on interest rate swap termination	(7.6)	—
Other financing activities	0.2	(0.5)

Net cash used in financing activities	(316.1)	(342.6)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	9.8

Net decrease in cash and cash equivalents	(45.3)	(127.2)
Cash and cash equivalents at beginning of period	453.0	563.1

Cash and cash equivalents at end of period	$407.7	$435.9

See accompanying notes.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business

Ralph Lauren Corporation (“RLC”) is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories, fragrances and home furnishings. RLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. RLC’s brand names include Polo Ralph Lauren, Purple Label, Ralph Lauren Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX, Ralph Lauren Denim & Supply, Rugby Ralph Lauren, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others. RLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the U.S., Canada, Europe, Asia and South America. The Company also sells directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia; and through its retail e-commerce channel, which includes domestic sites located at www.RalphLauren.com and www.Rugby.com and its United Kingdom site located at www.RalphLauren.co.uk. In September 2011, the Company expanded its e-commerce presence by launching a new retail e-commerce site in France located at www.RalphLauren.fr, which also ships products to Belgium, Luxembourg and the Netherlands. The Company also licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

On August 11, 2011, at the Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name from Polo Ralph Lauren Corporation to Ralph Lauren Corporation. The Company’s name change became effective on August 15, 2011.

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

The consolidated balance sheet data as of April 2, 2011 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended April 2, 2011 (the “Fiscal 2011 10-K”), which should be read in conjunction with these interim unaudited consolidated financial statements. Reference is made to the Fiscal 2011 10-K for a complete set of financial statements.

Basis of Consolidation

The unaudited interim consolidated financial statements present the financial position, results of operations and cash flows of the Company, including all entities in which the Company has a controlling financial interest and

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2012 will end on March 31, 2012 and will be a 52-week period (“Fiscal 2012”). Fiscal year 2011 ended on April 2, 2011 and also reflected a 52-week period (“Fiscal 2011”). Accordingly, the second quarter of Fiscal 2012 ended on October 1, 2011 and was a 13-week period. The second quarter of Fiscal 2011 ended on October 2, 2010 and also was a 13-week period.

Prior to the first quarter of Fiscal 2012, the financial position and operating results of the Company’s Japanese subsidiary, Ralph Lauren Corporation Japan (formerly Polo Ralph Lauren Kabushiki Kaisha) were reported on a one-month lag. During the first quarter of Fiscal 2012, the Company’s Japanese subsidiary changed its fiscal year to conform to the Company’s fiscal-year basis. The previously existing reporting lag was eliminated as the lag was no longer required to achieve a timely consolidation due to the Company’s investments in technology to enhance its financial statement close process. The Company believes this change is preferable as it resulted in contemporaneous reporting of the subsidiary’s operating results. The Company has not retrospectively applied this change in accounting principle as the effect was not material to its previously reported annual and interim consolidated financial statements. The cumulative effect of this change was reflected within “Interest and other income, net” in the Company’s consolidated statement of operations, and increased the Company’s pretax income and net income by $1.0 million and $0.6 million, respectively, for the six months ended October 1, 2011.

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

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales generated in its second and fourth quarters and higher retail sales generated in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and six-month periods ended October 1, 2011 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2012.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable and collectability is reasonably assured.

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

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations. Shipping costs were $10.1 million and $18.3 million during the three-month and six-month periods ended October 1, 2011, respectively, and $7.8 million and $14.0 million during the three-month and six-month periods ended October 2, 2010, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing and order charges (“handling costs”) are also included in SG&A expenses. Handling costs were $35.0 million and $65.5 million during the three-month and six-month periods ended October 1, 2011, respectively, and $26.2 million and $49.0 million during the three-month and six-month periods ended October 2, 2010, respectively. Shipping and handling costs billed to customers are included in revenue.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions)

Basic	92.2	95.5	93.1	96.4
Dilutive effect of stock options, restricted stock and restricted stock units	2.7	2.5	2.8	2.5

Diluted shares	94.9	98.0	95.9	98.9

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of October 1, 2011 and October 2, 2010, there was an aggregate of approximately 0.7 million and 1.7 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

A reserve for sales returns is determined based on an evaluation of current market conditions, historical returns experience and, in certain cases, contractual terms. Charges to increase the reserve are treated as reductions of revenue.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity in the Company’s aggregate reserve for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions)

Beginning reserve balance	$197.1	$162.1	$213.2	$186.0
Amount charged against revenue to increase reserve	169.1	135.1	282.1	228.6
Amount credited against customer accounts to decrease reserve	(129.9)	(101.6)	(261.7)	(213.3)
Foreign currency translation	(5.3)	6.5	(2.6)	0.8

Ending reserve balance	$231.0	$202.1	$231.0	$202.1

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions, among other factors.

A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions)

Beginning reserve balance	$17.7	$19.8	$17.7	$20.1
Amount recorded to expense to increase reserve(a)	0.6	0.5	0.9	1.3
Amount written off against customer accounts to decrease reserve	(0.5)	(1.1)	(1.1)	(1.3)
Foreign currency translation	(0.6)	0.9	(0.3)	—

Ending reserve balance	$17.2	$20.1	$17.2	$20.1

(a)	Amounts charged to bad debt expense are included within SG&A expenses in the unaudited interim consolidated statements of operations.

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Canada, Europe, South America and Asia, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In the Company’s wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has four key wholesale customers that generate significant sales volume. For Fiscal 2011, these customers in the aggregate contributed approximately 40% of all wholesale revenues. Further, as of October 1, 2011, the Company’s four key wholesale customers represented approximately 30% of gross accounts receivable.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill Impairment Testing

In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance for goodwill impairment testing as Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies goodwill impairment testing by providing entities with the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of such assessment may be used as a basis for determining whether it is necessary to perform the two-step quantitative impairment test currently required under Accounting Standards Codification (“ASC”) topic 350, “Intangible — Goodwill and Other.” ASU 2011-08 is effective for annual and interim goodwill impairment tests beginning in Fiscal 2013. The application of ASU 2011-08 is not expected to have an impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued revised guidance on the presentation of comprehensive income as ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, items that are reclassified from AOCI to net income must be presented on the face of the financial statements. ASU 2011-05 requires retrospective application, and is effective for the Company as of the beginning of fiscal year 2013. The application of ASU 2011-05 is not expected to have a significant impact on the Company’s consolidated financial statements, but will result in a change in the presentation of the Company’s consolidated statements of operations and equity.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

In May 2011, the FASB issued new guidance to improve and align fair value measurement and disclosure requirements as ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends and clarifies certain existing fair value measurements guidance, including limiting the “highest and best use” concept to nonfinancial assets, permitting certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis and providing guidance on the use of premiums and discounts. ASU 2011-04 also expands the disclosure requirements for Level 3 fair value measurements, including for transfers between Levels 1 and 3 and Levels 2 and 3 of the fair value hierarchy and in instances where the use of a nonfinancial asset differs from its “highest and best use.” In addition, ASU 2011-04 requires disclosure of the fair value hierarchy level for financial instruments not measured at fair value but for which disclosure of fair value is required. ASU 2011-04 requires prospective application, and is effective for the Company beginning in the fourth quarter of Fiscal 2012. The application of ASU 2011-04 is expected to expand the Company’s quarterly and annual disclosures, but will not have an impact on its consolidated financial statements.

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

South Korea Licensed Operations Acquisition

On January 1, 2011, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in South Korea (the “Ralph Lauren South Korea business”) from a licensed to a wholly owned operation, the Company acquired certain net assets (including inventory) and employees from Doosan Corporation (“Doosan”) in exchange for an initial payment of approximately $25 million plus an additional aggregate payment of approximately $22 million (the “South Korea Licensed Operations Acquisition”). Doosan was the Company’s licensee for the Ralph Lauren South Korea business. The Company funded the South Korea Licensed Operations Acquisition with available cash on-hand. In conjunction with the South Korea Licensed Operations Acquisition, the Company also entered into a transition services agreement with Doosan for the provision of certain financial and information systems services for a period of up to twelve months commencing on January 1, 2011.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The operating results for the Ralph Lauren South Korea business have been consolidated in the Company’s operating results commencing on January 1, 2011.

6.	Inventories

Inventories consist of the following:

	October 1,	April 2,	October 2,
	2011	2011	2010
	(millions)

Raw materials	$6.1	$7.5	$3.8
Work-in-process	1.1	1.8	0.5
Finished goods	981.2	692.8	728.2

Total inventories	$988.4	$702.1	$732.5

7.	Property and Equipment

Property and equipment, net, consist of the following:

	October 1,	April 2,
	2011	2011
	(millions)

Land and improvements	$9.9	$9.9
Buildings and improvements	118.4	115.3
Furniture and fixtures	551.0	490.9
Machinery and equipment	152.3	144.4
Capitalized software	185.4	165.4
Leasehold improvements	876.5	826.3
Construction in progress	46.1	58.1

	1,939.6	1,810.3
Less: accumulated depreciation	(1,106.1)	(1,021.5)

Property and equipment, net	$833.5	$788.8

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 1,	April 2,
	2011	2011
	(millions)

Accrued operating expenses	$186.1	$167.0
Accrued payroll and benefits	160.2	209.3
Accrued inventory	154.6	132.0
Accrued capital expenditures	60.3	8.6
Deferred income	51.8	46.8
Other taxes payable	56.2	66.2
Other accrued expenses and current liabilities	40.1	51.9

Total accrued expenses and other current liabilities	$709.3	$681.8

9.	Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and six-month periods ended October 1, 2011 and October 2, 2010 is presented below:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions)

Unrecognized tax benefits beginning balance	$127.0	$111.5	$125.0	$96.2
Additions related to current period tax positions	0.9	1.3	1.9	2.1
Additions related to prior period tax positions	0.1	2.5	0.2	27.3
Reductions related to prior period tax positions	(0.3)	(0.1)	(0.7)	(8.2)
Additions (reductions) related to foreign currency translation	(2.9)	3.5	(1.6)	1.3

Unrecognized tax benefits ending balance	$124.8	$118.7	$124.8	$118.7

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and six-month periods ended October 1, 2011 and October 2, 2010 is presented below:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions)

Accrued interest and penalties beginning balance	$33.8	$30.2	$31.4	$29.8
Net additions charged to expense	2.1	1.7	4.1	4.7
Reductions related to prior period tax positions	—	—	—	(2.1)
Additions (reductions) related to foreign currency translation	(0.5)	0.7	(0.1)	0.2

Accrued interest and penalties ending balance	$35.4	$32.6	$35.4	$32.6

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits, including interest and penalties, was $160.2 million as of October 1, 2011 and $156.4 million as of April 2, 2011 and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $113.5 million as of October 1, 2011.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, the Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2004.

10.	Debt

Euro Debt

As of October 1, 2011, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of October 1, 2011, the carrying value of the Euro Debt was $273.7 million, compared to $291.9 million as of April 2, 2011.

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

In August 2011, the Company borrowed $100.0 million under the Global Credit Facility to be used for general corporate purposes. These borrowings have been classified as short-term debt in the Company’s unaudited consolidated balance sheet as of October 1, 2011. The Company was also contingently liable for $15.4 million of outstanding letters of credit, and the remaining availability under the Global Credit Facility was $384.6 million as of October 1, 2011.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to the end of the second quarter of Fiscal 2012, in November 2011, the Company repaid the $100.0 million in borrowings outstanding under the Global Credit Facility.

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of October 1, 2011, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.

Chinese Credit Facility

The Company also has an uncommitted credit facility in China that provides for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million as of October 1, 2011) through February 9, 2012 (the “Chinese Credit Facility”). The Chinese Credit Facility is used to fund general working capital needs of the Company’s operations in China. The borrowing availability under the Chinese Credit Facility is at the sole discretion of JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by RLC and bear interest at either (i) at least 90% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. The Chinese Credit Facility does not contain any financial covenants.

During the second quarter of Fiscal 2012, the Company repaid its previously outstanding borrowings under the Chinese Credit Facility, and there were no borrowings outstanding as of October 1, 2011.

Refer to Note 14 of the Fiscal 2011 10-K for detailed disclosure of the terms and conditions of the Company’s debt and credit facilities.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	October 1, 2011	April 2, 2011
	(millions)

Financial assets carried at fair value:
Government and municipal bonds(a)	$90.7	$100.4
Corporate bonds(a)	82.3	—
Variable rate municipal securities(a)	7.4	14.5
Auction rate securities(b)	2.4	2.3
Other securities(a)	0.4	0.5
Derivative financial instruments(b)	32.5	2.0

Total	$215.7	$119.7

Financial liabilities carried at fair value:
Derivative financial instruments(b)	$6.0	$17.8

Total	$6.0	$17.8

(a)	Based on Level 1 measurements.

(b)	Based on Level 2 measurements.

Certain of the Company’s municipal bonds, and all of the Company’s government bonds, corporate bonds and variable rate municipal securities are classified as available-for-sale securities and recorded at fair value in the Company’s consolidated balance sheets based upon quoted market prices in active markets.

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

Derivative financial instruments are recorded at fair value in the Company’s consolidated balance sheets and valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are considered in the valuation of derivative financial instruments.

Cash and cash equivalents, restricted cash, investments classified as held-to-maturity and accounts receivable are recorded at carrying value, which approximates fair value. The Company’s short-term debt, Euro Debt (adjusted for foreign currency fluctuations and the loss on the termination of the Company’s preexisting interest rate swap, as discussed in Note 12) and investments in equity method investees are also reported at carrying value. However, other than differences in the fair value of the Company’s Euro debt, the differences between fair value and carrying value were not significant as of October 1, 2011 or April 2, 2011.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of October 1, 2011 and April 2, 2011:

	Notional Amounts		Derivative Assets				Derivative Liabilities
			Balance		Balance		Balance			Balance
			Sheet	Fair	Sheet	Fair	Sheet	Fair		Sheet	Fair
			Line(b)	Value	Line(b)	Value	Line(b)	Value		Line(b)	Value
Derivative Instrument(a)	October 1, 2011	April 2, 2011	October 1, 2011		April 2, 2011		October 1, 2011			April 2, 2011
	(millions)

Designated Hedges:
FC — Inventory purchases	$583.5	$342.4	(c)	$26.2	PP	$1.1	AE	$(2.8)		AE	$(9.4)
FC — I/C royalty payments	130.8	46.8	PP	3.7	—	—	(d)	(1.6)		AE	(3.6)
FC — Interest payments	13.4	9.3	—	—	PP	0.4	AE	(0.8)		—	—
FC — Other	33.9	29.6	PP	0.6	PP	0.5	AE	(0.6)		AE	(0.1)
IRS — Euro Debt	—	295.5	—	—	—	—	—	—		ONCL	(3.3)
NI — Euro Debt	273.7	291.9	—	—	—	—	LTD	(292.9	)(e)	LTD	(305.0	)(e)

Total Designated Hedges	$1,035.3	$1,015.5		$30.5		$2.0		$(298.7)			$(321.4)

Undesignated Hedges:
FC — Other	$54.9	$40.0	(f)	$2.0	—	$—	AE	$(0.2)		(g)	$(1.4)

Total Hedges	$1,090.2	$1,055.5		$32.5		$2.0		$(298.9)			$(322.8)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; IRS = Interest Rate Swap; NI = Net Investment Hedge; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$14.4 million included within PP and $11.8 million included within OA.

(d)	$1.5 million included within AE and $0.1 million included within ONCL.

(e)	The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $273.7 million as of October 1, 2011 and $291.9 million as of April 2, 2011.

(f)	$0.3 million included within PP and $1.7 million included within OA.

(g)	$0.4 million included within AE and $1.0 million included within ONCL.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its unaudited consolidated financial statements for the three-month and six-month periods ended October 1, 2011 and October 2, 2010:

	Gains (Losses) Recognized in OCI(b)
	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
Derivative Instrument(a)	2011	2010	2011	2010
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$32.5	$(14.5)	$23.8	$(1.8)
FC — I/C royalty payments	3.2	(5.6)	4.1	(7.5)
FC — Interest payments	—	0.8	(0.4)	—
FC — Other	(0.6)	0.5	(1.0)	0.6

	$35.1	$(18.8)	$26.5	$(8.7)

Designated Hedge of Net Investment:
Euro Debt	$23.7	$(23.1)	$15.4	$(2.7)

Total Designated Hedges	$58.8	$(41.9)	$41.9	$(11.4)

	Gains (Losses) Reclassified from AOCI(b) to Earnings
	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,	Location of Gains (Losses)
Derivative Instrument(a)	2011	2010	2011	2010	Reclassified from AOCI(b) to Earnings
	(millions)

Designated Cash Flow Hedges:
FC — Inventory purchases	$(2.3)	$5.8	$0.9	$6.1	Cost of goods sold
FC — I/C royalty payments	(1.0)	(1.8)	(3.5)	(1.2)	Foreign currency gains (losses)
FC — Interest payments	(1.0)	0.3	(0.4)	0.3	Foreign currency gains (losses)
FC — Other	0.6	0.3	0.9	0.1	(c)

Total Designated Hedges	$(3.7)	$4.6	$(2.1)	$5.3

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,	Location of Gains (Losses)
Derivative Instrument(a)	2011	2010	2011	2010	Recognized in Earnings
	(millions)

Undesignated Hedges:
FC — Other	$2.7	$0.3	$2.6	$1.3	Foreign currency gains (losses)

Total Undesignated Hedges	$2.7	$0.3	$2.6	$1.3

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	AOCI, including the respective fiscal period’s OCI, is classified as a component of total equity.

(c)	Principally recorded within foreign currency gains (losses).

Over the next twelve months, it is expected that approximately $13 million of net gains deferred in AOCI related to derivative financial instruments outstanding as of October 1, 2011 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest Rate Risk Management

Interest Rate Swap Contracts

During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate its exposure to changes in the fair value of its Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate. On April 11, 2011, the interest rate swap agreement was terminated by the Company at a loss of $7.6 million. This loss has been recorded as an adjustment to the carrying value of the Company’s Euro Debt and will be recognized within interest expense over the remaining term of the debt, through October 4, 2013. During the three-month and six-month periods ended October 1, 2011, $0.7 million and $1.5 million of this loss, respectively, was recognized as interest expense within the Company’s unaudited consolidated statements of operations.

See Note 3 for further discussion of the Company’s accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of October 1, 2011 and April 2, 2011:

	October 1, 2011			April 2, 2011
	Short-term	Non-current		Short-term	Non-current
Type of Investment	< 1 year	1 - 3 years	Total	< 1 year	1 - 3 years	Total
	(millions)

Held-to-Maturity:
Municipal bonds	$15.0	$1.5	$16.5	$90.8	$12.7	$103.5

Total held-to-maturity investments	$15.0	$1.5	$16.5	$90.8	$12.7	$103.5

Available-for-Sale:
Government and municipal bonds	$37.3	$53.4	$90.7	$32.3	$68.1	$100.4
Corporate bonds	46.2	36.1	82.3	—	—	—
Variable rate municipal securities	7.4	—	7.4	14.5	—	14.5
Auction rate securities	—	2.4	2.4	—	2.3	2.3
Other securities	—	0.4	0.4	—	0.5	0.5

Total available-for-sale investments	$90.9	$92.3	$183.2	$46.8	$70.9	$117.7

Other:
Time deposits and other	$372.0	$—	$372.0	$456.3	$—	$456.3

Total Investments	$477.9	$93.8	$571.7	$593.9	$83.6	$677.5

No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal periods presented.

See Note 3 to the Company’s Fiscal 2011 10-K for further discussion of the Company’s accounting policies relating to its investments.

13.	Commitments and Contingencies

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), the Company’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Ralph Lauren, its Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted the Company’s motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, the Company moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the court granted Ralph Lauren’s summary judgment motion to dismiss most of the claims against the Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower court’s ruling.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	Equity

Summary of Changes in Equity

	Six Months Ended
	October 1,	October 2,
	2011	2010
	(millions)

Balance at beginning of period	$3,304.7	$3,116.6
Comprehensive income:
Net income attributable to RLC	417.6	326.0
Foreign currency translation adjustments	(2.7)	45.5
Net realized and unrealized gains (losses) on derivatives	34.8	(8.0)
Net unrealized gains (losses) on available-for-sale investments	(0.1)	—
Net unrealized gains (losses) on defined benefit plans	(0.4)	—

Total comprehensive income	449.2	363.5

Cash dividends declared	(36.9)	(19.1)
Repurchases of common stock	(417.8)	(347.7)
Shares issued and equity grants made pursuant to stock-based compensation plans	84.7	59.2

Balance at end of period	$3,383.9	$3,172.5

Common Stock Repurchase Program

On May 24, 2011, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows it to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the six months ended October 1, 2011, 3.2 million shares of Class A common stock were repurchased by the Company at a cost of $393.5 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was approximately $579 million as of October 1, 2011. In addition, 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”) and 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”).

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the six months ended October 2, 2010, 4.0 million shares of Class A common stock were repurchased by the Company at a cost of $331.0 million under its repurchase program, including a repurchase of 1.0 million shares of Class A common stock from its principal stockholder, Mr. Ralph Lauren, at a cost of $81.0 million in connection with the Company’s secondary public offerings of 10 million shares of Class A common stock on behalf of Mr. Lauren on June 14, 2010. In addition, 0.2 million shares of Class A common stock at a cost of $16.7 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On February 8, 2011, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.10 per share to $0.20 per share. The second quarter Fiscal 2012 dividend of $0.20 per share was declared on September 19, 2011, was payable to stockholders of record at the close of business on September 30, 2011, and was paid on October 14, 2011. Dividends paid amounted to $37.4 million during the six months ended October 1, 2011 and $19.4 million during the six months ended October 2, 2010.

15.	Stock-based Compensation

Long-term Stock Incentive Plans

On August 5, 2010, the Company’s stockholders approved the 2010 Incentive Plan, which replaced the Company’s 1997 Incentive Plan. The 2010 Incentive Plan provides for up to 3.0 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 1997 Incentive Plan as of August 5, 2010 that are not subject to outstanding awards under the 1997 Incentive Plan. In addition, any outstanding awards under the 1997 Incentive Plan that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will be transferred to the 2010 Incentive Plan and be available for issuance. Any new grants are being issued under the 2010 Incentive Plan. However, awards that were outstanding as of August 5, 2010 continue to remain subject to the terms of the 1997 Incentive Plan.

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

Impact on Results

A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions)

Compensation expense	$16.1	$15.3	$34.0	$30.8

Income tax benefit	$(5.5)	$(5.5)	$(11.9)	$(11.3)

The Company issues its annual grant of stock-based compensation awards in the second quarter of its fiscal year. Due to the timing of the annual grant, stock-based compensation cost recognized during the three-month and six-month periods ended October 1, 2011 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2012.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the six months ended October 1, 2011 and October 2, 2010 were as follows:

	Six Months Ended
	October 1,	October 2,
	2011	2010

Expected term (years)	4.7	4.6
Expected volatility	44.7%	44.2%
Expected dividend yield	0.73%	0.51%
Risk-free interest rate	1.3%	1.6%
Weighted-average option grant date fair value	$49.06	$27.86

A summary of the stock option activity under all plans during the six months ended October 1, 2011 is as follows:

Number of
Shares
(thousands)

Options outstanding at April 2, 2011	3,804
Granted	539
Exercised	(514)
Cancelled/Forfeited	(74)

Options outstanding at October 1, 2011	3,755

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, as well as certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The Company’s weighted average grant date fair values of performance-based RSUs granted during the six months ended October 1, 2011 and October 2, 2010 were $124.62 and $74.34, respectively. The Company did not grant any restricted stock or service-based RSUs during the six months ended October 1, 2011 or October 2, 2010.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals in the initial year of the three-year vesting period.

A summary of the restricted stock and RSU activity during the six months ended October 1, 2011 is as follows:

		Service-	Performance-
	Restricted Stock	based RSUs	based RSUs
	Number of	Number of	Number of
	Shares	Shares	Shares
		(thousands)

Nonvested at April 2, 2011	8	342	1,416
Granted	—	—	461
Vested	—	(120)	(468)
Cancelled	—	—	(44)

Nonvested at October 1, 2011	8	222	1,365

16.	Segment Information

The Company has three reportable segments based on its business activities and organization: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel, accessories, home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned and licensed retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its full-price and factory stores, its concessions-based shop-within-shops, and its e-commerce websites. The stores, concessions-based shop-within-shops and websites sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

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

Net revenues and operating income for each of the Company’s segments are as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions)

Net revenues:
Wholesale	$995.5	$826.8	$1,668.5	$1,349.8
Retail	861.3	658.8	1,674.8	1,251.3
Licensing	47.8	46.5	87.7	84.3

Total net revenues	$1,904.6	$1,532.1	$3,431.0	$2,685.4

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions)

Operating income:
Wholesale	$246.5	$238.0	$397.6	$345.6
Retail	146.0	105.4	319.1	209.1
Licensing	29.7	27.4	54.9	51.1

	422.2	370.8	771.6	605.8
Unallocated corporate expenses	(71.4)	(63.4)	(138.7)	(124.2)

Total operating income	$350.8	$307.4	$632.9	$481.6

Depreciation and amortization expense for each segment is as follows:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions)

Depreciation and amortization:
Wholesale	$16.3	$13.6	$31.8	$26.1
Retail	28.2	21.1	56.5	42.7
Licensing	0.2	0.3	0.6	0.6
Unallocated corporate expenses	11.3	11.4	22.5	23.0

Total depreciation and amortization	$56.0	$46.4	$111.4	$92.4

17.	Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(millions)

Cash paid for interest	$2.2	$1.9	$7.1	$2.8

Cash paid for income taxes	$13.9	$89.0	$25.3	$123.9

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $60.3 million for the six months ended October 1, 2011, largely reflecting amounts capitalized in connection with the launch of our Ralph Lauren Denim & Supply product line, and $20.3 million for the six months ended October 2, 2010.

Significant non-cash financing activities during the six months ended October 2, 2010 included the conversion of 11.3 million shares of Class B common stock into an equal number of shares of Class A common stock by Mr. Ralph Lauren, pursuant to the terms of the security.

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

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, certain risks, uncertainties and other factors may cause results to differ materially from expectations and may also effect our forward-looking statements, including, among other items:

•	the loss of key personnel, including Mr. Ralph Lauren;

•	the impact of global economic conditions, including the ongoing sovereign debt crisis in Europe, on our ability, as well as the ability of our customers, suppliers and vendors to access sources of liquidity;

•	our ability to maintain our credit profile and ratings with the financial community;

•	our ability to secure our facilities and systems and those of our third party service providers from, among other things, cybersecurity breaches, acts of vandalism, computer viruses or similar events;

•	our efforts to improve the efficiency of our distribution system and to continue to enhance our global information technology systems;

•	changes to our anticipated growth strategies;

•	our ability to continue to expand or grow our business internationally;

•	the impact of fluctuations in the U.S. or global economy on consumer purchases of premium lifestyle products that we offer for sale and our ability to forecast consumer demand;

•	our ability to open new retail stores and e-commerce websites, and expand our direct-to-consumer presence;

•	our ability to make certain strategic acquisitions of certain selected licenses held by our licensees and successfully integrate recently acquired businesses, including our recently acquired Asian operations (such as South Korea), and certain of our operations relating to our home products;

•	our intention to introduce new products or enter into or renew alliances and exclusive relationships;

•	changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors and consolidations, liquidations, restructurings and other ownership changes in the retail industry;

•	changes to our anticipated effective tax rates in future years;

•	our exposure to domestic and foreign currency fluctuations and risks associated with raw materials, transportation and labor costs;

•	future expenditures for capital projects;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

•	changes in our relationships with department store customers and licensing partners;

•	our ability to continue to initiate cost cutting efforts and improve profitability;

•	the impact of the downgrade by Standard & Poor’s (“S&P”) on the credit ratings of the United States and the risk of further downgrades by S&P or other credit agencies on the credit rating of the United States;

•	the potential impact on our operations and customers resulting from natural or man-made disasters, such as the recent earthquake, tsunami and infrastructure disasters in Japan;

•	the impact to our business of events that are currently taking place in the Middle East, as well as from any terrorist action, retaliation and the threat of further action or retaliation; and

•	a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of products, tariffs and other trade barriers, to which our international operations are subject and other risks associated with our international operations, such as violations of laws prohibiting improper payments, and the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions and related laws that may reduce the flexibility of our business.

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

On August 11, 2011, at the Annual Meeting of Stockholders of the Company, our stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name from Polo Ralph Lauren Corporation to Ralph Lauren Corporation. The Company’s name change became effective on August 15, 2011. In this Form 10-Q, references to “Ralph Lauren,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Ralph Lauren Corporation and its subsidiaries (“RLC”), unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2012 will end on March 31, 2012 and will be a 52-week period (“Fiscal 2012”). Fiscal year 2011 ended on April 2, 2011 and also reflected a 52-week period (“Fiscal 2011”). The second quarter for Fiscal 2012 ended on October 1, 2011 and was a 13-week period. The second quarter of Fiscal 2011 ended on October 2, 2010 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in our financial position, and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business and a summary of financial performance for the three-month and six-month periods ended October 1, 2011. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and six-month periods ended October 1, 2011 and October 2, 2010.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six-month periods ended October 1, 2011 and October 2, 2010, as well as a discussion of our financial condition and liquidity as of October 1, 2011 as compared to the end of Fiscal 2011. The discussion of our financial condition and liquidity includes (i) a discussion of our financial position compared to the end of Fiscal 2011, (ii) the available financial capacity under our credit facilities, (iii) a summary of our key debt compliance measures, and (iv) any material changes in our financial condition and contractual obligations since the end of Fiscal 2011.

•	Market risk management. This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2011.

•	Critical accounting policies. This section discusses any significant changes in our accounting policies since the end of Fiscal 2011. Significant changes include those considered to be important to our financial condition and results of operations, and which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our audited consolidated financial statements as included in our Fiscal 2011 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our reported financial statements of accounting standards that have been recently issued or proposed.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our Wholesale business (representing approximately 49% of Fiscal 2011 net revenues) consists of wholesale-channel sales made principally to major department stores and specialty stores located throughout the U.S., Canada, Europe, Asia and South America. Our retail business (representing approximately 48% of Fiscal 2011 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia; and through our retail e-commerce channel, which includes our domestic sites located at www.RalphLauren.com and www.Rugby.com and our United Kingdom site located at www.RalphLauren.co.uk. In September 2011, we expanded our e-commerce presence by launching a new retail e-commerce site in France located at www.RalphLauren.fr, which also ships products to Belgium, Luxembourg and the Netherlands. Our licensing business (representing approximately 3% of Fiscal 2011 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 33% of our Fiscal 2011 net revenues were earned in international regions outside of the U.S. and Canada.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, our operating results for the three-month and six-month periods ended October 1, 2011, and cash flows for the six-month period ended October 1, 2011 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2012.

Summary of Financial Performance

Global Economic Developments

The state of the global economy continues to influence the level of consumer spending for discretionary items. This affects our business as it is highly dependent on consumer demand for our products. The current political and economic environments in the U.S. and certain countries in Europe have resulted in significant macroeconomic risks, including high rates of unemployment, high fuel prices and continued global economic uncertainty largely precipitated by the European debt crisis. These risks, combined with expectations of slower global economic growth and increased austerity measures, have adversely affected consumer and business sentiment.

Despite the challenging economic environment, we continued to experience reported revenue growth during the first half of Fiscal 2012. However, beginning in September 2011, our Retail segment began to experience weaker comparable store sales growth, particularly in the U.S. and Europe. If the global macroeconomic environment continues to be weak or worsens, the related constrained level of worldwide consumer spending and modified consumption behavior will likely have a negative effect on the Company’s sales and operating margin growth rates for at least the remainder of the current fiscal year.

In addition, we continue to experience the cost of goods inflation that began during the second half of Fiscal 2011 as a result of rising raw material, transportation and labor costs, as well as labor shortages in certain regions where our products are manufactured. While the impact of such cost of goods inflation on our reported results was mitigated to some extent by targeted pricing actions and a more favorable channel mix during the second quarter of Fiscal 2012, these sourcing pressures are expected to continue to have a significant negative effect on the cost of most of our products and the related gross profit percentages for the remainder of Fiscal 2012.

We continue to monitor these risks and evaluate our operating strategies in order to adjust to changes in economic conditions, including increases in global labor rates and commodity pricing.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2011 10-K.

Operating Results

Three Months Ended October 1, 2011 Compared to Three Months Ended October 2, 2010

During the second quarter of Fiscal 2012, we reported revenues of $1.905 billion, net income attributable to RLC of $233.5 million and net income per diluted share attributable to RLC of $2.46. This compares to revenues of $1.532 billion, net income attributable to RLC of $205.2 million and net income per diluted share attributable to RLC of $2.09 during the second quarter of Fiscal 2011.

Our operating performance for the three months ended October 1, 2011 was driven by 24.3% revenue growth, primarily due to increased comparable global retail store sales and the inclusion of revenues from our South Korea business acquired on January 1, 2011 (see “Recent Developments” for further discussion), as well as higher revenues from our global wholesale businesses. Our gross margin percentage declined by 140 basis points to 56.6% during the second quarter of Fiscal 2012, primarily due to substantial sourcing cost pressures experienced across our global businesses, particularly in our Wholesale segment. The decrease in gross margin percentage was partially offset by a more favorable channel and geographic mix driven by our retail businesses in Asia, including our recently acquired business in South Korea. Selling, general and administrative (“SG&A”) expenses increased largely due to higher compensation-related costs and additional expenses to support our growth in sales, as well as our new business initiatives and recent acquisitions.

Net income attributable to RLC increased during the second quarter of Fiscal 2012 as compared to the second quarter of Fiscal 2011, primarily due to a $43.4 million increase in operating income, partially offset by a $13.2 million increase in the provision for income taxes. The increase in the provision for income taxes was primarily driven by the overall increase in pretax income, slightly offset by a 10 basis point decline in our effective tax rate. Net income per diluted share attributable to RLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding during the second quarter of Fiscal 2012.

Six Months Ended October 1, 2011 Compared to Six Months Ended October 2, 2010

During the six months ended October 1, 2011, we reported revenues of $3.431 billion, net income attributable to RLC of $417.6 million and net income per diluted share attributable to RLC of $4.35. This compares to revenues of $2.685 billion, net income attributable to RLC of $326.0 million and net income per diluted share attributable to RLC of $3.30 during the six months ended October 2, 2010.

Our operating performance for the six months ended October 1, 2011 was driven by 27.8% revenue growth, primarily due to increased comparable global retail store sales and the inclusion of revenues from our South Korea business acquired on January 1, 2011, as well as higher revenues from our global wholesale businesses. Our gross margin percentage declined slightly by 10 basis points to 59.5% during the six months ended October 1, 2011, primarily due to lower global Wholesale margins reflecting sourcing cost pressures. The decrease in gross margin percentage was mostly offset by a more favorable channel and geographic mix, as well as stronger full-price sell-throughs driven by our retail businesses in Asia. SG&A expenses increased largely due to higher compensation-related costs and additional expenses to support our growth in sales, as well as our new business initiatives and recent acquisitions.

Net income attributable to RLC increased during the six months ended October 1, 2011 as compared to the six months ended October 2, 2010, primarily due to a $151.3 million increase in operating income, partially offset by a $54.9 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income, along with a 150 basis point increase in our effective tax rate. Net income per diluted share attributable to RLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding during the six months ended October 1, 2011.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the second quarter of Fiscal 2012 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $605.7 million, compared to $838.6 million as of the end of Fiscal 2011. The decrease in our net cash and investments position was primarily due to our treasury stock repurchases and capital expenditures, partially offset by our operating cash flows during the six months ended October 1, 2011. Our equity increased to $3.384 billion as of October 1, 2011 compared to $3.305 billion as of April 2, 2011, primarily due to our net income and equity issuances pursuant to stock-based compensation arrangements, partially offset by our share repurchase activity during the six months ended October 1, 2011.

We generated $283.5 million of cash from operations during the six months ended October 1, 2011, compared to $224.0 million during the six months ended October 2, 2010. The increase in operating cash flows primarily relates to the increase in net income before non-cash expenses during the six months ended October 1, 2011, partially offset by changes in working capital. We also borrowed $100 million in cash under our Global Credit Facility (as defined in Note 10 to our unaudited interim consolidated financial statements) during the six months ended October 1, 2011. We used some of our cash availability to support our common stock repurchase program and to reinvest in our business through capital spending. In particular, we used $417.8 million to repurchase 3.4 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $92.4 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops, and investments in our facilities and technological infrastructure.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operating results for the three-month and six-month periods ended October 1, 2011 and October 2, 2010 has been affected by the South Korea Licensed Operations Acquisition (as defined and discussed under “Recent Developments”) that occurred on January 1, 2011.

The following discussion highlights, as necessary, the significant changes in operating results arising from the above acquisition. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Greater China Restructuring Plan

In May 2011, we initiated a restructuring plan to reposition and upgrade our existing distribution network in the Greater China region, which is comprised of mainland China, Macau, Hong Kong, Taiwan, Malaysia and Singapore. This plan includes a reduction in workforce and the closure of certain retail stores and concession shops that do not support the new merchandising strategy. Actions related to the restructuring plan continue to be refined, particularly related to the determination of locations to be exited, and are anticipated to result in pretax charges of approximately $5 million, primarily in the fourth quarter of Fiscal 2012.

South Korea Licensed Operations Acquisition

On January 1, 2011, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in South Korea (the “Ralph Lauren South Korea Business”) from a licensed to a wholly owned operation, we acquired certain net assets (including inventory) and employees from Doosan Corporation (“Doosan”) in exchange for an initial payment of approximately $25 million plus an additional aggregate payment of approximately $22 million (the “South Korea Licensed Operations Acquisition”). Doosan was our licensee for the Ralph Lauren South Korea business. We funded the South Korea Licensed Operations Acquisition with available cash on-hand. In conjunction with the South Korea Licensed Operations Acquisition, we also entered into a transition services agreement with Doosan for the provision of certain financial and information systems services for a period of up to twelve months commencing on January 1, 2011.

RESULTS OF OPERATIONS

Three Months Ended October 1, 2011 Compared to Three Months Ended October 2, 2010

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	October 1,	October 2,	$	%
	2011	2010	Change	Change
	(millions, except per share data)

Net revenues	$1,904.6	$1,532.1	$372.5	24.3%
Cost of goods sold(a)	(826.0)	(644.2)	(181.8)	28.2%

Gross profit	1,078.6	887.9	190.7	21.5%
Gross profit as % of net revenues	56.6%	58.0%
Selling, general and administrative expenses(a)	(720.3)	(574.3)	(146.0)	25.4%
SG&A expenses as % of net revenues	37.8%	37.5%
Amortization of intangible assets	(7.5)	(6.2)	(1.3)	21.0%

Operating income	350.8	307.4	43.4	14.1%
Operating income as % of net revenues	18.4%	20.1%
Foreign currency gains (losses)	1.8	2.2	(0.4)	(18.2)%
Interest expense	(6.4)	(4.4)	(2.0)	45.5%
Interest and other income, net	2.4	1.6	0.8	50.0%
Equity in income (loss) of equity-method investees	(1.1)	(0.8)	(0.3)	37.5%

Income before provision for income taxes	347.5	306.0	41.5	13.6%
Provision for income taxes	(114.0)	(100.8)	(13.2)	13.1%

Effective tax rate(b)	32.8%	32.9%
Net income attributable to RLC	$233.5	$205.2	$28.3	13.8%

Net income per common share attributable to RLC:
Basic	$2.53	$2.15	$0.38	17.7%

Diluted	$2.46	$2.09	$0.37	17.7%

(a)	Includes total depreciation expense of $48.5 million and $40.2 million for the three-month periods ended October 1, 2011 and October 2, 2010, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.  Net revenues increased by $372.5 million, or 24.3%, to $1.905 billion in the second quarter of Fiscal 2012 from $1.532 billion in the second quarter of Fiscal 2011. The increase was primarily due to higher revenues from our global retail and wholesale businesses, which included favorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by $322.2 million, or 21.0%.

Net revenues for our three business segments are provided below:

	Three Months Ended
	October 1,	October 2,	$	%
	2011	2010	Change	Change
	(millions)

Net Revenues:
Wholesale	$995.5	$826.8	$168.7	20.4%
Retail	861.3	658.8	202.5	30.7%
Licensing	47.8	46.5	1.3	2.8%

Total net revenues	$1,904.6	$1,532.1	$372.5	24.3%

Wholesale net revenues — The net increase primarily reflects:

•	a $112 million net increase in our domestic businesses primarily due to increased menswear revenues, including sales from our newly launched Ralph Lauren Denim & Supply product line, as well as higher childrenswear revenues. The increase also reflected incremental home product revenues related to the assumption of control over the distribution of our previously licensed bedding and bath business as of May 1, 2011;

•	a $47 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear and womenswear product lines, as well as increased revenues from our accessories product lines (including footwear) reflecting new product offerings and an increased presence at department stores;

•	a $26 million net increase in revenues due to favorable foreign currency effects primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the second quarter of Fiscal 2012; and

•	a $2 million net increase in our businesses in the Greater China and Southeast Asia region, which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand, on a constant currency basis.

These increases were partially offset by:

•	a $19 million net decrease related to our Japanese businesses on a constant currency basis, including the effect of a business model shift to the Retail concessions-based channel.

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

The net increase in Retail net revenues primarily reflects:

•	a $129 million aggregate net increase in non-comparable store sales primarily driven by:

➢	an increase of approximately $75 million related to a number of new full-price and factory store openings within the past twelve months, including our flagship store on Madison Avenue in New York, as well as our recently launched retail e-commerce sites in the United Kingdom and France. This increase includes an aggregate favorable foreign currency effect of approximately $9 million primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the second quarter of Fiscal 2012. Excluding those stores and shops assumed in connection with the South Korea Licensed Operations Acquisition, there was a net increase in our average global physical store count of 51 stores and concession shops as compared to the second quarter of Fiscal 2011. Our total physical store count as of October 1, 2011 included 374 freestanding stores and 522 concession shops, including 5 freestanding stores and 175 concession shops in South Korea; and

➢	the inclusion of approximately $54 million of revenues from stores and concession-based shop-within-shops assumed in connection with the South Korea Licensed Operations Acquisition.

•	a $61 million aggregate net increase in comparable physical store sales primarily driven by our global factory stores and growth from our Club Monaco stores. This increase includes an aggregate favorable foreign currency effect of approximately $15 million primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the second quarter of Fiscal 2012. The increase in Retail net revenues was also due to a $13 million increase in RalphLauren.com sales. Comparable store sales are presented below:

Three Months Ended
October 1, 2011

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	5%
Full-price Club Monaco store sales	24%
Factory store sales	14%
RalphLauren.com sales	25%
Total increase in comparable store sales as reported	13%
Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	0%
Full-price Club Monaco store sales	24%
Factory store sales	12%
RalphLauren.com sales	25%
Total increase in comparable store sales excluding the effect of foreign currency	11%

Licensing revenues — The net increase in revenues primarily reflects:

•	a $4 million increase in domestic product licensing royalties principally driven by higher apparel-related royalties, partially offset by lower fragrance-related royalties.

The above increase was partially offset by:

•	a $2 million decrease in international licensing royalties primarily due to the recent South Korea Licensed Operations Acquisition; and

•	a $1 million decrease in home licensing revenues primarily due to the transition of our previously licensed bedding and bath business to directly controlled operations as of May 1, 2011.

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

Gross profit increased by $190.7 million, or 21.5%, to $1.079 billion in the second quarter of Fiscal 2012 from $887.9 million in the second quarter of Fiscal 2011. Gross profit as a percentage of net revenues decreased by 140 basis points to 56.6% in the second quarter of Fiscal 2012 from 58.0% in the second quarter of Fiscal 2011. This decrease was primarily due to substantial sourcing cost pressures experienced across our global businesses, particularly in our Wholesale segment, partially mitigated by targeted pricing actions. The decrease in gross profit as a percentage of net revenues was partially offset by a more favorable channel and geographic mix driven by our retail businesses in Asia, which generally carry higher margins, including our recently acquired business in South Korea.

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

We expect that current macroeconomic challenges, including inflationary pressures on raw materials and labor costs and labor shortages in certain regions where our products are manufactured, will continue to negatively affect the cost of most of our products and related gross profit percentages to a significant degree for the remainder of Fiscal 2012. See “Global Economic Developments” for further discussion of the current macroeconomic environment.

Selling, General and Administrative Expenses.  SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $146.0 million, or 25.4%, to $720.3 million in the second quarter of Fiscal 2012 from $574.3 million in the second quarter of Fiscal 2011. This increase included an unfavorable foreign currency effect of approximately $20 million, primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the second quarter of Fiscal 2012. SG&A expenses as a percentage of net revenues increased to 37.8% in the second quarter of Fiscal 2012 from 37.5% in the second quarter of Fiscal 2011. The 30 basis point increase was primarily due to the increase in operating expenses attributable to our recent acquisitions and new business initiatives and a shift in channel mix to a greater Retail concentration, partially offset by operating leverage related to the increase in net revenues. The $146.0 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related costs of approximately $52 million primarily related to the global increase in Retail sales and worldwide store expansion, as well as increased incentive and stock-based compensation expenses;

•	the inclusion of SG&A costs of approximately $31 million related to our newly acquired business in South Korea (see “Recent Developments” for further discussion);

•	an approximate $17 million increase in rent and occupancy costs primarily to support the ongoing growth of our global businesses;

•	an approximate $11 million increase in depreciation expense primarily associated with global retail store expansion;

•	increased shipping, warehousing and distribution expenses of approximately $11 million to support increased sales;

•	increased brand-related marketing and advertising costs of approximately $6 million; and

•	increased consulting costs of approximately $6 million, including costs relating to new global information technology systems.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $1.3 million, or 21.0%, to $7.5 million in the second quarter of Fiscal 2012 from $6.2 million in the second quarter of Fiscal 2011. This increase was primarily due to the amortization of the intangible assets acquired in connection with the South Korea Licensed Operations Acquisition at the end of the third quarter of Fiscal 2011.

Operating Income.  Operating income increased by $43.4 million, or 14.1%, to $350.8 million in the second quarter of Fiscal 2012 from $307.4 million in the second quarter of Fiscal 2011. Operating income as a percentage of net revenues declined 170 basis points, to 18.4% in the second quarter of Fiscal 2012 from 20.1% in the second quarter of Fiscal 2011. The decrease in operating income as a percentage of net revenues primarily reflected the decline in gross profit margin and the increase in SG&A expenses as a percentage of net revenues, both as previously discussed.

Operating income and margin for our three business segments is provided below:

	Three Months Ended
	October 1, 2011		October 2, 2010
	Operating	Operating	Operating	Operating	$	Margin
	Income	Margin	Income	Margin	Change	Change
	(millions)		(millions)		(millions)

Segment:
Wholesale	$246.5	24.8%	$238.0	28.8%	$8.5	(400) bps
Retail	146.0	17.0%	105.4	16.0%	40.6	100 bps
Licensing	29.7	62.1%	27.4	58.9%	2.3	320 bps

	422.2		370.8		51.4
Unallocated corporate expenses	(71.4)		(63.4)		(8.0)

Total operating income	$350.8	18.4%	$307.4	20.1%	$43.4	(170) bps

Wholesale operating margin decreased by 400 basis points, primarily due to lower global gross profit margins reflecting significant sourcing cost pressures during the second quarter of Fiscal 2012, as well as an increase in SG&A expenses as a percentage of net revenues largely driven by additional costs to support our new business initiatives, including the assumption of our previously licensed bedding and bath business during the six months ended October 1, 2011.

Retail operating margin increased by 100 basis points, primarily as a result of higher gross profit margins driven by our retail businesses in Asia due to a more favorable product mix and the inclusion of our recently acquired business in South Korea, which more than offset the substantial sourcing cost pressures experienced during the second quarter of Fiscal 2012. The increase in retail operating margin was also partially offset by an increase in SG&A expenses as a percentage of revenues, primarily driven by increased compensation-related costs and other operating expenses to support the ongoing growth of our global retail businesses.

Licensing operating margin increased by 320 basis points, primarily as a result of increased revenues, as well as lower net costs associated with the transition of our licensed businesses to wholly owned operations, including our recently acquired business in South Korea.

Unallocated corporate expenses increased by $8.0 million, primarily as a result of higher compensation-related expenses.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a gain of $1.8 million in the second quarter of Fiscal 2012, compared to a gain of $2.2 million in the second quarter of Fiscal 2011. The lower foreign currency gains were primarily due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature), partially offset by $2.2 million of higher gains relating to foreign currency hedge contracts. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense increased by $2.0 million, or 45.5%, to $6.4 million in the second quarter of Fiscal 2012 from $4.4 million in the second quarter of Fiscal 2011. The increase in interest expense was primarily due to amortization of the loss associated with the termination of an interest rate swap during the first quarter of Fiscal 2012 (see Note 12 to the accompanying unaudited interim consolidated financial statements) and unfavorable foreign currency effects due to the strengthening of the Euro during the second quarter of Fiscal 2012.

Interest and Other Income, net.  Interest and other income, net, increased by $0.8 million, or 50.0%, to $2.4 million in the second quarter of Fiscal 2012 from $1.6 million in the second quarter of Fiscal 2011. The increase was primarily due to higher yields, particularly related to our European investment portfolio, during the second quarter of Fiscal 2012.

Equity in Income (Loss) of Equity-Method Investees.  The equity in losses of equity-method investees of $1.1 million and $0.8 million during the second quarter of Fiscal 2012 and Fiscal 2011, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting.

Provision for Income Taxes.  The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $13.2 million, or 13.1%, to $114.0 million in the second quarter of Fiscal 2012 from $100.8 million in the second quarter of Fiscal 2011. The increase in provision for income taxes was primarily due to the overall increase in our pretax income, partially offset by a slight decrease in our reported effective tax rate of 10 basis points, to 32.8% for the second quarter of Fiscal 2012 from 32.9% for the second quarter of Fiscal 2011. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to RLC.  Net income increased by $28.3 million, or 13.8%, to $233.5 million in the second quarter of Fiscal 2012 from $205.2 million in the second quarter of Fiscal 2011. The increase in net income primarily related to the $43.4 million increase in operating income, partially offset by the $13.2 million increase in the provision for income taxes, both as previously discussed.

Net Income per Diluted Share Attributable to RLC.  Net income per diluted share increased by $0.37, or 17.7%, to $2.46 per share in the second quarter of Fiscal 2012 from $2.09 per share in the second quarter of Fiscal 2011. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and the lower weighted-average diluted shares outstanding during the second quarter of Fiscal 2012 driven by our share repurchases.

Six Months Ended October 1, 2011 Compared to Six Months Ended October 2, 2010

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Six Months Ended
	October 1,	October 2,	$	%
	2011	2010	Change	Change
	(millions, except per share data)

Net revenues	$3,431.0	$2,685.4	$745.6	27.8%
Cost of goods sold(a)	(1,390.9)	(1,085.3)	(305.6)	28.2%

Gross profit	2,040.1	1,600.1	440.0	27.5%
Gross profit as % of net revenues	59.5%	59.6%
Selling, general and administrative expenses(a)	(1,392.6)	(1,106.3)	(286.3)	25.9%
SG&A expenses as % of net revenues	40.6%	41.2%
Amortization of intangible assets	(14.6)	(12.2)	(2.4)	19.7%

Operating income	632.9	481.6	151.3	31.4%
Operating income as % of net revenues	18.4%	17.9%
Foreign currency gains (losses)	(2.0)	1.4	(3.4)	NM
Interest expense	(12.5)	(8.9)	(3.6)	40.4%
Interest and other income, net	6.6	3.4	3.2	94.1%
Equity in income (loss) of equity-method investees	(3.0)	(2.0)	(1.0)	50.0%

Income before provision for income taxes	622.0	475.5	146.5	30.8%
Provision for income taxes	(204.4)	(149.5)	(54.9)	36.7%

Effective tax rate(b)	32.9%	31.4%
Net income attributable to RLC	$417.6	$326.0	$91.6	28.1%

Net income per common share attributable to RLC:
Basic	$4.49	$3.38	$1.11	32.8%

Diluted	$4.35	$3.30	$1.05	31.8%

(a)	Includes total depreciation expense of $96.8 million and $80.2 million for the six-month periods ended October 1, 2011 and October 2, 2010, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.  Net revenues increased by $745.6 million, or 27.8%, to $3.431 billion for the six months ended October 1, 2011 from $2.685 billion for the six months ended October 2, 2010. The increase was primarily due to higher revenues from our global retail and wholesale businesses, which included favorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by $646.1 million, or 24.1%.

Net revenues for our three business segments are provided below:

	Six Months Ended
	October 1,	October 2,	$	%
	2011	2010	Change	Change
	(millions)

Net Revenues:
Wholesale	$1,668.5	$1,349.8	$318.7	23.6%
Retail	1,674.8	1,251.3	423.5	33.8%
Licensing	87.7	84.3	3.4	4.0%

Total net revenues	$3,431.0	$2,685.4	$745.6	27.8%

Wholesale net revenues — The net increase primarily reflects:

•	a $202 million net increase in our domestic businesses primarily due to increased revenues from our menswear and childrenswear product lines, as well as incremental home product revenues related to the assumption of control over the distribution of our previously licensed bedding and bath business;

•	a $79 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear and womenswear product lines, reflecting new product offerings and an increased presence at department stores;

•	a $46 million net increase in revenues due to favorable foreign currency effects primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the second quarter of Fiscal 2012; and

•	a $5 million net increase in our businesses in the Greater China and Southeast Asia region on a constant currency basis.

These increases were partially offset by:

•	a $14 million net decrease related to our Japanese businesses on a constant currency basis, including the effect of a business model shift to the Retail concessions-based channel.

Retail net revenues — The net increase primarily reflects:

•	a $254 million aggregate net increase in non-comparable store sales primarily driven by:

➢	an increase of approximately $154 million related to a number of new full-price and factory store openings within the past twelve months, including our flagship store on Madison Avenue in New York, as well as our recently launched retail e-commerce sites in the United Kingdom and France. This increase includes an aggregate favorable foreign currency effect of approximately $17 million primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the six months ended October 1, 2011. Excluding those stores and shops assumed in connection with the South Korea Licensed Operations Acquisition, there was a net increase in our average global physical store count of 56 stores and concession shops as compared to the six months ended October 2, 2010. Our total physical store count as of October 1, 2011 included 374 freestanding stores and 522 concession shops, including 5 freestanding stores and 175 concession shops in South Korea; and

➢	the inclusion of approximately $100 million of revenues from stores and concession-based shop-within-shops assumed in connection with the South Korea Licensed Operations Acquisition.

•	a $142 million aggregate net increase in comparable physical store sales primarily driven by our global factory stores. This increase includes an aggregate favorable foreign currency effect of approximately $35 million primarily related to the strengthening of the Euro and the Yen, both in comparison to the

U.S. dollar during the six months ended October 1, 2011. The increase in Retail net revenues was also due to a $28 million increase in RalphLauren.com sales. Comparable store sales are presented below:

Six Months Ended
October 1, 2011

Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	9%
Full-price Club Monaco store sales	20%
Factory store sales	17%
RalphLauren.com sales	26%
Total increase in comparable store sales as reported	16%
Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	3%
Full-price Club Monaco store sales	20%
Factory store sales	14%
RalphLauren.com sales	26%
Total increase in comparable store sales excluding the effect of foreign currency	13%

Licensing revenues — The net increase in revenues primarily reflects:

•	an $8 million increase in domestic product licensing royalties, including higher apparel-related and fragrance-related royalties.

The above increase was partially offset by:

•	a $4 million decrease in international licensing royalties primarily due to the recent South Korea Licensed Operations Acquisition; and

•	a $1 million decrease in home licensing revenues primarily due to the transition of our previously licensed bedding and bath business to directly controlled operations.

Gross Profit.  Gross profit increased by $440.0 million, or 27.5%, to $2.040 billion for the six months ended October 1, 2011 from $1.600 billion for the six months ended October 2, 2010. Gross profit as a percentage of net revenues declined slightly by 10 basis points to 59.5% for the six months ended October 1, 2011 from 59.6% for the six months ended October 2, 2010. This decrease was primarily due to lower global Wholesale margins reflecting sourcing cost pressures, mostly offset by a more favorable channel and geographic mix and stronger full-price sell-throughs driven by our retail businesses in Asia.

Selling, General and Administrative Expenses.  SG&A expenses increased by $286.3 million, or 25.9%, to $1.393 billion for the six months ended October 1, 2011 from $1.106 billion for the six months ended October 2, 2010. This increase included an unfavorable foreign currency effect of approximately $43 million, primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the six months ended October 1, 2011. SG&A expenses as a percentage of net revenues decreased to 40.6% in the six months ended October 1, 2011 from 41.2% in the six months ended October 2, 2010. The 60 basis point decrease was primarily due to operating leverage related to the increase in net revenues, which more than offset the increase in operating expenses attributable to our recent acquisitions and new business initiatives. The $286.3 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related costs of approximately $100 million primarily due to increased incentive-based compensation expenses;

•	the inclusion of SG&A costs of approximately $60 million related to our newly acquired business in South Korea (see “Recent Developments” for further discussion);

•	an approximate $36 million increase in rent and occupancy costs primarily to support the ongoing growth of our international businesses;

•	increased shipping, warehousing and distribution expenses of approximately $21 million to support increased sales;

•	an approximate $19 million increase in depreciation expense primarily associated with global retail store expansion; and

•	increased consulting costs of approximately $16 million, including costs relating to new global information technology systems.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $2.4 million, or 19.7%, to $14.6 million for the six months ended October 1, 2011 from $12.2 million for the six months ended October 2, 2010. This increase was primarily due to the amortization of the intangible assets acquired in connection with the South Korea Licensed Operations Acquisition at the end of the third quarter of Fiscal 2011.

Operating Income.  Operating income increased by $151.3 million, or 31.4%, to $632.9 million for the six months ended October 1, 2011 from $481.6 million for the six months ended October 2, 2010. Operating income as a percentage of net revenues increased 50 basis points, to 18.4% for the six months ended October 1, 2011 from 17.9% for the six months ended October 2, 2010. The increase in operating income as a percentage of net revenues primarily reflected the decrease in SG&A expenses as a percentage of net revenues, partially offset by the slight decrease in gross profit margin, both as previously discussed.

Operating income and margin for our three business segments is provided below:

	Six Months Ended
	October 1, 2011		October 2, 2010
	Operating	Operating	Operating	Operating	$	Margin
	Income	Margin	Income	Margin	Change	Change
	(millions)		(millions)		(millions)

Segment:
Wholesale	$397.6	23.8%	$345.6	25.6%	$52.0	(180) bps
Retail	319.1	19.1%	209.1	16.7%	110.0	240 bps
Licensing	54.9	62.6%	51.1	60.6%	3.8	200 bps

	771.6		605.8		165.8
Unallocated corporate expenses	(138.7)		(124.2)		(14.5)

Total operating income	$632.9	18.4%	$481.6	17.9%	$151.3	50 bps

Wholesale operating margin decreased by 180 basis points, primarily due to lower global gross profit margins reflecting sourcing cost pressures and additional costs to support our new business initiatives, including the assumption of our previously licensed bedding and bath business during the six months ended October 1, 2011. This decrease in Wholesale operating margin was partially offset by a decrease in SG&A expenses as a percentage of net revenues due to improved operating leverage.

Retail operating margin increased by 240 basis points, primarily as a result of higher gross profit margins due to stronger full-price sell-throughs and a more favorable product mix driven by our retail businesses in Asia, which more then offset the sourcing cost pressures experienced during the six months ended October 1, 2011. The increase in Retail operating margin was also offset by a net increase in SG&A expenses as a percentage of revenues, primarily driven by an increase in operating expenses to support the ongoing growth of our international retail businesses, including our recently acquired business in South Korea.

Licensing operating margin increased by 200 basis points, primarily as a result of increased revenues, as well as lower net costs associated with the transition of our licensed businesses to wholly owned operations, including our recently acquired business in South Korea.

Unallocated corporate expenses increased by $14.5 million, primarily as a result of higher compensation-related expenses.

Foreign Currency Gains (Losses).  The effect of foreign currency exchange rate fluctuations resulted in a loss of $2.0 million for the six months ended October 1, 2011, compared to a gain of $1.4 million for the six months ended October 2, 2010. The higher foreign currency losses were primarily attributable to higher losses of $0.9 million relating to foreign currency hedge contracts, as well as the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.  Interest expense increased by $3.6 million, or 40.4%, to $12.5 million for the six months ended October 1, 2011 from $8.9 million for the six months ended October 2, 2010. The increase in interest expense was primarily due to amortization of the loss associated with the termination of an interest rate swap during the first quarter of Fiscal 2012 (see Note 12 to the accompanying unaudited interim consolidated financial statements) and unfavorable foreign currency effects due to the strengthening of the Euro during the six months ended October 1, 2011 compared to the same prior year period.

Interest and Other Income, net.  Interest and other income, net, increased by $3.2 million, or 94.1%, to $6.6 million for the six months ended October 1, 2011 from $3.4 million for the six months ended October 2, 2010. This increase was primarily due to higher yields, particularly related to our European investment portfolio, during the six months ended October 1, 2011, as well as the inclusion of pretax income of approximately $1.0 million related to the change in fiscal year of the Company’s Japanese subsidiary, Ralph Lauren Corporation Japan (formerly Polo Ralph Lauren Kabushiki Kaisha), to conform to our consolidated fiscal-year basis during the first quarter of Fiscal 2012 (see Note 2 to the accompanying interim unaudited consolidated financial statements).

Equity in Income (Loss) of Equity-Method Investees.  The equity in losses of equity-method investees of $3.0 million and $2.0 million for the six months ended October 1, 2011 and October 2, 2010, respectively, related to our share of losses from our joint venture, the RL Watch Company, which is accounted for under the equity method of accounting.

Provision for Income Taxes.  The provision for income taxes increased by $54.9 million, or 36.7%, to $204.4 million for the six months ended October 1, 2011 from $149.5 million for the six months ended October 2, 2010. The increase in provision for income taxes was primarily due to the overall increase in our pretax income, as well as the increase in our reported effective tax rate of 150 basis points, to 32.9% for the six months ended October 1, 2011 from 31.4% for the six months ended October 2, 2010. The higher effective tax rate was primarily due to the absence of certain favorable adjustments related to intercompany charges and tax reserve reductions associated with the conclusion of a tax examination during the six months ended October 2, 2010. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on non-recurring factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to RLC.  Net income increased by $91.6 million, or 28.1%, to $417.6 million for the six months ended October 1, 2011 from $326.0 million for the six months ended October 2, 2010. The increase in net income primarily related to the $151.3 million increase in operating income, partially offset by the $54.9 million increase in the provision for income taxes, both as previously discussed.

Net Income per Diluted Share Attributable to RLC.  Net income per diluted share increased by $1.05, or 31.8%, to $4.35 per share for the six months ended October 1, 2011 from $3.30 per share for the six months ended October 2, 2010. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and the lower weighted-average diluted shares outstanding during the six months ended October 1, 2011 driven by our share repurchases.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	October 1,	April 2,	$
	2011	2011	Change
	(millions)

Cash and cash equivalents	$407.7	$453.0	$(45.3)
Short-term investments	477.9	593.9	(116.0)
Non-current investments	93.8	83.6	10.2
Short-term debt	(100.0)	—	(100.0)
Long-term debt	(273.7)	(291.9)	18.2

Net cash and investments(a)	$605.7	$838.6	$(232.9)

Equity	$3,383.9	$3,304.7	$79.2

(a)	“Net cash and investments” is defined as cash and cash equivalents plus short-term and non-current investments, less total debt.

The decrease in our net cash and investments position at October 1, 2011 as compared to April 2, 2011 was primarily due to our use of cash to support treasury stock repurchases and capital expenditures, partially offset by our operating cash flows. We used $417.8 million to repurchase 3.4 million shares of Class A common stock, including shares surrendered for tax withholdings, and spent $92.4 million for capital expenditures.

The increase in equity was primarily attributable to our net income and equity issuances pursuant to stock-based compensation arrangements during the six months ended October 1, 2011, partially offset by an increase in treasury stock as a result of our common stock repurchase program.

Cash Flows

	Six Months Ended
	October 1,	October 2,	$
	2011	2010	Change
	(millions)

Net cash provided by operating activities	$283.5	$224.0	$59.5
Net cash used in investing activities	(12.6)	(18.4)	5.8
Net cash used in financing activities	(316.1)	(342.6)	26.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	9.8	(9.9)

Net decrease in cash and cash equivalents	$(45.3)	$(127.2)	$81.9

Net Cash Provided by Operating Activities.  Net cash provided by operating activities increased to $283.5 million during the six months ended October 1, 2011, as compared to $224.0 million during the six months ended October 2, 2010. This net increase in operating cash flow was primarily driven by:

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses; and

•	an increase related to income taxes due to the timing of income tax payments.

The above increases in operating cash flow were partially offset by:

•	a decrease related to accounts payable and accrued liabilities primarily due to the timing of payments;

•	a decrease related to inventories primarily attributable to an increase in inventory levels to support our sales growth and product expansion, new store openings and recently acquired businesses, as well as the timing of inventory receipts. The higher inventory levels also reflect increased sourcing costs during the six months ended October 1, 2011; and

•	a decrease related to accounts receivable primarily due to lower cash collections during the six months ended October 1, 2011, which resulted in an increase in days sales outstanding compared to the prior year period.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.  Net cash used in investing activities was $12.6 million during the six months ended October 1, 2011, as compared to $18.4 million of net cash used in investing activities during the six months ended October 2, 2010. The net decrease in cash used in investing activities was primarily driven by:

•	a decrease in net cash used to fund our acquisitions and ventures from $21.4 million during the six months ended October 2, 2010 to $7.9 million during the six months ended October 1, 2011. During the six months ended October 2, 2010, we used $17.0 million to fund the acquisition of certain finite-lived intellectual property rights; and

•	a $3.5 million net decrease related to cash deposits restricted in connection with taxes.

The above decreases in cash used in investing activities were partially offset by:

•	a decrease in proceeds from sales and maturities of investments, less cash used to purchase investments. During the six months ended October 1, 2011, we received $880.3 million of proceeds from sales and maturities of investments and used $792.9 million to purchase investments. On a comparative basis, during the six months ended October 2, 2010, we received $667.7 million of proceeds from sales and maturities of investments and used $567.7 million to purchase investments.

Net Cash Used in Financing Activities.  Net cash used in financing activities was $316.1 million during the six months ended October 1, 2011, as compared to $342.6 million during the six months ended October 2, 2010. The increase in net cash from financing activities was primarily driven by:

•	an increase in net proceeds from credit facilities. During the six months ended October 1, 2011, we borrowed $100.0 million under our Global Credit Facility. We also borrowed $7.7 million under our Chinese Credit Facility during the six months ended October 1, 2011, which was repaid in full during the same period; and

•	increase in excess tax benefits from stock-based compensation arrangements of $14.2 million during the six months ended October 1, 2011, as compared to the related prior year period.

These increases in cash from financing activities were partially offset by:

•	an increase in cash used in connection with repurchases of our Class A common stock. During the six months ended October 1, 2011, 3.2 million shares of Class A common stock at a cost of $393.5 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”), and our 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”). On a comparative basis, during the six months ended October 2, 2010, 4.0 million shares of Class A common stock at a cost of $331.0 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $16.7 million were surrendered or withheld for taxes; and

•	an increase in cash used to pay dividends. During the six months ended October 1, 2011, we used $37.4 million to pay dividends as compared to $19.4 million during the six months ended October 2, 2010, largely due to an increase in the quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share in February 2011.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, the availability under our Global Credit Facility (as defined below), our available cash and cash equivalents (most of which is considered permanently reinvested outside the U.S.) and investments, and our other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment/repurchase, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating, capital and debt service requirements for the foreseeable future, including the ongoing development of our recently acquired businesses and our plans for further business expansion.

As discussed in the “Debt and Covenant Compliance” section below, we had revolving credit borrowings of $100 million outstanding under our Global Credit Facility as of October 1, 2011. As discussed further below, we may elect to further draw on our Global Credit Facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business or macroeconomic development, as well as for other general corporate business purposes. We believe that our Global Credit Facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of October 1, 2011, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 16%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On May 24, 2011, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the six months ended October 1, 2011, we repurchased 3.2 million shares of Class A common stock at a cost of $393.5 million under our share repurchase program. The remaining availability under our common stock repurchase program was approximately $579 million as of October 1, 2011.

In addition, during the six months ended October 1, 2011, 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered to, or withheld by, us in satisfaction of taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On February 8, 2011, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share. The second quarter Fiscal 2012 dividend of $0.20 per share was declared on September 19, 2011, was payable to stockholders of record at the close of business on September 30, 2011, and was paid on October 14, 2011. Dividends paid amounted to $37.4 million during the six months ended October 1, 2011 and $19.4 million during the six months ended October 2, 2010.

We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition and other factors that our Board of Directors may deem relevant.

Debt and Covenant Compliance

Euro Debt

As of October 1, 2011, we had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). We have the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. We also have the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control, each holder of the Euro Debt has the option to require us to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict our ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of October 1, 2011, the carrying value of our Euro Debt was $273.7 million, compared to $291.9 million as of April 2, 2011.

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

In August 2011, we borrowed $100.0 million under the Global Credit Facility to be used for general corporate purposes. These borrowings have been classified as short-term debt in our unaudited consolidated balance sheet as of October 1, 2011. We were also contingently liable for $15.4 million of outstanding letters of credit, and our remaining availability under the Global Credit Facility was $384.6 million as of October 1, 2011.

Subsequent to the end of the second quarter of Fiscal 2012, in November 2011, we repaid the $100.0 million in borrowings outstanding under the Global Credit Facility.

The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of October 1, 2011, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.

Chinese Credit Facility

We also have an uncommitted credit facility in China that provides for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million as of October 1, 2011) through February 9, 2012 (the “Chinese Credit Facility”). The Chinese Credit Facility is used to fund general working capital needs of our operations in China. The borrowing availability under the Chinese Credit Facility is at the sole discretion of JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by RLC and bear interest at either (i) at least 90% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. The Chinese Credit Facility does not contain any financial covenants.

During the second quarter of Fiscal 2012, we repaid our previously outstanding borrowings under the Chinese Credit Facility, and there were no borrowings outstanding as of October 1, 2011.

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

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of October 1, 2011.

Foreign Currency Risk Management

We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 12 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of October 1, 2011.

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

Interest Rate Risk Management

During the first quarter of Fiscal 2011, we entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate our exposure to changes in the fair value of our Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on our Euro Debt for a variable interest rate. On April 11, 2011, we terminated the interest rate swap agreement at a loss of $7.6 million. This loss has been recorded as an adjustment to the carrying value of our Euro Debt and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During the three-month and six-month periods ended October 1, 2011, $0.7 million and

$1.5 million of this loss, respectively, was recognized as interest expense within our consolidated statement of operations.

As of October 1, 2011, there have been no other significant changes in our interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our interest rate and foreign currency exposures and the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of October 1, 2011, we had cash and cash equivalents on-hand of $407.7 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. Our other significant investments included $477.9 million of short-term investments, primarily in time deposits, municipal bonds and corporate bonds with original maturities greater than 90 days; $50.2 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $91.0 million of investments with maturities greater than one year in municipal bonds and corporate bonds; $2.4 million of auction rate securities issued through a municipality; and $0.4 million of other securities.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2011 10-K. Our estimates are often based on complex judgments, probabilities and assumptions that our management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Fiscal 2011 10-K. The following discussion only is intended to update our critical accounting policies for any significant changes in policy implemented during the six months ended October 1, 2011.

There have been no significant changes in the application of our critical accounting policies since April 2, 2011.

Goodwill Impairment Assessment

We performed our annual impairment assessment of goodwill as of the beginning of the second quarter of Fiscal 2012. Based on the results of the impairment assessment as of July 3, 2011, we confirmed that the fair value of our reporting units exceeded their respective carrying values and there are no reporting units at risk of impairment.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of October 1, 2011. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended October 1, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

South Korea Licensed Operations Acquisition

On January 1, 2011, the Company acquired control of the Ralph Lauren-branded apparel business in South Korea from Doosan that was formerly conducted under a licensed arrangement (the “South Korea Licensed Operations Acquisition”, as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). In connection with the South Korea Licensed Operations Acquisition, the Company has continued to develop supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, store operations, real estate management, finance and other administrative areas. As part of the continued development of this infrastructure, the Company has implemented and enhanced various processes, systems, and internal controls to support this business during the second quarter of Fiscal 2012.

Global Financial and Reporting System Implementation

We are in the process of implementing a new global financial and reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During the second quarter of Fiscal 2012, we continued to develop and enhance those domestic operational and financial systems transitioned to the new global financial and reporting system in the beginning of Fiscal 2012. As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which in turn result in changes in internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011. The following is a summary of recent litigation developments.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), Ralph Lauren’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against our Company and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the court granted Ralph Lauren’s summary judgment motion to dismiss most of the claims against our Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower court’s ruling. Discovery on those claims that were not dismissed is ongoing and a trial date has not yet been set. We intend to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on our financial statements.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of the Company’s Class A common stock during the fiscal quarter ended October 1, 2011:

			Total Number of
		Average	Shares Purchased	Approximate Dollar Value
	Total Number of	Price	as Part of Publicly	of Shares That May Yet be
	Shares	Paid per	Announced Plans	Purchased Under the Plans
	Purchased(1)	Share	or Programs	or Programs
				(millions)

July 3, 2011 to July 30, 2011	—	—	—	$670
July 31, 2011 to August 27, 2011	—	—	—	670
August 28, 2011 to October 1, 2011	784,305 (2)	$119.02	773,200	579

	784,305		773,200

(1)	Except as noted below, these repurchases were made on the open market under the Company’s Class A common stock repurchase program.

(2)	Includes 11,105 shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan and the 1997 Long-Term Stock Incentive Plan.

Item 5.	Other Information.

(a)	Submission of Matters to a Vote of Security Holders

On August 11, 2011, at the Annual Meeting of Stockholders, in a non-binding vote of the Company’s stockholders regarding the frequency of holding future advisory votes on executive compensation, the proposed frequency that received the highest number of votes was every one year. In light of this result and the other factors considered by the Company’s Board of Directors in making its original recommendation to the stockholders, the Company will hold a non-binding advisory vote on executive compensation every year until the Company’s Board of Directors determines that a different frequency for such advisory vote is in the Company’s best interest or the next required vote in six years on the frequency of such vote.

(b)	Director Compensation

At its August 11, 2011 meeting, the Board of Directors of the Company determined to change the Company’s policy with respect to the compensation of non-employee directors. Effective August 12, 2011, the compensation for non-employee directors is as follows:

•	an annual retainer fee for each non-employee director of $60,000;

•	an annual retainer fee for the Chair of the Compensation & Organizational Development Committee of $20,000;

•	an annual retainer fee for the Chair of Audit Committee of $20,000;

•	an annual retainer fee for the Chair of the Nominating & Governance Committee of $15,000; and

•	an annual equity award for each non-employee director with a target equity value of $100,000. One-half of the target equity value will be delivered in the form of options to purchase shares of the Company’s Class A common stock and one-half will be delivered in the form of restricted shares of Class A common stock. The options and the restricted shares of Class A common stock will vest over three years in equal annual installments. The exercise term for the stock options is seven years. The annual equity award to a non-employee director is awarded on April 1st of each year to a non-employee director who has served as a director for at least half of the preceding fiscal year.

The fee paid to a non-employee director for each meeting of a committee of the Board of Directors that such director attends remains unchanged at $2,000 per committee meeting. The annual retainer and attendance fees are paid to the non-employee directors in quarterly installments in arrears.

A new non-employee director also receives a grant of options to purchase 7,500 shares of the Company’s Class A common stock at the time that such director joins the Board of Directors of the Company. These options will vest over three years in equal annual installments and the exercise term is seven years.

Item 6.	Exhibits.

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K filed on August 16, 2011 (Commission File No. 001-13057)).
3.2	Restated Bylaws of Ralph Lauren Corporation (filed as Exhibit 3.2 to the Form 8-K filed on August 16, 2011 (Commission File No. 001-13057)).
10.1	Credit Agreement, dated March 10, 2011, among Polo Ralph Lauren Corporation, Polo JP Acqui C.V., Polo Ralph Lauren Kabushiki Kaisha and Polo Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent (replaces Exhibit 10.27 to the Form 10-K for the fiscal year ended April 2, 2011).
10.2	Employment Agreement, effective as of October 14, 2009, between Polo Ralph Lauren Corporation and Jackwyn Nemerov (replaces Exhibit 10.28 to the Form 10-K for the fiscal year ended April 2, 2011).*
10.3	Employment Agreement, effective as of September 28, 2009, between Polo Ralph Lauren Corporation and Tracey T. Travis (replaces Exhibit 10.29 to the Form 10-K for the fiscal year ended April 2, 2011).*
10.4	Employment Agreement, effective as of October 14, 2009, between Polo Ralph Lauren Corporation and Mitchell A. Kosh (replaces Exhibit 10.30 to the Form 10-K for the fiscal year ended April 2, 2011).*
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at October 1, 2011 and April 2, 2011, (ii) the Consolidated Statements of Operations for the three-month and six-month periods ended October 1, 2011 and October 2, 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended October 1, 2011 and October 2, 2010 and (iv) the Notes to Consolidated Financial Statements.

*	Portions of this exhibit have been omitted and are the subject of a request for confidential treatment filed separately with the SEC.

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

Date: November 9, 2011