Form 10-Q
period 2011-12-31
RALPH LAUREN CORP
filed 2012-02-08
CIK 1037038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

At February 3, 2012, 61,509,688 shares of the registrant’s Class A common stock, $.01 par value, and 30,831,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION (Unaudited)

Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 6.	Exhibits	57
Signatures		58
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	$000,000,0	$000,000,0
	December 31, 2011	April 2, 2011
	(millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$815.8	$453.0
Short-term investments	386.3	593.9
Accounts receivable, net of allowances of $242.5 million and $230.9 million	440.2	442.8
Inventories	894.7	702.1
Income tax receivable	9.8	57.8
Deferred tax assets	101.9	92.1
Prepaid expenses and other	177.8	136.3

Total current assets	2,826.5	2,478.0
Non-current investments	72.5	83.6
Property and equipment, net	826.5	788.8
Deferred tax assets	72.2	76.7
Goodwill	1,013.4	1,016.3
Intangible assets, net	370.2	387.7
Other assets	145.2	150.0

Total assets	$5,326.5	$4,981.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$169.7	$141.3
Income tax payable	142.8	8.9
Accrued expenses and other	666.7	681.8

Total current liabilities	979.2	832.0
Long-term debt	265.6	291.9
Non-current liability for unrecognized tax benefits	162.8	156.4
Other non-current liabilities	389.2	396.1

Commitments and contingencies (Note 13)

Total liabilities	1,796.8	1,676.4

Equity:
Class A common stock, par value $.01 per share; 90.7 million and 89.5 million shares issued; 61.5 million and 63.7 million shares outstanding	0.9	0.9
Class B common stock, par value $.01 per share; 30.8 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	1,567.0	1,444.7
Retained earnings	3,966.5	3,435.3
Treasury stock, Class A, at cost (29.2 million and 25.8 million shares)	(2,211.7)	(1,792.3)
Accumulated other comprehensive income	206.7	215.8

Total equity	3,529.7	3,304.7

Total liabilities and equity	$5,326.5	$4,981.1

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(millions, except per share data) (unaudited)
Net sales	$1,756.0	$1,497.9	$5,099.3	$4,099.0
Licensing revenue	49.6	50.1	137.3	134.4

Net revenues	1,805.6	1,548.0	5,236.6	4,233.4
Cost of goods sold(a)	(774.0)	(640.1)	(2,164.9)	(1,725.4)

Gross profit	1,031.6	907.9	3,071.7	2,508.0

Other costs and expenses:
Selling, general and administrative expenses(a)	(754.3)	(655.3)	(2,146.9)	(1,761.6)
Amortization of intangible assets	(7.2)	(6.3)	(21.8)	(18.5)

Total other costs and expenses	(761.5)	(661.6)	(2,168.7)	(1,780.1)

Operating income	270.1	246.3	903.0	727.9
Foreign currency gains (losses)	(2.2)	(2.6)	(4.2)	(1.2)
Interest expense	(6.3)	(4.3)	(18.8)	(13.2)
Interest and other income, net	2.7	1.8	9.3	5.2
Equity in income (loss) of equity-method investees	(2.2)	(2.8)	(5.2)	(4.8)

Income before provision for income taxes	262.1	238.4	884.1	713.9
Provision for income taxes	(93.1)	(70.0)	(297.5)	(219.5)

Net income attributable to RLC	$169.0	$168.4	$586.6	$494.4

Net income per common share attributable to RLC:
Basic	$1.83	$1.76	$6.32	$5.15

Diluted	$1.78	$1.72	$6.14	$5.01

Weighted average common shares outstanding:
Basic	92.2	95.5	92.8	96.0

Diluted	94.9	98.1	95.6	98.7

Dividends declared per share	$0.20	$0.10	$0.60	$0.30

(a) Includes total depreciation expense of:	$(49.6)	$(44.1)	$(146.4)	$(124.3)

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	$000,000,000	$000,000,000
	Nine Months Ended
	December 31, 2011	January 1, 2011

	(millions)
	(unaudited)
Cash flows from operating activities:
Net income	$586.6	$494.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	168.2	142.8
Deferred income tax benefit	(21.5)	(33.2)
Equity in losses of equity-method investees, net of dividends received	5.2	4.8
Non-cash stock-based compensation expense	55.2	48.9
Excess tax benefits from stock-based compensation arrangements	(25.5)	(34.2)
Other non-cash charges (benefits), net	5.9	(5.5)
Changes in operating assets and liabilities:
Accounts receivable	(8.6)	47.0
Inventories	(203.1)	(179.4)
Accounts payable and accrued liabilities	0.5	45.0
Income tax receivables and payables	208.0	21.1
Deferred income	(12.0)	(18.1)
Other balance sheet changes	25.3	60.7

Net cash provided by operating activities	784.2	594.3

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(10.1)	(67.8)
Purchases of investments	(1,070.0)	(1,019.5)
Proceeds from sales and maturities of investments	1,248.4	1,002.1
Capital expenditures	(160.1)	(171.5)
Change in restricted cash deposits	1.0	15.9

Net cash provided by (used in) investing activities	9.2	(240.8)

Cash flows from financing activities:
Proceeds from credit facilities	107.7	—
Repayments of borrowings on credit facilities	(107.7)	—
Payments of capital lease obligations	(5.6)	(6.6)
Payments of dividends	(55.8)	(28.9)
Repurchases of common stock, including shares surrendered for tax withholdings	(419.4)	(347.7)
Proceeds from exercise of stock options	41.6	67.7
Excess tax benefits from stock-based compensation arrangements	25.5	34.2
Payment on interest rate swap termination	(7.6)	—
Other financing activities	0.2	(0.5)

Net cash used in financing activities	(421.1)	(281.8)

Effect of exchange rate changes on cash and cash equivalents	(9.5)	8.6

Net increase in cash and cash equivalents	362.8	80.3
Cash and cash equivalents at beginning of period	453.0	563.1

Cash and cash equivalents at end of period	$815.8	$643.4

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

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department and specialty stores located throughout the U.S., Canada, Europe, Asia and South America. The Company also sells directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia; and through its retail e-commerce channel, which includes domestic sites located at www.RalphLauren.com and www.Rugby.com, and European sites for the United Kingdom and France (including the surrounding countries of Belgium, Luxembourg and the Netherlands) located at www.RalphLauren.co.uk and www.RalphLauren.fr, respectively. In October 2011, the Company expanded its e-commerce presence in Europe by launching a new retail e-commerce site in Germany located at www.RalphLauren.de, which also ships products to Austria. The Company also licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basis of Consolidation

The unaudited interim consolidated financial statements present the financial position, results of operations and cash flows of the Company, including all entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2012 will end on March 31, 2012 and will be a 52-week period (“Fiscal 2012”). Fiscal year 2011 ended on April 2, 2011 and also reflected a 52-week period (“Fiscal 2011”). Accordingly, the third quarter of Fiscal 2012 ended on December 31, 2011 and was a 13-week period. The third quarter of Fiscal 2011 ended on January 1, 2011 and was also a 13-week period.

Prior to the first quarter of Fiscal 2012, the financial position and operating results of the Company’s Japanese subsidiary, Ralph Lauren Corporation Japan (formerly “Polo Ralph Lauren Kabushiki Kaisha”) were reported on a one-month lag. During the first quarter of Fiscal 2012, the Company’s Japanese subsidiary changed its fiscal year to conform to the Company’s fiscal-year basis. The previously existing reporting lag was eliminated, as the lag was no longer required to achieve a timely consolidation due to the Company’s investments in technology to enhance its financial statement close process. The Company believes this change is preferable as it resulted in contemporaneous reporting of the subsidiary’s operating results. The Company has not retrospectively applied this change in accounting principle as the effect was not material to its previously reported annual and interim consolidated financial statements. The cumulative effect of this change was reflected within “Interest and other income, net” in the Company’s consolidated statement of operations, and increased the Company’s pretax income and net income by $1.0 million and $0.6 million, respectively, for the nine months ended December 31, 2011.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales generated in its second and fourth quarters and higher retail sales generated in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended December 31, 2011 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2012.

3.    Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable and collectability is reasonably assured.

Revenue within the Company’s Wholesale segment is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of estimates of returns, discounts, end-of-season markdown allowances, operational chargebacks and certain cooperative advertising allowances. Returns and allowances require pre-approval from management and discounts are based on trade terms. Estimates for end-of-season markdown reserves are based on historical trends, actual and forecasted seasonal results, an evaluation of current economic and market conditions, retailer performance and, in certain cases, contractual terms. Estimates for operational chargebacks are based on actual notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on at least a quarterly basis. The Company’s historical estimates of these costs have not differed materially from actual results.

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

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations. Shipping costs were $8.3 million and $26.6 million during the three-month and nine-month periods ended December 31, 2011,

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and $7.8 million and $21.8 million during the three-month and nine-month periods ended January 1, 2011, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing and order charges (“handling costs”) are also included in SG&A expenses. Handling costs were $39.4 million and $104.9 million during the three-month and nine-month periods ended December 31, 2011, respectively, and $28.6 million and $78.4 million during the three-month and nine-month periods ended January 1, 2011, respectively. Shipping and handling costs billed to customers are included in revenue.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	$000,000	$000,000	$000,000	$000,000
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(millions)
Basic	92.2	95.5	92.8	96.0
Dilutive effect of stock options, restricted stock and restricted stock units	2.7	2.6	2.8	2.7

Diluted shares	94.9	98.1	95.6	98.7

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 31, 2011 and January 1, 2011, there was an aggregate of approximately 0.8 million and 0.4 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

A rollforward of the activity in the Company’s aggregate reserve for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(millions)
Beginning reserve balance	$231.0	$202.1	$213.2	$186.0
Amount charged against revenue to increase reserve	162.1	128.6	444.2	357.2
Amount credited against customer accounts to decrease reserve	(162.7)	(123.9)	(424.4)	(337.2)
Foreign currency translation	(4.5)	(2.3)	(7.1)	(1.5)

Ending reserve balance	$225.9	$204.5	$225.9	$204.5

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions, among other factors.

A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	December 31	December 31	December 31	December 31
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(millions)
Beginning reserve balance	$17.2	$20.1	$17.7	$20.1
Amount recorded to expense to increase (decrease) reserve(a)	1.1	(0.6)	2.0	0.7
Amount written off against customer accounts to decrease reserve	(1.2)	(0.3)	(2.3)	(1.6)
Foreign currency translation	(0.5)	(0.3)	(0.8)	(0.3)

Ending reserve balance	$16.6	$18.9	$16.6	$18.9

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the unaudited interim consolidated statements of operations.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Canada, Europe, South America and Asia, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In the Company’s wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has four key wholesale customers that generate significant sales volume. For Fiscal 2011, these customers in the aggregate contributed approximately 40% of all wholesale revenues. Further, as of December 31, 2011, the Company’s four key wholesale customers represented approximately 30% of gross accounts receivable.

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

4.    Recently Issued Accounting Standards

Disclosure of Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new, expanded disclosure requirements for financial instruments surrounding an entity’s rights of offset and related counterparty

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements as Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of both “gross” and “net” information for recognized financial instruments (including derivatives) that are (i) eligible for offset and presented “net” in the balance sheet or (ii) subject to enforceable master netting agreements, irrespective of whether an entity actually offsets and “net presents” such instruments in the balance sheet. ASU 2011-11 also requires disclosure of any collateral received or posted in connection with master netting agreements or similar arrangements. ASU 2011-11 requires retrospective application, and is effective for the Company as of the beginning of fiscal year 2014. The application of ASU 2011-11 is expected to expand the Company’s quarterly and annual financial instrument disclosures, but will not have an impact on its consolidated financial statements.

Goodwill Impairment Testing

In September 2011, the FASB issued revised guidance for goodwill impairment testing as ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies goodwill impairment testing by providing entities with the option of performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of such assessment may be used as a basis for determining whether it is necessary to perform the two-step quantitative impairment test currently required under Accounting Standards Codification (“ASC”) topic 350, “Intangibles – Goodwill and Other.” ASU 2011-08 is effective for the Company’s goodwill impairment testing beginning in fiscal year 2013. The application of ASU 2011-08 is not expected to have an impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued revised guidance on the presentation of comprehensive income as ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, this guidance requires items that are reclassified from AOCI to net income to be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred this requirement. ASU 2011-05 requires retrospective application, and is effective for the Company as of the beginning of fiscal year 2013. The application of ASU 2011-05 is not expected to have an impact on the Company’s consolidated financial statements, but will result in a change in the presentation of the Company’s consolidated statements of operations and equity.

Fair Value Measurements

In May 2011, the FASB issued new guidance to improve and align fair value measurement and disclosure requirements as ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends and clarifies certain existing fair value measurements guidance, including limiting the “highest and best use” concept to nonfinancial assets, permitting certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis and providing guidance on the use of premiums and discounts. ASU 2011-04 also expands the disclosure requirements for Level 3 fair value measurements, including for transfers into and out of Level 3 of the fair value hierarchy, and in instances where the use of a nonfinancial asset differs from its “highest

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and best use.” In addition, ASU 2011-04 requires disclosure of the fair value hierarchy level for financial instruments not measured at fair value but for which disclosure of fair value is required. ASU 2011-04 requires prospective application, and is effective for the Company beginning in the fourth quarter of Fiscal 2012. The application of ASU 2011-04 is expected to expand the Company’s quarterly and annual disclosures, but will not have an impact on its consolidated financial statements.

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC topic 840, “Leases.” Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Subsequent to the end of the related comment period, the FASB made several amendments to the Exposure Draft, including revising the definition of the “lease term” to include the non-cancelable lease term plus only those option periods for which there is significant economic incentive for the lessee to extend or not terminate the lease. The FASB also redefined the initial lease liability to be recorded on the Company’s balance sheet to contemplate only those variable lease payments that are in substance “fixed.” The FASB is continuing to re-deliberate its tentative decisions made to date and is planning to issue a revised exposure draft for comment in mid-2012. When and if effective, this proposed standard will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on its consolidated financial statements at this time.

5.    Acquisitions

South Korea Licensed Operations Acquisition

On January 1, 2011, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in South Korea (the “Ralph Lauren South Korea business”) from a licensed to a wholly owned operation, the Company acquired certain net assets (including inventory) and employees from Doosan Corporation (“Doosan”) in exchange for an initial payment of approximately $25 million plus an additional aggregate payment of approximately $22 million (the “South Korea Licensed Operations Acquisition”). Doosan was the Company’s licensee for the Ralph Lauren South Korea business. The Company funded the South Korea Licensed Operations Acquisition with available cash on-hand. In conjunction with the South Korea Licensed Operations Acquisition, the Company also entered into a transition services agreement with Doosan for the provision of certain financial and information systems services, which was subsequently extended through June 30, 2012.

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

6.    Inventories

Inventories consist of the following:

	$000,000,00	$000,000,00	$000,000,00
	December 31, 2011	April 2, 2011	January 1, 2011
	(millions)
Raw materials	$6.8	$7.5	$5.7
Work-in-process	0.8	1.8	1.4
Finished goods	887.1	692.8	690.6

Total inventories	$894.7	$702.1	$697.7

7.    Property and Equipment

Property and equipment, net, consist of the following:

	$000,000,00	$000,000,00
	December 31, 2011	April 2, 2011
	(millions)
Land and improvements	$9.9	$9.9
Buildings and improvements	117.4	115.3
Furniture and fixtures	558.8	490.9
Machinery and equipment	155.2	144.4
Capitalized software	186.8	165.4
Leasehold improvements	879.6	826.3
Construction in progress	56.7	58.1

	1,964.4	1,810.3
Less: accumulated depreciation	(1,137.9)	(1,021.5)

Property and equipment, net	$826.5	$788.8

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Other Current Assets and Other Current Liabilities

Prepaid expenses and other current assets consist of the following:

	December 31,	December 31,
	December 31, 2011	April 2, 2011
	(millions)
Prepaid rent expense	$23.3	$23.9
Restricted cash	14.4	8.5
Derivative financial instruments	30.3	2.0
Other taxes receivable	19.4	30.5
Prepaid samples	19.8	17.1
Other prepaid expenses and current assets	70.6	54.3

Total prepaid expenses and other current assets	$177.8	$136.3

Accrued expenses and other current liabilities consist of the following:

	December 31,	December 31,
	December 31, 2011	April 2, 2011
	(millions)
Accrued operating expenses	$168.3	$167.0
Accrued payroll and benefits	180.5	209.3
Accrued inventory	148.8	132.0
Accrued capital expenditures	48.7	8.6
Deferred income	40.9	46.8
Other taxes payable	51.1	66.2
Other accrued expenses and current liabilities	28.4	51.9

Total accrued expenses and other current liabilities	$666.7	$681.8

9.    Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and nine-month periods ended December 31, 2011 and January 1, 2011 is presented below:

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
		(millions)
Unrecognized tax benefits beginning balance	$124.8	$118.7	$125.0	$96.2
Additions related to current period tax positions	0.7	0.4	2.6	2.5
Additions related to prior period tax positions	3.1	2.7	3.3	30.0
Reductions related to prior period tax positions	(0.3)	(5.8)	(1.0)	(14.0)
Reductions related to settlements with taxing authorities	—	(2.1)	—	(2.1)
Additions (reductions) related to foreign currency translation	(2.3)	(1.0)	(3.9)	0.3

Unrecognized tax benefits ending balance	$126.0	$112.9	$126.0	$112.9

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and nine-month periods ended December 31, 2011 and January 1, 2011 is presented below:

	December 31,	December 31,	December 31,	December 31,
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
		(millions)
Accrued interest and penalties beginning balance	$35.4	$32.6	$31.4	$29.8
Net additions charged to expense	1.8	1.8	5.9	6.5
Reductions related to prior period tax positions	—	(2.4)	—	(4.5)
Additions (reductions) related to foreign currency translation	(0.4)	(0.2)	(0.5)	—

Accrued interest and penalties ending balance	$36.8	$31.8	$36.8	$31.8

The total amount of unrecognized tax benefits, including interest and penalties, was $162.8 million as of December 31, 2011 and $156.4 million as of April 2, 2011 and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $115.8 million as of December 31, 2011.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $30 million during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2004.

10.    Debt

Euro Debt

As of December 31, 2011, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, the carrying value of the Euro Debt was $265.6 million, compared to $291.9 million as of April 2, 2011.

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

In November 2011, the Company repaid $100.0 million in borrowings that were previously outstanding under the Global Credit Facility. As of December 31, 2011, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $15.8 million of outstanding letters of credit.

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of December 31, 2011, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.

Chinese Credit Facility

The Company also has an uncommitted credit facility in China that provides for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million as of December 31, 2011) through February 9, 2012 (the “Chinese Credit Facility”). The Chinese Credit Facility is used to fund general working capital needs of the Company’s operations in China. The borrowing availability under the Chinese Credit Facility is at the sole discretion of JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by RLC and bear interest at either (i) at least 90% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. The Chinese Credit Facility does not contain any financial covenants. There were no borrowings outstanding under the Chinese Credit Facility as of December 31, 2011.

The Company plans to renew the Chinese Credit Facility at or around its maturity date of February 9, 2012 on similar terms as the existing facility, subject to prevailing market conditions.

Refer to Note 14 of the Fiscal 2011 10-K for detailed disclosure of the terms and conditions of the Company’s debt and credit facilities.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2011	April 2, 2011
	(millions)
Financial assets carried at fair value(a) :
Government bonds — U.S.	$11.0	$100.4
Government bonds — non-U.S.	85.2	—
Corporate bonds — non-U.S.	85.3	—
Variable rate municipal securities — U.S.	42.9	14.5
Auction rate securities	2.3	2.3
Other securities	0.4	0.5
Derivative financial instruments	39.7	2.0

Total	$266.8	$119.7

Financial liabilities carried at fair value(b) :
Derivative financial instruments	$4.9	$17.8

Total	$4.9	$17.8

(a)	Based on Level 1 measurements, except for auction rate securities and derivative financial instruments, which are based on Level 2 measurements.

(b)	Based on Level 2 measurements.

Certain of the Company’s government bonds, and all of the Company’s corporate bonds and variable rate municipal securities are classified as available-for-sale securities and recorded at fair value in the Company’s consolidated balance sheets based upon quoted market prices in active markets.

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

Cash and cash equivalents, restricted cash, investments classified as held-to-maturity and accounts receivable are recorded at carrying value, which approximates fair value. The Company’s Euro Debt (adjusted for foreign currency fluctuations and the loss on the termination of the Company’s preexisting interest rate swap, as discussed in Note 12) and investments in equity method investees are also reported at carrying value. However, other than differences in the fair value of the Company’s Euro Debt, the differences between fair value and carrying value were not significant as of December 31, 2011 or April 2, 2011.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded on its consolidated balance sheets as of December 31, 2011 and April 2, 2011:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 31, 2011	April 2, 2011	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value		Balance Sheet Line(b)	Fair Value
			December 31, 2011		April 2, 2011		December 31, 2011			April 2, 2011
	(millions)
Designated Hedges:
FC — Inventory purchases	$499.7	$342.4	(c)	$34.6	PP	$1.1	AE	$(3.1)		AE	$(9.4)
FC — I/C royalty payments	97.3	46.8	PP	3.3	—	—	(d)	(0.4)		AE	(3.6)
FC — Interest payments	12.6	9.3	—	—	PP	0.4	AE	(0.3)		—	—
FC — Other	27.2	29.6	PP	0.1	PP	0.5	AE	(0.6)		AE	(0.1)
IRS — Euro Debt	—	295.5	—	—	—	—	—	—		ONCL	(3.3)
NI — Euro Debt	265.6	291.9	—	—	—	—	LTD	(280.0	)(e)	LTD	(305.0	)(e)

Total Designated Hedges	$902.4	$1,015.5		$38.0		$2.0		$(284.4)			$(321.4)

Undesignated Hedges:
FC — Other	$60.2	$40.0	(f)	$1.7	—	$—	AE	$(0.5)		(g)	$(1.4)

Total Hedges	$962.6	$1,055.5		$39.7		$2.0		$(284.9)			$(322.8)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; IRS = Interest Rate Swap; NI = Net Investment Hedge; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$26.6 million included within PP and $8.0 million included within OA.

(d)	$0.3 million included within AE and $0.1 million included within ONCL.

(e)

The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $265.6 million as of December 31, 2011 and $291.9 million as of April 2, 2011.

(f)	$0.3 million included within PP and $1.4 million included within OA.

(g)	$0.4 million included within AE and $1.0 million included within ONCL.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its unaudited consolidated financial statements for the three-month and nine-month periods ended December 31, 2011 and January 1, 2011:

	000000000000	000000000000	000000000000	000000000000
Derivative Instrument(a)	Gains (Losses) Recognized in OCI(b)
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011

		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$11.3	$1.2	$35.1	$(0.6)
FC — I/C royalty payments	1.3	0.7	5.4	(6.8)
FC — Interest payments	(0.1)	0.6	(0.5)	0.6
FC — Other	—	(0.3)	(1.0)	0.3

	$12.5	$2.2	$39.0	$(6.5)

Designated Hedge of Net Investment:
Euro Debt	$8.9	$8.5	$24.3	$5.8

Total Designated Hedges	$21.4	$10.7	$63.3	$(0.7)

	000000000000	000000000000	000000000000	000000000000	000000000000
	Gains (Losses) Reclassified from AOCI(b) to Earnings				Location of Gains (Losses) Reclassified from AOCI(b) to Earnings
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Derivative Instrument(a)
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(3.2)	$5.7	$(2.3)	$11.8	Cost of goods sold
FC — I/C royalty payments	(0.4)	(0.9)	(3.9)	(2.1)	Foreign currency gains (losses)
FC — Interest payments	(0.3)	(1.0)	(0.7)	(0.7)	Foreign currency gains (losses)
FC — Other	(0.3)	(0.1)	0.6	—	Foreign currency gains (losses)

Total Designated Hedges	$(4.2)	$3.7	$(6.3)	$9.0

	000000000000	000000000000	000000000000	000000000000	000000000000
	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Derivative Instrument(a)
		(millions)
Undesignated Hedges:
FC — Other	$(0.7)	$(0.9)	$1.9	$0.4	Foreign currency gains (losses)

Total Undesignated Hedges	$(0.7)	$(0.9)	$1.9	$0.4

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	AOCI, including the respective fiscal period’s OCI, is classified as a component of total equity.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Over the next twelve months, it is expected that approximately $26 million of net gains deferred in AOCI related to derivative financial instruments outstanding as of December 31, 2011 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.

The following is a summary of the Company’s risk management strategies and the effect of those strategies on the consolidated financial statements.

Foreign Currency Risk Management

Forward Foreign Currency Exchange Contracts

The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt and other foreign currency-denominated operational cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the Swiss Franc and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

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

Interest Rate Risk Management

Interest Rate Swap Contracts

During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate its exposure to changes in the fair value of its Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate. On April 11, 2011, the interest rate swap agreement was terminated by the Company at a loss of $7.6 million. This loss has been recorded as an adjustment to the carrying value of the Company’s Euro Debt and will be recognized within interest expense over the remaining term of the debt, through October 4, 2013. During the three-month and nine-month periods ended December 31, 2011, $0.8 million and $2.3 million of this loss, respectively, was recognized as interest expense within the Company’s unaudited consolidated statements of operations.

See Note 3 for further discussion of the Company’s accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of December 31, 2011 and April 2, 2011:

	$000,000,	$000,000,	$000,000,	$000,000,	$000,000,	$000,000,
	December 31, 2011			April 2, 2011
Type of Investment	Short-term < 1 year	Non-current 1 - 3 years	Total	Short-term < 1 year	Non-current 1 - 3 years	Total
			(millions)
Held-to-Maturity:
Government bonds — U.S.	$5.0	$0.6	$5.6	$90.8	$12.7	$103.5

Total held-to-maturity investments	$5.0	$0.6	$5.6	$90.8	$12.7	$103.5

Available-for-Sale:
Government bonds — U.S.	$8.6	$2.4	$11.0	$32.3	$68.1	$100.4
Government bonds — non-U.S.	41.5	43.7	85.2	—	—	—
Corporate bonds — non-U.S.	62.2	23.1	85.3	—	—	—
Variable rate municipal securities — U.S.	42.9	—	42.9	14.5	—	14.5
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	0.4	0.4	—	0.5	0.5

Total available-for-sale investments	$155.2	$71.9	$227.1	$46.8	$70.9	$117.7

Other:
Time deposits and other	$226.1	$—	$226.1	$456.3	$—	$456.3

Total Investments	$386.3	$72.5	$458.8	$593.9	$83.6	$677.5

No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal periods presented.

See Note 3 to the Company’s Fiscal 2011 10-K for further discussion of the Company’s accounting policies relating to its investments.

13.    Commitments and Contingencies

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), the Company’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Ralph Lauren, its Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted the Company’s motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, the Company moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment. In an April 11, 2008 Decision and Order, the Court granted Ralph Lauren’s summary judgment motion to dismiss most of the claims against the Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court’s ruling. On January 23, 2012, the Court granted the Company’s motion to exclude Wathne’s proposed damages report thereby limiting Wathne’s presently asserted damages theory and the amount of damages that may be asserted to a jury. The Court has permitted Wathne to revise its alleged damages analysis. Accordingly, while a trial has been scheduled for April 2012, it is uncertain whether the matter will be reached for trial at such time. The Company intends to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial statements.

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

14.    Equity

Summary of Changes in Equity

	Nine Months Ended
	December 31, 2011	January 1, 2011
	(millions)
Balance at beginning of period	$3,304.7	$3,116.6
Comprehensive income:
Net income attributable to RLC	586.6	494.4
Foreign currency translation adjustments	(60.2)	29.0
Net realized and unrealized gains (losses) on derivatives	52.0	(0.9)
Net unrealized gains (losses) on available-for-sale investments	(0.1)	(0.1)
Net unrealized gains (losses) on defined benefit plans	(0.8)	—

Total comprehensive income	577.5	522.4

Cash dividends declared	(55.4)	(28.7)
Repurchases of common stock	(419.4)	(347.7)
Shares issued and equity grants made pursuant to stock-based compensation plans	122.3	150.4

Balance at end of period	$3,529.7	$3,413.0

Common Stock Repurchase Program

On May 24, 2011, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows it to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the nine months ended December 31, 2011, 3.2 million shares of Class A common stock were repurchased by the Company at a cost of $395.1 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was approximately $577 million as of December 31, 2011. In addition, 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”) and 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”).

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

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On February 8, 2011, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.10 per share to $0.20 per share. The third quarter Fiscal 2012 dividend of $0.20 per share was declared on December 19, 2011, was payable to stockholders of record at the close of business on December 30, 2011, and was paid on January 13, 2012. Dividends paid amounted to $55.8 million during the nine months ended December 31, 2011 and $28.9 million during the nine months ended January 1, 2011.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact on Results

A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	December 31, 0	December 31, 0	December 31, 0	December 31, 0
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(millions)
Compensation expense	$21.2	$18.1	$55.2	$48.9

Income tax benefit	$(7.3)	$(6.4)	$(19.2)	$(17.7)

The Company issues its annual grant of stock-based compensation awards in the second quarter of its fiscal year. Due to the timing of the annual grant, stock-based compensation cost recognized during the three-month and nine-month periods ended December 31, 2011 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2012.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the nine months ended December 31, 2011 and January 1, 2011 were as follows:

	December 31, 0	December 31, 0
	Nine Months Ended
	December 31, 2011	January 1, 2011
Expected term (years)	4.7	4.6
Expected volatility	44.7%	44.3%
Expected dividend yield	0.73%	0.51%
Risk-free interest rate	1.3%	1.6%
Weighted-average option grant date fair value	$49.06	$28.16

A summary of the stock option activity under all plans during the nine months ended December 31, 2011 is as follows:

December 31, 0
Number of Shares
(thousands)
Options outstanding at April 2, 2011	3,804
Granted	554
Exercised	(711)
Cancelled/Forfeited	(86)

Options outstanding at December 31, 2011	3,561

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, as well as certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The Company’s weighted-average grant date fair values of performance-based RSUs granted during the nine months ended December 31, 2011 and January 1, 2011 were $124.43 and $74.95, respectively. The Company’s weighted-average grant date fair value of service-based RSUs granted during the nine months ended December 31, 2011 was $132.94. The Company did not grant any service-based RSUs during the nine months ended January 1, 2011, and there was no restricted stock granted during the nine months ended December 31, 2011 or January 1, 2011.

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

A summary of the restricted stock and RSU activity during the nine months ended December 31, 2011 is as follows:

	Restricted Stock	Restricted Stock	Restricted Stock
	Restricted Stock	Service- based RSUs	Performance- based RSUs
	Number of Shares	Number of Shares	Number of Shares
		(thousands)
Nonvested at April 2, 2011	8	342	1,416
Granted	—	34	429
Vested	—	(120)	(468)
Cancelled	—	—	(53)

Nonvested at December 31, 2011	8	256	1,324

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2011 10-K. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory. All intercompany revenues, including such sales between segments, are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

Net revenues and operating income for each of the Company’s segments are as follows:

	December 31, 0	December 31, 0	December 31, 0	December 31, 0
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
		(millions)
Net revenues:
Wholesale	$750.0	$676.3	$2,418.5	$2,026.1
Retail	1,006.0	821.6	2,680.8	2,072.9
Licensing	49.6	50.1	137.3	134.4

Total net revenues	$1,805.6	$1,548.0	$5,236.6	$4,233.4

	December 31, 0	December 31, 0	December 31, 0	December 31, 0
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(millions)
Operating income:
Wholesale	$115.5	$130.3	$513.1	$475.9
Retail	194.4	152.9	513.5	362.0
Licensing	31.9	29.7	86.8	80.8

	341.8	312.9	1,113.4	918.7
Unallocated corporate expenses	(71.7)	(66.6)	(210.4)	(190.8)

Total operating income	$270.1	$246.3	$903.0	$727.9

Depreciation and amortization expense for each segment is as follows:

	December 31, 0	December 31, 0	December 31, 0	December 31, 0
	Three Months Ended		Nine Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(millions)
Depreciation and amortization:
Wholesale	$16.7	$12.5	$48.5	$42.7
Retail	29.6	28.0	86.1	66.6
Licensing	0.2	0.4	0.8	1.0
Unallocated corporate expenses	10.3	9.5	32.8	32.5

Total depreciation and amortization	$56.8	$50.4	$168.2	$142.8

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    Additional Financial Information

Cash Interest and Taxes

	Three Months Ended			Nine Months Ended
	December 31, 2011	January 1, 2011		December 31, 2011	January 1, 2011
	(millions)
Cash paid for interest	$14.4	$15.3	(a)	$21.5	$18.1	(a)

Cash paid for income taxes	$69.8	$56.5		$95.1	$180.4

(a)	Net of $0.4 million cash received related to the interest rate swap on the Company’s Euro Debt, which was terminated in April 2011 (see Note 12).

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $48.7 million for the nine months ended December 31, 2011 and $19.2 million for the nine months ended January 1, 2011. Significant non-cash investing activities also included the non-cash allocation of fair value of the net assets acquired in connection with the South Korea Licensed Operations Acquisition on January 1, 2011. See Note 5 for further discussion of this acquisition.

Significant non-cash financing activities during the nine months ended January 1, 2011 included the conversion of 11.3 million shares of Class B common stock into an equal number of shares of Class A common stock by Mr. Ralph Lauren, pursuant to the terms of the security.

There were no other significant non-cash investing or financing activities for the fiscal periods presented.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, certain risks, uncertainties and other factors may cause results to differ materially from expectations and may also affect our forward-looking statements, including, among other items:

•	the loss of key personnel, including Mr. Ralph Lauren;

•

the impact of global economic conditions, including the ongoing sovereign debt crisis and the recent downgrades in Europe, on our ability, as well as the ability of our customers, suppliers and vendors to access sources of liquidity;

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

•

the impact of the downgrade by Standard & Poor’s (“S&P”) on the credit ratings of the United States and other countries and the risk of further downgrades by S&P or other credit agencies on the credit ratings of such countries;

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

On August 11, 2011, at the Annual Meeting of Stockholders of the Company, our stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name from Polo Ralph Lauren Corporation to Ralph Lauren Corporation. The Company’s name change became effective on August 15, 2011. In this Form 10-Q, references to “Ralph Lauren,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Ralph Lauren Corporation and its subsidiaries (“RLC”), unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-Q as “licensing alliances.” We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2012 will end on March 31, 2012 and will be a 52-week period (“Fiscal 2012”). Fiscal year 2011 ended on April 2, 2011 and also reflected a 52-week period (“Fiscal 2011”). The third quarter for Fiscal 2012 ended on December 31, 2011 and was a 13-week period. The third quarter of Fiscal 2011 ended on January 1, 2011 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in our financial position, and results of our operations. MD&A is organized as follows:

•

Overview.    This section provides a general description of our business and a summary of financial performance for the three-month and nine-month periods ended December 31, 2011 and January 1, 2011. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 31, 2011 and January 1, 2011.

•

Financial condition and liquidity.    This section provides an analysis of our cash flows for the nine-month periods ended December 31, 2011 and January 1, 2011, as well as a discussion of our financial condition and liquidity as of December 31, 2011 as compared to the end of Fiscal 2011. The discussion of our financial condition and liquidity includes (i) a discussion of our financial position compared to the end of Fiscal 2011, (ii) the available financial capacity under our credit facilities, (iii) a summary of our key debt compliance measures, and (iv) any material changes in our financial condition and contractual obligations since the end of Fiscal 2011.

•

Market risk management.    This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2011.

•

Critical accounting policies.    This section discusses any significant changes in our accounting policies since the end of Fiscal 2011. Significant changes include those considered to be important to our financial condition and results of operations and which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our audited consolidated financial statements as included in our Fiscal 2011 10-K.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our Wholesale business (representing approximately 49% of Fiscal 2011 net revenues) consists of wholesale-channel sales made principally to major department stores and specialty stores located throughout the U.S., Canada, Europe, Asia and South America. Our retail business (representing approximately 48% of Fiscal 2011 net revenues) consists of retail-channel sales directly to consumers through full-price and factory retail stores located throughout the U.S., Canada, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia; and through our retail e-commerce channel, which includes our domestic sites located at www.RalphLauren.com and www.Rugby.com, and our European sites for the United Kingdom and France (including the surrounding countries of Belgium, Luxembourg and the Netherlands) located at www.RalphLauren.co.uk and www.RalphLauren.fr, respectively. In October 2011, we expanded our e-commerce presence in Europe by launching a new retail e-commerce site in Germany located at www.RalphLauren.de, which also ships products to Austria. Our licensing business (representing approximately 3% of Fiscal 2011 net revenues) consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 33% of our Fiscal 2011 net revenues were earned in international regions outside of the U.S. and Canada.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. Accordingly, our operating results for the three-month and nine-month periods ended December 31, 2011, and cash flows for the nine-month period ended December 31, 2011 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2012.

Summary of Financial Performance

Global Economic Developments

The state of the global economy continues to influence the level of consumer spending for discretionary items. This affects our business as it is highly dependent on consumer demand for our products. The current political and economic global environments, most notably in the U.S. and Europe, have resulted in significant macroeconomic risks including high rates of unemployment, high fuel prices and continued global economic uncertainty driven in part by the European debt crisis, among other factors. These risks, combined with expectations of slower global economic growth and increased austerity measures, have adversely affected consumer and business sentiment. Despite the challenging economic environment, we continued to experience reported revenue growth during the first nine months of Fiscal 2012. However, if the global macroeconomic environment continues to be weak or worsens, the related constrained level of worldwide consumer spending and modified consumption behavior will likely have a negative effect on the Company’s sales and operating margin growth rates for the remainder of the current fiscal year and into fiscal year 2013.

In addition, we continue to experience the cost of goods inflation that began during the second half of Fiscal 2011 as a result of rising raw material, transportation and labor costs, as well as labor shortages in certain regions where our products are manufactured. The impact of such cost of goods inflation has been most pronounced on our Wholesale operations and was mitigated to some extent on a consolidated basis by targeted pricing actions and a more favorable channel mix during the current year-to-date period. However, these sourcing pressures are expected to continue to have a negative effect on the cost of most of our products and the related gross profit percentages at least for the remainder of Fiscal 2012.

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

Operating Results

Three Months Ended December 31, 2011 Compared to Three Months Ended January 1, 2011

During the third quarter of Fiscal 2012, we reported revenues of $1.806 billion, net income attributable to RLC of $169.0 million and net income per diluted share attributable to RLC of $1.78. This compares to revenues of $1.548 billion, net income attributable to RLC of $168.4 million and net income per diluted share attributable to RLC of $1.72 during the third quarter of Fiscal 2011.

Our operating performance for the three months ended December 31, 2011 was driven by 16.6% revenue growth, primarily due to increased comparable global retail store sales and the inclusion of revenues from our South Korea business acquired on January 1, 2011 (see “Recent Developments” for further discussion), as well as higher revenues from our U.S. and European wholesale businesses. Our gross margin percentage declined by 150 basis points to 57.1% during the third quarter of Fiscal 2012, primarily due to substantial sourcing cost increases experienced across our global businesses, particularly in our Wholesale segment, as well as the effect of an unfavorable channel mix within our European wholesale business. The decrease in gross margin percentage was partially mitigated by consolidated targeted pricing actions, as well as a more favorable geographic and channel mix driven by our retail businesses in Europe and Asia (including our recently acquired business in

South Korea). Selling, general and administrative (“SG&A”) expenses increased largely due to higher compensation-related costs and additional expenses to support our growth in sales, as well as our new business initiatives and recent acquisitions.

Net income attributable to RLC increased slightly during the third quarter of Fiscal 2012 as compared to the third quarter of Fiscal 2011, primarily due to a $23.8 million increase in operating income which was largely offset by a $23.1 million increase in the provision for income taxes. The increase in the provision for income taxes reflected a 610 basis point increase in our effective tax rate primarily driven by the absence of prior period tax reserve reductions, as well as higher pretax income. Net income per diluted share attributable to RLC also increased primarily due to lower weighted-average diluted shares outstanding during the third quarter of Fiscal 2012.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended January 1, 2011

During the nine months ended December 31, 2011, we reported revenues of $5.237 billion, net income attributable to RLC of $586.6 million and net income per diluted share attributable to RLC of $6.14. This compares to revenues of $4.233 billion, net income attributable to RLC of $494.4 million and net income per diluted share attributable to RLC of $5.01 during the nine months ended January 1, 2011.

Our operating performance for the nine months ended December 31, 2011 was driven by 23.7% revenue growth, primarily due to increased comparable global retail store sales and the inclusion of revenues from our South Korea business acquired on January 1, 2011, as well as higher revenues from our global wholesale businesses and the net favorable foreign currency effects. Our gross margin percentage declined by 50 basis points to 58.7% during the nine months ended December 31, 2011, primarily due to sourcing cost increases experienced across our global businesses, particularly in our Wholesale segment, partially mitigated by consolidated targeted pricing actions. The decrease in gross margin percentage was also partially offset by a more favorable geographic and channel mix and stronger levels of full-price sell-throughs driven by our retail businesses in Asia. SG&A expenses increased largely due to higher compensation-related costs and additional expenses to support our growth in sales, as well as our new business initiatives and recent acquisitions.

Net income attributable to RLC increased during the nine months ended December 31, 2011 as compared to the nine months ended January 1, 2011, primarily due to a $175.1 million increase in operating income, partially offset by a $78.0 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income, along with a 300 basis point increase in our effective tax rate. Net income per diluted share attributable to RLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding during the nine months ended December 31, 2011.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the third quarter of Fiscal 2012 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.009 billion, compared to $838.6 million as of the end of Fiscal 2011. The increase in our net cash and investments position was primarily due to our operating cash flows, partially offset by our treasury stock repurchases, capital expenditures and dividend payments during the nine months ended December 31, 2011. Our equity increased to $3.530 billion as of December 31, 2011 compared to $3.305 billion as of April 2, 2011, primarily due to our net income and equity issuances made pursuant to stock-based compensation arrangements, partially offset by our share repurchase activity during the nine months ended December 31, 2011.

We generated $784.2 million of cash from operations during the nine months ended December 31, 2011, compared to $594.3 million during the nine months ended January 1, 2011. The increase in operating cash flows primarily relates to the increase in net income before non-cash expenses and lower income tax payments during the nine months ended December 31, 2011, partially offset by changes in working capital. We used some of our cash availability to support our common stock repurchase program, to reinvest in our business through capital spending and to pay dividends on our common stock. In particular, we used $419.4 million to repurchase 3.4 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $160.1 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops, and investments in our facilities and technological infrastructure, and made cash dividend payments of $55.8 million.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operating results for the three-month and nine-month periods ended December 31, 2011 and January 1, 2011 has been affected by the South Korea Licensed Operations Acquisition (as defined and discussed under “Recent Developments”) that occurred on January 1, 2011.

The following discussion highlights, as necessary, the significant changes in operating results arising from the above acquisition. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Discontinuance of American Living

Subsequent to the third quarter of Fiscal 2012, the Company decided in connection with its exclusive wholesale partner J.C. Penney Company, Inc. (“JCPenney”) to discontinue the majority of its products sold under the American Living brand created for and sold to JCPenney, effective for the Fall 2012 wholesale selling season. The discontinuance of these American Living product lines is not expected to have a material impact on the Company’s consolidated or Wholesale results of operations.

Greater China Restructuring Plan

In May 2011, we initiated a restructuring plan to reposition and upgrade our existing distribution network in the Greater China region, which is comprised of mainland China, Macau, Hong Kong, Taiwan, Malaysia and Singapore. This plan includes a reduction in workforce and the closure of certain retail stores and concession shops that do not support the new merchandising strategy. Actions related to the restructuring plan continue to be refined and are anticipated to result in pretax charges of approximately $5 million to $10 million, primarily in the fourth quarter of Fiscal 2012.

South Korea Licensed Operations Acquisition

On January 1, 2011, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in South Korea (the “Ralph Lauren South Korea Business”) from a licensed to a wholly owned operation, we acquired certain net assets (including inventory) and employees from Doosan Corporation (“Doosan”) in exchange for an initial payment of approximately $25 million plus an additional aggregate payment of approximately $22 million (the “South Korea Licensed Operations Acquisition”). Doosan was our licensee for the Ralph Lauren South Korea business. We funded the South Korea Licensed Operations Acquisition with available cash on-hand. In conjunction with the South Korea Licensed Operations Acquisition, we also entered into a transition services agreement with Doosan for the provision of certain financial and information systems services, which was subsequently extended through June 30, 2012.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 Compared to Three Months Ended January 1, 2011

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended		$ Change	% / bps Change
	December 31, 2011	January 1, 2011
	(millions, except per share data)
Net revenues	$1,805.6	$1,548.0	$257.6	16.6%
Cost of goods sold(a)	(774.0)	(640.1)	(133.9)	20.9%

Gross profit	1,031.6	907.9	123.7	13.6%
Gross profit as % of net revenues	57.1%	58.6%		(150) bps
Selling, general and administrative expenses(a)	(754.3)	(655.3)	(99.0)	15.1%
SG&A expenses as % of net revenues	41.8%	42.3%		(50) bps
Amortization of intangible assets	(7.2)	(6.3)	(0.9)	14.3%

Operating income	270.1	246.3	23.8	9.7%
Operating income as % of net revenues	15.0%	15.9%		(90) bps
Foreign currency gains (losses)	(2.2)	(2.6)	0.4	(15.4)%
Interest expense	(6.3)	(4.3)	(2.0)	46.5%
Interest and other income, net	2.7	1.8	0.9	50.0%
Equity in income (loss) of equity-method investees	(2.2)	(2.8)	0.6	(21.4)%

Income before provision for income taxes	262.1	238.4	23.7	9.9%
Provision for income taxes	(93.1)	(70.0)	(23.1)	33.0%

Effective tax rate(b)	35.5%	29.4%		610 bps
Net income attributable to RLC	$169.0	$168.4	$0.6	0.4%

Net income per common share attributable to RLC:
Basic	$1.83	$1.76	$0.07	4.0%

Diluted	$1.78	$1.72	$0.06	3.5%

(a)	Includes total depreciation expense of $49.6 million and $44.1 million for the three-month periods ended December 31, 2011 and January 1, 2011, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.    Net revenues increased by $257.6 million, or 16.6%, to $1.806 billion in the third quarter of Fiscal 2012 from $1.548 billion in the third quarter of Fiscal 2011. The increase was primarily due to higher revenues from our global retail and wholesale businesses, which included favorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by $251.2 million, or 16.2%.

Net revenues for our three business segments are provided below:

	Three Months Ended		$ Change	% Change
	December 31, 2011	January 1, 2011
	(millions)
Net Revenues:
Wholesale	$750.0	$676.3	$73.7	10.9%
Retail	1,006.0	821.6	184.4	22.4%
Licensing	49.6	50.1	(0.5)	(1.0)%

Total net revenues	$1,805.6	$1,548.0	$257.6	16.6%

Wholesale net revenues — The net increase primarily reflects:

•

a $77 million net increase in our domestic businesses driven in part by incremental home product revenues related to the assumption of control over the distribution of our previously licensed bedding and bath business as of May 1, 2011. The increase also reflected increased menswear revenues, including sales from our newly launched Ralph Lauren Denim & Supply product line, as well as higher childrenswear revenues; and

•

a $25 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear, womenswear and accessories (including footwear) product lines, reflecting new product offerings and an increased presence at department stores. This sales growth was achieved despite a continued softening in the specialty store business, particularly in Southern Europe.

These increases were partially offset by:

•	a $23 million net decrease related to our Japanese businesses on a constant currency basis, including the effect of a business model shift to the Retail concessions-based channel; and

•

a $5 million net decrease in our businesses in the Greater China and Southeast Asia region, which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand, on a constant currency basis.

Retail net revenues — For purposes of the discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes our full-price Ralph Lauren stores (including concession-based shop-within-shops and Rugby stores), factory stores, Club Monaco stores and RalphLauren.com (including Rugby.com).

The net increase in Retail net revenues primarily reflects:

•	a $105 million aggregate net increase in non-comparable store sales primarily driven by:

➢

an increase of approximately $55 million related to a number of new full-price and factory store openings within the past twelve months, as well as our recently launched European retail e-commerce sites in the United Kingdom, France and Germany. This increase includes an aggregate favorable foreign currency effect of approximately $3 million, primarily related to the strengthening of the Yen in comparison to the U.S. dollar during the third quarter of Fiscal 2012. Excluding those stores and shops assumed in connection with the South Korea Licensed Operations Acquisition, there was a net increase in our average global brick and mortar store count of 13 stores and concession shops as compared to the third quarter of Fiscal 2011. Our total brick and mortar store count as of December 31, 2011 included 378 freestanding stores and 508 concession shops, including 6 freestanding stores and 172 concession shops in South Korea; and

➢	the inclusion of approximately $50 million of revenues from stores and concession-based shop-within-shops assumed in connection with the South Korea Licensed Operations Acquisition.

•

a $53 million aggregate net increase in comparable brick and mortar store sales primarily driven by our global factory stores. This increase includes an aggregate favorable foreign currency effect of approximately $4 million primarily related to the strengthening of the Yen in comparison to the U.S. dollar during the third quarter of Fiscal 2012. The increase in Retail net revenues was also due to a $26 million increase in RalphLauren.com sales. Comparable store sales are presented below:

Three Months Ended
December 31, 2011
Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	7%
Full-price Club Monaco store sales .	17%
Factory store sales	9%
RalphLauren.com sales	31%
Total increase in comparable store sales as reported	12%

Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	5%
Full-price Club Monaco store sales	17%
Factory store sales	9%
RalphLauren.com sales	31%
Total increase in comparable store sales excluding the effect of foreign currency	12%

Licensing revenues — The slight net decrease in revenues primarily reflects:

•	an approximate $1 million decrease in international licensing royalties primarily due to the South Korea Licensed Operations Acquisition; and

•	an approximate $1 million decrease in home licensing revenues primarily due to the transition of our previously licensed bedding and bath business to directly controlled operations as of May 1, 2011.

The above decreases were largely offset by:

•	an approximate $2 million increase in domestic product licensing royalties primarily driven by higher apparel and fragrance-related royalties.

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

Gross profit increased by $123.7 million, or 13.6%, to $1.032 billion in the third quarter of Fiscal 2012 from $907.9 million in the third quarter of Fiscal 2011. Gross profit as a percentage of net revenues decreased by 150 basis points to 57.1% in the third quarter of Fiscal 2012 from 58.6% in the third quarter of Fiscal 2011. This decrease was primarily due to lower global Wholesale gross margins reflecting substantial sourcing cost increases which more than offset pricing actions, as well as the effect of an unfavorable channel mix within our European wholesale businesses. The decline in gross profit as a percentage of net revenues was partially offset by slightly higher Retail gross margins, as elevated promotional activity across our domestic businesses and global sourcing cost pressures were more than offset by the effects of a more favorable geographic and product mix driven by our retail businesses in Europe and Asia (including our recently acquired business in South Korea) and targeted pricing actions.

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

We expect that current macroeconomic challenges, including inflationary pressures on raw materials and labor costs and labor shortages in certain regions where our products are manufactured, will continue to negatively affect the cost of most of our products and related gross profit percentages for at least the remainder of Fiscal 2012. See “Global Economic Developments” for further discussion of the current macroeconomic environment.

Selling, General and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $99.0 million, or 15.1%, to $754.3 million in the third quarter of Fiscal 2012 from $655.3 million in the third quarter of Fiscal 2011. This increase included an unfavorable foreign currency effect of approximately $8 million, primarily related to the strengthening of the Yen in comparison to the U.S. dollar during the third quarter of Fiscal 2012. SG&A expenses as a percentage of net revenues decreased to 41.8% in the third quarter of Fiscal 2012 from 42.3% in the third quarter of Fiscal 2011. The 50 basis point decline was primarily due to leverage on higher net revenues, partially offset by an increase in operating expenses attributable to our recent acquisitions and new business initiatives. The $99.0 million increase in SG&A expenses was primarily driven by:

•	the inclusion of incremental SG&A costs of approximately $30 million related to our acquired business in South Korea (see “Recent Developments” for further discussion);

•	higher compensation-related costs of approximately $22 million primarily related to an increase in incentive-based compensation expenses;

•

an approximate $13 million increase in rent and occupancy costs primarily to support the ongoing growth of our global businesses, including an increase in concessions-based rent expense primarily due to a business model change in Japan;

•	increased shipping, warehousing and distribution expenses of approximately $9 million to support increased sales;

•	an approximate $5 million increase in depreciation expense primarily associated with global retail store expansion; and

•	increased consulting costs of approximately $5 million, including costs relating to new global information technology systems.

Amortization of Intangible Assets.    Amortization of intangible assets increased by $0.9 million, or 14.3%, to $7.2 million in the third quarter of Fiscal 2012 from $6.3 million in the third quarter of Fiscal 2011. This increase was primarily due to the amortization of the intangible assets acquired in connection with the South Korea Licensed Operations Acquisition at the end of the third quarter of Fiscal 2011.

Operating Income.    Operating income increased by $23.8 million, or 9.7%, to $270.1 million in the third quarter of Fiscal 2012 from $246.3 million in the third quarter of Fiscal 2011. Operating income as a percentage of net revenues declined 90 basis points, to 15.0% in the third quarter of Fiscal 2012 from 15.9% in the third quarter of Fiscal 2011. The decrease in operating income as a percentage of net revenues primarily reflected the decline in gross profit margin, partially offset by the decrease in SG&A expenses as a percentage of net revenues, both as previously discussed.

Operating income and margin for our three business segments is provided below:

	Three Months Ended				$ Change	Margin Change
	December 31, 2011		January 1, 2011
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(millions)		(millions)		(millions)
Segment:
Wholesale	$115.5	15.4%	$130.3	19.3%	$(14.8)	(390) bps
Retail	194.4	19.3%	152.9	18.6%	41.5	70 bps
Licensing	31.9	64.3%	29.7	59.3%	2.2	500 bps

	341.8		312.9		28.9
Unallocated corporate expenses	(71.7)		(66.6)		(5.1)

Total operating income	$270.1	15.0%	$246.3	15.9%	$23.8	(90) bps

Wholesale operating margin decreased by 390 basis points, primarily due to lower global gross profit margins reflecting significant sourcing cost increases which more than offset pricing actions, as well as the effect of an unfavorable channel mix in Europe during the third quarter of Fiscal 2012. The decline in operating margin was also due to an increase in SG&A expenses as a percentage of net revenues largely driven by additional costs to support our new business initiatives, including the recent assumption of our previously licensed bedding and bath business and the global launch of our new Denim & Supply product line.

Retail operating margin increased by 70 basis points, primarily due to a decline in SG&A expense as a percentage of net revenues due to improved operating leverage on a global basis. The improvement in operating margin also reflected slightly higher gross margins, as global sourcing cost pressures and elevated domestic promotional activity were more than offset by targeted global pricing actions and the effect of a more favorable geographic and product mix driven by our retail businesses in Europe and Asia.

Licensing operating margin increased by 500 basis points, primarily due to lower net costs associated with the transition of our licensed businesses to wholly owned operations, including our recently acquired business in South Korea, partially offset by a slight decline in revenues.

Unallocated corporate expenses increased by $5.1 million, including higher information technology-related costs.

Foreign Currency Gains (Losses).    The effect of foreign currency exchange rate fluctuations resulted in a loss of $2.2 million in the third quarter of Fiscal 2012, compared to a loss of $2.6 million in the third quarter of Fiscal 2011. The decline reflected $1.2 million of lower losses relating to foreign currency hedge contracts, partially offset by an increase in foreign currency losses due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.    Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, interest related to our capital lease obligations and amortization of certain deferred gains or losses on derivative instruments. Interest expense increased by $2.0 million, or 46.5%, to $6.3 million in the third quarter of Fiscal 2012 from $4.3 million in the third quarter of Fiscal 2011. The increase in interest expense was primarily due to amortization of the loss associated with the termination of an interest rate swap during the first quarter of Fiscal 2012 (see Note 12 to the accompanying unaudited interim consolidated financial statements).

Interest and Other Income, net.    Interest and other income, net, increased by $0.9 million, or 50.0%, to $2.7 million in the third quarter of Fiscal 2012 from $1.8 million in the third quarter of Fiscal 2011. The increase was primarily due to higher yields, particularly related to our European investment portfolio, during the third quarter of Fiscal 2012.

Equity in Income (Loss) of Equity-Method Investees.    The equity in losses of equity-method investees of $2.2 million and $2.8 million during the third quarter of Fiscal 2012 and Fiscal 2011, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting.

Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $23.1 million, or 33.0%, to $93.1 million in the third quarter of Fiscal 2012 from $70.0 million in the third quarter of Fiscal 2011. The increase in the provision for income taxes was primarily due to a higher overall level of pretax income, as well as an increase in our reported effective tax rate of 610 basis points, to 35.5% for the third quarter of Fiscal 2012 from 29.4% for the third quarter of Fiscal 2011. The higher effective tax rate was primarily due to the absence of tax reserve reductions associated with the conclusion of tax examinations and certain favorable adjustments related to intercompany charges during the third quarter of Fiscal 2011, as well as the greater impact of unfavorable permanent items during the current period. The higher effective tax rate was partially offset by a greater proportion of earnings generated in lower-taxed jurisdictions during the third quarter of Fiscal 2012. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to RLC.    Net income increased slightly by $0.6 million, or 0.4%, to $169.0 million in the third quarter of Fiscal 2012 from $168.4 million in the third quarter of Fiscal 2011. The increase in net income primarily related to the $23.8 million increase in operating income, largely offset by the $23.1 million increase in the provision for income taxes, both as previously discussed.

Net Income per Diluted Share Attributable to RLC.    Net income per diluted share increased by $0.06, or 3.5%, to $1.78 per share in the third quarter of Fiscal 2012 from $1.72 per share in the third quarter of Fiscal 2011. The increase in diluted per share results was primarily due to the lower weighted-average diluted shares outstanding during the third quarter of Fiscal 2012 driven by our share repurchases over the last twelve months.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended January 1, 2011

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	December 31,	December 31,	December 31,	December 31,
	Nine Months Ended		$ Change	% / bps Change
	December 31, 2011	January 1, 2011
	(millions, except per share data)
Net revenues	$5,236.6	$4,233.4	$1,003.2	23.7%
Cost of goods sold(a)	(2,164.9)	(1,725.4)	(439.5)	25.5%

Gross profit	3,071.7	2,508.0	563.7	22.5%
Gross profit as % of net revenues	58.7%	59.2%		(50) bps
Selling, general and administrative expenses(a)	(2,146.9)	(1,761.6)	(385.3)	21.9%
SG&A expenses as % of net revenues	41.0%	41.6%		(60) bps
Amortization of intangible assets	(21.8)	(18.5)	(3.3)	17.8%

Operating income	903.0	727.9	175.1	24.1%
Operating income as % of net revenues	17.2%	17.2%		0 bps
Foreign currency gains (losses)	(4.2)	(1.2)	(3.0)	NM
Interest expense	(18.8)	(13.2)	(5.6)	42.4%
Interest and other income, net	9.3	5.2	4.1	78.8%
Equity in income (loss) of equity-method investees	(5.2)	(4.8)	(0.4)	8.3%

Income before provision for income taxes	884.1	713.9	170.2	23.8%
Provision for income taxes	(297.5)	(219.5)	(78.0)	35.5%

Effective tax rate(b)	33.7%	30.7%		300 bps
Net income attributable to RLC	$586.6	$494.4	$92.2	18.6%

Net income per common share attributable to RLC:
Basic	$6.32	$5.15	$1.17	22.7%

Diluted	$6.14	$5.01	$1.13	22.6%

(a)	Includes total depreciation expense of $146.4 million and $124.3 million for the nine-month periods ended December 31, 2011 and January 1, 2011, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.    Net revenues increased by $1.003 billion, or 23.7%, to $5.237 billion for the nine months ended December 31, 2011 from $4.233 billion for the nine months ended January 1, 2011. The increase was primarily due to higher revenues from our global retail and wholesale businesses, which included favorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by $894.3 million, or 21.1%.

Net revenues for our three business segments are provided below:

	Nine Months Ended		$ Change	% Change
	December 31, 2011	January 1, 2011
	(millions)
Net Revenues:
Wholesale	$2,418.5	$2,026.1	$392.4	19.4%
Retail	2,680.8	2,072.9	607.9	29.3%
Licensing	137.3	134.4	2.9	2.2%

Total net revenues	$5,236.6	$4,233.4	$1,003.2	23.7%

Wholesale net revenues — The net increase primarily reflects:

•

a $276 million net increase in our domestic businesses primarily due to increased menswear revenues, including sales from our newly launched Ralph Lauren Denim & Supply product line, higher childrenswear revenues, and incremental home product revenues related to the assumption of control over the distribution of our previously licensed bedding and bath business;

•

a $101 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear, womenswear and accessories (including footwear) product lines, reflecting new product offerings and an increased presence at department stores; and

•

a $49 million net increase in revenues due to favorable foreign currency effects primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. dollar during the nine months ended December 31, 2011.

These increases were partially offset by:

•	a $37 million net decrease related to our Japanese businesses on a constant currency basis, including the effect of a business model shift to the Retail concessions-based channel.

Retail net revenues — The net increase primarily reflects:

•	a $362 million aggregate net increase in non-comparable store sales primarily driven by:

➢

an increase of approximately $212 million related to a number of new full-price and factory store openings within the past twelve months, as well as our recently launched European retail e-commerce sites in the United Kingdom, France and Germany. This increase includes an aggregate favorable foreign currency effect of approximately $20 million primarily related to the favorable performance of the Euro and the Yen, both in comparison to the U.S. dollar during the nine months ended December 31, 2011. Excluding those stores and shops assumed in connection with the South Korea Licensed Operations Acquisition, there was a net increase in our average global brick and mortar store count of 36 stores and concession shops as compared to the nine months ended January 1, 2011. Our total brick and mortar store count as of December 31, 2011 included 378 freestanding stores and 508 concession shops, including 6 freestanding stores and 172 concession shops in South Korea; and

➢	the inclusion of approximately $150 million of revenues from stores and concession-based shop-within-shops assumed in connection with the South Korea Licensed Operations Acquisition.

•

a $192 million aggregate net increase in comparable brick and mortar store sales primarily driven by our global factory and Club Monaco stores. This increase includes an aggregate favorable foreign currency effect of approximately $39 million, primarily related to the favorable performance of the Euro and the Yen, both in comparison to the U.S. dollar during the nine months ended December 31, 2011. The increase in Retail net revenues was also due to a $54 million increase in RalphLauren.com sales. Comparable store sales are presented below:

Nine Months Ended
December 31, 2011
Increases in comparable store sales as reported:
Full-price Ralph Lauren store sales	8%
Full-price Club Monaco store sales	19%
Factory store sales	14%
RalphLauren.com sales	29%
Total increase in comparable store sales as reported	14%

Increases in comparable store sales excluding the effect of foreign currency:
Full-price Ralph Lauren store sales	4%
Full-price Club Monaco store sales	19%
Factory store sales	12%
RalphLauren.com sales	29%
Total increase in comparable store sales excluding the effect of foreign currency	12%

Licensing revenues — The net increase in revenues primarily reflects:

•	a $10 million increase in domestic product licensing royalties, including higher apparel, accessories and fragrance-related royalties.

The above increase was partially offset by:

•	a $5 million decrease in international licensing royalties primarily due to the recent South Korea Licensed Operations Acquisition; and

•	a $2 million decrease in home licensing revenues primarily due to the transition of our previously licensed bedding and bath business to directly controlled operations.

Gross Profit.    Gross profit increased by $563.7 million, or 22.5%, to $3.072 billion for the nine months ended December 31, 2011 from $2.508 billion for the nine months ended January 1, 2011. Gross profit as a percentage of net revenues declined by 50 basis points to 58.7% for the nine months ended December 31, 2011 from 59.2% for the nine months ended January 1, 2011. This decrease was primarily due to sourcing cost increases experienced across our global businesses, particularly in our Wholesale segment, partially mitigated by consolidated targeted pricing actions. The decline in gross profit as a percentage of net revenues was also offset in part by a more favorable geographic and channel mix and stronger levels of full-price sell-throughs driven by our retail businesses in Asia.

Selling, General and Administrative Expenses.    SG&A expenses increased by $385.3 million, or 21.9%, to $2.147 billion for the nine months ended December 31, 2011 from $1.762 billion for the nine months ended January 1, 2011. This increase included an unfavorable foreign currency effect of approximately $53 million, primarily related to the performance of the Euro and the Yen, both in comparison to the U.S. dollar during the nine months ended December 31, 2011. SG&A expenses as a percentage of net revenues decreased to 41.0% in the nine months ended December 31, 2011 from 41.6% in the nine months ended January 1, 2011. The 60 basis point decrease was primarily due to operating leverage related to the increase in net revenues, which more than offset the increase in operating expenses attributable to our recent acquisitions and new business initiatives and the shift in channel mix to a greater Retail concentration. The $385.3 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related costs of approximately $124 million primarily due to higher incentive and stock-based compensation expenses;

•	the inclusion of SG&A costs of approximately $90 million related to our newly acquired business in South Korea (see “Recent Developments” for further discussion);

•

an approximate $49 million increase in rent and occupancy costs primarily to support the ongoing growth of our international businesses, including an increase in concessions-based rent expense primarily due to a business model change in Japan;

•	increased shipping, warehousing and distribution expenses of approximately $28 million to support increased sales;

•	an approximate $20 million increase in depreciation expense primarily associated with global retail store expansion;

•	increased consulting costs of approximately $20 million, including costs relating to new global information technology systems; and

•	increased brand-related marketing and advertising costs of approximately $10 million.

Amortization of Intangible Assets.    Amortization of intangible assets increased by $3.3 million, or 17.8%, to $21.8 million for the nine months ended December 31, 2011 from $18.5 million for the nine months ended January 1, 2011. This increase was primarily due to the amortization of the intangible assets acquired in connection with the South Korea Licensed Operations Acquisition at the end of the third quarter of Fiscal 2011.

Operating Income.    Operating income increased by $175.1 million, or 24.1%, to $903.0 million for the nine months ended December 31, 2011 from $727.9 million for the nine months ended January 1, 2011. Operating income as a percentage of net revenues remained consistent with the prior year-to-date period at 17.2% for the nine months ended December 31, 2011, as the decline in gross profit margin was offset by the decrease in SG&A expenses as a percentage of net revenues, as previously discussed.

Operating income and margin for our three business segments is provided below:

	Nine Months Ended				$ Change	Margin Change
	December 31, 2011		January 1, 2011
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(millions)		(millions)		(millions)
Segment:
Wholesale	$513.1	21.2%	$475.9	23.5%	$37.2	(230) bps
Retail	513.5	19.2%	362.0	17.5%	151.5	170 bps
Licensing	86.8	63.2%	80.8	60.1%	6.0	310 bps

	1,113.4		918.7		194.7
Unallocated corporate expenses	(210.4)		(190.8)		(19.6)

Total operating income	$903.0	17.2%	$727.9	17.2%	$175.1	— bps

Wholesale operating margin decreased by 230 basis points, primarily due to lower gross profit margins in the U.S. and Europe, reflecting sourcing cost increases which more than offset pricing actions, as well as additional costs to support our new business initiatives (including the assumption of our previously licensed bedding and bath business during the nine months ended December 31, 2011). This decrease in Wholesale operating margin was partially offset by a decrease in SG&A expenses as a percentage of net revenues due to improved operating leverage on global sales.

Retail operating margin increased by 170 basis points, primarily as a result of higher gross profit margins due to stronger full-price sell-throughs and a more favorable product and geographic mix driven by our retail businesses in Asia (including our recently acquired business in South Korea), as well as the effect of targeted global pricing actions, which more than offset the sourcing cost pressures experienced during the nine months ended December 31, 2011. The increase in Retail operating margin was partially offset by a net increase in SG&A expenses as a percentage of net revenues, primarily driven by an increase in operating expenses to support the ongoing growth of our international retail businesses, largely in South Korea.

Licensing operating margin increased by 310 basis points, primarily as a result of lower net costs associated with the transition of our licensed businesses to wholly owned operations, including our recently acquired business in South Korea, as well as increased revenues.

Unallocated corporate expenses increased by $19.6 million, primarily as a result of higher compensation related expenses and information technology related costs.

Foreign Currency Gains (Losses).    The effect of foreign currency exchange rate fluctuations resulted in a loss of $4.2 million for the nine months ended December 31, 2011, compared to a loss of $1.2 million for the nine months ended January 1, 2011. The higher foreign currency losses were primarily due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature), partially offset by $0.3 million of lower losses relating to foreign currency hedge contracts. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.    Interest expense increased by $5.6 million, or 42.4%, to $18.8 million for the nine months ended December 31, 2011 from $13.2 million for the nine months ended January 1, 2011. The increase in interest expense was primarily due to amortization of the loss associated with the termination of an interest rate swap during the first quarter of Fiscal 2012 (see Note 12 to the accompanying unaudited interim consolidated financial statements), the unfavorable foreign currency effects due to the performance of the Euro during the nine months ended December 31, 2011 compared to the same prior year period, and interest on borrowings under the Global Credit Facility (as defined in Note 12 to the accompanying interim unaudited consolidated financial statements).

Interest and Other Income, net.    Interest and other income, net, increased by $4.1 million, or 78.8%, to $9.3 million for the nine months ended December 31, 2011 from $5.2 million for the nine months ended January 1, 2011. This increase was primarily due to higher yields, particularly related to our European investment portfolio, during the nine months ended December 31, 2011, as well as the inclusion of pretax income of approximately $1.0 million related to the change in fiscal year of the Company’s Japanese subsidiary, Ralph Lauren Corporation Japan (formerly “Polo Ralph Lauren Kabushiki Kaisha”), to conform to our consolidated fiscal-year basis during the first quarter of Fiscal 2012 (see Note 2 to the accompanying interim unaudited consolidated financial statements).

Equity in Income (Loss) of Equity-Method Investees.    The equity in losses of equity-method investees of $5.2 million and $4.8 million for the nine months ended December 31, 2011 and January 1, 2011, respectively, related to our share of losses from our joint venture, the RL Watch Company, which is accounted for under the equity method of accounting.

Provision for Income Taxes.    The provision for income taxes increased by $78.0 million, or 35.5%, to $297.5 million for the nine months ended December 31, 2011 from $219.5 million for the nine months ended January 1, 2011. The increase in provision for income taxes was primarily due to a higher overall level of pretax income, as well as an increase in our reported effective tax rate of 300 basis points to 33.7% for the nine months ended December 31, 2011 from 30.7% for the nine months ended January 1, 2011. The higher effective tax rate was primarily due to the absence of tax reserve reductions associated with the conclusion of tax examinations and certain other discrete items during the nine months ended January 1, 2011, partially offset by a greater proportion of earnings generated in lower-taxed jurisdictions during the current year-to-date period. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to RLC.    Net income increased by $92.2 million, or 18.6%, to $586.6 million for the nine months ended December 31, 2011 from $494.4 million for the nine months ended January 1, 2011. The increase in net income primarily related to the $175.1 million increase in operating income, partially offset by the $78.0 million increase in the provision for income taxes, both as previously discussed.

Net Income per Diluted Share Attributable to RLC.    Net income per diluted share increased by $1.13, or 22.6%, to $6.14 per share for the nine months ended December 31, 2011 from $5.01 per share for the nine months ended January 1, 2011. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and the lower weighted-average diluted shares outstanding during the nine months ended December 31, 2011 driven by our share repurchases.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	December 31, 2011	April 2, 2011	$ Change
	(millions)
Cash and cash equivalents	$815.8	$453.0	$362.8
Short-term investments	386.3	593.9	(207.6)
Non-current investments	72.5	83.6	(11.1)
Long-term debt	(265.6)	(291.9)	26.3

Net cash and investments(a)	$1,009.0	$838.6	$170.4

Equity	$3,529.7	$3,304.7	$225.0

(a)	“Net cash and investments” is defined as cash and cash equivalents plus short-term and non-current investments, less total debt.

The increase in our net cash and investments position at December 31, 2011 as compared to April 2, 2011 was primarily due to our operating cash flows, partially offset by our use of cash to support treasury stock repurchases, capital expenditures and dividend payments. We used $419.4 million to repurchase 3.4 million shares of Class A common stock, including shares surrendered for tax withholdings, spent $160.1 million for capital expenditures, and made cash dividend payments of $55.8 million.

The increase in equity was primarily attributable to our net income and equity issuances made pursuant to stock-based compensation arrangements, partially offset by our share repurchase activity during the nine months ended December 31, 2011.

Cash Flows

	December 31,	December 31,	December 31,
	Nine Months Ended		$ Change
	December 31, 2011	January 1, 2011
	(millions)
Net cash provided by operating activities	$784.2	$594.3	$189.9
Net cash provided by (used in) investing activities	9.2	(240.8)	250.0
Net cash used in financing activities	(421.1)	(281.8)	(139.3)
Effect of exchange rate changes on cash and cash equivalents	(9.5)	8.6	(18.1)

Net increase in cash and cash equivalents	$362.8	$80.3	$282.5

Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $784.2 million during the nine months ended December 31, 2011, as compared to $594.3 million during the nine months ended January 1, 2011. This net increase in operating cash flow was primarily driven by:

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses; and

•	an increase related to income taxes due to the timing of income tax payments.

The above increases in operating cash flow were partially offset by:

•

a decrease related to accounts receivable primarily due to lower cash collections during the nine months ended December 31, 2011, which resulted in an increase in days sales outstanding compared to the prior year-to-date period;

•	a decrease related to accounts payable and accrued liabilities primarily due to the timing of payments; and

•

a decrease related to inventories primarily attributable to an increase in inventory levels to support our sales growth and product expansion, new store openings and recently acquired businesses, as well as the timing of inventory receipts. The higher inventory levels also reflect increased sourcing costs during the nine months ended December 31, 2011.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Provided by (Used in) Investing Activities.    Net cash provided by investing activities was $9.2 million during the nine months ended December 31, 2011, as compared to $240.8 million of net cash used in investing activities during the nine months ended January 1, 2011. The net increase in cash from investing activities was primarily driven by:

•

an increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During the nine months ended December 31, 2011, we received $1.248 billion of proceeds from sales and maturities of investments and used $1.070 billion to purchase investments. On a comparative basis, during the nine months ended January 1, 2011, we received $1.002 billion of proceeds from sales and maturities of investments and used $1.020 billion to purchase investments; and

•

a decrease in net cash used to fund our acquisitions and ventures from $67.8 million during the nine months ended January 1, 2011 to $10.1 million during the nine months ended December 31, 2011. During the nine months ended January 1, 2011, we used $47.0 million to fund the South Korea Licensed Operations Acquisition and $17.0 million to fund the acquisition of certain finite-lived intellectual property rights.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $421.1 million during the nine months ended December 31, 2011, as compared to $281.8 million during the nine months ended January 1, 2011. The increase in net cash used in financing activities was primarily driven by:

•

an increase in cash used in connection with repurchases of our Class A common stock. During the nine months ended December 31, 2011, 3.2 million shares of Class A common stock at a cost of $395.1 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”), and our 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”). On a comparative basis, during the nine months ended January 1, 2011, 4.0 million shares of Class A common stock at a cost of $331.0 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $16.7 million were surrendered or withheld for taxes;

•

an increase in cash used to pay dividends. During the nine months ended December 31, 2011, we used $55.8 million to pay dividends, as compared to $28.9 million during the nine months ended January 1, 2011, largely due to an increase in the quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share in February 2011; and

•

a decrease in cash received from exercise of stock options. During the nine months ended December 31, 2011, we received $41.6 million from the exercise of employee stock options, as compared to $67.7 million during the nine months ended January 1, 2011.

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

As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit borrowings outstanding under our Global Credit Facility as of December 31, 2011. As discussed further below, we may elect to draw on our Global Credit Facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business or macroeconomic development, as well as for other general corporate business purposes. We believe that our Global Credit Facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of December 31, 2011, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 16%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On May 24, 2011, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the nine months ended December 31, 2011, we repurchased 3.2 million shares of Class A common stock at a cost of $395.1 million under our share repurchase program. The remaining availability under our common stock repurchase program was approximately $577 million as of December 31, 2011.

In addition, during the nine months ended December 31, 2011, 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered to, or withheld by, us in satisfaction of taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and will be held in treasury for future use.

Dividends

Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On February 8, 2011, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share. The third quarter Fiscal 2012 dividend of $0.20 per share was declared on December 19, 2011, was payable to stockholders of record at the close of business on December 30, 2011, and was paid on January 13, 2012. Dividends paid amounted to $55.8 million during the nine months ended December 31, 2011 and $28.9 million during the nine months ended January 1, 2011.

We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition and other factors that our Board of Directors may deem relevant.

Debt and Covenant Compliance

Euro Debt

As of December 31, 2011, we had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). We have the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. We also have the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control, each holder of the Euro Debt has the option to require us to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict our ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of December 31, 2011, the carrying value of our Euro Debt was $265.6 million, compared to $291.9 million as of April 2, 2011.

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

In August 2011, we borrowed $100.0 million under the Global Credit Facility to be used for general corporate purposes, which we subsequently repaid in November 2011. As of December 31, 2011, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $15.8 million of outstanding letters of credit.

The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of December 31, 2011, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.

Chinese Credit Facility

We also have an uncommitted credit facility in China that provides for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million as of December 31, 2011) through February 9, 2012 (the “Chinese Credit Facility”). The Chinese Credit Facility is used to fund general working capital needs of our operations in China. The borrowing availability under the Chinese Credit Facility is at the sole discretion of JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by RLC and bear interest at either (i) at least 90% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. The Chinese Credit Facility does not contain any financial covenants. There were no borrowings outstanding under the Chinese Credit Facility as of December 31, 2011.

We plan to renew the Chinese Credit Facility at or around its maturity date of February 9, 2012 on similar terms as the existing facility, subject to prevailing market conditions.

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

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2011.

Foreign Currency Risk Management

We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 12 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of December 31, 2011.

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

Interest Rate Risk Management

During the first quarter of Fiscal 2011, we entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate our exposure to changes in the fair value of our Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on our Euro Debt for a variable interest rate. On April 11, 2011, we terminated the interest rate swap agreement at a loss of $7.6 million. This loss has been recorded as an adjustment to the carrying value of our Euro Debt and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During the three-month and nine-month periods ended December 31, 2011, $0.8 million and $2.3 million of this loss, respectively, was recognized as interest expense within our consolidated statements of operations.

As of December 31, 2011, there have been no other significant changes in our interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our interest rate and foreign currency exposures and the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of December 31, 2011, we had cash and cash equivalents on-hand of $815.8 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. Our other significant investments included $386.3 million of short-term investments, primarily in time deposits, municipal bonds and corporate bonds with original maturities greater than 90 days; $47.5 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $69.8 million of investments with maturities greater than one year in municipal bonds and corporate bonds; $2.3 million of auction rate securities issued through a municipality; and $0.4 million of other securities.

We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. As of December 31, 2011, we do not hold any investments in sovereign debt securities issued by Greece, Ireland, Portugal, Spain or Italy. See Note 12 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of December 31, 2011.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2011 10-K. Our estimates are often based on complex judgments, probabilities and assumptions that our management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Fiscal 2011 10-K. The following discussion only is intended to update our critical accounting policies for any significant changes in policy implemented during the nine months ended December 31, 2011.

There have been no significant changes in the application of our critical accounting policies since April 2, 2011.

Goodwill Impairment Assessment

We performed our annual impairment assessment of goodwill as of the beginning of the second quarter of Fiscal 2012. Based on the results of the impairment assessment as of July 3, 2011, we confirmed that the fair value of our reporting units significantly exceeded their respective carrying values and there are no reporting units at risk of impairment.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2011. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

South Korea Licensed Operations Acquisition

On January 1, 2011, the Company acquired control of the Ralph Lauren-branded apparel business in South Korea from Doosan that was formerly conducted under a licensed arrangement (the “South Korea Licensed Operations Acquisition”, as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). In connection with the South Korea Licensed Operations Acquisition, the Company has continued to develop supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, store operations, real estate management, finance and other administrative areas. As part of the continued development of this infrastructure, the Company has implemented and enhanced various processes, systems, and internal controls to support this business during the third quarter of Fiscal 2012.

Global Financial and Reporting System Implementation

We are in the process of implementing a new global financial and reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During the third quarter of Fiscal 2012, we continued to develop and enhance those domestic operational and financial systems previously transitioned to the new global financial and reporting system. As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which in turn result in changes in internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2011. The following is a summary of recent litigation developments.

Derivative Action

On November 22, 2011, a shareholder derivative action was filed by City Pension Fund for Firefighters and Police Officers in the City of Pembroke Pines (the “Plaintiff”), an alleged shareholder purportedly acting on behalf of the Company, in the Supreme Court of the State of New York, County of New York, naming the Company, as a nominal defendant, and naming each of the members of the Board of Directors and certain members of Company management as defendants. The complaint alleges, among other claims, breaches of fiduciary duty and waste of corporate assets by the Company’s directors for permitting excessive compensation to, and alleged related party transactions with, the Company’s Chairman and Chief Executive Officer and certain other executives, and unjust enrichment by these executives. The Plaintiff seeks damages on behalf of the Company in an unspecified amount sustained from the alleged breaches of fiduciary duty and waste of corporate assets and seeks disgorgement of excessive compensation and benefits of related party transactions. The Plaintiff also demands it be awarded the costs and disbursements of the derivative action, including reasonable attorneys’ fees. On January 12, 2012, the Company and defendants moved to dismiss the complaint.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), Ralph Lauren’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against our Company and Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted Ralph Lauren’s summary judgment motion to dismiss most of the claims against our Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court’s ruling. On January 23, 2012, the Court granted our motion to exclude Wathne’s proposed damages report thereby limiting Wathne’s presently asserted damages theory and the amount of damages that may be asserted to a jury. The Court has permitted Wathne to revise its alleged damages analysis. Accordingly, while a trial has been scheduled for April 2012, it is uncertain whether the matter will be reached for trial at such time. We intend to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on our financial statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of the Company’s Class A common stock during the fiscal quarter ended December 31, 2011:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
				(millions)
October 2, 2011 to October 29, 2011	12,718	$123.45	12,718	$577
October 30, 2011 to December 3, 2011	—	—	—	577
December 4, 2011 to December 31, 2011	—	—	—	577

	12,718		12,718

(1)	These repurchases were made on the open market under the Company’s Class A common stock repurchase program.

Item 6.    Exhibits.

31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Tracey T. Travis, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 31, 2011 and April 2, 2011, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 31, 2011 and January 1, 2011, (iii) the Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and January 1, 2011 and (iv) the Notes to Consolidated Financial Statements.

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

Date: February 8, 2012