Form 10-K
period 2012-03-31
RALPH LAUREN CORP
filed 2012-05-24
CIK 1037038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $7,923,722,282 as of October 2, 2011, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange.

At May 18, 2012, 61,877,229 shares of the registrant’s Class A common stock, $.01 par value and 30,831,276 shares of the registrant’s Class B common stock, $.01 par value were outstanding.

Part III incorporates information from certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end of March 31, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Various statements in this Form 10-K or incorporated by reference into this Form 10-K, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. These factors include, among others:

•	the loss of key personnel, including Mr. Ralph Lauren;

•

the impact of global economic conditions, including the ongoing sovereign debt crisis and the recent credit downgrades, on us, our customers, our suppliers and our vendors, and on our ability and their ability to access sources of liquidity;

•	our ability to successfully implement our anticipated growth strategies;

•	our ability to continue to expand or grow our business internationally;

•	our ability to secure our facilities and systems and those of our third party service providers from, among other things, cybersecurity breaches, acts of vandalism, computer viruses or similar events;

•	our efforts to improve the efficiency of our distribution system and to continue to enhance our global information technology systems;

•	our exposure to domestic and foreign currency fluctuations and risks associated with raw materials, transportation and labor costs;

•	the impact of fluctuations in the U.S. or global economy on consumer purchases of premium lifestyle products that we offer for sale and our ability to forecast consumer demand;

•	our ability to open new retail stores, concession shops and e-commerce websites, and expand our direct-to-consumer presence;

•

our ability to make certain strategic acquisitions of certain selected licenses held by our licensees and successfully integrate recently acquired businesses, including our operations in Asia, and certain of our operations relating to our home products;

•	our intention to introduce new products or enter into or renew alliances and exclusive relationships;

•

changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors and consolidations, liquidations, restructurings and other ownership changes in the retail industry;

•	changes to our anticipated effective tax rates in future years;

•	our ability to continue to pay dividends and repurchase Class A common stock;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

•	changes in our relationships with department store customers and licensing partners;

•	our ability to maintain our credit profile and ratings with the financial community;

•	the potential impact on our operations and customers resulting from natural or man-made disasters;

•	the impact to our business of events that are currently taking place in the Middle East, as well as from any terrorist action, retaliation and the threat of further action or retaliation; and

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

WEBSITE ACCESS TO COMPANY REPORTS AND OTHER INFORMATION

Our investor website is http://investor.ralphlauren.com. We were incorporated in June 1997 under the laws of the State of Delaware. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available at our investor website under the caption “SEC Filings” promptly after we electronically file such materials with or furnish such materials to the SEC. Information relating to corporate governance at Ralph Lauren Corporation, including our Corporate Governance Policies, our Code of Business Conduct and Ethics for all directors, officers, and employees, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Ralph Lauren Corporation securities by directors and executive officers, is available at our website under the captions “Corporate Governance” and “SEC Filings.” Paper copies of these filings and corporate governance documents are available to stockholders without charge by written request to Investor Relations, Ralph Lauren Corporation, 625 Madison Avenue, New York, New York 10022.

On August 11, 2011, at the Annual Meeting of Stockholders of the Company, our stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name from Polo Ralph Lauren Corporation to Ralph Lauren Corporation. The Company’s name change became effective on August 15, 2011. In this Form 10-K, references to “Ralph Lauren,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Ralph Lauren Corporation and its subsidiaries (“RLC”), unless the context indicates otherwise. Due to the collaborative and ongoing nature of our relationships with our licensees, such licensees are sometimes referred to in this Form 10-K as “licensing alliances.” Our fiscal year ends on the Saturday closest to March 31. All references to “Fiscal 2012” represent the 52-week fiscal year ended March 31, 2012. All references to “Fiscal 2011” represent the 52-week fiscal year ended April 2, 2011. All references to “Fiscal 2010” represent the 53-week fiscal year ended April 3, 2010.

PART I

Item 1.    Business.

General

Founded in 1967 by Mr. Ralph Lauren, we are a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories (including footwear), fragrances and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. We believe that our global reach, breadth of product and multi-channel distribution are unique among luxury and apparel companies.

We operate in three distinct but integrated segments: Wholesale, Retail and Licensing. Our Wholesale business, representing approximately 47% of Fiscal 2012 net revenues, consists of wholesale-channel sales made principally to major department stores and specialty stores located throughout the U.S., Canada, Europe, Asia and South America. Our Retail business, representing approximately 50% of Fiscal 2012 net revenues, consists of retail-channel sales directly to consumers through retail stores located throughout the U.S., Canada, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia; and through our retail e-commerce channel, which includes our domestic and European sites. During Fiscal 2012, we expanded our e-commerce presence in Europe by launching new retail e-commerce sites in France (which also services Belgium,

Luxembourg and the Netherlands) and Germany (which also services Austria), as well as in the U.S. where we launched a new retail e-commerce site for our Club Monaco business. Our Licensing business, representing approximately 3% of Fiscal 2012 net revenues, consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 38% of our Fiscal 2012 net revenues were earned in international regions outside of the U.S. See Note 22 to the accompanying audited consolidated financial statements for a summary of net revenues by segment and by geographic location.

Over the past five fiscal years, our sales have grown over 40% to $6.860 billion in Fiscal 2012 from $4.880 billion in Fiscal 2008. This growth has been largely a result of both our acquisitions and organic growth. We have diversified our business by channels of distribution, price point and target consumer, as well as by geography. Our global reach is extensive, with Ralph Lauren-branded merchandise available through our wholesale distribution channels at over 11,000 different retail locations worldwide. In addition to our wholesale distribution, we sell directly to customers throughout the world via our 379 retail stores; our 474 concessions-based shop-within-shops; and our six e-commerce sites.

We continue to invest in our business. In the past five fiscal years, we have invested approximately $1.479 billion for acquisitions and capital improvements, primarily funded through strong operating cash flow. We intend to continue to execute our long-term strategy, which includes expanding our presence internationally, extending our direct-to-consumer reach, expanding our accessories and other product and brand offerings, and investing in our operational infrastructure. See “Objectives and Opportunities” for further discussion of our long-term strategy.

We have been controlled by the Lauren family since the founding of our Company. As of March 31, 2012, Mr. Ralph Lauren, or entities controlled by the Lauren family, owned approximately 73% of the voting power of the outstanding common stock of the Company.

Seasonality of Business

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. As a result of the growth and other changes in our business, along with changes in consumer spending patterns and the macroeconomic environment, historical quarterly operating trends and working capital requirements may not be indicative of future performances. In addition, fluctuations in sales, operating income and cash flows in any fiscal quarter may be affected by, among other things, the timing of seasonal wholesale shipments and other events affecting retail sales, such as changes in weather patterns.

Working capital requirements vary throughout the year. Working capital requirements typically increase during the first half of the fiscal year as inventory builds to support peak shipping/selling periods and, accordingly, typically decrease during the second half of the fiscal year as inventory is shipped/sold. Cash provided by operating activities is typically higher in the second half of the fiscal year due to reduced working capital requirements during that period.

Objectives and Opportunities

Our core strengths include a portfolio of global luxury lifestyle brands, a strong and experienced management team, a proven ability to develop and extend our brands distributed through multiple retail channels in global markets, a disciplined investment philosophy and a solid balance sheet. Despite the various risks and uncertainties associated with the current global economic environment (as discussed further in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Developments” below, we believe our core strengths will allow us to continue to execute our strategy for long-term sustainable growth in revenue, net income and operating cash flow.

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

While balancing our long-term key strategic objectives with our near-term priorities to manage through the various risks associated with the current global economic environment, we intend to continue to pursue select opportunities for growth during the course of Fiscal 2013 and beyond. These opportunities and continued investment initiatives include:

•	International Growth Opportunities

➢

Continued development and growth of our businesses in Asia, including the continued execution of our plans to reposition our existing distribution network by securing brand-appropriate retail locations and maximizing our distribution opportunities in conjunction with the implementation of new merchandising, marketing and advertising strategies to elevate brand perception and positioning in the region; and

➢

Continued growth of our European businesses, including the expansion of our Denim & Supply Ralph Lauren and Lauren emerging brands, as well as the extension of our accessory product lines through existing and new channels of distribution.

•	Direct-to-Consumer Growth Opportunities

➢

Continued global growth and expansion of our freestanding stores and concession shops and our e-commerce operations, including the growth of our recently launched Ralph Lauren sites in Europe and Club Monaco site in the U.S. in connection with the implementation of new and refined merchandising and marketing strategies, as well as the introduction of e-commerce in Asia and Canada.

•	Product Innovation and Brand Extension Growth Opportunities

➢

Further development and broadening of our accessories product offerings, including handbags, footwear, small leathergoods and belts, eyewear and watches/jewelry, and expansion of our related distribution into new channels and geographies;

➢	Continued expansion of our Denim & Supply Ralph Lauren, Lauren, Club Monaco and RRL product assortments across various categories on a global basis; and

➢	Continued expansion of our Home and dresses product lines across our wholesale and other distribution channels.

•	Investment in Operational Infrastructure

➢

Further system enhancements and implementations to standardize operating platforms and meet the expanding needs of our global organization. Such enhancements include the continued implementation of a global operating and financial reporting system as part of a multi-year initiative, the next phase of which involves the migration of certain core areas of our domestic business to the new system, including customer order-to-cash and global merchandise procurement; and

➢

Supply chain enhancements to achieve efficiencies through the global coordination of our manufacturing and logistics operations, including in the areas of product management, merchandise alignment and planning.

•	Global Talent Development and Management

➢	Continue to enhance our organizational development and talent management to support our global growth initiatives, including the refinement of succession plans for our key leadership positions.

•	Cash Flow Reinvestment

➢

Continue to make disciplined reinvestments of our cash flows from operations to support our global growth, including through capital improvements and investments in new distribution channel and product opportunities, with an increased focus on our international initiatives.

Recent Developments

Discontinuance of American Living

During the fourth quarter of Fiscal 2012, we decided with our wholesale partner J.C. Penney Company, Inc. (“JCPenney”) to discontinue the majority of the products sold under the American Living brand created for and exclusively sold to JCPenney, effective for the Fall 2012 wholesale selling season. As a result of this decision, we recorded pretax restructuring charges of approximately $3 million primarily related to severance actions during Fiscal 2012. The discontinuance of these American Living product lines is not expected to have a material impact on the Company’s consolidated or segment results.

Asia-Pacific Restructuring Plan

In May 2011, we initiated a restructuring plan to reposition and upgrade our existing distribution network and merchandising operations in the Asia-Pacific region, which includes mainland China, Macau, Hong Kong, Taiwan, Malaysia, Singapore, Japan and South Korea (the “Asia-Pacific Restructuring Plan”). This plan includes a reduction in workforce and the closure of certain retail stores and concession shops that do not support the new merchandising strategy. Actions related to the Asia-Pacific Restructuring Plan resulted in pretax charges of approximately $6 million in Fiscal 2012.

Assumption of Bedding and Bath Operations

In May 2011, the license for our Lauren by Ralph Lauren bedding and bath products previously held by WestPoint Home, Inc. expired in accordance with the underlying agreement and we assumed control over this wholesale business. No significant payment or other consideration was provided related to this license expiration. WestPoint Home, Inc. will remain the exclusive licensee for our Lauren basic bedding program, which includes utility and blanket products.

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

Our Brands and Products

Since 1967, our distinctive brand image has been consistently developed across an expanding number of products, price tiers and markets. Our products, which include apparel, accessories (including footwear) and fragrance collections for men and women as well as childrenswear and home furnishings, comprise one of the world’s most widely recognized families of consumer brands. Reflecting a distinctive American perspective, we have been an innovator in aspirational lifestyle branding and believe that, under the direction of internationally renowned designer Mr. Ralph Lauren, we have had a considerable influence on the way people dress and the way that fashion is advertised throughout the world. We combine consumer insight with our design, marketing and imaging skills to offer, along with our licensing alliances, broad lifestyle product collections with a unified vision:

•	Apparel — Products include extensive collections of men’s, women’s and children’s clothing;

•	Accessories — Products encompass a broad range, including footwear, eyewear, watches, fine jewelry, hats, belts and leathergoods, including handbags and luggage;

•	Home — Coordinated home products include bedding and bath products, furniture, fabric and wallpaper, paint, tabletop and giftware; and

•	Fragrance — Fragrance products are sold under our Big Pony, Romance, Love, Polo, Lauren, Safari, Ralph and Black Label brands, among others.

Our lifestyle brand image is reinforced by our domestic internet sites, including RalphLauren.com, Rugby.com and ClubMonaco.com, as well as our Ralph Lauren e-commerce sites in Europe, which service the United Kingdom, France, Belgium, Luxembourg, the Netherlands, Germany and Austria.

Ralph Lauren Purple Label

In the time-honored tradition of bespoke clothing and haberdashery, Ralph Lauren Purple Label presents a level of sartorial craftsmanship unparalleled today. Refined suitings are hand-tailored from a selection of fine fabrics. Custom-tailored Made-to-Measure suits are hand-constructed by artisans trained in the art of handmade clothing. Sophisticated sportswear and dandy-inspired dress furnishings are designed with meticulous attention to every detail. Dedicated to the highest level of quality and elegance, Ralph Lauren Purple Label is the ultimate expression of luxury for the modern gentleman. Ralph Lauren Purple Label also offers benchmade footwear and Made-to-Order dress furnishings, accessories and luggage, as well as hand monogramming and custom engraving services. Ralph Lauren Purple Label is available in Ralph Lauren stores around the world, in an exclusive selection of fine specialty stores and online at our Ralph Lauren e-commerce sites, including at RalphLauren.com.

Ralph Lauren Men’s Black Label

With a sharp, modern attitude, Ralph Lauren Black Label is the essence of sophisticated dressing for men. Classic suitings feature razor-sharp tailoring and dramatically lean silhouettes. Luxe, racy sportswear is crafted from fine fabrics and designed with subtle references to technical performance wear. Ultra-stylish yet timeless, the Black Label collection is sleek, bold and masculine. Ralph Lauren Black Label is available in Ralph Lauren stores around the world, a limited selection of specialty stores and better department stores and online at our Ralph Lauren e-commerce sites, including at RalphLauren.com.

Ralph Lauren Men’s Black Label Denim

Introduced in 2011, Ralph Lauren Men’s Black Label Denim represents the next evolution of luxe, ultramodern denim for men, with fashion-forward fits, chic signature details and a focus on authentic innovative treatments. With a renegade edge and international appeal, Black Label Denim redefines iconic pieces in luxury and rugged fabrics, with accents that capture Ralph Lauren’s unique sensibility, from utility and leather to western and automotive. Confident and masculine, Ralph Lauren combines state-of-the-art denim and superfine sportswear to create the ultimate in cool sophistication. Black Label Denim is available at select Ralph Lauren stores around the world, at select better department stores, and online at our Ralph Lauren e-commerce sites, including at RalphLauren.com.

Polo Ralph Lauren

Authentic and iconic, Polo is the original symbol of the modern preppy lifestyle. Combining Ivy League classics and time-honored English haberdashery with downtown styles and All-American sporting looks, Polo sportswear and tailored clothing present a one-of-a-kind vision of menswear that is stylish and timeless, and appeals to all generations of men. Polo’s signature aesthetic — along with our renowned polo player logo — is recognized worldwide as a mark of contemporary heritage excellence. Polo is available in Ralph Lauren stores around the world, better department stores, select specialty stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Lauren for Men

Classic and polished, Lauren for Men conveys a spirit of tradition with a contemporary attitude. A complete collection of men’s tailored clothing, including suits, sport coats, dress shirts, dress pants, tuxedos, topcoats and ties, the Lauren men’s line offers the sophisticated spirit and preppy heritage of Ralph Lauren menswear at a more accessible price point. A soft, natural shoulder and modern construction details ensure elegant styling with superior comfort and the integrity of a well-made garment. Lauren for Men is available at select department stores around the world.

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

Ralph Lauren Women’s Collection

Each runway season, Ralph Lauren’s most dramatic vision of women’s fashion is presented to the world. Timeless and sophisticated, Women’s Collection reflects Ralph Lauren’s definitive design philosophy in its groundbreaking juxtapositions of feminine glamour with impeccable tailoring once found only in menswear. From exquisite hand-embroidered evening gowns worn on the red carpet to luxurious hand-finished cashmere tweed suitings to chic vintage denim inspired by rustic Americana, Women’s Collection is the epitome of modern, rarefied fashion. Ralph Lauren Women’s Collection is available in Ralph Lauren stores around the world, in an exclusive selection of fine specialty stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Ralph Lauren Women’s Black Label

Black Label is the essence of sleek, modern sophistication for women. Proportions are chic and dramatic, ranging from menswear-inspired silhouettes to shimmering and feminine eveningwear. Fabrics are ultra-luxe and textural, color statements are rich and striking, and racy technical references infuse this glamorous collection with a bold, sexy edge. Black Label is offered in select Ralph Lauren stores around the world, designer boutiques, fine specialty stores, better department stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Ralph Lauren Blue Label

Modern and eclectic with a sexy, youthful spirit, Blue Label embodies the iconic Ralph Lauren sensibility in its mix of vintage Ivy League prep, heritage equestrian, romantic bohemian and rugged Western inspirations. Unmistakably Ralph Lauren in its elegance and sophistication, Blue Label defines a fresh, free-spirited femininity. Blue Label is offered in Ralph Lauren stores around the world, better department stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Lauren by Ralph Lauren

Lauren translates the sophisticated luxury of Ralph Lauren womenswear into an affordable wardrobe for every occasion. From timeless essentials with special finishing touches to polished silhouettes with a chic, modern spirit, Lauren maintains an elegant, feminine heritage while making strong seasonal fashion statements. Lauren Active infuses a fashion sensibility into practical sports apparel for golf, tennis, yoga and weekend wear. Lauren Jeans Co. presents a fresh perspective on denim with a breadth of styles and a complementary collection of sportswear items. Lauren Handbags, first introduced for the Fall 2010 season, add to a wide range of accessories offerings from Lauren, including belts, scarves, gloves, footwear and jewelry. Lauren offers a range of true, consistent fits from Petites to Women’s sizes. Lauren is sold in select department stores in the U.S., Europe, Canada and Mexico, and is also available online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Pink Pony

Established in 2000, Pink Pony is Ralph Lauren’s worldwide initiative in the fight against cancer. Pink Pony supports programs for early diagnosis, education, treatment and research, and is dedicated to bringing patient navigation and quality cancer care to medically underserved communities. A percentage of sales from all Pink Pony products benefits the Pink Pony Fund of the Polo Ralph Lauren Foundation and other major cancer charities around the world. Pink Pony consists of feminine, slim-fitting women’s sportswear and accessories crafted in luxurious fabrics. From hooded sweatshirts and cotton mesh polos to canvas tote bags and cashmere yoga pants, all Pink Pony items feature our iconic pink Polo Player — a symbol of our commitment to the fight against cancer. Pink Pony is available at select Ralph Lauren stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. In October 2009, Pink Pony was first introduced at Bloomingdale’s, and is available on select occasions. To learn more about Pink Pony and our Company’s other philanthropic efforts, please visit RalphLauren.com/Philanthropy.

RRL

RRL captures an authentic American spirit with a focus on integrity, character and timeworn charm. Founded in 1993 and named after Ralph and Ricky Lauren’s “Double RL” ranch in Colorado, RRL offers a mix of selvage denim, vintage apparel and accessories and rugged sportswear with roots in workwear and military gear. With denim at the heart of the brand, RRL is dedicated to time-honored details and the highest quality workmanship — from ring-spun long-staple cotton yarns to traditional dyeing techniques to hand-applied artisanal finishes that result in one-of-a-kind, exceptionally durable pieces. In Spring 2010, RRL launched womenswear with the same vintage heritage. RRL is available at RRL stores and select Ralph Lauren stores around the world, as well as online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

RLX Ralph Lauren

Created to answer the demand for superior high-performance outfitting, RLX Ralph Lauren for men and women unites the highest standards of luxury, technology and style. From cutting-edge functional gear for professional athletes to exceptionally luxe lifestyle apparel for modern living, RLX Ralph Lauren defines the next evolution of design with a philosophy focused on purity of form, unique construction techniques and innovative fabrications. The RLX Ralph Lauren line is available around the world at select Ralph Lauren stores, top specialty and department stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Denim & Supply Ralph Lauren

Introduced in Fall 2011 and anchored in Ralph Lauren’s authentic American heritage, Denim & Supply Ralph Lauren for men and women offers a new approach to denim and sportswear, capturing the weathered character of found vintage pieces and styling them with an eclectic, individualistic spirit. For her, unexpected mixes — feminine with utility, rough with romantic — create sexy, bohemian style. For him, American classics mix with rugged outdoorsman looks to define a new carefree tradition of denim dressing. Artisanal details — from unique treatments and slash-and-mending to metalwork and beading — complete this modern statement of free-spirited, down-to-earth denim. Denim & Supply Ralph Lauren is available domestically at Macy’s, in Europe at our inaugural Denim & Supply store in Amsterdam and select specialty stores, in Canada at select specialty stores, and in Asia at select specialty stores and concession-based shop-within-shops. In addition, Denim & Supply Ralph Lauren is available online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Golf

Tested and worn by top-ranked professional golfers, Polo Golf for men and Ralph Lauren Golf for women define heritage excellence in the world of golf. With a sharpened focus on the needs of the modern player but always rooted in the rich design tradition of Ralph Lauren, the Golf collections combine state-of-the-art performance wear with luxurious finishing touches for collections that travel effortlessly between the course and the clubhouse. The RLX Golf collection is ultramodern, graphic and dedicated to performance-driven design. From progressive fits and sophisticated styles to the technologically advanced fabrics, RLX golf is the ultimate in functional luxury. Ralph Lauren is proud to sponsor Tom Watson, Davis Love III, Jonathan Byrd, Morgan Pressel,

Luke Donald, Webb Simpson, Matteo Manassero, Billy Horschel, Ben Martin and Charles Howell III. The Polo, Ralph Lauren and RLX Golf collections are available in select Ralph Lauren stores around the world, the most exclusive private clubs and resorts, and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Rugby

Launched in 2004, Rugby translates Ralph Lauren’s legacy of authentic prep into an eclectic, irreverent collection for young men and women. Cool and rebellious, vintage varsity and heritage classics are reinvented with a chic downtown flair and playful, sexy vibe for an individualistic approach to personal style. Iconic logos, vintage patches and spirited crests give Rugby a bold, one-of-a-kind edge. The Rugby collections are available at Rugby stores throughout the U.S. and at Rugby.com, as well as at our international Rugby stores in the U.K. and Japan, including our recently opened Rugby store in Nagoya, Japan.

Ralph Lauren Childrenswear

Ralph Lauren Childrenswear is designed to reflect the timeless heritage and modern spirit of Ralph Lauren’s collections for men and women. Signature classics, including iconic polo knit shirts and luxurious cashmere cable sweaters, are interpreted in the most sophisticated and vibrant colors. Fashionable styles are inspired by Ralph Lauren’s unique vision each season — from All-American sportswear with preppy and equestrian inspirations to tailored and elegant ensembles for special occasions. Ralph Lauren Childrenswear is available in a full range of sizes for children, from Layette, Infant and Toddler to Girls size 16 and Boys size 20. Ralph Lauren Childrenswear can be found in select Ralph Lauren stores, better department stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Accessories (including Footwear)

Ralph Lauren accessories for men and women reflect the distinctive design philosophies known throughout the world of Ralph Lauren and represent a continuous dedication to impeccable craftsmanship and iconic beauty. Ralph Lauren accessories for women capture a wide array of timeless styles, from a glamorous handmade alligator Ricky Bag that takes up to 12 hours to craft to weathered canvas saddle bags with authentic equestrian hardware to vintage luggage-inspired handbags that recall the golden age of travel. Ralph Lauren’s signature motifs can be found throughout — from jockey-print scarves, riding boots with equestrian hardware and vintage aviator sunglasses to striking diamante evening shoes, romantic ruffled scarves and antique, one-of-a-kind belts and jewelry. Ralph Lauren accessories and dress furnishings are a man’s most refined finishing touch. Iconic and innovative neckties, which launched the Polo brand in 1967, are woven from the finest silks. Footwear ranges from velvet monogrammed slippers and benchmade dress shoes to hand-sewn penny loafers and rugged suede and shearling duck boots. Handcrafted luggage and leathergoods combine handsome sophistication with functionality. Each accessory is meticulously designed to complement Ralph Lauren’s menswear collections — from vintage-inspired eyewear and Savile Row-inspired haberdashery to sleek silver engraved cuff links and engine-turned belt buckles to luxe cashmere scarves and hand-sewn shearling gloves. Ralph Lauren accessories are available in Ralph Lauren stores, select specialty stores and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Ralph Lauren Watches

In 2008, Ralph Lauren launched his premier collection of watches in partnership with internationally renowned luxury group Compagnie Financiere Richemont SA (“Richemont”). The three timepiece collections — the iconic Ralph Lauren Stirrup, the refined Ralph Lauren Slim Classique and the performance-inspired Ralph Lauren Sporting — embody Ralph Lauren’s passion for impeccable quality and exquisite design. Ralph Lauren timepieces feature the finest in Swiss Made manufacture movements and some of the world’s most luxurious materials — from pure platinum and polished 18-carat gold cases to enamel dials, traditional guilloché patterns and full-cut diamonds. Each year, Ralph Lauren Watches debuts new designs that continue this legacy of authentic, high-end watchmaking, with select styles available in limited editions. Ralph Lauren Watches are available at select Ralph Lauren stores around the world and only the finest watch retailers.

Ralph Lauren Fine Jewelry

In 2010, Ralph Lauren Watch & Jewelry Co. introduced the premier collections of Ralph Lauren Fine Jewelry in celebration of Ralph Lauren’s new women’s flagship store in New York City. Inspired by brilliance, movement and the alluring tradition of fine jewelry, this debut unveiled several collections including the Ralph Lauren Diamond Link Collection, the Ralph Lauren Equestrian Collection, the Ralph Lauren Monogram Collection, the Ralph Lauren Chunky Chains Collection and the Ralph Lauren New Romantic Collection — all capturing the glamour and craftsmanship of Ralph Lauren’s most luxurious designs. The fine jewelry collections include elegantly set pavé diamond links, classic equestrian motifs stylized in shimmering diamonds, romantic chandelier earrings, chic chunky chains and lustrous pearl strands with a dazzling diamond monogram. Each piece is handcrafted using precious materials and intricate finishing techniques, highlighting a unique beauty and graceful silhouette that is signature Ralph Lauren. Ralph Lauren Fine Jewelry is available exclusively at the 888 Madison Avenue flagship store in New York City, the Avenue Montaigne flagship store in Paris and the Peninsula store in Hong Kong.

Fragrance

In 1978, Mr. Ralph Lauren expanded his lifestyle brand to encompass the world of fragrance, launching Lauren for women and Polo for men. Since then, Ralph Lauren Fragrance has captured the essence of Ralph Lauren’s men’s and women’s brands, from the timeless heritage of Lauren and Polo to the sophisticated beauty of Polo Black for men and Romance for women to the modern, fresh Ralph fragrances for her, designed to appeal to a younger audience. Women’s fragrances include Safari, Polo Sport, Ralph Lauren Blue, Lauren, Romance, the Ralph Collection, Notorious, Love, and the Big Pony collection. Men’s fragrances include Safari, Polo Sport, Polo Blue, Romance, Romance Silver, Purple Label, Explorer, Polo Black, Double Black, Red, White and Blue, and the Big Pony collection. Ralph Lauren fragrances are available in department stores, specialty and duty free stores, perfumeries, select Ralph Lauren stores and online at RalphLauren.com.

Ralph Lauren Home

As the first American fashion designer to create an all-encompassing collection for the home, Ralph Lauren presents home furnishings and accessories that reflect the enduring style and exquisite craftsmanship synonymous with the name Ralph Lauren. Whether inspired by time-honored tradition, the utmost in modern sophistication or the beauty of rare objects collected around the world, Ralph Lauren Home is dedicated to fine materials and great attention to detail for the ultimate in artisanal luxury. The collections include furniture, bed and bath linens, china, crystal, silver, decorative accessories and gifts, as well as lighting, paint, fabric, trimmings, wallcovering and floorcovering. Ralph Lauren Home offers exclusive luxury goods at select Ralph Lauren stores, trade showrooms and online at our Ralph Lauren e-commerce sites, including RalphLauren.com. The complete world of Ralph Lauren Home can be explored online at RalphLaurenHome.com.

Lauren Home

Lauren Home presents a signature design sensibility that combines heritage elegance with a fresh, modern flair. Finely crafted and highly accessible for any well-appointed home, Lauren Home offers a wide array of collections that range from classic to modern, including bedding, bath, furniture, tabletop, gifts, decorative accessories, floorcovering and lighting. Lauren Home is available at select department stores, home specialty stores around the world and online at our Ralph Lauren e-commerce sites, including RalphLauren.com.

Ralph Lauren Paint

Introduced in 1995, Ralph Lauren Paint offers exceptional-quality interior paint ranked high in the industry for performance. Inspired by classic and modern lifestyles from the world of Ralph Lauren, Ralph Lauren Paint features a signature palette of over 500 colors and a collection of unique finishes and innovative techniques. An extension of the Ralph Lauren Home lifestyle, Ralph Lauren Paint is an attainable product designed to reach a broad, yet selective audience. Ralph Lauren Paint is offered at select specialty stores in the U.S. The complete color palette, paint how-to’s and a guide to professional painters are online at RalphLaurenPaint.com.

Club Monaco

Founded in 1985, Club Monaco is an international destination for affordable, stylish luxury. Each season, Club Monaco designs, manufactures and markets its own clothing and accessories for men and women, offering key fashion pieces with modern, urban sophistication and a selection of updated classics — from the perfect white shirt and black pencil skirt to refined suiting and Italian cashmere. The brand’s signature aesthetic is defined by clean, contemporary design and a palette of versatile neutrals infused with pops of vibrant colors. Club Monaco apparel and accessories are available at Club Monaco stores around the world, as well as online in the U.S. at the recently launched ClubMonaco.com e-commerce site. In April 2012, Club Monaco further expanded its e-commerce presence in North America by launching ClubMonaco.ca in Canada. Club Monaco is currently also available in Europe at select department stores and specialty shops.

Global Brand Concepts

Chaps

Chaps translates the classic heritage and timeless aesthetic of Ralph Lauren into an accessible line for men, women, children and the home. From casual basics designed for versatility and ease of wear to smart, finely tailored silhouettes perfect for business and more formal occasions, Chaps creates interchangeable classics that are both enduring and affordable. The Chaps men’s collection is available at select department and specialty stores, primarily in the U.S. The Chaps collections for women, children and the home are available exclusively at Kohl’s Corporation and Kohls.com.

American Living

Available exclusively at JCPenney and JCP.com, American Living offers classic American style with a fresh, modern spirit and authentic sensibility. During Fiscal 2012, we decided with JCPenney to discontinue the majority of the products sold under the American Living brand, effective for the Fall 2012 wholesale selling season.

Our Wholesale Segment

Our Wholesale segment sells our products to leading upscale and certain mid-tier department stores, specialty stores and golf and pro shops, both domestically and internationally. We have continued to focus on elevating our brand by improving in-store product assortment and presentation, and improving full-price sell-throughs to consumers. As of the end of Fiscal 2012, our Ralph Lauren-branded products were sold through over 11,000 doors worldwide and during Fiscal 2012, we invested approximately $84 million in related shop-within-shops primarily in domestic and international department and specialty stores. Our products are also sold through the e-commerce sites of certain of our wholesale customers.

The primary product offerings sold through our wholesale channels of distribution include menswear, womenswear, childrenswear, accessories (including footwear) and home furnishings. Our collection brands — Women’s Ralph Lauren Collection and Black Label and Men’s Purple Label and Black Label — are distributed worldwide through a limited number of premier fashion retailers. Department stores are our major wholesale customers in North America. In Europe, our wholesale sales are a varying mix of sales to both department stores and specialty shops, depending on the country. We also distribute product to certain licensed stores run by franchisees in Europe. In addition, our Club Monaco products are distributed through select department stores and specialty shops in Europe. In Japan, our wholesale products are distributed primarily through shop-within-shops at premier and top-tier department stores, and the mix of business is weighted to Women’s Blue Label. In Greater China and Southeast Asia region, which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand, our wholesale products are sold at mid and top-tier department stores, and the mix of business is primarily weighted to Men’s and Women’s Blue Label. We sell the majority of our excess and out-of-season products through secondary distribution channels worldwide, including our retail factory stores.

Worldwide Distribution Channels

The following table presents the number of doors by geographic location, in which Ralph Lauren-branded products distributed by our Wholesale segment were sold to consumers in our primary channels of distribution as of March 31, 2012:

Location	Number of Doors
The Americas	6,587
Europe	4,377
Asia	83

Total	11,047

In addition, American Living and Chaps-branded products distributed by our Wholesale segment were sold domestically through approximately 1,800 doors as of March 31, 2012.

We have three key wholesale customers that generate significant sales volume. For Fiscal 2012, these customers in the aggregate accounted for approximately 40% of total wholesale revenues, with Macy’s, Inc. representing approximately 20% of total wholesale revenues.

Our product brands are sold primarily through our own sales forces. Our Wholesale segment maintains its primary showrooms in New York City. In addition, we maintain regional showrooms in Chicago, Dallas, Milan, Paris, London, Munich, Madrid, Stockholm and Tokyo.

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

As of March 31, 2012, we had approximately 18,000 shop-within-shops dedicated to our Ralph Lauren-branded wholesale products worldwide. The size of our shop-within-shops ranges from approximately 300 to 7,400 square feet. We normally share in the cost of building-out these shop-within-shops with our wholesale customers.

Basic Stock Replenishment Program.    Basic products such as knit shirts, chino pants, oxford cloth shirts, and selected accessories (including footwear) and Home products can be ordered at any time through our basic stock replenishment programs. We generally ship these products within two-to-five days of order receipt.

Our Retail Segment

As of March 31, 2012, our Retail segment consisted of 379 stores worldwide, totaling approximately 2.9 million gross square feet, 474 concessions-based shop-within-shops and six e-commerce websites. The extension of our direct-to-consumer reach is a primary long-term strategic goal.

Ralph Lauren Retail Stores

Our Ralph Lauren retail stores reinforce the luxury image and distinct sensibility of our brands and feature exclusive lines that are not sold in domestic department stores. We opened 10 new Ralph Lauren stores, acquired 3 previously licensed stores, and closed 16 Ralph Lauren stores in Fiscal 2012. Our retail stores are primarily situated in major upscale street locations and upscale regional malls, generally in large urban markets.

We operated the following Ralph Lauren retail stores as of March 31, 2012:

Location	Ralph Lauren Stores
The Americas	61
Europe	26
Asia	16

Total	103

Ralph Lauren stores feature the broadest range of the Ralph Lauren apparel, accessories and Home product assortments in an atmosphere reflecting the distinctive attitude and luxury positioning of the Ralph Lauren brand. Our seven flagship Ralph Lauren store locations showcase our upper-end luxury styles and products and demonstrate our most refined merchandising techniques.

In addition to generating sales of our products, our worldwide Ralph Lauren retail stores set, reinforce and capitalize on the image of our brands. Our Ralph Lauren stores range in size from approximately 800 to 38,000 square feet.

Club Monaco Retail Stores

Our Club Monaco retail stores feature fashion apparel and accessories for both men and women. The brand’s clean and contemporary signature style forms the foundation of a modern wardrobe.

As of March 31, 2012, we operated 59 Club Monaco retail stores in the U.S. and Canada. Our Club Monaco stores range in size from approximately 1,700 to 17,400 square feet.

Rugby Retail Stores

Rugby is a vertical retail format featuring an aspirational lifestyle collection of apparel and accessories for men and women. The brand is characterized by a youthful, preppy attitude which resonates throughout the line and the store experience.

As of March 31, 2012, we operated 16 Rugby retail stores, including 13 stores in the U.S., two stores in Asia and one store in Europe. Our Rugby stores range in size from approximately 900 to 7,000 square feet.

Factory Retail Stores

We extend our reach to additional consumer groups through our 201 factory stores worldwide. Our factory stores are generally located in outlet centers. During Fiscal 2012, we added 10 new factory stores, net.

We operated the following factory retail stores as of March 31, 2012:

Location	Factory Stores
The Americas	143
Europe	35
Asia	23

Total	201

•

Our factory stores in the Americas offer selections of our menswear, womenswear, childrenswear, accessories, home furnishings and fragrances. Ranging in size from approximately 2,500 to 20,000 square feet, with an average of approximately 9,800 square feet, these stores are principally located in major outlet centers in 39 states in the U.S. and in Puerto Rico.

•

Our factory stores in Europe offer selections of our menswear, womenswear, childrenswear, accessories, home furnishings and fragrances. Ranging in size from approximately 1,400 to 19,700 square feet, with an average of approximately 6,700 square feet, these stores are located in 13 countries, principally in major outlet centers.

•

Our factory stores in Asia offer selections of our menswear, womenswear, childrenswear, accessories and fragrances. Ranging in size from approximately 2,800 to 11,800 square feet, with an average of approximately 6,600 square feet, these stores are primarily located throughout Japan and in or near other major cities within the Asia-Pacific region, principally in major outlet centers.

Factory stores obtain products from our suppliers, our product licensing partners and our retail and e-commerce stores, and serve as a secondary distribution channel for our excess and out-of-season products.

Concessions-based Shop-within-Shops

In Asia, the terms of trade for shop-within-shops are largely conducted on a concessions basis, whereby inventory continues to be owned by us (not the department store) until ultimate sale to the end consumer. The salespeople involved in the sales transaction are generally our employees and not those of the department store.

As of March 31, 2012, we had 474 concessions-based shop-within-shops at 209 retail locations dedicated to our products, primarily in Asia. The size of our concessions-based shop-within-shops ranges from approximately 180 to 4,300 square feet. We share in the cost of building-out these shop-within-shops with our department store partners.

E-commerce Websites

In addition to our stores, our Retail segment sells products online through our e-commerce channel, which includes:

•	Our domestic sites located at www.RalphLauren.com and www.Rugby.com, as well as our recently launched Club Monaco site located at www.ClubMonaco.com; and

•

Our European sites for the United Kingdom located at www.RalphLauren.co.uk and for France (which also services the surrounding countries of Belgium, Luxembourg and the Netherlands) located at www.RalphLauren.fr, as well as our recently launched site for Germany (which also services Austria) located at www.RalphLauren.de.

Our Ralph Lauren e-commerce sites in the U.S. and Europe offer our customers access to a broad array of Ralph Lauren apparel, accessories and Home products, allow us to reach retail customers on a multi-channel basis and reinforce the luxury image of our brands. Our domestic RalphLauren.com site averaged 4.3 million unique visitors a month and acquired approximately 600,000 new customers, resulting in over 900,000 total customers in Fiscal 2012.

Rugby.com offers clothing and accessories for purchase along with style tips, unique videos and blog-based content. Rugby.com offers an extensive array of Rugby products for young men and women within a full lifestyle destination.

In March 2012, we expanded our e-commerce presence with the launch of ClubMonaco.com in the U.S. Subsequent to the end of Fiscal 2012, in April 2012, we further expanded our e-commerce operations in the Americas by launching ClubMonaco.ca, our first Canadian retail e-commerce site. These sites offer our domestic and Canadian customers access to our Club Monaco’s global assortment of womenswear, menswear and accessories product lines, as well as select online exclusives.

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

We grant our product licensees the right to manufacture and sell at wholesale specified categories of products under one or more of our trademarks. We grant our international geographic area licensing partners’ exclusive rights to distribute certain brands or classes of our products and operate retail stores in specific international territories. These geographic area licensees source products from us, our product licensing partners and independent sources. Each licensing partner pays us royalties based upon its sales of our products, generally subject to a minimum royalty requirement for the right to use our trademarks and design services. In addition, licensing partners may be required to allocate a portion of their revenues to advertise our products and share in the creative costs associated with these products. Larger allocations are required in connection with launches of new products or in new territories. Our licenses generally have one to five-year terms and may grant the licensees conditional renewal options.

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

Approximately 40% of our licensing revenue for Fiscal 2012 was derived from four licensing partners: Luxottica Group, S.p.A. (12%), Peerless, Inc. (10%), The Warnaco Group, Inc. (9%) and L’Oreal S.A. (9%).

Product Licenses

The following table lists our principal product licensing agreements for men’s sportswear, men’s tailored clothing, men’s underwear and sleepwear, eyewear and fragrances as of March 31, 2012. Except as noted in the table, these product licenses cover the U.S. or North America only.

Licensing Partner	Licensed Product Category
Hanes Brands	Men’s Underwear and Sleepwear
L’Oreal S.A. (global)	Men’s and Women’s Fragrances, Cosmetics, Color and Skin Care Products
Luxottica Group, S.p.A. (global)	Eyewear
Peerless, Inc.	Men’s Chaps, Lauren, Ralph and American Living Tailored Clothing
The Warnaco Group, Inc.	Men’s Chaps Sportswear

International Licenses

We believe that international markets offer additional opportunities for our quintessential American designs and lifestyle image. We work with our international licensing partners to facilitate international growth in their respective territories. International expansion/growth opportunities may include:

•	the roll out of new products and brands following their launch in the U.S.;

•	the introduction of additional product lines;

•	the entrance into new international markets;

•	the addition of Ralph Lauren stores in these markets; and

•	the expansion and upgrade of shop-within-shop networks in these markets.

The following table identifies our principal international area licensing partners (excluding Ralph Lauren Home and Club Monaco licensees) as of March 31, 2012:

Licensing Partner	Territory
Oroton Group/PRL Australia	Australia and New Zealand
P.R.L. Enterprises, S.A.(1)	Panama, Aruba, Curacao, the Cayman Islands, Costa Rica, Nicaragua, Honduras, El Salvador, Guatemala, Belize, Colombia, Ecuador, Bolivia, Peru, Antigua, Barbados, the Dominican Republic, St. Lucia, Trinidad and Tobago, and Venezuela
Commercial Madison, S.A.	Chile

(1)	Our international licensing agreement with P.R.L. Enterprises, S.A. is due to expire in June 2012, at which point we plan to assume control over the related product distribution.

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

As of March 31, 2012, our international licensing partners operated 59 Ralph Lauren stores, 27 Ralph Lauren concession shops and 58 Club Monaco stores and shops.

Ralph Lauren Home

Together with our licensing partners, we offer an extensive collection of home products that draw upon and further the design themes of our other product lines, contributing to our complete lifestyle concept. Products are sold under the Ralph Lauren Home, Lauren by Ralph Lauren, Chaps and American Living brands in three primary categories: bedding and bath, home décor and home improvement. As of March 31, 2012, we had agreements with twelve domestic and two international Home product licensing partners, and one international Home product sublicensing partner.

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

The Ralph Lauren Home, Lauren by Ralph Lauren, Chaps and American Living Home products offered by us and our product licensing partners as of March 31, 2012 primarily consisted of the following:

Category	Licensed Product	Licensing Partner
Bedding and Bath	Sheets, bedding accessories, towels, blankets, down comforters, other decorative bedding and accessories	Fremaux-Delorme, Ichida, Kohl’s Department Stores, Inc., J.C. Penney Company, Inc., WestPoint Home, Inc.(1)
Home Décor	Fabric and wallpaper	P. Kaufmann, Inc.
	Furniture	EJ Victor, Inc.
	Tabletop and giftware	Fitz and Floyd, Inc.
	Window and decorative accessories	J.C. Penney Corp., Inc.
Home Improvement	Interior paints and stains	Akzo Nobel Paints LLC

(1)

In May 2011, the license for our Lauren by Ralph Lauren bedding and bath products previously held by WestPoint Home, Inc. expired in accordance with the underlying agreement and we assumed control over this wholesale business. WestPoint Home, Inc. remains the exclusive licensee for our Lauren basic bedding program, which includes utility and blanket products.

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

Marketing and Advertising

Our marketing and advertising programs communicate the themes and images of our brands and are integral to our product offering. The majority of our advertising program is created and executed on a centralized basis through our in-house creative and advertising organization to ensure consistency of presentation, which is complemented by our marketing experts in each region who help to execute our international strategies.

We create distinctive image advertising for our brands, conveying the particular message of each one within the context of the overall Ralph Lauren aesthetic. Advertisements generally portray a lifestyle rather than a specific item and include a variety of products offered by ourselves and, in some cases, our licensing partners. Our primary advertising medium is print, with multiple page advertisements appearing regularly in a range of fashion, lifestyle and general interest magazines. Major print advertising campaigns are conducted during the fall and spring retail seasons, with additions throughout the year to coincide with product deliveries. In addition to print, we utilize television and outdoor media in certain of our marketing programs.

Our digital advertising programs focus on high impact and innovative display units, which allow us to convey our key brand messages and lifestyle positioning. We also develop digital editorial initiatives that allow for deeper education and engagement around the Ralph Lauren lifestyle, including the Ralph Lauren magazine, style guides and brand videos. We deploy these marketing and advertising initiatives through the Internet, mobile platforms and social media. Our e-commerce websites present the Ralph Lauren lifestyle on the Internet while offering a broad array of our apparel, accessories and Home product lines.

We advertise in consumer and trade print and digital media properties, and participate in cooperative advertising on a shared cost basis with some of our retailer partners. We also provide point-of-sale fixtures and signage to our wholesale customers to enhance the presentation of our products at retail locations. In addition, when our licensing partners are required to spend an amount equal to a percent of their licensed product sales on advertising, we coordinate the advertising placement on their behalf. We expensed approximately $213 million related to the advertising, marketing and promotion of our products in Fiscal 2012.

We market our brand through direct to consumer marketing, events and interactive digital activities. We use our consumer database and consumer knowledge to guide these activities. We believe our investments in shop-in-shop environments and retail stores, including our flagship locations worldwide, contribute to and enhance the themes of our brands to consumers.

We also conduct a variety of public relations activities. Each of our spring and fall womenswear collections are presented at major fashion shows in New York City, which typically generate extensive domestic and international media coverage. We introduce each of the spring and fall menswear collections at press presentations in major cities such as New York and Milan, Italy. In addition, we organize in-store appearances by our models and certain professional athletes.

We are the first exclusive outfitter for all on-court officials at the Wimbledon tennis tournament and are currently the official outfitter of all on-court officials at the U.S. Open tennis tournament. We are also the exclusive Official Parade Outfitter for the 2012 U.S. Olympic and Paralympic Teams and have the right to manufacture, distribute, advertise, promote and sell products in the U.S. which replicate the Parade Outfits and associated leisure wear. As part of our involvement with Team U.S.A. for the Summer 2012 London games, we have established a partnership with athletes serving as brand ambassadors, including members of the gymnastics, swimming, beach volleyball and Paralympics basketball teams, and others.

In January 2011, we entered into a five-year agreement with the United States Golf Association (“USGA”) to be the official apparel outfitter for the USGA and the U.S. Open Championships and serve as the championship’s largest on-site apparel supplier. Also in 2011, we entered into a five-year agreement with The Royal & Ancient to become an Official Patron of The Open Championship that is played annually on British links golf courses. As part of this agreement, we are outfitting all officials and staff members at The Open Championship and are serving as the championship’s largest on-site apparel retailer. We believe our partnerships with prestigious global tournaments reinforce our brand’s sporting heritage.

Sourcing, Production and Quality

We contract for the manufacture of our products and do not own or operate any production facilities. Over 600 different manufacturers worldwide produce our apparel, footwear, accessories and home products, with no one manufacturer providing more than approximately 3% of our total production during Fiscal 2012. We source both finished products and raw materials. Raw materials include fabric, buttons and other trim. Finished products consist of manufactured and fully assembled products ready for shipment to our customers. In Fiscal 2012, less than 2%, by dollar volume, of our products were produced in the U.S., and over 98%, by dollar volume, were produced outside the U.S., primarily in Asia, Europe and South America. See “Import Restrictions and other Government Regulations” and Item 1A — “Risk Factors — Risks Related to Our Business — Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight or labor or a manufacturer’s inability to produce our goods on time and to our specifications.”

Most of our businesses must commit to manufacture our garments before we receive customer orders. We also must commit to purchase fabric from mills well in advance of our sales. If we overestimate our primary customers’ demand for a particular product or the need for a particular fabric or yarn, we may sell the excess products or garments made from such fabric or yarn in our factory stores or through secondary distribution channels.

Suppliers operate under the close supervision of our global manufacturing division and buying agents headquartered in Asia, the Americas and Europe. All products are produced according to our specifications. Production and quality control staff in Asia, the Americas and Europe monitor manufacturing at supplier facilities in order to correct problems prior to shipment of the final product. Procedures have been implemented under our vendor certification and compliance programs, so that quality assurance is focused upon as early as possible in the production process, allowing merchandise to be received at the distribution facilities and shipped to customers with minimal interruption.

Competition

Competition is very strong in the segments of the fashion and consumer product industries in which we operate. We compete with numerous designers and manufacturers of apparel and accessories, fragrances and home furnishing products, domestic and foreign. Some of our competitors may be significantly larger and have substantially greater resources than us. We compete primarily on the basis of fashion, quality, value and service, which depend on our ability to:

•	anticipate and respond to changing consumer demands in a timely manner;

•	maintain favorable brand recognition, loyalty and reputation for quality;

•	develop and produce high quality products that appeal to consumers;

•	appropriately source raw materials at cost-effective prices;

•	appropriately price our products;

•	provide strong and effective marketing support;

•	ensure product availability; and

•	obtain sufficient retail floor space and effectively present our products at retail.

See Item 1A — “Risk Factors — Risks Relating to the Industry in Which We Compete — We face intense competition worldwide in the markets in which we operate.”

Distribution

To facilitate global distribution, our products are shipped from manufacturers to a network of distribution centers around the world for inspection, sorting, packing and delivery to retail and wholesale customers. This network includes the following primary distribution facilities:

Geographic Region	Facility Type	Facility Location	Facility Ownership
U.S.	Wholesale and Retail distribution center	Greensboro, North Carolina	Owned
	Wholesale distribution center	High Point, North Carolina	Leased
	E-commerce distribution center(1)	High Point, North Carolina	Leased
	Distribution center	Chino Hills, California	Third-party
	Distribution center	Miami, Florida	Third-party
Canada	Distribution center	Toronto, Ontario	Third-party
Europe	Distribution center	Parma, Italy(2)	Third-party
Japan	Distribution center	Yokohama, Japan	Third-party
South Korea	Distribution center	Gasan, Korea(3)	Leased
Greater China	Distribution centers	Hong Kong; China; Singapore; Malaysia;	Third-party
and Taiwan
South America	Distribution centers	Buenos Aires, Argentina;	Third-party
and Montevideo, Uruguay

(1)	This distribution center performs customer order fulfillment for RalphLauren.com, Rugby.com and ClubMonaco.com.

(2)	This distribution center performs customer order fulfillment for our European businesses, including our e-commerce operations in Europe.

(3)	Our distribution center in South Korea is in the process of being transitioned to a new leased facility in Bugok, South Korea.

All facilities are designed to allow for high density cube storage and value added services, and utilize unit and carton tracking technology to facilitate process control and inventory management. The distribution network is managed through globally integrated information technology systems.

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

In the U.S. and Europe, we utilize an automated replenishment system, Logility, to facilitate the processing of basic replenishment orders from our Retail segment and wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. We have a collaborative relationship with many of our suppliers that assists us in reducing cash-to-cash cycles in the management of our inventory.

In the U.S. and Europe, we also utilize an automated allocation system, JDA Allocation, to facilitate the flow of inventory for our Retail segment.

We are in the process of implementing a new global operating and financial reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system, scheduled to occur in phases over the next several years, began with the migration of certain of our domestic human resource systems during Fiscal 2011 and continued with transition of certain of our operational and financial systems to the new global operating and financial reporting system during Fiscal 2012. The next phase of this implementation effort involves the migration of certain core areas of our domestic business to the new system, including customer order-to-cash and global merchandise procurement, during Fiscal 2013.

See Item 1A — “Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business” and “Risk Factors —  Risks Related to Our Business —Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.”

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

Wholesale Backlog

We generally receive wholesale orders for apparel products approximately three to five months prior to the time the products are delivered to stores. Such orders are generally subject to broad cancellation rights. As of March 31, 2012, our total backlog was $1.360 billion, compared to $1.391 billion as of April 2, 2011. We expect that substantially all of our backlog orders as of March 31, 2012 will be filled within the next fiscal year. The size of our order backlog depends upon a number of factors, including the timing of the market weeks for our particular lines during which a significant percentage of our orders are received, and the timing of shipments which varies from year to year with consideration for holidays, consumer trends and concept plans. As a consequence, a comparison of the size of our order backlog from period to period may not be necessarily meaningful, nor may it be indicative of eventual shipments.

Trademarks

We own the RALPH LAUREN, POLO, POLO BY RALPH LAUREN DESIGN and the famous polo player astride a horse trademarks in the U.S. and approximately 100 countries worldwide. Other trademarks that we similarly own include:

•	LAUREN RALPH LAUREN;

•	LAUREN;

•	PURPLE LABEL;

•	BLUE LABEL;

•	BLACK LABEL;

•	PINK PONY;

•	RALPH;

•	RRL;

•	CLUB MONACO;

•	RUGBY;

•	RLX;

•	DENIM & SUPPLY RALPH LAUREN;

•	CHAPS;

•	AMERICAN LIVING; and

•	Various trademarks pertaining to fragrances and cosmetics.

Mr. Ralph Lauren has the royalty-free right to use as trademarks RALPH LAUREN, DOUBLE RL and RRL in perpetuity in connection with, among other things, beef and living animals. The trademarks DOUBLE RL and RRL are currently used by the Double RL Company, an entity wholly owned by Mr. Lauren. In addition, Mr. Lauren has the right to engage in personal projects involving film or theatrical productions (not including or relating to our business) through RRL Productions, Inc., a company wholly owned by Mr. Lauren. Any activity by these companies has no impact on us.

Our trademarks are the subjects of registrations and pending applications throughout the world for use on a variety of items of apparel, apparel-related products, home furnishings, restaurant and café services, online services and online publications and beauty products, as well as in connection with retail services, and we continue to expand our worldwide usage and registration of related trademarks. In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as extremely valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. As a result of the appeal of our trademarks, our products have been the object of counterfeiting. While we have a broad enforcement program which has been generally effective in protecting our intellectual property rights and limiting the sale of counterfeit products in the U.S. and in most major markets abroad, we face greater challenges with respect to enforcing our rights against trademark infringement in certain parts of Asia.

In markets outside of the U.S., our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, including POLO and/or a representation of a Polo Player Design, which impede our use and registration of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have, in general, successfully resolved such conflicts in the past through both legal action and negotiated settlements with third-party owners of the conflicting marks (see Item 1A — “Risk Factors — Risks Related to Our Business — Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.” and Item 3 — “Legal Proceedings” for further discussion). Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce trademarks to new markets.

Import Restrictions and Other Government Regulations

Virtually all of our merchandise imported into the Americas, Europe, and Asia is subject to duties. In addition, most of the countries to which we ship could impose safeguard quotas and duties to protect their local industries from import surges that threaten to create market disruption. The U.S. and other countries may also unilaterally impose additional duties in response to a particular product being imported (from China or other countries) at unfairly traded prices that in such increased quantities as to cause (or threaten) injury to the relevant domestic industry (generally known as “anti-dumping” actions). If dumping is suspected in the U.S., the U.S. Government may self-initiate a dumping case on behalf of the U.S. textile industry which could significantly affect our costs. Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the U.S. Government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a U.S. industry. Legislative proposals have been introduced, which, if adopted, would treat a manipulation by China of the value of its currency as actionable under the anti-dumping or countervailing duty laws.

We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement, the Caribbean Basin Initiative and other special trade programs. A portion of our imported products are eligible for certain of these duty-advantaged programs. In addition, each of the countries in which our products are sold has laws and regulations covering imports. Because the U.S. and the other countries in which our products are manufactured and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard quota,” or adjust presently prevailing duty or tariff rates or levels, we maintain a program of intensive monitoring of import restrictions and opportunities. We seek to minimize our potential exposure to import related risks through, among other measures, adjustments in product design and fabrication, shifts of production among countries and manufacturers, as well as through geographical diversification of our sources of supply.

As almost all our products are manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns resulting from the elimination of quota could adversely affect our operations. On January 1, 2005, the World Trade Organization’s 148 member nations lifted all quotas on apparel and textiles. As a result, all textiles and apparel manufactured in each member nation and exported after January 1, 2005 are no longer subject to quota restrictions. Although we generally expect that the 2005 elimination of quotas will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions,” any “anti-dumping” or “countervailing duty” actions, or any other actions impacting international trade may result, over the near term, in cost increases and in disruption of the supply chain for certain products categories. See Item 1A — “Risk Factors —  Risks Related to Our Business —  Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight or labor or a manufacturer’s inability to produce our goods on time and to our specifications” and “Risk Factors —  Risks Related to Our Business —  Our ability to conduct business in international markets may be affected by legal, regulatory, political and economic risks.”

Apparel and other products sold by us are also subject to regulation in the U.S. and other countries by other governmental agencies, including, in the U.S., the Federal Trade Commission, U.S. Fish and Wildlife Service and the Consumer Products Safety Commission, including the Consumer Product Safety Improvement Act, which imposes new limitations on the permissible amounts of lead and phthalates allowed in children’s products. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety particularly with respect to products used by children. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign rules and regulations governing the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future. Our licensed products, licensing partners, buying/sourcing agents, and the vendors and factories with which we contract with for the manufacture and distribution of our products are also subject to regulation. Our agreements require our licensing partners, buying/sourcing agents, vendors and factories to operate in compliance with all laws and regulations, and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or operating results.

Although we have not suffered any material restriction from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

Employees

As of March 31, 2012, we had approximately 25,000 employees, both full and part-time, consisting of approximately 17,000 in the U.S. and approximately 8,000 in foreign countries. Approximately 30 of our U.S. production and distribution employees in the womenswear business are members of Amalgamated Ladies Garment Cutters Union, Local 10 UNITE (which was previously known as UNITE HERE) under an industry association collective bargaining agreement, which our womenswear subsidiary has adopted. We consider our relations with both our union and non-union employees to be good.

Executive Officers

The following are our current executive officers and their principal recent business experience:

Ralph Lauren	Age 72	Mr. Lauren has been Chairman, Chief Executive Officer and a director of the Company since prior to the Company’s initial public offering in 1997, and was a member of the Advisory Board of the board of directors of the Company’s predecessors since their organization. He founded the Company in 1967 and has provided leadership in the design, marketing, advertising and operational areas since such time.

Roger N. Farah	Age 59	Mr. Farah has been President, Chief Operating Officer and a director of the Company since April 2000. He was Chairman of the board of directors of Venator Group, Inc. from December 1994 to April 2000, and was Chief Executive Officer of Venator Group, Inc. from December 1994 to August 1999. Mr. Farah is a member of the board of directors of Aetna, Inc. and Progressive Corporation.

Jackwyn L. Nemerov	Age 60	Ms. Nemerov has been Executive Vice President of the Company since September 2004 and a director of the Company since February 2007. From 1998 to 2002, she was President and Chief Operating Officer of Jones Apparel Group, Inc.

Tracey T. Travis	Age 49	Ms. Travis has been Senior Vice President of Finance and Chief Financial Officer of the Company since January 2005. Ms. Travis served as Senior Vice President, Finance of Limited Brands, Inc. from April 2002 until August 2004, and Chief Financial Officer of Intimate Brands, Inc. from April 2001 to April 2002. Prior to that time, Ms. Travis was Chief Financial Officer of the Beverage Can Americas group at American National Can from 1999 to 2001, and held various finance and operations positions at Pepsi Bottling Group from 1989 to 1999. Ms. Travis is a member of the board of directors of the Lincoln Center Theater and Campbell Soup Company.

Mitchell A. Kosh	Age 62	Mr. Kosh has served as Senior Vice President of Human Resources of the Company since July 2000. He was Senior Vice President of Human Resources of Conseco, Inc., from February 2000 to July 2000. Prior to that time, Mr. Kosh held executive human resource positions with the Venator Group, Inc. starting in 1996.

Item 1A.	Risk Factors.

There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risk factors could materially adversely affect our business, our prospects, our results of operations, our financial condition, our liquidity, the trading prices of our securities, and/or the actual outcome of matters as to which forward-looking statements are made in this report. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially adversely affect our business, financial condition and results of operations in future periods or if circumstances change.

Risks Related to Our Business

The loss of the services of Mr. Ralph Lauren, members of our executive management or other key personnel could have a material adverse effect on our business.

Mr. Ralph Lauren’s leadership in the design, marketing and operational areas of our business has been a critical element of our success since the inception of our Company. He is instrumental to, and closely identified with, our brand that bears his name. Our ability to maintain our brand image and leverage the goodwill associated with Mr. Lauren’s name may be damaged if we were to lose his services. We depend on the service and management experience of Mr. Lauren and other key executive officers, who have substantial experience and expertise in our industry and our business. The death or disability of Mr. Lauren or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on our business, financial condition and results of operations. Our other executive officers and other members of senior management have substantial experience and expertise in our business and have made significant contributions to our growth and success. The loss of the services of Roger Farah, our President and Chief Operating Officer, or one or more of our other key personnel or the concurrent loss of several of these individuals could also have a material adverse effect on our business, financial condition and results of operations. We are not protected by a material amount of key-man or similar life insurance covering Mr. Lauren, our other executive officers and certain other members of senior management. We have entered into employment agreements with Mr. Lauren and our other executive officers, but competition for experienced executives in our industry is intense and the non-compete period with respect to Mr. Lauren and certain other executive officers could, in some circumstances in the event of their termination of employment with our Company, end prior to the employment term set forth in their employment agreements.

Our business could be negatively impacted by any financial instability of our customers.

We sell our wholesale merchandise primarily to major department stores across the U.S. and Canada, Europe and Asia and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to that customer’s receivables. In the aggregate, our three largest wholesale customers constituted approximately 25% of our gross trade accounts receivable outstanding as of March 31, 2012 and contributed approximately 40% of all wholesale revenues for Fiscal 2012. Our inability to collect on our trade accounts receivable from any one of these customers could have a material adverse effect on our business, financial condition or liquidity. See Item 1 — “Business — Wholesale Credit Control.”

Uncertain economic conditions could have a negative impact on our major customers, suppliers and lenders, which in turn could materially adversely affect our operating results and liquidity.

The uncertain state of the global economy continues to impact businesses around the world. The current political and economic global environment has resulted in continued economic unpredictability, particularly in Europe where there are concerns regarding the increased debt levels of certain countries and their ability to meet future financial obligations, as well as the overall stability of the Euro currency. Although we believe that our cash provided by operations and available borrowing capacity under our credit facilities will provide us with sufficient liquidity through the current global economic uncertainty, the impact of economic conditions on our major customers, suppliers and lenders and their ability to access global capital markets cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. Deterioration in global financial markets could increase the cost of any future financing or cause our lenders to be unable to meet their funding commitments under our credit facilities. A disruption in the ability of our significant customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and the inability or failure on their part to meet their payment obligations to us, any of which could have a material adverse effect on our operating results and liquidity.

We cannot assure the successful implementation of our growth strategy.

As part of our growth strategy, we seek to extend our brands and merchandise categories, expand our geographic coverage and increase direct management of our brands by opening more of our own stores, strategically acquiring or integrating select businesses previously held by our licensees and enhancing our operations. Implementation of our strategy involves the continued expansion of our business in Asia, Europe and other international areas. As discussed in Item 1 — “Business — Recent Developments,” in Fiscal 2011, we acquired our previously licensed Ralph Lauren-branded apparel and accessories business in South Korea. In Fiscal 2010, we acquired our previously licensed Ralph Lauren-branded apparel business in the Greater China and Southeast Asia region.

We may have difficulty integrating acquired businesses into our operations, hiring and retaining qualified key employees, or otherwise successfully managing such expansion. Furthermore, we may not be able to successfully integrate the business of any licensee that we acquire into our own business or achieve any expected cost savings or synergies from such integration.

Implementation of our growth strategy involves the continuation and expansion of our retail distribution network, including our e-commerce operations, on a global basis, which is subject to many factors beyond our control. We may not be able to procure, purchase or lease desirable free-standing or department store locations, or renew and maintain existing free-standing store leases and department store locations on acceptable terms, or secure suitable replacement locations. The lease negotiation, as well as the number and timing of new stores and shop-in-shop locations actually opened during any given period and their associated contribution to net income for the period, depends on a number of factors including, but not limited to: (i) the availability of suitable financing to us and our landlords; (ii) the timing of the delivery of the leased premises to us from our landlords in order to commence build-out construction activities; (iii) our ability and our landlords’ ability to obtain all necessary governmental licenses and permits to construct and operate our stores on a timely basis; (iv) our ability to manage the construction and development costs of new stores; (v) the rectification of any unforeseen engineering or environmental problems with the leased premises; (vi) adverse weather during the construction period; and (vii) the hiring and training of qualified operating personnel in the local market. While we continue to explore new markets and are always evaluating new potential locations, any of the above factors could have an adverse impact on our financial operations. Further, as we continue to expand and increase the global presence of our e-commerce business, sales from our brick and mortar stores in areas where e-commerce sites are introduced may decline due to cannibalization.

In Europe, we lack the large wholesale distribution channels we have in the U.S., and we may have difficulty developing and maintaining successful distribution strategies and alliances in certain of the major European countries. In Asia, our primary mode of distribution is via a network of shops located within leading department stores. As we do not yet have significant experience in operating a direct-to-consumer business in this region and face established competitors, we may have difficulty in successfully retaining this network, and expanding into alternate distribution channels. In addition, certain of the international countries in which we operate, particularly in Asia, have unique operational characteristics that vary from the U.S., including but not limited to employment and labor, transportation, logistics, real estate and legal requirements, which may pose challenges to the execution and success of our related growth strategies. Further, macroeconomic trends may not be favorable, and could limit our ability to implement our growth strategies in select geographies where we have foreign operations, such as Europe and Asia.

Achievement of our growth strategy requires investment in new capabilities, distribution channels and technologies worldwide. These investments may result in short-term costs without accompanying current revenues and therefore, may be dilutive to our earnings in the short term. In addition, we may continue to incur costs in connection with repositioning our business in certain geographic areas, including in the Asia-Pacific region. Although we believe that our strategy will lead to long-term growth in revenue and profitability, the anticipated benefits may not be fully realized.

A data security or privacy breach could damage our reputation and our relationships with our customers, expose us to litigation risk and adversely affect our business.

We are dependent on information technology systems and networks, including the Internet, for a significant portion of our direct-to-consumer sales, including our e-commerce operations and retail business credit card transaction authorization and processing. We are also responsible for storing data relating to our customers and employees and rely on third parties for the operation of our e-commerce websites and for the various social media tools and websites we use as part of our marketing strategy. As part of our normal course of business, we often collect, retain, and transmit certain sensitive and confidential customer information, including credit card information, over public networks. There is a significant concern by consumers and employees over the security of personal information transmitted over the Internet, consumer identity theft and user privacy. Despite the security measures we currently have in place, our facilities and systems and those of our third party service providers may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any electronic or physical security breach involving the misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information, including penetration of our network security, whether by us or by a third-party, could disrupt our business, severely damage our reputation and our relationships with our customers, expose us to risks of litigation and liability and adversely affect our business and results of operations. Since we do not control third-party service providers and cannot guarantee that no electronic or physical computer break-ins and security breaches will occur in the future, any perceived or actual unauthorized disclosure of personally identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors and reduce our ability to attract and retain customers. We may also incur significant costs in complying with the various applicable state, federal and foreign laws regarding unauthorized disclosure of personal information.

Our business could suffer if our computer systems and websites are disrupted or cease to operate effectively.

We are dependent on our computer systems to record and process transactions and manage and operate our business, including in designing, marketing, manufacturing, importing, tracking and distributing our products, processing payments, and accounting for and reporting results. We also utilize an automated replenishment system to facilitate the processing of basic replenishment orders from our Retail segment and our wholesale customers, the movement of goods through distribution channels, and the collection of information for planning and forecasting. In addition, we have e-commerce and other Internet websites in the U.S. and Europe and have plans for new e-commerce sites in Asia and other parts of the world. Given the complexity of our business and the significant number of transactions that we engage in on an annual basis, it is imperative that we maintain constant operation of our computer hardware and software systems. Despite our preventative efforts, our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, computer viruses or power outages. Any material disruptions in our information technology systems could have a material adverse effect on our business, financial condition and results of operations.

Implementation of management information systems may negatively impact our business.

We are continually improving and upgrading our computer systems and software. We are in the process of implementing a new global operating and financial reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system, scheduled to occur in phases over the next several years, began with the migration of certain of our domestic human resource systems during Fiscal 2011 and continued with transition of certain of our operational and financial systems to the new global operating and financial reporting system during Fiscal 2012. The next phase of this implementation effort involves the migration of certain core areas of our domestic business to the new system, including customer order-to-cash settlement and global merchandise procurement, during Fiscal 2013.

Implementation of a new management information system involves risks and uncertainties. Any disruptions, delays or deficiencies in the design or implementation of a new system, such as the new global operating and financial reporting system currently being implemented, could result in increased costs, disruptions in the sourcing and shipment of our product and delays in the collection of cash from our customers, as well as have an adverse effect on our ability to timely report our financial results, all of which could materially adversely affect our business, financial condition and results of operations.

Our business is subject to risks associated with importing products and could suffer as a result of increases in the price of raw materials, freight or labor or a manufacturer’s inability to produce our goods on time and to our specifications.

We do not own or operate any manufacturing facilities and depend exclusively on independent third parties for the manufacture of all of our products. Our products are manufactured to our specifications through arrangements with over 600 foreign manufacturers in various countries. In Fiscal 2012, over 98%, by dollar value, of our products were produced outside the U.S., primarily in Asia, Europe and South America. Risks inherent in importing our products include:

•	changes in social, political and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	the imposition of additional regulations relating to imports or exports;

•	the imposition of additional duties, taxes and other charges on imports or exports;

•	significant fluctuations of the cost of raw materials;

•	increases in the cost of labor, fuel, travel and transportation;

•	disruptions of shipping and international trade caused by natural and man-made disasters;

•	significant delays in the delivery of cargo due to security considerations;

•	the imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

•	the imposition of sanctions in the form of additional duties either by the U.S. or its trading partners to remedy perceived illegal actions by national governments.

Any one of these factors could have a material adverse effect on our business, financial condition or results of operations.

In addition, the inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a substantial reduction in purchase prices, any of which could have a material adverse effect on our financial condition and results of operations. Prices of raw materials used to manufacture our products may also fluctuate and increases in prices of such raw materials could have a material adverse effect on our cost of sales. Furthermore, the cost of labor at many of our third-party manufacturers has been increasing significantly and, as the middle class in developing countries such as China continues to grow, it is unlikely that such cost pressure will abate. The cost of transportation has been increasing as well and it is unlikely that such cost pressure will abate if oil prices continue to rise and there is continued significant unrest in the Middle East. We may not be able to offset such increases in raw materials, freight or labor costs through pricing actions or other means.

Our profitability may decline as a result of increasing pressure on margins.

Our industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer spending patterns. These factors may cause us to reduce our sales prices to retailers and consumers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs. If our sales prices decline and we fail to sufficiently reduce our product costs or operating expenses, our profitability will decline. This could have a material adverse effect on our results of operations, liquidity and financial condition.

Our business is exposed to domestic and foreign currency fluctuations.

We generally purchase our products in U.S. Dollars. However, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the U.S. Dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales are primarily derived from sales in foreign currencies, as is a portion of our licensing revenues. These foreign currencies primarily include the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, the Canadian Dollar, and the British Pound Sterling, and this revenue could be materially affected by currency fluctuations. Although we hedge certain exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot fully anticipate all of our currency exposures and therefore foreign currency fluctuations may have a material adverse impact on our financial condition and results of operations. In addition, factors that could impact the effectiveness of our hedging activities include the volatility of currency markets, the accuracy of forecasted transactions and the availability of hedging instruments. As such, our hedging activities may not completely mitigate the impact of foreign currency fluctuations on our results of operations. See Item 7 —  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management.”

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

We have significant undistributed earnings held by our subsidiaries outside the U.S. We currently intend to reinvest the cash and cash equivalents arising from these earnings in order to fund strategic initiatives, working capital requirements and debt repayments (both third party and intercompany) of such foreign subsidiaries. Any future repatriation of such amounts to the U.S. could result in a significant incremental tax liability in the period in which the decision to repatriate is made.

Our Company has an exclusive relationship with certain customers for some of our products. The loss or significant decline in business of these customers could negatively impact our business.

We have exclusive relationships with certain customers for distribution of some of our products, including with Kohl’s Corporation (“Kohl’s”) for our Chaps products. Our arrangement with Kohl’s makes us dependent on the company’s financial and operational health for such products. The loss of this relationship could have an adverse effect on our Wholesale business.

Our business could suffer as a result of consolidations, liquidations, restructurings and other ownership changes in the retail industry.

Several of our department store customers, including some under common ownership, account for significant portions of our wholesale net sales. A substantial portion of sales of our licensed products by our domestic licensing partners are also made to our largest department store customers. In the aggregate, our three largest wholesale customers accounted for approximately 40% of our wholesale net sales during Fiscal 2012. There can be no assurance that consolidations, restructurings, reorganizations or other ownership changes in the department store sector will not have a material adverse effect on our wholesale business.

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

We are involved in certain legal proceedings and regulatory matters and are subject from time to time to various claims involving alleged breach of contract claims, intellectual property and other related claims, credit card fraud, security breaches in certain of our retail store information systems, employment issues, consumer matters and other litigations. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to our Company or have a negative impact on our reputation or relations with our employees, customers, licensees or other third parties. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that our Company devotes substantial time and resources to defend itself. Further, changes in governmental regulations both in the U.S., including potential changes in state laws regarding the escheatment of unredeemed gift cards, and in other countries where we conduct business operations could have an adverse impact on our results of operations. See Item 3 — “Legal Proceedings” for further discussion of our Company’s legal matters.

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

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international operations. These include:

•	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;

•

compliance with U.S. and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the U.K. Bribery Act, which prohibits U.K. and related companies from any form of bribery;

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

We cannot predict whether quotas, duties, taxes, or other similar restrictions will be imposed by the U.S., the European Union, Asia, or other countries upon the import or export of our products in the future, or what effect any of these actions would have, if any, on our business, financial condition or results of operations. Changes in regulatory, geopolitical, social or economic policies and other factors may have a material adverse effect on our business in the future or may require us to exit a particular market or significantly modify our current business practices.

Our results of operations could be affected by natural events in the locations in which we or our customers or suppliers operate.

We have operations, including retail, distribution and warehousing operations, in locations subject to natural disasters such as severe weather and geological events that could disrupt our operations. In addition, our suppliers and customers also have operations in these locations. The occurrence of natural events may result in sudden disruptions in business conditions of the local economies affected, as well as of the regional and global economies. Such disruptions could result in decreased demand for our products and disruptions in our sales channels and manufacturing and distribution networks, which could have a material adverse effect on our business, financial condition and results of operations.

Our trademarks and other intellectual property rights may not be adequately protected outside the U.S.

We believe that our trademarks, intellectual property and other proprietary rights are extremely important to our success and our competitive position. We devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities worldwide. Significant counterfeiting of our products continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some trademarks that include Polo and/or a representation of a polo player astride a horse, or otherwise have contested our rights to our trademarks. We have in the past resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition and results of operations. We cannot guarantee that the actions we have taken to establish and protect our trademarks and other proprietary rights will be adequate to prevent counterfeiting or a material adverse effect on our business or brands arising from imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, there can be no assurance that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction or at all. In addition, the laws of certain foreign countries do not protect trademarks or other proprietary rights to the same extent as do the laws of the U.S. and, as a result, our intellectual property may be more vulnerable and difficult to protect in such countries. See Item 1 — “Business — Trademarks,” and Item 3 — “Legal Proceedings.”

Our business could suffer if one of our manufacturers fails to use acceptable labor or environmental practices.

We require our licensing partners and independent manufacturers to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor, environmental or other laws by an independent manufacturer used by us or one of our licensing partners, or the divergence of an independent manufacturer’s or licensing partner’s labor or environmental practices from those generally accepted as ethical or appropriate in the U.S., could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our business, financial condition or results of operations.

Our business could suffer if we need to replace manufacturers or distribution centers.

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

In addition, we rely on a number of owned and independently-operated distribution facilities around the world to warehouse and ship products to our customers and perform other related logistic services. As such, our ability to meet the needs of our customers depends on the proper operation of our distribution centers. If any of our distribution centers were closed or were to become inoperable for any reason, we could experience a substantial loss of inventory, disruption of deliveries to our customers and our retail stores, increased costs, and longer lead times associated with the distribution of products during the period that would be required to reopen or replace the facility. These disruptions could have a material adverse effect on our business, financial condition or results of operations.

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

Although a number of our license agreements prohibit our licensing partners from entering into licensing arrangements with our competitors, our licensing partners generally are not precluded from offering, under other non-competitor brands, the types of products covered by their license agreements with us. A substantial portion of sales of our products by our domestic licensing partners are also made to our largest customers. While we have significant control over our licensing partners’ products and advertising, we rely on our licensing partners for, among other things, operational and financial control over their businesses. Changes in management, reduced sales of licensed products, poor execution or financial difficulties with respect to any of our licensing partners could adversely affect our revenues, both directly from reduced licensing revenue received and indirectly from reduced sales of our other products. See Item 1 — “Business — Our Licensing Segment.”

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

As of March 31, 2012, Mr. Ralph Lauren, or entities controlled by the Lauren family, owned approximately 73% of the voting power of the outstanding common stock of our Company. Mr. Lauren also serves as our Chairman and Chief Executive Officer, and we employ members of the Lauren family. From time to time, and as approved or authorized by our Board of Directors, we may have other business dealings with Mr. Lauren, or members of the Lauren family or entities affiliated with Mr. Lauren or the Lauren family. As a result of his stock ownership and position in our Company, Mr. Lauren has the ability to exercise significant control over our business, including, without limitation, (i) the election of our Class B common stock directors, voting separately as a class, and (ii) any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and the approval of mergers or sales of all or substantially all of our assets.

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

The industries in which we operate are cyclical. Many economic factors outside of our control affect the level of consumer spending in the apparel, cosmetic, fragrance, accessories, jewelry, watches, and home products industries, including, among others:

•	general business conditions;

•	economic downturns;

•	employment levels;

•	downturns in the stock market;

•	interest rates;

•	the housing market;

•	consumer debt levels;

•	the availability of consumer credit;

•	increases in fuel prices;

•	taxation; and

•	consumer confidence in future economic conditions.

Consumer purchases of discretionary items and luxury retail products, including our products, tend to decline during recessionary periods and at other times when disposable income is lower. A downturn or an uncertain outlook in the economies in which we, or our licensing partners, sell our products may materially adversely affect our businesses and our revenues and profits. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Global Economic Developments” for further discussion.

The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to a decrease in consumer spending and may materially adversely affect our business, revenues and profits.

We face intense competition worldwide in the markets in which we operate.

We face intense competition from other domestic and foreign fashion-oriented apparel, footwear, accessories and casual apparel producers, some of which may be significantly larger and more diversified and have greater financial and marketing resources than us. We compete with these companies primarily on the basis of:

•	anticipating and responding to changing consumer demands in a timely manner;

•	creating and maintaining favorable brand recognition, loyalty and reputation for quality;

•	developing and maintaining innovative, high-quality products in sizes, colors and styles that appeal to consumers;

•	appropriately sourcing raw materials at cost-effective prices;

•	appropriately pricing products;

•	anticipating and maintaining proper inventory levels;

•	providing strong and effective marketing support;

•	retaining and recruiting key employees;

•	creating an acceptable value proposition for retail customers;

•	ensuring product availability and optimizing supply chain efficiencies with manufacturers and retailers;

•	obtaining sufficient retail floor space and effective presentation of our products at retail stores;

•	maintaining and growing market share; and

•	protecting our intellectual property.

We also face increasing competition from companies selling apparel, accessories (including footwear), home and other of our product categories through the Internet. Although we sell our products through the Internet, increased competition in the worldwide apparel, accessories and home product industries from Internet-based competitors could reduce our sales, prices and margins and adversely affect our results of operations.

Any increased competition, or our failure to adequately address any of these competitive factors, could result in reduced market share or sales, which could adversely affect our business, financial condition or results of operations.

The success of our business depends on our ability to respond to constantly changing fashion and retail trends and consumer demands in a timely manner.

The industries in which we operate have historically been subject to rapidly changing fashion trends and consumer preferences. Our success depends in large part on our ability to originate and define fashion product and home product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers worldwide whose preferences cannot be predicted with certainty and are subject to rapid change, influenced by fashion trends, current economic conditions and weather conditions, among other factors. We cannot assure that we will be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received by consumers. Any failure on our part to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect retail and consumer acceptance of our products and leave us with a substantial amount of unsold inventory or missed opportunities. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which may harm our business and impair the image of our brands. Conversely, if we underestimate consumer demand for our products or if manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which may result in unfilled orders, negatively impact customer relationships, diminish brand loyalty and result in lost revenues. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations. See Item 1 — “Business — Sourcing, Production and Quality.”

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

We lease space for our retail stores and showrooms, and warehouse and office space in various domestic and international locations. We do not own any real property except for a distribution facility in Greensboro, North Carolina and a parcel of land adjacent to the facility, and retail stores in Southampton, New York and Nantucket, Massachusetts.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

The following table sets forth information with respect to our key properties:

Location	Use	Approximate Sq. Ft.	Current Lease Term Expiration
Greensboro, NC	Wholesale and retail distribution facility	1,500,000	Owned
High Point, NC	Retail e-commerce call center and distribution facility	363,000	January 31, 2023
High Point, NC	Wholesale distribution facility	343,000	December 31, 2022
625 Madison Avenue, NYC	Corporate offices and Home showroom	356,000	December 31, 2019
650 Madison Avenue, NYC	Executive, corporate offices and design studio, Men’s showrooms	276,000	December 31, 2024
Lyndhurst, NJ	Corporate and retail administrative offices	173,000	December 31, 2019
550 7th Avenue, NYC	Corporate offices, design studio and Women’s showrooms	84,000	December 31, 2018
Geneva, Switzerland	European corporate offices(1)	60,000	March 31, 2013
Hong Kong, China	Asia-Pacific corporate administrative offices	47,000	October 31, 2015
London, UK	Retail flagship store	40,000	July 4, 2021
888 Madison Avenue, NYC	Retail flagship store	37,900	August 31, 2027
867 Madison Avenue, NYC	Retail flagship store	27,700	December 31, 2013
Paris, France	Retail flagship store	25,700	May 31, 2018
Tokyo, Japan	Retail flagship store	21,000	December 31, 2020

(1)

In March 2012, we entered into a new lease agreement for an office facility in Geneva, Switzerland, which expires in April 2026. The new facility is approximately 107,000 square feet and will replace our existing corporate offices in Europe.

As of March 31, 2012, we operated 379 retail stores, totaling approximately 2.9 million square feet. We anticipate that we will be able to extend our retail store leases, as well as those leases for our non-retail facilities, which expire in the near future on satisfactory terms or relocate to desirable locations. We generally lease our retail stores for initial periods ranging from 5 to 10 years, with renewal options.

Item 3.    Legal Proceedings.

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

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), Ralph Lauren’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against our Company and Mr. Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted Ralph Lauren’s summary judgment motion to dismiss most of the claims against our Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court’s ruling. On January 23, 2012, the Court granted our motion to exclude Wathne’s proposed damages report thereby limiting Wathne’s presently asserted damages theory and the amount of damages that may be asserted to a jury. The Court has permitted Wathne to revise its alleged damages analysis. Wathne has appealed the order of exclusion. While a trial had been scheduled for April 2012, at this time it is uncertain when the matter will be reached for trial. We intend to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on our financial statements.

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

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “RL.” The following table sets forth the high and low sales prices per share of the Class A common stock, as reported on the NYSE Composite Tape, and the cash dividends per common share declared for each quarterly period in our two most recent fiscal years:

	Market Price of Class A Common Stock		Dividends Declared per Common Share
	High	Low
Fiscal 2012:
First Quarter	$136.50	$114.60	$0.20
Second Quarter	154.62	105.11	0.20
Third Quarter	164.55	121.30	0.20
Fourth Quarter	182.48	136.92	0.20
Fiscal 2011:
First Quarter	$95.59	$71.14	$0.10
Second Quarter	91.76	71.12	0.10
Third Quarter	115.45	89.66	0.10
Fourth Quarter	128.56	102.33	0.20

Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On February 8, 2011, our Board of Directors approved an increase to our quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share. Approximately $74 million was recorded as a reduction to retained earnings during Fiscal 2012 in connection with our dividends.

As of May 18, 2012, there were 948 holders of record of our Class A common stock and 16 holders of record of our Class B common stock. All of our outstanding shares of Class B common stock are owned by Mr. Ralph Lauren, Chairman of the Board and Chief Executive Officer, and entities controlled by the Lauren family, and are convertible at any time into shares of Class A common stock on a one-for-one basis. During Fiscal 2011, Mr. Lauren converted 11.3 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security.

The following table sets forth the repurchases of shares of our Class A common stock during the fiscal quarter ended March 31, 2012:

	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
					(millions)
January 1, 2012 to January 28, 2012	—		$—	—	$577
January 29, 2012 to February 25, 2012	—		—	—	577
February 26, 2012 to March 31, 2012	135	(2)	176.41	—	577

	135			—

(1)	On May 24, 2011, our Board of Directors approved an expansion of our existing common stock repurchase program that will allow us to repurchase up to an additional $500 million of Class A common stock.

(2)	Represents shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of an award issued under the 1997 Long-Term Stock Incentive Plan.

The following graph compares the cumulative total stockholder return (stock price appreciation plus dividends) on our Class A common stock with the cumulative total return of the Standard & Poor’s 500 Index, Standard & Poor’s Retail group, and a peer group index of companies that we believe are closest to ours (the “Peer Group”) for the period from March 30, 2007, the last trading day of our 2007 fiscal year, through March 30, 2012, the last trading day of our 2012 fiscal year. Our Peer Group consists of Burberry Group PLC, Coach, Inc., Compagnie Financière Richemont SA, The Estée Lauder Companies Inc., Hermes International, The Jones Group Inc., Kenneth Cole Productions, Inc., Liz Claiborne, Inc., Luxottica Group, LVMH, PVH Corp., PPR SA, Tiffany & Co., Tod’s S.p.A., V.F. Corporation and The Warnaco Group, Inc. All calculations for foreign companies in our Peer Group are performed using the local foreign issue of such companies. The returns are calculated by assuming an investment in the Class A common stock and each index of $100 on March 31, 2007, with all dividends reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ralph Lauren Corporation, the S&P 500 Index, the S&P Retailing Index,

and a Peer Group

*	$100 invested on 3/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with our audited consolidated financial statements and footnotes, which are included elsewhere in this Annual Report on Form 10-K. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2012 ended on March 31, 2012 and reflected a 52-week period; Fiscal 2011 ended on April 2, 2011 and reflected a 52-week period; and Fiscal 2010 ended on April 3, 2010 and reflected a 53-week period.

INTRODUCTION

MD&A is provided as a supplement to the accompanying audited consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in our financial condition, and results of our operations. MD&A is organized as follows:

•

Overview.    This section provides a general description of our business, global economic developments, and a summary of our financial performance for Fiscal 2012. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for Fiscal 2012, Fiscal 2011 and Fiscal 2010.

•

Financial condition and liquidity.    This section provides an analysis of our cash flows for Fiscal 2012, Fiscal 2011 and Fiscal 2010, as well as a discussion of our financial condition and liquidity as of March 31, 2012. The discussion of our financial condition and liquidity includes (i) a discussion of our financial position compared to the prior fiscal year end, (ii) the available financial capacity under our credit facilities, (iii) a summary of our key debt compliance measures and (iv) a summary of our outstanding debt and commitments as of March 31, 2012.

•

Market risk management.    This section discusses how we manage our risk exposures related to foreign currency exchange rates, interest rates and our investments, as well as the underlying market conditions as of March 31, 2012.

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

OVERVIEW

Our Business

Our Company is a global leader in the design, marketing and distribution of premium lifestyle products including men’s, women’s and children’s apparel, accessories (including footwear), fragrances and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo Ralph Lauren, Purple Label, Ralph Lauren Women’s Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX Ralph Lauren, Denim & Supply Ralph Lauren, Rugby, Ralph Lauren, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others.

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our Wholesale business, representing approximately 47% of Fiscal 2012 net revenues, consists of wholesale-channel sales made principally to major department stores and specialty stores located throughout the U.S., Canada, Europe, Asia and South America. Our Retail business, representing approximately 50% of Fiscal 2012 net revenues, consists of retail-channel sales directly to consumers through retail stores located throughout the U.S., Canada, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia; and through our retail e-commerce channel, which includes our domestic and European sites. During Fiscal 2012, we expanded our e-commerce presence in Europe by launching new retail e-commerce sites in France (which also services Belgium, Luxembourg and the Netherlands) and Germany (which also services Austria), as well as in the U.S. where we launched a new retail e-commerce site for our Club Monaco business. Our licensing business, representing approximately 3% of Fiscal 2012 net revenues, consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 38% of our Fiscal 2012 net revenues were earned in international regions outside of the U.S. See Note 22 to the accompanying audited consolidated financial statements for a summary of net revenues by segment and geographic location.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment.

Global Economic Developments

The state of the global economy continues to influence the level of consumer spending for discretionary items. This affects our business as it is highly dependent on consumer demand for our products. The current political and economic global environments, most notably in the U.S., Europe and Japan, have resulted in significant macroeconomic risks including high rates of unemployment, high fuel prices, currency volatility and continued global economic uncertainty driven in part by the European debt crisis, among other factors. These risks, combined with expectations of slower global economic growth and increased austerity measures, have adversely affected consumer and business sentiment resulting in a highly promotional global retail environment. Despite the challenging economic environment, we continued to experience strong reported revenue growth throughout Fiscal 2012. However, as a result of the current economic environment and decrease in consumer confidence in Europe, current trends show softness in certain of our European businesses. If the global macroeconomic environment, including the economic situation in Europe, continues to be weak or worsens, the related constrained level of worldwide consumer spending and modified consumption behavior we expect will have a negative effect on our sales and margin growth rates for Fiscal 2013.

In addition, we continued to experience the cost of goods inflation that began during the second half of Fiscal 2011 and peaked during Fiscal 2012 as a result of increased raw material, transportation and labor costs, as well as labor shortages in certain regions where our products are manufactured. The impact of such cost of goods inflation has been most pronounced on our Wholesale operations and was mitigated to some extent on a consolidated basis by targeted pricing actions and a more favorable channel mix during Fiscal 2012. While the peak costs of goods inflation levels have subsided and we will be anniversarying in Fiscal 2013 the higher cost benchmarks created in the prior year, sourcing pressures will continue to have an impact on the cost of our products and the related gross profit percentages for the foreseeable future.

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

Summary of Financial Performance

Results of Operations

In Fiscal 2012, we reported net revenues of $6.860 billion, net income attributable to Ralph Lauren Corporation (“RLC”) of $681.0 million and net income per diluted share attributable to RLC of $7.13. This compares to net revenues of $5.660 billion, net income attributable to RLC of $567.6 million and net income per diluted share attributable to RLC of $5.75 in Fiscal 2011.

Our operating performance for Fiscal 2012 was driven by 21.2% revenue growth, primarily due to increased comparable global retail store sales and the inclusion of revenues from our South Korea business acquired on January 1, 2011, as well as higher revenues from our global wholesale businesses and the net favorable foreign currency effects. Our gross margin percentage declined by 30 basis points to 58.3% in Fiscal 2012, primarily due to substantial sourcing cost increases experienced across our global businesses, particularly in our Wholesale segment, partially mitigated by Company-wide targeted pricing actions. The decrease in gross margin percentage was also offset in part by a more favorable geographic and channel mix driven by our retail businesses in Asia (including our recently acquired business in South Korea). Selling, general and administrative (“SG&A”) expenses increased largely due to higher compensation-related costs and additional expenses to support our growth in sales, as well as our new business initiatives and recent acquisitions.

Net income attributable to RLC increased in Fiscal 2012 as compared to Fiscal 2011, primarily due to a $194.3 million increase in operating income, partially offset by a $76.3 million increase in the provision for income taxes. The increase in the provision for income taxes was driven by the overall increase in pretax income, along with a 170 basis point increase in our effective tax rate. Net income per diluted share attributable to RLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding during Fiscal 2012.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended Fiscal 2012 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.013 billion, compared to $838.6 million as of the end of Fiscal 2011. The increase in our net cash and investments position was primarily due to our operating cash flows, partially offset by our treasury stock repurchases and capital expenditures during Fiscal 2012. Our equity increased to $3.653 billion as of March 31, 2012 compared to $3.305 billion as of April 2, 2011, primarily due to our net income and equity issuances made pursuant to stock-based compensation arrangements, partially offset by our share repurchase activity during Fiscal 2012.

We generated $885.3 million of cash from operations during Fiscal 2012, compared to $688.7 million during Fiscal 2011. The increase in operating cash flows primarily relates to the increase in net income before non-cash expenses and lower income tax payments due to timing during Fiscal 2012, partially offset by changes in working capital. We used some of our cash availability to support our common stock repurchase program, to reinvest in our business through capital spending and to pay dividends on our common stock. In particular, we used $419.4 million to repurchase 3.4 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $272.2 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops, and investments in our facilities and technological infrastructure, and made cash dividend payments of $74.3 million.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operating results for the three fiscal years presented herein has been affected by certain transactions, including:

•

Acquisitions that occurred in Fiscal 2011 and Fiscal 2010. In particular, we completed the South Korea Licensed Operations Acquisition on January 1, 2011 and the Asia-Pacific Licensed Operations Acquisition on December 31, 2009 (both as defined in Note 5 to the accompanying audited consolidated financial statements);

•	The assumption of control over the distribution of our previously licensed bedding and bath business on May 1, 2011 (see “Recent Developments”);

•	Certain pretax charges related to asset impairments and restructurings during the fiscal years presented; and

•	A net gain related to a partial extinguishment of our Euro-denominated 4.5% notes in Fiscal 2010.

A summary of the effect of certain of these items on pretax income for each applicable fiscal year presented is noted below (references to “Notes” are to the notes to the accompanying audited consolidated financial statements):

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Impairments of assets (see Note 11)	$(2.2)	$(2.5)	$(6.6)
Restructuring charges (see Note 12)	(12.4)	(2.6)	(6.9)
Gain on extinguishment of debt (see Note 14)(a)	—	—	4.1

	$(14.6)	$(5.1)	$(9.4)

(a)	Reported within interest and other income, net in our consolidated statement of operations.

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

Recent Developments

Discontinuance of American Living

During the fourth quarter of Fiscal 2012, we decided with our wholesale partner J.C. Penney Company, Inc. (“JCPenney”) to discontinue the majority of the products sold under the American Living brand created for and exclusively sold to JCPenney, effective for the Fall 2012 wholesale selling season. As a result of this decision, we recorded pretax restructuring charges of approximately $3 million primarily related to severance actions during Fiscal 2012. The discontinuance of these American Living product lines is not expected to have a material impact on the Company’s consolidated or segment results.

Asia-Pacific Restructuring Plan

In May 2011, we initiated a restructuring plan to reposition and upgrade our existing distribution network and merchandising operations in the Asia-Pacific region, which includes mainland China, Macau, Hong Kong, Taiwan, Malaysia, Singapore, Japan and South Korea (the “Asia-Pacific Restructuring Plan”). This plan includes a reduction in workforce and the closure of certain retail stores and concession shops that do not support the new merchandising strategy. Actions related to the Asia-Pacific Restructuring Plan resulted in pretax charges of approximately $6 million in Fiscal 2012.

Assumption of Bedding and Bath Operations

In May 2011, the license for our Lauren by Ralph Lauren bedding and bath products previously held by WestPoint Home, Inc. expired in accordance with the underlying agreement and we assumed control over this wholesale business. No significant payment or other consideration was provided related to this license expiration. WestPoint Home, Inc. will remain the exclusive licensee for our Lauren basic bedding program, which includes utility and blanket products.

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

Fiscal 2012 Compared to Fiscal 2011

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$6,859.5	$5,660.3	$1,199.2	21.2%
Cost of goods sold(a)	(2,861.4)	(2,342.0)	(519.4)	22.2%

Gross profit	3,998.1	3,318.3	679.8	20.5%
Gross profit as % of net revenues	58.3%	58.6%		(30) bps
Selling, general and administrative expenses(a)	(2,915.2)	(2,442.7)	(472.5)	19.3%
SG&A expenses as % of net revenues	42.5%	43.2%		(70) bps
Amortization of intangible assets	(28.9)	(25.4)	(3.5)	13.8%
Impairments of assets	(2.2)	(2.5)	0.3	(12.0%)
Restructuring charges	(12.4)	(2.6)	(9.8)	NM

Operating income	1,039.4	845.1	194.3	23.0%
Operating income as % of net revenues	15.2%	14.9%		30 bps
Foreign currency gains (losses)	(1.5)	(1.4)	(0.1)	7.1%
Interest expense	(24.5)	(18.3)	(6.2)	33.9%
Interest and other income, net	11.0	7.7	3.3	42.9%
Equity in income (loss) of equity-method investees	(9.3)	(7.7)	(1.6)	20.8%

Income before provision for income taxes	1,015.1	825.4	189.7	23.0%
Provision for income taxes	(334.1)	(257.8)	(76.3)	29.6%

Effective tax rate (b)	32.9%	31.2%		170 bps
Net income attributable to RLC	$681.0	$567.6	$113.4	20.0%

Net income per common share attributable to RLC:
Basic	$7.35	$5.91	$1.44	24.4%

Diluted	$7.13	$5.75	$1.38	24.0%

(a)          Includes total depreciation expense of $196.3 million and $168.7 million for Fiscal 2012 and Fiscal 2011, respectively.

(b)          Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM       Not meaningful.

Net Revenues.    Net revenues increased by $1.199 billion, or 21.2%, to $6.860 billion in Fiscal 2012 from $5.660 billion in Fiscal 2011. The increase was primarily due to higher revenues from our global retail and wholesale businesses, which included favorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by $1.095 billion, or 19.3%.

Net revenues for our three business segments are provided below:

	Fiscal Years Ended		$ Change	% Change
	March 31, 2012	April 2, 2011
	(millions)
Net Revenues:
Wholesale	$3,246.5	$2,777.6	$468.9	16.9%
Retail	3,432.3	2,704.2	728.1	26.9%
Licensing	180.7	178.5	2.2	1.2%

Total net revenues	$6,859.5	$5,660.3	$1,199.2	21.2%

Wholesale net revenues — The net increase primarily reflects:

•

a $350 million net increase in our domestic businesses primarily due to increased menswear revenues, including sales from our newly launched Denim & Supply Ralph Lauren product line, higher childrenswear revenues, and incremental Home product revenues related to the assumption of control over the distribution of our previously licensed bedding and bath business;

•

a $128 million net increase in our European businesses on a constant currency basis primarily driven by increased revenues from our menswear, womenswear and accessories (including footwear) product lines, reflecting new product offerings and an increased presence at department stores. This sales growth was achieved despite a continued softening in the specialty store business, particularly in Southern Europe; and

•

a $41 million net increase in revenues due to favorable foreign currency effects primarily related to the strengthening of the Euro and the Yen, both in comparison to the U.S. Dollar during Fiscal 2012.

These increases were partially offset by:

•	a $42 million net decrease related to our Japanese businesses on a constant currency basis, including the effect of a business model shift to the Retail concessions-based channel; and

•

an $8 million net decrease related to our businesses in the Greater China and Southeast Asia region, which is comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand, on a constant currency basis. This net decrease was primarily due to the elimination of certain third-party distribution in connection with our repositioning efforts in this region.

Retail net revenues — For purposes of the discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in a newly renovated state for at least one full fiscal year. Comparable store sales information includes our Ralph Lauren stores (including concession-based shop-within-shops and Rugby stores), Club Monaco stores, factory stores and RalphLauren.com (including Rugby.com).

The net increase primarily reflects:

•	a $429 million aggregate net increase in non-comparable store sales primarily driven by:

➢

a net increase of approximately $257 million related to a number of new store openings within the past twelve months, as well as our recently launched European retail e-commerce sites in the United Kingdom, France and Germany. This increase includes an aggregate favorable foreign currency effect of approximately $23 million, primarily related to the strengthening of the Yen and the Euro, both in comparison to the U.S. Dollar during Fiscal 2012. Excluding those stores and shops assumed in connection with the South Korea Licensed Operations Acquisition, there was a net increase in our global brick and mortar average store count of 18 stores and concession shops as compared to Fiscal 2011. Our total brick and mortar store count as of March 31, 2012 included 379 freestanding stores and 474 concession shops, including 6 stores and 172 concession shops in South Korea; and

➢

an increase of approximately $172 million related to the inclusion of a full year of revenues from stores and concession-based shop-within-shops assumed in connection with the South Korea Licensed Operations Acquisition, which occurred on January 1, 2011.

•

a $227 million aggregate net increase in comparable brick and mortar store sales primarily driven by our global factory stores. This increase includes an aggregate favorable foreign currency effect of approximately $39 million primarily related to the strengthening of the Yen and the Euro, both in comparison to the U.S. Dollar during Fiscal 2012. The increase in Retail net revenues was also due to a $72 million increase in RalphLauren.com sales. Comparable store sales are presented below:

Fiscal Year Ended
March 31, 2012
Increases in comparable store sales as reported:
Ralph Lauren store sales	8%
Club Monaco store sales	18%
Factory store sales	13%
RalphLauren.com sales	29%
Total increase in comparable store sales as reported	14%
Increases in comparable store sales excluding the effect of foreign currency:
Ralph Lauren store sales	4%
Club Monaco store sales	18%
Factory store sales	12%
RalphLauren.com sales	29%
Total increase in comparable store sales excluding the effect of foreign currency	12%

Licensing revenue — The net increase primarily reflects:

•	a $10 million increase in domestic product licensing royalties, primarily related to higher apparel and accessories-related royalties.

The above net increase was partially offset by:

•	a $5 million decrease in international licensing royalties, primarily due to the South Korea Licensed Operations Acquisition; and

•	a $3 million decrease in Home licensing revenues, primarily due to the transition of our previously licensed bedding and bath business to directly controlled operations as of May 1, 2011.

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

Gross profit increased by $679.8 million, or 20.5%, to $3.998 billion in Fiscal 2012 from $3.318 billion in Fiscal 2011. Gross profit as a percentage of net revenues decreased by 30 basis points to 58.3% in Fiscal 2012 from 58.6% in Fiscal 2011. This decrease was primarily due to substantial sourcing cost increases experienced across our global businesses, particularly in our Wholesale segment, partially mitigated by Company-wide targeted pricing actions. The decline in gross profit as a percentage of net revenues was also offset in part by a more favorable geographic and channel mix and stronger levels of full-price sell-throughs driven by our retail business in Asia.

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

Selling, General and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $472.5 million, or 19.3%, to $2.915 billion in Fiscal 2012 from $2.443 billion Fiscal 2011. This increase included an unfavorable foreign currency effect of approximately $52 million, primarily related to the performance of the Euro and the Yen, both in comparison to the U.S. dollar during Fiscal 2012. SG&A expenses as a percentage of net revenues decreased to 42.5% in Fiscal 2012 from 43.2% in Fiscal 2011. The 70 basis point improvement was primarily due to operating leverage related to the increase in net revenues, which more than offset the increase in operating expenses attributable to our recent acquisitions and new business initiatives and the shift in channel mix to a greater Retail concentration. The $472.5 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related costs of approximately $145 million, primarily due to higher incentive and stock-based compensation expenses in accordance with our shareholder-approved compensation plans;

•	additional SG&A expenses of approximately $101 million related to the inclusion of a full year of costs associated with our business in South Korea which was acquired on January 1, 2011;

•

an approximate $60 million increase in rent and occupancy costs primarily to support the ongoing growth of our international businesses, including an increase in concessions-based rent expense largely due to a business model change in Japan;

•	increased shipping, warehousing and distribution expenses of approximately $34 million to support increased sales;

•	an approximate $24 million increase in depreciation expense primarily associated with global retail store expansion;

•	increased consulting costs of approximately $24 million, including costs relating to the new global information technology systems;

•	increased brand-related marketing and advertising costs of approximately $17 million; and

•	increased SG&A expenses of approximately $12 million related to the assumption of control over our previously licensed bedding and bath business in May 2011.

Amortization of Intangible Assets.    Amortization of intangible assets increased by $3.5 million, or 13.8%, to $28.9 million in Fiscal 2012 from $25.4 million in Fiscal 2011. This increase was primarily due to the amortization of the intangible assets acquired in connection with the South Korea Licensed Operations Acquisition at the end of the third quarter of Fiscal 2011.

Impairments of Assets.    During Fiscal 2012, we recognized a non-cash impairment charge of $2.2 million, primarily to reduce the net carrying value of the long-lived assets of certain underperforming European retail stores to their estimated fair values. In Fiscal 2011, we recognized a non-cash impairment charge of $2.5 million to reduce the net carrying values of certain retail store and concession shop long-lived assets in the Asia-Pacific region that were determined to no longer be used over the intended service period to their estimated fair value. See Note 11 to the accompanying audited consolidated financial statements for further discussion of these charges.

Restructuring Charges.    During Fiscal 2012, we recorded restructuring charges of $12.4 million, principally related to employee termination costs and costs associated with the closure of certain retail stores and concession shops in connection with the Asia-Pacific Restructuring Plan, as well as severance actions related to the planned discontinuance of the majority of the products sold under the American Living brand at JCPenney. Restructuring charges of $2.6 million for Fiscal 2011 primarily related to employee termination costs associated with our wholesale operations and the closing of a warehouse facility, partially offset by reversals of reserves deemed no longer necessary largely associated with previously closed retail stores. See Note 12 to the accompanying audited consolidated financial statements for further discussion.

Operating Income.    Operating income increased by $194.3 million, or 23.0%, to $1.039 billion in Fiscal 2012 from $845.1 million in Fiscal 2011. Operating income as a percentage of net revenues increased 30 basis points, to 15.2% in Fiscal 2012 from 14.9% in Fiscal 2011, as the decrease in SG&A expenses as a percentage of net revenues more than offset the decline in gross profit margin, as previously discussed.

Operating income and margin for our three business segments is provided below:

	Fiscal Years Ended				$ Change	Margin Change
	March 31, 2012		April 2, 2011
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(millions)		(millions)		(millions)
Segment:
Wholesale	$666.4	20.5%	$612.3	22.0%	$54.1	(150) bps
Retail	557.8	16.3%	387.8	14.3%	170.0	200 bps
Licensing	112.2	62.1%	108.3	60.7%	3.9	140 bps

	1,336.4		1,108.4		228.0

Unallocated corporate expenses	(284.7)		(262.1)		(22.6)
Unallocated legal and restructuring charges, net	(12.3)		(1.2)		(11.1)

Total operating income	$1,039.4	15.2%	$845.1	14.9%	$194.3	30 bps

Wholesale operating margin decreased by 150 basis points, primarily due to lower gross profit margins in the U.S. and Europe, reflecting significant cost of goods increases driven primarily by raw material increases, which more than offset targeted pricing actions. While SG&A expenses as a percentage of net revenues was negatively affected by additional costs incurred to support our new Wholesale business initiatives (including the recent assumption of our previously licensed bedding and bath business and the worldwide launch of our new Denim & Supply Ralph Lauren product line), this impact was offset by improved operating leverage on global Wholesale revenues.

Retail operating margin increased by 200 basis points, primarily as a result of higher gross profit margins due to a more favorable geographic mix and stronger full-price sell-throughs from our retail businesses in Asia as well as the effect of targeted global pricing actions, which more than offset cost of goods increases and elevated domestic promotional activity during Fiscal 2012. The improvement in operating margin also reflected a decline in SG&A expenses as a percentage of net revenues as increased operating expenses to support the ongoing growth of our international retail business (largely in South Korea) were more than offset by improved operating leverage.

Licensing operating margin increased by 140 basis points, primarily as a result of higher revenues, as well as lower net costs associated with the transition of our licensed businesses to wholly owned operations driven by our recently acquired business in South Korea and our previously licensed Home bedding and bath business.

Unallocated corporate expenses increased by $22.6 million, primarily as a result of an increase in compensation related expenses (including stock-based compensation), rent and occupancy costs, and information technology related costs.

Unallocated legal and restructuring charges, net for Fiscal 2012 included net unallocated restructuring charges of $12.4 million, partially offset by $0.1 million of net reversals of legal reserves deemed no longer necessary. Fiscal 2011 included net unallocated restructuring charges of $2.6 million that were partially offset by $1.4 million of net reversals of legal reserves deemed no longer necessary.

Foreign Currency Gains (Losses).    The effect of foreign currency exchange rate fluctuations resulted in a loss of $1.5 million in Fiscal 2012, compared to a loss of $1.4 million in Fiscal 2011. The slightly higher foreign currency losses were primarily due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature), partially offset by $3.6 million of lower losses relating to foreign currency hedge contracts. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. dollar when operating results of our foreign subsidiaries are translated to U.S. dollars.

Interest Expense.    Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, and interest related to our capital lease obligations. Interest expense increased by $6.2 million, or 33.9%, to $24.5 million in Fiscal 2012 from $18.3 million in Fiscal 2011. The increase in interest expense was primarily due to amortization of the loss associated with the termination of an interest rate swap during the first quarter of Fiscal 2012 (see Note 16 to the accompanying audited consolidated financial statements) and unfavorable foreign currency effects due to the performance of the Euro during Fiscal 2012 compared to Fiscal 2011.

Interest and Other Income, net.    Interest and other income, net, increased by $3.3 million, or 42.9%, to $11.0 million in Fiscal 2012 from $7.7 million in Fiscal 2011. This increase was primarily due to higher yields related to our European investment portfolio during Fiscal 2012, as well as the inclusion of pretax income of approximately $1.0 million related to the change in fiscal year of our Japanese subsidiary, Ralph Lauren Corporation Japan (formerly “Polo Ralph Lauren Kabushiki Kaisha”), to conform to our consolidated fiscal-year basis during the first quarter of Fiscal 2012 (see Note 2 to the accompanying audited consolidated financial statements).

Equity in Income (Loss) of Equity-Method Investees.    The equity in loss of equity-method investees of $9.3 million and $7.7 million recognized in Fiscal 2012 and Fiscal 2011, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), which is accounted for under the equity method of accounting.

Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $76.3 million, or 29.6%, to $334.1 million in Fiscal 2012 from $257.8 million in Fiscal 2011. The increase in provision for income taxes was primarily due to a higher overall level of pretax income, as well as an increase in our reported effective tax rate of 170 basis points to 32.9% in Fiscal 2012 from 31.2% in Fiscal 2011. The higher effective tax rate was primarily due to the absence in the current year of tax reserve reductions associated with the conclusion of tax examinations and certain other discrete items that impacted us in Fiscal 2011, as well as a greater proportion of earnings generated in higher-taxed jurisdictions during Fiscal 2012. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from year to year based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to RLC.    Net income increased by $113.4 million, or 20.0%, to $681.0 million in Fiscal 2012 from $567.6 million in Fiscal 2011. The increase in net income primarily related to the $194.3 million increase in operating income, partially offset by the $76.3 million increase in the provision for income taxes, both as previously discussed.

Net Income Per Diluted Share Attributable to RLC.    Net income per diluted share increased by $1.38, or 24.0%, to $7.13 per share in Fiscal 2012 from $5.75 per share in Fiscal 2011. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and the lower weighted-average diluted shares outstanding driven by our share repurchases during Fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Fiscal Years Ended		$ Change	% / bps Change
	April 2, 2011	April 3, 2010
	(millions, except per share data)

Net revenues	$5,660.3	$4,978.9	$681.4	13.7%
Cost of goods sold(a)	(2,342.0)	(2,079.8)	(262.2)	12.6%

Gross profit	3,318.3	2,899.1	419.2	14.5%
Gross profit as % of net revenues	58.6%	58.2%		40 bps
Selling, general and administrative expenses(a)	(2,442.7)	(2,157.0)	(285.7)	13.2%
SG&A expenses as % of net revenues	43.2%	43.3%		(10) bps
Amortization of intangible assets	(25.4)	(21.7)	(3.7)	17.1%
Impairments of assets	(2.5)	(6.6)	4.1	(62.1%	)
Restructuring charges	(2.6)	(6.9)	4.3	(62.3%	)

Operating income	845.1	706.9	138.2	19.6%
Operating income as % of net revenues	14.9%	14.2%		70 bps
Foreign currency gains (losses)	(1.4)	(2.2)	0.8	(36.4%	)
Interest expense	(18.3)	(22.2)	3.9	(17.6%	)
Interest and other income, net	7.7	12.4	(4.7)	(37.9%	)
Equity in income (loss) of equity-method investees	(7.7)	(5.6)	(2.1)	37.5%

Income before provision for income taxes	825.4	689.3	136.1	19.7%
Provision for income taxes	(257.8)	(209.8)	(48.0)	22.9%

Effective tax rate(b)	31.2%	30.4%		80 bps
Net income attributable to RLC	$567.6	$479.5	$88.1	18.4%

Net income per common share attributable to RLC:
Basic	$5.91	$4.85	$1.06	21.9%

Diluted	$5.75	$4.73	$1.02	21.6%

(a)	Includes total depreciation expense of $168.7 million and $159.5 million for Fiscal 2011 and Fiscal 2010, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.    Net revenues increased by $681.4 million, or 13.7%, to $5.660 billion in Fiscal 2011 from $4.979 billion in Fiscal 2010. The increase was primarily due to higher revenues from our global retail and wholesale businesses, partially offset by net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 14.0%.

Net revenues for our three business segments are provided below:

	Fiscal Years Ended		$ Change	% Change
	April 2, 2011	April 3, 2010
		(millions)
Net Revenues:
Wholesale	$2,777.6	$2,532.4	$245.2	9.7%
Retail	2,704.2	2,263.1	441.1	19.5%
Licensing	178.5	183.4	(4.9)	(2.7%)

Total net revenues	$5,660.3	$4,978.9	$681.4	13.7%

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

Fiscal Year Ended
April 2, 2011
Increases in comparable store sales as reported:
Ralph Lauren store sales(a)	1%
Club Monaco store sales	14%
Factory store sales	10%
RalphLauren.com sales	23%
Total increase in comparable store sales as reported	10%
Increases in comparable store sales excluding the effect of foreign currency:
Ralph Lauren store sales(b)	0%
Club Monaco store sales	14%
Factory store sales	11%
RalphLauren.com sales	23%
Total increase in comparable store sales excluding the effect of foreign currency	10%

(a)	Includes a decrease of 3% in comparable sales for concessions-based shop-within-shops.

(b)	Includes a decrease of 11% in comparable sales for concessions-based shop-within-shops.

Licensing revenue — The net decrease in revenues primarily reflects:

•	an $8 million decrease in international licensing royalties primarily due to the recent Asia-Pacific and South Korea Licensed Operations Acquisitions; and

•	a $4 million decrease in Home licensing royalties primarily driven by lower paint-related royalties.

The above net decrease was partially offset by:

•	a $7 million increase in domestic product licensing royalties primarily driven by higher footwear-related and fragrance-related royalties.

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

Selling, General and Administrative Expenses.    SG&A expenses increased by $285.7 million, or 13.2%, to $2.443 billion in Fiscal 2011 from $2.157 billion in Fiscal 2010. This increase included a net unfavorable foreign currency effect of approximately $6 million primarily related to strengthening of the Yen, partially offset by the weakening of the Euro, both in comparison to the U.S. dollar during Fiscal 2011. SG&A expenses as a percent of net revenues decreased slightly to 43.2% in Fiscal 2011 as compared to 43.3% in Fiscal 2010, reflecting the operating leverage of the increase in our net revenues and our disciplined expense management, which more than offset the increase in operating expenses attributable to our new business initiatives and acquisitions. The $285.7 million increase in SG&A expenses was primarily driven by:

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

Operating income and margin for our three business segments is provided below:

	Fiscal Years Ended				$ Change	Margin Change
	April 2, 2011		April 3, 2010
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(millions)		(millions)		(millions)
Segment:
Wholesale	$612.3	22.0%	$585.3	23.1%	$27.0	(110) bps
Retail	387.8	14.3%	254.1	11.2%	133.7	310 bps
Licensing	108.3	60.7%	107.4	58.6%	0.9	210 bps

	1,108.4		946.8		161.6
Less:
Unallocated corporate expenses	(262.1)		(229.9)		(32.2)
Unallocated legal and restructuring charges, net	(1.2)		(10.0)		8.8

Total operating income	$845.1	14.9%	$706.9	14.2%	$138.2	70 bps

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

Net Income Attributable to RLC.    Net income increased by $88.1 million, or 18.4%, to $567.6 million in Fiscal 2011 from $479.5 million in Fiscal 2010, primarily related to the $138.2 million increase in operating income, partially offset by the $48.0 million increase in the provision for income taxes, as previously discussed. These results were impacted by increased pretax income of approximately $19 million in Fiscal 2010 due to the inclusion of the 53rd week, which decreased net income trends by approximately $13 million.

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

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	March 31, 2012	April 2, 2011	$ Change
	(millions)
Cash and cash equivalents	$671.6	$453.0	$218.6
Short-term investments	515.7	593.9	(78.2)
Non-current investments	99.9	83.6	16.3
Long-term debt	(274.4)	(291.9)	17.5

Net cash and investments(a)	$1,012.8	$838.6	$174.2

Equity	$3,652.5	$3,304.7	$347.8

(a)	“Net cash and investments” is defined as total cash and cash equivalents plus short-term and non-current investments, less total debt.

The increase in our net cash and investments position at March 31, 2012 as compared to April 2, 2011 was primarily due to our operating cash flows and proceeds from stock option exercises, partially offset by our use of cash to support treasury stock repurchases, capital expenditures and dividend payments. Particularly, in Fiscal 2012, we used $419.4 million to repurchase 3.4 million shares of Class A common stock, including shares surrendered for tax withholdings, spent $272.2 million for capital expenditures and made cash dividend payments of $74.3 million.

The increase in equity was primarily attributable to our net income and equity issuances made pursuant to stock-based compensation arrangements, partially offset by our share repurchase activity during Fiscal 2012.

Cash Flows

Fiscal 2012 Compared to Fiscal 2011

	Fiscal Years Ended		$ Change
	March 31, 2012	April 2, 2011
		(millions)
Net cash provided by operating activities	$885.3	$688.7	$196.6
Net cash used in investing activities	(249.6)	(299.4)	49.8
Net cash used in financing activities	(407.7)	(512.6)	104.9
Effect of exchange rate changes on cash and cash equivalents	(9.4)	13.2	(22.6)

Net increase (decrease) in cash and cash equivalents	$218.6	$(110.1)	$328.7

Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $885.3 million in Fiscal 2012, as compared to $688.7 million in Fiscal 2011. This net increase in operating cash flow was primarily driven by:

•	an increase related to income taxes due to the timing of income tax payments;

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash expenses; and

•	an increase related to inventories primarily attributable to the timing of inventory receipts.

The above increases in operating cash flow were partially offset by:

•	a decrease related to accounts payable and accrued liabilities primarily due to the timing of payments; and

•	a decrease related to accounts receivable primarily due to lower cash collections in Fiscal 2012, which resulted in an increase in days sales outstanding compared to Fiscal 2011.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $249.6 million in Fiscal 2012, as compared to $299.4 million of net cash used in investing activities in Fiscal 2011. The net decrease in cash used in investing activities was primarily driven by:

•

a decrease in net cash used to fund our acquisitions and ventures from $70.9 million in Fiscal 2011 to $11.7 million in Fiscal 2012. In Fiscal 2011, we used $47.0 million to fund the South Korea Licensed Operations Acquisition and $17.0 million to fund the acquisition of certain finite-lived intellectual property rights. Fiscal 2012 activity primarily related to the continued funding of our Joint Venture, the RL Watch Company; and

•

an increase in proceeds from sales and maturities of investments, less cash used to purchase investments. In Fiscal 2012, we received $1.394 billion of proceeds from sales and maturities of investments and used $1.361 billion to purchase investments. On a comparative basis, in Fiscal 2011, we used $1.244 billion to purchase investments and received $1.242 billion of proceeds from sales and maturities of investments.

The above decrease in cash used in investing activities was partially offset by:

•

an increase in cash used for capital expenditures. In Fiscal 2012, we spent $272.2 million for capital expenditures, as compared to $255.0 million in Fiscal 2011. Our capital expenditures were primarily associated with global retail store expansion, construction and renovation of department store shop-within-shops, investments in our facilities and enhancements to our global information technology systems.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $407.7 million in Fiscal 2012, as compared to $512.6 million in Fiscal 2011. The net decrease in cash used in financing activities was primarily driven by:

•

a decrease in cash used in connection with repurchases of our Class A common stock. In Fiscal 2012, 3.2 million shares of Class A common stock at a cost of $395.1 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”), and our 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”). On a comparative basis, in Fiscal 2011, 6.0 million shares of Class A common stock at a cost of $577.8 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $16.8 million were surrendered or withheld for taxes.

The above decrease in cash used in financing activities was partially offset by:

•

an increase in cash used to pay dividends. In Fiscal 2012, we used $74.3 million to pay dividends, as compared to $38.5 million in Fiscal 2011, largely due to an increase in the quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share in February 2011; and

•	a decrease in cash received from exercise of stock options. In Fiscal 2012, we received $61.5 million from the exercise of employee stock options, as compared to $88.3 million in Fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010

	Fiscal Years Ended
	April 2, 2011	April 3, 2010	$ Change
	(millions)
Net cash provided by operating activities	$688.7	$906.5	$(217.8)
Net cash used in investing activities	(299.4)	(504.4)	205.0
Net cash used in financing activities	(512.6)	(306.4)	(206.2)
Effect of exchange rate changes on cash and cash equivalents	13.2	(13.8)	27.0

Net increase (decrease) in cash and cash equivalents	$(110.1)	$81.9	$(192.0)

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

The above decrease in cash used in investing activities was partially offset by:

•

an increase in cash used in connection with capital expenditures. In Fiscal 2011, we spent $255.0 million for capital expenditures, as compared to $201.3 million in Fiscal 2010. Our capital expenditures were primarily associated with global retail store expansion, construction and renovation of department store shop-within-shops, investments in our facilities, and enhancements to our global information technology systems; and

•

an increase in net cash used to fund our acquisitions and ventures. In Fiscal 2011, we used $70.9 million to fund our acquisitions and ventures, including $47.0 million to fund the South Korea Licensed Operations Acquisition and $17.0 million to fund the acquisition of certain finite-lived intellectual property rights. In Fiscal 2010, we used $30.8 million primarily to fund the Asia-Pacific Licensed Operations Acquisition.

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

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, the $500 million of availability under our Global Credit Facility (as defined below), our available cash and cash equivalents (most of which is considered permanently reinvested outside the U.S.) and investments, and our other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment/repurchase, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash will be sufficient to support our operating, capital and debt service requirements for the foreseeable future, including the ongoing development of our recently acquired businesses and our plans for further business expansion.

As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit borrowings outstanding under our Global Credit Facility as of March 31, 2012. As discussed further below, we may elect to draw on our Global Credit Facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business or macroeconomic development, as well as for other general corporate business purposes. We believe that our

Global Credit Facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of March 31, 2012, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 16%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On May 24, 2011, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

In Fiscal 2012, we repurchased 3.2 million shares of Class A common stock at a cost of $395.1 million under our repurchase program. The remaining availability under our common stock repurchase program was approximately $577 million and $472 million as of March 31, 2012 and April 2, 2011, respectively. In addition, 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards issued under the 1997 Incentive Plan and the 2010 Incentive Plan.

In Fiscal 2011, we repurchased 6.0 million shares of Class A common stock at a cost of $577.8 million under our share repurchase program, including a repurchase of 1.0 million shares of Class A common stock at a cost of $81.0 million in connection with a secondary stock offering (as discussed in Note 18 to the accompanying audited consolidated financial statements). In addition, in Fiscal 2011, 0.2 million shares of Class A common stock at a cost of $16.8 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards issued under the 1997 Incentive Plan.

In Fiscal 2010, we repurchased 2.9 million shares of Class A common stock at a cost of $215.9 million under our repurchase program. In addition, 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards issued under the 1997 Incentive Plan.

Dividends

Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On November 4, 2009, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.05 per share to $0.10 per share. On February 8, 2011, our Board of Directors approved a second increase to the quarterly cash dividend on our common stock from $0.10 per share to $0.20 per share. Dividends paid amounted to $74.3 million in Fiscal 2012, $38.5 million in Fiscal 2011 and $24.7 million in Fiscal 2010.

On May 21, 2012, our Board of Directors approved an additional increase to the quarterly cash dividend on our common stock from $0.20 per share to $0.40 per share.

We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition and other factors that the Board of Directors may deem relevant.

Debt and Covenant Compliance

Euro Debt

As of March 31, 2012, we had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). We have the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. We also have the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control, each holder of the Euro Debt has the option to require us to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict our ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of March 31, 2012, the carrying value of our Euro Debt was $274.4 million, compared to $291.1 million as of April 2, 2011.

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

In November 2011, we repaid $100.0 million in borrowings that were previously drawn down under the Global Credit Facility earlier in the fiscal year. As of March 31, 2012, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $13.4 million of outstanding letters of credit.

U.S. dollar-denominated borrowings under the Global Credit Facility bear interest, at our option, either at (a) a base rate, by reference to the greatest of: (i) the annual prime commercial lending rate of JPMorgan Chase Bank, N.A. in effect from time to time, (ii) the weighted-average overnight Federal funds rate plus 50 basis points, or (iii) the one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points; or (b) LIBOR, adjusted for the Federal Reserve Board’s Eurocurrency liabilities maximum reserve percentage, plus a spread of 112.5 basis points, subject to adjustment based on our credit ratings (“Adjusted LIBOR”). Foreign currency-denominated borrowings bear interest at Adjusted LIBOR, as previously described.

In addition to paying interest on any outstanding borrowings under the Global Credit Facility, we are required to pay a commitment fee to the lenders under the Global Credit Facility in respect of the unutilized commitments. The commitment fee rate of 15 basis points under the terms of the Global Credit Facility is subject to adjustment based on our credit ratings.

The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of March 31, 2012, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.

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

Chinese Credit Facility

On April 11, 2012, Ralph Lauren Trading (Shanghai) Co., Ltd., one of our subsidiaries, entered into a new uncommitted credit facility with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) that provides for a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 10, 2013 (the “Chinese Credit Facility”). The Chinese Credit Facility replaced our previous credit facility, which provided for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million) and expired in February 2012 (the “previous credit facility”). Consistent with the previous credit facility, the Chinese Credit Facility will be used to fund general working capital needs of our operations in China. In addition, the Chinese Credit Facility may be used to support bank guarantees.

The borrowing availability under the Chinese Credit Facility is at the sole discretion of the Bank and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by RLC and bear interest at either (i) at least 95% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. The Chinese Credit Facility does not contain any financial covenants.

In July 2011, we repaid $7.7 million in borrowings that were drawn down under the previous credit facility earlier in the fiscal year.

Contractual and Other Obligations

Firm Commitments

The following table summarizes certain of our aggregate contractual obligations as of March 31, 2012, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flow in future periods. We expect to fund the firm commitments with operating cash flow generated in the normal course of business and, if necessary, availability under our credit facilities or other potential sources of financing.

	Fiscal 2013	Fiscal 2014-2015	Fiscal 2016-2017	Fiscal 2018 and Thereafter	Total
	(millions)
Euro Debt	$—	$278.3	$—	$—	$278.3
Interest payments on Euro Debt	12.5	12.5	—	—	25.0
Capital leases	6.8	13.6	13.6	35.5	69.5
Operating leases	259.2	482.1	393.4	827.8	1,962.5
Inventory purchase commitments	998.7	—	—	—	998.7
Other commitments	25.6	15.5	4.4	0.6	46.1

Total	$1,302.8	$802.0	$411.4	$863.9	$3,380.1

The following is a description of our material, firmly committed contractual obligations as of March 31, 2012:

•

Euro Debt represents the principal amount due at maturity of our outstanding Euro Debt on a U.S. dollar-equivalent basis. Amounts do not include any fair value adjustments, call premiums or interest payments (see below);

•	Interest payments on Euro Debt represent the annual contractual interest payments due on our Euro Debt;

•

Lease obligations represent the minimum lease rental payments under noncancelable leases for our real estate and operating equipment in various locations around the world. Approximately 60% of these lease obligations relates to our retail operations. Information has been presented separately for operating and capital leases. In addition to such amounts, we are normally required to pay taxes, insurance and occupancy costs relating to our leased real estate properties;

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

Excluded from the above contractual obligations table is the non-current liability for unrecognized tax benefits of $168 million as of March 31, 2012, as we cannot make a reliable estimate of the period in which the liability will be settled, if ever.

The above table also excludes the following: (i) amounts included in current liabilities in our consolidated balance sheet as of March 31, 2012, as these items will be paid within one year; and (ii) non-current liabilities that have no cash outflows associated with them (e.g., deferred revenue) or the cash outflows associated with them are uncertain or do not represent a “purchase obligation” as the term is used herein (e.g., deferred taxes and other miscellaneous items).

We also have certain contractual arrangements that would require us to make payments if certain circumstances occur. See Note 17 to the accompanying audited consolidated financial statements for a description of our contingent commitments not included in the above table.

Off-Balance Sheet Arrangements

In addition to the commitments included in the above table, our other off-balance sheet firm commitments, which include outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $14 million as of March 31, 2012. We do not maintain any other off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on our financial condition or results of operations.

MARKET RISK MANAGEMENT

We are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the value of reported net assets of certain of our foreign operations. Consequently, in the normal course of business we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon evaluation of their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 31, 2012. However, we do have in aggregate approximately $25 million of derivative instruments in net asset positions placed across three creditworthy financial institutions.

Foreign Currency Risk Management

We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. Refer to Note 16 to the audited consolidated financial statements for a summarization of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of March 31, 2012.

Forward Foreign Currency Exchange Contracts

From time to time, we may enter into forward foreign currency exchange contracts as hedges to reduce our risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of our international operations, intercompany contributions made to fund certain marketing efforts of our international operations, interest payments made in connection with outstanding debt and other foreign currency-denominated operational cash flows. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, the British Pound Sterling and the Swiss Franc, we hedge a portion of our foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, we use forward foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

Our foreign exchange risk management activities are governed by policies and procedures approved by our Audit Committee. These policies and procedures provide a framework that allows for the management of currency exposures while ensuring the activities are conducted within our established guidelines. Our policies include guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including but not limited to authorization levels, transactional limits and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques, including a periodic review of market value and sensitivity analyses.

We record our forward foreign currency exchange contracts at fair value in our consolidated balance sheets. To the extent foreign currency exchange contracts designated as cash flow hedges at hedge inception are highly effective in offsetting changes in the value of the hedged item, the related gains (losses) are initially deferred in equity as a component of accumulated other comprehensive income (“AOCI”) and are subsequently recognized in our consolidated statements of operations as follows:

•	Forecasted Inventory Purchases — Recognized as part of the cost of the inventory being hedged within cost of goods sold when the related inventory is sold to a third party.

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

We recognized net losses of $4 million on forward foreign currency exchange contracts in earnings for Fiscal 2012, and net gains of $10 million and $13 million for Fiscal 2011 and Fiscal 2010, respectively.

Sensitivity

We perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our derivative financial instruments. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in foreign currency exchange rates. This analysis assumes a like movement by all foreign currencies in our hedge portfolio against the U.S. dollar. Based on all foreign currency exchange contracts outstanding as of March 31, 2012, a 10% devaluation of the U.S. dollar as compared to the level of foreign currency exchange rates for currencies under contract as of March 31, 2012 would result in a net loss in fair value of approximately $45 million. As our outstanding foreign currency exchange contracts are primarily designated as cash flow hedges of forecasted transactions, this hypothetical change in fair value would be largely offset by changes in the fair value of the underlying hedged items.

Hedge of a Net Investment in Certain European Subsidiaries

We designate the entire principal amount of our outstanding Euro Debt as a hedge of our net investment in certain of our European subsidiaries. Changes in the fair value of a derivative instrument or foreign currency-related changes in the carrying value of a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment, to the extent it is effective as a hedge. As such, changes in the carrying value of the Euro Debt resulting from changes in the Euro exchange rate have been, and continue to be, reported in equity as a component of AOCI. We recorded within other comprehensive income the translation of the Euro Debt to U.S. dollars, resulting in a gain of $16 million for Fiscal 2012, and losses of $13 million and $2 million for Fiscal 2011 and Fiscal 2010, respectively.

Interest Rate Risk Management

During the first quarter of Fiscal 2011, we entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate our exposure to changes in the fair value of our Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on our Euro Debt for a variable interest rate. On April 11, 2011, we terminated the interest rate swap agreement at a loss of $7.6 million. This loss has been recorded as an adjustment to the carrying value of our Euro Debt and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During Fiscal 2012, $3.0 million of this loss was recognized as interest expense within our consolidated statement of operations.

Sensitivity

As of March 31, 2012, we had no variable-rate debt outstanding. As such, our exposure to changes in interest rates primarily related to our fixed rate Euro debt. As of March 31, 2012, the carrying value of our Euro Debt was $274.4 million and the fair value was $289.4 million. A 25 basis point increase or decrease in the level of interest rates would respectively, decrease or increase the fair value of the Euro Debt by approximately $1 million. Such potential increases or decreases are based on certain simplifying assumptions, including no changes in Euro currency exchange rates and an immediate across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

Investment Risk Management

As of March 31, 2012, we had cash and cash equivalents on-hand of $671.6 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. Our other significant investments included $515.7 million of short-term investments, primarily in time deposits, government bonds, corporate bonds and variable rate municipal securities with original maturities greater than 90 days; $47.7 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $97.1 million of investments with maturities greater than one year; $2.3 million of auction rate securities issued through a municipality; and $0.5 million of other securities.

We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. As of March 31, 2012, we do not hold any investments in sovereign debt securities issued by Greece, Ireland, Portugal, Spain or Italy. See Note 16 to the accompanying audited consolidated financial statements for further detail of the composition of our investment portfolio as of March 31, 2012.

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

Inventories

We hold inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including our own retail stores. We also hold retail inventory that is sold in our own stores and e-commerce sites directly to consumers. Wholesale and retail inventories are stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis.

We continuously evaluate the composition of our inventories, assessing slow-turning product and fashion product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual product lines, the impact of market trends and economic conditions and the forecast of future demand, including giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. Our historical estimates of these costs and the provisions have not differed materially from actual results.

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

Our Euro Debt is recorded at carrying value in our consolidated balance sheets, adjusted for foreign currency fluctuations, changes in the fair value of any outstanding interest rate swaps and unamortized gains (losses) incurred upon the termination of such swaps, as applicable (see Note 16 to the accompanying audited consolidated financial statements), which may differ from its fair value. The fair value of the Euro Debt is estimated based on external pricing data, including available quoted market prices of the Euro Debt and of comparable European debt instruments with similar interest rates, credit ratings and trading frequency, among other factors.

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

We performed our annual impairment assessment of goodwill during the second quarter of Fiscal 2012. Based on the results of the impairment assessment as of July 3, 2011, we confirmed that the fair value of our reporting units significantly exceeded their respective carrying values and there were no reporting units at risk of impairment. Additionally, there have been no impairment losses recorded in connection with the assessment of the recoverability of goodwill or other intangible assets during any of the three fiscal years presented.

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

During Fiscal 2012, Fiscal 2011, and Fiscal 2010, we recorded non-cash impairment charges of $2.2 million, $2.5 million, and $6.6 million, respectively, to reduce the net carrying value of certain long-lived assets primarily in our Retail segment to their estimated fair value. See Note 11 to the accompanying audited consolidated financial statements for further discussion.

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

(c) Changes in Internal Controls over Financial Reporting

Except as discussed below, there has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Global Operating and Financial Reporting System Implementation

We are in the process of implementing a new global operating and financial reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system, scheduled to occur in phases over the next several years, began with the migration of certain of our domestic human resource systems during Fiscal 2011 and continued with the transition of certain of our operational and financial systems in the beginning of Fiscal 2012. During the fourth quarter of Fiscal 2012, we continued to develop and enhance those systems previously transitioned to the new global operating and financial reporting system. The next phase of this implementation effort involves the migration of certain core areas of our domestic business to the new system, including customer order-to-cash settlement and global merchandise procurement to payment processing, during Fiscal 2013. As the phased implementation of this new system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes in internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business.”

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Information relating to our directors and corporate governance will be set forth in the Company’s proxy statement for its 2012 annual meeting of stockholders to be filed within 120 days after March 31, 2012 (the “Proxy Statement”) and is incorporated by reference herein. Information relating to our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers.”

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

Equity Compensation Plan Information as of March 31, 2012

The following table sets forth information as of March 31, 2012 regarding compensation plans under which the Company’s equity securities are authorized for issuance:

	(a)		(b)		(c)
Plan Category	Numbers of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	5,182,242	(1)	$74.75	(2)	3,731,947	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	5,182,242		$74.75		3,731,947

(1)

Consists of 3,177,756 options to purchase shares of our Class A common stock and 2,004,486 restricted stock units that are payable solely in shares of Class A common stock (including 466,667 of service-based restricted stock units that have fully vested but for which the underlying shares have not yet been delivered as of March 31, 2012). Does not include 8,506 outstanding restricted shares that are subject to forfeiture.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)    1., 2. Financial Statements and Financial Statement Schedules. See index on Page F-1.

3.      Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-24733) (the “S-1”))
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Form 8-K dated August 16, 2011)
3.3	Restated Second Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Form 8-K dated August 16, 2011)
10.1	Registration Rights Agreement dated as of June 9, 1997 by and among Ralph Lauren, GS Capital Partners, L.P., GS Capital Partner PRL Holding I, L.P., GS Capital Partners PRL Holding II, L.P., Stone Street Fund 1994, L.P., Stone Street 1994 Subsidiary Corp., Bridge Street Fund 1994, L.P., and the Company (filed as Exhibit 10.3 to the S-1)
10.2	Agency Agreement dated October 5, 2006, between the Company and Deutsche Bank AG, London Branch and Deutsche Bank Luxemburg S.A., as fiscal and principal paying agent (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 30, 2006)
10.3	Form of Indemnification Agreement between the Company and its Directors and Executive Officers (filed as Exhibit 10.26 to the S-1)
10.4	Amended and Restated Employment Agreement, effective as of October 14, 2009, between the Company and Roger N. Farah (filed as Exhibit 10.1 to the Form 8-K dated October 14, 2009)†
10.5	Amended and Restated Employment Agreement, made effective as of March 30, 2008, between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K dated June 12, 2007)†
10.6	Amendment No. 1 dated June 29, 2009 to the Amended and Restated Employment Agreement between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K dated July 1, 2009)†
10.7	Amendment No. 2 dated November 9, 2010 to the Amended and Restated Employment Agreement between the Company and Ralph Lauren (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 2, 2010)†
10.8	Non-Qualified Stock Option Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended April 2, 2005 (the “Fiscal 2006 10-K”))†
10.9	Restricted Stock Unit Award Agreement, dated as of June 8, 2004, between the Company and Ralph Lauren (filed as Exhibit 10.15 to the Fiscal 2006 10-K)†
10.10	Executive Officer Annual Incentive Plan, as amended as of August 9, 2007 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended December 29, 2007)†
10.11	Amendment No. 1, dated March 29, 2010, to the Amended and Restated Employment Agreement between the Company and Roger N. Farah (filed as Exhibit 10.14 to the Fiscal 2010 10-K)†
10.12	Restricted Stock Unit Award Agreement, dated as of July 1, 2004, between the Company and Roger N. Farah (filed as Exhibit 10.18 to the Fiscal 2006 10-K)†
10.13	Amendment No. 1, dated as of December 23, 2008, to the Restricted Stock Unit Award Agreement between the Company and Roger N. Farah (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended December 27, 2008)†
10.14	Restricted Stock Award Agreement, dated as of July 23, 2002, between the Company and Roger N. Farah (filed as Exhibit 10.19 to the Fiscal 2006 10-K)†
10.15	Non-Qualified Stock Option Agreement, dated as of July 23, 2002, between the Company and Roger N. Farah (filed as Exhibit 10.20 to the Fiscal 2006 10-K)†

Exhibit Number	Description
10.16	Deferred Compensation Agreement, dated as of September 19, 2002, between the Company and Roger N. Farah (filed as Exhibit 10.21 to the Fiscal 2006 10-K)†
10.17	1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K dated August 12, 2004)†
10.18	Amendment, dated as of June 30, 2006, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 1, 2006)†
10.19	Amendment No. 2, dated as of May 21, 2009, to the 1997 Long-Term Stock Incentive Plan, as Amended and Restated as of August 12, 2004 (filed as Exhibit 10.26 to the Fiscal 2009 10-K)†
10.20	2010 Long-Term Stock Incentive Plan adopted on August 5, 2010 (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended July 3, 2010)†
10.21	Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 1, 2006)†
10.22	Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended July 1, 2006)†
10.23	Stock Option Award Overview — U.S. containing the standard terms of stock option awards under the 1997 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 1, 2006)†
10.24	Cliff Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended July 3, 2010)†
10.25	Pro-Rata Restricted Performance Share Unit Award Overview containing the standard terms of restricted performance share awards under the 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended July 3, 2010)†
10.26	Stock Option Award Overview — U.S. containing the standard terms of stock option awards under the 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended July 3, 2010)†
10.27	Credit Agreement, dated March 10, 2011, among the Company, Polo JP Acqui C.V., Polo Ralph Lauren Kabushiki Kaisha and Polo Ralph Lauren Asia Pacific Limited, as the borrowers, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended October 1, 2011)
10.28	Employment Agreement, effective as of October 14, 2009, between the Company and Jackwyn Nemerov (filed as Exhibit 10.2 to the Form 10-Q for the quarterly period ended October 1, 2011)†^
10.29	Employment Agreement, effective as of September 28, 2009, between the Company and Tracey T. Travis (filed as Exhibit 10.3 to the Form 10-Q for the quarterly period ended October 1, 2011)†^
10.30	Employment Agreement, effective as of October 14, 2009, between the Company and Mitchell A. Kosh (filed as Exhibit 10.4 to the Form 10-Q for the quarterly period ended October 1, 2011)†^
10.31	Amended and Restated Polo Ralph Lauren Supplemental Executive Retirement Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended December 31, 2005)†
14.1	Code of Ethics for Principal Executive Officers and Senior Financial Officers (filed as Exhibit 14.1 to the Fiscal 2003 Form 10-K)
21.1	List of Significant Subsidiaries of the Company*
23.1	Consent of Ernst & Young LLP*
31.1	Certification of Ralph Lauren required by 17 CFR 240.13a-14(a)*
31.2	Certification of Tracey T. Travis required by 17 CFR 240.13a-14(a)*
32.1	Certification of Ralph Lauren Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Description
32.2	Certification of Tracey T. Travis Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2012 and April 2, 2011, (ii) the Consolidated Statements of Operations for the fiscal years ended March 31, 2012, April 2, 2011 and April 3, 2010, (iii) the Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, April 2, 2011 and April 3, 2010 and (iv) the Notes to the Consolidated Financial Statements*

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

^	Portions of this exhibit have been omitted and are the subject of a confidential treatment order by the SEC.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2012.

RALPH LAUREN CORPORATION

By:	/S/ TRACEY T. TRAVIS
Tracey T. Travis
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RALPH LAUREN Ralph Lauren	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2012

/S/ ROGER N. FARAH Roger N. Farah	President, Chief Operating Officer and Director	May 24, 2012

/S/ JACKWYN L. NEMEROV Jackwyn L. Nemerov	Executive Vice President and Director	May 24, 2012

/S/ TRACEY T. TRAVIS Tracey T. Travis	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2012

/S/ JOHN R. ALCHIN John R. Alchin	Director	May 24, 2012

/S/ ARNOLD H. ARONSON Arnold H. Aronson	Director	May 24, 2012

/S/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	May 24, 2012

/S/ DR. JOYCE F. BROWN Dr. Joyce F. Brown	Director	May 24, 2012

/S/ JOEL L. FLEISHMAN Joel L. Fleishman	Director	May 24, 2012

/S/ HUBERT JOLY Hubert Joly	Director	May 24, 2012

Signature	Title	Date

/S/ JUDITH A. MCHALE Judith A. McHale	Director	May 24, 2012

/S/ STEVEN P. MURPHY Steven P. Murphy	Director	May 24, 2012

/S/ ROBERT C. WRIGHT Robert C. Wright	Director	May 24, 2012

RALPH LAUREN CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	April 2, 2011
	(millions)
ASSETS
Current assets:
Cash and cash equivalents	$671.6	$453.0
Short-term investments	515.7	593.9
Accounts receivable, net of allowances of $262.7 million and $230.9 million	547.2	442.8
Inventories	841.6	702.1
Income tax receivable	17.2	57.8
Deferred tax assets	125.6	92.1
Prepaid expenses and other	181.0	136.3

Total current assets	2,899.9	2,478.0
Non-current investments	99.9	83.6
Property and equipment, net	884.1	788.8
Deferred tax assets	39.8	76.7
Goodwill	1,004.0	1,016.3
Intangible assets, net	359.0	387.7
Other assets	129.7	150.0

Total assets	$5,416.4	$4,981.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$180.6	$141.3
Income tax payable	71.9	8.9
Accrued expenses and other	693.7	681.8

Total current liabilities	946.2	832.0
Long-term debt	274.4	291.9
Non-current liability for unrecognized tax benefits	168.0	156.4
Other non-current liabilities	375.3	396.1

Commitments and contingencies (Note 17)
Total liabilities	1,763.9	1,676.4

Equity:
Class A common stock, par value $.01 per share; 91.1 million and 89.5 million shares issued; 61.9 million and 63.7 million shares outstanding	0.9	0.9
Class B common stock, par value $.01 per share; 30.8 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	1,624.0	1,444.7
Retained earnings	4,042.4	3,435.3
Treasury stock, Class A, at cost (29.2 million and 25.8 million shares)	(2,211.7)	(1,792.3)
Accumulated other comprehensive income	196.6	215.8

Total equity	3,652.5	3,304.7

Total liabilities and equity	$5,416.4	$4,981.1

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
	(millions, except per share data)

Net sales	$6,678.8	$5,481.8	$4,795.5
Licensing revenue	180.7	178.5	183.4

Net revenues	6,859.5	5,660.3	4,978.9
Cost of goods sold(a)	(2,861.4)	(2,342.0)	(2,079.8)

Gross profit	3,998.1	3,318.3	2,899.1

Other costs and expenses:
Selling, general and administrative expenses(a)	(2,915.2)	(2,442.7)	(2,157.0)
Amortization of intangible assets	(28.9)	(25.4)	(21.7)
Impairments of assets	(2.2)	(2.5)	(6.6)
Restructuring charges	(12.4)	(2.6)	(6.9)

Total other costs and expenses	(2,958.7)	(2,473.2)	(2,192.2)

Operating income	1,039.4	845.1	706.9
Foreign currency gains (losses)	(1.5)	(1.4)	(2.2)
Interest expense	(24.5)	(18.3)	(22.2)
Interest and other income, net	11.0	7.7	12.4
Equity in income (loss) of equity-method investees	(9.3)	(7.7)	(5.6)

Income before provision for income taxes	1,015.1	825.4	689.3
Provision for income taxes	(334.1)	(257.8)	(209.8)

Net income attributable to RLC	$681.0	$567.6	$479.5

Net income per common share attributable to RLC:
Basic	$7.35	$5.91	$4.85

Diluted	$7.13	$5.75	$4.73

Weighted average common shares outstanding:
Basic	92.7	96.0	98.9

Diluted	95.5	98.7	101.3

Dividends declared per share	$0.80	$0.50	$0.30

(a) Includes total depreciation expense of:	$(196.3)	$(168.7)	$(159.5)

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Cash flows from operating activities:
Net income	$681.0	$567.6	$479.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	225.2	194.1	181.2
Deferred income tax expense (benefit)	(15.1)	47.3	(0.2)
Equity in loss (income) of equity-method investees, net of dividends received	9.3	7.7	5.6
Non-cash stock-based compensation expense	77.9	70.4	59.7
Non-cash impairments of assets	2.2	2.5	6.6
Other non-cash charges (benefits), net	3.1	(5.8)	3.3
Excess tax benefits from stock-based compensation arrangements	(39.9)	(42.6)	(25.2)
Changes in operating assets and liabilities:
Accounts receivable	(114.0)	(50.7)	92.2
Inventories	(148.3)	(173.5)	29.1
Accounts payable and accrued liabilities	33.1	109.2	27.5
Income tax receivables and payables	121.7	(68.7)	39.0
Deferred income	(18.5)	(27.2)	(19.3)
Other balance sheet changes	67.6	58.4	27.5

Net cash provided by operating activities	885.3	688.7	906.5

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(11.7)	(70.9)	(30.8)
Purchases of investments	(1,360.5)	(1,244.3)	(1,350.9)
Proceeds from sales and maturities of investments	1,393.5	1,242.3	1,072.4
Capital expenditures	(272.2)	(255.0)	(201.3)
Change in restricted cash deposits	1.3	28.5	6.2

Net cash used in investing activities	(249.6)	(299.4)	(504.4)

Cash flows from financing activities:
Repayment of debt	—	—	(121.0)
Proceeds from credit facilities	107.7	—	—
Repayments of borrowings on credit facilities	(107.7)	—	—
Payments of capital lease obligations	(8.0)	(7.9)	(6.7)
Payments of dividends	(74.3)	(38.5)	(24.7)
Repurchases of common stock, including shares surrendered for tax withholdings	(419.4)	(594.6)	(231.0)
Proceeds from exercise of stock options	61.5	88.3	50.5
Excess tax benefits from stock-based compensation arrangements	39.9	42.6	25.2
Payment on interest rate swap termination	(7.6)	—	—
Other financing activities	0.2	(2.5)	1.3

Net cash used in financing activities	(407.7)	(512.6)	(306.4)

Effect of exchange rate changes on cash and cash equivalents	(9.4)	13.2	(13.8)

Net increase (decrease) in cash and cash equivalents	218.6	(110.1)	81.9
Cash and cash equivalents at beginning of period	453.0	563.1	481.2

Cash and cash equivalents at end of period	$671.6	$453.0	$563.1

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock(a)		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost			Total Equity of RLC
	Shares	Amount			Shares	Amount	AOCI(b)
				(millions)
Balance at March 28, 2009	115.6	$1.1	$1,108.4	$2,465.5	16.4	$(966.7)	$126.8	$2,735.1
Comprehensive income:
Net income				479.5
Foreign currency translation adjustments							37.5
Net realized and unrealized gains (losses) on derivative financial instruments							(11.0)
Net realized and unrealized gains (losses) on available-for-sale investments							—
Net realized and unrealized gains (losses) on defined benefit plans							0.7
Total comprehensive income								506.7
Cash dividends declared				(29.7)				(29.7)
Repurchases of common stock					3.2	(231.0)		(231.0)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	2.2	$0.1	135.4					135.5

Balance at April 3, 2010	117.8	$1.2	$1,243.8	$2,915.3	19.6	$(1,197.7)	$154.0	$3,116.6
Comprehensive income:
Net income				567.6
Foreign currency translation adjustments							91.4
Net realized and unrealized gains (losses) on derivative financial instruments							(25.0)
Net realized and unrealized gains (losses) on available-for-sale investments							—
Net realized and unrealized gains (losses) on defined benefit plans							(4.6)
Total comprehensive income								629.4
Cash dividends declared				(47.6)				(47.6)
Repurchases of common stock					6.2	(594.6)		(594.6)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	2.5	—	200.9					200.9

Balance at April 2, 2011	120.3	$1.2	$1,444.7	$3,435.3	25.8	$(1,792.3)	$215.8	$3,304.7
Comprehensive income:
Net income				681.0
Foreign currency translation adjustments							(59.5)
Net realized and unrealized gains (losses) on derivative financial instruments							41.2
Net realized and unrealized gains (losses) on available-for-sale investments							0.7
Net realized and unrealized gains (losses) on defined benefit plans							(1.6)
Total comprehensive income								661.8
Cash dividends declared				(73.9)				(73.9)
Repurchases of common stock					3.4	(419.4)		(419.4)
Shares issued and equity grants made pursuant to stock-based compensation plans(c)	1.6	—	179.3					179.3

Balance at March 31, 2012	121.9	$1.2	$1,624.0	$4,042.4	29.2	$(2,211.7)	$196.6	$3,652.5

(a)

Includes Class A and Class B common stock. In Fiscal 2011 and Fiscal 2010, 11.3 million and 1.2 million shares, respectively, of Class B common stock were converted into an equal number of shares of Class A common stock pursuant to the terms of the security (see Note 18).

(b)	Accumulated other comprehensive income (loss).

(c)	Includes income tax benefits relating to stock-based compensation arrangements of approximately $40 million in Fiscal 2012, $43 million in Fiscal 2011 and $25 million in Fiscal 2010.

See accompanying notes.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Ralph Lauren Corporation (“RLC”) is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories (including footwear), fragrances and home furnishings. RLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. RLC’s brand names include Polo Ralph Lauren, Purple Label, Ralph Lauren Women’s Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX Ralph Lauren, Denim & Supply Ralph Lauren, Rugby, Ralph Lauren, Ralph Lauren Childrenswear, American Living, Chaps and Club Monaco, among others. RLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department stores and specialty stores located throughout the U.S., Canada, Europe, Asia and South America. The Company also sells directly to consumers through retail stores located throughout the U.S., Canada, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia; and through its retail e-commerce channel, which includes its domestic and European sites. During Fiscal 2012, the Company expanded its e-commerce presence in Europe by launching new retail e-commerce sites in France (which also services Belgium, Luxembourg and the Netherlands) and Germany (which also services Austria), as well as in the U.S. where it launched a new retail e-commerce site for its Club Monaco business. The Company also licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

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

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, Fiscal 2012 ended on March 31, 2012 and reflected a 52-week period; Fiscal 2011 ended on April 2, 2011 and also reflected a 52-week period; and Fiscal 2010 ended on April 3, 2010 and reflected a 53-week period.

Prior to the first quarter of Fiscal 2012, the financial position and operating results of the Company’s Japanese subsidiary, Ralph Lauren Corporation Japan (formerly “Polo Ralph Lauren Kabushiki Kaisha”) were reported on a one-month lag. During the first quarter of Fiscal 2012, the Company’s Japanese subsidiary changed its fiscal year to conform to the Company’s fiscal-year basis. The previously existing reporting lag was eliminated, as the lag was no longer required to achieve a timely consolidation due to the Company’s investments in technology to enhance its financial statement close process. The Company believes this change is preferable as it resulted in contemporaneous reporting of the subsidiary’s operating results. The Company has not retrospectively applied this change in accounting principle as the effect was not material to its previously reported annual and interim consolidated

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial statements. The cumulative effect of this change was reflected within “Interest and other income, net” in the Company’s consolidated statement of operations, and increased the Company’s pretax income and net income for Fiscal 2012 by $1.0 million and $0.6 million, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior periods’ financial information in order to conform to the current period’s presentation, including a reclassification within current liabilities of accrued trade costs not invoiced of approximately $73 million from accounts payable to accrued expenses and other current liabilities in Fiscal 2011 (see Note 10).

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of SG&A expenses in the consolidated statements of operations. Shipping costs were approximately $37 million in Fiscal 2012, $30 million in Fiscal 2011 and $28 million in Fiscal 2010. Handling costs, which are described above, were approximately $144 million in Fiscal 2012, $108 million in Fiscal 2011 and $95 million in Fiscal 2010, and are also included within SG&A expenses. Shipping and handling costs billed to customers are included in revenue.

Advertising, Marketing and Promotional Costs

Advertising costs, including the costs to produce advertising, are expensed when the advertisement is first exhibited. Costs of out-of-store advertising paid to wholesale customers under cooperative advertising programs are expensed as an advertising cost within SG&A expenses if both the identified advertising benefit is sufficiently separable from the purchase of the Company’s products by customers and the fair value of such benefit is measurable. Otherwise, such costs are reflected as a reduction of revenue. Costs of in- store advertising paid to wholesale customers under cooperative advertising programs are not included in advertising costs, but are reflected as a reduction of revenues since the benefits are not sufficiently separable from the purchases of the Company’s products by customers.

Costs associated with the marketing and promotion of the Company’s products are expensed as incurred and included within SG&A expenses.

Advertising, marketing and promotional expenses amounted to approximately $213 million for Fiscal 2012, $192 million for Fiscal 2011 and $157 million for Fiscal 2010. Deferred advertising, marketing and promotional costs, which principally relate to advertisements that have not yet been exhibited or services that have not yet been received, were approximately $5 million and $9 million at the end of Fiscal 2012 and Fiscal 2011, respectively.

Foreign Currency Translation and Transactions

The financial position and operating results of foreign operations are primarily consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange in effect on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange effective during the period. The resulting translation gains or losses are included in the consolidated statements of equity as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses on translation of intercompany loans made to foreign subsidiaries that are of a long-term investment nature also are included within this component of equity.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under US GAAP, are excluded from net income (loss). The components of other comprehensive income (loss) (“OCI”) for the Company primarily consist of foreign currency translation gains and losses; unrealized gains and losses on available-for-sale investments; unrealized gains and losses related to the accounting for defined benefit plans; and unrealized gains and losses on designated hedging instruments, such as forward foreign currency exchange contracts designated as cash flow hedges and foreign currency gains (losses) on the Company’s Euro-denominated debt designated as a hedge of its net investment in certain of its European subsidiaries.

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

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
	(millions)
Basic	92.7	96.0	98.9
Dilutive effect of stock options, restricted stock and restricted stock units	2.8	2.7	2.4

Diluted shares	95.5	98.7	101.3

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (a) are satisfied prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of the end of Fiscal 2012, Fiscal 2011 and Fiscal 2010, there was an aggregate of approximately 0.4 million, 0.4 million and 1.2 million, respectively, of additional shares issuable upon the exercise of anti-dilutive options and the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less, including investments in debt securities. Investments in debt securities are diversified among high-credit quality securities in accordance with the Company’s risk-management policies, and primarily include commercial paper and money market funds.

Restricted Cash

From time to time, the Company is required to place cash in escrow with various banks as collateral, primarily to secure guarantees of corresponding amounts made by the banks to international tax authorities on behalf of the Company, such as to secure refunds of value-added tax payments in certain international tax jurisdictions or in the case of certain international tax audits. Such cash has been classified as restricted cash and reported as a component of either other current assets or other non-current assets in the Company’s consolidated balance sheets.

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

The Company’s investments include a joint venture named the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the “RL Watch Company”), formed with Compagnie Financiere Richemont SA (“Richemont”), the Swiss Luxury Goods Group, in March 2007. The joint venture is a Swiss corporation whose purpose is to design, develop, manufacture, sell and distribute luxury watches and fine jewelry through Ralph Lauren retail stores, as well as through fine independent jewelry and luxury watch retailers throughout the world. The Company accounts for its 50% interest in the RL Watch Company under the equity method of accounting, and such investment is recorded at carrying value within other non-current assets in the consolidated balance sheets. Royalty payments due to the

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company under the related license agreement for use of certain of the Company’s trademarks are reflected as licensing revenue within the consolidated statements of operations.

Impairment Assessment

The Company evaluates investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis. Such evaluation involves a variety of considerations, including assessments of risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers. Factors considered by the Company include (i) the length of time and the extent to which the fair value has been below cost, (ii) the financial condition, credit worthiness and near-term prospects of the issuer, (iii) the length of time to maturity, (iv) future economic conditions and market forecasts, (v) the Company’s intent and ability to retain its investment for a period of time sufficient to allow for recovery of market value and (vi) an assessment of whether it is more-likely-than-not that the Company will be required to sell its investment before recovery of market value.

See Note 16 for further information relating to the Company’s investments.

Accounts Receivable

In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Accounts receivable, net, is recorded at carrying value which approximates fair value, and is presented in the Company’s consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (a) reserves for returns, discounts, end-of-season markdowns and operational chargebacks and (b) allowances for doubtful accounts. These reserves and allowances are discussed in further detail below.

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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Beginning reserve balance	$213.2	$186.0	$170.4
Amount charged against revenue to increase reserve	650.4	502.5	460.1
Amount credited against customer accounts to decrease reserve	(611.3)	(479.5)	(443.7)
Foreign currency translation	(5.6)	4.2	(0.8)

Ending reserve balance	$246.7	$213.2	$186.0

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions, among other factors.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Beginning reserve balance	$17.7	$20.1	$20.5
Amount recorded to expense to increase (decrease) reserve(a)	2.3	(0.2)	4.7
Amount written-off against customer accounts to decrease reserve	(3.4)	(2.8)	(5.1)
Foreign currency translation	(0.6)	0.6	—

Ending reserve balance	$16.0	$17.7	$20.1

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the consolidated statements of operations.

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across the U.S., Canada, Europe, South America and Asia, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In the Company’s wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. For Fiscal 2012, these customers in the aggregate contributed approximately 40% of all wholesale revenues. Further, as of March 31, 2012, the Company’s three key wholesale customers represented approximately 25% of gross accounts receivable.

Inventories

The Company holds inventory that is sold through wholesale distribution channels to major department stores and specialty retail stores, including the Company’s own retail stores. The Company also holds retail inventory that is sold in its own stores and e-commerce sites directly to consumers. Wholesale and retail inventories are stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis.

The Company continuously evaluates the composition of its inventories, assessing slow-turning product and all fashion product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of the Company’s individual product lines, the impact of market trends and economic conditions and the forecast of future demand, including giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill and Other Intangible Assets

At acquisition, the Company estimates and records the fair value of purchased intangible assets, which typically consist of license agreements, customer relationships, non-compete agreements and/or order backlog. The fair value of these intangible assets is estimated based on management’s assessment, considering independent third party appraisals, when necessary. The excess of the purchase consideration over the fair value of net assets acquired is recorded as goodwill. Goodwill, including any goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have indefinite useful lives are not amortized. Rather, goodwill and such indefinite-lived intangible assets are assessed for impairment at least annually based on comparisons of their respective fair values to their carrying values. Finite-lived intangible assets are amortized over their respective estimated useful lives and, along with other long-lived assets as noted above, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. See discussion of the Company’s accounting policy for long-lived asset impairment as described previously under the caption “Property and Equipment, Net.”

Officers’ Life Insurance Policies

The Company maintains certain split-dollar life insurance policies for select senior executives. These policies are recorded at the lesser of their cash-surrender value or aggregate premiums paid-to-date in the consolidated balance sheets. As of the end of both Fiscal 2012 and Fiscal 2011, amounts of approximately $33 million relating to officers’ split-dollar life insurance policies held by the Company were classified within other non-current assets in the consolidated balance sheets.

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

In determining the income tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions. If the Company considers that a tax position is more-likely-than-not of being sustained upon audit, based solely on the technical merits of the position, it recognizes the tax benefit. The Company measures the tax benefit by determining the largest amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of all relevant information. These assessments can be complex and the Company often obtains assistance from external advisors. To the extent that the Company’s estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. If the initial assessment fails to result in the recognition of a tax benefit, the Company regularly monitors its position and subsequently recognizes the tax benefit if (i) there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to “more-likely-than-not,” (ii) the statute of limitations expires, or (iii) there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency. Uncertain tax positions are classified as current only when the Company expects to pay cash within the next twelve months. Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s consolidated statements of operations and are classified on the consolidated balance sheets together with the related liability for unrecognized tax benefits.

See Note 13 for further discussion of the Company’s income taxes.

Leases

The Company leases certain facilities and equipment, including the vast majority of its retail stores. Certain of the Company’s leases contain renewal options, rent escalation clauses and/or landlord incentives. Rent expense for noncancelable operating leases with scheduled rent increases and/or landlord incentives is recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date. The excess of straight-line rent expense over scheduled payment amounts and landlord incentives is recorded as a deferred rent liability. As of the end of Fiscal 2012 and Fiscal 2011, deferred rent obligations of approximately $193 million and $173 million, respectively, were classified primarily within other non-current liabilities in the Company’s consolidated balance sheets.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The Company’s established policies and procedures for mitigating credit risk on derivative transactions include continually reviewing and assessing the creditworthiness of counterparties. The Company also enters into master netting arrangements with counterparties when possible to mitigate credit risk associated with its derivative instruments, which allow in certain instances the Company to net settle amounts owed under multiple derivative transactions with the same counterparty. However, the fair values of the Company’s derivative instruments are recorded on its consolidated balance sheets on a gross basis.

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

Hedge of a Net Investment in a Foreign Operation

Changes in the fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment to the extent it is effective as a hedge. In assessing the effectiveness of a non-derivative financial instrument that has been designated as a hedge of a net investment, the Company uses the spot rate method of accounting to value foreign currency exchange rate changes in both its foreign subsidiaries and the financial instrument. If the notional amount of the financial instrument designated as a hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness is recognized immediately in earnings within foreign currency gains (losses). To the extent the financial instrument remains effective, changes in its fair value are recorded in equity as a component of AOCI until the sale or liquidation of the hedged net investment.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Undesignated Hedges

All of the Company’s undesignated hedges are entered into to hedge specific economic risks, such as foreign currency exchange rate risk. Changes in the fair value of undesignated derivative instruments are immediately recognized in earnings within foreign currency gains (losses).

See Note 16 for further discussion of the Company’s derivative financial instruments.

4.    Recently Issued Accounting Standards

Disclosure of Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (“FASB”) issued new, expanded disclosure requirements for financial instruments surrounding an entity’s rights of offset and related counterparty arrangements as Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of both “gross” and “net” information for recognized financial instruments (including derivatives) that are (i) eligible for offset and presented “net” in the balance sheet or (ii) subject to enforceable master netting agreements, irrespective of whether an entity actually offsets and “net presents” such instruments in the balance sheet. ASU 2011-11 also requires disclosure of any collateral received or posted in connection with master netting agreements or similar arrangements. ASU 2011-11 requires retrospective application, and is effective for the Company as of the beginning of Fiscal 2014. The application of ASU 2011-11 is expected to expand the Company’s quarterly and annual financial instrument disclosures, but will not have an impact on its consolidated financial statements.

Goodwill Impairment Testing

In September 2011, the FASB issued revised guidance for goodwill impairment testing as ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies goodwill impairment testing by providing entities with the option of performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The results of such assessment may be used as a basis for determining whether it is necessary to perform the two-step quantitative impairment test currently required under Accounting Standards Codification (“ASC”) topic 350, “Intangibles – Goodwill and Other.” ASU 2011-08 is effective for the Company’s goodwill impairment testing beginning in Fiscal 2013. The application of ASU 2011-08 is not expected to have an impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued revised guidance on the presentation of comprehensive income as ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, this guidance requires items that are reclassified from AOCI to net income to be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred this requirement. ASU 2011-05 requires retrospective application, and is effective for the Company as of the beginning of Fiscal 2013. The application of ASU 2011-05 is not expected to have an impact on the Company’s consolidated financial statements, but will result in inclusion of a separate statement of comprehensive income along with the Company’s consolidated statements of operations and equity.

Fair Value Measurements

In May 2011, the FASB issued new guidance to improve and align fair value measurement and disclosure requirements as ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends and clarifies certain existing fair value measurements guidance, including limiting the “highest and best use” concept to nonfinancial assets, permitting certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured on a net basis and providing guidance on the use of premiums and discounts. ASU 2011-04 also expands the disclosure requirements for Level 3 fair value measurements, including for transfers into and out of Level 3 of the fair value hierarchy, and in instances where the use of a nonfinancial asset differs from its “highest and best use.” In addition, ASU 2011-04 requires disclosure of the fair value hierarchy level for financial instruments not recorded at fair value but for which disclosure of fair value is required. The Company adopted the provisions of ASU 2011-04 as of the beginning of the fourth quarter of Fiscal 2012. The adoption of ASU 2011-04 resulted in expanded fair value disclosures for certain of the Company’s financial instruments (see Note 15), but did not have an impact on the Company’s consolidated financial statements.

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC topic 840, “Leases.” Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Subsequent to the end of the related comment period, the FASB made several amendments to the Exposure Draft, including revising the definition of the “lease term” to include the non-cancelable lease term plus only those option periods for which there is significant economic incentive for the lessee to extend or not terminate the lease. The FASB also redefined the initial lease liability to be recorded on the Company’s balance sheet to contemplate only those variable lease payments that are in substance “fixed.” The FASB continues to re-deliberate its tentative decisions made to date and plans to issue a revised exposure draft for comment in the second half of 2012. If and when effective, this proposed standard will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on its consolidated financial statements at this time.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Asia-Pacific Licensed Operations Acquisition

On December 31, 2009, in connection with the transition of the Ralph Lauren-branded apparel business in the Greater China and Southeast Asia region (comprised of China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan and Thailand) from a licensed to a wholly owned operation, the Company acquired certain net assets from Dickson Concepts International Limited and affiliates (“Dickson”) in exchange for an initial payment of approximately $20 million and other consideration of approximately $17 million (the “Asia-Pacific Licensed Operations Acquisition”). Dickson was the Company’s licensee for Ralph Lauren-branded apparel in the Greater China and Southeast Asia region. The Company funded the Asia-Pacific Licensed Operations Acquisition with available cash on-hand.

The Company accounted for the Asia-Pacific Licensed Operations Acquisition as a business combination during the fourth quarter of Fiscal 2010. The acquisition cost of $37 million (excluding transaction costs) has been allocated to the net assets acquired based on their respective fair values as follows: inventory of $2 million; customer relationship intangible asset of $29 million; tax-deductible goodwill of $1 million and other net assets of $5 million. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. Transaction costs of $4 million were expensed as incurred and classified within SG&A expenses in the consolidated statement of operations during Fiscal 2010.

The customer relationship intangible asset was valued using the Excess Earnings Method and is being amortized over its estimated useful life of ten years.

The operating results for the Ralph Lauren business in the Greater China and Southeast Asia region have been consolidated in the Company’s operating results commencing on January 1, 2010.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Inventories

Inventories consist of the following:

	March 31, 2012	April 2, 2011
	(millions)
Raw materials	$5.1	$7.5
Work-in-process	1.1	1.8
Finished goods	835.4	692.8

Total inventories	$841.6	$702.1

7.    Property and Equipment

Property and equipment, net, consist of the following:

	March 31, 2012	April 2, 2011
	(millions)
Land and improvements	$9.9	$9.9
Buildings and improvements	115.9	115.3
Furniture and fixtures	561.8	490.9
Machinery and equipment	157.4	144.4
Capitalized software	213.6	165.4
Leasehold improvements	915.0	826.3
Construction in progress	84.9	58.1

	2,058.5	1,810.3
Less: accumulated depreciation	(1,174.4)	(1,021.5)

Property and equipment, net	$884.1	$788.8

8.    Goodwill and Other Intangible Assets

As discussed in Note 3, goodwill and certain other intangible assets deemed to have indefinite useful lives are not amortized but rather, are subject to annual impairment testing. Finite-lived intangible assets continue to be amortized over their respective estimated useful lives. Based on the results of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets in Fiscal 2012, Fiscal 2011 and Fiscal 2010, no impairment charges were deemed necessary.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

The following table details the changes in goodwill for each of the Company’s reportable segments during Fiscal 2012 and Fiscal 2011:

	Wholesale	Retail	Licensing	Total
		(millions)
Balance at April 3, 2010	$628.3	$215.8	$142.5	$986.6
Acquisition-related activity(a)	—	3.8	—	3.8
Other adjustments(b)	16.8	5.8	3.3	25.9

Balance at April 2, 2011	645.1	225.4	145.8	1,016.3
Acquisition-related activity	—	—	—	—
Other adjustments(b)	(9.8)	(2.2)	(0.3)	(12.3)

Balance at March 31, 2012	$635.3	$223.2	$145.5	$1,004.0

(a)	Fiscal 2011 acquisition-related activity includes the South Korea Licensed Operations Acquisition. See Note 5 for further discussion of the Company’s acquisitions.

(b)	Fiscal 2012 and Fiscal 2011 other adjustments are primarily attributable to changes in foreign currency exchange rates.

Other Intangible Assets

Other intangible assets consist of the following:

	March 31, 2012			April 2, 2011
	Gross Carrying Amount	Accum. Amort.	Net	Gross Carrying Amount	Accum. Amort.	Net
			(millions)
Intangible assets subject to amortization:
Re-acquired licensed trademarks	$232.7	$(90.6)	$142.1	$233.2	$(82.5)	$150.7
Customer relationships	278.9	(86.8)	192.1	278.6	(67.1)	211.5
Other	24.4	(8.4)	16.0	24.4	(7.7)	16.7

Total intangible assets subject to amortization	536.0	(185.8)	350.2	536.2	(157.3)	378.9
Intangible assets not subject to amortization:
Trademarks and brands	8.8	—	8.8	8.8	—	8.8

Total intangible assets	$544.8	$(185.8)	$359.0	$545.0	$(157.3)	$387.7

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization

Based on the amount of intangible assets subject to amortization as of March 31, 2012, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(millions)
Fiscal 2013	$26.7
Fiscal 2014	26.7
Fiscal 2015	26.7
Fiscal 2016	25.2
Fiscal 2017	25.2
Fiscal 2018 and thereafter	219.7

Total	$350.2

The expected future amortization expense above reflects weighted-average estimated useful lives of 17.4 years for re-acquired licensed trademarks, 12.0 years for customer relationships and 14.5 years for the Company’s finite-lived intangible assets in total.

9.    Other Current and Non-Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2012	April 2, 2011
	(millions)
Prepaid rent expense	$26.3	$23.9
Restricted cash	14.0	8.5
Derivative financial instruments	32.1	2.0
Other taxes receivable	26.0	30.5
Prepaid samples	18.6	17.1
Other prepaid expenses and current assets	64.0	54.3

Total prepaid expenses and other current assets	$181.0	$136.3

Other non-current assets consist of the following:

	March 31, 2012	April 2, 2011
	(millions)
Equity-method investments	$2.5	$5.3
Officers’ life insurance policies	33.4	33.4
Restricted cash	33.7	42.8
Other non-current assets	60.1	68.5

Total other non-current assets	$129.7	$150.0

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Other Current and Non-Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2012	April 2, 2011
	(millions)
Accrued operating expenses	$175.7	$167.0
Accrued payroll and benefits	227.7	209.3
Accrued inventory	108.0	132.0
Accrued capital expenditures	45.4	8.6
Deferred income	50.3	46.8
Other taxes payable	47.1	66.2
Other accrued expenses and current liabilities	39.5	51.9

Total accrued expenses and other current liabilities	$693.7	$681.8

Other non-current liabilities consist of the following:

	March 31, 2012	April 2, 2011
	(millions)
Capital lease obligations	$38.3	$40.4
Deferred rent obligations	176.9	166.1
Deferred income	78.2	100.1
Deferred tax liabilities	35.2	41.4
Other non-current liabilities	46.7	48.1

Total other non-current liabilities	$375.3	$396.1

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

Fiscal 2012 Impairment

During Fiscal 2012, the Company recorded non-cash impairment charges of $2.2 million, primarily to reduce the net carrying value of the long-lived assets of certain underperforming European retail stores to their estimated fair value, which was determined based on discounted expected cash flows.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12.    Restructuring

The Company has recorded restructuring liabilities in recent years relating to various cost-savings and business repositioning initiatives, as well as certain of its acquisitions. Liabilities for restructuring costs are measured at fair value when incurred. A description of the nature of significant restructuring activities and related costs is presented below.

Fiscal 2012 Restructuring

During the first quarter of Fiscal 2012, the Company initiated a plan to reposition and upgrade its existing distribution network and merchandising operations in the Asia-Pacific region, which includes mainland China, Macau, Hong Kong, Taiwan, Malaysia, Singapore, Japan and South Korea (the “Asia-Pacific Restructuring Plan”). The Asia-Pacific Restructuring Plan included a reduction in workforce of approximately 280 employees and the closure of approximately 95 stores and concession shops that do not support the new merchandising strategy. In connection with the Asia-Pacific Restructuring Plan, the Company recorded $5.5 million in restructuring charges during Fiscal 2012.

In addition to the restructuring charges incurred in connection with the Asia-Pacific Restructuring Plan as discussed above, the Company recognized $6.9 million of other restructuring charges during Fiscal 2012, including $3.1 million of costs associated with the planned discontinuance of the majority of the products sold under the American Living brand at J.C. Penney Company, Inc. primarily related to severance actions.

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

13.    Income Taxes

Taxes on Income

Domestic and foreign pretax income are as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Domestic	$618.4	$578.4	$448.3
Foreign	396.7	247.0	241.0

Total income before provision for income taxes	$1,015.1	$825.4	$689.3

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provisions (benefits) for current and deferred income taxes are as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Current:
Federal(a)	$203.2	$126.1	$138.0
State and local(a)	50.9	44.4	16.3
Foreign	95.1	40.0	55.7

	349.2	210.5	210.0

Deferred:
Federal	3.9	55.3	12.0
State and local	(1.8)	0.2	(1.4)
Foreign	(17.2)	(8.2)	(10.8)

	(15.1)	47.3	(0.2)

Total provision for income taxes	$334.1	$257.8	$209.8

(a)

Excludes federal, state and local tax benefits of approximately $40 million in Fiscal 2012, $43 million in Fiscal 2011 and $25 million in Fiscal 2010 resulting from stock-based compensation arrangements. Such amounts were recorded within equity.

Tax Rate Reconciliation

The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are as set forth below:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Provision for income taxes at the U.S. federal statutory rate	$355.3	$288.9	$241.3
Increase (decrease) due to:
State and local income taxes, net of federal benefit	35.9	33.5	19.8
Foreign income taxed at different rates, net of U.S. foreign tax credits	(55.2)	(61.8)	(44.9)
Conclusions of tax examinations and settlements	—	(13.0)	(14.8)
Other	(1.9)	10.2	8.4

Total provision for income taxes	$334.1	$257.8	$209.8

The Company’s effective tax rate is lower than the statutory rate principally as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S., as well as reductions in tax reserves associated with conclusions of tax examinations and other discrete tax reserve reductions.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	March 31, 2012	April 2, 2011
	(millions)
Current deferred tax assets:
Receivable allowances and reserves	$57.5	$39.4
Inventory basis difference	21.9	26.7
Other	31.6	15.4
Deferred income	8.0	8.0
Net operating losses and other tax attributed carryforwards	3.9	0.3
Valuation allowance	(0.7)	(0.5)

Net current deferred tax assets(a)	122.2	89.3

Non-current deferred tax assets (liabilities):
Property and equipment	19.0	33.8
Goodwill and other intangible assets	(207.8)	(203.6)
Net operating losses carryforwards	16.7	30.0
Cumulative translation adjustment and hedges	(4.2)	3.8
Deferred compensation	64.2	60.2
Deferred income	31.4	40.4
Unrecognized tax benefits	48.1	45.6
Transfer pricing	20.8	25.3
Deferred rent	19.6	18.6
Other	11.2	4.6
Valuation allowance	(14.4)	(23.4)

Net non-current deferred tax assets(b)	4.6	35.3

Net deferred tax assets	$126.8	$124.6

(a)

Net current deferred tax balances as of March 31, 2012 and April 2, 2011 included current deferred tax liabilities of $3.4 million and $2.8 million, respectively, recorded within accrued expenses and other in the consolidated balance sheets.

(b)

Net non-current deferred tax balances as of March 31, 2012 and April 2, 2011 were comprised of non-current deferred tax assets of $39.8 million and $76.7 million, respectively, included within deferred tax assets, and non-current deferred tax liabilities of $35.2 million and $41.4 million, respectively, recorded within other non-current liabilities in the consolidated balance sheets.

The Company has available state and foreign net operating loss carryforwards of $4.0 million and $51.1 million, respectively, for tax purposes to offset future taxable income. The net operating loss carryforwards expire beginning in Fiscal 2013.

Also, the Company has available state and foreign net operating loss carryforwards of $13.1 million and $46.2 million, respectively, for which no net deferred tax asset has been recognized. A full valuation allowance has been recorded since management does not believe that the Company will more-likely-than-not be able to utilize these carryforwards to offset future taxable income. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The valuation allowance relating to state net operating loss carryforwards increased $5.3 million due to the Company’s inability to utilize certain state net operating loss carryforwards. The valuation allowance relating to foreign net operating loss carryforwards decreased $21.7 million as a result of the Company’s ability to utilize certain foreign net operating loss carryforwards.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provision has not been made for U.S. or additional foreign taxes on $1.363 billion of undistributed earnings of foreign subsidiaries. Those earnings have been and are expected to continue to be reinvested. These earnings could become subject to tax if they were remitted as dividends, if foreign earnings were lent to RLC, a subsidiary or a U.S. affiliate of RLC, or if the stock of the subsidiaries were sold. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practical. Management believes that the amount of the additional taxes that might be payable on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. foreign tax credits.

Uncertain Income Tax Benefits

Fiscal 2012, Fiscal 2011 and Fiscal 2010 Activity

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for Fiscal 2012, Fiscal 2011 and Fiscal 2010 is presented below:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Unrecognized tax benefits beginning balance	$125.0	$96.2	$113.7
Additions related to current period tax positions	3.5	2.2	6.1
Additions related to prior period tax positions	7.8	45.6	5.1
Reductions related to prior period tax positions	(3.5)	(18.0)	(13.4)
Reductions related to expiration of statutes of limitations	(1.5)	(1.4)	—
Reductions related to settlements with taxing authorities	—	(2.4)	(15.5)
Additions (reductions) related to foreign currency translation	(2.3)	2.8	0.2

Unrecognized tax benefits ending balance	$129.0	$125.0	$96.2

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for Fiscal 2012, Fiscal 2011 and Fiscal 2010 is presented below:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Accrued interest and penalties beginning balance	$31.4	$29.8	$41.1
Net additions (reductions) charged to expense	8.3	1.2	(3.3)
Reductions related to prior period tax positions	(0.3)	—	—
Reductions related to settlements with taxing authorities	—	—	(8.0)
Additions (reductions) related to foreign currency translation	(0.4)	0.4	—

Accrued interest and penalties ending balance	$39.0	$31.4	$29.8

The total amount of unrecognized tax benefits, including interest and penalties, was $168.0 million as of March 31, 2012 and $156.4 million as of April 2, 2011 and was included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $119.8 million as of March 31, 2012 and $110.8 million as of April 2, 2011.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

14.    Debt

Debt consists of the following:

	March 31, 2012	April 2, 2011
	(millions)
Revolving credit facilities	$—	$—
4.5% Euro-denominated notes due October 2013	274.4	291.9

Total long-term debt	$274.4	$291.9

Euro Debt

As of March 31, 2012, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2011, the Company repaid $100.0 million in borrowings that were previously drawn down under the Global Credit Facility earlier in the fiscal year. As of March 31, 2012, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $13.4 million of outstanding letters of credit.

U.S. dollar-denominated borrowings under the Global Credit Facility bear interest, at the Company’s option, either at (a) a base rate, by reference to the greatest of: (i) the annual prime commercial lending rate of JPMorgan Chase Bank, N.A. in effect from time to time, (ii) the weighted-average overnight Federal funds rate plus 50 basis points, or (iii) the one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points; or (b) LIBOR, adjusted for the Federal Reserve Board’s Eurocurrency liabilities maximum reserve percentage, plus a spread of 112.5 basis points, subject to adjustment based on the Company’s credit ratings (“Adjusted LIBOR”). Foreign currency-denominated borrowings bear interest at Adjusted LIBOR, as previously described.

In addition to paying interest on any outstanding borrowings under the Global Credit Facility, the Company is required to pay a commitment fee to the lenders under the Global Credit Facility in respect of the unutilized commitments. The commitment fee rate of 15 basis points under the terms of the Global Credit Facility is subject to adjustment based on the Company’s credit ratings.

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of March 31, 2012, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.

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

Chinese Credit Facility

On April 11, 2012, Ralph Lauren Trading (Shanghai) Co., Ltd., a subsidiary of the Company, entered into a new uncommitted credit facility with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) that provides for a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 10, 2013 (the “Chinese Credit Facility”). The Chinese Credit Facility replaced the Company’s previous credit facility, which provided for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million) and expired in February 2012 (“the previous credit facility”). Consistent

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with the previous credit facility, the Chinese Credit Facility will be used to fund general working capital needs of the Company’s operations in China. In addition, the Chinese Credit Facility may be used to support bank guarantees.

The borrowing availability under the Chinese Credit Facility is at the sole discretion of the Bank and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by the Company and bear interest at either (i) at least 95% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. The Chinese Credit Facility does not contain any financial covenants.

In July 2011, the Company repaid $7.7 million in borrowings that were drawn down under the previous credit facility earlier in the fiscal year.

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

The following table summarizes the Company’s financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	March 31, 2012	April 2, 2011
	(millions)
Financial assets recorded at fair value(a):
Government bonds — U.S.	$59.4	$100.4
Government bonds — non-U.S.	96.0	—
Corporate bonds — non-U.S.	99.0	—
Variable rate municipal securities — U.S.	69.2	14.5
Auction rate securities	2.3	2.3
Other securities	0.5	0.5
Derivative financial instruments	32.5	2.0

Total	$358.9	$119.7

Financial liabilities recorded at fair value(b) :
Derivative financial instruments	$2.6	$17.8

Total	$2.6	$17.8

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)	Based on Level 1 measurements, except for auction rate securities and derivative financial instruments, which are based on Level 2 measurements.

(b)	Based on Level 2 measurements.

Certain of the Company’s government bonds, and all of its corporate bonds and variable rate municipal securities (“VRMS”) are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets based upon quoted market prices in active markets.

The Company’s auction rate securities are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets. Third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recent successfully traded securities and the total principal balance of each security.

The Company’s derivative financial instruments are recorded at fair value in the Company’s consolidated balance sheets and are valued using a pricing model, primarily based on market observable external inputs including forward and spot rates for foreign currencies, which considers the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are considered in the valuation of derivative financial instruments.

The Company’s cash and cash equivalents, restricted cash and held-to-maturity investments are recorded at carrying value, which approximates fair value, based on Level 1 measurements.

The Company’s Euro Debt is recorded at carrying value in the Company’s consolidated balance sheets, adjusted for foreign currency fluctuations, changes in the fair value of any outstanding interest rate swaps and unamortized gains (losses) incurred upon the termination of such swaps, as applicable (see Note 16), which may differ from its fair value. The fair value of the Euro Debt is estimated based on external pricing data, including available quoted market prices of the Euro Debt and of comparable European debt instruments with similar interest rates, credit ratings and trading frequency, among other factors. The following table summarizes the carrying value and the estimated fair value of the Company’s Euro Debt:

	March 31, 2012		April 2, 2011
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)		(millions)
Euro Debt	$274.4	$289.4	$291.9	$305.0

(a)	Based on Level 2 measurements.

Unrealized gains or losses on the Company’s Euro Debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.

The Company’s non-financial instruments, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of March 31, 2012 and April 2, 2011:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	March 31, 2012	April 2, 2011	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value		Balance Sheet Line(b)	Fair Value
			March 31, 2012		April 2, 2011		March 31, 2012			April 2, 2011
					(millions)
Designated Hedges:
FC — Inventory purchases	$482.2	$342.4	PP	$26.6	PP	$1.1	AE	$(1.4)		AE	$(9.4)
FC — I/C royalty payments	70.0	46.8	PP	4.8	—	—	—	—		AE	(3.6)
FC — Interest payments	12.6	9.3	—	—	PP	0.4	AE	—	(c)	—	—
FC — Other	8.3	29.6	—	—	PP	0.5	AE	(0.3)		AE	(0.1)
IRS — Euro Debt	—	295.5	—	—	—	—	—	—		ONCL	(3.3)
NI — Euro Debt	274.4	291.9	—	—	—	—	LTD	(289.4	)(d)	LTD	(305.0	)(d)

Total Designated Hedges	$847.5	$1,015.5		$31.4		$2.0		$(291.1)			$(321.4)

Undesignated Hedges:
FC — Other	158.1	40.0	(e)	1.1	—	—	(f)	(0.9)		(g)	(1.4)

Total Hedges	$1,005.6	$1,055.5		$32.5		$2.0		$(292.0)			$(322.8)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; IRS = Interest Rate Swap; NI = Net Investment Hedge; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	The fair value of the Company’s interest payment-related derivative instrument was less than $0.1 million as of March 31, 2012.

(d)

The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $274.4 million as of March 31, 2012 and $291.9 million as of April 2, 2011.

(e)	$0.7 million included within PP and $0.4 million included within OA.

(f)	$0.8 million included within AE and $0.1 million included within ONCL.

(g)	$0.4 million included within AE and $1.0 million included within ONCL.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its consolidated financial statements for the fiscal years presented:

	Gains (Losses) Recognized in OCI(b)			Gains (Losses) Reclassified from AOCI(b) to Earnings
	Fiscal Years Ended			Fiscal Years Ended			Location of Gains (Losses) Reclassified from AOCI(b) to Earnings
Derivative Instrument(a)	March 31, 2012	April 2, 2011	April 3, 2010	March 31, 2012	April 2, 2011	April 3, 2010
			(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$31.3	$(15.7)	$(8.4)	$(2.0)	$15.2	$12.6	Cost of goods sold
FC — I/C royalty payments	7.7	(4.4)	(1.3)	(2.6)	(4.4)	(2.0)	Foreign currency gains (losses)
FC — Interest payments	(0.4)	1.2	(0.8)	(0.5)	(0.7)	1.2	Foreign currency gains (losses)
FC — Other	0.1	0.4	0.2	0.2	—	0.2	Foreign currency gains (losses)

	$38.7	$(18.5)	$(10.3)	$(4.9)	$10.1	$12.0

Designated Hedge of Net Investment:

Euro Debt	$16.2	$(13.1)	$(1.8)	$—	$—	$—	(c)

Total Designated Hedges	$54.9	$(31.6)	$(12.1)	$(4.9)	$10.1	$12.0

	Gains (Losses) Recognized in Earnings
	Fiscal Years Ended
Derivative Instrument(a)	March 31, 2012	April 2, 2011	April 3, 2010	Location of Gains (Losses) Recognized in Earnings
		(millions)
Undesignated Hedges:
FC — Other	$1.1	$(0.3)	$0.7	Foreign currency gains (losses)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 2013.

(b)	AOCI, including the respective fiscal year’s OCI, is classified as a component of total equity.

(c)	To the extent applicable, to be recognized as a gain (loss) on the sale or liquidation of the hedged net investment.

Over the next twelve months, it is expected that approximately $32 million of net gains deferred in AOCI related to derivative financial instruments as of March 31, 2012 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal years presented.

The following is a summary of the Company’s risk management strategies and the effect of those strategies on the consolidated financial statements.

Foreign Currency Risk Management

Forward Foreign Currency Exchange Contracts

The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt and other foreign currency-denominated operational

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, the Swiss Franc and the British Pound Sterling, the Company hedges a portion of its foreign currency exposures anticipated over the ensuing twelve-month to two-year periods. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

Hedge of a Net Investment in Certain European Subsidiaries

The Company designated the entire principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. To the extent this hedge remains effective, changes in the carrying value of the Euro Debt resulting from fluctuations in the Euro exchange rate will continue to be reported in equity as a component of AOCI.

Interest Rate Risk Management

Interest Rate Swap Contracts

During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate its exposure to changes in the fair value of its Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate. On April 11, 2011, the interest rate swap agreement was terminated by the Company at a loss of $7.6 million. This loss has been recorded as an adjustment to the carrying value of the Company’s Euro Debt and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During Fiscal 2012, $3.0 million of this loss was recognized as interest expense within the Company’s consolidated statement of operations.

See Note 3 for further discussion of the Company’s accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of March 31, 2012 and April 2, 2011:

	March 31, 2012			April 2, 2011
Type of Investment	Short-term < 1 year	Non-current 1 - 3 years	Total	Short-term < 1 year	Non-current 1 - 3 years	Total
			(millions)
Held-to-Maturity:
Government bonds — U.S.	$3.2	$—	$3.2	$90.8	$12.7	$103.5

Total held-to-maturity investments	$3.2	$—	$3.2	$90.8	$12.7	$103.5

Available-for-Sale:
Government bonds — U.S.	$52.1	$7.3	$59.4	$32.3	$68.1	$100.4
Government bonds — non-U.S.	40.4	55.6	96.0	—	—	—
Corporate bonds — non-U.S.	64.8	34.2	99.0	—	—	—
Variable rate municipal securities — U.S.	69.2	—	69.2	14.5	—	14.5
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	0.5	0.5	—	0.5	0.5

Total available-for-sale investments	$226.5	$99.9	$326.4	$46.8	$70.9	$117.7

Other:
Time deposits and other	$286.0	$—	$286.0	$456.3	$—	$456.3

Total Investments	$515.7	$99.9	$615.6	$593.9	$83.6	$677.5

Held-to-maturity investments consist of debt securities that the Company has the intent and ability to retain until maturity. These securities are recorded at cost, adjusted for the amortization of premiums and discounts, which approximates fair value.

Available-for-sale investments primarily consist of government and corporate bonds, VRMS and auction rate securities. The Company’s government and corporate bonds are diversified across a wide range of high-credit quality U.S. and non-U.S. issuers. The Company does not hold any investments in sovereign debt securities issued by Greece, Ireland, Portugal, Spain or Italy. VRMS investments represent long-term municipal bonds with interest rates that reset at pre-determined short-term intervals, and can typically be put to the issuer and redeemed for cash upon demand, or shortly thereafter. Auction rate securities also have characteristics similar to short-term investments. However, the Company has classified these securities as non-current investments in its consolidated balance sheets as current market conditions call into question its ability to redeem these investments for cash within the next twelve months.

No material realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal periods presented.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

leases whereby the Company is considered to have the substantive risks of ownership during construction of a leased property. Information on the Company’s operating and capital leasing activities is set forth below.

Operating Leases

The Company is typically required to make minimum rental payments, and often contingent rental payments, under its operating leases. Many of the Company’s retail store leases provide for contingent rentals based upon sales, and certain rental agreements require payment based solely on a percentage of sales. Terms of the Company’s leases generally contain renewal options, rent escalation clauses and landlord incentives. Rent expense, net of sublease income which was not significant in any period, was approximately $427 million in Fiscal 2012, $317 million in Fiscal 2011 and $267 million in Fiscal 2010. Such amounts include contingent rental charges of approximately $182 million for Fiscal 2012, $109 million for Fiscal 2011 and $74 million for Fiscal 2010. In addition to such amounts, the Company is normally required to pay taxes, insurance and occupancy costs relating to the leased real estate properties.

As of March 31, 2012, future minimum rental payments under noncancelable operating leases with lease terms in excess of one year were as follows:

Operating Lease
Minimum Operating Lease Payments(a)
(millions)
Fiscal 2013	$259.2
Fiscal 2014	248.2
Fiscal 2015	233.9
Fiscal 2016	208.8
Fiscal 2017	184.6
Fiscal 2018 and thereafter	827.8

Total	$1,962.5

(a)	Net of sublease income, which is not significant in any period.

Capital Leases

Assets under capital leases amounted to approximately $31 million and $34 million at the end of Fiscal 2012 and Fiscal 2011, respectively, net of accumulated amortization of $14 million and $11 million, respectively. Such assets are classified within property and equipment, net, in the consolidated balance sheets. As of March 31, 2012, future minimum rental payments under noncancelable capital leases with lease terms in excess of one year were as follows:

Operating Lease
Minimum Capital Lease Payments(a)
(millions)
Fiscal 2013	$6.8
Fiscal 2014	6.8
Fiscal 2015	6.8
Fiscal 2016	6.8
Fiscal 2017	6.8
Fiscal 2018 and thereafter	35.5

Total	$69.5

(a)	Net of sublease income, which is not significant in any period.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employment Agreements

The Company has employment agreements with certain executives in the normal course of business which provide for compensation and certain other benefits. These agreements also provide for severance payments under certain circumstances.

Other Commitments

Other off-balance sheet firm commitments, which primarily include inventory purchase commitments, marketing and advertising commitments, information technology related service agreements, outstanding letters of credit and minimum funding commitments to investees, amounted to approximately $1.059 billion as of March 31, 2012.

Litigation

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), the Company’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Mr. Ralph Lauren, its Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted the Company’s motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, the Company moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted Ralph Lauren’s summary judgment motion to dismiss most of the claims against the Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court’s ruling. On January 23, 2012, the Court granted the Company’s motion to exclude Wathne’s proposed damages report thereby limiting Wathne’s presently asserted damages theory and the amount of damages that may be asserted to a jury. The Court has permitted Wathne to revise its alleged damages analysis. Wathne has appealed the order of inclusion. While a trial had been scheduled for April 2012, at this time it is uncertain when the matter will be reached for trial. The Company intends to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial statements.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Class B Common Stock Conversion

In connection with the Offering and share repurchase discussed above, during the first quarter of Fiscal 2011, Mr. Lauren converted approximately 11 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. Mr. Lauren also converted an additional 0.3 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. During Fiscal 2010, Mr. Lauren converted 1.2 million shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security. These transactions resulted in reclassifications within equity, and had no effect on the Company’s consolidated balance sheets.

Common Stock Repurchase Program

On May 24, 2011, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows it to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

In Fiscal 2012, 3.2 million shares of Class A common stock were repurchased by the Company at a cost of $395.1 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was approximately $577 million as of March 31, 2012. In addition, 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”) and 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”).

In Fiscal 2011, 6.0 million shares of Class A common stock were repurchased by the Company at a cost of $577.8 million under its repurchase program, including a repurchase of 1.0 million shares of Class A common stock at a cost of $81.0 million in connection with the secondary stock offering previously discussed. In addition, during Fiscal 2011, 0.2 million shares of Class A common stock at a cost of $16.8 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 1997 Incentive Plan.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In Fiscal 2010, 2.9 million shares of Class A common stock were repurchased by the Company at a cost of $215.9 million under its repurchase program. In addition, 0.3 million shares of Class A common stock at a cost of $15.1 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 1997 Incentive Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On November 4, 2009, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.05 per share to $0.10 per share. On February 8, 2011, the Company’s Board of Directors approved a second increase to the Company’s quarterly cash dividend on its common stock from $0.10 per share to $0.20 per share. Dividends paid amounted to $74.3 million in Fiscal 2012, $38.5 million in Fiscal 2011 and $24.7 million in Fiscal 2010.

On May 21, 2012, the Company’s Board of Directors approved an additional increase to the Company’s quarterly cash dividend on its common stock from $0.20 per share to $0.40 per share.

19.    Accumulated Other Comprehensive Income

The following summary sets forth the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)	Net Realized and Unrealized Gains (Losses) on Derivative Financial Instruments(a)	Net Realized and Unrealized Gains (Losses) on Available- for-Sale Investments	Net Realized and Unrealized Gains (Losses) on Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
			(millions)
Balance at March 28, 2009	$181.4	$(54.0)	$0.1	$(0.7)	$126.8
Fiscal 2010 pretax activity(b)	36.0	(13.0)	—	1.2	24.2
Fiscal 2010 tax benefit (provision)(b)	1.5	2.0	—	(0.5)	3.0

Balance at April 3, 2010	218.9	(65.0)	0.1	—	154.0
Fiscal 2011 pretax activity(c)	93.3	(31.0)	—	(4.7)	57.6
Fiscal 2011 tax benefit (provision)(c)	(1.9)	6.0	—	0.1	4.2

Balance at April 2, 2011	310.3	(90.0)	0.1	(4.6)	215.8
Fiscal 2012 pretax activity(d)	(61.9)	54.9	0.7	(1.7)	(7.9)
Fiscal 2012 tax benefit (provision)(d)	2.4	(13.7)	—	0.1	(11.3)

Balance at March 31, 2012	$250.8	$(48.8)	$0.8	$(6.2)	$196.6

(a)

Includes deferred gains and losses on hedging instruments, such as foreign currency exchange contracts designated as cash flow hedges and changes in the value of the Company’s Euro-denominated debt designated as a hedge of changes in the value of the Company’s net investment in certain of its European subsidiaries.

(b)	Includes a reclassification adjustment of $11.1 million (net of a $0.9 million tax provision) for net realized derivative financial instruments gains during the fiscal year.

(c)	Includes a reclassification adjustment of $12.7 million (including $2.6 million of tax benefits) for net realized derivative financial instrument gains during the fiscal year.

(d)	Includes a reclassification adjustment of $3.0 million (net of $1.9 million of tax benefits) for net realized derivative financial instrument losses during the fiscal year.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.    Stock-Based Compensation

Long-term Stock Incentive Plans

On August 5, 2010, the Company’s stockholders approved the 2010 Incentive Plan, which replaced the Company’s 1997 Incentive Plan. The 2010 Incentive Plan provides for up to 3.0 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 1997 Incentive Plan as of August 5, 2010 that are not subject to outstanding awards issued under the 1997 Incentive Plan. In addition, any outstanding awards under the 1997 Incentive Plan that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will be transferred to the 2010 Incentive Plan and be available for issuance. Any new grants are being issued under the 2010 Incentive Plan. However, awards that were outstanding as of August 5, 2010 continue to remain subject to the terms of the 1997 Incentive Plan.

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

Impact on Results

A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
	(millions)
Compensation expense	$77.9	$70.4	$59.7

Income tax benefit	$(26.2)	$(25.7)	$(21.8)

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

Expected Dividend Yield — The expected dividend yield is based on the Company’s quarterly cash dividend of (a) $0.05 per share for grants made prior to the third quarter of Fiscal 2010, (b) $0.10 per share for grants made during and after the third quarter of Fiscal 2010, but prior to the fourth quarter of Fiscal 2011 and (c) $0.20 per share for grants made during and after the fourth quarter of Fiscal 2011.

Risk-free Interest Rate — The risk-free interest rate is determined using the implied yield for a traded zero-coupon U.S. Treasury bond with a term equal to the option’s expected term.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years presented were as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Expected term (years)	4.7	4.6	4.6
Expected volatility	44.7%	44.3%	43.3%
Expected dividend yield	0.72%	0.52%	0.46%
Risk-free interest rate	1.3%	1.6%	2.2%
Weighted-average option grant date fair value	$49.13	$28.84	$21.77

A summary of the stock option activity under all plans during Fiscal 2012 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
	(thousands)		(years)	(millions)
Options outstanding at April 2, 2011	3,804	$60.91	4.7	$250.0
Granted	558	134.87
Exercised	(1,078)	56.88
Cancelled/Forfeited	(106)	77.35

Options outstanding at March 31, 2012	3,178	$74.75	4.3	$316.4

Options vested and expected to vest at March 31, 2012(b)	3,134	$74.11	4.3	$314.1
Options exercisable at March 31, 2012	1,767	$57.51	3.4	$206.4

(a)	The intrinsic value is the amount by which the market price at the end of the period of the underlying share of stock exceeds the exercise price of the stock option.

(b)	The number of options expected to vest takes into consideration estimated expected forfeitures.

Additional information pertaining to the Company’s stock option plans is as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
	(millions)
Aggregate intrinsic value of stock options exercised(a)	$101.3	$129.4	$67.6
Cash received from the exercise of stock options	61.5	88.3	50.5
Tax benefits realized on exercise	36.2	50.0	26.1

(a)	The intrinsic value is the amount by which the average market price during the period of the underlying stock exceeded the exercise price of the stock options exercised.

As of March 31, 2012, there was $19.5 million of total unrecognized compensation expense related to nonvested stock options granted, expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, as well as certain other employees of the Company.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RSUs entitle the grantee to receive shares of Class A common stock at the end of a vesting period. Service-based RSUs are payable in shares of Class A common stock and generally vest over a three to five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs also are payable in shares of Class A common stock and generally vest (a) upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals in the initial year of the three-year vesting period. In addition, holders of certain RSUs are entitled to receive dividend equivalents in the form of additional RSUs in connection with the payment of dividends on the Company’s Class A common stock. RSUs, including shares resulting from dividend equivalents paid on such units, are accounted for at fair value at the date of grant. The fair value of a restricted security is based on the fair value of unrestricted Class A common stock, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. Compensation expense for performance-based RSUs is recognized over the related service period when attainment of the performance goals is deemed probable.

A summary of the restricted stock and RSU activity during Fiscal 2012 is as follows:

	Restricted Stock		Service-based RSUs		Performance-based RSUs
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
	(thousands)		(thousands)		(thousands)
Nonvested at April 2, 2011	8	$85.87	342	$72.35	1,416	$66.78
Granted	—	—	53	140.86	429	124.43
Vested	—	—	(120)	57.81	(468)	64.08
Cancelled	—	—	(40)	69.95	(75)	70.85

Nonvested at March 31, 2012	8	$85.87	235	$95.57	1,302	$86.53

	Restricted Stock	Service-based RSUs	Performance- based RSUs
Total unrecognized compensation at March 31, 2012 (millions)	$0.2	$6.4	$58.3
Weighted-average years expected to be recognized over (years)	1.4	1.6	1.7

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional information pertaining to the restricted stock and RSU activity is as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
Restricted Stock
Weighted-average grant date fair value of awards granted	$—	$125.26	$55.93
Total fair value of awards vested (millions)	—	0.7	1.7
Service-based RSUs
Weighted-average grant date fair value of awards granted	$140.86	$125.26	$82.47
Total fair value of awards vested (millions)	14.8	9.8	14.2
Performance-based RSUs
Weighted-average grant date fair value of awards granted	$124.43	$75.29	$58.16
Total fair value of awards vested (millions)	56.3	39.0	32.6

21.    Employee Benefit Plans

Profit Sharing Retirement Savings Plans

The Company sponsors three defined contribution benefit plans covering substantially all eligible employees in the U.S. and Puerto Rico who are not covered by a collective bargaining agreement. The plans include a savings plan feature under Section 401(k) of the Internal Revenue Code. The Company makes discretionary contributions to the plans, which historically equaled to 50% of the first 6% of salary contributed by an eligible employee. On November 7, 2011, the Company’s Board of Directors approved a supplemental matching contribution for plan years beginning with Fiscal 2012, where if the Company achieves a “stretch” or a “maximum” performance target based on the goals established at the beginning of each fiscal year, the matching contribution would be increased to 75% or 100%, respectively, of the first 6% of salary contributed by eligible employees, not to exceed the maximum contribution permitted by the plan.

Under the terms of the plans, a participant is 100% vested in Company matching and discretionary contributions after five years of credited service. Contributions made by the Company under these plans approximated $10 million in Fiscal 2012, $8 million in Fiscal 2011 and $6 million in Fiscal 2010.

International Defined Benefit Plans

The Company sponsors certain single-employer defined benefit plans and cash balance plans at international locations which are not considered to be material individually or in the aggregate. Pension benefits under these plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The aggregate funded status of the single-employer defined benefit plans were net liabilities of $1.0 million and $1.7 million as of March 31, 2012 and April 2, 2011, respectively, and were primarily recorded within other non-current liabilities in the Company’s consolidated balance sheets. These single-employer defined benefit plans had aggregate projected benefit obligations of $39.8 million and aggregate fair values of plan assets of $38.8 million as of March 31, 2012, compared to aggregate projected benefit obligations of $33.6 million and aggregate fair values of plan assets of $31.9 million as of April 2, 2011. The asset portfolio of the single-employer defined benefit plans primarily consists of debt securities, which have been measured at fair value largely using Level 2 inputs, as defined in Note 15. Pension expense for these plans, recorded within SG&A expenses in the Company’s consolidated statements of operations, was $5.0 million in Fiscal 2012, $1.8 million in Fiscal 2011 and $4.2 million in Fiscal 2010.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Union Pension Plan

The Company participates in a multi-employer pension plan and is required to make contributions to the Amalgamated Ladies Garment Cutters Union, Local 10 UNITE (which was previously known as UNITE HERE) (the “Union”) for dues based on wages paid to union employees. A portion of these dues is allocated by the Union to a retirement fund which provides defined benefits to substantially all unionized workers. The Company does not participate in the management of the plan and has not been furnished with information with respect to the type of benefits provided, vested and non-vested benefits or assets.

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

Other Compensation Plans

The Company has a non-qualified supplemental retirement plan for certain highly compensated employees whose benefits under the 401(k) profit sharing retirement savings plans were expected to be constrained by the operation of certain Internal Revenue Code limitations. These supplemental benefits vest over time and the related compensation expense is recognized over the vesting period. Effective August 2008, the Company amended this plan, resulting in a suspension of the annual contributions for substantially all plan participants. Further, affected participants were provided with a one-time election to either withdraw all benefits vested in the plan in a lump sum amount or remain in the plan and receive future distributions of benefits vested over a three-year period. As of both March 31, 2012 and April 2, 2011, amounts accrued under this plan totaled $9 million and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense recognized related to these benefits was $0.2 million in each of the three fiscal years presented.

Additionally, the Company has deferred compensation arrangements for certain key executives which generally provide for payments upon retirement, death or termination of employment. The amounts accrued under these plans were approximately $2 million as of both March 31, 2012 and April 2, 2011, and were classified within other non-current liabilities in the consolidated balance sheets. Total compensation expense related to these compensation arrangements was $0.2 million in Fiscal 2012, and $0.3 million in both Fiscal 2011 and Fiscal 2010. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the executives participating in the plans. The trust accounts are classified within other assets in the consolidated balance sheets.

22.    Segment Information

The Company has three reportable segments based on its business activities and organization: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel, accessories, home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned and licensed retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its retail stores, its concessions-based shop-within-shops, and its e-commerce websites. The stores, concessions-based shop-within-shops and websites sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net revenues and operating income for each of the Company’s segments are as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Net revenues:
Wholesale	$3,246.5	$2,777.6	$2,532.4
Retail	3,432.3	2,704.2	2,263.1
Licensing	180.7	178.5	183.4

Total net revenues	$6,859.5	$5,660.3	$4,978.9

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Operating income:
Wholesale	$666.4	$612.3	$585.3
Retail(a)	557.8	387.8	254.1
Licensing	112.2	108.3	107.4

	1,336.4	1,108.4	946.8
Less:
Unallocated corporate expenses	(284.7)	(262.1)	(229.9)
Unallocated legal and restructuring charges, net(b)	(12.3)	(1.2)	(10.0)

Total operating income	$1,039.4	$845.1	$706.9

(a)

Fiscal years presented included certain asset impairment charges. Fiscal 2012, Fiscal 2011 and Fiscal 2010 included asset impairment charges of $2.2 million, $2.5 million and $6.6 million, respectively, related to the write-down of certain long-lived assets primarily within the Company’s Retail segment (see Note 11).

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	Fiscal years presented included certain unallocated restructuring charges (see Note 12) and legal-related activity, which are detailed below:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Restructuring reversals (charges), net:
Wholesale-related	$(5.0)	$(3.2)	$(5.4)
Retail-related	(6.6)	1.8	(2.0)
Corporate operations-related	(0.8)	(1.2)	0.5

Restructuring charges, net	(12.4)	(2.6)	(6.9)

Legal reversals (charges), net:
California Labor Litigation settlement	—	1.9	(3.1)
Other litigation reversals (charges)	0.1	(0.5)	—

Legal reversals (charges), net	0.1	1.4	(3.1)

Unallocated legal and restructuring charges, net	$(12.3)	$(1.2)	$(10.0)

Depreciation and amortization expense and capital expenditures for each segment are as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Depreciation and amortization:
Wholesale	$65.6	$56.1	$62.0
Retail	115.4	93.9	72.7
Licensing	1.1	1.3	1.7
Unallocated corporate expenses	43.1	42.8	44.8

Total depreciation and amortization	$225.2	$194.1	$181.2

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Capital expenditures:
Wholesale	$83.6	$34.7	$29.2
Retail	135.3	157.6	125.3
Licensing	0.3	1.7	—
Corporate	53.0	61.0	46.8

Total capital expenditures	$272.2	$255.0	$201.3

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total assets for each segment are as follows:

	March 31, 2012	April 2, 2011
	(millions)
Total assets:
Wholesale(a)	$2,487.2	$2,242.6
Retail	1,691.5	1,581.4
Licensing	228.8	238.1
Corporate(a)	1,008.9	919.0

Total assets	$5,416.4	$4,981.1

(a)

In the prior fiscal year, solely with respect to the segment information presented in the total assets table above, the Company did not eliminate aggregate intercompany investments between Corporate and the Wholesale segment of $490 million. These investments were, however, appropriately eliminated from the Company’s consolidated balance sheets in all prior periods presented. The above total assets table reflects the proper elimination of these investments between Corporate and the Wholesale segment for both Fiscal 2012 and Fiscal 2011. This change did not impact the Company’s consolidated total assets or any other segment information presented elsewhere herein.

Net revenues and long-lived assets by geographic location of the reporting subsidiary are as follows:

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Net revenues:
The Americas(a),(b)	$4,403.0	$3,819.2	$3,459.1
Europe(a)	1,486.5	1,178.6	1,052.6
Asia(c)	970.0	662.5	467.2

Total net revenues	$6,859.5	$5,660.3	$4,978.9

	March 31, 2012	April 2, 2011
	(millions)
Long-lived assets:
The Americas(a),(b)	$539.1	$482.4
Europe(a)	201.2	179.1
Asia(c)	143.8	127.3

Total long-lived assets	$884.1	$788.8

(a)	Net revenues and long-lived assets for certain of the Company’s licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)

Net revenues earned in the U.S. during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were $4.273 billion, $3.730 billion and $3.378 billion, respectively. Long-lived assets located in the U.S. were $528.4 million and $478.6 million as of March 31, 2012 and April 2, 2011, respectively.

(c)	Includes South Korea, Japan, China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Australia.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.    Related Party Transactions

In the ordinary course of conducting its business, the Company periodically enters into transactions with other entities or people that are considered related parties.

In connection with its investment in the RL Watch Company business, the Company receives royalty payments pursuant to a related licensing agreement that allows the RL Watch Company to sell luxury watches and fine jewelry throughout the world using certain of the Company’s trademarks. The Company has a 50% interest in the RL Watch Company, which is accounted for under the equity method of accounting. Royalty payments under this arrangement were less than $0.1 million in each of the fiscal years presented. See Note 3 for further discussion of the Company’s investment in the RL Watch Company.

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

24.    Additional Financial Information

Cash Interest and Taxes

	Fiscal Years Ended
	March 31, 2012	April 2, 2011	April 3, 2010
		(millions)
Cash paid for interest	$23.6	$22.0	$24.4

Cash paid for income taxes	$189.2	$220.7	$196.4

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $45.4 million in Fiscal 2012, $8.6 million for Fiscal 2011 and $22.5 million for Fiscal 2010. Significant non-cash investing activities also included the non-cash allocation of the fair value of the net assets acquired in connection with the South Korea Licensed Operations Acquisition in Fiscal 2011 and the Asia-Pacific Licensed Operations Acquisition in Fiscal 2010. See Note 5 for further discussion of the Company’s acquisitions.

In Fiscal 2011 and Fiscal 2010, significant non-cash financing activities included the conversion of 11.3 million shares and 1.2 million shares, respectively, of Class B common stock into an equal number of shares of Class A common stock, as described further in Note 18.

There were no other significant non-cash investing or financing activities for the three fiscal years presented.

MANAGEMENT’S REPORT ON RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Ralph Lauren Corporation is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include some amounts that are based on management’s informed judgments and best estimates.

These consolidated financial statements have been audited by Ernst & Young LLP in Fiscal 2012, Fiscal 2011 and Fiscal 2010, which is an independent registered public accounting firm. They conducted their audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and have expressed herein their unqualified opinions on those financial statements.

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

May 24, 2012

/S/ RALPH LAUREN	/S/ TRACEY T. TRAVIS
Ralph Lauren	Tracey T. Travis
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ralph Lauren Corporation

We have audited the accompanying consolidated balance sheets of Ralph Lauren Corporation and subsidiaries (“the Company”) as of March 31, 2012 and April 2, 2011, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2012 and April 2, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, for the fiscal year ended March 31, 2012, the Company eliminated the financial reporting lag for its international subsidiary in Japan to align with the Company’s fiscal year-end.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

May 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ralph Lauren Corporation

We have audited Ralph Lauren Corporation and its subsidiaries’ (“the Company’s”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2012 and April 2, 2011 and the related consolidated statements of operations, equity and cash flows for each of the three fiscal years in the period ended March 31, 2012 and our report dated May 24, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

May 24, 2012

RALPH LAUREN CORPORATION

SELECTED FINANCIAL INFORMATION

The following table sets forth selected historical financial information as of the dates and for the periods indicated.

The consolidated statement of operations data for each of the three fiscal years in the period ended March 31, 2012 as well as the consolidated balance sheet data as of March 31, 2012 and April 2, 2011 have been derived from, and should be read in conjunction with, the audited financial statements and other financial information presented elsewhere herein. The consolidated statements of operations data for the fiscal years ended March 28, 2009 and March 29, 2008 and the consolidated balance sheet data at April 3, 2010, March 28, 2009 and March 29, 2008 have been derived from audited financial statements not included herein. Capitalized terms are as defined and described in the consolidated financial statements or elsewhere herein. The historical results are not necessarily indicative of the results to be expected in any future period.

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

	Fiscal Years Ended(a)
	March 31, 2012	April 2, 2011	April 3, 2010	March 28, 2009	March 29, 2008
		(millions, except per share data)
Statement of Operations Data:
Net revenues:
Net sales	$6,678.8	$5,481.8	$4,795.5	$4,823.7	$4,670.7
Licensing revenues	180.7	178.5	183.4	195.2	209.4

Net revenues	6,859.5	5,660.3	4,978.9	5,018.9	4,880.1
Gross profit	3,998.1	3,318.3	2,899.1	2,730.7	2,638.1
Depreciation and amortization expense	(225.2)	(194.1)	(181.2)	(184.4)	(201.3)
Impairments of assets	(2.2)	(2.5)	(6.6)	(55.4)	(5.0)
Restructuring charges	(12.4)	(2.6)	(6.9)	(23.6)	—
Operating income	1,039.4	845.1	706.9	595.5	653.4
Interest income/(expense), net	(13.5)	(10.6)	(9.8)	(4.6)	(1.0)
Net income attributable to RLC	$681.0	$567.6	$479.5	$406.0	$419.8
Net income per common share attributable to RLC:
Basic	$7.35	$5.91	$4.85	$4.09	$4.10
Diluted	$7.13	$5.75	$4.73	$4.01	$3.99
Average common shares:
Basic	92.7	96.0	98.9	99.2	102.3
Diluted	95.5	98.7	101.3	101.3	105.2
Dividends declared per common share	$0.80	$0.50	$0.30	$0.20	$0.20

(a)	Fiscal 2010 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks.

RALPH LAUREN CORPORATION SELECTED FINANCIAL INFORMATION (Continued)

	March 31, 2012	April 2, 2011	April 3, 2010	March 28, 2009	March 29, 2008
			(millions)
Balance Sheet Data:
Cash and cash equivalents	$671.6	$453.0	$563.1	$481.2	$551.5
Short-term investments	515.7	593.9	584.1	338.7	74.3
Non-current investments	99.9	83.6	75.5	29.7	28.7
Working capital	1,953.7	1,646.0	1,528.5	1,382.6	984.9
Total assets	5,416.4	4,981.1	4,648.9	4,356.5	4,365.5
Total debt (including current maturities of debt)	274.4	291.9	282.1	406.4	679.2
Equity attributable to RLC	3,652.5	3,304.7	3,116.6	2,735.1	2,389.7

RALPH LAUREN CORPORATION

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the quarterly financial information of the Company:

	Quarterly Periods Ended(a)
Fiscal 2012	July 2, 2011	October 1, 2011	December 31, 2011	March 31, 2012
	(millions, except per share data)
Net revenues	$1,526.4	$1,904.6	$1,805.6	$1,622.9
Gross profit	961.5	1,078.6	1,031.6	926.4
Net income attributable to RLC	184.1	233.5	169.0	94.4
Net income per common share attributable to RLC:(b)
Basic	$1.96	$2.53	$1.83	$1.02
Diluted	$1.90	$2.46	$1.78	$0.99
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20

	Quarterly Periods Ended(a)
Fiscal 2011	July 3, 2010	October 2, 2010	January 1, 2011	April 2, 2011
	(millions, except per share data)
Net revenues	$1,153.3	$1,532.1	$1,548.0	$1,426.9
Gross profit	712.2	887.9	907.9	810.3
Net income attributable to RLC	120.8	205.2	168.4	73.2
Net income per common share attributable to RLC:(b)
Basic	$1.24	$2.15	$1.76	$0.76
Diluted	$1.21	$2.09	$1.72	$0.74
Dividends declared per common share	$0.10	$0.10	$0.10	$0.20

(a)	All fiscal quarters presented consisted of 13 weeks.

(b)

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amount because of differences in the average common shares outstanding during each period.