Form 10-Q
period 2012-06-30
RALPH LAUREN CORP
filed 2012-08-09
CIK 1037038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No  ☑

At August 3, 2012, 60,322,531 shares of the registrant’s Class A common stock, $.01 par value, and 30,831,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 6.	Exhibits	50
Signatures		51
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$468.5	$671.6
Short-term investments	563.0	515.7
Accounts receivable, net of allowances of $243.5 million and $262.7 million	395.3	547.2
Inventories	964.1	841.6
Income tax receivable	19.7	17.2
Deferred tax assets	126.8	125.6
Prepaid expenses and other	181.9	181.0

Total current assets	2,719.3	2,899.9
Non-current investments	82.1	99.9
Property and equipment, net	869.7	884.1
Deferred tax assets	33.3	39.8
Goodwill	1,002.7	1,004.0
Intangible assets, net	354.9	359.0
Other assets	132.1	129.7

Total assets	$5,194.1	$5,416.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206.5	$180.6
Income tax payable	65.1	71.9
Accrued expenses and other	661.4	693.7

Total current liabilities	933.0	946.2
Long-term debt	261.0	274.4
Non-current liability for unrecognized tax benefits	164.2	168.0
Other non-current liabilities	364.1	375.3

Commitments and contingencies (Note 12)

Total liabilities	1,722.3	1,763.9

Equity:
Class A common stock, par value $.01 per share; 91.9 million and 91.1 million shares issued; 60.3 million and 61.9 million shares outstanding	0.9	0.9
Class B common stock, par value $.01 per share; 30.8 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	1,668.1	1,624.0
Retained earnings	4,199.3	4,042.4
Treasury stock, Class A, at cost (31.6 million and 29.2 million shares)	(2,558.2)	(2,211.7)
Accumulated other comprehensive income	161.4	196.6

Total equity	3,471.8	3,652.5

Total liabilities and equity	$5,194.1	$5,416.4

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions, except per share data) (unaudited)
Net sales	$1,551.4	$1,486.5
Licensing revenue	42.0	39.9

Net revenues	1,593.4	1,526.4
Cost of goods sold(a)	(601.3)	(564.9)

Gross profit	992.1	961.5

Other costs and expenses:
Selling, general and administrative expenses(a)	(693.4)	(672.3)
Amortization of intangible assets	(6.7)	(7.1)

Total other costs and expenses	(700.1)	(679.4)

Operating income	292.0	282.1
Foreign currency gains (losses)	(2.6)	(3.8)
Interest expense	(5.5)	(6.1)
Interest and other income, net	1.3	4.2
Equity in income (loss) of equity-method investees	(1.3)	(1.9)

Income before provision for income taxes	283.9	274.5
Provision for income taxes	(90.5)	(90.4)

Net income attributable to RLC	$193.4	$184.1

Net income per common share attributable to RLC:
Basic	$2.10	$1.96

Diluted	$2.03	$1.90

Weighted average common shares outstanding:
Basic	92.2	93.9

Diluted	95.1	96.8

Dividends declared per share	$0.40	$0.20

(a) Includes total depreciation expense of:	$(49.4)	$(48.3)

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions) (unaudited)
Net income attributable to RLC	$193.4	$184.1

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(41.3)	32.4
Net realized and unrealized gains (losses) on derivatives	5.9	(8.1)
Net realized and unrealized gains (losses) on available-for-sale investments	0.1	—
Net realized and unrealized gains (losses) on defined benefit plans	0.1	(0.1)

Other comprehensive income, net of tax	(35.2)	24.2

Total comprehensive income attributable to RLC	$158.2	$208.3

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$193.4	$184.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56.1	55.4
Deferred income tax benefit	(6.3)	(7.1)
Equity in loss of equity-method investees, net of dividends received	1.3	1.9
Non-cash stock-based compensation expense	21.6	17.9
Excess tax benefits from stock-based compensation arrangements	(19.7)	(10.6)
Other non-cash charges, net	2.6	5.2
Changes in operating assets and liabilities:
Accounts receivable	148.8	58.0
Inventories	(130.7)	(183.0)
Accounts payable and accrued liabilities	7.5	18.0
Income tax receivables and payables	6.7	96.2
Deferred income	(8.0)	(1.1)
Other balance sheet changes	(4.6)	(22.5)

Net cash provided by operating activities	268.7	212.4

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(6.7)	(7.9)
Purchases of investments	(278.3)	(377.5)
Proceeds from sales and maturities of investments	218.0	516.3
Capital expenditures	(61.6)	(39.3)
Change in restricted cash deposits	7.4	0.3

Net cash provided by (used in) investing activities	(121.2)	91.9

Cash flows from financing activities:
Proceeds from credit facilities	—	7.7
Payments of capital lease obligations	(3.1)	(1.4)
Payments of dividends	(18.5)	(18.9)
Repurchases of common stock, including shares surrendered for tax withholdings	(346.5)	(324.5)
Proceeds from exercise of stock options	2.8	3.2
Excess tax benefits from stock-based compensation arrangements	19.7	10.6
Payment on interest rate swap termination	—	(7.6)
Other financing activities	—	0.2

Net cash used in financing activities	(345.6)	(330.7)

Effect of exchange rate changes on cash and cash equivalents	(5.0)	4.9

Net decrease in cash and cash equivalents	(203.1)	(21.5)
Cash and cash equivalents at beginning of period	671.6	453.0

Cash and cash equivalents at end of period	$468.5	$431.5

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

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department stores and specialty stores located throughout North America, Europe, Asia and South America. The Company also sells directly to consumers through retail stores located throughout North America, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia; and through its retail e-commerce channel, which includes its North American and European sites. In April 2012, the Company expanded its e-commerce presence by launching a new retail e-commerce site for its Club Monaco business in Canada located at www.ClubMonaco.ca. The Company also licenses the right to unrelated third parties to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

2.    Basis of Presentation

Interim Financial Statements

The interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim consolidated financial statements are unaudited. In the opinion of management, however, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations, comprehensive income and changes in cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“US GAAP”) have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The consolidated balance sheet data as of March 31, 2012 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2012 (the “Fiscal 2012 10-K”), which should be read in conjunction with these unaudited interim consolidated financial statements. Reference is made to the Fiscal 2012 10-K for a complete set of financial statements.

Basis of Consolidation

The unaudited interim consolidated financial statements present the financial position, results of operations, comprehensive income and cash flows of the Company, including all entities in which the Company has a

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

controlling financial interest and is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2013 will end on March 30, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal year 2012 ended on March 31, 2012 and also reflected a 52-week period (“Fiscal 2012”). Accordingly, the first quarter of Fiscal 2013 ended on June 30, 2012 and was a 13-week period. The first quarter of Fiscal 2012 ended on July 2, 2011 and was also a 13-week period.

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

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales generated in its second and fourth quarters and higher retail sales generated in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income and cash flows in any fiscal quarter may be influenced by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company’s operating results and cash flows for the three-month period ended June 30, 2012 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2013.

3.    Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable and collectability is reasonably assured.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations. Shipping costs were $7.6 million and $8.2 million during the three-month periods ended June 30, 2012 and July 2, 2011, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing and order charges (“handling costs”) are also included in SG&A expenses. Handling costs were $35.8 million and $30.5 million during the three-month periods ended June 30, 2012 and July 2, 2011, respectively. Shipping and handling costs billed to customers are included in revenue.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Basic	92.2	93.9
Dilutive effect of stock options, restricted stock and restricted stock units	2.9	2.9

Diluted shares	95.1	96.8

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (a) are satisfied as of the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of each of June 30, 2012 and July 2, 2011, there was an aggregate of approximately 0.4 million of additional shares issuable as of the end of each period upon the exercise of anti-dilutive options and the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

Accounts Receivable

In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Accounts receivable, net, is recorded at carrying value which approximates fair value, and is presented in the Company’s consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (a) reserves for returns, discounts, end-of-season markdowns and operational chargebacks (see Revenue Recognition for further discussion of the related accounting policies) and (b) allowances for doubtful accounts.

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Beginning reserve balance	$246.7	$213.2
Amount charged against revenue to increase reserve	138.0	113.0
Amount credited against customer accounts to decrease reserve	(151.3)	(131.8)
Foreign currency translation	(5.7)	2.7

Ending reserve balance	$227.7	$197.1

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions, among other factors.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Beginning reserve balance	$16.0	$17.7
Amount recorded to expense to increase reserve(a)	1.0	0.3
Amount written off against customer accounts to decrease reserve	(0.6)	(0.6)
Foreign currency translation	(0.6)	0.3

Ending reserve balance	$15.8	$17.7

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the unaudited interim consolidated statements of operations.

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across North America, Europe, Asia and South America, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In the Company’s wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. For Fiscal 2012, these customers in the aggregate contributed approximately 40% of all Wholesale revenues. Further, as of June 30, 2012, the Company’s three key wholesale customers represented approximately 25% of gross accounts receivable.

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

Each derivative instrument entered into by the Company which qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative that is designated as a hedge, the Company formally documents the related risk management objective and strategy, including the identification of the hedging instrument, the hedged item and the risk exposure, as well as how effectiveness will be assessed prospectively and retrospectively. To assess the effectiveness of derivative instruments that are designated as hedges, the Company uses non-statistical methods, including the dollar-offset method, which compare the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented by the Company on at least a quarterly basis.

To the extent that a derivative contract designated as a cash flow hedge is not considered to be effective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings within foreign currency gains (losses). If it is determined that a derivative has not been highly effective, and will continue not to be highly effective at hedging the designated exposure, hedge accounting is discontinued. If a hedge relationship

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is terminated, the change in fair value of the derivative previously recorded in AOCI is recognized when the hedged item affects earnings consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring in which case the accumulated amount is immediately recognized in earnings within foreign currency gains (losses).

As a result of the use of derivative instruments, the Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The Company’s established policies and procedures for mitigating credit risk from derivative transactions include continually reviewing and assessing the creditworthiness of counterparties. The Company also enters into master netting arrangements with counterparties when possible to mitigate credit risk associated with its derivative instruments, which in certain instances allow the Company to net settle amounts owed under multiple derivative transactions with the same counterparty. However, the fair values of the Company’s derivative instruments are recorded on its consolidated balance sheets on a gross basis.

For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged.

Forward Foreign Currency Exchange Contracts

The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt and other foreign currency-denominated operational cash flows. To the extent foreign currency exchange contracts designated as cash flow hedges are highly effective in offsetting the change in the value of the hedged item, the related gains (losses) are initially deferred in equity as a component of AOCI and subsequently recognized in the consolidated statements of operations as follows:

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

See Note 11 for further discussion of the Company’s derivative financial instruments.

For a summary of all of the Company’s significant accounting policies, refer to Note 3 to the audited consolidated financial statements included in the Company’s Fiscal 2012 10-K.

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

Goodwill Impairment Testing

In September 2011, the FASB issued revised guidance for goodwill impairment testing as ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies goodwill impairment testing by providing entities with the option of performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The results of such assessment may be used as a basis for determining whether it is necessary to perform the two-step quantitative impairment test required under Accounting Standards Codification (“ASC”) topic 350, “Intangibles — Goodwill and Other.” ASU 2011-08 is effective for the Company’s Fiscal 2013 annual goodwill impairment testing, which will be performed during the second fiscal quarter. The application of ASU 2011-08 is not expected to have an impact on the Company’s consolidated financial statements.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Presentation of Comprehensive Income

In June 2011, the FASB issued revised guidance on the presentation of comprehensive income as ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, this guidance requires items that are reclassified from AOCI to net income to be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred this requirement and plans to issue a new exposure draft on this issue. The Company adopted the provisions of ASU 2011-05 during the first quarter of Fiscal 2013, which resulted in the inclusion of separate statements of comprehensive income for all periods presented within its consolidated financial statements.

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC topic 840, “Leases.” Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Subsequent to the end of the related comment period, the FASB made several amendments to the Exposure Draft, including (i) revising the definition of the “lease term” to include the non-cancelable lease term plus only those option periods for which there is significant economic incentive for the lessee to extend or not terminate the lease; (ii) redefining the initial lease liability to be recorded on the Company’s balance sheet to contemplate only those variable lease payments that are in substance “fixed”; and (iii) developing a principle to determine whether lease expense will be recognized on a straight-line or accelerated basis, which considers the nature of the underlying leased asset. The FASB continues to deliberate on this matter and currently plans to issue a revised exposure draft for comment in November 2012. If effective as currently planned, this proposed standard will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable at this time to determine the impact this proposed change in accounting will have on its consolidated financial statements.

5.    Inventories

Inventories consist of the following:

	June 30, 2012	March 31, 2012	July 2, 2011
	(millions)
Raw materials	$9.4	$5.1	$9.2
Work-in-process	1.5	1.1	1.5
Finished goods	953.2	835.4	885.6

Total inventories	$964.1	$841.6	$896.3

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Property and Equipment

Property and equipment, net, consists of the following:

	June 30, 2012	March 31, 2012
	(millions)
Land and improvements	$9.9	$9.9
Buildings and improvements	116.3	115.9
Furniture and fixtures	566.9	561.8
Machinery and equipment	170.5	157.4
Capitalized software	226.5	213.6
Leasehold improvements	923.9	915.0
Construction in progress	66.3	84.9

	2,080.3	2,058.5
Less: accumulated depreciation	(1,210.6)	(1,174.4)

Property and equipment, net	$869.7	$884.1

7.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2012	March 31, 2012
	(millions)
Accrued operating expenses	$163.7	$175.7
Accrued payroll and benefits	112.5	227.7
Accrued inventory	201.8	108.0
Accrued capital expenditures	30.2	45.4
Deferred income	47.3	50.3
Other taxes payable	47.9	47.1
Other accrued expenses and current liabilities	58.0	39.5

Total accrued expenses and other current liabilities	$661.4	$693.7

8.    Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month periods ended June 30, 2012 and July 2, 2011 is presented below:

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Unrecognized tax benefits beginning balance	$129.0	$125.0
Additions related to current period tax positions	0.8	1.0
Additions related to prior period tax positions	0.2	0.1
Reductions related to prior period tax positions	(1.2)	(0.4)
Additions (reductions) related to foreign currency translation	(2.7)	1.3

Unrecognized tax benefits ending balance	$126.1	$127.0

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month periods ended June 30, 2012 and July 2, 2011 is presented below:

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Accrued interest and penalties beginning balance	$39.0	$31.4
Net additions charged to expense	1.5	2.0
Reductions related to prior period tax positions	(2.1)	—
Additions (reductions) related to foreign currency translation	(0.3)	0.4

Accrued interest and penalties ending balance	$38.1	$33.8

The total amount of unrecognized tax benefits, including interest and penalties, was $164.2 million as of June 30, 2012 and $168.0 million as of March 31, 2012 and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $116.4 million as of June 30, 2012.

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

9.    Debt

Euro Debt

As of June 30, 2012, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of June 30, 2012, the carrying value of the Euro Debt was $261.0 million, compared to $274.4 million as of March 31, 2012.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of June 30, 2012, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $15.0 million of outstanding letters of credit.

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of June 30, 2012, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.

Chinese Credit Facility

On April 11, 2012, Ralph Lauren Trading (Shanghai) Co., Ltd., a subsidiary of the Company, entered into a new uncommitted credit facility with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) that provides for a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 10, 2013 (the “Chinese Credit Facility”). The Chinese Credit Facility replaced the Company’s previous credit facility, which provided for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million) (the “Prior Chinese Credit Facility”). Consistent with the Prior Chinese Credit Facility, the Chinese Credit Facility will be used to fund general working capital needs of the Company’s operations in China. The Chinese Credit Facility may also be used to support bank guarantees. As of June 30, 2012, there were no borrowings outstanding under the Chinese Credit Facility.

The borrowing availability under the Chinese Credit Facility is determined at the sole discretion of the Bank and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by the Company and bear interest at either (i) at least 95% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. The Chinese Credit Facility does not contain any financial covenants.

Refer to Note 14 of the Fiscal 2012 10-K for detailed disclosure of the terms and conditions of the Company’s debt and credit facilities.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Fair Value Measurements

US GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy of a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). The three levels are defined as follows:

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

The following table summarizes the Company’s financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	June 30, 2012	March 31, 2012
	(millions)
Financial assets recorded at fair value(a) :
Government bonds — U.S.	$66.9	$59.4
Government bonds — non-U.S.	111.5	96.0
Corporate bonds — non-U.S.	74.0	99.0
Variable rate municipal securities — U.S.	84.0	69.2
Auction rate securities	2.3	2.3
Other securities	0.4	0.5
Derivative financial instruments	35.6	32.5

Total	$374.7	$358.9

Financial liabilities recorded at fair value(b) :
Derivative financial instruments	$7.5	$2.6

Total	$7.5	$2.6

(a)	Based on Level 1 measurements, except for auction rate securities and derivative financial instruments, which are based on Level 2 measurements.

(b)	Based on Level 2 measurements.

Certain of the Company’s government bonds, and all of its corporate bonds and variable rate municipal securities (“VRMS”) are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets based upon quoted prices in active markets.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s Euro Debt is recorded at carrying value in the Company’s consolidated balance sheets, adjusted for foreign currency fluctuations, any unamortized discount, and changes in the fair value of any outstanding interest rate swaps and unamortized gains (losses) incurred upon the termination of such swaps (see Note 11), which may differ from its fair value. The fair value of the Euro Debt is estimated based on external pricing data, including available quoted market prices of the Euro Debt and of comparable European debt instruments with similar interest rates, credit ratings and trading frequency, among other factors. The following table summarizes the carrying value and the estimated fair value of the Company’s Euro Debt:

	June 30, 2012		March 31, 2012
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)
Euro Debt	$261.0	$269.2	$274.4	$289.4

(a)	Based on Level 2 measurements.

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

11.    Financial Instruments

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of June 30, 2012 and March 31, 2012:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	June 30, 2012	March 31, 2012	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value		Balance Sheet Line(b)	Fair Value
			June 30, 2012		March 31, 2012		June 30, 2012			March 31, 2012
					(millions)
Designated Hedges:
FC — Inventory purchases	$450.0	$482.2	PP	$32.6	PP	$26.6	(c)	$(2.7)		AE	$(1.4)
FC — I/C royalty payments	106.3	70.0	PP	1.3	PP	4.8	AE	(1.2)		—	—
FC — Interest payments	12.6	12.6	—	—	—	—	AE	(0.6)		AE	—	(d)
FC — Other	39.3	8.3	PP	0.3	—	—	AE	(0.2)		AE	(0.3)
NI — Euro Debt	261.0	274.4	—	—	—	—	LTD	(269.2	)(e)	LTD	(289.4	)(e)
NI — Other	1.2	—	—	—	—	—	AE	—	(f)	—	—

Total Designated Hedges	$870.4	$847.5		$34.2		$31.4		$(273.9)			$(291.1)

Undesignated Hedges:
FC — Other	$180.7	$158.1	(g)	$1.4	(h)	$1.1	(i)	$(2.8)		(j)	$(0.9)

Total Hedges	$1,051.1	$1,005.6		$35.6		$32.5		$(276.7)			$(292.0)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; NI = Net Investment Hedge; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$2.2 million included within AE and $0.5 million included within ONCL.

(d)	The fair value of the interest payment-related derivative instrument was less than $0.1 million as of March 31, 2012.

(e)

The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $261.0 million as of June 30, 2012 and $274.4 million as of March 31, 2012.

(f)	The fair value of the net investment hedge was less than $0.1 million as of June 30, 2012.

(g)	$0.9 million included within PP and $0.5 million included within OA.

(h)	$0.7 million included within PP and $0.4 million included within OA.

(i)	$2.7 million included within AE and $0.1 million included within ONCL.

(j)	$0.8 million included within AE and $0.1 million included within ONCL.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its unaudited interim consolidated financial statements for the three-month periods ended June 30, 2012 and July 2, 2011:

	Gains (Losses) Recognized in OCI(b)		Gains (Losses) Reclassified from AOCI(b) to Earnings
	Three Months Ended		Three Months Ended		Location of Gains (Losses) Reclassified from AOCI(b) to Earnings
Derivative Instrument(a)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$5.7	$(8.7)	$3.0	$3.2	Cost of goods sold
FC — I/C royalty payments	(4.6)	0.9	2.3	(2.5)	Foreign currency gains (losses)
FC — Interest payments	(0.3)	(0.4)	(0.3)	0.6	Foreign currency gains (losses)
FC — Other	0.4	(0.4)	(0.3)	0.3	Foreign currency gains (losses)

	$1.2	$(8.6)	$4.7	$1.6

Designated Hedges of Net Investment:
Euro Debt	$14.2	$(8.3)	$—	$—	(c)
Other	(0.1)	—	—	—	(c)

	$14.1	$(8.3)	$—	$—

Total Designated Hedges	$15.3	$(16.9)	$4.7	$1.6

			Gains (Losses) Recognized in Earnings
			Three Months Ended
Derivative Instrument(a)			June 30, 2012	July 2, 2011	Location of Gains (Losses) Recognized in Earnings
			(millions)
Undesignated Hedges:
FC — Other			$(2.2)	$(0.1)	Foreign currency gains (losses)

Total Undesignated Hedges			$(2.2)	$(0.1)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 2013.

(b)	AOCI, including the respective fiscal period’s OCI, is classified as a component of total equity.

(c)	To the extent applicable, to be recognized as a gain (loss) on the sale or liquidation of the hedged net investment.

Over the next twelve months, it is expected that approximately $33 million of net gains deferred in AOCI related to derivative financial instruments as of June 30, 2012 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Hedge of a Net Investment in Certain European Subsidiaries

The Company designates the entire principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. To the extent this hedge remains effective, changes in the carrying value of the Euro Debt resulting from fluctuations in the Euro exchange rate will continue to be reported in equity as a component of AOCI.

Interest Rate Risk Management

Interest Rate Swap Contracts

During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate its exposure to changes in the fair value of its Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate. On April 11, 2011, the interest rate swap agreement was terminated by the Company at a loss of $7.6 million. This loss was recorded as an adjustment to the carrying value of the Company’s Euro Debt and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During each of the three-month periods ended June 30, 2012 and July 2, 2011, $0.8 million of this loss was recognized as interest expense within the Company’s consolidated statements of operations.

See Note 3 for further discussion of the Company’s accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of June 30, 2012 and March 31, 2012:

	June 30, 2012			March 31, 2012
Type of Investment	Short-term < 1 year	Non-current 1 - 3 years	Total	Short-term < 1 year	Non-current 1 - 3 years	Total
			(millions)
Held-to-Maturity:
Government bonds — U.S.	$2.7	$—	$2.7	$3.2	$—	$3.2

Total held-to-maturity investments	$2.7	$—	$2.7	$3.2	$—	$3.2

Available-for-Sale:
Government bonds — U.S.	$58.2	$8.7	$66.9	$52.1	$7.3	$59.4
Government bonds — non-U.S.	53.6	57.9	111.5	40.4	55.6	96.0
Corporate bonds — non-U.S.	61.2	12.8	74.0	64.8	34.2	99.0
Variable rate municipal securities — U.S.	84.0	—	84.0	69.2	—	69.2
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	0.4	0.4	—	0.5	0.5

Total available-for-sale investments	$257.0	$82.1	$339.1	$226.5	$99.9	$326.4

Other:
Time deposits	$303.3	$—	$303.3	$286.0	$—	$286.0

Total Investments	$563.0	$82.1	$645.1	$515.7	$99.9	$615.6

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

See Note 3 to the Company’s Fiscal 2012 10-K for further discussion of the Company’s accounting policies relating to its investments.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Commitments and Contingencies

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Equity

Summary of Changes in Equity

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Balance at beginning of period	$3,652.5	$3,304.7
Comprehensive income	158.2	208.3
Cash dividends declared	(36.5)	(18.5)
Repurchases of common stock	(346.5)	(324.5)
Shares issued and equity grants made pursuant to stock-based compensation plans	44.1	31.7

Balance at end of period	$3,471.8	$3,201.7

Common Stock Repurchase Program

On May 24, 2011, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that allows it to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the three months ended June 30, 2012, 2.0 million shares of Class A common stock were repurchased by the Company at a cost of $300.0 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was approximately $277 million as of June 30, 2012. In addition, 0.4 million shares of Class A common stock at a cost of $46.5 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”) and its 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”).

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

On August 9, 2012, the Company’s Board of Directors approved a further expansion of the Company’s existing common stock repurchase program that will allow it to repurchase up to an additional $500 million of Class A common stock.

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On May 21, 2012, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.20 per share to $0.40 per share. The first quarter Fiscal 2013 dividend of $0.40 per share was declared on May 22, 2012, was payable to stockholders of record at the close of business on June 29, 2012, and was paid on July 13, 2012. Dividends paid amounted to $18.5 million during the three months ended June 30, 2012 and $18.9 million during the three months ended July 2, 2011.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Stock-based Compensation

Long-term Stock Incentive Plans

On August 5, 2010, the Company’s stockholders approved the 2010 Incentive Plan, which replaced the Company’s 1997 Incentive Plan. The 2010 Incentive Plan provides for up to 3 million of new shares authorized for issuance to participants, in addition to the shares that remained available for issuance under the 1997 Incentive Plan as of August 5, 2010 that are not subject to outstanding awards under the 1997 Incentive Plan. In addition, any outstanding awards under the 1997 Incentive Plan that expire, are forfeited, or are surrendered to the Company in satisfaction of taxes, will be transferred to the 2010 Incentive Plan and be available for issuance. Any new grants are being issued under the 2010 Incentive Plan. However, awards that were outstanding as of August 5, 2010 continue to remain subject to the terms of the 1997 Incentive Plan.

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

Impact on Results

A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Compensation expense	$21.6	$17.9

Income tax benefit	$(7.1)	$(6.4)

The Company issues its annual grant of stock-based compensation awards in the second quarter of its fiscal year. Due to the timing of the annual grant, stock-based compensation cost recognized during the three months ended June 30, 2012 is not indicative of the level of compensation cost expected to be incurred for the full Fiscal 2013.

Stock Options

Stock options are granted to employees and non-employee directors with exercise prices equal to the fair market value of the Company’s Class A common stock on the date of grant. Generally, options become exercisable ratably (graded-vesting schedule) over a three-year vesting period. Stock options generally expire seven years from the date of grant. The Company recognizes compensation expense for share-based awards that have graded vesting and no performance conditions on an accelerated basis.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the stock option activity under all plans during the three months ended June 30, 2012 is as follows:

Number of Shares
(thousands)
Options outstanding at March 31, 2012	3,178
Granted	19
Exercised	(72)
Cancelled/Forfeited	(11)

Options outstanding at June 30, 2012	3,114

Restricted Stock and RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. In addition, the Company grants performance-based RSUs to such senior executives and other key executives, as well as certain other employees of the Company. The fair values of restricted stock shares and RSUs are based on the fair value of Class A common stock on the date of grant, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents.

Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based RSUs generally vest over a three to five-year period of time, subject to the executive’s continuing employment. Performance-based RSUs generally vest (a) upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals in the initial year of the three-year vesting period.

A summary of the restricted stock and RSU activity during the three months ended June 30, 2012 is as follows:

	Restricted Stock	Service- based RSUs	Performance- based RSUs
	Number of Shares	Number of Shares	Number of Shares
		(thousands)
Nonvested at March 31, 2012	8	235	1,302
Granted	2	—	176
Vested	(5)	(1)	(754)
Cancelled	—	—	(8)

Nonvested at June 30, 2012	5	234	716

15.    Segment Information

The Company has three reportable segments based on its business activities and organization: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel, accessories, home furnishings, and

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned, licensed and franchised retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its retail stores, its concessions-based shop-within-shops, and its e-commerce websites. The stores, concessions-based shop-within-shops and websites sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2012 10-K. Sales and transfers between segments generally are recorded at cost and treated as transfers of inventory. All intercompany revenues, including such sales between segments, are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

Net revenues and operating income for each of the Company’s segments are as follows:

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Net revenues:
Wholesale	$694.1	$673.0
Retail	857.3	813.5
Licensing	42.0	39.9

Total net revenues	$1,593.4	$1,526.4

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Operating income:
Wholesale	$155.5	$151.1
Retail	180.2	173.1
Licensing	26.6	25.2

	362.3	349.4
Unallocated corporate expenses	(70.3)	(67.3)

Total operating income	$292.0	$282.1

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation and amortization expense for each of the Company’s segments is as follows:

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Depreciation and amortization:
Wholesale	$17.1	$15.5
Retail	27.1	28.3
Licensing	0.3	0.4
Unallocated corporate expenses	11.6	11.2

Total depreciation and amortization	$56.1	$55.4

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Net revenues:
The Americas(a)	$1,075.2	$972.9
Europe(a)	299.8	321.8
Asia(b)	218.4	231.7

Total net revenues	$1,593.4	$1,526.4

(a)	Net revenues for certain of the Company’s licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Includes South Korea, Japan, China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Taiwan, Thailand and Australia.

16.    Additional Financial Information

Cash Interest and Taxes

	Three Months Ended
	June 30, 2012	July 2, 2011
	(millions)
Cash paid for interest	$1.8	$4.9

Cash paid for income taxes	$78.1	$11.4

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $30.2 million for the three months ended June 30, 2012 and $7.6 million for the three months ended July 2, 2011.

There were no other significant non-cash investing or financing activities for the fiscal periods presented.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions” and similar words or phrases and involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:

•	the loss of key personnel, including Mr. Ralph Lauren;

•

the impact of global economic conditions, including the ongoing sovereign debt crisis and credit downgrades, on us, our customers, our suppliers and our vendors, and on our ability and their ability to access sources of liquidity;

•	our ability to successfully implement our anticipated growth strategies;

•	our ability to continue to expand or grow our business internationally, and the impact of related changes in our geographic sales mix as a result;

•

our ability to secure our facilities and systems and those of our third party service providers from, among other things, cybersecurity breaches, acts of vandalism, computer viruses or similar Internet or email events;

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

•

our ability to make certain strategic acquisitions of certain selected licenses held by our licensees and successfully integrate acquired businesses, including our operations in Asia and South America;

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

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “Fiscal 2012 10-K”). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this Form 10-Q, references to “Ralph Lauren,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Ralph Lauren Corporation and its subsidiaries (“RLC”), unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2013 will end on March 30, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal year 2012 ended on March 31, 2012 and also reflected a 52-week period (“Fiscal 2012”). The first quarter of Fiscal 2013 ended on June 30, 2012 and was a 13-week period. The first quarter of Fiscal 2012 ended on July 2, 2011 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in our financial position, and results of our operations. MD&A is organized as follows:

•

Overview.    This section provides a general description of our business, global economic developments, and a summary of our financial performance for the three-month period ended June 30, 2012. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month periods ended June 30, 2012 and July 2, 2011.

•

Financial condition and liquidity.    This section provides an analysis of our cash flows for the three-month periods ended June 30, 2012 and July 2, 2011, as well as a discussion of our financial condition and liquidity as of June 30, 2012 as compared to the end of Fiscal 2012. The discussion of our financial condition and liquidity includes (i) a discussion of our financial position compared to the end of Fiscal 2012, (ii) the available financial capacity under our credit facilities, (iii) a summary of our key debt compliance measures, and (iv) any material changes in our financial condition and contractual obligations since the end of Fiscal 2012.

•

Market risk management.    This section discusses any significant changes in our interest rate, foreign currency and investment risk exposures, the types of derivative instruments used to hedge those exposures, and/or underlying market conditions since the end of Fiscal 2012.

•

Critical accounting policies.    This section discusses any significant changes in our accounting policies since the end of Fiscal 2012. Significant changes include those considered to be important to our financial condition and results of operations and which require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our audited consolidated financial statements as included in our Fiscal 2012 10-K.

•	Recently issued accounting standards. This section discusses the potential impact to our consolidated financial statements of certain accounting standards that have been recently issued or proposed.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our Wholesale business, representing approximately 47% of Fiscal 2012 net revenues, consists of wholesale-channel sales made principally to major department stores and specialty stores located throughout North America, Europe, Asia and South America. Our Retail business, representing approximately 50% of Fiscal 2012 net revenues, consists of retail-channel sales directly to consumers through retail stores located throughout North America, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia; and through our retail e-commerce channel, which includes our North American and European sites. In April 2012, we expanded our e-commerce presence by launching a new retail e-commerce site for our Club Monaco business in Canada located at www.ClubMonaco.ca. Our Licensing business, representing approximately 3% of Fiscal 2012 net revenues, consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 38% of our Fiscal 2012 net revenues were earned in international regions outside of the U.S.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income and cash flows in any fiscal quarter may be influenced by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended June 30, 2012 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2013.

Global Economic Developments

As discussed in our Fiscal 2012 Form 10-K, the state of the global economy continues to influence the level of consumer spending for discretionary items. This affects our business as it is highly dependent on consumer demand for our products. The current political and economic global environments, most notably in the U.S., Europe and Asia, have resulted in significant macroeconomic risks including high rates of unemployment, currency volatility and continued global economic uncertainty driven in part by the European debt crisis and the slowdown in economic growth in the U.S. and Asia, among other factors. These risks, combined with expectations of slower global economic growth and increased austerity measures, have adversely affected consumer and business sentiment resulting in a highly promotional global retail environment. Despite the challenging economic environment, we continued to experience reported revenue growth during the first quarter of Fiscal 2013. However, as a result of the current economic environment and decrease in consumer confidence worldwide, current trends show softness in certain of our European wholesale businesses. If the global macroeconomic environment, including the economic situations in the U.S., Europe and Asia, continues to be weak or worsens, the related constrained level of worldwide consumer spending and modified consumption behavior we expect will have a negative effect on our sales and operating margin for at least the remainder of the fiscal year.

In addition, we continue to experience the cost of goods inflation that began during the second half of Fiscal 2011 and peaked during Fiscal 2012 as a result of increased raw material, transportation and labor costs, as well as labor shortages in certain regions where our products are manufactured. During the first quarter of Fiscal 2013, the impact of such cost of goods inflation primarily affected our Retail operations and was mitigated to some extent by targeted pricing actions. While the peak costs of goods inflation levels have subsided and we expect to experience margin recovery during Fiscal 2013, sourcing pressures will continue to impact the cost of our products and the related gross profit percentages in the normal course of our business.

We continue to monitor these risks and evaluate our operating strategies in order to adjust to changes in economic conditions, including fluctuations in global labor rates and commodity pricing.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2012 10-K.

Summary of Financial Performance

Operating Results

During the first quarter of Fiscal 2013, we reported revenues of $1.593 billion, net income attributable to RLC of $193.4 million and net income per diluted share attributable to RLC of $2.03. This compares to revenues of $1.526 billion, net income attributable to RLC of $184.1 million and net income per diluted share attributable to RLC of $1.90 during the first quarter of Fiscal 2012.

Our operating performance for the three months ended June 30, 2012 was driven by 4.4% revenue growth, primarily due to increased revenues from our domestic wholesale and retail businesses, partially offset by lower revenues from our European wholesale business and net unfavorable foreign currency effects. Our gross margin percentage declined by 70 basis points to 62.3% during the first quarter of Fiscal 2013, reflecting sourcing cost pressures across most of our global retail businesses, as well as lower gross margins from our European wholesale businesses driven by a less favorable customer mix. The decline was offset in part by higher gross margins from our domestic wholesale businesses, as well as from our retail operations in Asia reflecting improved inventory management as we reposition our recently acquired businesses. Selling, general and administrative (“SG&A”) expenses increased largely due to higher compensation-related costs and additional expenses to support our growth in sales, as well as our new business initiatives.

Net income attributable to RLC increased during the first quarter of Fiscal 2013 as compared to the first quarter of Fiscal 2012, primarily due to a $9.9 million increase in operating income and a decrease in our reported effective tax rate of 100 basis points. Net income per diluted share attributable to RLC also increased, primarily due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding during the first quarter of Fiscal 2013.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the first quarter of Fiscal 2013 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $852.6 million, compared to $1.013 billion as of March 31, 2012. The decrease in our net cash and investments position was primarily due to our treasury stock repurchases, capital expenditures and dividend payments, partially offset by our operating cash flows during the three months ended June 30, 2012. Our equity decreased to $3.472 billion as of June 30, 2012 compared to $3.653 billion as of March 31, 2012 primarily due to our share repurchase activity, partially offset by our net income during the three months ended June 30, 2012.

We generated $268.7 million of cash from operations during the three months ended June 30, 2012, compared to $212.4 million during the three months ended July 2, 2011. The increase in operating cash flows primarily relates to changes in working capital, including cash flow increases related to accounts receivable and inventories, partially offset by higher income tax payments during the three months ended June 30, 2012. We used some of our available cash to support our common stock repurchase program, to reinvest in our business through capital spending and to pay dividends on our common stock. In particular, we used $346.5 million to repurchase 2.4 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $61.6 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-in-shops, and investments in our facilities and technological infrastructure, and made cash dividend payments of $18.5 million during the three months ended June 30, 2012.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operating results for the three-month periods ended June 30, 2012 and July 2, 2011 has been affected by certain transactions, including:

•	the assumption of control over the distribution of our previously licensed bedding and bath business on May 1, 2011 (see “Recent Developments”);

•

the restructuring plan initiated in May 2011 to reposition and upgrade our existing distribution network and merchandising operations in the Asia-Pacific region, which includes mainland China, Macau, Hong Kong, Taiwan, Malaysia, Singapore, Japan and South Korea (the “Asia-Pacific Restructuring Plan”). This plan included the closure of approximately 95 stores and concession shops in the Greater China and Southeast Asia region that do not support the new merchandising strategy, primarily during the fourth quarter of Fiscal 2012; and

•	the planned discontinuance of the majority of the products sold under the American Living brand effective for the Fall 2012 selling season (see “Recent Developments”).

The following discussion highlights, as necessary, the significant changes in operating results arising from transactions affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Discontinuance of American Living

During the fourth quarter of Fiscal 2012, we decided with our wholesale partner J.C. Penney Company, Inc. (“JCPenney”) to discontinue the majority of the products sold under the American Living brand created for and exclusively sold to JCPenney, effective for the Fall 2012 wholesale selling season. The discontinuance of these American Living product lines is not expected to have a material impact on the Company’s consolidated statement of operations.

Assumption of Bedding and Bath Operations

In May 2011, the license for our Lauren by Ralph Lauren bedding and bath products previously held by WestPoint Home, Inc. (“WPH”) expired in accordance with the underlying agreement and we assumed control over this wholesale business. No significant payment or other consideration was provided related to this license expiration. WPH remains the exclusive licensee for our Lauren basic bedding program, which includes utility and blanket products.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended July 2, 2011

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	June 30, 2012	July 2, 2011	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,593.4	$1,526.4	$67.0	4.4%
Cost of goods sold(a)	(601.3)	(564.9)	(36.4)	6.4%

Gross profit	992.1	961.5	30.6	3.2%
Gross profit as % of net revenues	62.3%	63.0%		(70 bps)
Selling, general and administrative expenses(a)	(693.4)	(672.3)	(21.1)	3.1%
SG&A expenses as % of net revenues	43.5%	44.0%		(50 bps)
Amortization of intangible assets	(6.7)	(7.1)	0.4	(5.6%)

Operating income	292.0	282.1	9.9	3.5%
Operating income as % of net revenues	18.3%	18.5%		(20 bps)
Foreign currency gains (losses)	(2.6)	(3.8)	1.2	(31.6%)
Interest expense	(5.5)	(6.1)	0.6	(9.8%)
Interest and other income, net	1.3	4.2	(2.9)	(69.0%)
Equity in income (loss) of equity-method investees	(1.3)	(1.9)	0.6	(31.6%)

Income before provision for income taxes	283.9	274.5	9.4	3.4%
Provision for income taxes	(90.5)	(90.4)	(0.1)	0.1%

Effective tax rate(b)	31.9%	32.9%		(100 bps)
Net income attributable to RLC	$193.4	$184.1	$9.3	5.1%

Net income per common share attributable to RLC:
Basic	$2.10	$1.96	$0.14	7.1%

Diluted	$2.03	$1.90	$0.13	6.8%

(a)	Includes total depreciation expense of $49.4 million and $48.3 million for the three-month periods ended June 30, 2012 and July 2, 2011, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.    Net revenues increased by $67.0 million, or 4.4%, to $1.593 billion in the first quarter of Fiscal 2013 from $1.526 billion in the first quarter of Fiscal 2012. The increase was primarily due to higher revenues from our retail and wholesale businesses, which were partially offset by net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by $97.1 million, or 6.4%.

Net revenues for our three business segments are provided below:

	Three Months Ended
	June 30, 2012	July 2, 2011	$ Change	% Change
	(millions)
Net Revenues:
Wholesale	$694.1	$673.0	$21.1	3.1%
Retail	857.3	813.5	43.8	5.4%
Licensing	42.0	39.9	2.1	5.3%

Total net revenues	$1,593.4	$1,526.4	$67.0	4.4%

Wholesale net revenues — The net increase primarily reflects:

•

a $63 million net increase in our domestic businesses due in part to incremental Home product revenues related to our assumption of control over the distribution of the previously licensed bedding and bath business on May 1, 2011. The increase was also driven by higher menswear and womenswear revenues reflecting an increased presence at department store locations (including our newly introduced business in Canada) and additional product line offerings (including the Denim & Supply Ralph Lauren product line launched during the second quarter of Fiscal 2012), partially offset by declines in certain of the related American Living product categories planned for discontinuance.

This increase was partially offset by:

•

an $18 million net decrease related to our European businesses on a constant currency basis driven by reduced shipments across our core menswear, womenswear and childrenswear product lines due to timing and also reflecting the challenging European retail environment and continued softening in the specialty store business, particularly in Southern Europe. These decreases were partially offset by increased sales from our accessories product lines (including footwear), driven by new product offerings and an increased department store presence;

•

a $15 million net decrease in revenues due to net unfavorable foreign currency effects primarily related to the weakening of the Euro in comparison to the U.S. Dollar during the first quarter of Fiscal 2013;

•

a $6 million net decrease related to our Japanese businesses on a constant currency basis, primarily due to increased promotional activity and the effect of a business model shift to the Retail concessions-based channel; and

•

a $3 million net decrease related to our businesses in the Greater China and Southeast Asia region on a constant currency basis, primarily due to the elimination of certain third-party distribution in connection with our repositioning efforts in the region as part of the Asia-Pacific Restructuring Plan, largely during the fourth quarter of Fiscal 2012.

Retail net revenues — For purposes of the discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in a newly renovated state for at least one full fiscal year. Consolidated comparable store sales information includes our Ralph Lauren stores (including concession-based shop-within-shops, as well as Rugby and RRL stores), factory stores, Club Monaco stores and Ralph Lauren e-commerce sites, which include RalphLauren.com, Rugby.com and RalphLauren.co.uk.

Beginning in Fiscal 2013, we have presented our comparable store sales growth as a single, consolidated metric. We believe this combined measure is better aligned with the integrated, multi-channel approach that we employ in managing our Retail business on a global basis. This change has no effect on our total comparable store sales.

The net increase in Retail net revenues primarily reflects:

➢

a $7 million, or 1%, aggregate net increase in consolidated comparable store sales, primarily driven by increases from our global factory stores and Ralph Lauren e-commerce operations, largely offset by decreases in comparable store sales from our Ralph Lauren stores in Europe and concession shops in Asia. Our consolidated comparable store sales included a net aggregate unfavorable foreign currency effect of approximately $13 million, primarily due to the weakening of the Euro in comparison to the U.S. Dollar during the first quarter of Fiscal 2013. Excluding the effect of foreign currency, our consolidated comparable store sales increased by 3% during the first quarter of Fiscal 2013 as compared to the first quarter of Fiscal 2012; and

➢

a $37 million, or 41%, aggregate net increase in non-comparable store sales driven by a number of new brick and mortar store openings over the past twelve months, as well as our recently launched European Ralph Lauren e-commerce sites in France and Germany and Club Monaco e-commerce sites in North America, which more than offset the impact of store closings in the Asia-Pacific region due to our network repositioning initiative. This increase is net of an aggregate unfavorable foreign currency effect of approximately $2 million, primarily related to the weakening of the Euro in comparison to the U.S. Dollar during the first quarter of Fiscal 2013.

The following table details our Retail brick and mortar store and e-commerce presence as of June 30, 2012:

June 30, 2012
Brick and Mortar Stores:
Freestanding stores	379
Concession shops	478

Total brick and mortar stores	857

E-commerce Sites:
North American sites(a)	4
European sites(b)	3

Total e-commerce sites	7

(a)	Servicing the U.S. and Canada.

(b)	Servicing the U.K., France, Belgium, Luxembourg, the Netherlands, Germany and Austria.

Licensing revenues — The net increase in revenues primarily reflects a $3 million increase in domestic product licensing royalties primarily due to higher apparel and fragrance-related royalties, partially offset by a $1 million decrease in Home licensing revenues driven by the transition of our previously licensed bedding and bath business to directly controlled operations as of May 1, 2011.

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

Gross profit increased by $30.6 million, or 3.2%, to $992.1 million in the first quarter of Fiscal 2013 from $961.5 million in the first quarter of Fiscal 2012. Gross profit as a percentage of net revenues decreased by 70 basis points to 62.3% in the first quarter of Fiscal 2013 from 63.0% in the first quarter of Fiscal 2012. This decrease was primarily due to lower Retail gross margins reflecting sourcing cost pressures across most of our global retail businesses, partially offset by targeted pricing actions and increased gross margins from our operations in Asia reflecting improved inventory management and lower reductions in the carrying cost of our retail inventory as we reposition our recently acquired businesses in the region. The overall decline in gross profit margin was also due to lower Wholesale gross profit margins reflecting a less favorable customer mix in our European businesses due in part to the current economic environment, as well as unfavorable foreign currency effects, partially offset by increased gross margins from our domestic businesses driven by lower sourcing costs compared to higher cost benchmarks created in the prior year period.

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

Selling, General and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $21.1 million, or 3.1%, to $693.4 million in the first quarter of Fiscal 2013 from $672.3 million in the first quarter of Fiscal 2012. This increase included a net favorable foreign currency effect of approximately $12 million, primarily related to the weakening of the Euro in comparison to the U.S. Dollar during the first quarter of Fiscal 2013. SG&A expenses as a percentage of net revenues decreased to 43.5% in the first quarter of Fiscal 2013 from 44.0% in the first quarter of Fiscal 2012. The 50 basis point improvement was primarily due to operating leverage on higher net revenues, partially offset by an increase in operating expenses to support the growth of our retail business and new business initiatives, as well as the shift in channel mix to a greater retail concentration. The $21.1 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related costs of approximately $11 million primarily related to higher salaries associated with the increase in retail sales and higher stock-based compensation costs;

•	higher shipping, warehousing and distribution expenses of approximately $5 million to support increased sales;

•	higher selling costs of approximately $2 million to support our business growth; and

•	increased costs of approximately $2 million relating to new global information technology systems.

Amortization of Intangible Assets.    Amortization of intangible assets decreased by $0.4 million, or 5.6%, to $6.7 million in the first quarter of Fiscal 2013 from $7.1 million in the first quarter of Fiscal 2012. This decrease reflected the absence of expense for certain intangible assets that were fully amortized as of the end of Fiscal 2012.

Operating Income.    Operating income increased by $9.9 million, or 3.5%, to $292.0 million in the first quarter of Fiscal 2013 from $282.1 million in the first quarter of Fiscal 2012. Operating income as a percentage of net revenues declined 20 basis points, to 18.3% in the first quarter of Fiscal 2013 from 18.5% in the first quarter of Fiscal 2012. The decrease in operating income as a percentage of net revenues primarily reflected the decline in gross profit margin, partially offset by the decrease in SG&A expenses as a percentage of net revenues, both as previously discussed.

Operating income and margin for our three business segments is provided below:

	Three Months Ended
	June 30, 2012		July 2, 2011
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$155.5	22.4%	$151.1	22.5%	$4.4	(10 bps)
Retail	180.2	21.0%	173.1	21.3%	7.1	(30 bps)
Licensing	26.6	63.3%	25.2	63.2%	1.4	10 bps

	362.3		349.4		12.9
Unallocated corporate expenses	(70.3)		(67.3)		(3.0)

Total operating income	$292.0	18.3%	$282.1	18.5%	$9.9	(20 bps)

Wholesale operating margin decreased by 10 basis points, primarily due to lower gross profit margins driven by a less favorable customer mix in our European businesses, partially offset by increased gross profit margins from our domestic businesses reflecting decreased sourcing costs compared to the higher cost benchmarks created in the prior year period. The decrease in gross profit margins was largely offset by an improvement in SG&A expenses as a percentage of net revenues as a result of improved operating leverage driven by our domestic businesses.

Retail operating margin decreased by 30 basis points, primarily due to lower gross profit margins reflecting cost of goods increases across most of our global retail businesses, partially offset by the effect of targeted pricing actions and increased gross margins from our operations in Asia driven by improved inventory management and lower reductions in the carrying cost of our retail inventory as we reposition our recently acquired businesses in the region. The decrease in gross profit margins was offset in part by an improvement in SG&A expenses as a percentage of net revenues as a result of improved operating leverage driven by our businesses in Europe and Asia, which more than offset the additional operating expenses incurred to support the ongoing growth of our international retail businesses, including e-commerce.

Licensing operating margin increased by 10 basis points, primarily as a result of higher revenues.

Unallocated corporate expenses increased by $3.0 million, primarily due to increased compensation-related costs, including stock-based compensation, and increased information technology related costs.

Foreign Currency Gains (Losses).    The effect of foreign currency exchange rate fluctuations resulted in a loss of $2.6 million in the first quarter of Fiscal 2013, compared to a loss of $3.8 million in the first quarter of Fiscal 2012. The decline primarily reflected lower losses relating to foreign currency hedge contracts. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. Dollar when operating results of our foreign subsidiaries are translated to U.S. Dollars.

Interest Expense.    Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, interest related to our capital lease obligations and amortization of certain deferred gains or losses on derivative instruments. Interest expense decreased by $0.6 million, or 9.8%, to $5.5 million in the first quarter of Fiscal 2013 from $6.1 million in the first quarter of Fiscal 2012. The decrease in interest expense was primarily due to the favorable foreign currency effects due to the weakening of the Euro during the three months ended June 30, 2012 as compared to the three months ended July 2, 2011.

Interest and Other Income, net.    Interest and other income, net, decreased by $2.9 million, or 69.0%, to $1.3 million in the first quarter of Fiscal 2013 from $4.2 million in the first quarter of Fiscal 2012. The decrease was principally due to lower rates of interest and lower investment balances associated with our European investment portfolio, as well as the inclusion of pre-tax income of approximately $1.0 million in the prior year related to the change in fiscal year of the Company’s Japanese subsidiary to conform to our consolidated fiscal-year basis.

Equity in Income (Loss) of Equity-Method Investees.    The equity in losses of equity-method investees of $1.3 million and $1.9 million recognized in the first quarters of Fiscal 2013 and Fiscal 2012, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L., which is accounted for under the equity method of accounting.

Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased slightly by $0.1 million, or 0.1%, to $90.5 million in the first quarter of Fiscal 2013 from $90.4 million in the first quarter of Fiscal 2012. The slight increase in the provision for income taxes was primarily due to a higher overall level of pretax income, largely offset by a decrease in our reported effective tax rate of 100 basis points, to 31.9% for the first quarter of Fiscal 2013 from 32.9% for the first quarter of Fiscal 2012. The lower effective tax rate was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions during the first quarter of Fiscal 2013. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to RLC.    Net income increased by $9.3 million, or 5.1%, to $193.4 million in the first quarter of Fiscal 2013 from $184.1 million in the first quarter of Fiscal 2012. The higher net income primarily related to the $9.9 million increase in operating income and the decrease in our effective tax rate of 100 basis points, both as previously discussed.

Net Income per Diluted Share Attributable to RLC.    Net income per diluted share increased by $0.13, or 6.8%, to $2.03 per share in the first quarter of Fiscal 2013 from $1.90 per share in the first quarter of Fiscal 2012. The increase in diluted per share results was primarily due to the higher level of net income, as previously discussed, and the lower weighted-average diluted shares outstanding during the first quarter of Fiscal 2013 driven by our share repurchases over the last twelve months.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	June 30, 2012	March 31, 2012	$ Change
		(millions)
Cash and cash equivalents	$468.5	$671.6	$(203.1)
Short-term investments	563.0	515.7	47.3
Non-current investments	82.1	99.9	(17.8)
Long-term debt	(261.0)	(274.4)	13.4

Net cash and investments(a)	$852.6	$1,012.8	$(160.2)

Equity	$3,471.8	$3,652.5	$(180.7)

(a)	“Net cash and investments” is defined as cash and cash equivalents plus short-term and non-current investments, less total debt.

The decrease in our net cash and investments position at June 30, 2012 as compared to March 31, 2012 was primarily due to our use of cash to support treasury stock repurchases, capital expenditures and dividend payments, partially offset by our operating cash flows during the three months ended June 30, 2012. Particularly, in the first quarter of Fiscal 2013, we used $346.5 million to repurchase 2.4 million shares of Class A common stock, including shares surrendered for tax withholdings, spent $61.6 million for capital expenditures, and made cash dividend payments of $18.5 million.

The decrease in equity was primarily attributable to our share repurchase activity, partially offset by our net income during the three months ended June 30, 2012.

Cash Flows

	Three Months Ended
	June 30, 2012	July 2, 2011	$ Change
		(millions)
Net cash provided by operating activities	$268.7	$212.4	$56.3
Net cash provided by (used in) investing activities	(121.2)	91.9	(213.1)
Net cash used in financing activities	(345.6)	(330.7)	(14.9)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	4.9	(9.9)

Net decrease in cash and cash equivalents	$(203.1)	$(21.5)	$(181.6)

Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $268.7 million during the three months ended June 30, 2012, as compared to $212.4 million during the three months ended July 2, 2011. This net increase in operating cash flow was primarily driven by:

•	an increase related to accounts receivable primarily due to higher cash collections during the three months ended June 30, 2012; and

•

an increase related to inventories primarily attributable to the timing of inventory receipts and the effects of ongoing inventory management across most of our businesses. The increase in operating cash flows also reflects subsiding sourcing costs during the three months ended June 30, 2012 as compared to the higher cost benchmarks created in the prior year period.

The above increases in operating cash flow were partially offset by a decrease related to income taxes due to the timing of income tax payments.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $121.2 million during the three months ended June 30, 2012, as compared to $91.9 million of net cash provided by investing activities during the three months ended July 2, 2011. The net increase in cash used in investing activities was primarily driven by:

•

an increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During the three months ended June 30, 2012, we used $278.3 million to purchase investments and received $218.0 million of proceeds from sales and maturities of investments. On a comparative basis, during the three months ended July 2, 2011, we received $516.3 million of proceeds from sales and maturities of investments and used $377.5 million to purchase investments; and

•

an increase in cash used in connection with capital expenditures. During the three months ended June 30, 2012, we spent $61.6 million for capital expenditures as compared to $39.3 million during the three months ended July 2, 2011. Our capital expenditures were primarily associated with global retail store expenditures, store renovations, investments in our facilities and enhancements to our global information technology systems.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $345.6 million during the three months ended June 30, 2012, as compared to $330.7 million during the three months ended July 2, 2011. The increase in net cash used in financing activities was primarily driven by:

•

an increase in cash used in connection with repurchases of our Class A common stock. During the three months ended June 30, 2012, 2.0 million shares of Class A common stock at a cost of $300.0 million were repurchased pursuant to our common stock repurchase program and 0.4 million shares of Class A common stock at a cost of $46.5 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”), and our 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”). On a comparative basis, during the three months ended July 2, 2011, 2.5 million shares of Class A common stock at a cost of $301.7 million were repurchased pursuant to our common stock repurchase program and 0.1 million shares of Class A common stock at a cost of $22.8 million were surrendered or withheld for taxes.

The above increase in net cash used in financing activities was partially offset by higher excess tax benefits from stock-based compensation arrangements of $9.1 million, primarily due to an increase in the number of shares vested and the overall increase in the price of our common stock during the first quarter of Fiscal 2013 as compared to the first quarter of Fiscal 2012.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, the $500 million of availability under our Global Credit Facility (as defined below), our available cash and cash equivalents (most of which is considered permanently reinvested outside the U.S.) and investments, and our other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-in-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment/repurchase, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash, as well as our ability to access capital markets, will be sufficient to support our operating, capital and debt service requirements for the foreseeable future, including the ongoing development of our recently acquired businesses and our plans for further business expansion.

As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit borrowings outstanding under our Global Credit Facility as of June 30, 2012. As discussed further below, we may elect to draw on our Global Credit Facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business or macroeconomic development, as well as for other general corporate business purposes. We believe that our Global Credit Facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of June 30, 2012, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 16%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On May 24, 2011, our Board of Directors approved an expansion of our existing common stock repurchase program that allows us to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the three months ended June 30, 2012, we repurchased 2.0 million shares of Class A common stock at a cost of $300.0 million under our share repurchase program. The remaining availability under our common stock repurchase program was approximately $277 million as of June 30, 2012. In addition, during the three months ended June 30, 2012, 0.4 million shares of Class A common stock at a cost of $46.5 million were surrendered to, or withheld by, us in satisfaction of taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

On August 9, 2012, our Board of Directors approved a further expansion of our existing common stock repurchase program that will allow us to repurchase up to an additional $500 million of Class A common stock.

Dividends

Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On May 21, 2012, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.20 per share to $0.40 per share. The first quarter Fiscal 2013 dividend of $0.40 per share was declared on May 22, 2012, was payable to stockholders of record at the close of business on June 29, 2012, and was paid on July 13, 2012. Dividends paid amounted to $18.5 million during the three months ended June 30, 2012 and $18.9 million during the three months ended July 2, 2011.

We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition and other factors that the Board of Directors may deem relevant.

Debt and Covenant Compliance

Euro Debt

As of June 30, 2012, we had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). We have the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. We also have the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control, each holder of the Euro Debt has the option to require us to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict our ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of June 30, 2012, the carrying value of our Euro Debt was $261.0 million, compared to $274.4 million as of March 31, 2012.

Revolving Credit Facilities

Global Credit Facility

We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, also used to support the issuance of letters of credit (the “Global Credit Facility”). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars and Japanese Yen. We have the ability to expand the borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of June 30, 2012, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $15.0 million of outstanding letters of credit.

The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of June 30, 2012, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.

Chinese Credit Facility

On April 11, 2012, Ralph Lauren Trading (Shanghai) Co., Ltd., one of our subsidiaries, entered into a new uncommitted credit facility with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) that provides for a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 10, 2013 (the “Chinese Credit Facility”). The Chinese Credit Facility replaced our previous credit facility, which provided for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million) (the “Prior Chinese Credit Facility”). Consistent with the Prior Chinese Credit Facility, the Chinese Credit Facility will be used to fund general working capital needs of our operations in China. The Chinese Credit Facility may also be used to support bank guarantees. As of June 30, 2012, there were no borrowings outstanding under the Chinese Credit Facility.

The borrowing availability under the Chinese Credit Facility is determined at the sole discretion of the Bank and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by RLC and bear interest at either (i) at least 95% of the short-term interest rate published by the People’s Bank of China or (ii) a rate determined by the Bank at its discretion based on prevailing market conditions. The Chinese Credit Facility does not contain any financial covenants.

Refer to Note 14 of the Fiscal 2012 10-K for detailed disclosure of the terms and conditions of our debt and our credit facilities.

MARKET RISK MANAGEMENT

As discussed in Note 16 to our audited consolidated financial statements included in our Fiscal 2012 10-K and Note 11 to the accompanying unaudited interim consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon evaluation of their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 30, 2012. However, we do have in aggregate approximately $30 million of derivative instruments in net asset positions placed across three creditworthy financial institutions.

Foreign Currency Risk Management

We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. See Note 11 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of June 30, 2012.

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

Hedge of a Net Investment in Certain European Subsidiaries

We designate the entire principal amount of our outstanding Euro Debt as a hedge of our net investment in certain of our European subsidiaries. To the extent this hedge remains effective, changes in the carrying value of the Euro Debt resulting from fluctuations in the Euro exchange rate are reported in equity as a component of accumulated other comprehensive income.

Interest Rate Risk Management

During the first quarter of Fiscal 2011, we entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate our exposure to changes in the fair value of our Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on our Euro Debt for a variable interest rate. On April 11, 2011, we terminated the interest rate swap agreement at a loss of $7.6 million. This loss was recorded as an adjustment to the carrying value of our Euro Debt and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During each of the three-month periods ended June 30, 2012 and July 2, 2011, $0.8 million of this loss was recognized as interest expense within our consolidated statements of operations.

As of June 30, 2012, there have been no other significant changes in our interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our interest rate and foreign currency exposures, and the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of June 30, 2012, we had cash and cash equivalents on-hand of $468.5 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. Our other significant investments included $563.0 million of short-term investments, primarily in time deposits, government bonds, corporate bonds and variable rate municipal securities with original maturities greater than 90 days; $38.3 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $79.4 million of investments with maturities greater than one year; $2.3 million of auction rate securities issued through a municipality; and $0.4 million of other securities.

We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. As of June 30, 2012, we do not hold any investments in sovereign debt securities issued by Greece, Ireland, Portugal, Spain or Italy. See Note 11 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of June 30, 2012.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2012 10-K. Our estimates are often based on complex judgments, probabilities and assumptions that our management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Fiscal 2012 10-K. The following discussion is only intended to update our critical accounting policies for any significant changes in policy implemented during the three months ended June 30, 2012.

There have been no significant changes in the application of our critical accounting policies since March 31, 2012.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 4 to the accompanying unaudited interim consolidated financial statements for a description of certain recently issued or proposed accounting standards which may impact our consolidated financial statements in future reporting periods.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2012. Except as discussed below, there has been no change in the

Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Global Operating and Financial Reporting System Implementation

We are in the process of implementing a new global operating and financial reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During the first quarter of Fiscal 2013, we continued to develop and enhance those operational and financial systems previously transitioned to the new global operating and financial reporting system. The next phase of this implementation effort involves the migration of certain core areas of our domestic business to the new system, including customer order-to-cash settlement and global merchandise procurement to payment processing, beginning in the second half of Fiscal 2013. As the phased implementation of this new system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes in internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. The following is a summary of recent litigation developments.

Derivative Action

On November 22, 2011, a shareholder derivative action was filed by City Pension Fund for Firefighters and Police Officers in the City of Pembroke Pines (the “Plaintiff”), an alleged shareholder purportedly acting on behalf of the Company, in the Supreme Court of the State of New York, County of New York, naming the Company, as a nominal defendant, and naming members of the Board of Directors and certain members of Company management as defendants. The complaint alleges, among other claims, breaches of fiduciary duty and waste of corporate assets by the Company’s directors for permitting excessive compensation to, and alleged related party transactions with, the Company’s Chairman and Chief Executive Officer and certain other executives, and unjust enrichment by these executives. The Plaintiff seeks damages on behalf of the Company in an unspecified amount sustained from the alleged breaches of fiduciary duty and waste of corporate assets and seeks disgorgement of excessive compensation and benefits of related party transactions. The Plaintiff also demands it be awarded the costs and disbursements of the derivative action, including reasonable attorneys’ fees. On January 12, 2012, the Company and all defendants moved to dismiss the complaint. On June 19, 2012, the Court entered an order dismissing the action due to the Plaintiff’s failure to make a pre-suit demand on the Company’s Board of Directors. On July 5, 2012, the Plaintiff made a demand on the Company’s Board of Directors to investigate and take action to remedy the alleged wrongdoing detailed in the complaint.

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), Ralph Lauren’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against our Company and Mr. Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted Ralph Lauren’s summary judgment motion to dismiss most of the claims against our Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court’s ruling. On January 23, 2012, the Court granted our motion to exclude Wathne’s proposed damages report thereby limiting Wathne’s presently asserted damages theory and the amount of damages that may be asserted to a jury. The Court has permitted Wathne to revise its alleged damages analysis. Wathne has appealed the order of exclusion. While a trial had been scheduled for April 2012, at this time it is uncertain when the matter will be reached for trial. We intend to continue to contest the remaining claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial statements.

Other Matters

We are involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving credit card fraud, trademark and other intellectual property, licensing, and employee relations. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our consolidated financial statements. However, our assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Item 1A.    Risk Factors.

The Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 contains a detailed discussion of certain risk factors that could materially adversely affect the Company’s business, operating results and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company’s business, operating results and/or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of the Company’s Class A common stock during the fiscal quarter ended June 30, 2012:

	Total Number of Shares Purchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(4)
					(millions)
April 1, 2012 to April 28, 2012	270	(2)	$175.11	—	$577
April 29, 2012 to May 26, 2012	1,339,851		149.27	1,339,851	377
May 27, 2012 to June 30, 2012	1,039,958	(3)	140.79	710,061	277

	2,380,079			2,049,912

(1)	Except as noted below, these repurchases were made in the open market under the Company’s Class A common stock repurchase program.

(2)

Represents shares surrendered to, or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan and the 1997 Long-Term Stock Incentive Plan.

(3)

Includes approximately 0.4 million shares surrendered to, or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan and the 1997 Long-Term Stock Incentive Plan.

(4)

On August 9, 2012, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that will allow it to repurchase up to an additional $500 million of Class A common stock.

Item 6.    Exhibits.

10.1	Amended and Restated Employment Agreement, made effective as of June 26, 2012, between Ralph Lauren Corporation and Ralph Lauren (filed as Exhibit 10.1 to the Form 8-K dated July 2, 2012).

10.2	Cliff Restricted Performance Share Unit with TSR Modifier Award Overview containing the standard terms of cliff restricted performance share unit awards under the 2010 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K dated July 13, 2012).

31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Robert L. Madore, Senior Vice President and Interim Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).

32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert L. Madore, Senior Vice President and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2012 and March 31, 2012, (ii) the Consolidated Statements of Operations for the three-month periods ended June 30, 2012 and July 2, 2011, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended June 30, 2012 and July 2, 2011, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2012 and July 2, 2011 and (v) the Notes to Consolidated Financial Statements.

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

RALPH LAUREN CORPORATION

By:	/s/ ROBERT L. MADORE
Robert L. Madore
Senior Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2012