Form 10-Q
period 2012-09-29
RALPH LAUREN CORP
filed 2012-11-02
CIK 1037038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

At October 26, 2012, 60,653,730 shares of the registrant’s Class A common stock, $.01 par value, and 30,831,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION

INDEX

		Page
PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 5.	Other Information	58
Item 6.	Exhibits	59
Signatures		60
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 29, 2012	March 31, 2012
	(millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$543.7	$671.6
Short-term investments	469.1	515.7
Accounts receivable, net of allowances of $267.6 million and $262.7 million	606.8	547.2
Inventories	1,060.2	841.6
Income tax receivable	22.2	17.2
Deferred tax assets	123.5	125.6
Prepaid expenses and other	177.5	181.0

Total current assets	3,003.0	2,899.9
Non-current investments	84.9	99.9
Property and equipment, net	911.9	884.1
Deferred tax assets	34.8	39.8
Goodwill	1,014.0	1,004.0
Intangible assets, net	349.7	359.0
Other assets	125.2	129.7

Total assets	$5,523.5	$5,416.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$224.4	$180.6
Income tax payable	35.1	71.9
Accrued expenses and other	698.6	693.7

Total current liabilities	958.1	946.2
Long-term debt	265.8	274.4
Non-current liability for unrecognized tax benefits	186.5	168.0
Other non-current liabilities	376.7	375.3

Commitments and contingencies (Note 12)

Total liabilities	1,787.1	1,763.9

Equity:
Class A common stock, par value $.01 per share; 92.3 million and 91.1 million shares issued; 60.7 million and 61.9 million shares outstanding	0.9	0.9
Class B common stock, par value $.01 per share; 30.8 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	1,719.6	1,624.0
Retained earnings	4,376.5	4,042.4
Treasury stock, Class A, at cost (31.6 million and 29.2 million shares)	(2,558.4)	(2,211.7)
Accumulated other comprehensive income	197.5	196.6

Total equity	3,736.4	3,652.5

Total liabilities and equity	$5,523.5	$5,416.4

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions, except per share data)
	(unaudited)
Net sales	$1,815.4	$1,856.8	$3,366.8	$3,343.3
Licensing revenue	46.6	47.8	88.6	87.7

Net revenues	1,862.0	1,904.6	3,455.4	3,431.0
Cost of goods sold(a)	(766.7)	(826.0)	(1,368.0)	(1,390.9)

Gross profit	1,095.3	1,078.6	2,087.4	2,040.1

Other costs and expenses:
Selling, general and administrative expenses(a)	(740.2)	(720.3)	(1,433.6)	(1,392.6)
Amortization of intangible assets	(6.8)	(7.5)	(13.5)	(14.6)

Total other costs and expenses	(747.0)	(727.8)	(1,447.1)	(1,407.2)

Operating income	348.3	350.8	640.3	632.9
Foreign currency gains (losses)	(0.5)	1.8	(3.1)	(2.0)
Interest expense	(5.4)	(6.4)	(10.9)	(12.5)
Interest and other income, net	1.3	2.4	2.6	6.6
Equity in income (loss) of equity-method investees	(1.5)	(1.1)	(2.8)	(3.0)

Income before provision for income taxes	342.2	347.5	626.1	622.0
Provision for income taxes	(128.5)	(114.0)	(219.0)	(204.4)

Net income attributable to RLC	$213.7	$233.5	$407.1	$417.6

Net income per common share attributable to RLC:
Basic	$2.34	$2.53	$4.44	$4.49

Diluted	$2.29	$2.46	$4.32	$4.35

Weighted average common shares outstanding:
Basic	91.3	92.2	91.7	93.1

Diluted	93.4	94.9	94.2	95.9

Dividends declared per share	$0.40	$0.20	$0.80	$0.40

(a) Includes total depreciation expense of:	$(50.5)	$(48.5)	$(99.9)	$(96.8)

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
	(unaudited)
Net income attributable to RLC	$213.7	$233.5	$407.1	$417.6

Other comprehensive income, net of tax:
Foreign currency translation adjustments	42.2	(25.7)	0.9	6.7
Net realized and unrealized gains (losses) on derivatives	(9.2)	33.5	(3.3)	25.4
Net realized and unrealized gains (losses) on available-for-sale investments	3.5	(0.1)	3.6	(0.1)
Net realized and unrealized gains (losses) on defined benefit plans	(0.4)	(0.3)	(0.3)	(0.4)

Other comprehensive income, net of tax	36.1	7.4	0.9	31.6

Total comprehensive income attributable to RLC	$249.8	$240.9	$408.0	$449.2

See accompanying notes.

RALPH LAUREN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 29, 2012	October 1, 2011
	(millions)
	(unaudited)
Cash flows from operating activities:
Net income	$407.1	$417.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	113.4	111.4
Deferred income tax expense (benefit)	5.3	(13.7)
Equity in loss of equity-method investees, net of dividends received	2.8	3.0
Non-cash stock-based compensation expense	42.8	34.0
Excess tax benefits from stock-based compensation arrangements	(26.4)	(21.2)
Other non-cash charges (benefits), net	(1.4)	0.6
Changes in operating assets and liabilities:
Accounts receivable	(55.8)	(195.8)
Inventories	(215.8)	(284.4)
Accounts payable and accrued liabilities	36.6	32.7
Income tax receivables and payables	(10.3)	184.9
Deferred income	(15.8)	(8.6)
Other balance sheet changes	24.2	23.0

Net cash provided by operating activities	306.7	283.5

Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(9.9)	(7.9)
Purchases of investments	(609.1)	(792.9)
Proceeds from sales and maturities of investments	647.6	880.3
Capital expenditures	(117.3)	(92.4)
Change in restricted cash deposits	7.1	0.3

Net cash used in investing activities	(81.6)	(12.6)

Cash flows from financing activities:
Proceeds from credit facilities	—	107.7
Repayments of borrowings on credit facilities	—	(7.7)
Payments of capital lease obligations	(4.6)	(4.2)
Payments of dividends	(55.0)	(37.4)
Repurchases of common stock, including shares surrendered for tax withholdings	(346.7)	(417.8)
Proceeds from exercise of stock options	26.4	29.5
Excess tax benefits from stock-based compensation arrangements	26.4	21.2
Payment on interest rate swap termination	—	(7.6)
Other financing activities	—	0.2

Net cash used in financing activities	(353.5)	(316.1)

Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)

Net decrease in cash and cash equivalents	(127.9)	(45.3)
Cash and cash equivalents at beginning of period	671.6	453.0

Cash and cash equivalents at end of period	$543.7	$407.7

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

The Company classifies its businesses into three segments: Wholesale, Retail and Licensing. The Company’s wholesale sales are made principally to major department stores and specialty stores located throughout North America, Europe, Asia and South America. The Company also sells directly to consumers through retail stores located throughout North America, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia and Europe; and through its retail e-commerce channel in North America, Europe and Asia. The Company also licenses the right to unrelated third parties to operate retail stores and to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2013 will end on March 30, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal year 2012 ended on March 31, 2012 and also reflected a 52-week period (“Fiscal 2012”). Accordingly, the second quarter of Fiscal 2013 ended on September 29, 2012 and was a 13-week period. The second quarter of Fiscal 2012 ended on October 1, 2011 and was also a 13-week period.

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

Seasonality of Business

The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales generated in its second and fourth quarters and higher retail sales generated in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income and cash flows in any fiscal quarter may be influenced by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company’s operating results and cash flows for the three-month and six-month periods ended September 29, 2012 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2013.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Shipping and Handling Costs

The costs associated with shipping goods to customers are reflected as a component of selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations. Shipping costs were $9.6 million and $17.2 million during the three-month and six-month periods ended September 29, 2012, respectively, and $10.1 million and $18.3 million during the three-month and six-month periods ended October 1, 2011, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing and order charges (“handling costs”) are also included in SG&A expenses. Handling costs were $38.4 million and $74.2 million during the three-month and six-month periods ended September 29, 2012, respectively, and $35.0 million and $65.5 million during the three-month and six-month periods ended October 1, 2011, respectively. Shipping and handling costs billed to customers are included in revenue.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
Basic	91.3	92.2	91.7	93.1
Dilutive effect of stock options, restricted stock and restricted stock units	2.1	2.7	2.5	2.8

Diluted shares	93.4	94.9	94.2	95.9

Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (a) are satisfied as of the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 29, 2012 and October 1, 2011, there was an aggregate of approximately 1.3 million and 0.7 million, respectively, of additional shares issuable as of the end of each period upon the exercise of anti-dilutive options and the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.

Accounts Receivable

In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Accounts receivable, net, is recorded at carrying value which approximates fair value, and is presented in the Company’s consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (a) reserves for returns, discounts, end-of-season markdowns and operational chargebacks (see Revenue Recognition for further discussion of related accounting policies) and (b) allowances for doubtful accounts.

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
Beginning reserve balance	$227.7	$197.1	$246.7	$213.2
Amount charged against revenue to increase reserve	191.3	169.1	329.3	282.1
Amount credited against customer accounts to decrease reserve	(172.1)	(129.9)	(323.4)	(261.7)
Foreign currency translation	4.2	(5.3)	(1.5)	(2.6)

Ending reserve balance	$251.1	$231.0	$251.1	$231.0

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions, among other factors.

A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
Beginning reserve balance	$15.8	$17.7	$16.0	$17.7
Amount recorded to expense to increase reserve(a)	0.8	0.6	1.8	0.9
Amount written off against customer accounts to decrease reserve	(0.5)	(0.5)	(1.1)	(1.1)
Foreign currency translation	0.4	(0.6)	(0.2)	(0.3)

Ending reserve balance	$16.5	$17.2	$16.5	$17.2

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the unaudited interim consolidated statements of operations.

Concentration of Credit Risk

The Company sells its wholesale merchandise primarily to major department and specialty stores across North America, Europe, Asia and South America, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In the Company’s wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. For Fiscal 2012, these customers in the aggregate contributed approximately 40% of all Wholesale revenues. Further, as of September 29, 2012, the Company’s three key wholesale customers represented approximately 30% of gross accounts receivable.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill Impairment Testing

In September 2011, the FASB issued revised guidance for goodwill impairment testing as ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies goodwill impairment testing by providing entities with the option of performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The results of such assessment may be used as a basis for determining whether it is necessary to perform the two-step quantitative impairment test required under Accounting Standards Codification (“ASC”) topic 350, “Intangibles — Goodwill and Other.” ASU 2011-08 is effective for the Company’s Fiscal 2013 annual goodwill impairment testing, which was performed during the second fiscal quarter using the qualitative assessment approach prescribed by the standard. The application of ASU 2011-08 did not have an impact on the Company’s consolidated financial statements.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Presentation of Comprehensive Income

In June 2011, the FASB issued revised guidance on the presentation of comprehensive income as ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income (“OCI”) as part of the consolidated statement of equity and provides two alternatives for presenting the components of net income and OCI, either: (i) in a single continuous statement of comprehensive income or (ii) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Additionally, this guidance requires items that are reclassified from AOCI to net income to be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred this requirement until the conclusion of further deliberations. The Company adopted the provisions of ASU 2011-05 during Fiscal 2013, which resulted in the inclusion of separate statements of comprehensive income for all periods presented within its consolidated financial statements beginning in the first quarter.

Proposed Amendments to Current Accounting Standards

The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC topic 840, “Leases.” Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Subsequent to the end of the related comment period, the FASB made several amendments to the Exposure Draft, including (i) revising the definition of the “lease term” to include the non-cancelable lease term plus only those option periods for which there is significant economic incentive for the lessee to extend or not terminate the lease; (ii) redefining the initial lease liability to be recorded on the Company’s balance sheet to contemplate only those variable lease payments that are in substance “fixed”; and (iii) developing a principle to determine whether lease expense will be recognized on a straight-line or accelerated basis, which considers the nature of the underlying leased asset. The FASB continues to deliberate on this matter and currently plans to issue a revised exposure draft for comment in the first half of calendar 2013. If effective as currently planned, this proposed standard will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable at this time to determine the impact this proposed change in accounting will have on its consolidated financial statements.

5.    Inventories

Inventories consist of the following:

	September 29, 2012	March 31, 2012	October 1, 2011
	(millions)
Raw materials	$5.2	$5.1	$6.1
Work-in-process	1.1	1.1	1.1
Finished goods	1,053.9	835.4	981.2

Total inventories	$1,060.2	$841.6	$988.4

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Property and Equipment

Property and equipment, net, consists of the following:

	September 29, 2012	March 31, 2012
	(millions)
Land and improvements	$9.9	$9.9
Buildings and improvements	117.6	115.9
Furniture and fixtures	590.7	561.8
Machinery and equipment	174.8	157.4
Capitalized software	242.2	213.6
Leasehold improvements	945.6	915.0
Construction in progress	94.9	84.9

	2,175.7	2,058.5
Less: accumulated depreciation	(1,263.8)	(1,174.4)

Property and equipment, net	$911.9	$884.1

7.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 29, 2012	March 31, 2012
	(millions)
Accrued operating expenses	$172.4	$175.7
Accrued payroll and benefits	145.6	227.7
Accrued inventory	152.8	108.0
Accrued capital expenditures	56.7	45.4
Deferred income	44.9	50.3
Other taxes payable	62.0	47.1
Other accrued expenses and current liabilities	64.2	39.5

Total accrued expenses and other current liabilities	$698.6	$693.7

8.    Income Taxes

Uncertain Income Tax Benefits

A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and six-month periods ended September 29, 2012 and October 1, 2011 is presented below:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
Unrecognized tax benefits beginning balance	$126.1	$127.0	$129.0	$125.0
Additions related to current period tax positions	0.8	0.9	1.6	1.9
Additions related to prior period tax positions	1.4	0.1	1.6	0.2
Reductions related to prior period tax positions	(0.3)	(0.3)	(1.5)	(0.7)
Additions (reductions) related to foreign currency translation	1.5	(2.9)	(1.2)	(1.6)

Unrecognized tax benefits ending balance	$129.5	$124.8	$129.5	$124.8

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and six-month periods ended September 29, 2012 and October 1, 2011 is presented below:

	Three Months Ended			Six Months Ended
	September 29, 2012		October 1, 2011	September 29, 2012		October 1, 2011
	(millions)
Accrued interest and penalties beginning balance	$38.1		$33.8	$39.0		$31.4
Net additions charged to expense	18.5	(a)	2.1	20.0	(a)	4.1
Reductions related to prior period tax positions	—		—	(2.1)		—
Additions (reductions) related to foreign currency translation	0.4		(0.5)	0.1		(0.1)

Accrued interest and penalties ending balance	$57.0		$35.4	$57.0		$35.4

(a)

Includes a reserve of $16.8 million for an interest assessment on a prior year withholding tax. No underlying tax exposure exists. The interest assessed was not material to the Company’s consolidated financial statements in any prior or current fiscal period, and is not expected to be material for the full Fiscal 2013.

The total amount of unrecognized tax benefits, including interest and penalties, was $186.5 million as of September 29, 2012 and $168.0 million as of March 31, 2012, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $136.9 million as of September 29, 2012.

Future Changes in Unrecognized Tax Benefits

The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments, and the expiration of applicable statutes of limitations. Although the outcomes and timing of such events are highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits, excluding interest and penalties, could potentially be reduced by up to approximately $30 million during the next 12 months. However, changes in the occurrence, expected outcomes and timing of those events could cause the Company’s current estimate to change materially in the future.

The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2004.

See Note 17 for a description of a tax audit settlement that occurred subsequent to the end of the second quarter of Fiscal 2013, in October 2012.

9.    Debt

Euro Debt

As of September 29, 2012, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of September 29, 2012, the carrying value of the Euro Debt was $265.8 million, compared to $274.4 million as of March 31, 2012.

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

As of September 29, 2012, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $14.3 million of outstanding letters of credit.

The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of September 29, 2012, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.

Chinese Credit Facility

On April 11, 2012, Ralph Lauren Trading (Shanghai) Co., Ltd., a subsidiary of the Company, entered into a new uncommitted credit facility with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) that provides for a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 10, 2013 (the “Chinese Credit Facility”). The Chinese Credit Facility replaced the Company’s previous credit facility, which provided for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million) (the “Prior Chinese Credit Facility”). Consistent with the Prior Chinese Credit Facility, the Chinese Credit Facility will be used to fund general working capital needs of the Company’s operations in China. The Chinese Credit Facility may also be used to support bank guarantees. As of September 29, 2012, there were no borrowings outstanding under the Chinese Credit Facility.

The borrowing availability under the Chinese Credit Facility is determined at the sole discretion of the Bank and is subject to availability of the Bank’s funds and satisfaction of certain regulatory requirements. Borrowings under the Chinese Credit Facility are guaranteed by the Company and bear interest at either (i) at least 95% of the

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes the Company’s financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	September 29, 2012	March 31, 2012
	(millions)
Financial assets recorded at fair value(a):
Government bonds — U.S.	$37.3	$59.4
Government bonds — non-U.S.	114.1	96.0
Corporate bonds — non-U.S.	70.6	99.0
Variable rate municipal securities — U.S.	23.8	69.2
Auction rate securities	2.3	2.3
Other securities	0.4	0.5
Derivative financial instruments	20.3	32.5

Total	$268.8	$358.9

Financial liabilities recorded at fair value(b):
Derivative financial instruments	$10.6	$2.6

Total	$10.6	$2.6

(a)	Based on Level 1 measurements, except for auction rate securities and derivative financial instruments, which are based on Level 2 measurements.

(b)	Based on Level 2 measurements.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	September 29, 2012		March 31, 2012
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)
Euro Debt	$265.8	$278.5	$274.4	$289.4

(a)	Based on Level 2 measurements.

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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of September 29, 2012 and March 31, 2012:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 29, 2012	March 31, 2012	September 29, 2012		March 31, 2012		September 29, 2012			March 31, 2012
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value		Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$352.9	$482.2	PP	$18.5	PP	$26.6	(c)	$(4.3)		AE	$(1.4)
FC — I/C royalty payments	80.9	70.0	PP	0.4	PP	4.8	AE	(1.7)		—	—
FC — Interest payments	12.6	12.6	—	—	—	—	AE	(0.5)		AE	—	(d)
FC — Other	28.2	8.3	PP	0.4	—	—	AE	(0.2)		AE	(0.3)
NI — Euro Debt	265.8	274.4	—	—	—	—	LTD	(278.5	)(e)	LTD	(289.4	)(e)

Total Designated Hedges	$740.4	$847.5		$19.3		$31.4		$(285.2)			$(291.1)

Undesignated Hedges:
FC — Other(f)	$187.2	$158.1	(g)	$1.0	(h)	$1.1	(i)	$(3.9)		(j)	$(0.9)

Total Hedges	$927.6	$1,005.6		$20.3		$32.5		$(289.1)			$(292.0)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; NI = Net Investment Hedge; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; LTD = Long-term debt.

(c)	$3.8 million included within AE and $0.5 million included within ONCL.

(d)	The fair value of the interest payment-related derivative instrument was less than $0.1 million as of March 31, 2012.

(e)

The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $265.8 million as of September 29, 2012 and $274.4 million as of March 31, 2012.

(f)	Primarily related to undesignated hedges of foreign currency-denominated revenues, intercompany loans, and other net operational exposures.

(g)	$0.8 million included within PP and $0.2 million included within OA.

(h)	$0.7 million included within PP and $0.4 million included within OA.

(i)	$3.4 million included within AE and $0.5 million included within ONCL.

(j)	$0.8 million included within AE and $0.1 million included within ONCL.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the impact of the Company’s derivative instruments on its unaudited interim consolidated financial statements for the three-month and six-month periods ended September 29, 2012 and October 1, 2011:

	Gains (Losses) Recognized in OCI(b)
	Three Months Ended		Six Months Ended
Derivative Instrument(a)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(9.0)	$32.5	$(3.3)	$23.8
FC — I/C royalty payments	(1.3)	3.2	(5.9)	4.1
FC — Interest payments	(0.1)	—	(0.4)	(0.4)
FC — Other	0.2	(0.6)	0.6	(1.0)

	$(10.2)	$35.1	$(9.0)	$26.5

Designated Hedge of Net Investment:
Euro Debt	$(4.1)	$23.7	$10.1	$15.4
Other	0.1	—	—	—

	$(4.0)	$23.7	$10.1	$15.4

Total Designated Hedges	$(14.2)	$58.8	$1.1	$41.9

	Gains (Losses) Reclassified from AOCI(b) to Earnings
	Three Months Ended		Six Months Ended
Derivative Instrument(a)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	Location of Gains (Losses) Reclassified from AOCI(b) to Earnings
	(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$7.8	$(2.3)	$10.8	$0.9	Cost of goods sold
FC — I/C royalty payments	0.2	(1.0)	2.5	(3.5)	Foreign currency gains (losses)
FC — Interest payments	0.2	(1.0)	(0.1)	(0.4)	Foreign currency gains (losses)
FC — Other	(0.2)	0.6	(0.5)	0.9	Foreign currency gains (losses)

Total Designated Hedges	$8.0	$(3.7)	$12.7	$(2.1)

	Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
Derivative Instrument(a)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011	Location of Gains (Losses) Recognized in Earnings
	(millions)
Undesignated Hedges:
FC — Other	$(2.7)	$2.7	$(4.9)	$2.6	Foreign currency gains (losses)

Total Undesignated Hedges	$(2.7)	$2.7	$(4.9)	$2.6

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	AOCI, including the respective fiscal period’s OCI, is classified as a component of total equity.

Over the next twelve months, it is expected that approximately $23 million of net gains deferred in AOCI related to derivative financial instruments as of September 29, 2012 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Interest Rate Risk Management

Interest Rate Swap Contracts

During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate its exposure to changes in the fair value of its Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate. On April 11, 2011, the interest rate swap agreement was terminated by the Company at a loss of $7.6 million. This loss was recorded as an adjustment to the carrying value of the Company’s Euro Debt and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During each of the three-month and six-month periods ended September 29, 2012 and October 1, 2011, $0.7 million and $1.5 million, respectively, of this loss was recognized as interest expense within the Company’s consolidated statements of operations.

See Note 3 for further discussion of the Company’s accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of September 29, 2012 and March 31, 2012:

	September 29, 2012			March 31, 2012
Type of Investment	Short-term < 1 year	Non-current 1 - 3 years	Total	Short-term < 1 year	Non-current 1 - 3 years	Total
			(millions)
Held-to-Maturity:
Government bonds — U.S.	$1.5	$—	$1.5	$3.2	$—	$3.2

Total held-to-maturity investments	$1.5	$—	$1.5	$3.2	$—	$3.2

Available-for-Sale:
Government bonds — U.S.	$28.8	$8.5	$37.3	$52.1	$7.3	$59.4
Government bonds — non-U.S.	71.9	42.2	114.1	40.4	55.6	96.0
Corporate bonds — non-U.S.	38.7	31.9	70.6	64.8	34.2	99.0
Variable rate municipal securities — U.S.	23.8	—	23.8	69.2	—	69.2
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	0.4	—	0.4	—	0.5	0.5

Total available-for-sale investments	$163.6	$84.9	$248.5	$226.5	$99.9	$326.4

Other:
Time deposits	$304.0	$—	$304.0	$286.0	$—	$286.0

Total Investments	$469.1	$84.9	$554.0	$515.7	$99.9	$615.6

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Commitments and Contingencies

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), the Company’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Mr. Ralph Lauren, its Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted the Company’s motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, the Company moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted the Company’s summary judgment motion to dismiss most of the claims against the Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court’s ruling. We subsequently made a motion to exclude Wathne’s proposed expert’s damages report and, on January 23, 2012, the Court granted the Company’s motion. Wathne appealed the ruling to the Appellate Division and, on October 18, 2012, the Appellate Division reversed the order of the lower Court. At this time, a trial date has not yet been scheduled. The Company intends to continue to contest the claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial statements.

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

13.    Equity

Summary of Changes in Equity

	Six Months Ended
	September 29, 2012	October 1, 2011
	(millions)
Balance at beginning of period	$3,652.5	$3,304.7
Comprehensive income	408.0	449.2
Cash dividends declared	(73.0)	(36.9)
Repurchases of common stock	(346.7)	(417.8)
Shares issued and equity grants made pursuant to stock-based compensation plans	95.6	84.7

Balance at end of period	$3,736.4	$3,383.9

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchase Program

On August 9, 2012, the Company’s Board of Directors approved an expansion of the Company’s existing stock repurchase program that allows it to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the six months ended September 29, 2012, 2.0 million shares of Class A common stock were repurchased by the Company at a cost of $300.0 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was approximately $777 million as of September 29, 2012. In addition, 0.4 million shares of Class A common stock at a cost of $46.7 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”) and its 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”).

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

Dividends

Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On May 21, 2012, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.20 per share to $0.40 per share. The second quarter Fiscal 2013 dividend of $0.40 per share was declared on September 17, 2012, was payable to stockholders of record at the close of business on September 28, 2012, and was paid on October 12, 2012. Dividends paid amounted to $55.0 million during the six months ended September 29, 2012 and $37.4 million during the six months ended October 1, 2011.

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

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact on Results

A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
Compensation expense	$21.2	$16.1	$42.8	$34.0

Income tax benefit	$(7.2)	$(5.5)	$(14.3)	$(11.9)

The Company issues its annual grant of stock-based compensation awards in the second quarter of its fiscal year. Due to the timing of the annual grant, stock-based compensation expense recognized during the three-month and six-month periods ended September 29, 2012 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2013.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and nonemployee directors. The Company’s weighted average assumptions used to estimate the fair value of stock options granted during the six months ended September 29, 2012 and October 1, 2011 were as follows:

	Six Months Ended
	September 29, 2012	October 1, 2011
Expected term (years)	4.6	4.7
Expected volatility	44.5%	44.7%
Expected dividend yield	1.05%	0.73%
Risk-free interest rate	0.6%	1.3%
Weighted-average option grant date fair value	$48.09	$49.06

A summary of stock option activity under all plans during the six months ended September 29, 2012 is as follows:

Number of Shares
(thousands)
Options outstanding at March 31, 2012	3,178
Granted	608
Exercised	(403)
Cancelled/Forfeited	(27)

Options outstanding at September 29, 2012	3,356

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock and Service-based RSUs

The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based RSUs granted to executives generally vest over a three to five-year period of time, subject to the executive’s continuing employment. The fair values of restricted stock shares and service-based RSUs are based on the fair value of the Company’s Class A common stock on the date of grant, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The weighted-average grant date fair values of restricted stock shares and service-based RSUs granted during the six months ended September 29, 2012 were $173.33 and $150.17, respectively. There were no restricted stock shares or service-based RSUs granted in the comparable prior year period.

A summary of restricted stock and service-based RSU activity during the six months ended September 29, 2012 is as follows:

	Restricted Stock	Service- based RSUs
	Number of Shares	Number of Shares
	(thousands)
Nonvested at March 31, 2012	8	235
Granted	2	9
Vested	(5)	(105)
Forfeited	—	—

Nonvested at September 29, 2012	5	139

Performance-based RSUs

The Company grants performance-based RSUs to senior executives and other key executives, as well as certain of its other employees. Performance-based RSUs generally vest (a) upon the completion of a three-year period of time (cliff vesting), subject to the employee’s continuing employment and the Company’s achievement of certain performance goals over the three-year period or (b) ratably, over a three-year period of time (graded vesting), subject to the employee’s continuing employment during the applicable vesting period and the achievement by the Company of certain performance goals in the initial year of the three-year vesting period. In addition, beginning in the second quarter of Fiscal 2013, the Company granted a new type of performance-based RSU subject to an additional market condition in the form of a total shareholder return (“TSR”) modifier to certain members of senior management, as discussed further below.

Performance-based RSUs — without TSR Modifier

The fair values of the Company’s performance-based RSU awards that do not contain a TSR modifier are based on the fair value of the Company’s Class A common stock on the date of grant, as adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The weighted-average grant date fair values of such performance-based RSUs granted during the six months ended September 29, 2012 and October 1, 2011 were $137.40 and $124.62, respectively.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based RSU without TSR Modifier activity during the six months ended September 29, 2012 is as follows:

Number of Shares
(thousands)
Nonvested at March 31, 2012	1,302
Granted	348
Change due to performance condition achievement	164
Vested	(754)
Forfeited	(21)

Nonvested at September 29, 2012	1,039

Performance-based RSUs — with TSR Modifier

In July 2012, the Company granted a new type of cliff vesting performance-based RSU award which, in addition to being subject to continuing employment requirements and the Company’s performance goals noted above, is also subject to a market condition in the form of a TSR modifier. The actual number of shares that vest at the end of the respective three-year period is determined based on the Company’s achievement of certain performance goals, as well as its TSR relative to the S&P 500 over the related three-year performance period. Depending on the level of achievement, the actual number of shares that vest may range from 0% to 187.5% of the awards originally granted.

The performance goals are established at or near the beginning of the three-year performance period. The number of shares to be earned ranges between 0% (if the specified threshold performance level is not attained) and 150% (if performance meets or exceeds the maximum achievement level) of the awards originally granted. If actual performance exceeds the pre-established threshold, the number of shares earned is calculated based on the relative performance between specified levels of achievement. At the end of the three-year performance period, if the performance condition is achieved at or above threshold, the number of shares earned is further adjusted by a TSR modifier payout percentage, which ranges between 75% and 125%, based on the Company’s TSR level relative to the performance of the S&P 500 index over the respective three-year period.

The Company estimates the fair value of its performance-based RSUs with a TSR modifier on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. Expense is only recorded for awards that are expected to vest, net of estimated forfeitures. The assumptions used to estimate the fair value of performance-based RSUs with a TSR modifier granted during the six months ended September 29, 2012 were as follows:

Six Months Ended
September 29, 2012
Expected term (years)	3.0
Expected volatility	34.0%
Expected dividend yield	1.13%
Risk-free interest rate	0.3%
Weighted-average grant date fair value	$136.16

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the performance-based RSU with TSR Modifier activity during the six months ended September 29, 2012 is as follows:

Number of Shares
(thousands)
Nonvested at March 31, 2012	—
Granted	73
Change due to performance or market conditions achievement	—
Vested	—
Forfeited	—

Nonvested at September 29, 2012	73

15.    Segment Information

The Company has three reportable segments based on its business activities and organization: Wholesale, Retail and Licensing. Such segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s and children’s apparel, accessories (including footwear), home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops and the Company’s owned, licensed and franchised retail stores in the U.S. and overseas. The Retail segment consists of the Company’s worldwide retail operations, which sell products through its retail stores, its concessions-based shop-within-shops, and its e-commerce websites. The stores, concessions-based shop-within-shops and websites sell products purchased from the Company’s licensees, suppliers and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.

The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2012 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues, including such sales between segments, are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall branding-related expenses and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods.

Net revenues and operating income for each of the Company’s segments are as follows:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
Net revenues:
Wholesale	$914.5	$995.5	$1,608.6	$1,668.5
Retail	900.9	861.3	1,758.2	1,674.8
Licensing	46.6	47.8	88.6	87.7

Total net revenues	$1,862.0	$1,904.6	$3,455.4	$3,431.0

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
Operating income:
Wholesale	$232.8	$241.9	$386.4	$391.3
Retail	156.7	144.8	336.0	317.0
Licensing	34.9	35.5	64.3	63.3

	424.4	422.2	786.7	771.6
Unallocated corporate expenses	(76.1)	(71.4)	(146.4)	(138.7)

Total operating income	$348.3	$350.8	$640.3	$632.9

Depreciation and amortization expense for each of the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
Depreciation and amortization:
Wholesale	$16.9	$16.3	$34.0	$31.8
Retail	28.7	28.2	55.8	56.5
Licensing	0.2	0.2	0.5	0.6
Unallocated corporate expenses	11.5	11.3	23.1	22.5

Total depreciation and amortization	$57.3	$56.0	$113.4	$111.4

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
Net revenues:
The Americas(a)	$1,221.3	$1,190.2	$2,296.5	$2,163.1
Europe(a)	410.7	461.5	710.5	783.3
Asia	230.0	252.9	448.4	484.6

Total net revenues	$1,862.0	$1,904.6	$3,455.4	$3,431.0

(a)	Net revenues for certain of the Company’s licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

RALPH LAUREN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Additional Financial Information

Cash Interest and Taxes

	Three Months Ended		Six Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(millions)
Cash paid for interest	$0.9	$2.2	$2.7	$7.1

Cash paid for income taxes	$128.8	$13.9	$206.9	$25.3

Non-cash Transactions

Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $56.7 million for the six months ended September 29, 2012 and $60.3 million for the six months ended October 1, 2011.

There were no other significant non-cash investing or financing activities for the fiscal periods presented.

17.    Subsequent Events

Discontinuance of Rugby

Subsequent to the end of the second quarter of Fiscal 2013, on October 30, 2012, the Company approved a plan to discontinue its Rugby brand operations (the “Rugby Closure Plan”). This decision was primarily based on the results of an analysis of the brand concept including an opportunity for the Company to reallocate resources related to these operations to support other high growth business opportunities and initiatives. The Rugby Closure Plan will result in the closure of all of the Company’s 14 global freestanding retail Rugby stores, and its related domestic retail e-commerce site, located at Rugby.com, expected to occur by the end of Fiscal 2013. It will also result in a related reduction in workforce. In connection with the Rugby Closure Plan, the Company expects to record pretax charges of $20 million – $30 million, primarily comprised of severance costs ($5 million – $10 million), lease-related expenses ($5 million – $15 million) and fixed asset write-down costs ($5 million – $10 million), during the second half of Fiscal 2013. A majority of the total estimated cash-related costs of $10 million – $20 million are expected to be paid in the fourth quarter of Fiscal 2013.

Tax Audit Settlement

Subsequent to the end of the second quarter of Fiscal 2013, on October 23, 2012, the Company reached a preliminary settlement agreement with the Internal Revenue Service with respect to its federal income tax examination for the taxable years ended March 29, 2008 through April 3, 2010. In connection with this agreement, the Company expects to recognize an income tax benefit ranging between $12 million and $15 million during the third quarter of Fiscal 2013. The Company’s unrecognized tax benefits will decline by approximately $30 million, excluding interest and penalties, as a result of this settlement.

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

•	changes to our anticipated effective tax rates in future years;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

•	changes in our relationships with department store customers and licensing partners;

•	our ability to maintain our credit profile and ratings with the financial community;

•	the potential impact on our operations and customers resulting from natural or man-made disasters, including the potential impact of Hurricane Sandy;

•	the impact to our business of events that are currently taking place in the Middle East, as well as from any terrorist action, retaliation and the threat of further action or retaliation; and

•

a variety of legal, regulatory, tax, political and economic risks, including risks related to the importation and exportation of products, tariffs and other trade barriers, to which our international operations are subject and other risks associated with our international operations, such as violations of laws prohibiting improper payments, and the burdens of complying with a variety of foreign laws and regulations, including tax laws, trade and labor restrictions and related laws that may reduce the flexibility of our business.

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

In this Form 10-Q, references to “Ralph Lauren,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Ralph Lauren Corporation and its subsidiaries (“RLC”), unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2013 will end on March 30, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal year 2012 ended on March 31, 2012 and also reflected a 52-week period (“Fiscal 2012”). The second quarter of Fiscal 2013 ended on September 29, 2012 and was a 13-week period. The second quarter of Fiscal 2012 ended on October 1, 2011 and was also a 13-week period.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in our financial position, and results of our operations. MD&A is organized as follows:

•

Overview.    This section provides a general description of our business, global economic developments, and a summary of our financial performance for the three-month and six-month periods ended September 29, 2012. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and six-month periods ended September 29, 2012 and October 1, 2011.

•

Financial condition and liquidity.    This section provides an analysis of our cash flows for the six-month periods ended September 29, 2012 and October 1, 2011, as well as a discussion of our financial condition and liquidity as of September 29, 2012 as compared to the end of Fiscal 2012. The discussion of our financial condition and liquidity includes (i) a discussion of our financial position compared to the end of Fiscal 2012, (ii) the available financial capacity under our credit facilities, (iii) a summary of our key debt compliance measures, and (iv) any material changes in our financial condition and contractual obligations since the end of Fiscal 2012.

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

We classify our businesses into three segments: Wholesale, Retail and Licensing. Our Wholesale business, representing approximately 47% of Fiscal 2012 net revenues, consists of wholesale-channel sales made principally to major department stores and specialty stores located throughout North America, Europe, Asia and South America. Our Retail business, representing approximately 50% of Fiscal 2012 net revenues, consists of retail-channel sales directly to consumers through retail stores located throughout North America, Europe, Asia and South America; through concessions-based shop-within-shops located primarily in Asia and Europe; and through our retail e-commerce channel in North America, Europe and Asia. Our Licensing business, representing approximately 3% of Fiscal 2012 net revenues, consists of royalty-based arrangements under which we license the right to third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear and fragrances, in specified geographical areas for specified periods. Approximately 38% of our Fiscal 2012 net revenues were earned in international regions outside of the U.S.

Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income and cash flows in any fiscal quarter may be influenced by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results for the three-month and six-month periods ended September 29, 2012, and cash flows for the six-month period ended September 29, 2012 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2013.

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

As a result of the current economic environment and fluctuating consumer confidence worldwide, current trends show continued softness in our European wholesale businesses. In addition, during the second quarter of Fiscal 2013, certain of our retail operations continued to exhibit the declining comparable store sales trends that began in the first quarter of the fiscal year, including the majority of our retail businesses in Asia. If the global macroeconomic environment, including the economic situations in the U.S., Europe and Asia, continues to be weak or worsens, the related constrained level of worldwide consumer spending and modified consumption behavior we expect will have a negative effect on our sales and operating margin for at least the remainder of the fiscal year.

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

Summary of Financial Performance

Operating Results

Three Months Ended September 29, 2012 Compared to Three Months Ended October 1, 2011

During the second quarter of Fiscal 2013, we reported revenues of $1.862 billion, net income attributable to RLC of $213.7 million and net income per diluted share attributable to RLC of $2.29. This compares to revenues of $1.905 billion, net income attributable to RLC of $233.5 million and net income per diluted share attributable to RLC of $2.46 during the second quarter of Fiscal 2012.

Our operating performance for the three months ended September 29, 2012 reflected a 2.2% decline in net revenues, primarily due to lower revenues from our wholesale businesses and net unfavorable foreign currency effects, which were partially offset by increased revenues from our retail businesses. Excluding the effect of foreign currency, net revenues increased by 0.2%. Our gross margin percentage increased by 220 basis points to 58.8% during the second quarter of Fiscal 2013, reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period and a favorable product mix across most of our wholesale businesses, which more than offset a less favorable geographic and customer mix driven by our European wholesale business. These increases were partially offset by elevated promotional activity across certain of our retail businesses in North America and Asia. Selling, general and administrative (“SG&A”) expenses increased largely due to higher advertising, marketing and promotional, selling and compensation-related costs, as well as additional expenses to support our growth and new business initiatives.

Net income attributable to RLC declined during the second quarter of Fiscal 2013 as compared to the second quarter of Fiscal 2012, primarily due to the increase in our reported effective tax rate of 480 basis points. Net income per diluted share attributable to RLC also decreased due to the effect of lower net income, partially offset by lower weighted-average diluted shares outstanding during the second quarter of Fiscal 2013.

Six Months Ended September 29, 2012 Compared to Six Months Ended October 1, 2011

During the six months ended September 29, 2012, we reported revenues of $3.455 billion, net income attributable to RLC of $407.1 million and net income per diluted share attributable to RLC of $4.32. This compares to revenues of $3.431 billion, net income attributable to RLC of $417.6 million and net income per diluted share attributable to RLC of $4.35 during the six months ended October 1, 2011.

Our operating performance for the six months ended September 29, 2012 reflected revenue growth of 0.7%, primarily due to increased revenues from our retail businesses, which were largely offset by lower revenues from our wholesale businesses and net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 3.0%. Our gross margin percentage increased by 90 basis points to 60.4% during the six months ended September 29, 2012, reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period across most of our wholesale businesses and a favorable product mix in our North American wholesale business, which more than offset a less favorable geographic and customer mix driven by our European wholesale business. This increase was partially offset by elevated promotional activity across certain of our North American retail businesses, as well as sourcing cost pressures across most of our global retail businesses. SG&A expenses increased largely due to higher compensation-related costs, marketing, advertising and promotional costs and additional expenses to support our growth and new business initiatives.

Net income attributable to RLC declined during the six months ended September 29, 2012 as compared to the six months ended October 1, 2011 due to an increase in our reported effective tax rate of 210 basis points, partially offset by a $7.4 million increase in operating income. Net income per diluted share attributable to RLC also declined due to the effect of lower net income, partially offset by lower weighted-average diluted shares outstanding during the six months ended September 29, 2012.

Financial Condition and Liquidity

Our financial position reflects the overall relative strength of our business results. We ended the second quarter of Fiscal 2013 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $831.9 million, compared to $1.013 billion as of March 31, 2012. The decrease in our net cash and investments position was primarily due to our treasury stock repurchases, capital expenditures and dividend payments, partially offset by our operating cash flows during the six months ended September 29, 2012. Our equity increased to $3.736 billion as of September 29, 2012 compared to $3.653 billion as of March 31, 2012, primarily due to our net income and equity issuances made pursuant to stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the six months ended September 29, 2012.

We generated $306.7 million of cash from operations during the six months ended September 29, 2012, compared to $283.5 million during the six months ended October 1, 2011. The increase in operating cash flows primarily relates to changes in working capital, including cash flow increases related to accounts receivable and inventories, partially offset by higher income tax payments during the six months ended September 29, 2012. We used some of our available cash to support our common stock repurchase program, to reinvest in our business through capital spending and to pay dividends on our common stock. In particular, we used $346.7 million to repurchase 2.4 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $117.3 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-within-shops, and investments in our facilities and technological infrastructure, and made cash dividend payments of $55.0 million.

Transactions Affecting Comparability of Results of Operations and Financial Condition

The comparability of our operating results for the three-month and six-month periods ended September 29, 2012 and October 1, 2011 has been affected by certain transactions, including:

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

•	the discontinuance of the majority of products sold under the American Living brand effective for the Fall 2012 selling season (see “Recent Developments”); and

•	the inclusion of a reserve of approximately $15.5 million for an interest assessment on a prior year withholding tax within our provision for income taxes during the second quarter of Fiscal 2013.

The following discussion highlights, as necessary, the significant changes in operating results arising from transactions affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments

Discontinuance of Rugby

Subsequent to the end of the second quarter of Fiscal 2013, on October 30, 2012, we approved a plan to discontinue our Rugby brand operations (the “Rugby Closure Plan”). This decision was primarily based on the results of an analysis of the brand concept including an opportunity to reallocate our resources related to these operations to support other high growth business opportunities and initiatives. The Rugby Closure Plan will result in the closure of all of our 14 global freestanding retail Rugby stores, and our related domestic retail e-commerce site, located at Rugby.com, expected to occur by the end of Fiscal 2013. It will also result in a related reduction in our workforce. In connection with the Rugby Closure Plan, we expect to record pretax charges of $20 million – $30 million, primarily comprised of severance costs ($5 million – $10 million), lease-related expenses ($5 million – $15 million) and fixed asset write-down costs ($5 million – $10 million), during the second half of Fiscal 2013.

Discontinuance of American Living

During the fourth quarter of Fiscal 2012, we decided along with our wholesale partner J.C. Penney Company, Inc. (“JCPenney”) to discontinue the majority of the products sold under the American Living brand created for and exclusively sold to JCPenney, effective for the Fall 2012 wholesale selling season. The discontinuance of these American Living product lines did not have a material impact on the Company’s consolidated or segment results.

Suspension of Argentina Operations

During the second quarter of Fiscal 2013, we suspended our business operations in Argentina, as previously announced. The suspension of these operations did not have a material impact on the Company’s consolidated or segment results.

E-Commerce Expansion

During the first quarter of Fiscal 2013, we launched a new retail e-commerce site for our Club Monaco business in Canada located at www.ClubMonaco.ca. During the second quarter of Fiscal 2013, we further expanded our e-commerce presence by launching a new retail e-commerce website for our Ralph Lauren business in Japan located at www.RalphLauren.co.jp.

RESULTS OF OPERATIONS

Three Months Ended September 29, 2012 Compared to Three Months Ended October 1, 2011

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	September 29, 2012	October 1, 2011	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,862.0	$1,904.6	$(42.6)	(2.2%)
Cost of goods sold(a)	(766.7)	(826.0)	59.3	(7.2%)

Gross profit	1,095.3	1,078.6	16.7	1.5%
Gross profit as % of net revenues	58.8%	56.6%		220 bps
Selling, general and administrative expenses(a)	(740.2)	(720.3)	(19.9)	2.8%
SG&A expenses as % of net revenues	39.8%	37.8%		200 bps
Amortization of intangible assets	(6.8)	(7.5)	0.7	(9.3%)

Operating income	348.3	350.8	(2.5)	(0.7%)
Operating income as % of net revenues	18.7%	18.4%		30 bps
Foreign currency gains (losses)	(0.5)	1.8	(2.3)	NM
Interest expense	(5.4)	(6.4)	1.0	(15.6%)
Interest and other income, net	1.3	2.4	(1.1)	(45.8%)
Equity in income (loss) of equity-method investees	(1.5)	(1.1)	(0.4)	36.4%

Income before provision for income taxes	342.2	347.5	(5.3)	(1.5%)
Provision for income taxes	(128.5)	(114.0)	(14.5)	12.7%

Effective tax rate(b)	37.6%	32.8%		480 bps
Net income attributable to RLC	$213.7	$233.5	$(19.8)	(8.5%)

Net income per common share attributable to RLC:
Basic	$2.34	$2.53	$(0.19)	(7.5%)

Diluted	$2.29	$2.46	$(0.17)	(6.9%)

(a)	Includes total depreciation expense of $50.5 million and $48.5 million for the three-month periods ended September 29, 2012 and October 1, 2011, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

NM	Not meaningful.

Net Revenues.    Net revenues declined by $42.6 million, or 2.2%, to $1.862 billion in the second quarter of Fiscal 2013 from $1.905 billion in the second quarter of Fiscal 2012. The decrease was primarily due to lower revenues from our wholesale businesses and net unfavorable foreign currency effects, partially offset by higher revenues from our retail businesses. Excluding the effect of foreign currency, net revenues increased by $4.2 million, or 0.2%.

Net revenues for our three business segments are provided below:

	Three Months Ended
	September 29, 2012	October 1, 2011	$ Change	% Change
		(millions)
Net Revenues:
Wholesale	$914.5	$995.5	$(81.0)	(8.1%)
Retail	900.9	861.3	39.6	4.6%
Licensing	46.6	47.8	(1.2)	(2.5%)

Total net revenues	$1,862.0	$1,904.6	$(42.6)	(2.2%)

Wholesale net revenues — The net decrease primarily reflects:

•

a $38 million net decrease related to our European businesses on a constant currency basis driven by reduced shipments across our core menswear, womenswear and childrenswear product lines due to timing and also reflecting the challenging European retail environment and continued softening in the specialty store business, particularly in Southern Europe. These decreases were partially offset by increased sales from our accessories product lines (including footwear), driven by new product offerings and an increased department store presence;

•

a $28 million net decrease in revenues due to net unfavorable foreign currency effects primarily related to the weakening of the Euro against the U.S. Dollar during the second quarter of Fiscal 2013, compared to the related prior fiscal year period;

•

a $9 million net decrease related to our businesses in the Americas, primarily due to the discontinuance of the majority of the product categories sold under the American Living brand sold to JCPenney and lower sales from our denim product lines due in part to higher prior period sales associated with the initial launch of the Denim & Supply Ralph Lauren product line during the second quarter of Fiscal 2012. Excluding these effects, revenues from our core menswear and womenswear product lines increased compared to prior year, due in part to our increased presence at department store locations (including our business in Canada);

•

a $4 million net decrease related to our businesses in the Greater China and Southeast Asia region on a constant currency basis, primarily due to the elimination of certain third-party distribution in connection with our repositioning efforts in the region as part of the Asia-Pacific Restructuring Plan, largely during the fourth quarter of Fiscal 2012; and

•	a $3 million net decrease related to our Japanese businesses on a constant currency basis, primarily due to the effect of a business model shift to the retail concessions-based channel.

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

The net increase in Retail net revenues primarily reflects:

•

a $25 million, or 3%, aggregate net increase in consolidated comparable store sales, primarily driven by increases from our North American and European factory stores and our Ralph Lauren e-commerce operations, partially offset by decreases in comparable store sales from our North American and European Ralph Lauren brick and mortar stores and concession shops in Asia. Our consolidated comparable store sales included a net aggregate unfavorable foreign currency effect of approximately $13 million, primarily due to the weakening of the Euro and the South Korean Won against the U.S. Dollar during the second quarter of Fiscal 2013 as compared to the related prior fiscal year period. Excluding the effect of foreign currency, our consolidated comparable store sales increased by 5% during the second quarter of Fiscal 2013 as compared to the second quarter of Fiscal 2012; and

•

a $15 million, or 11%, aggregate net increase in non-comparable store sales driven by a number of new brick and mortar store openings over the past twelve months, as well as our recently launched Ralph Lauren e-commerce sites in Germany and Japan and Club Monaco e-commerce sites in North America, which more than offset the impact of store closings in the Asia-Pacific region due to our network repositioning initiative. This increase is net of an aggregate unfavorable foreign currency effect of approximately $5 million, primarily related to the weakening of the Euro and the South Korean Won against the U.S. Dollar during the second quarter of Fiscal 2013 as compared to the related prior fiscal year period.

Our global brick and mortar average store count declined by 23 stores and concession shops during the second quarter of Fiscal 2013 as compared to the second quarter of Fiscal 2012, reflecting the impact of prior year store closings in the Asia-Pacific region. The following table details our Retail brick and mortar store and e-commerce presence as of September 29, 2012:

September 29, 2012
Brick and Mortar Stores:
Freestanding stores	385
Concession shops	488

Total brick and mortar stores	873

E-commerce Sites:
North American sites(a)	4
European sites(b)	3
Asian site(c)	1

Total e-commerce sites	8

(a)	Servicing the U.S. and Canada.

(b)	Servicing the U.K., France, Belgium, Luxembourg, the Netherlands, Germany and Austria.

(c)	Servicing Japan.

Licensing revenues — The $1 million net decrease in revenues primarily reflects a decline in international licensing revenues, largely due to the discontinuance of certain licensing arrangements.

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

Gross profit increased by $16.7 million, or 1.5%, to $1.095 billion in the second quarter of Fiscal 2013 from $1.079 billion in the second quarter of Fiscal 2012. Gross profit as a percentage of net revenues increased by 220 basis points to 58.8% in the second quarter of Fiscal 2013 from 56.6% in the second quarter of Fiscal 2012, reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period and a favorable product mix across most of our wholesale businesses, which more than offset a less favorable geographic and customer mix driven by our European wholesale business. The improvement in our gross profit margin also reflected the shift in channel mix to a greater Retail concentration. These increases were partially offset by elevated promotional activity across certain of our retail businesses in North America and Asia.

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

Selling, General and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $19.9 million, or 2.8%, to $740.2 million in the second quarter of Fiscal 2013 from $720.3 million in the second quarter of Fiscal 2012. This increase included a net favorable foreign currency effect of approximately $19 million, primarily related to the weakening of the Euro and the South Korean Won against the U.S. Dollar during the second quarter of Fiscal 2013 as compared to the related prior fiscal year period. Excluding the effect of foreign currency, SG&A expenses increased by $38.6 million, or 5.4%. SG&A expenses as a percentage of net revenues increased to 39.8% in the second quarter of Fiscal 2013 from 37.8% in the second quarter of Fiscal 2012. The 200 basis point increase was primarily due to operating deleverage on lower net revenues and an increase in operating expenses to support the growth of our retail business, our new business initiatives, and our repositioning efforts in the Asia-Pacific region. The $19.9 million increase in SG&A expenses was primarily driven by:

•	increased brand-related marketing, advertising and promotional costs of approximately $6 million;

•	higher selling costs of approximately $4 million to support our business growth;

•

higher compensation-related costs of approximately $3 million primarily related to higher salaries associated with the increase in retail sales and increased stock-based compensation costs, partially offset by lower incentive-based compensation costs;

•	severance and lease termination costs of approximately $3 million associated with the suspension of our operations in Argentina; and

•	higher shipping, warehousing and distribution expenses of approximately $3 million to support increased Retail sales.

Amortization of Intangible Assets.    Amortization of intangible assets decreased by $0.7 million, or 9.3%, to $6.8 million in the second quarter of Fiscal 2013 from $7.5 million in the second quarter of Fiscal 2012. This decrease reflected the absence of expense in the current fiscal quarter for certain customer relationship intangible assets that were fully amortized as of the end of Fiscal 2012.

Operating Income.    Operating income declined slightly by $2.5 million, or 0.7%, to $348.3 million in the second quarter of Fiscal 2013 from $350.8 million in the second quarter of Fiscal 2012. Operating income as a percentage of net revenues increased 30 basis points, to 18.7% in the second quarter of Fiscal 2013 from 18.4% in the second quarter of Fiscal 2012. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin, partially offset by the increase in SG&A expenses as a percentage of net revenues, both as previously discussed.

Operating income and margin for our three business segments is provided below:

	Three Months Ended
	September 29, 2012		October 1, 2011
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$232.8	25.5%	$241.9	24.3%	$(9.1)	120 bps
Retail	156.7	17.4%	144.8	16.8%	11.9	60 bps
Licensing	34.9	74.9%	35.5	74.3%	(0.6)	60 bps

	424.4		422.2		2.2
Unallocated corporate expenses	(76.1)		(71.4)		(4.7)

Total operating income	$348.3	18.7%	$350.8	18.4%	$(2.5)	30 bps

Wholesale operating margin increased by 120 basis points, primarily due to higher global gross profit margins reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period and a favorable product mix across most of our wholesale businesses. This increase in Wholesale operating margin was partially offset by an increase in SG&A expenses as a percentage of net revenues, primarily as a result of reduced operating leverage of fixed costs, including rent and occupancy expenses, on lower global Wholesale revenues.

Retail operating margin increased by 60 basis points, primarily due to an improvement in SG&A expenses as a percentage of net revenues as a result of improved operating leverage of fixed costs, including rent and occupancy and compensation-related expenses, on higher North American and European retail revenues, which more than offset additional operating expenses to support the ongoing growth of our international retail businesses, including e-commerce. The overall increase in Retail operating margin was partially offset by lower gross profit margins reflecting elevated promotional activity across certain of our retail businesses in North America and Asia.

Licensing operating margin increased by 60 basis points, primarily as a result of improved operating expense leverage due in part to the discontinuance of certain licensing arrangements, partially offset by lower revenues.

Unallocated corporate expenses increased by $4.7 million, primarily due to expenses related to suspension of our operations in Argentina and increased compensation-related and marketing, advertising and promotional costs.

Foreign Currency Gains (Losses).    The effect of foreign currency exchange rate fluctuations resulted in losses of $0.5 million in the second quarter of Fiscal 2013, compared to related gains of $1.8 million in the second quarter of Fiscal 2012. The year-over-year variance was primarily attributable to higher losses of $3.8 million relating to foreign currency hedge contacts, partially offset by foreign currency gains due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. Dollar when operating results of our foreign subsidiaries are translated to U.S. Dollars.

Interest Expense.    Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, interest related to our capital lease obligations and amortization of certain deferred gains or losses on derivative instruments. Interest expense decreased by $1.0 million, or 15.6%, to $5.4 million in the second quarter of Fiscal 2013 from $6.4 million in the second quarter of Fiscal 2012. The decrease in interest expense was primarily due to favorable foreign currency effects resulting from the weakening of the Euro during the three months ended September 29, 2012 as compared to the three months ended October 1, 2011, which reduced the interest expense related to our Euro Debt during the current fiscal quarter.

Interest and Other Income, net.    Interest and other income, net, decreased by $1.1 million, or 45.8%, to $1.3 million in the second quarter of Fiscal 2013 from $2.4 million in the second quarter of Fiscal 2012. The decrease was principally due to lower rates of interest and lower investment balances associated with our investment portfolio.

Equity in Income (Loss) of Equity-Method Investees.    The equity in losses of equity-method investees of $1.5 million and $1.1 million recognized in the second quarters of Fiscal 2013 and Fiscal 2012, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L., which is accounted for under the equity method of accounting.

Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes increased by $14.5 million, or 12.7%, to $128.5 million in the second quarter of Fiscal 2013 from $114.0 million in the second quarter of Fiscal 2012. The increase in the provision for income taxes was primarily due to the increase in our reported effective tax rate of 480 basis points, to 37.6% for the second quarter of Fiscal 2013 from 32.8% for the second quarter of Fiscal 2012. The higher effective tax rate during the second quarter of Fiscal 2013 was primarily due to the inclusion of a reserve for an interest assessment on a prior year withholding tax, partially offset by a greater proportion of earnings generated in lower-taxed jurisdictions. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to RLC.    Net income declined by $19.8 million, or 8.5%, to $213.7 million in the second quarter of Fiscal 2013 from $233.5 million in the second quarter of Fiscal 2012. The lower net income was primarily driven by the increase in our effective tax rate of 480 basis points and the slight decline in operating income, both as previously discussed.

Net Income per Diluted Share Attributable to RLC.    Net income per diluted share decreased by $0.17, or 6.9%, to $2.29 per share in the second quarter of Fiscal 2013 from $2.46 per share in the second quarter of Fiscal 2012. The decrease in diluted per share results was due to the lower level of net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the second quarter of Fiscal 2013 driven by our share repurchases over the past twelve months.

RESULTS OF OPERATIONS

Six Months Ended September 29, 2012 Compared to Six Months Ended October 1, 2011

The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Six Months Ended
	September 29, 2012	October 1, 2011	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,455.4	$3,431.0	$24.4	0.7%
Cost of goods sold(a)	(1,368.0)	(1,390.9)	22.9	(1.6%)

Gross profit	2,087.4	2,040.1	47.3	2.3%
Gross profit as % of net revenues	60.4%	59.5%		90 bps
Selling, general and administrative expenses(a)	(1,433.6)	(1,392.6)	(41.0)	2.9%
SG&A expenses as % of net revenues	41.5%	40.6%		90 bps
Amortization of intangible assets	(13.5)	(14.6)	1.1	(7.5%)

Operating income	640.3	632.9	7.4	1.2%
Operating income as % of net revenues	18.5%	18.4%		10 bps
Foreign currency gains (losses)	(3.1)	(2.0)	(1.1)	55.0%
Interest expense	(10.9)	(12.5)	1.6	(12.8%)
Interest and other income, net	2.6	6.6	(4.0)	(60.6%)
Equity in income (loss) of equity-method investees	(2.8)	(3.0)	0.2	(6.7%)

Income before provision for income taxes	626.1	622.0	4.1	0.7%
Provision for income taxes	(219.0)	(204.4)	(14.6)	7.1%

Effective tax rate(b)	35.0%	32.9%		210 bps
Net income attributable to RLC	$407.1	$417.6	$(10.5)	(2.5%)

Net income per common share attributable to RLC:
Basic	$4.44	$4.49	$(0.05)	(1.1%)

Diluted	$4.32	$4.35	$(0.03)	(0.7%)

(a)	Includes total depreciation expense of $99.9 million and $96.8 million for the six-month periods ended September 29, 2012 and October 1, 2011, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.

Net Revenues.    Net revenues increased by $24.4 million, or 0.7%, to $3.455 billion for the six months ended September 29, 2012 from $3.431 billion for the six months ended October 1, 2011. The increase was primarily due to higher revenues from our retail businesses, which were partially offset by lower revenues from our wholesale businesses and net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by $101.3 million, or 3.0%.

Net revenues for our three business segments are provided below:

	Six Months Ended
	September 29, 2012	October 1, 2011	$ Change	% Change
		(millions)
Net Revenues:
Wholesale	$1,608.6	$1,668.5	$(59.9)	(3.6%)
Retail	1,758.2	1,674.8	83.4	5.0%
Licensing	88.6	87.7	0.9	1.0%

Total net revenues	$3,455.4	$3,431.0	$24.4	0.7%

Wholesale net revenues — The net decrease primarily reflects:

•

a $56 million net decrease related to our European businesses on a constant currency basis driven by reduced shipments across our core menswear, womenswear and childrenswear product lines due to timing and also reflecting the challenging European retail environment and continued softening in the specialty store business, particularly in Southern Europe. These decreases were partially offset by increased sales from our accessories product lines (including footwear), driven by new product offerings and an increased department store presence;

•

a $43 million net decrease in revenues due to net unfavorable foreign currency effects primarily related to the weakening of the Euro against the U.S. Dollar during the six months ended September 29, 2012, compared to the related prior fiscal year period;

•	a $9 million net decrease related to our Japanese businesses on a constant currency basis, primarily due to the effect of a business model shift to the Retail concessions-based channel; and

•

a $7 million net decrease related to our businesses in the Greater China and Southeast Asia region on a constant currency basis, primarily due to the elimination of certain third-party distribution in connection with our repositioning efforts in the region as part of the Asia-Pacific Restructuring Plan, largely during the fourth quarter of Fiscal 2012.

These decreases were partially offset by:

•

a $54 million net increase related to our businesses in the Americas due in part to incremental Home product revenues related to our assumption of control over the distribution of the previously licensed bedding and bath business on May 1, 2011. The increase was also driven by higher menswear revenues reflecting an increased presence at department store locations (including our business in Canada) and additional product line offerings (including the Denim & Supply Ralph Lauren product line launched during the second quarter of Fiscal 2012), partially offset by declines due to the discontinuance of the majority of the product categories sold under the American Living brand sold to JCPenney.

Retail net revenues — The net increase in Retail net revenues primarily reflects:

•

a $50 million, or 23%, aggregate net increase in non-comparable store sales driven by a number of new brick and mortar store openings over the past twelve months, as well as our recently launched Ralph Lauren e-commerce sites in Germany and Japan and Club Monaco e-commerce sites in North America, which more than offset the impact of store closings in the Asia-Pacific region due to our network repositioning initiative. This increase is net of an aggregate unfavorable foreign currency effect of approximately $6 million, primarily related to the weakening of the Euro and the South Korean Won against the U.S. Dollar during the six months ended September 29, 2012 as compared to the related prior fiscal year period.

Our global brick and mortar average store count declined by 21 stores and concession shops during the six months ended September 29, 2012 as compared to the six months ended October 1, 2011, reflecting the impact of prior year store closings in the Asia-Pacific region. As of September 29, 2012, our store count included 873 brick and mortar stores and 8 e-commerce sites, as further detailed within our quarter-to-date Results of Operations discussion above; and

•

a $33 million, or 2%, aggregate net increase in consolidated comparable store sales, primarily driven by increases from our North American and European factory stores and our Ralph Lauren e-commerce operations, largely offset by decreases in comparable store sales from our North American and European Ralph Lauren brick and mortar stores and concession shops in Asia. Our consolidated comparable store sales included a net aggregate unfavorable foreign currency effect of approximately $27 million, primarily due to the weakening of the Euro and the South Korean Won against the U.S. Dollar during the six months ended September 29, 2012 as compared to the related prior fiscal year period. Excluding the effect of foreign currency, our consolidated comparable store sales increased by 4% during the six months ended September 29, 2012 as compared to the six months ended October 1, 2011.

Licensing revenues — The $1 million net increase in revenues primarily reflects a $2 million increase in product licensing royalties driven by higher apparel and fragrance-related royalties, partially offset by a $1 million decrease in international licensing revenues largely due to the discontinuance of certain licensing arrangements.

Gross Profit.    Gross profit increased by $47.3 million, or 2.3%, to $2.087 billion for the six months ended September 29, 2012 from $2.040 billion for the six months ended October 1, 2011. Gross profit as a percentage of net revenues increased by 90 basis points to 60.4% for the six months ended September 29, 2012 from 59.5% for the six months ended October 1, 2011, reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period across most of our wholesale businesses and a favorable product mix in our North American wholesale business, which more than offset a less favorable geographic and customer mix driven by our European wholesale business. The improvement in our gross profit margin also reflected the shift in channel mix to a greater Retail concentration. These increases were partially offset by elevated promotional activity across certain of our North American retail businesses and sourcing cost pressures across most of our global retail businesses, offset in part by improved gross margins from our retail operations in Asia primarily due to a favorable product mix.

Selling, General and Administrative Expenses.    SG&A expenses increased by $41.0 million, or 2.9%, to $1.434 billion for the six months ended September 29, 2012 from $1.393 billion for the six months ended October 1, 2011. This increase included a net favorable foreign currency effect of approximately $31 million, primarily related to the weakening of the Euro and the South Korean Won against the U.S. Dollar during the six months ended September 29, 2012 as compared to the related prior fiscal year period. Excluding the effect of foreign currency, SG&A expenses increased by $72.0 million, or 5.2%. SG&A expenses as a percentage of net revenues increased to 41.5% in the six months ended September 29, 2012 from 40.6% in the six months ended October 1, 2011. The 90 basis point increase was primarily due to an increase in operating expenses to support the growth in our retail business, our new business initiatives and our repositioning efforts in the Asia-Pacific region, partially offset by operating leverage on higher net revenues. The $41.0 million increase in SG&A expenses was primarily driven by:

•	higher compensation-related costs of approximately $14 million primarily related to higher salaries associated with the increase in retail sales and higher stock-based compensation costs;

•	increased brand-related marketing, advertising and promotional costs of approximately $8 million;

•	higher shipping, warehousing and distribution expenses of approximately $8 million to support increased sales; and

•	higher selling costs of approximately $6 million to support our retail business growth.

Amortization of Intangible Assets.    Amortization of intangible assets decreased by $1.1 million, or 7.5%, to $13.5 million for the six months ended September 29, 2012 from $14.6 million for the six months ended October 1, 2011. This decrease reflected the absence of expense in the current fiscal year-to-date period for certain customer relationship intangible assets that were fully amortized as of the end of Fiscal 2012.

Operating Income.    Operating income increased by $7.4 million, or 1.2%, to $640.3 million for the six months ended September 29, 2012 from $632.9 million for the six months ended October 1, 2011. Operating income as a percentage of net revenues increased 10 basis points, to 18.5% for the six months ended September 29, 2012 from 18.4% for the six months ended October 1, 2011. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin, largely offset by the increase in SG&A expenses as a percentage of net revenues, both as previously discussed.

Operating income and margin for our three business segments is provided below:

	Six Months Ended
	September 29, 2012		October 1, 2011
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$386.4	24.0%	$391.3	23.5%	$(4.9)	50 bps
Retail	336.0	19.1%	317.0	18.9%	19.0	20 bps
Licensing	64.3	72.6%	63.3	72.2%	1.0	40 bps

	786.7		771.6		15.1
Unallocated corporate expenses	(146.4)		(138.7)		(7.7)

Total operating income	$640.3	18.5%	$632.9	18.4%	$7.4	10 bps

Wholesale operating margin increased by 50 basis points, primarily due to increased global gross profit margins reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period across most of our wholesale businesses and a favorable product mix in our North American wholesale businesses, partially offset by a less favorable geographic and customer mix driven by our European business. This increase in Wholesale operating margin was partially offset by an increase in SG&A expenses as a percentage of net revenues, primarily as a result of reduced operating leverage of fixed costs, including rent and occupancy expenses, on lower global Wholesale revenues.

Retail operating margin increased by 20 basis points, primarily due to an improvement in SG&A expenses as a percentage of net revenues as a result of improved operating leverage of fixed costs, including rent and occupancy costs, which more than offset the additional operating expenses incurred to support the ongoing growth of our international retail businesses, including e-commerce. This increase was partially offset by lower overall retail gross margins reflecting elevated promotional activity across certain of our North American retail businesses, as well as sourcing cost pressures across most of our global retail businesses.

Licensing operating margin increased by 40 basis points, primarily as a result of higher revenues.

Unallocated corporate expenses increased by $7.7 million, primarily due to increased compensation-related costs, including stock-based compensation, increased advertising, marketing and promotional costs, and information technology related costs.

Foreign Currency Gains (Losses).    The effect of foreign currency exchange rate fluctuations resulted in losses of $3.1 million for the six months ended September 29, 2012, compared to related losses of $2.0 million for the six months ended October 1, 2011. The year-over-year variance was primarily attributable to higher losses of $2.6 million relating to foreign currency hedge contacts, partially offset by foreign currency gains due to the timing of the settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature). Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. Dollar when operating results of our foreign subsidiaries are translated to U.S. Dollars.

Interest Expense.    Interest expense decreased by $1.6 million, or 12.8%, to $10.9 million for the six months ended September 29, 2012 from $12.5 million for the six months ended October 1, 2011. The decrease in interest expense was primarily due to the favorable foreign currency effects resulting from the weakening of the Euro during the six months ended September 29, 2012 as compared to the six months ended October 1, 2011, which reduced the interest expense related to our Euro Debt during the current fiscal period.

Interest and Other Income, net.    Interest and other income, net, decreased by $4.0 million, or 60.6%, to $2.6 million for the six months ended September 29, 2012 from $6.6 million for the six months ended October 1, 2011. The decrease was principally due to lower rates of interest and lower investment balances associated with our investment portfolio, as well as the inclusion of pre-tax income of approximately $1.0 million in the prior year related to the change in fiscal year of the Company’s Japanese subsidiary to conform to our consolidated fiscal-year basis.

Equity in Income (Loss) of Equity-Method Investees.    The equity in losses of equity-method investees of $2.8 million and $3.0 million for the six months ended September 29, 2012 and October 1, 2011, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L., which is accounted for under the equity method of accounting.

Provision for Income Taxes.    The provision for income taxes increased by $14.6 million, or 7.1%, to $219.0 million for the six months ended September 29, 2012 from $204.4 million for the six months ended October 1, 2011. The increase in the provision for income taxes was primarily due to the increase in our reported effective tax rate of 210 basis points, to 35.0% for the six months ended September 29, 2012 from 32.9% for the six months ended October 1, 2011, as well as the slightly higher overall level of pretax income. The higher effective tax rate for the six months ended September 29, 2012 was primarily due to the inclusion of a reserve for an interest assessment on a prior year withholding tax, partially offset by a greater proportion of earnings generated in lower-taxed jurisdictions. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.

Net Income Attributable to RLC.    Net income declined by $10.5 million, or 2.5%, to $407.1 million for the six months ended September 29, 2012 from $417.6 million for the six months ended October 1, 2011. The lower net income was primarily driven by the increase in our effective tax rate of 210 basis points, partially offset by the $7.4 million increase in operating income, both as previously discussed.

Net Income per Diluted Share Attributable to RLC.    Net income per diluted share declined by $0.03, or 0.7%, to $4.32 per share for the six months ended September 29, 2012 from $4.35 per share for the six months ended October 1, 2011. The decline in diluted per share results was due to the lower level of net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the six months ended September 29, 2012 driven by our share repurchases over the last twelve months.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

	September 29, 2012	March 31, 2012	$ Change
	(millions)
Cash and cash equivalents	$543.7	$671.6	$(127.9)
Short-term investments	469.1	515.7	(46.6)
Non-current investments	84.9	99.9	(15.0)
Long-term debt	(265.8)	(274.4)	8.6

Net cash and investments(a)	$831.9	$1,012.8	$(180.9)

Equity	$3,736.4	$3,652.5	$83.9

(a)	“Net cash and investments” is defined as cash and cash equivalents plus short-term and non-current investments, less total debt.

The decrease in our net cash and investments position at September 29, 2012 as compared to March 31, 2012 was primarily due to our use of cash to support treasury stock repurchases, capital expenditures and dividend payments, partially offset by our operating cash flows during the six months ended September 29, 2012. Particularly, during the six months ended September 29, 2012, we used $346.7 million to repurchase 2.4 million shares of Class A common stock, including shares surrendered for tax withholdings, spent $117.3 million for capital expenditures, and made cash dividend payments of $55.0 million.

The increase in equity was primarily attributable to our net income and equity issuances made pursuant to stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the six months ended September 29, 2012.

Cash Flows

	Six Months Ended
	September 29, 2012	October 1, 2011	$ Change
		(millions)
Net cash provided by operating activities	$306.7	$283.5	$23.2
Net cash used in investing activities	(81.6)	(12.6)	(69.0)
Net cash used in financing activities	(353.5)	(316.1)	(37.4)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)	0.6

Net decrease in cash and cash equivalents	$(127.9)	$(45.3)	$(82.6)

Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $306.7 million during the six months ended September 29, 2012, as compared to $283.5 million during the six months ended October 1, 2011. This net increase in operating cash flow was primarily driven by:

•	an increase related to accounts receivable primarily due to higher cash collections during the six months ended September 29, 2012;

•	an increase related to inventories primarily attributable to the timing of inventory receipts; and

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash items.

The above increases in operating cash flow were partially offset by:

•	a decrease related to income taxes due to the timing of income tax payments.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.

Net Cash Used in Investing Activities.    Net cash used in investing activities was $81.6 million during the six months ended September 29, 2012, as compared to $12.6 million during the six months ended October 1, 2011. The net increase in cash used in investing activities was primarily driven by:

•

a decrease in proceeds from sales and maturities of investments, less cash used to purchase investments. During the six months ended September 29, 2012, we received $647.6 million of proceeds from sales and maturities of investments and used $609.1 million to purchase investments. On a comparative basis, during the six months ended October 1, 2011, we received $880.3 million of proceeds from sales and maturities of investments and used $792.9 million to purchase investments; and

•	an increase in cash used in connection with capital expenditures. During the six months ended September 29, 2012, we spent $117.3 million for capital expenditures as compared to $92.4 million during the six months ended October 1, 2011. Our capital expenditures were primarily associated with global retail store expansion, store renovations, investments in our facilities and enhancements to our global information technology systems.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $353.5 million during the six months ended September 29, 2012, as compared to $316.1 million during the six months ended October 1, 2011. The increase in net cash used in financing activities was primarily driven by:

•

a decrease in net proceeds from credit facilities. During the six months ended October 1, 2011, we borrowed $100 million under our Global Credit Facility and also borrowed and subsequently repaid $7.7 million under our Prior Chinese Credit Facility (as defined within Liquidity below). There were no borrowings or repayments under any of our credit facilities during the six months ended September 29, 2012; and

•

an increase in cash used to pay dividends. During the six months ended September 29, 2012, we used $55.0 million to pay dividends as compared to $37.4 million during the six months ended October 1, 2011.

These increases in cash used in financing activities were partially offset by:

•

a decrease in cash used in connection with repurchases of our Class A common stock. During the six months ended September 29, 2012, 2.0 million shares of Class A common stock at a cost of $300.0 million were repurchased pursuant to our common stock repurchase program and 0.4 million shares of Class A common stock at a cost of $46.7 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”), and our 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”). On a comparative basis, during the six months ended October 1, 2011, 3.2 million shares of Class A common stock at a cost of $393.5 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered or withheld for taxes.

Liquidity

Our primary sources of liquidity are the cash flows generated from our operations, the $500 million of availability under our Global Credit Facility (as defined below), our available cash and cash equivalents and short-term investments (most of which is considered permanently reinvested outside the U.S.), our other investments, and our other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-within-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment/repurchase, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash, as well as our ability to access capital markets, will be sufficient to support our operating, capital and debt service requirements for the foreseeable future, including the ongoing development of our recently acquired businesses and our plans for further business expansion.

As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit borrowings outstanding under our Global Credit Facility as of September 29, 2012. As discussed further below, we may elect to draw on our Global Credit Facility or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business or macroeconomic development, as well as for other general corporate business purposes. We believe that our Global Credit Facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of September 29, 2012, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 16%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility in the event of our election to draw funds in the foreseeable future.

Common Stock Repurchase Program

On August 9, 2012, our Board of Directors approved an expansion of our existing stock repurchase program that will allow us to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.

During the six months ended September 29, 2012, we repurchased 2.0 million shares of Class A common stock at a cost of $300.0 million under our share repurchase program. The remaining availability under our common stock repurchase program was approximately $777 million as of September 29, 2012. In addition, during the six months ended September 29, 2012, 0.4 million shares of Class A common stock at a cost of $46.7 million were surrendered to, or withheld by, us in satisfaction of taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.

Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.

Dividends

Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On May 21, 2012, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.20 per share to $0.40 per share. The second quarter Fiscal 2013 dividend of $0.40 per share was declared on September 17, 2012, was payable to stockholders of record at the close of business on September 28, 2012, and was paid on October 12, 2012. Dividends paid amounted to $55.0 million during the six months ended September 29, 2012 and $37.4 million during the six months ended October 1, 2011.

We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition and other factors that the Board of Directors may deem relevant.

Debt and Covenant Compliance

Euro Debt

As of September 29, 2012, we had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). We have the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. We also have the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control, each holder of the Euro Debt has the option to require us to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict our ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.

As of September 29, 2012, the carrying value of our Euro Debt was $265.8 million, compared to $274.4 million as of March 31, 2012.

Revolving Credit Facilities

Global Credit Facility

We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, also used to support the issuance of letters of credit (the “Global Credit Facility”). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars and Japanese Yen. We have the ability to expand the borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of September 29, 2012, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $14.3 million of outstanding letters of credit.

The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of September 29, 2012, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.

Chinese Credit Facility

On April 11, 2012, Ralph Lauren Trading (Shanghai) Co., Ltd., one of our subsidiaries, entered into a new uncommitted credit facility with JPMorgan Chase Bank (China) Company Limited, Shanghai Branch (the “Bank”) that provides for a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 10, 2013 (the “Chinese Credit Facility”). The Chinese Credit Facility replaced our previous credit facility, which provided for a revolving line of credit of up to 70 million Chinese Renminbi (approximately $11 million) (the “Prior Chinese Credit Facility”). Consistent with the Prior Chinese Credit Facility, the Chinese Credit Facility will be used to fund general working capital needs of our operations in China. The Chinese Credit Facility may also be used to support bank guarantees. As of September 29, 2012, there were no borrowings outstanding under the Chinese Credit Facility.

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

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon evaluation of their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 29, 2012. However, we do have in aggregate approximately $16 million of derivative instruments in net asset positions placed across three creditworthy financial institutions.

Foreign Currency Risk Management

We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. See Note 11 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of September 29, 2012.

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

Interest Rate Risk Management

During the first quarter of Fiscal 2011, we entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate our exposure to changes in the fair value of our Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on our Euro Debt for a variable interest rate. On April 11, 2011, we terminated the interest rate swap agreement at a loss of $7.6 million. This loss was recorded as an adjustment to the carrying value of our Euro Debt and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During each of the three-month and six-month periods ended September 29, 2012 and October 1, 2011, $0.7 million and $1.5 million, respectively, of this loss was recognized as interest expense within our consolidated statements of operations.

As of September 29, 2012, there have been no other significant changes in our interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.

See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our interest rate and foreign currency exposures, and the types of derivative instruments used to hedge those exposures.

Investment Risk Management

As of September 29, 2012, we had cash and cash equivalents on-hand of $543.7 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. Our other significant investments included $469.1 million of short-term investments, primarily in time deposits, government bonds, corporate bonds and variable rate municipal securities with original maturities greater than 90 days; $39.8 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $82.6 million of investments with maturities greater than one year; and $2.3 million of auction rate securities issued through a municipality.

We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. As of September 29, 2012, we do not hold any investments in sovereign debt securities issued by Greece, Ireland, Portugal, Spain or Italy. See Note 11 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of September 29, 2012.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2012 10-K. Our estimates are often based on complex judgments, probabilities and assumptions that our management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Fiscal 2012 10-K. The following discussion is only intended to update our critical accounting policies for any significant changes in policy implemented during the six months ended September 29, 2012.

There have been no significant changes in the application of our critical accounting policies since March 31, 2012.

Goodwill Impairment Assessment

We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2013, using a qualitative approach as permitted under Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment.” In performing the assessment, we identified and considered the significance of relevant key factors, events and circumstances that affected the fair value and/or carrying amounts of our reporting units. These factors included external factors such as macroeconomic, industry and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. Based on the results of the impairment assessment performed as of July 1, 2012, we concluded that the fair values of our reporting units significantly exceeded their respective carrying values and there are no reporting units at risk of impairment.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of September 29, 2012. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 29, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Global Operating and Financial Reporting System Implementation

We are in the process of implementing a new global operating and financial reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During the second quarter of Fiscal 2013, we continued to develop and enhance those operational and financial systems previously transitioned to the new global operating and financial reporting system. The next phase of this implementation effort involves the migration of certain core areas of our domestic business to the new system, including customer order-to-cash settlement and global merchandise procurement to payment processing, in fiscal year 2014. As the phased implementation of this new system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes in internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Wathne Imports Litigation

On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), Ralph Lauren’s then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against our Company and Mr. Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud and negligent misrepresentation. The complaint sought, among other relief, injunctive relief, compensatory damages in excess of $250 million and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne’s motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims. Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted the Company’s summary judgment motion to dismiss most of the claims against our Company, and denied Wathne’s cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court’s ruling. We subsequently made a motion to exclude Wathne’s proposed expert’s damages report and, on January 23, 2012, the Court granted our motion. Wathne appealed the ruling to the Appellate Division and, on October 18, 2012, the Appellate Division reversed the order of the lower Court. At this time, a trial date has not yet been scheduled. We intend to continue to contest the claims in this lawsuit vigorously. Management does not expect that the ultimate resolution of this matter will have a material adverse effect on our consolidated financial statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of the Company’s Class A common stock during the fiscal quarter ended September 29, 2012:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
					(millions)
July 1, 2012 to July 28, 2012	—		$—	—	$277
July 29, 2012 to August 25, 2012	1,839	(1)	148.48	—	777	(2)
August 26, 2012 to September 29, 2012	—		—	—	777

	1,839			—

(1)	Represents shares surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan.

(2)

On August 9, 2012, the Company’s Board of Directors approved an expansion of the Company’s existing common stock repurchase program that will allow it to repurchase up to an additional $500 million of Class A common stock.

Item 5.    Other Information

(a)	Discontinuance of Rugby

Subsequent to the end of the second quarter of Fiscal 2013, on October 30, 2012, the Company approved a plan to discontinue its Rugby brand operations. The information required to be disclosed under this item is set forth in Note 17 to the accompanying unaudited interim consolidated financial statements and in the Overview section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.    Exhibits.

10.1	Employment Agreement, made effective as of September 24, 2012, between Ralph Lauren Corporation and Christopher H. Peterson.

10.2	Separation Agreement, made effective as of July 30, 2012, between Ralph Lauren Corporation and Tracey T. Travis.

31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).

31.2	Certification of Christopher H. Peterson, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).

32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Christopher H. Peterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 29, 2012 and March 31, 2012, (ii) the Consolidated Statements of Operations for the three-month and six-month periods ended September 29, 2012 and October 1, 2011, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended September 29, 2012 and October 1, 2011, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended September 29, 2012 and October 1, 2011 and (v) the Notes to Consolidated Financial Statements.

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

RALPH LAUREN CORPORATION

By:	/S/ CHRISTOPHER H. PETERSON
Christopher H. Peterson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 2, 2012