Form 10-Q
period 2012-12-29
RALPH LAUREN CORP
filed 2013-02-06
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At February 1, 2013, 60,834,980 shares of the registrant’s Class A common stock, $.01 par value, and 29,881,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

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
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 29, 2012	March 31, 2012
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$999.1	$671.6
Short-term investments	313.2	515.7
Accounts receivable, net of allowances of $263.6 million and $262.7 million	383.9	547.2
Inventories	981.1	841.6
Income tax receivable	18.9	17.2
Deferred tax assets	125.9	125.6
Prepaid expenses and other	179.9	181.0
Total current assets	3,002.0	2,899.9
Non-current investments	89.0	99.9
Property and equipment, net	926.4	884.1
Deferred tax assets	16.2	39.8
Goodwill	993.1	1,004.0
Intangible assets, net	339.8	359.0
Other assets	122.7	129.7
Total assets	$5,489.2	$5,416.4
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$274.1	$—
Accounts payable	146.2	180.6
Income tax payable	89.3	71.9
Accrued expenses and other	682.0	693.7
Total current liabilities	1,191.6	946.2
Long-term debt	—	274.4
Non-current liability for unrecognized tax benefits	155.6	168.0
Other non-current liabilities	372.3	375.3
Commitments and contingencies (Note 14)
Total liabilities	1,719.5	1,763.9
Equity:
Class A common stock, par value $.01 per share; 93.4 million and 91.1 million shares issued; 60.8 million and 61.9 million shares outstanding	0.9	0.9
Class B common stock, par value $.01 per share; 29.9 million and 30.8 million shares issued and outstanding	0.3	0.3
Additional paid-in-capital	1,760.2	1,624.0
Retained earnings	4,555.9	4,042.4
Treasury stock, Class A, at cost (32.6 million and 29.2 million shares)	(2,708.4)	(2,211.7)
Accumulated other comprehensive income	160.8	196.6
Total equity	3,769.7	3,652.5
Total liabilities and equity	$5,489.2	$5,416.4

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions, except per share data) (unaudited)
Net sales	$1,795.9	$1,756.0	$5,162.7	$5,099.3
Licensing revenue	50.2	49.6	138.8	137.3
Net revenues	1,846.1	1,805.6	5,301.5	5,236.6
Cost of goods sold(a)	(752.0)	(774.0)	(2,120.0)	(2,164.9)
Gross profit	1,094.1	1,031.6	3,181.5	3,071.7
Other costs and expenses:
Selling, general and administrative expenses(a)	(768.9)	(750.7)	(2,200.7)	(2,142.4)
Amortization of intangible assets	(6.8)	(7.2)	(20.3)	(21.8)
Impairment of assets	(11.4)	(2.0)	(12.4)	(2.2)
Restructuring charges	(2.6)	(1.6)	(3.4)	(2.3)
Total other costs and expenses	(789.7)	(761.5)	(2,236.8)	(2,168.7)
Operating income	304.4	270.1	944.7	903.0
Foreign currency gains (losses)	(3.9)	(2.2)	(7.0)	(4.2)
Interest expense	(5.6)	(6.3)	(16.5)	(18.8)
Interest and other income, net	1.5	2.7	4.1	9.3
Equity in income (loss) of equity-method investees	(1.8)	(2.2)	(4.6)	(5.2)
Income before provision for income taxes	294.6	262.1	920.7	884.1
Provision for income taxes	(78.9)	(93.1)	(297.9)	(297.5)
Net income attributable to RLC	$215.7	$169.0	$622.8	$586.6
Net income per common share attributable to RLC:
Basic	$2.37	$1.83	$6.80	$6.32
Diluted	$2.31	$1.78	$6.63	$6.14
Weighted average common shares outstanding:
Basic	91.1	92.2	91.6	92.8
Diluted	93.3	94.9	93.9	95.6
Dividends declared per share	$0.40	$0.20	$1.20	$0.60
(a) Includes total depreciation expense of:	$(53.8)	$(49.6)	$(153.7)	$(146.4)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions) (unaudited)
Net income attributable to RLC	$215.7	$169.0	$622.8	$586.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(25.0)	(52.1)	(24.1)	(45.4)
Net realized and unrealized gains (losses) on derivatives	(11.2)	11.8	(14.5)	37.2
Net realized and unrealized gains (losses) on available-for-sale investments	—	—	3.6	(0.1)
Net realized and unrealized gains (losses) on defined benefit plans	(0.5)	(0.4)	(0.8)	(0.8)
Other comprehensive income, net of tax	(36.7)	(40.7)	(35.8)	(9.1)
Total comprehensive income attributable to RLC	$179.0	$128.3	$587.0	$577.5

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 29, 2012	December 31, 2011
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$622.8	$586.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	174.0	168.2
Deferred income tax expense (benefit)	(23.2)	(21.5)
Equity in loss of equity-method investees, net of dividends received	4.6	5.2
Non-cash stock-based compensation expense	65.1	55.2
Excess tax benefits from stock-based compensation arrangements	(32.9)	(25.5)
Other non-cash charges (benefits), net	11.7	5.9
Changes in operating assets and liabilities:
Accounts receivable	166.1	(8.6)
Inventories	(138.0)	(203.1)
Accounts payable and accrued liabilities	(2.0)	0.5
Income tax receivables and payables	37.3	208.0
Deferred income	(21.8)	(12.0)
Other balance sheet changes	33.6	25.3
Net cash provided by operating activities	897.3	784.2
Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(18.0)	(10.1)
Purchases of investments	(751.9)	(1,070.0)
Proceeds from sales and maturities of investments	950.7	1,248.4
Capital expenditures	(195.0)	(160.1)
Change in restricted cash deposits	7.0	1.0
Net cash provided by (used in) investing activities	(7.2)	9.2
Cash flows from financing activities:
Proceeds from credit facilities	—	107.7
Repayments of borrowings on credit facilities	—	(107.7)
Payments of capital lease obligations	(7.6)	(5.6)
Payments of dividends	(127.8)	(55.8)
Repurchases of common stock, including shares surrendered for tax withholdings	(496.7)	(419.4)
Proceeds from exercise of stock options	38.2	41.6
Excess tax benefits from stock-based compensation arrangements	32.9	25.5
Payment on interest rate swap termination	—	(7.6)
Other financing activities	(1.5)	0.2
Net cash used in financing activities	(562.5)	(421.1)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(9.5)
Net increase in cash and cash equivalents	327.5	362.8
Cash and cash equivalents at beginning of period	671.6	453.0
Cash and cash equivalents at end of period	$999.1	$815.8

See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business
Ralph Lauren Corporation (“RLC”) is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories (including footwear), fragrances and home furnishings. RLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. RLC’s brand names include Polo Ralph Lauren, Purple Label, Ralph Lauren Women’s Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX Ralph Lauren, Denim & Supply Ralph Lauren, Rugby, Ralph Lauren, Ralph Lauren Childrenswear, Chaps and Club Monaco, among others. RLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our” and “ourselves,” unless the context indicates otherwise.
On October 30, 2012, the Company approved a plan to discontinue its Rugby brand operations (the “Rugby Closure Plan”). This decision was primarily based on the results of an analysis of the brand concept, including an opportunity for the Company to reallocate resources related to these operations to support other high growth business opportunities and initiatives. The Rugby Closure Plan will result in the closure of all of the Company’s 14 global freestanding retail Rugby stores, and its related domestic retail e-commerce site, located at Rugby.com. The Rugby Closure Plan is expected to be substantially completed by the end of fiscal year 2013. It will also result in a related reduction in workforce. See Notes 8 and 9 for a description of impairment and restructuring charges associated with the Rugby Closure Plan.
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

Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2013 will end on March 30, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal year 2012 ended on March 31, 2012 and also reflected a 52-week period (“Fiscal 2012”). Accordingly, the third quarter of Fiscal 2013 ended on December 29, 2012 and was a 13-week period. The third quarter of Fiscal 2012 ended on December 31, 2011 and was also a 13-week period.
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
Seasonality of Business
The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales generated in its second and fourth quarters and higher retail sales generated in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income and cash flows in any fiscal quarter may be influenced by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company’s operating results and cash flows for the three-month and nine-month periods ended December 29, 2012 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2013.

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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations. Shipping costs were $9.9 million and $27.1 million during the three-month and nine-month periods ended December 29, 2012, respectively, and $8.3 million and $26.6 million during the three-month and nine-month periods ended December 31, 2011, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing and order charges (“handling costs”) are also included in SG&A expenses. Handling costs were $36.4 million and $110.6 million during the three-month and nine-month periods ended December 29, 2012, respectively, and $36.4 million and $104.9 million during the three-month and nine-month periods ended December 31, 2011, respectively. Shipping and handling costs billed to customers are included in revenue.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to those shares used in calculating diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Basic	91.1	92.2	91.6	92.8
Dilutive effect of stock options, restricted stock and restricted stock units	2.2	2.7	2.3	2.8
Diluted shares	93.3	94.9	93.9	95.6
Options to purchase shares of common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding restricted stock units that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (a) are satisfied as of the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 29, 2012 and December 31, 2011, there was an aggregate of approximately 1.1 million and 0.8 million, respectively, of additional shares issuable as of the end of each period upon the exercise of anti-dilutive options and the contingent vesting of performance-based restricted stock units that were excluded from the diluted share calculations.
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

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns and operational chargebacks is presented below:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Beginning reserve balance	$251.1	$231.0	$246.7	$213.2
Amount charged against revenue to increase reserve	179.4	162.1	508.7	444.2
Amount credited against customer accounts to decrease reserve	(184.0)	(162.7)	(507.4)	(424.4)
Foreign currency translation	0.1	(4.5)	(1.4)	(7.1)
Ending reserve balance	$246.6	$225.9	$246.6	$225.9
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions, among other factors.
A rollforward of the activity in the Company’s allowance for doubtful accounts is presented below:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Beginning reserve balance	$16.5	$17.2	$16.0	$17.7
Amount recorded to expense to increase reserve(a)	1.0	1.1	2.8	2.0
Amount written off against customer accounts to decrease reserve	(0.6)	(1.2)	(1.7)	(2.3)
Foreign currency translation	0.1	(0.5)	(0.1)	(0.8)
Ending reserve balance	$17.0	$16.6	$17.0	$16.6

(a)	Amounts recorded to bad debt expense are included within SG&A expenses in the unaudited interim consolidated statements of operations.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores across North America, Europe, Asia and South America, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In the Company’s wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. For Fiscal 2012, these customers in the aggregate contributed approximately 40% of all Wholesale revenues. Further, as of December 29, 2012, the Company’s three key wholesale customers represented approximately 30% of gross accounts receivable.
Derivative Financial Instruments
The Company records all derivative financial instruments on the consolidated balance sheets at fair value. In addition, for derivative instruments that qualify for hedge accounting, the effective portion of changes in their fair value is either (a) offset against the changes in fair value of the hedged assets, liabilities or firm commitments through earnings or (b) recognized in equity as a component of accumulated other comprehensive income (loss) (“AOCI”) until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively.

Each derivative instrument entered into by the Company which qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative that is designated as a hedge, the Company formally documents the related risk management objective and strategy, including the identification of the hedging instrument, the hedged item and the risk exposure, as well as how hedge effectiveness will be assessed prospectively and retrospectively. To assess the effectiveness of derivative instruments that are designated as hedges, the Company uses non-statistical methods, including the dollar-offset method, which compare the change in the fair value of the derivative to the change in the fair value or cash flows of the hedged item. The extent to which a hedging instrument has been and is expected to continue to be effective at achieving offsetting changes in fair value or cash flows is assessed and documented by the Company on at least a quarterly basis.
To the extent that a derivative contract designated as a cash flow hedge is not considered to be effective, any changes in fair value relating to the ineffective portion are immediately recognized in earnings within foreign currency gains (losses). If it is determined that a derivative has not been highly effective, and will continue not to be highly effective at hedging the designated exposure, hedge accounting is discontinued. If hedge accounting is discontinued, the change in fair value of the derivative previously recorded in AOCI is recognized when the hedged item affects earnings consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring in which case the accumulated amount is immediately recognized in earnings within foreign currency gains (losses).
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

Hedge of a Net Investment in a Foreign Operation
Changes in the fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment to the extent it is effective as a hedge. In assessing the effectiveness of a non-derivative financial instrument that has been designated as a hedge of a net investment, the Company uses the spot rate method of accounting to value foreign currency exchange rate changes in both its foreign subsidiaries and the financial instrument. If the notional amount of the financial instrument designated as a hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness is recognized immediately in earnings within foreign currency gains (losses). To the extent the financial instrument remains effective, changes in its value are recorded in equity as a component of AOCI until the sale or liquidation of the hedged net investment.
Undesignated Hedges
All of the Company’s undesignated hedges are entered into to hedge specific economic risks, such as foreign currency exchange rate risk. Changes in the fair value of undesignated derivative instruments are immediately recognized in earnings within foreign currency gains (losses).
See Note 13 for further discussion of the Company’s derivative financial instruments.
For a summary of all of the Company’s significant accounting policies, refer to Note 3 to the audited consolidated financial statements included in the Company’s Fiscal 2012 10-K.

4.	Recently Issued Accounting Standards
Indefinite-Lived Intangible Assets Impairment Testing
In July 2012, the Financial Accounting Standards Board (“FASB”) issued revised guidance surrounding testing indefinite-lived intangible assets for impairment as Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 simplifies the testing of indefinite-lived intangible assets for impairment by providing entities with the option of performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The results of such assessment may be used as a basis for determining whether it is necessary to perform the quantitative impairment test required under Accounting Standards Codification (“ASC”) topic 350, “Intangibles — Goodwill and Other” (“ASC 350”). ASU 2012-02 is effective for the Company's annual indefinite-lived intangible assets impairment assessment beginning in Fiscal 2014. The application of ASU 2012-02 is not expected to have an impact on the Company's consolidated financial statements.
Disclosure of Offsetting Assets and Liabilities
In December 2011, the FASB issued new, expanded disclosure requirements for financial instruments surrounding an entity’s rights of offset and related counterparty arrangements as ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of both “gross” and “net” information for recognized financial instruments (including derivatives) that are (i) eligible for offset and presented “net” in the balance sheet or (ii) subject to enforceable master netting agreements, irrespective of whether an entity actually offsets and “net presents” such instruments in the balance sheet. ASU 2011-11 also requires disclosure of any collateral received or posted in connection with master netting agreements or similar arrangements. ASU 2011-11 requires retrospective application, and is effective for the Company as of the beginning of Fiscal 2014. The application of ASU 2011-11 is expected to expand the Company’s quarterly and annual financial instrument disclosures, but will not have an impact on its consolidated financial statements.
Goodwill Impairment Testing
In September 2011, the FASB issued revised guidance for goodwill impairment testing as ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies goodwill impairment testing by providing entities with the option of performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The results of such assessment may be used as a basis for determining whether it is necessary to perform the two-step quantitative impairment test required under ASC 350. ASU 2011-08 is effective for the Company’s Fiscal 2013 annual goodwill impairment testing, which was performed during the second fiscal quarter using the qualitative assessment approach prescribed by the standard. The application of ASU 2011-08 did not have an impact on the Company’s consolidated financial statements.

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
Proposed Amendments to Current Accounting Standards
The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In August 2010, the FASB issued an exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC topic 840, “Leases.” Under the Exposure Draft, among other changes in practice, a lessee’s rights and obligations under all leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Subsequent to the end of the related comment period, the FASB made several amendments to the Exposure Draft, including (i) revising the definition of the “lease term” to include the non-cancelable lease term plus only those option periods for which there is significant economic incentive for the lessee to extend or not terminate the lease; (ii) redefining the initial lease liability to be recorded on the Company’s balance sheet to contemplate only those variable lease payments that are in substance “fixed”; and (iii) developing a principle to determine whether lease expense will be recognized on a straight-line or accelerated basis, which considers the nature of the underlying leased asset. The FASB continues to deliberate these and other lease-related matters and currently plans to issue a revised exposure draft for comment in the first half of 2013. If effective as currently planned, this proposed standard will likely have a significant impact on the Company’s consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable at this time to determine the impact this proposed change in accounting will have on its consolidated financial statements.

5.	Inventories
Inventories consist of the following:

	December 29, 2012	March 31, 2012	December 31, 2011
	(millions)
Raw materials	$4.5	$5.1	$6.8
Work-in-process	2.1	1.1	0.8
Finished goods	974.5	835.4	887.1
Total inventories	$981.1	$841.6	$894.7

6.	Property and Equipment
Property and equipment, net, consists of the following:

	December 29, 2012	March 31, 2012
	(millions)
Land and improvements	$9.9	$9.9
Buildings and improvements	114.5	115.9
Furniture and fixtures	615.6	561.8
Machinery and equipment	182.4	157.4
Capitalized software	245.7	213.6
Leasehold improvements	962.2	915.0
Construction in progress	108.7	84.9
	2,239.0	2,058.5
Less: accumulated depreciation	(1,312.6)	(1,174.4)
Property and equipment, net	$926.4	$884.1

7.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	December 29, 2012	March 31, 2012
	(millions)
Accrued operating expenses	$189.5	$175.7
Accrued payroll and benefits	158.3	227.7
Accrued inventory	151.5	108.0
Accrued capital expenditures	56.5	45.4
Deferred income	43.9	50.3
Other taxes payable	65.8	47.1
Other accrued expenses and current liabilities	16.5	39.5
Total accrued expenses and other current liabilities	$682.0	$693.7

8.	Impairments of Assets
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
During the nine months ended December 29, 2012, the Company recorded non-cash impairment charges of $12.4 million, primarily to reduce the carrying value of certain long-lived assets related to its 14 global freestanding retail Rugby stores to their estimated fair values in connection with the expected closure of all of such stores by the end of Fiscal 2013.
During the nine months ended December 31, 2011, the Company recorded non-cash impairment charges of $2.2 million, primarily to reduce the carrying value of the long-lived assets of certain underperforming European retail stores to their estimated fair values.

9.	Restructuring
The Company has recorded restructuring liabilities in recent years relating to various business growth and cost-savings initiatives. A description of the nature of significant non-acquisition-related restructuring activities and related costs is presented below.
Fiscal 2013 Restructuring
Rugby Closure Plan
During the third quarter of Fiscal 2013, the Company initiated a plan to discontinue our Rugby brand operations (the "Rugby Closure Plan" or the "Plan"). This decision was primarily based on the results of an analysis of the brand concept including an opportunity to reallocate resources related to these operations to support other high growth business opportunities and initiatives. The Rugby Closure Plan will result in the closure of all of the Company’s 14 global freestanding retail Rugby stores (certain of which will be converted to other Ralph Lauren brand concepts) and its related domestic retail e-commerce site, located at Rugby.com, expected to occur by the end of Fiscal 2013. The Rugby Closure Plan also includes a related reduction in workforce of approximately 190 employees.
In connection with the Rugby Closure Plan, during the third quarter of Fiscal 2013, the Company recorded restructuring charges of $1.6 million related to employee severance and benefit costs, which are largely expected to be paid by the end of Fiscal 2013. The Company expects to record additional restructuring costs related to the Plan of approximately $10 million during the fourth quarter of Fiscal 2013, primarily related to lease termination and store closing costs.
Other Restructuring Charges
In addition to the restructuring charges incurred in connection with the Rugby Closure Plan as discussed above, the Company recorded $1.8 million of other net restructuring charges during the nine months ended December 29, 2012, which included $3.0 million of severance and lease termination costs associated with the suspension of the Company's operations in Argentina and $1.4 million of severance costs primarily associated with the Company's corporate operations, partially offset by $2.6 million of reversals of reserves deemed no longer necessary in connection with the Company's Fiscal 2012 restructuring plan in the Asia-Pacific region, discussed below.
Fiscal 2012 Restructuring
During the nine months ended December 31, 2011, the Company recognized net restructuring charges of $2.3 million principally related to costs associated with the closure of certain retail stores and concession shops in connection with the Company's restructuring plan in the Asia-Pacific region.

10.	Income Taxes
Uncertain Income Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and nine-month periods ended December 29, 2012 and December 31, 2011 is presented below:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Unrecognized tax benefits beginning balance	$129.5	$124.8	$129.0	$125.0
Additions related to current period tax positions	0.7	0.7	2.3	2.6
Additions related to prior period tax positions	7.5	3.1	9.1	3.3
Reductions related to prior period tax positions	(23.7)	(0.3)	(25.2)	(1.0)
Reductions related to settlements with taxing authorities	(10.4)	—	(10.4)	—
Additions (reductions) related to foreign currency translation	1.1	(2.3)	(0.1)	(3.9)
Unrecognized tax benefits ending balance	$104.7	$126.0	$104.7	$126.0

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and nine-month periods ended December 29, 2012 and December 31, 2011 is presented below:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012		December 31, 2011
	(millions)
Accrued interest and penalties beginning balance	$57.0	$35.4	$39.0		$31.4
Net additions charged to expense	1.6	1.8	21.6	(a)	5.9
Reductions related to prior period tax positions	(7.2)	—	(9.3)		—
Reductions related to settlements with taxing authorities	(1.2)	—	(1.2)		—
Additions (reductions) related to foreign currency translation	0.7	(0.4)	0.8		(0.5)
Accrued interest and penalties ending balance	$50.9	$36.8	$50.9		$36.8

(a)
Includes a reserve of $16.8 million for an interest assessment on a prior year withholding tax. No underlying tax exposure exists. The interest assessed was not material to the Company’s consolidated financial statements in any prior or current fiscal period, and is not expected to be material for the full Fiscal 2013.

The total amount of unrecognized tax benefits, including interest and penalties, was $155.6 million as of December 29, 2012 and $168.0 million as of March 31, 2012, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $118.3 million as of December 29, 2012.
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

During the third quarter of Fiscal 2013, the Company reached a settlement agreement with respect to a tax examination for the taxable years ended March 29, 2008 through April 3, 2010. In connection with this agreement, the Company recognized a tax benefit of $15.4 million during the third quarter of Fiscal 2013. The Company's unrecognized tax benefits declined by approximately $33.7 million, excluding interest and penalties, as a result of this settlement during the third quarter of Fiscal 2013.
The Company files tax returns in the U.S. federal and various state, local and foreign jurisdictions. With few exceptions for those tax returns, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2004.

11.	Debt
Euro Debt
As of December 29, 2012, the Company had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.
As of December 29, 2012, the carrying value of the Euro Debt was $274.1 million classified as current portion of long-term debt on the Company's consolidated balance sheets, compared to $274.4 million as of March 31, 2012 classified as long-term debt.
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
As of December 29, 2012, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $13.9 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of December 29, 2012, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.

Pan-Asia Credit Facilities
During Fiscal 2013, certain of the Company's subsidiaries in Asia entered into uncommitted credit facilities with regional branches of JPMorgan Chase (the “Banks”) in China, Malaysia, South Korea and Taiwan (the “Pan-Asia Credit Facilities”). These credit facilities will be used to fund general working capital and corporate needs of the Company's operations in the respective regions. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the Company and are determined at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants.
The key terms of the Pan-Asia Credit Facilities are as follows:

•
Chinese Credit Facility - During the first quarter of Fiscal 2013, Ralph Lauren Trading (Shanghai) Co., Ltd. entered into a new facility that provides for a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 10, 2013. The Chinese Credit Facility may also be used to support bank guarantees. Borrowings bear interest at either (i) at least 95% of the short-term interest rate published by the People's Bank of China or (ii) a rate based on the Bank's cost of funds, as determined by JPMorgan Chase Bank (China) Company Limited, Shanghai Branch at its discretion based on prevailing market conditions.

•
Malaysia Credit Facility - During the third quarter of Fiscal 2013, Ralph Lauren (Malaysia) Sdn Bhd entered into a revolving line of credit of up to 15.9 million Malaysian Ringgit (approximately $5 million) through September 13, 2013. Borrowings bear interest at an annual rate based on JPMorgan Chase Bank Berhad's cost of funds, as determined at its discretion based on prevailing market conditions, plus 1.125%.

•
South Korea Credit Facility - During the third quarter of Fiscal 2013, Ralph Lauren (Korea) Ltd. entered into a revolving line of credit of up to 11.3 billion South Korean Won (approximately $11 million) through October 31, 2013. Borrowings bear interest at an annual rate based on (i) at least the 91-day South Korea Certificate of Deposit rate plus 1.125% or (ii) a rate determined by JPMorgan Chase Bank, N.A., Seoul Branch based on its cost of funds, as determined at its discretion based on prevailing market conditions.

•
Taiwan Credit Facility - During the third quarter of Fiscal 2013, Ralph Lauren (Hong Kong) Retail Company Limited, Taiwan Branch entered into a revolving line of credit of up to 59.0 million New Taiwan Dollars (approximately $2 million) through October 23, 2013. Borrowings bear interest at an annual rate based on JPMorgan Chase Bank, N.A., Taipei Branch's cost of funds, as determined at its discretion based on prevailing market conditions, plus 1.125%.

As of December 29, 2012, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
Refer to Note 14 of the Fiscal 2012 10-K for additional disclosure of the terms and conditions of the Company’s debt and credit facilities.

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
The following table summarizes the Company’s financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	December 29, 2012	March 31, 2012
	(millions)
Financial assets recorded at fair value(a):
Government bonds — U.S.	$22.9	$59.4
Government bonds — non-U.S.	113.0	96.0
Corporate bonds — non-U.S.	87.8	99.0
Variable rate municipal securities — U.S.	18.5	69.2
Auction rate securities	2.3	2.3
Other securities	—	0.5
Derivative financial instruments	15.0	32.5
Total	$259.5	$358.9
Financial liabilities recorded at fair value(b):
Derivative financial instruments	$8.2	$2.6
Total	$8.2	$2.6

(a)	Based on Level 1 measurements, except for auction rate securities and derivative financial instruments, which are based on Level 2 measurements.

(b)	Based on Level 2 measurements.
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
The Company’s cash and cash equivalents, restricted cash and held-to-maturity investments are recorded at carrying value, which approximates fair value based on Level 1 measurements.
The Company’s Euro Debt is recorded at carrying value in the Company’s consolidated balance sheets, adjusted for foreign currency fluctuations, any unamortized discount, and changes in the fair value of any outstanding interest rate swaps and unamortized gains (losses) incurred upon the termination of such swaps (see Note 13), which may differ from its fair value. The fair value of the Euro Debt is estimated based on external pricing data, including available quoted market prices of the Euro Debt and of comparable European debt instruments with similar interest rates, credit ratings and trading frequency, among other factors. The following table summarizes the carrying value and the estimated fair value of the Company’s Euro Debt:

	December 29, 2012		March 31, 2012
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)
Euro Debt	$274.1	$284.0	$274.4	$289.4

(a) Based on Level 2 measurements.
Unrealized gains or losses on the Company’s Euro Debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.
During the three-month and nine-month periods ended December 29, 2012 and December 31, 2011, the Company recorded non-cash impairment charges to reduce the carrying value of certain long-lived assets to their fair value. These charges related to assets of certain underperforming retail stores that were planned for closure, as well as certain stores to be closed in connection with the Rugby Closure Plan. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and the timing of the stores' net future discounted cash flows based on historical experience, current trends and market conditions. The following table summarizes the impairment charges recorded during the three-month and nine-month periods ended December 29, 2012 and December 31, 2011:

	Three Months Ended			Nine Months Ended
	December 29, 2012		December 31, 2011	December 29, 2012		December 31, 2011
	(millions)
Aggregate carrying value of long-lived assets written down to fair value	$11.4		$2.0	$12.4		$3.2
Impairment charge	(11.4)	(a)	(2.0)	(12.4)	(a)	(2.2)

(a) Includes impairment charges recorded in connection with the Rugby Closure Plan. See Note 8 for additional information.

13.	Financial Instruments
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

The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of December 29, 2012 and March 31, 2012:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 29, 2012	March 31, 2012	December 29, 2012		March 31, 2012		December 29, 2012			March 31, 2012
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value		Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$340.3	$482.2	(c)	$11.8	PP	$26.6	AE	$(4.6)		AE	$(1.4)
FC — I/C royalty payments	47.6	70.0	PP	1.4	PP	4.8	AE	(2.0)		—	—
FC — Interest payments	—	12.6	—	—	—	—	—	—		AE	—	(d)
FC — Other	14.1	8.3	PP	0.5	—	—	AE	(0.1)		AE	(0.3)
NI — Euro Debt	274.1	274.4	—	—	—	—	STD	(284.0)	(e)	LTD	(289.4)	(e)
Total Designated Hedges	$676.1	$847.5		$13.7		$31.4		$(290.7)			$(291.1)
Undesignated Hedges:
FC — Other(f)	$142.2	$158.1	(g)	$1.3	(h)	$1.1	(i)	$(1.5)		(j)	$(0.9)
Total Hedges	$818.3	$1,005.6		$15.0		$32.5		$(292.2)			$(292.0)

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; NI = Net Investment Hedge; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other; OA = Other assets; AE = Accrued expenses and other; ONCL = Other non-current liabilities; STD = Current portion of long-term debt; LTD = Long-term debt.

(c)	$11.3 million included within PP and $0.5 million included within OA.

(d)	The fair value of the interest payment-related derivative instrument was less than $0.1 million as of March 31, 2012.

(e)
The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $274.1 million as of December 29, 2012 and $274.4 million as of March 31, 2012.

(f)	Primarily related to undesignated hedges of foreign currency-denominated revenues, intercompany loans, and other net operational exposures.

(g)	$0.8 million included within PP and $0.5 million included within OA.

(h)	$0.7 million included within PP and $0.4 million included within OA.

(i)	$1.1 million included within AE and $0.4 million included within ONCL.

(j)	$0.8 million included within AE and $0.1 million included within ONCL.
The following tables summarize the impact of the Company’s derivative instruments on its unaudited interim consolidated financial statements for the three-month and nine-month periods ended December 29, 2012 and December 31, 2011:

	Gains (Losses) Recognized in OCI(b)
	Three Months Ended		Nine Months Ended
Derivative Instrument(a)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(10.9)	$11.3	$(14.2)	$35.1
FC — I/C royalty payments	0.4	1.3	(5.5)	5.4
FC — Interest payments	0.4	(0.1)	—	(0.5)
FC — Other	0.5	—	1.1	(1.0)
	$(9.6)	$12.5	$(18.6)	$39.0
Designated Hedge of Net Investment:
Euro Debt	$(7.4)	$8.9	$2.7	$24.3
Total Designated Hedges	$(17.0)	$21.4	$(15.9)	$63.3

	Gains (Losses) Reclassified from AOCI(b) to Earnings				Location of Gains (Losses) Reclassified from AOCI(b) to Earnings
	Three Months Ended		Nine Months Ended
Derivative Instrument(a)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$11.4	$(3.2)	$22.2	$(2.3)	Cost of goods sold
FC — I/C royalty payments	0.6	(0.4)	3.1	(3.9)	Foreign currency gains (losses)
FC — Interest payments	(0.2)	(0.3)	(0.3)	(0.7)	Foreign currency gains (losses)
FC — Other	—	(0.3)	(0.5)	0.6	Foreign currency gains (losses)
Total Designated Hedges	$11.8	$(4.2)	$24.5	$(6.3)

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
Derivative Instrument(a)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Undesignated Hedges:
FC — Other(c)	$0.9	$(0.7)	$(4.0)	$1.9	Foreign currency gains (losses)
Total Undesignated Hedges	$0.9	$(0.7)	$(4.0)	$1.9

(a)	FC = Forward exchange contracts for the sale or purchase of foreign currencies; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	AOCI, including the respective fiscal period’s OCI, is classified as a component of total equity.

(c)	Primarily related to undesignated hedges of foreign currency-denominated revenues, intercompany loans, and other net operational exposures.
Over the next twelve months, it is expected that approximately $13 million of net gains deferred in AOCI related to derivative financial instruments as of December 29, 2012 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.
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

Interest Rate Risk Management
Interest Rate Swap Contracts
During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate its exposure to changes in the fair value of its Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate. On April 11, 2011, the interest rate swap agreement was terminated by the Company at a loss of $7.6 million. This loss was recorded as an adjustment to the carrying value of the Company’s Euro Debt and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During each of the three-month and nine-month periods ended December 29, 2012 and December 31, 2011, $0.8 million and $2.3 million, respectively, of this loss was recognized as interest expense within the Company’s consolidated statements of operations.
See Note 3 for further discussion of the Company’s accounting policies relating to its derivative financial instruments.
Investments
The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of December 29, 2012 and March 31, 2012:

	December 29, 2012			March 31, 2012
Type of Investment	Short-term < 1 year	Non-current 1 - 3 years	Total	Short-term < 1 year	Non-current 1 - 3 years	Total
			(millions)
Held-to-Maturity:
Government bonds — U.S.	$0.6	$—	$0.6	$3.2	$—	$3.2
Total held-to-maturity investments	$0.6	$—	$0.6	$3.2	$—	$3.2
Available-for-Sale:
Government bonds — U.S.	$13.2	$9.7	$22.9	$52.1	$7.3	$59.4
Government bonds — non-U.S.	83.1	29.9	113.0	40.4	55.6	96.0
Corporate bonds — non-U.S.	40.7	47.1	87.8	64.8	34.2	99.0
Variable rate municipal securities — U.S.	18.5	—	18.5	69.2	—	69.2
Auction rate securities	—	2.3	2.3	—	2.3	2.3
Other securities	—	—	—	—	0.5	0.5
Total available-for-sale investments	$155.5	$89.0	$244.5	$226.5	$99.9	$326.4
Other:
Time deposits	$157.1	$—	$157.1	$286.0	$—	$286.0
Total Investments	$313.2	$89.0	$402.2	$515.7	$99.9	$615.6
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
See Note 3 to the Company’s Fiscal 2012 10-K for further discussion of the Company’s accounting policies relating to its investments.

14.	Commitments and Contingencies
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

15.	Equity
Summary of Changes in Equity

	Nine Months Ended
	December 29, 2012	December 31, 2011
	(millions)
Balance at beginning of period	$3,652.5	$3,304.7
Comprehensive income	587.0	577.5
Cash dividends declared	(109.3)	(55.4)
Repurchases of common stock	(496.7)	(419.4)
Shares issued and equity grants made pursuant to stock-based compensation plans	136.2	122.3
Balance at end of period	$3,769.7	$3,529.7

Class B Common Stock Conversion
During the third quarter of Fiscal 2013, the Lauren Family, L.L.C., a limited liability company managed by the children of Mr. Ralph Lauren, the Company's Chairman and Chief Executive Officer, converted 950,000 shares of Class B common stock into an equal number of shares of Class A common stock pursuant to the terms of the security, which were subsequently sold on the open market as part of a predetermined, systematic trading plan. These transactions resulted in reclassifications within equity, and had no effect on the Company's consolidated balance sheets.
Common Stock Repurchase Program
On August 9, 2012, the Company’s Board of Directors approved an expansion of the Company’s existing stock repurchase program that allows it to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
During the nine months ended December 29, 2012, 3.0 million shares of Class A common stock were repurchased by the Company at a cost of $450.0 million under its repurchase program. The remaining availability under the Company’s common stock repurchase program was approximately $627 million as of December 29, 2012. In addition, 0.4 million shares of Class A common stock at a cost of $46.7 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”) and its 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”).
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
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On May 21, 2012, the Company’s Board of Directors approved an increase to the Company’s quarterly cash dividend on its common stock from $0.20 per share to $0.40 per share. The third quarter Fiscal 2013 dividend of $0.40 per share was declared on December 7, 2012, was payable to stockholders of record at the close of business on December 17, 2012, and was paid on December 28, 2012. Dividends paid amounted to $127.8 million during the nine months ended December 29, 2012 and $55.8 million during the nine months ended December 31, 2011.

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

Impact on Results
A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Compensation expense	$22.3	$21.2	$65.1	$55.2
Income tax benefit	$(7.6)	$(7.3)	$(21.9)	$(19.2)
The Company issues its annual grant of stock-based compensation awards in the second quarter of its fiscal year. Due to the timing of the annual grant, stock-based compensation expense recognized during the three-month and nine-month periods ended December 29, 2012 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2013.
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
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and nonemployee directors. The Company’s weighted average assumptions used to estimate the fair value of stock options granted during the nine months ended December 29, 2012 and December 31, 2011 were as follows:

	Nine Months Ended
	December 29, 2012	December 31, 2011
Expected term (years)	4.6	4.7
Expected volatility	44.4%	44.7%
Expected dividend yield	1.05%	0.73%
Risk-free interest rate	0.6%	1.3%
Weighted-average option grant date fair value	$47.90	$49.06
A summary of stock option activity under all plans during the nine months ended December 29, 2012 is as follows:

Number of Shares
(thousands)
Options outstanding at March 31, 2012	3,178
Granted	625
Exercised	(613)
Cancelled/Forfeited	(49)
Options outstanding at December 29, 2012	3,141

Restricted Stock and Service-based RSUs
The Company grants restricted shares of Class A common stock and service-based RSUs to certain of its senior executives and non-employee directors. Restricted stock shares granted to non-employee directors vest over a three-year period of time. Service-based RSUs granted to executives generally vest over a three to five-year period of time, subject to the executive’s continuing employment. The fair values of restricted stock shares and service-based RSUs are based on the fair value of the Company’s Class A common stock on the date of grant, as adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The weighted-average grant date fair values of restricted stock shares and service-based RSUs granted during the nine months ended December 29, 2012 were $173.33 and $150.17, respectively. The weighted-average grant date fair value of service-based RSUs granted during the nine months ended December 31, 2011 was $132.94. No restricted stock shares were granted during the nine months ended December 31, 2011.
A summary of restricted stock and service-based RSU activity during the nine months ended December 29, 2012 is as follows:

	Restricted Stock	Service- based RSUs
	Number of Shares	Number of Shares
	(thousands)
Nonvested at March 31, 2012	8	235
Granted	2	9
Vested	(5)	(105)
Forfeited	—	—
Nonvested at December 29, 2012	5	139
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
Performance-based RSUs — without TSR Modifier
The fair values of the Company’s performance-based RSU awards that do not contain a TSR modifier are based on the fair value of the Company’s Class A common stock on the date of grant, as adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The weighted-average grant date fair values of such performance-based RSUs granted during the nine months ended December 29, 2012 and December 31, 2011 were $137.45 and $124.43, respectively.
A summary of performance-based RSU without TSR Modifier activity during the nine months ended December 29, 2012 is as follows:

Number of Shares
(thousands)
Nonvested at March 31, 2012	1,302
Granted	351
Change due to performance condition achievement	164
Vested	(754)
Forfeited	(40)
Nonvested at December 29, 2012	1,023

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
The Company estimates the fair value of its performance-based RSUs with a TSR modifier on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. Expense is only recorded for awards that are expected to vest, net of estimated forfeitures. The assumptions used to estimate the fair value of performance-based RSUs with a TSR modifier granted during the nine months ended December 29, 2012 were as follows:

Nine Months Ended
December 29, 2012
Expected term (years)	3.0
Expected volatility	34.0%
Expected dividend yield	1.13%
Risk-free interest rate	0.3%
Weighted-average grant date fair value	$136.16

A summary of performance-based RSU with TSR Modifier activity during the nine months ended December 29, 2012 is as follows:

Number of Shares
(thousands)
Nonvested at March 31, 2012	—
Granted	73
Change due to performance or market conditions achievement	—
Vested	—
Forfeited	—
Nonvested at December 29, 2012	73

17.	Segment Information
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
Net revenues and operating income for each of the Company’s segments are as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Net revenues:
Wholesale	$733.9	$750.0	$2,342.5	$2,418.5
Retail	1,062.0	1,006.0	2,820.2	2,680.8
Licensing	50.2	49.6	138.8	137.3
Total net revenues	$1,846.1	$1,805.6	$5,301.5	$5,236.6

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Operating income:
Wholesale(a)	$144.9	$112.6	$531.3	$503.9
Retail(b)	201.2	193.3	537.2	510.3
Licensing(c)	37.0	35.9	101.3	99.2
	383.1	341.8	1,169.8	1,113.4
Unallocated corporate expenses	(76.1)	(70.1)	(221.7)	(208.1)
Unallocated restructuring charges, net(d)	(2.6)	(1.6)	(3.4)	(2.3)
Total operating income	$304.4	$270.1	$944.7	$903.0

(a)
During the three-month and nine-month periods ended December 31, 2011, the Company recorded non-cash asset impairment charges of $0.4 million related to the write off of long-lived assets due to the termination of a wholesale selling relationship.

(b)
During the three-month and nine-month periods ended December 29, 2012, the Company recorded non-cash asset impairment charges of $9.7 million and $10.7 million, respectively, to write down certain long-lived assets within its Retail segment, primarily in connection with the Rugby Closure Plan. During the three-month and nine-month periods ended December 31, 2011, the Company recorded asset impairment charges of $1.6 million and $1.8 million, respectively, primarily to reduce the carrying value of the long-lived assets of certain underperforming European retail stores to their estimated fair values.

(c)
During the three-month and nine-month periods ended December 29, 2012, the Company recorded non-cash asset impairment charges of $1.7 million related to the write-off of certain intangible assets in connection with the Rugby Closure Plan.

(d)	The fiscal periods presented included certain unallocated restructuring charges (See Note 9), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Restructuring reversals (charges), net:
Wholesale-related	$(0.1)	$(0.8)	$0.3	$(0.9)
Retail-related	(1.8)	(0.6)	(2.8)	(1.1)
Corporate operations-related	(0.7)	(0.2)	(0.9)	(0.3)
Unallocated restructuring charges, net	$(2.6)	$(1.6)	$(3.4)	$(2.3)
Depreciation and amortization expense for each of the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Depreciation and amortization:
Wholesale	$17.9	$16.7	$51.9	$48.5
Retail	30.9	29.6	86.7	86.1
Licensing	0.3	0.2	0.8	0.8
Unallocated corporate expenses	11.5	10.3	34.6	32.8
Total depreciation and amortization	$60.6	$56.8	$174.0	$168.2
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Net revenues:
The Americas(a)	$1,260.8	$1,213.2	$3,557.3	$3,376.3
Europe(a)	352.3	333.4	1,062.8	1,116.7
Asia	233.0	259.0	681.4	743.6
Total net revenues	$1,846.1	$1,805.6	$5,301.5	$5,236.6

(a)	Net revenues for certain of the Company’s licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

18.	Additional Financial Information
Cash Interest and Taxes

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Cash paid for interest	$14.4	$14.4	$17.1	$21.5
Cash paid for income taxes	$32.6	$69.8	$239.5	$95.1
Non-cash Transactions
Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $56.5 million for the nine months ended December 29, 2012 and $48.7 million for the nine months ended December 31, 2011.
Significant non-cash financing activities during the three-month and nine-month periods ended December 29, 2012 included the conversion of 950,000 shares of Class B common stock into an equal number of shares of Class A common stock and the subsequent sale of the Class A shares in the open market, as described further in Note 15.
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

•	our ability to successfully implement our anticipated growth strategies and capitalize on our repositioning initiatives in certain merchandise categories;

•	our ability to continue to expand or grow our business internationally, and the impact of related changes in our customer, channel and geographic sales mix as a result;

•
our ability to secure our facilities and systems and those of our third party service providers from, among other things, cybersecurity breaches, acts of vandalism, computer viruses or similar Internet or email events;

•	our efforts to improve the efficiency of our distribution system and to continue to enhance and upgrade our global information technology systems;

•
our ability to make certain strategic acquisitions of certain selected licenses held by our licensees and successfully integrate acquired businesses, including our operations in Asia and South America;

•	our exposure to domestic and foreign currency fluctuations and risks associated with raw materials, transportation and labor costs;

•	the impact of fluctuations in the U.S. or global economy on consumer purchases of premium lifestyle products that we offer for sale and our ability to forecast consumer demand;

•	our ability to open new retail stores, concession shops and e-commerce websites, and expand our direct-to-consumer presence;

•	our intention to introduce new products or enter into or renew alliances and exclusive relationships;

•	our ability to access sources of liquidity to provide for our cash needs, including debt obligations, and continue to pay dividends and repurchase Class A common stock;

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
In this Form 10-Q, references to “Ralph Lauren,” “ourselves,” “we,” “our,” “us” and the “Company” refer to Ralph Lauren Corporation and its subsidiaries (“RLC”), unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2013 will end on March 30, 2013 and will be a 52-week period (“Fiscal 2013”). Fiscal year 2012 ended on March 31, 2012 and also reflected a 52-week period (“Fiscal 2012”). Accordingly, the third quarter of Fiscal 2013 ended on December 29, 2012 and was a 13-week period. The third quarter of Fiscal 2012 ended on December 31, 2011 and was also a 13-week period.

INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our financial condition and liquidity, changes in our financial position, and results of our operations. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic developments, and a summary of our financial performance for the three-month and nine-month periods ended December 29, 2012. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 29, 2012 and December 31, 2011.

•
Financial condition and liquidity.    This section provides an analysis of our cash flows for the nine-month periods ended December 29, 2012 and December 31, 2011, as well as a discussion of our financial condition and liquidity as of December 29, 2012 as compared to the end of Fiscal 2012. The discussion of our financial condition and liquidity includes (i) a discussion of our financial position compared to the end of Fiscal 2012, (ii) the available financial capacity under our credit facilities, (iii) a summary of our key debt compliance measures, and (iv) any material changes in our financial condition and contractual obligations since the end of Fiscal 2012.

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

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing and distribution of premium lifestyle products, including men’s, women’s and children’s apparel, accessories (including footwear), fragrances and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands and international markets. Our brand names include Polo Ralph Lauren, Purple Label, Ralph Lauren Women’s Collection, Black Label, Blue Label, Lauren by Ralph Lauren, RRL, RLX Ralph Lauren, Denim & Supply Ralph Lauren, Rugby, Ralph Lauren, Ralph Lauren Childrenswear, Chaps and Club Monaco, among others.
In October 2012, our Company approved a plan to discontinue our Rugby brand operations (the “Rugby Closure Plan”) by the end of Fiscal 2013, as discussed further in the "Recent Developments" section below.
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
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income and cash flows in any fiscal quarter may be influenced by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results for the three-month and nine-month periods ended December 29, 2012, and cash flows for the nine-month period ended December 29, 2012 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2013.
Global Economic Developments
As discussed in our Fiscal 2012 Form 10-K, the state of the global economy continues to influence the level of consumer spending for discretionary items. This affects our business as it is highly dependent on consumer demand for our products. The current political and economic global environments, most notably in the U.S., Europe and Asia, have resulted in significant macroeconomic risks including high rates of unemployment, currency volatility and continued global economic uncertainty driven in part by the European debt crisis and the slowdown in economic growth in the U.S. and Asia, among other factors. These risks, combined with expectations of slower global economic growth, reduced government spending and increased austerity measures, have adversely affected consumer and business sentiment. As a result, consumer retail traffic has been inconsistent and the global retail environment remains highly promotional.
As a result of the current economic environment and fluctuating consumer confidence worldwide, current trends show continued softness in our European wholesale businesses. In addition, during the third quarter of Fiscal 2013, certain of our retail operations continued to exhibit the declining comparable store sales trends that began in the first quarter of the fiscal year, including certain of our retail businesses in Japan and Korea. If the global macroeconomic environment, including the economic situations in the U.S., Europe and Asia, continues to be weak or worsens, the related constrained level of worldwide consumer spending and modified consumption behavior we expect will have a negative effect on our sales and operating margin for at least the remainder of the fiscal year.
We continue to monitor these risks and evaluate our operating strategies and cost management opportunities in order to adjust to changes in economic conditions, including fluctuations in global labor rates and commodity pricing.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2012 10-K.

Summary of Financial Performance
Operating Results
Three Months Ended December 29, 2012 Compared to Three Months Ended December 31, 2011
During the third quarter of Fiscal 2013, we reported revenues of $1.846 billion, net income attributable to RLC of $215.7 million and net income per diluted share attributable to RLC of $2.31. This compares to revenues of $1.806 billion, net income attributable to RLC of $169.0 million and net income per diluted share attributable to RLC of $1.78 during the third quarter of Fiscal 2012. As discussed below, the comparability of our operating results has been affected by $12.9 million of pretax charges recognized in the third quarter of Fiscal 2013 related to asset impairments and restructurings in connection with the Rugby Closure Plan.
Our operating performance for the three months ended December 29, 2012 reflected revenue growth of 2.2%, primarily due to increased revenues from our retail businesses, partially offset by lower revenues from our wholesale businesses and net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 2.8%. Our gross margin percentage increased by 220 basis points to 59.3% during the third quarter of Fiscal 2013, reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period and a favorable product mix across most of our wholesale businesses. These increases were partially offset by a less favorable overall geographic mix, driven in part by lower gross margins from our retail businesses in Asia reflecting elevated promotional activity. Selling, general and administrative (“SG&A”) expenses increased largely due to higher compensation-related costs, as well as additional expenses to support our growth and new business initiatives.
Net income attributable to RLC increased during the third quarter of Fiscal 2013 as compared to the third quarter of Fiscal 2012, primarily due to a $34.3 million increase in operating income and a decrease in our reported effective tax rate of 870 basis points. Net income per diluted share attributable to RLC increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding during the third quarter of Fiscal 2013. These results were negatively impacted by $12.9 million of pretax charges recognized during the third quarter of Fiscal 2013 related to asset impairments and restructurings in connection with the Rugby Closure Plan, which had an aggregate effect of reducing net income in the third quarter by $8.3 million, or $0.09 per diluted share.
Nine Months Ended December 29, 2012 Compared to Nine Months Ended December 31, 2011
During the nine months ended December 29, 2012, we reported revenues of $5.302 billion, net income attributable to RLC of $622.8 million and net income per diluted share attributable to RLC of $6.63. This compares to revenues of $5.237 billion, net income attributable to RLC of $586.6 million and net income per diluted share attributable to RLC of $6.14 during the nine months ended December 31, 2011.
Our operating performance for the nine months ended December 29, 2012 reflected revenue growth of 1.2%, primarily due to increased revenues from our retail businesses, partially offset by lower revenues from our wholesale businesses and net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by 2.9%. Our gross margin percentage increased by 130 basis points to 60.0% during the nine months ended December 29, 2012, reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period across our global businesses, particularly in our Wholesale segment, and a favorable product mix in most of our global wholesale businesses, which more than offset a less favorable geographic and customer mix driven by our European wholesale business. This increase was partially offset by elevated promotional activity across certain of our North American retail businesses. SG&A expenses increased largely due to higher compensation-related costs, marketing, advertising and promotional costs and additional expenses to support our growth and new business initiatives.
Net income attributable to RLC increased during the nine months ended December 29, 2012 as compared to the nine months ended December 31, 2011, primarily due to a $41.7 million increase in operating income and a decrease in our reported effective tax rate of 130 basis points. Net income per diluted share attributable to RLC also increased due to the effect of higher net income coupled with lower weighted-average diluted shares outstanding during the nine months ended December 29, 2012.
Financial Condition and Liquidity
Our financial position reflects the overall relative strength of our business results. We ended the third quarter of Fiscal 2013 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.127 billion, compared to $1.013 billion as of March 31, 2012. The increase in our net cash and investments position was primarily due to our operating cash flows and proceeds from exercise of stock options during the nine months ended December 29, 2012, partially offset by our treasury stock repurchases, capital expenditures and dividend payments.

Our equity increased to $3.770 billion as of December 29, 2012 compared to $3.653 billion as of March 31, 2012, primarily due to our net income and equity issuances made pursuant to stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the nine months ended December 29, 2012.
We generated $897.3 million of cash from operations during the nine months ended December 29, 2012, compared to $784.2 million during the nine months ended December 31, 2011. The increase in operating cash flows primarily relates to changes in working capital, including cash flow increases related to accounts receivable and inventories, and our net income before non-cash expenses, partially offset by higher income tax payments during the nine months ended December 29, 2012. We used some of our available cash to support our common stock repurchase program, to reinvest in our business through capital spending and to pay dividends on our common stock. In particular, we used $496.7 million to repurchase 3.4 million shares of Class A common stock, including shares surrendered for tax withholdings. We also used $195.0 million for capital expenditures primarily associated with our global retail store expansion, construction and renovation of department store shop-within-shops, and investments in our facilities and technological infrastructure, and made cash dividend payments of $127.8 million.
Transactions Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and nine-month periods ended December 29, 2012 and December 31, 2011 has been affected by certain items, including:

•	certain pretax charges related to asset impairments and restructurings during fiscal periods presented, including $12.9 million in charges associated with the Rugby Closure Plan, as detailed below;

•
an income tax benefit of $15.4 million recognized during the three-months ended December 29, 2012 in connection with the settlement of a tax examination for the taxable years ended March 29, 2008 through April 3, 2010, recorded within our provision for income taxes. During the nine-months ended December 29, 2012, this benefit was more than offset by the inclusion of a reserve of $15.5 million for an interest assessment on a prior year withholding tax;

•
the restructuring plan initiated in May 2011 to reposition and upgrade our existing distribution network and merchandising operations in the Asia-Pacific region, which includes mainland China, Macau, Hong Kong, Taiwan, Malaysia, Singapore, Japan and South Korea (the “Asia-Pacific Restructuring Plan”). This plan included the closure of approximately 95 owned and licensed stores and concession shops in the Greater China and Southeast Asia region that do not support the new merchandising strategy, primarily during the fourth quarter of Fiscal 2012; and

•	the discontinuance of the majority of products sold under the American Living brand effective for the Fall 2012 selling season (see “Recent Developments”).

A summary of the effect of certain of these items on pretax income for each applicable fiscal period presented is noted below (references to "Notes" are to the notes to the accompanying interim unaudited consolidated financial statements):

	Three Months Ended		Nine Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(millions)
Impairments of assets (see Note 8)	$(11.4)	$(2.0)	$(12.4)	$(2.2)
Restructuring charges (see Note 9)	(2.6)	(1.6)	(3.4)	(2.3)
	$(14.0)	$(3.6)	$(15.8)	$(4.5)
The following discussion highlights, as necessary, the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users individually should consider the types of events and transactions that have affected operating trends.

Recent Developments
Discontinuance of Rugby
During the third quarter of Fiscal 2013, we approved a plan to discontinue our Rugby brand operations (the “Rugby Closure Plan”). This decision was primarily based on the results of an analysis of the brand concept including an opportunity to reallocate our resources related to these operations to support other high growth business opportunities and initiatives. The Rugby Closure Plan will result in the closure of all of our 14 global freestanding retail Rugby stores (certain of which will be converted to other Ralph Lauren brand concepts) and our related domestic retail e-commerce site, located at Rugby.com, expected to occur by the end of Fiscal 2013. It will also result in a related reduction in our workforce of approximately 190 employees. See Notes 8 and 9 to our interim unaudited consolidated financial statements for detailed discussions of impairment and restructuring charges recorded during the third quarter of Fiscal 2013 in connection with the Rugby Closure Plan. We expect to record additional restructuring charges of approximately $10 million during the fourth quarter of Fiscal 2013, primarily relating to lease termination and store closing costs.
E-Commerce Expansion

During the nine months ended December 29, 2012, we continued to execute on our strategic objective of growing and expanding our global e-commerce operations as follows:

•	During the third quarter, we broadened our e-commerce presence in Europe by expanding our existing retail site in France to service customers in Italy, Greece, Spain and Portugal.

•	During the second quarter, we expanded our global e-commerce presence by launching a new retail site for our Ralph Lauren business in Japan located at www.RalphLauren.co.jp.

•	During the first quarter, we broadened our e-commerce presence in North America by launching a new retail site for our Club Monaco business in Canada located at www.ClubMonaco.ca.
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

RESULTS OF OPERATIONS
Three Months Ended December 29, 2012 Compared to Three Months Ended December 31, 2011
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Three Months Ended
	December 29, 2012	December 31, 2011	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,846.1	$1,805.6	$40.5	2.2%
Cost of goods sold(a)	(752.0)	(774.0)	22.0	(2.8%)
Gross profit	1,094.1	1,031.6	62.5	6.1%
Gross profit as % of net revenues	59.3%	57.1%		220 bps
Selling, general and administrative expenses(a)	(768.9)	(750.7)	(18.2)	2.4%
SG&A expenses as % of net revenues	41.6%	41.6%		-
Amortization of intangible assets	(6.8)	(7.2)	0.4	(5.6%)
Impairment of assets	(11.4)	(2.0)	(9.4)	NM
Restructuring charges	(2.6)	(1.6)	(1.0)	62.5%
Operating income	304.4	270.1	34.3	12.7%
Operating income as % of net revenues	16.5%	15.0%		150 bps
Foreign currency gains (losses)	(3.9)	(2.2)	(1.7)	77.3%
Interest expense	(5.6)	(6.3)	0.7	(11.1%)
Interest and other income, net	1.5	2.7	(1.2)	(44.4%)
Equity in income (loss) of equity-method investees	(1.8)	(2.2)	0.4	(18.2%)
Income before provision for income taxes	294.6	262.1	32.5	12.4%
Provision for income taxes	(78.9)	(93.1)	14.2	(15.3%)
Effective tax rate(b)	26.8%	35.5%		(870 bps)
Net income attributable to RLC	$215.7	$169.0	$46.7	27.6%
Net income per common share attributable to RLC:
Basic	$2.37	$1.83	$0.54	29.5%
Diluted	$2.31	$1.78	$0.53	29.8%

(a)	Includes total depreciation expense of $53.8 million and $49.6 million for the three-month periods ended December 29, 2012 and December 31, 2011, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $40.5 million, or 2.2%, to $1.846 billion in the third quarter of Fiscal 2013 from $1.806 billion in the third quarter of Fiscal 2012. The increase was primarily due to higher revenues from our retail businesses, partially offset by lower revenues from our wholesale businesses and net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by $51.3 million, or 2.8%.

Net revenues for our three business segments are provided below:

	Three Months Ended
	December 29, 2012	December 31, 2011	$ Change	% Change
		(millions)
Net Revenues:
Wholesale	$733.9	$750.0	$(16.1)	(2.1%)
Retail	1,062.0	1,006.0	56.0	5.6%
Licensing	50.2	49.6	0.6	1.2%
Total net revenues	$1,846.1	$1,805.6	$40.5	2.2%
Wholesale net revenues — The net decrease primarily reflects:

•
a $7 million net decrease in revenues due to net unfavorable foreign currency effects primarily related to the weakening of the Euro and the Yen against the U.S. Dollar during the third quarter of Fiscal 2013, compared to the related prior fiscal year period;

•	a $7 million net decrease related to our Japanese businesses on a constant currency basis, primarily due to the effect of a business model shift to the retail concessions-based channel; and

•
a $5 million net decrease related to our European businesses on a constant currency basis driven by reduced shipments across our womenswear and childrenswear product lines reflecting the challenging European retail environment and continued softening in the specialty store business, particularly in Southern Europe. These decreases were partially offset by increased sales from our accessories product lines (including footwear), driven by new product offerings and an increased department store presence.

These declines were partially offset by:

•
a $4 million net increase related to our businesses in the Americas, primarily driven by higher menswear and womenswear revenues due in part to increased presence at department store locations (including our business in Canada and our recently transitioned business in Panama), partially offset by the discontinuance of the majority of the product categories sold under the American Living brand sold to JCPenney and lower revenues from our childrenswear business.

Retail net revenues — For purposes of the discussion of Retail operating performance below, we refer to the measure “comparable store sales.” Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closing during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater) or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in a newly renovated state for at least one full fiscal year. Consolidated comparable store sales information includes our Ralph Lauren stores (including concession-based shop-within-shops, as well as RRL stores), factory stores, Club Monaco stores and Ralph Lauren e-commerce sites, which include RalphLauren.com and RalphLauren.co.uk. Our Rugby stores and related e-commerce site, Rugby.com, are no longer included in comparable store sales due to the planned discontinuance of our Rugby branded operations.
Beginning in Fiscal 2013, we have presented our comparable store sales growth as a single, consolidated metric. We believe this combined measure is better aligned with the integrated, multi-channel approach that we employ in managing our retail business on a global basis. This change has no effect on our total comparable store sales.
The net increase in Retail net revenues primarily reflects:

•
a $30 million, or 4%, aggregate net increase in consolidated comparable store sales, primarily driven by increases from our European and North American factory stores and our Ralph Lauren e-commerce operations, partially offset by decreases in concession shops in Asia and the unfavorable impact of Hurricane Sandy on our affected retail stores in North America. Our consolidated comparable store sales included a net aggregate unfavorable foreign currency effect of approximately $3 million, primarily due to the weakening of the Japanese Yen, partially offset by the strengthening of the South Korean Won against the U.S. Dollar during the third quarter of Fiscal 2013 as compared to the third quarter of Fiscal 2012; and

•
a $26 million, or 16%, aggregate net increase in non-comparable store sales driven by a number of new brick and mortar store openings over the past twelve months, as well as the growth of our e-commerce operations through our recently launched Ralph Lauren e-commerce sites in Germany and Japan and Club Monaco e-commerce sites in North America, which more than offset the impact of store closings in the Asia-Pacific region due to our network repositioning initiative.

Our global brick and mortar average store count increased by 7 stores and concession shops during the third quarter of Fiscal 2013 as compared to the third quarter of Fiscal 2012, as new store openings during Fiscal 2013 more than offset the impact of prior year store closings in the Asia-Pacific region. The following table details our Retail brick and mortar store and e-commerce presence as of December 29, 2012:

December 29, 2012
Brick and Mortar Stores:
Freestanding stores	399
Concession shops	508
Total brick and mortar stores	907

E-commerce Sites:
North American sites(a)	4
European sites(b)	3
Asian site(c)	1
Total e-commerce sites	8

(a)	Servicing the U.S. and Canada.

(b)	Servicing Austria, Belgium, France, Germany, Greece, Italy, Luxembourg, the Netherlands, Portugal, Spain, and the United Kingdom.

(c)	Servicing Japan.
Licensing revenues — The $0.6 million net increase in revenues primarily reflects a $3 million increase in domestic product licensing revenues primarily due to higher accessory and apparel-related royalties, partially offset by a $2 million decline in international licensing revenues largely due to the discontinuance and transition of certain licensing arrangements to directly controlled operations.
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
Gross profit increased by $62.5 million, or 6.1%, to $1.094 billion in the third quarter of Fiscal 2013 from $1.032 billion in the third quarter of Fiscal 2012. Gross profit as a percentage of net revenues increased by 220 basis points to 59.3% in the third quarter of Fiscal 2013 from 57.1% in the third quarter of Fiscal 2012, reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period and a favorable product mix across most of our global wholesale businesses. These increases were partially offset by a less favorable overall geographic mix, driven in part by lower gross margins from our retail operations in Asia reflecting elevated promotional activity in the region.
Gross profit as a percentage of net revenues is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, foreign currency exchange rates, and fluctuations in material and labor costs. These factors, among others, may cause gross profit as a percentage of net revenues to fluctuate from period to period.

Selling, General and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal and other costs associated with finance and administration. SG&A expenses increased by $18.2 million, or 2.4%, to $768.9 million in the third quarter of Fiscal 2013 from $750.7 million in the third quarter of Fiscal 2012. This increase included a net favorable foreign currency effect of approximately $5 million, primarily related to the weakening of the Euro and the Yen, partially offset by the strengthening of the South Korean Won against the U.S. Dollar during the third quarter of Fiscal 2013 as compared to the related prior fiscal year period. Excluding the effect of foreign currency, SG&A expenses increased by $22.9 million, or 3.1%. SG&A expenses as a percentage of net revenues remained flat at 41.6% during the third quarter of Fiscal 2013 compared to the related prior fiscal year period, primarily due to operating leverage on higher net revenues, partially offset by an increase in operating expenses attributable to the growth of our retail business (which typically carries a higher operating expense margin), our new business initiatives and our repositioning efforts in the Asia-Pacific region.
The $18.2 million increase in SG&A expenses was primarily driven by:

•	increased compensation-related costs of approximately $8 million primarily related to higher salaries associated with the increase in retail sales and higher incentive-based compensation costs;

•	increased depreciation expense of approximately $4 million primarily associated with our business growth;

•	increased rent and occupancy-related costs of approximately $3 million to support our business growth; and

•	higher selling costs of approximately $2 million to support our retail business growth.
Amortization of Intangible Assets.    Amortization of intangible assets decreased by $0.4 million, or 5.6%, to $6.8 million in the third quarter of Fiscal 2013 from $7.2 million in the third quarter of Fiscal 2012. This decrease reflected the absence of expense in the current fiscal quarter for certain customer relationship intangible assets that were fully amortized as of the end of Fiscal 2012.
Impairments of Assets.  During the third quarter of Fiscal 2013, we recognized non-cash impairment charges of $11.4 million, including $11.3 million to write down certain Rugby brand-related long-lived assets to their estimated fair values in connection with the expected closure of the Company's related freestanding retail stores and e-commerce site by the end of Fiscal 2013. During the third quarter of Fiscal 2012, we recorded a non-cash impairment charge of $2.0 million, primarily to reduce the carrying value of the long-lived assets of certain underperforming European retail stores to their estimated fair values. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion.
Restructuring Charges.  During the third quarter of Fiscal 2013, we recorded restructuring charges of $2.6 million, which included $1.6 million of severance and benefit costs associated with the Rugby Closure Plan and $1.0 of other severance-related costs primarily relating to our corporate operations. Restructuring charges of $1.6 million recorded during the third quarter of Fiscal 2012 primarily related to employee termination costs and costs associated with the closure of certain retail stores and concession shops in connection with our restructuring plan in the Asia-Pacific region. See Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion.
Operating Income.    Operating income increased by $34.3 million, or 12.7%, to $304.4 million in the third quarter of Fiscal 2013 from $270.1 million in the third quarter of Fiscal 2012. Operating income as a percentage of net revenues increased 150 basis points, to 16.5% in the third quarter of Fiscal 2013 from 15.0% in the third quarter of Fiscal 2012. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin, as previously discussed, partially offset by the increase in impairment and restructuring charges as a percentage of revenue.

Operating income and margin for our three business segments is provided below:

	Three Months Ended
	December 29, 2012		December 31, 2011
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$144.9	19.7%	$112.6	15.0%	$32.3	470 bps
Retail	201.2	18.9%	193.3	19.2%	7.9	(30 bps)
Licensing	37.0	73.7%	35.9	72.4%	1.1	130 bps
	383.1		341.8		41.3
Unallocated corporate expenses	(76.1)		(70.1)		(6.0)
Unallocated restructuring charges, net	(2.6)		(1.6)		(1.0)
Total operating income	$304.4	16.5%	$270.1	15.0%	$34.3	150 bps
Wholesale operating margin increased by 470 basis points, primarily due to higher global gross profit margins reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period and a favorable product mix across most of our wholesale businesses. The increase in operating margin was also due to an improvement in SG&A expenses as a percentage of net revenues, primarily driven by lower compensation-related costs and marketing, advertising and promotional costs.
Retail operating margin declined by 30 basis points, which included an unfavorable impact of 90 basis points related to asset impairment charges associated with the Rugby Closure Plan. The operating margin decline also reflected lower gross profit margins primarily reflecting elevated promotional activity from our businesses in Asia, which were more than offset by an improvement in SG&A expenses as a percentage of net revenues as a result of improved operating leverage of costs, including rent and occupancy and compensation-related expenses, on higher North American and European retail revenues.
Licensing operating margin increased by 130 basis points, primarily as a result of higher revenues, as well as reduced operating expenses due in part to the discontinuance of certain licensing arrangements.
Unallocated corporate expenses increased by $6.0 million, primarily due to an increase in compensation-related expenses (including incentive and stock-based compensation) and marketing, advertising and promotional costs, partially offset by lower information technology related costs primarily due to timing of system upgrades.
Unallocated restructuring charges, net increased by $1.0 million, to $2.6 million in the third quarter of Fiscal 2013 from $1.6 million in the third quarter of Fiscal 2012. See Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion of the related charges.
Foreign Currency Gains (Losses).    The effect of foreign currency exchange rate fluctuations resulted in losses of $3.9 million in the third quarter of Fiscal 2013, compared to losses of $2.2 million in the third quarter of Fiscal 2012. The higher foreign currency losses were primarily due to the timing of settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature), partially offset by $3.0 million of net gains relating to foreign currency hedge contracts. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. Dollar when operating results of our foreign subsidiaries are translated to U.S. Dollars.
Interest Expense.    Interest expense includes the borrowing costs of our outstanding debt, including amortization of debt issuance costs, interest related to our capital lease obligations and amortization of certain deferred gains or losses on derivative instruments. Interest expense decreased by $0.7 million, or 11.1%, to $5.6 million in the third quarter of Fiscal 2013 from $6.3 million in the third quarter of Fiscal 2012. The decrease in interest expense included the favorable foreign currency effects associated with the performance of the Euro during the third quarter of Fiscal 2013 as compared to the third quarter of Fiscal 2012, which reduced the interest expense related to our Euro Debt during the current fiscal quarter.

Interest and Other Income, net.    Interest and other income, net, decreased by $1.2 million, or 44.4%, to $1.5 million in the third quarter of Fiscal 2013 from $2.7 million in the third quarter of Fiscal 2012. The decrease was principally due to lower rates of interest and lower investment balances associated with our investment portfolio.
Equity in Income (Loss) of Equity-Method Investees.    The equity in losses of equity-method investees of $1.8 million and $2.2 million recognized in the third quarters of Fiscal 2013 and Fiscal 2012, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L., which is accounted for under the equity method of accounting.
Provision for Income Taxes.    The provision for income taxes represents federal, foreign, state and local income taxes. The provision for income taxes declined by $14.2 million, or 15.3%, to $78.9 million in the third quarter of Fiscal 2013 from $93.1 million in the third quarter of Fiscal 2012. The decrease in the provision for income taxes was primarily due to the decrease in our reported effective tax rate of 870 basis points, to 26.8% for the third quarter of Fiscal 2013 from 35.5% for the third quarter of Fiscal 2012, partially offset by the increase in the overall level of pretax income. The lower effective tax rate was primarily due to tax reserve reductions associated with the conclusion of a tax examination during the third quarter of Fiscal 2013, as well as a greater proportion of earnings generated in lower-taxed jurisdictions. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income Attributable to RLC.    Net income increased by $46.7 million, or 27.6%, to $215.7 million in the third quarter of Fiscal 2013 from $169.0 million in the third quarter of Fiscal 2012. The higher net income primarily related to the $34.3 million increase in operating income and the decline in our effective tax rate of 870 basis points largely due to tax reserve reductions associated with the conclusion of a tax examination, both as previously discussed. The current period's results were negatively impacted by $12.9 million of pretax charges related to asset impairments and restructurings in connection with the Rugby Closure Plan, which had an aggregate effect of reducing net income by $8.3 million.
Net Income per Diluted Share Attributable to RLC.    Net income per diluted share increased by $0.53, or 29.8%, to $2.31 per share in the third quarter of Fiscal 2013 from $1.78 per share in the third quarter of Fiscal 2012. The increase in diluted per share results was due to the higher level of net income, as previously discussed, and the lower weighted-average diluted shares outstanding during the third quarter of Fiscal 2013 driven by our share repurchases over the past twelve months. The current period's results were negatively impacted by $12.9 million of pretax charges related to asset impairments and restructurings in connection with the Rugby Closure Plan, which had an aggregate effect of reducing net income per diluted share by $0.09.

RESULTS OF OPERATIONS
Nine Months Ended December 29, 2012 Compared to Nine Months Ended December 31, 2011
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions:

	Nine Months Ended
	December 29, 2012	December 31, 2011	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$5,301.5	$5,236.6	$64.9	1.2%
Cost of goods sold(a)	(2,120.0)	(2,164.9)	44.9	(2.1%)
Gross profit	3,181.5	3,071.7	109.8	3.6%
Gross profit as % of net revenues	60.0%	58.7%		130 bps
Selling, general and administrative expenses(a)	(2,200.7)	(2,142.4)	(58.3)	2.7%
SG&A expenses as % of net revenues	41.5%	40.9%		60 bps
Amortization of intangible assets	(20.3)	(21.8)	1.5	(6.9%)
Impairment of assets	(12.4)	(2.2)	(10.2)	NM
Restructuring charges	(3.4)	(2.3)	(1.1)	47.8%
Operating income	944.7	903.0	41.7	4.6%
Operating income as % of net revenues	17.8%	17.2%		60 bps
Foreign currency gains (losses)	(7.0)	(4.2)	(2.8)	66.7%
Interest expense	(16.5)	(18.8)	2.3	(12.2%)
Interest and other income, net	4.1	9.3	(5.2)	(55.9%)
Equity in income (loss) of equity-method investees	(4.6)	(5.2)	0.6	(11.5%)
Income before provision for income taxes	920.7	884.1	36.6	4.1%
Provision for income taxes	(297.9)	(297.5)	(0.4)	0.1%
Effective tax rate(b)	32.4%	33.7%		(130 bps)
Net income attributable to RLC	$622.8	$586.6	$36.2	6.2%
Net income per common share attributable to RLC:
Basic	$6.80	$6.32	$0.48	7.6%
Diluted	$6.63	$6.14	$0.49	8.0%

(a)	Includes total depreciation expense of $153.7 million and $146.4 million for the nine-month periods ended December 29, 2012 and December 31, 2011, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM Not meaningful.
Net Revenues.    Net revenues increased by $64.9 million, or 1.2%, to $5.302 billion for the nine months ended December 29, 2012 from $5.237 billion for the nine months ended December 31, 2011. The increase was primarily due to higher revenues from our retail businesses, which were partially offset by lower revenues from our wholesale businesses and net unfavorable foreign currency effects. Excluding the effect of foreign currency, net revenues increased by $152.6 million, or 2.9%.

Net revenues for our three business segments are provided below:

	Nine Months Ended
	December 29, 2012	December 31, 2011	$ Change	% Change

Net Revenues:
Wholesale	$2,342.5	$2,418.5	$(76.0)	(3.1%)
Retail	2,820.2	2,680.8	139.4	5.2%
Licensing	138.8	137.3	1.5	1.1%
Total net revenues	$5,301.5	$5,236.6	$64.9	1.2%
Wholesale net revenues — The net decrease primarily reflects:

•
a $61 million net decrease related to our European businesses on a constant currency basis driven by reduced shipments across our core menswear, womenswear and childrenswear product lines due to timing and also reflecting the challenging European retail environment and softness in the specialty store business, particularly in Southern Europe. These decreases were partially offset by increased sales from our accessories product lines (including footwear), driven by new product offerings and an increased department store presence;

•
a $50 million net decrease in revenues due to net unfavorable foreign currency effects primarily related to the weakening of the Euro against the U.S. Dollar during the nine months ended December 29, 2012, compared to the related prior fiscal year period;

•	a $16 million net decrease related to our Japanese businesses on a constant currency basis, primarily due to the effect of a business model shift to the retail concessions-based channel; and

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

These decreases were partially offset by:

•
a $58 million net increase related to our businesses in the Americas reflecting higher menswear and womenswear revenues, due in part to an increased presence at department store locations (including our business in Canada and our recently transitioned business in Panama) and additional product line offerings (including the Denim & Supply Ralph Lauren product line launched during the second quarter of Fiscal 2012), partially offset by declines due to the discontinuance of the majority of the product categories sold under the American Living brand sold to JCPenney. The revenue increase was also due to incremental Home product revenues related to our assumption of control over the distribution of the previously licensed bedding and bath business on May 1, 2011, which was partially offset by lower revenues from our childrenswear product line.

Retail net revenues — The net increase in Retail net revenues primarily reflects:

•
a $66 million, or a 3%, aggregate net increase in consolidated comparable store sales, primarily driven by increases from our North American and European factory stores and our Ralph Lauren e-commerce operations, partially offset by decreases in comparable store sales from our North American and European Ralph Lauren brick and mortar stores and concession shops in Asia. Our consolidated comparable store sales included a net aggregate unfavorable foreign currency effect of approximately $30 million, primarily due to the weakening of the Euro, the Japanese Yen, and the South Korean Won against the U.S. Dollar during the nine months ended December 29, 2012 as compared to the related prior fiscal year period. Excluding the effect of foreign currency, our consolidated comparable store sales increased by 4% during the nine months ended December 29, 2012 as compared to the nine months ended December 31, 2011; and

•
a $73 million, or an 18%, aggregate net increase in non-comparable store sales driven by a number of new brick and mortar store openings over the past twelve months and the growth of our e-commerce operations through our recently launched Ralph Lauren e-commerce sites in Germany and Japan and Club Monaco e-commerce sites in North America, which more than offset the impact of store closings in the Asia-Pacific region due to our network repositioning initiative. This increase is net of an aggregate unfavorable foreign currency effect of approximately $7 million, which was attributable to the weakening of the Euro against the U.S. Dollar during the nine months ended December 29, 2012 as compared to the related prior fiscal year period.

Our global brick and mortar average store count declined by 11 stores and concession shops during the nine months ended December 29, 2012 as compared to the nine months ended December 31, 2011, reflecting the impact of prior year store closings in the Asia-Pacific region. As of December 29, 2012, our store count included 907 brick and mortar stores and 8 e-commerce sites, as further detailed within our quarter-to-date Results of Operations discussion above.
Licensing revenues — The $2 million net increase in revenues primarily reflects a $5 million increase in product licensing royalties driven by higher apparel, accessory and fragrance-related royalties, partially offset by a $3 million decrease in international licensing revenues largely due to the discontinuance of certain licensing arrangements.
Gross Profit.    Gross profit increased by $109.8 million, or 3.6%, to $3.182 billion for the nine months ended December 29, 2012 from $3.072 billion for the nine months ended December 31, 2011. Gross profit as a percentage of net revenues increased by 130 basis points to 60.0% for the nine months ended December 29, 2012 from 58.7% for the nine months ended December 31, 2011, reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period across most of our global businesses, particularly in our Wholesale segment, and a favorable product mix across most of our global wholesale businesses, which more than offset a less favorable geographic and customer mix driven by our European wholesale business. These increases were partially offset by elevated promotional activity across certain of our North American retail businesses.
Selling, General and Administrative Expenses.    SG&A expenses increased by $58.3 million, or 2.7%, to $2.201 billion for the nine months ended December 29, 2012 from $2.142 billion for the nine months ended December 31, 2011. This increase included a net favorable foreign currency effect of approximately $36 million, primarily related to the weakening of the Euro, the Japanese Yen and the South Korean Won against the U.S. Dollar during the nine months ended December 29, 2012 as compared to the related prior fiscal year period. Excluding the effect of foreign currency, SG&A expenses increased by $94.0 million, or 4.4%. SG&A expenses as a percentage of net revenues increased to 41.5% in the nine months ended December 29, 2012 from 40.9% in the nine months ended December 31, 2011. The 60 basis point increase was primarily due to an increase in operating expenses attributable to the growth in our retail business (which typically carries a higher operating expense margin), our new business initiatives and our repositioning efforts in the Asia-Pacific region, partially offset by operating leverage on higher net revenues.
The $58.3 million increase in SG&A expenses was primarily driven by:

•	increased compensation-related costs of approximately $22 million primarily related to higher salaries associated with the increase in retail sales and higher stock-based compensation costs;

•	increased brand-related marketing, advertising and promotional costs of approximately $9 million;

•	higher selling costs of approximately $8 million to support our retail business growth;

•	higher shipping, warehousing and distribution expenses of approximately $6 million to support increased sales;

•	increased depreciation expense of approximately $7 million primarily associated with our business expansion; and

•	increased rent and occupancy-related costs of approximately $3 million to support our business growth.
Amortization of Intangible Assets.    Amortization of intangible assets decreased by $1.5 million, or 6.9%, to $20.3 million for the nine months ended December 29, 2012 from $21.8 million for the nine months ended December 31, 2011. This decrease reflected the absence of expense in the current fiscal year-to-date period for certain customer relationship intangible assets that were fully amortized as of the end of Fiscal 2012.
Impairments of Assets.  During the nine months ended December 29, 2012, we recognized non-cash impairment charges of $12.4 million, primarily to write down certain Rugby brand-related long-lived assets to their estimated fair values in connection with the expected closure of the Company's related freestanding retail stores and e-commerce site by the end of Fiscal 2013. During the nine months ended December 31, 2011, we recorded non-cash impairment charges of $2.2 million, primarily to reduce the carrying value of the long-lived assets of certain underperforming European retail stores to their estimated fair values. See Note 8 to the accompanying unaudited interim consolidated financial statements for further discussion.

Restructuring Charges.  During the nine months ended December 29, 2012, we recorded net restructuring charges of $3.4 million, which included $1.6 million of severance and benefit costs associated with the Rugby Closure Plan and $1.8 million of other net restructuring charges primarily related to the suspension of the Company's operations in Argentina and other severance-related costs primarily within our corporate operations, partially offset by reversals of reserves deemed no longer necessary in connection with the Company's Fiscal 2012 restructuring plan in the Asia-Pacific region. Net restructuring charges of $2.3 million recorded during the nine months ended December 31, 2011 primarily related to employee termination costs and costs associated with the closure of certain retail stores and concession shops in connection with our restructuring plan in the Asia-Pacific region. See Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion.
Operating Income.    Operating income increased by $41.7 million, or 4.6%, to $944.7 million for the nine months ended December 29, 2012 from $903.0 million for the nine months ended December 31, 2011. Operating income as a percentage of net revenues increased 60 basis points, to 17.8% for the nine months ended December 29, 2012 from 17.2% for the nine months ended December 31, 2011. The increase in operating income as a percentage of net revenues primarily reflected the increase in gross profit margin, as previously discussed, partially offset by higher SG&A expenses, impairment and restructuring charges as percentage of revenue.
Operating income and margin for our three business segments is provided below:

	Nine Months Ended
	December 29, 2012		December 31, 2011
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$531.3	22.7%	$503.9	20.8%	$27.4	190 bps
Retail	537.2	19.0%	510.3	19.0%	26.9	0 bps
Licensing	101.3	73.0%	99.2	72.3%	2.1	70 bps
	1,169.8		1,113.4		56.4
Unallocated corporate expenses	(221.7)		(208.1)		(13.6)
Unallocated restructuring charges, net	(3.4)		(2.3)		(1.1)
Total operating income	$944.7	17.8%	$903.0	17.2%	$41.7	60 bps
Wholesale operating margin increased by 190 basis points, primarily due to increased global gross profit margins reflecting lower sourcing costs compared to higher cost benchmarks in the prior year period and a favorable product mix across most of our global wholesale businesses. This increase in Wholesale operating margin was partially offset by an increase in SG&A expenses as a percentage of net revenues, primarily as a result of reduced operating leverage of fixed costs, including rent and occupancy expenses, on lower global Wholesale revenues.
Retail operating margin remained flat, as lower overall retail gross margins reflecting elevated promotional activity across certain of our North American retail businesses and the unfavorable impact related to asset impairments in connection with the Rugby Closure Plan were offset by an improvement in SG&A expenses as a percentage of net revenues due to the operating leverage of fixed costs, including rent and occupancy costs.
Licensing operating margin increased by 70 basis points, primarily due to reduced operating expenses reflecting the discontinuance of certain licensing arrangements, as well as slightly higher licensing revenues.
Unallocated corporate expenses increased by $13.6 million, primarily due to increased compensation-related costs, including stock-based compensation, and increased advertising, marketing and promotional costs.
Unallocated restructuring charges, net increased by $1.1 million, to $3.4 million for the nine months ended December 29, 2012 from $2.3 million for the nine months ended December 31, 2011. See Note 9 to the accompanying unaudited interim consolidated financial statements for further discussion of the related charges.

Foreign Currency Gains (Losses).    The effect of foreign currency exchange rate fluctuations resulted in losses of $7.0 million for the nine months ended December 29, 2012, compared to related losses of $4.2 million for the nine months ended December 31, 2011. The higher foreign currency losses were primarily due to the timing of settlement of foreign currency-denominated third party and intercompany receivables and payables (that were not of a long-term investment nature), partially offset by $0.4 million of lower losses relating to foreign currency hedge contracts. Foreign currency gains and losses are unrelated to the impact of changes in the value of the U.S. Dollar when operating results of our foreign subsidiaries are translated to U.S. Dollars.
Interest Expense.    Interest expense decreased by $2.3 million, or 12.2%, to $16.5 million for the nine months ended December 29, 2012 from $18.8 million for the nine months ended December 31, 2011. The decrease in interest expense was primarily due to the favorable foreign currency effects due to the performance of the Euro during the nine months ended December 29, 2012 as compared to the nine months ended December 31, 2011, which reduced the interest expense related to our Euro Debt during the current period. The decline in interest expense was also attributable to the absence of the prior year's interest on borrowings under the Global Credit Facility (as defined in Note 11 to the accompanying unaudited interim consolidated financial statements).
Interest and Other Income, net.    Interest and other income, net, decreased by $5.2 million, or 55.9%, to $4.1 million for the nine months ended December 29, 2012 from $9.3 million for the nine months ended December 31, 2011. The decrease was principally due to lower rates of interest and lower investment balances associated with our investment portfolio, as well as the inclusion of pre-tax income of approximately $1.0 million in the prior year related to the change in fiscal year of the Company’s Japanese subsidiary to conform to our consolidated fiscal-year basis.
Equity in Income (Loss) of Equity-Method Investees.    The equity in losses of equity-method investees of $4.6 million and $5.2 million for the nine months ended December 29, 2012 and December 31, 2011, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L., which is accounted for under the equity method of accounting.
Provision for Income Taxes.    The provision for income taxes increased by $0.4 million, or 0.1%, to $297.9 million for the nine months ended December 29, 2012 from $297.5 million for the nine months ended December 31, 2011. The increase in the provision for income taxes was primarily due to the increase in the overall level of our pretax income, partially offset by a decrease in our reported effective tax rate of 130 basis points, to 32.4% for the nine months ended December 29, 2012 from 33.7% for the nine months ended December 31, 2011. The lower effective tax rate for the nine months ended December 29, 2012 was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions, as well as tax reserve reductions associated with the conclusion of a tax examination during the third quarter of Fiscal 2013, which were offset by the inclusion of a reserve for an interest assessment on a prior year withholding tax. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income Attributable to RLC.    Net income increased by $36.2 million, or 6.2%, to $622.8 million for the nine months ended December 29, 2012 from $586.6 million for the nine months ended December 31, 2011. The higher net income was primarily driven by the $41.7 million increase in operating income, as previously discussed.
Net Income per Diluted Share Attributable to RLC.    Net income per diluted share increased by $0.49, or 8.0%, to $6.63 per share for the nine months ended December 29, 2012 from $6.14 per share for the nine months ended December 31, 2011. The increase was due to the higher level of net income, as previously discussed, and lower weighted-average diluted shares outstanding during the nine months ended December 29, 2012 driven by our share repurchases over the last twelve months.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition

	December 29, 2012	March 31, 2012	$ Change
	(millions)
Cash and cash equivalents	$999.1	$671.6	$327.5
Short-term investments	313.2	515.7	(202.5)
Non-current investments	89.0	99.9	(10.9)
Current portion of long-term debt	(274.1)	—	(274.1)
Long-term debt	—	(274.4)	274.4
Net cash and investments(a)	$1,127.2	$1,012.8	$114.4
Equity	$3,769.7	$3,652.5	$117.2

(a)	“Net cash and investments” is defined as cash and cash equivalents plus short-term and non-current investments, less total debt.
The increase in our net cash and investments position at December 29, 2012 as compared to March 31, 2012 was primarily due to our operating cash flows and proceeds from exercise of stock options, partially offset by our use of cash to support treasury stock repurchases, capital expenditures and dividend payments during the nine months ended December 29, 2012. Particularly, during the nine months ended December 29, 2012, we used $496.7 million to repurchase 3.4 million shares of Class A common stock, including shares surrendered for tax withholdings, spent $195.0 million for capital expenditures, and made cash dividend payments of $127.8 million.
The increase in equity was primarily attributable to our net income and equity issuances made pursuant to stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the nine months ended December 29, 2012.
Cash Flows

	Nine Months Ended
	December 29, 2012	December 31, 2011	$ Change
	(millions)
Net cash provided by operating activities	$897.3	$784.2	$113.1
Net cash provided by (used in) investing activities	(7.2)	9.2	(16.4)
Net cash used in financing activities	(562.5)	(421.1)	(141.4)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(9.5)	9.4
Net increase in cash and cash equivalents	$327.5	$362.8	$(35.3)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $897.3 million during the nine months ended December 29, 2012, as compared to $784.2 million during the nine months ended December 31, 2011. This net increase in cash provided by operating activities was primarily driven by:

•	an increase related to accounts receivable primarily due to higher cash collections during the nine months ended December 29, 2012;

•	an increase related to inventories primarily attributable to the timing of inventory receipts; and

•	an increase in net income before depreciation, amortization, stock-based compensation and other non-cash items.
The above increases in cash provided by operating activities were partially offset by:

•	a decrease related to income taxes due to the timing of income tax payments.

Other than the items described above, the changes in operating assets and liabilities were attributable to normal operating fluctuations.
Net Cash Provided by (Used in) Investing Activities.    Net cash used in investing activities was $7.2 million during the nine months ended December 29, 2012, as compared to $9.2 million of net cash provided by investing activities during the nine months ended December 31, 2011. The net increase in cash used in investing activities was primarily driven by:

•
an increase in cash used in connection with capital expenditures. During the nine months ended December 29, 2012, we spent $195.0 million for capital expenditures as compared to $160.1 million during the nine months ended December 31, 2011. Our capital expenditures were primarily associated with global retail store expansion, store renovations, investments in our facilities and enhancements to our global information technology systems.

The above increase in cash used in investing activities was partially offset by:

•
an increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During the nine months ended December 29, 2012, we received $950.7 million of proceeds from sales and maturities of investments and used $751.9 million to purchase investments. On a comparative basis, during the nine months ended December 31, 2011, we received $1.248 billion of proceeds from sales and maturities of investments and used $1.070 billion to purchase investments.

Net Cash Used in Financing Activities.    Net cash used in financing activities was $562.5 million during the nine months ended December 29, 2012, as compared to $421.1 million during the nine months ended December 31, 2011. The net increase in cash used in financing activities was primarily driven by:

•
an increase in cash used in connection with repurchases of our Class A common stock. During the nine months ended December 29, 2012, 3.0 million shares of Class A common stock at a cost of $450.0 million were repurchased pursuant to our common stock repurchase program and 0.4 million shares of Class A common stock at a cost of $46.7 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”), and our 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”). On a comparative basis, during the nine months ended December 31, 2011, 3.2 million shares of Class A common stock at a cost of $395.1 million were repurchased pursuant to our common stock repurchase program and 0.2 million shares of Class A common stock at a cost of $24.3 million were surrendered or withheld for taxes; and

•
an increase in cash used to pay dividends. During the nine months ended December 29, 2012, we used $127.8 million to pay dividends as compared to $55.8 million during the nine months ended December 31, 2011.

Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, the $500 million of availability under our Global Credit Facility and the availability under our Pan-Asia Credit Facilities (both as defined below), our available cash and cash equivalents and short-term investments (most of which is considered permanently reinvested outside the U.S.), our other investments, and our other available financing options. These sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-within-shops, investment in technological infrastructure, acquisitions, joint ventures, dividends, debt repayment/repurchase, stock repurchases, contingent liabilities (including uncertain tax positions) and other corporate activities. Management believes that our existing sources of cash, as well as our ability to access capital markets, will be sufficient to support our operating, capital and debt service requirements for the foreseeable future, including the ongoing development of our recently acquired businesses and our plans for further business expansion.
As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit borrowings outstanding under our Global Credit Facility or our Pan-Asia Credit Facilities as of December 29, 2012. As discussed further below, we may elect to draw on our credit facilities or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions) or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.

We believe that our Global Credit Facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of December 29, 2012, there were nine financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of approximately 16%. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
Common Stock Repurchase Program
On August 9, 2012, our Board of Directors approved an expansion of our existing stock repurchase program that will allow us to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
During the nine months ended December 29, 2012, we repurchased 3.0 million shares of Class A common stock at a cost of $450.0 million under our share repurchase program. The remaining availability under our common stock repurchase program was approximately $627 million as of December 29, 2012. In addition, during the nine months ended December 29, 2012, 0.4 million shares of Class A common stock at a cost of $46.7 million were surrendered to, or withheld by, us in satisfaction of taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On May 21, 2012, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.20 per share to $0.40 per share. The third quarter Fiscal 2013 dividend of $0.40 per share was declared on December 7, 2012, was payable to stockholders of record at the close of business on December 17, 2012, and was paid on December 28, 2012. Dividends paid amounted to $127.8 million during the nine months ended December 29, 2012 and $55.8 million during the nine months ended December 31, 2011.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition and other factors that the Board of Directors may deem relevant.
Debt and Covenant Compliance
Euro Debt
As of December 29, 2012, we had outstanding €209.2 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). We have the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. We also have the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control, each holder of the Euro Debt has the option to require us to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict our ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.
As of December 29, 2012, the carrying value of our Euro Debt was $274.1 million classified as short-term debt on our consolidated balance sheets, compared to $274.4 million as of March 31, 2012 classified as long-term debt.

Revolving Credit Facilities
Global Credit Facility
We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, also used to support the issuance of letters of credit (the “Global Credit Facility”). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars and Japanese Yen. We have the ability to expand the borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of December 29, 2012, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $13.9 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens, sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus 8 times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense and (iv) consolidated rent expense. As of December 29, 2012, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.
Pan-Asia Credit Facilities
During Fiscal 2013, certain of our subsidiaries in Asia entered into uncommitted credit facilities with regional branches of JPMorgan Chase (the “Banks”) that will be used to fund general working capital and corporate needs of the Company's operations in China, Malaysia, South Korea and Taiwan (the “Pan-Asia Credit Facilities”). Borrowings under the Pan-Asia Credit Facilities are guaranteed by the Company and are determined at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants.

The key terms of the Pan-Asia Credit Facilities are as follows:

•
Chinese Credit Facility - During the first quarter of Fiscal 2013, Ralph Lauren Trading (Shanghai) Co., Ltd. entered into a new facility that provides for a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 10, 2013. The Chinese Credit Facility may also be used to support bank guarantees. Borrowings bear interest at either (i) at least 95% of the short-term interest rate published by the People's Bank of China or (ii) a rate based on the Bank's cost of funds, as determined by JPMorgan Chase Bank (China) Company Limited, Shanghai Branch at its discretion based on prevailing market conditions.

•
Malaysia Credit Facility - During the third quarter of Fiscal 2013, Ralph Lauren (Malaysia) Sdn Bhd entered into a revolving line of credit of up to 15.9 million Malaysian Ringgit (approximately $5 million) through September 13, 2013. Borrowings bear interest at an annual rate based on JPMorgan Chase Bank Berhad's cost of funds, as determined at its discretion based on prevailing market conditions, plus 1.125%.

•
South Korea Credit Facility - During the third quarter of Fiscal 2013, Ralph Lauren (Korea) Ltd. entered into a revolving line of credit of up to 11.3 billion South Korean Won (approximately $11 million) through October 31, 2013. Borrowings bear interest at an annual rate based on (i) at least the 91-day South Korea Certificate of Deposit rate plus 1.125% or (ii) a rate determined by JPMorgan Chase Bank, N.A., Seoul Branch based on its cost of funds, as determined at its discretion based on prevailing market conditions.

•
Taiwan Credit Facility - During the third quarter of Fiscal 2013, Ralph Lauren (Hong Kong) Retail Company Limited, Taiwan Branch entered into a revolving line of credit of up to 59.0 million New Taiwan Dollars (approximately $2 million) through October 23, 2013. Borrowings bear interest at an annual rate based on JPMorgan Chase Bank, N.A., Taipei Branch's cost of funds, as determined at its discretion based on prevailing market conditions, plus 1.125%.

As of December 29, 2012, there were no borrowings outstanding under any of our Pan-Asia Credit Facilities.
Refer to Note 14 of the Fiscal 2012 10-K for detailed disclosure of the terms and conditions of our debt and our credit facilities.

MARKET RISK MANAGEMENT
As discussed in Note 16 to our audited consolidated financial statements included in our Fiscal 2012 10-K and Note 13 to the accompanying unaudited interim consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to changes in interest rates. Consequently, in the normal course of business we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon evaluation of their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk on derivative transactions include reviewing and assessing the creditworthiness of counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 29, 2012. However, we do have in aggregate approximately $12 million of derivative instruments in net asset positions placed across three creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange contracts. See Note 13 to the accompanying unaudited interim consolidated financial statements for a summarization of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of December 29, 2012.
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

Interest Rate Risk Management
During the first quarter of Fiscal 2011, we entered into a fixed-to-floating interest rate swap with an aggregate notional value of €209.2 million, which was designated as a fair value hedge to mitigate our exposure to changes in the fair value of our Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on our Euro Debt for a variable interest rate. On April 11, 2011, we terminated the interest rate swap agreement at a loss of $7.6 million. This loss was recorded as an adjustment to the carrying value of our Euro Debt and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During each of the three-month and nine-month periods ended December 29, 2012 and December 31, 2011, $0.8 million and $2.3 million, respectively, of this loss was recognized as interest expense within our consolidated statements of operations.
As of December 29, 2012, there have been no other significant changes in our interest rate and foreign currency exposures or in the types of derivative instruments used to hedge those exposures.
See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our foreign currency exposures and the types of derivative instruments used to hedge those exposures.
Investment Risk Management
As of December 29, 2012, we had cash and cash equivalents on-hand of $999.1 million, primarily invested in money market funds, time deposits and treasury bills with original maturities of 90 days or less. Our other significant investments included $313.2 million of short-term investments, primarily in time deposits, government bonds, corporate bonds and variable rate municipal securities with original maturities greater than 90 days; $39.6 million of restricted cash placed in escrow with certain banks as collateral primarily to secure guarantees in connection with certain international tax matters; $86.7 million of investments with maturities greater than one year; and $2.3 million of auction rate securities issued through a municipality.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. As of December 29, 2012, we do not hold any investments in sovereign debt securities issued by Greece, Ireland, Portugal, Spain or Italy. See Note 13 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of December 29, 2012.
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

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2012 10-K. Our estimates are often based on complex judgments, probabilities and assumptions that our management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Fiscal 2012 10-K. The following discussion is only intended to update our critical accounting policies for any significant changes in policy implemented during the nine months ended December 29, 2012.
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
The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 29, 2012. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 29, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a new global operating and financial reporting system as part of a multi-year plan to integrate and upgrade our operational and financial systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During the third quarter of Fiscal 2013, we continued to develop and enhance those operational and financial systems previously transitioned to the new global operating and financial reporting system. The next phase of this implementation effort involves the migration of certain core areas of our domestic business to the new system, including customer order-to-cash settlement and global merchandise procurement to payment processing, beginning in fiscal year 2014. As the phased implementation of this new system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes in internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company’s Class A common stock during the fiscal quarter ended December 29, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
				(millions)
September 30, 2012 to October 27, 2012	—	$—	—	$777
October 28, 2012 to December 1, 2012	970,687	154.52	970,687	627
December 2, 2012 to December 29, 2012	—	—	—	627
	970,687		970,687

(1)
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 29, 2012 and March 31, 2012, (ii) the Consolidated Statements of Operations for the three-month and nine-month periods ended December 29, 2012 and December 31, 2011, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended December 29, 2012 and December 31, 2011, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended December 29, 2012 and December 31, 2011 and (v) the Notes to Consolidated Financial Statements.

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
Date: February 6, 2013