Form 10-Q
period 2013-06-29
RALPH LAUREN CORP
filed 2013-08-08
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 2, 2013, 60,597,529 shares of the registrant’s Class A common stock, $.01 par value, and 29,881,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 6.	Exhibits	49
Signatures		50

EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 29, 2013	March 30, 2013
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$940	$974
Short-term investments	411	325
Accounts receivable, net of allowances of $260 million and $245 million	349	458
Inventories	1,053	896
Income tax receivable	28	29
Deferred tax assets	117	120
Prepaid expenses and other current assets	186	161
Total current assets	3,084	2,963
Non-current investments	9	81
Property and equipment, net	944	932
Deferred tax assets	22	22
Goodwill	963	968
Intangible assets, net	325	328
Other non-current assets	113	124
Total assets	$5,460	$5,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$271	$267
Accounts payable	196	147
Income tax payable	71	43
Accrued expenses and other current liabilities	641	664
Total current liabilities	1,179	1,121
Non-current liability for unrecognized tax benefits	151	150
Other non-current liabilities	369	362
Commitments and contingencies (Note 14)
Total liabilities	1,699	1,633
Equity:
Class A common stock, par value $.01 per share; 94.3 million and 93.6 million shares issued; 60.6 million and 61.0 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 29.9 million shares issued and outstanding	—	—
Additional paid-in-capital	1,797	1,752
Retained earnings	4,791	4,647
Treasury stock, Class A, at cost; 33.7 million and 32.6 million shares	(2,910)	(2,709)
Accumulated other comprehensive income	82	94
Total equity	3,761	3,785
Total liabilities and equity	$5,460	$5,418

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions, except per share data) (unaudited)
Net sales	$1,614	$1,551
Licensing revenue	39	42
Net revenues	1,653	1,593
Cost of goods sold(a)	(649)	(601)
Gross profit	1,004	992
Selling, general, and administrative expenses(a)	(735)	(693)
Amortization of intangible assets	(9)	(7)
Gain on acquisition of Chaps	16	—
Total other operating expenses, net	(728)	(700)
Operating income	276	292
Foreign currency losses	(6)	(3)
Interest expense	(5)	(5)
Interest and other income, net	2	1
Equity in losses of equity-method investees	(2)	(1)
Income before provision for income taxes	265	284
Provision for income taxes	(84)	(91)
Net income	$181	$193
Net income per common share:
Basic	$1.99	$2.10
Diluted	$1.94	$2.03
Weighted average common shares outstanding:
Basic	90.8	92.2
Diluted	93.1	95.1
Dividends declared per share	$0.40	$0.40
(a) Includes total depreciation expense of:	$(51)	$(49)

See accompanying notes.

4

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions) (unaudited)
Net income	$181	$193
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	(41)
Net gains (losses) on derivatives	(5)	6
Net loss on available-for-sale investments	(5)	—
Other comprehensive loss, net of tax	(12)	(35)
Total comprehensive income	$169	$158

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$181	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	60	56
Deferred income tax benefit	(8)	(6)
Equity in losses of equity-method investees	2	1
Non-cash stock-based compensation expense	22	22
Gain on acquisition of Chaps	(16)	—
Excess tax benefits from stock-based compensation arrangements	(17)	(20)
Other non-cash charges, net	1	3
Changes in operating assets and liabilities:
Accounts receivable	131	149
Inventories	(129)	(131)
Accounts payable and accrued liabilities	4	8
Income tax receivables and payables	42	7
Deferred income	(6)	(8)
Other balance sheet changes, net	28	(5)
Net cash provided by operating activities	295	269
Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(32)	(7)
Purchases of investments	(305)	(278)
Proceeds from sales and maturities of investments	298	218
Capital expenditures	(66)	(62)
Change in restricted cash deposits	(2)	8
Net cash used in investing activities	(107)	(121)
Cash flows from financing activities:
Payments of capital lease obligations	(2)	(3)
Payments of dividends	(36)	(19)
Repurchases of common stock, including shares surrendered for tax withholdings	(151)	(347)
Prepayments of common stock repurchases	(50)	—
Proceeds from exercise of stock options	5	3
Excess tax benefits from stock-based compensation arrangements	17	20
Net cash used in financing activities	(217)	(346)
Effect of exchange rate changes on cash and cash equivalents	(5)	(5)
Net decrease in cash and cash equivalents	(34)	(203)
Cash and cash equivalents at beginning of period	974	672
Cash and cash equivalents at end of period	$940	$469

See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business
Ralph Lauren Corporation (“RLC”) is a global leader in the design, marketing, and distribution of premium lifestyle products, including men’s, women’s, and children’s apparel, accessories, fragrances, and home furnishings. RLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, and international markets. RLC’s brand names include Ralph Lauren Women’s Collection, Purple Label, Black Label, Blue Label, Polo Ralph Lauren, RRL, Ralph Lauren Childrenswear, Lauren by Ralph Lauren, RLX Ralph Lauren, Denim & Supply Ralph Lauren, Ralph Lauren, Chaps, and Club Monaco, among others. RLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our,” and “ourselves,” unless the context indicates otherwise.
The Company classifies its businesses into three segments: Wholesale, Retail, and Licensing. The Company’s wholesale sales are made principally to major department stores and specialty stores located throughout North America, Europe, Asia, and Latin America. The Company also sells directly to consumers through its integrated retail channel, which includes retail stores located throughout North America, Europe, and Asia; concession-based shop-within-shops located primarily in Asia and Europe; and its retail e-commerce operations in North America, Europe, and Asia. The Company also licenses the right to unrelated third parties to operate retail stores and to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances, in specified geographical areas for specified periods.

2.	Basis of Presentation
Interim Financial Statements
These interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and are unaudited. In the opinion of management, such consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial position, income, comprehensive income, and cash flows of the Company for the interim periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted from this report as is permitted by the SEC’s rules and regulations. However, the Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading.
This report should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 30, 2013 (the “Fiscal 2013 10-K”).
Basis of Consolidation
The unaudited interim consolidated financial statements present the financial position, income, comprehensive income, and cash flows of the Company, including all entities in which the Company has a controlling financial interest and is determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2014 will end on March 29, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal year 2013 ended on March 30, 2013 and was also a 52-week period (“Fiscal 2013”). The first quarter of Fiscal 2014 ended on June 29, 2013 and was a 13-week period. The first quarter of Fiscal 2013 ended on June 30, 2012 and was a 13-week period.
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
Seasonality of Business
The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company’s operating results and cash flows for the three-month period ended June 29, 2013 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2014.

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
Retail store and concession-based shop-within-shop revenue is recognized net of estimated returns at the time of sale to customers. E-commerce revenue from sales of products ordered through the Company’s retail Internet sites is recognized upon delivery and receipt of the shipment by its customers. Such revenue is also reduced by an estimate of returns.
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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative (“SG&A”) expenses in the unaudited interim consolidated statements of income. Shipping costs were $8 million during each of

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the three-month periods ended June 29, 2013 and June 30, 2012. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges (“handling costs”) are also included in SG&A expenses. Handling costs were $39 million and $36 million during the three-month periods ended June 29, 2013 and June 30, 2012, respectively. Shipping and handling costs billed to customers are included in revenue.
Net Income per Common Share
Basic net income per common share is computed by dividing net income applicable to common shares by the weighted-average number of common shares outstanding during the period. Weighted-average common shares include shares of the Company’s Class A and Class B common stock. Diluted net income per common share adjusts basic net income per common share for the effects of outstanding stock options, restricted stock, restricted stock units ("RSUs"), and any other potentially dilutive financial instruments, only in the periods in which such effects are dilutive under the treasury stock method.
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Basic shares	90.8	92.2
Dilutive effect of stock options, restricted stock, and restricted stock units	2.3	2.9
Diluted shares	93.1	95.1
Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of June 29, 2013 and June 30, 2012, there were approximately 0.5 million and 0.4 million, respectively, of additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs which were excluded from the diluted share calculations.
Accounts Receivable
In the normal course of business, the Company extends credit to wholesale customers that satisfy defined credit criteria. Accounts receivable, net is recorded at carrying value, which approximates fair value, and is presented in the Company's consolidated balance sheets net of certain reserves and allowances. These reserves and allowances consist of (i) reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances (see Revenue Recognition for further discussion of related accounting policies) and (ii) allowances for doubtful accounts.
A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Beginning reserve balance	$230	$247
Amount charged against revenue to increase reserve	160	138
Amount credited against customer accounts to decrease reserve	(147)	(151)
Foreign currency translation	2	(6)
Ending reserve balance	$245	$228

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions, among other factors. The Company’s allowance for doubtful accounts was $15 million as of both June 29, 2013 and March 30, 2013. The change in the allowance for doubtful accounts was not material during the three-month periods ended June 29, 2013 and June 30, 2012.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores located throughout North America, Europe, Asia, and Latin America, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In the Company’s wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2013, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% of its total net revenues. Further, the Company's sales to its three key wholesale customers, including Macy's, represented approximately 45% of all Wholesale revenues and approximately 20% of total net revenues during Fiscal 2013. As of June 29, 2013, these three key wholesale customers represented approximately 30% of gross accounts receivable.
Derivative Financial Instruments
The Company records all derivative financial instruments on its consolidated balance sheets at fair value. For derivative instruments that qualify for hedge accounting, the effective portion of changes in their fair value is either (i) offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or (ii) recognized in equity as a component of accumulated other comprehensive income ("AOCI") until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively.
Each derivative instrument entered into by the Company that qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative instrument that is designated as a hedge, the Company formally documents the related risk management objective and strategy, including identification of the hedging instrument, the hedged item, and the risk exposure, as well as how hedge effectiveness will be assessed prospectively and retrospectively over the term of the instrument. To assess the effectiveness of derivative instruments that are designated as hedges, the Company uses statistical methods, including regression analysis, to compare the change in the fair value of the derivative instrument to the change in the fair value or cash flows of the related hedged item. The extent to which a hedging instrument has been and is expected to continue to be highly effective in achieving offsetting changes in fair value or cash flows is assessed and documented by the Company on at least a quarterly basis.
To the extent that a derivative instrument designated as a cash flow hedge is not considered to be effective, any change in its fair value relating to such ineffectiveness is immediately recognized in earnings within foreign currency gains (losses). If it is determined that a derivative instrument has not been highly effective, and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are recognized in earnings within foreign currency gains (losses). Upon discontinuance of hedge accounting, the cumulative change in fair value of the derivative instrument previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings within foreign currency gains (losses).
As a result of the use of derivative instruments, the Company is exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other financial factors, adhering to established limits for credit exposure. The Company’s established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of counterparties. The Company also enters into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with its derivative instruments. In the event of default or termination (as such terms are defined within the respective master netting arrangement), these arrangements allow the Company to net-settle amounts payable and receivable related to multiple derivative transactions with the same counterparty. The master netting arrangements specify a number of events of default and termination, including, among others, the failure to make timely payments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of the Company’s derivative instruments are recorded on its consolidated balance sheets on a gross basis. For cash flow reporting purposes, the Company classifies proceeds received or amounts paid upon the settlement of a derivative instrument in the same manner as the related item being hedged.
Forward Foreign Currency Exchange Contracts
The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risks related to exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of its international operations, intercompany contributions made to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational cash flows. To the extent forward foreign currency exchange contracts designated as cash flow hedges are highly effective in offsetting changes in the value of the hedged items, the related gains (losses) are initially deferred in equity as a component of AOCI and subsequently recognized in the consolidated statements of income as follows:

•	Forecasted Inventory Purchases — Recognized as part of the cost of the inventory purchases being hedged within cost of goods sold when the related inventory is sold.

•
Intercompany Royalty Payments and Marketing Contributions — Recognized within foreign currency gains (losses) generally in the period in which the related royalties or marketing contributions being hedged are received or paid.

•	Interest Payments on Euro Debt — Recognized within foreign currency gains (losses) generally in the period in which the related interest payment being hedged is made.
Hedge of a Net Investment in a Foreign Operation
Changes in the fair value of a derivative instrument or a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment, to the extent it is effective as a hedge. In assessing the effectiveness of a non-derivative financial instrument that is designated as a hedge of a net investment, the Company uses the spot rate method of accounting to remeasure the impact of foreign currency exchange rate changes on both its foreign subsidiaries and the financial instrument. If the notional amount of the financial instrument designated as a hedge of a net investment is greater than the portion of the net investment being hedged, hedge ineffectiveness is recognized immediately in earnings within foreign currency gains (losses). To the extent the financial instrument remains effective, changes in its value are recorded in equity as foreign currency translation gains (losses), a component of AOCI, until the sale or liquidation of the hedged net investment.
Undesignated Hedges
All of the Company’s undesignated hedges are entered into to hedge specific economic risks, such as foreign currency exchange rate risk. Changes in the fair value of undesignated derivative instruments are immediately recognized in earnings within foreign currency gains (losses).
See Note 13 for further discussion of the Company’s derivative financial instruments.
Refer to Note 3 in the Fiscal 2013 10-K for a summary of all of the Company’s significant accounting policies.

4.	Recently Issued Accounting Standards
Disclosure of Offsetting Assets and Liabilities
In December 2011, the FASB issued new, expanded disclosure requirements for financial instruments surrounding an entity’s rights of offset and related counterparty arrangements as ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of both “gross” and “net” information for recognized financial instruments (including derivatives) that are (i) eligible for offset and presented “net” in the balance sheet or (ii) subject to enforceable master netting agreements, irrespective of whether an entity actually offsets and “net presents” such instruments in the balance sheet. ASU 2011-11 also requires disclosure of any collateral received or posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which limited the scope of ASU 2011-11 to derivatives accounted for in accordance with ASC topic 815,

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Derivatives and Hedging,” and securities borrowing and lending transactions. The Company adopted the provisions of ASU 2011-11 as of the beginning of the first quarter of Fiscal 2014, which resulted in expanded financial instrument disclosures (see Note 13), but did not have an impact on the Company's unaudited interim consolidated financial statements.
Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires disclosure of significant amounts reclassified out of AOCI by component. If the amounts are required to be reclassified from AOCI to net income in their entirety in the same reporting period, the effect of such reclassifications on the relevant line items of net income must be presented either on the face of the financial statements or in the notes. For amounts that are not required to be reclassified to net income in their entirety in the same reporting period, cross-references to other disclosures that provide additional details about such reclassifications are required. ASU 2013-02 does not change the requirements for determining or reporting net income or OCI. The Company adopted the provisions of ASU 2013-02 as of the beginning of the first quarter of Fiscal 2014, which resulted in expanded OCI-related disclosures (see Note 16), but did not have an impact on the Company's unaudited interim consolidated financial statements.
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

5.	Acquisition
On April 10, 2013, in connection with the transition of the North American Chaps-branded men's sportswear business ("Chaps Menswear Business") from a licensed to a wholly-owned operation, the Company entered into an agreement with The Warnaco Group, Inc. (“Warnaco”), a subsidiary of PVH Corp. (“PVH”), to acquire certain net assets in exchange for an aggregate payment of approximately $18 million (the "Chaps Menswear License Acquisition"). Warnaco was the Company's licensee for Chaps-branded men's sportswear apparel in North America. The Company funded the Chaps Menswear License Acquisition during the first quarter of Fiscal 2014 with available cash on-hand. In connection with the Chaps Menswear License Acquisition, the Company entered into a transition services agreement with PVH for certain support services related to sourcing, distribution, customer service, finance, and information systems through June 30, 2013.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounted for the Chaps Menswear License Acquisition as a business combination during the first quarter of Fiscal 2014. The acquisition cost was allocated to the assets acquired and liabilities assumed based on the preliminary purchase price assessment of their respective fair values, as follows:

Assets acquired:
Inventory	$30
Accounts receivable	19
Licensed trademark intangible asset	9
Total assets acquired	58
Liabilities assumed:
Accounts payable	(22)
Other net liabilities	(2)
Total liabilities assumed	(24)
Fair value of net assets acquired	34
Consideration paid	18
Gain on acquisition(a)	$16

(a) The gain on acquisition represents the difference between the acquisition date fair value of net assets acquired and the contractually-defined purchase price under the Company's license agreement with Warnaco, which granted the Company the right to early-terminate the license upon PVH's acquisition of Warnaco in February 2013.

Transaction costs of $3 million were expensed as incurred and classified within SG&A expenses in the unaudited interim consolidated statement of income for the three months ended June 29, 2013.
The licensed trademark intangible asset was valued using the excess earnings method. This approach discounts the estimated after-tax cash flows associated with the Chaps men's sportswear licensed trademark as of the acquisition date, factoring in market participant-based operating and cash flow assumptions. The reacquired licensed trademark intangible asset is being amortized over a nine-month period through December 31, 2013, representing the remaining term of the prior license agreement that was terminated in connection with this acquisition.
The operating results of the Chaps Menswear Business have been consolidated in the Company's operating results beginning on April 10, 2013.

6.	Inventories
Inventories consist of the following:

	June 29, 2013	March 30, 2013	June 30, 2012
	(millions)
Raw materials	$5	$5	$9
Work-in-process	2	1	2
Finished goods	1,046	890	953
Total inventories	$1,053	$896	$964

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property and Equipment
Property and equipment, net consists of the following:

	June 29, 2013	March 30, 2013
	(millions)
Land and improvements	$10	$10
Buildings and improvements	130	130
Furniture and fixtures	611	601
Machinery and equipment	194	189
Capitalized software	322	252
Leasehold improvements	956	934
Construction in progress	87	137
	2,310	2,253
Less: accumulated depreciation	(1,366)	(1,321)
Property and equipment, net	$944	$932

8.	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	June 29, 2013	March 30, 2013
	(millions)
Accrued operating expenses	$174	$172
Accrued payroll and benefits	107	199
Accrued inventory	170	93
Accrued capital expenditures	48	53
Deferred income	39	40
Other taxes payable	50	51
Dividends payable	36	36
Other accrued expenses and current liabilities	17	20
Total accrued expenses and other current liabilities	$641	$664

9.	Restructuring
The Company has recorded restructuring liabilities relating to various business growth and cost-savings initiatives. A description of the nature of significant non-acquisition-related restructuring activity and related costs is presented below.
Rugby Closure Plan
In October 2012, the Company approved a plan to wind-down its Rugby brand retail operations (the “Rugby Closure Plan”). This decision was primarily based on the results of an analysis of the brand concept, as well as an opportunity for the Company to reallocate its resources related to these operations to support other high-growth business opportunities and initiatives. In connection with the Rugby Closure Plan, 13 of the Company's 14 global freestanding Rugby stores (certain of which will be converted to other Ralph Lauren brand concepts) and its related domestic e-commerce site located at Rugby.com were closed during the second half of Fiscal 2013. The one remaining Rugby store was closed on June 30, 2013. The Rugby Closure Plan also resulted in a reduction in workforce of approximately 160 employees.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the Rugby Closure Plan, the Company recorded $7 million in restructuring charges during Fiscal 2013, $4 million of which had not been cash settled and remained a liability as of March 30, 2013. There were no additional restructuring charges recognized by the Company in connection with the Rugby Closure Plan during the three months ended June 29, 2013. As of June 29, 2013, the remaining restructuring liability related to this plan was $2 million expected to be paid in Fiscal 2014, reflecting $2 million in payments made during the three months ended June 29, 2013.

10.	Income Taxes
Uncertain Income Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month periods ended June 29, 2013 and June 30, 2012 is presented below:

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Unrecognized tax benefits beginning balance	$100	$129
Additions related to current period tax positions	1	1
Additions related to prior period tax positions	1	—
Reductions related to prior period tax positions	(2)	(1)
Changes related to foreign currency translation	1	(3)
Unrecognized tax benefits ending balance	$101	$126
The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month periods ended June 29, 2013 and June 30, 2012 is presented below:

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Accrued interest and penalties beginning balance	$50	$39
Net additions charged to expense	1	1
Reductions related to prior period tax positions	(1)	(2)
Accrued interest and penalties ending balance	$50	$38
The total amount of unrecognized tax benefits, including interest and penalties, was $151 million and $150 million as of as of June 29, 2013 and March 30, 2013, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $117 million and $115 million as of June 29, 2013 and March 30, 2013, respectively.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company files tax returns in the U.S. federal and various state, local, and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2004.

11.	Debt
Euro Debt
As of June 29, 2013, the Company had €209 million principal outstanding of 4.5% notes due October 4, 2013 (the “Euro Debt”). The Company has the option to redeem all of the outstanding Euro Debt at any time at a price equal to the principal amount plus a premium. The Company also has the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control of the Company, each holder of the Euro Debt has the option to require the Company to redeem the debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict the Company’s ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.
As of June 29, 2013 and March 30, 2013, the carrying value of the Euro Debt was $271 million and $267 million, respectively, and was classified as current portion of long-term debt in the Company's consolidated balance sheets.
Revolving Credit Facilities
Global Credit Facility
The Company has a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, and is also used to support the issuance of letters of credit (the “Global Credit Facility”). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of June 29, 2013, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of June 29, 2013, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the “Banks”) in China, Malaysia, South Korea, and Taiwan (the “Pan-Asia Credit Facilities”). These credit facilities may be used to fund general working capital and corporate needs of the Company's operations in the respective regions. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the Company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
Chinese Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 9, 2014, and may also be used to support bank guarantees. The Chinese Credit Facility was renewed on April 10, 2013 with the same terms and borrowing capacity as the prior facility that expired on such date.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Malaysia Credit Facility — provides Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $5 million) through September 13, 2013.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $10 million) through October 31, 2013.

•
Taiwan Credit Facility — provides Ralph Lauren (Hong Kong) Retail Company Ltd., Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 23, 2013.

As of June 29, 2013, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
Refer to Note 14 of the Fiscal 2013 10-K for additional disclosure of the terms and conditions of the Company’s debt and credit facilities.

12.	Fair Value Measurements
U.S. GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.
The following table summarizes the Company’s financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	June 29, 2013	March 30, 2013
	(millions)
Financial assets recorded at fair value(a):
Government bonds — U.S.	$18	$29
Government bonds — non-U.S.	—	92
Corporate bonds — non-U.S.	—	82
Variable rate municipal securities — U.S.	—	17
Auction rate securities	2	2
Derivative financial instruments	22	15
Total	$42	$237
Financial liabilities recorded at fair value(b):
Derivative financial instruments	$2	$5
Total	$2	$5

(a)	Based on Level 1 measurements, except for auction rate securities and derivative financial instruments, which are based on Level 2 measurements.

(b)	Based on Level 2 measurements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s government bonds, corporate bonds, and variable rate municipal securities (“VRMS”) are classified as available-for-sale securities and are recorded at fair value in the Company’s consolidated balance sheets based upon quoted prices in active markets.
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
The Company’s cash and cash equivalents, restricted cash, and time deposits are recorded at carrying value, which approximates fair value based on Level 1 measurements.
The Company’s Euro Debt is recorded at carrying value in its consolidated balance sheets, adjusted for foreign currency fluctuations, any unamortized discount, and the unamortized fair value adjustment associated with the early termination of an interest rate swap that was designated as a fair value hedge, which may differ from its fair value. The fair value of the Euro Debt is estimated based on external pricing data, including available quoted market prices of the Euro Debt, and of comparable European debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The following table summarizes the carrying value and the estimated fair value of the Company’s Euro Debt:

	June 29, 2013		March 30, 2013
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)
Euro Debt	$271	$275	$267	$272

(a)	Based on Level 2 measurements.
Unrealized gains or losses on the Company’s Euro Debt do not result in the realization or expenditure of cash, unless the debt is retired prior to its maturity.
Non-financial Assets and Liabilities
The Company’s non-financial instruments, which primarily consist of goodwill, other intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions. No impairment charges were recorded during either of the three months ended June 29, 2013 or June 30, 2012.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Financial Instruments
Derivative Financial Instruments
The Company is exposed to changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and potential changes in the value of reported net assets of certain of its foreign operations, as well as changes in the fair value of its fixed-rate debt relating to changes in interest rates. Consequently, the Company periodically uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of June 29, 2013 and March 30, 2013:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	June 29, 2013	March 30, 2013	June 29, 2013		March 30, 2013		June 29, 2013			March 30, 2013
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value		Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$310	$366	PP	$11	PP	$14	AE	$(1)		AE	$(2)
FC — Other(c)	10	25	—	—	—	—	—	—		AE	(1)
NI — Euro Debt	77	140	—	—	—	—	STD	(275)	(d)	STD	(272)	(d)
Total Designated Hedges	$397	$531		$11		$14		$(276)			$(275)
Undesignated Hedges:
FC — Other(e)	$391	$270	(f)	$11	PP	$1	AE	$(1)		AE	$(2)
Total Hedges	$788	$801		$22		$15		$(277)			$(277)

(a)	FC = Forward foreign currency exchange contracts; NI = Net Investment Hedge; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other current assets; ONCA = Other non-current assets; AE = Accrued expenses and other current liabilities; STD = Current portion of long-term debt.

(c)	Primarily related to designated hedges of foreign currency-denominated intercompany royalty payments and marketing contributions, and other net operational exposures.

(d)
The Company’s Euro Debt is reported at carrying value in the Company’s consolidated balance sheets. The carrying value of the Euro Debt was $271 million and $267 million as of June 29, 2013 and March 30, 2013, respectively. The fair value of the Euro Debt is associated with the entire principal amount of the debt, whereas only a portion of such principal amount was designated as a net investment hedge as of June 29, 2013 and March 30, 2013.

(e)	Primarily related to undesignated hedges of foreign currency-denominated intercompany loans, third-party debt obligations, third-party revenues, and other net operational exposures.

(f)	$6 million included within PP and $5 million included within ONCA.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in the consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of each of its master netting arrangements, as spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of June 29, 2013 and March 30, 2013 would be adjusted from the current gross presentation as detailed in the following table:

	June 29, 2013			March 30, 2013
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Master Netting Agreements	Net Amount
	(millions)
FC - Derivative assets	$22	$(2)	$20	$15	$(3)	$12
FC - Derivative liabilities	$(2)	$2	$—	$(5)	$3	$(2)
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company’s master netting arrangements.
The following table summarizes the gross impact of the effective portion of gains and losses from the Company's derivative instruments on its unaudited interim consolidated financial statements for the three-month periods ended June 29, 2013 and June 30, 2012:

	Gains (Losses) Recognized in OCI		Gains (Losses) Reclassified from AOCI to Earnings		Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Three Months Ended
Derivative Instrument	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(1)	$9	$5	$3	Cost of goods sold
FC — Other	—	(3)	—	2	Foreign currency gains (losses)
	$(1)	$6	$5	$5
Designated Hedge of Net Investment:
Euro Debt	$(1)	$14	$—	$—	(a)
Total Designated Hedges	$(2)	$20	$5	$5

(a)	Amounts would be recognized as a gain (loss) on the sale or liquidation of the hedged net investment.
During the three months ended June 29, 2013, the Company also recorded a foreign currency gain of $2 million associated with the discontinuance of certain cash flow hedges, as the related forecasted transactions were no longer probable of occurring.
Over the next twelve months, it is expected that approximately $11 million of net gains deferred in AOCI related to derivative financial instruments as of June 29, 2013 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impact of gains and losses from the Company's undesignated hedge contracts on its unaudited interim consolidated statements of income for the three-month periods ended June 29, 2013 and June 30, 2012:

	Gains (Losses) Recognized in Earnings		Location of Gains (Losses) Recognized in Earnings
	Three Months Ended
Derivative Instrument	June 29, 2013	June 30, 2012
	(millions)
Undesignated Hedges:
FC — Other	$8	$(2)	Foreign currency gains (losses)
Total Undesignated Hedges	$8	$(2)
The following is a summary of the Company’s risk management strategies and the effect of those strategies on its unaudited interim consolidated financial statements.
Foreign Currency Risk Management
Forward Foreign Currency Exchange Contracts
The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt, and other foreign currency-denominated operational cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, the British Pound Sterling, and the Australian Dollar, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.
Hedge of Net Investment in Certain European Subsidiaries
Historically, the Company designated the entire €209 million principal amount of its outstanding Euro Debt as a hedge of its net investment in certain of its European subsidiaries. Accordingly, changes in the carrying value of the Euro Debt resulting from fluctuations in the Euro exchange rate have been reported in equity as a component of AOCI, as the debt has been a highly effective hedge. In March 2013, the Company de-designated €100 million principal amount of this net investment hedge, in connection with the execution of undesignated forward foreign currency exchange contracts to partially hedge the repayment of the Euro Debt upon its maturity. In May 2013, the Company de-designated an additional €50 million principal amount of this net investment hedge, in connection with the execution of an additional undesignated hedge contract to hedge the repayment of the Euro Debt. As a result, changes in the de-designated portion of the Euro Debt's carrying value resulting from fluctuations in the Euro exchange rate are recorded in earnings within foreign currency gains (losses), and are largely offset by changes in the fair value of the related undesignated forward foreign currency exchange contracts.
Interest Rate Risk Management
Interest Rate Swap Contracts
During the first quarter of Fiscal 2011, the Company entered into a fixed-to-floating interest rate swap with an aggregate notional amount of €209 million, which was designated as a fair value hedge to mitigate its exposure to changes in the fair value of its Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on the Company’s Euro Debt for a variable interest rate. On April 11, 2011, the interest rate swap agreement was terminated by the Company at a loss of $8 million. The related offsetting change in the Euro Debt's fair value was recorded as an adjustment to its carrying value, and is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During each of the three-month periods ended June 29, 2013 and June 30, 2012, $1 million of this fair value adjustment was recognized as interest expense within the Company’s unaudited interim consolidated statements of income.
See Note 3 for further discussion of the Company’s accounting policies relating to its derivative financial instruments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
The following table summarizes the Company’s short-term and non-current investments recorded in the consolidated balance sheets as of June 29, 2013 and March 30, 2013:

	June 29, 2013			March 30, 2013
Type of Investment	Short-term < 1 year	Non-current 1 - 3 years	Total	Short-term < 1 year	Non-current 1 - 3 years	Total
			(millions)
Available-for-Sale:
Government bonds — U.S.	$11	$7	$18	$21	$8	$29
Government bonds — non-U.S.	—	—	—	67	25	92
Corporate bonds — non-U.S.	—	—	—	36	46	82
Variable rate municipal securities — U.S.	—	—	—	17	—	17
Auction rate securities	—	2	2	—	2	2
Total available-for-sale investments	$11	$9	$20	$141	$81	$222
Other:
Time deposits	$400	$—	$400	$184	$—	$184
Total Investments	$411	$9	$420	$325	$81	$406
Available-for-sale investments primarily consist of government and corporate bonds, VRMS, and auction rate securities. The Company’s investments in bonds are diversified across a wide range of high-credit quality U.S. and non-U.S. issuers. The Company does not hold any investments in sovereign debt securities issued by Greece, Ireland, Portugal, Spain, or Italy. VRMS investments represented long-term municipal bonds with interest rates that reset at pre-determined short-term intervals, and could typically be put to the issuer and redeemed for cash upon demand, or shortly thereafter. Auction rate securities also have characteristics similar to short-term investments. However, the Company has classified these securities as non-current investments in its consolidated balance sheets as current market conditions call into question its ability to redeem these investments for cash within the next twelve months.
No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal periods presented. Refer to Note 16 for further detail.
See Note 3 to the Fiscal 2013 10-K for further discussion of the Company’s accounting policies relating to its investments.

14.	Commitments and Contingencies
Lease Obligations

During the three months ended June 29, 2013, the Company entered into a build-to-suit lease for a new flagship store on Fifth Avenue in New York City, which will feature a full assortment of Polo-branded apparel and accessories. The total commitment related to this lease is $235 million, with minimum lease payments of $25 million due each year from Fiscal 2015 through 2019, and aggregate minimum lease payments of $110 million for Fiscal 2020 through Fiscal 2023. The Company will take possession of this property in the second quarter of Fiscal 2014.
Wathne Imports Litigation
On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), the Company's then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Mr. Ralph Lauren, its Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud, and negligent misrepresentation. The complaint originally sought, among other relief, injunctive relief, compensatory damages in excess of $250 million, and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

claims), and seeking similar relief. On February 1, 2006, the Court granted the Company's motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne's motion for a preliminary injunction. Following some discovery, the Company moved for summary judgment on the remaining claims and Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted the Company's summary judgment motion to dismiss most of the claims against the Company, and denied Wathne's cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court's ruling.
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

15.	Equity
Summary of Changes in Equity

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Balance at beginning of period	$3,785	$3,653
Comprehensive income	169	158
Cash dividends declared	(36)	(37)
Repurchases of common stock	(201)	(347)
Stock-based compensation	22	22
Shares issued and tax benefits recognized pursuant to stock-based compensation plans	22	23
Balance at end of period	$3,761	$3,472
Common Stock Repurchase Program
During the three months ended June 29, 2013, 0.9 million shares of Class A common stock were repurchased by the Company at a total cost of $150 million under its common stock repurchase program. The total cost of repurchased shares included a $50 million prepayment made in March 2013 in connection with a share repurchase program with a third-party financial institution, which resulted in the delivery of 0.3 million shares during the three months ended June 29, 2013, based on the volume-weighted average market price of the Company's Class A common stock over a 93-day repurchase term, less a discount of $2.22 per share. Further, in June 2013, the Company prepaid an additional $50 million under a separate share repurchase program with a third-party financial institution, in exchange for the right to receive shares of its Class A common stock at the conclusion of a repurchase term of up to 93 days based on the volume-weighted average market price of its Class A common stock over such term, less a discount of $2.25 per share. No shares have been delivered to the Company pursuant to the June 2013 prepaid share repurchase program as of June 29, 2013. The $50 million prepayment was recorded as a reduction to additional paid-in capital in the Company's

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated balance sheet as of June 29, 2013. The remaining availability under the Company’s common stock repurchase program, including the $50 million prepayment made in June 2013, was approximately $427 million as of June 29, 2013.
In addition, during the three months ended June 29, 2013, 0.3 million shares of Class A common stock at a cost of $51 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”), and its 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”).
During the three months ended June 30, 2012, 2.0 million shares of Class A common stock were repurchased by the Company at a cost of $300 million under its repurchase program. In addition, 0.4 million shares of Class A common stock at a cost of $47 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On May 21, 2012, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.20 per share to $0.40 per share. The first quarter Fiscal 2014 dividend of $0.40 per share was declared on June 18, 2013, was payable to stockholders of record at the close of business on July 1, 2013, and was paid on July 12, 2013. Dividends paid amounted to $36 million and $19 million during the three-month periods ended June 29, 2013 and June 30, 2012, respectively.

16.	Accumulated Other Comprehensive Income
The following table presents the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) on Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2013	$73	$23	$5	$(7)	$94
Other comprehensive loss, net of tax:
Other comprehensive loss before reclassifications(a)	(2)	(1)	(4)	—	(7)
Amounts reclassified from AOCI to earnings	—	(4)	(1)	—	(5)
Other comprehensive loss, net of tax	(2)	(5)	(5)	—	(12)
Balance at June 29, 2013	$71	$18	$—	$(7)	$82

(a)	Amounts are net of taxes, which are immaterial.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings, by component:

	Three Months Ended June 29, 2013	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains on derivative financial instruments:
Forward foreign exchange contracts - inventory purchases	$5	Cost of goods sold
Tax effect	(1)	Provision for income taxes
Net of tax	$4

Gains on available-for-sale securities:
Sales of available-for-sale securities	$1	Interest and other income, net
Tax effect	—	Provision for income taxes
Net of tax	$1

17.	Stock-based Compensation
On August 5, 2010, the Company's stockholders approved the 2010 Incentive Plan, which replaced the Company's 1997 Incentive Plan, as amended. Any new grants are being issued under the 2010 Incentive Plan. However, awards that were outstanding as of August 5, 2010 remain subject to the terms of the 1997 Incentive Plan, as amended. Refer to Note 20 in the Fiscal 2013 10-K for a detailed description of the Company's stock-based compensation awards, including information related to the vesting terms, service and performance conditions, and payout percentages.
Impact on Results
A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Compensation expense	$22	$22
Income tax benefit	$(8)	$(7)
The Company issues its annual grants of stock-based compensation awards in the first half of the fiscal year. Due to the timing of the annual grants, stock-based compensation expense recognized during the three-month period ended June 29, 2013 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2014.
Stock Options
A summary of stock option activity under all plans during the three months ended June 29, 2013 is as follows:

Number of Options
(thousands)
Options outstanding at March 30, 2013	2,954
Granted	13
Exercised	(68)
Cancelled/Forfeited	(16)
Options outstanding at June 29, 2013	2,883

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service-based RSUs and Restricted Stock Awards
The fair values of service-based RSUs are based on the fair value of the Company’s Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those restricted securities that are not entitled to dividend equivalents. The weighted-average grant date fair value of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, was $164.76 per share during the three-month period ended June 29, 2013.
A summary of restricted stock and service-based RSU activity during the three months ended June 29, 2013 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 30, 2013	5	98
Granted	3	—
Vested	(3)	(1)
Nonvested at June 29, 2013	5	97
Performance-based RSUs
The fair value of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier is based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The fair value of the Company's performance-based RSUs with a TSR modifier is determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. Expense is only recorded for awards that are expected to vest, net of estimated forfeitures. The assumptions used to estimate the fair value of performance-based RSUs with a TSR modifier granted during the three months ended June 29, 2013 were as follows:

Three Months Ended
June 29, 2013
Expected term (years)	3.0
Expected volatility	33.1%
Expected dividend yield	0.96%
Risk-free interest rate	0.4%
Weighted-average grant date fair value per share	$171.07
The weighted-average grant date fair value of performance-based RSUs that do not contain a TSR modifier granted during the three months ended June 29, 2013 was $164.49 per share.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of performance-based RSU activity during during the three months ended June 29, 2013 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at March 30, 2013	1,015	73
Granted	115	65
Change due to performance or market conditions achievement	141	—
Vested	(627)	—
Forfeited	(8)	—
Nonvested at June 29, 2013	636	138

18.	Segment Information
The Company has three reportable segments based on its business activities and organization: Wholesale, Retail, and Licensing. These segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s, and children’s apparel, accessories, home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops, and the Company’s owned, licensed, and franchised retail stores in the U.S. and overseas. The Retail segment consists of the Company’s integrated worldwide retail operations, which sell products through its retail stores, its concession-based shop-within-shops, and its e-commerce sites. The stores, concession-based shop-within-shops, and websites sell products purchased from the Company’s licensees, suppliers, and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home, and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographical areas for specified periods.
The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2013 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues, including such sales between segments, are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall branding-related expenses, and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods, as appropriate.
Net revenues and operating income for each of the Company’s segments are as follows:

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Net revenues:
Wholesale	$735	$694
Retail	879	857
Licensing	39	42
Total net revenues	$1,653	$1,593

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Operating income:
Wholesale	$154	$154
Retail	160	179
Licensing	29	29
	343	362
Unallocated corporate expenses	(83)	(70)
Gain on acquisition of Chaps(a)	16	—
Total operating income	$276	$292

(a)	See Note 5 for further discussion of the gain on acquisition of Chaps.
Depreciation and amortization expense for the Company’s segments is as follows:

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Depreciation and amortization:
Wholesale	$17	$17
Retail	28	27
Unallocated corporate expenses	15	12
Total depreciation and amortization	$60	$56
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Net revenues(a):
The Americas(b)	$1,154	$1,075
Europe	310	300
Asia(c)	189	218
Total net revenues	$1,653	$1,593

(a)	Net revenues for certain of the Company’s licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)	Net revenues earned in the U.S. during the three-month periods ended June 29, 2013 and June 30, 2012 were $1.105 billion and $1.037 billion, respectively.

(c)	Includes South Korea, Japan, China, Hong Kong, Macau, Malaysia, the Philippines, Singapore, Taiwan, Thailand, Australia, and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Additional Financial Information
Cash Interest and Taxes

	Three Months Ended
	June 29, 2013	June 30, 2012
	(millions)
Cash paid for interest	$1	$2
Cash paid for income taxes	$36	$78
Non-cash Transactions
Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $48 million and $30 million for three months ended June 29, 2013 and June 30, 2012, respectively. Significant non-cash activities also included the gain recorded in connection with the Chaps Menswear License Acquisition in April 2013 (See Note 5).
There were no other significant non-cash investing or financing activities for the periods presented.

20.	Subsequent Event
On July 1, 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand from a licensed to a wholly-owned operation, the Company acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $13 million (the "Australia and New Zealand Licensed Operations Acquisition"). Oroton was the Company's licensee for Ralph Lauren-branded apparel and accessories in Australia and New Zealand. The Company funded the Australia and New Zealand Licensed Operations Acquisition with available cash on-hand, $11 million of which was paid during the three months ended June 29, 2013. The operating results of this business will be consolidated in the Company's operating results beginning on July 1, 2013. The Company is currently in the process of assessing the fair value of the assets acquired and liabilities assumed.

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

•
a variety of legal, regulatory, tax, political, and economic risks, including risks related to the importation and exportation of products, tariffs, and other trade barriers which our international operations are subject to and other risks associated with our international operations, such as compliance with the Foreign Corrupt Practices Act or violations of other anti-bribery and corruption laws prohibiting improper payments, and the burdens of complying with a variety of foreign laws and regulations, including tax laws, trade and labor restrictions, and related laws that may reduce the flexibility of our business;

•	our intention to introduce new products or enter into or renew alliances and exclusive relationships;

•
our ability to access sources of liquidity to provide for our cash needs, including our debt obligations, payment of dividends, capital expenditures, and potential repurchase of our Class A common stock;

30

•
our ability to make certain strategic acquisitions of selected licenses held by our licensees and successfully integrate the acquired businesses into our existing operations, including our operations in Asia and Latin America, our recently acquired North American Chaps-branded men's sportswear business, and our transition of the licensed business in Australia and New Zealand to a wholly-owned operation in July 2013;

•	our ability to open new retail stores, concession shops, and e-commerce sites in an effort to expand our direct-to-consumer presence;

•	our ability to maintain our credit profile and ratings within the financial community;

•	the potential impact on our operations and customers resulting from natural or man-made disasters; and

•
the impact to our business of events of unrest and instability that are currently taking place in certain parts of the world, as well as from any terrorist action, retaliation, and the threat of further action or retaliation.

These forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013 (the “Fiscal 2013 10-K”). There are no material changes to such risk factors, nor are there any identifiable previously undisclosed risks as set forth in Part II, Item 1A — “Risk Factors” of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
In this Form 10-Q, references to “Ralph Lauren,” “ourselves,” “we,” “our,” “us,” and the “Company” refer to Ralph Lauren Corporation and its subsidiaries (“RLC”), unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2014 will end on March 29, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal year 2013 ended on March 30, 2013 and also was a 52-week period (“Fiscal 2013”). The first quarter of Fiscal 2014 ended on June 29, 2013 and was a 13-week period. The first quarter of Fiscal 2013 ended on June 30, 2012 and was also a 13-week period.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, global economic developments, and a summary of our financial performance for the three-month period ended June 29, 2013. In addition, this section includes a discussion of transactions affecting comparability and recent developments that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three-month period ended June 29, 2013 compared to the three-month period ended June 30, 2012.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of June 29, 2013, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of our cash flows for the three-month period ended June 29, 2013 compared to the three-month period ended June 30, 2012; (iii) an analysis of our liquidity, including common stock repurchases, payments of dividends, our outstanding debt and covenant compliance, and the availability under our credit facilities; and (iv) any material changes in our contractual obligations since the end of Fiscal 2013.

•
Market risk management.    This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, interest rates, and our investments, as well as to the underlying market conditions since the end of Fiscal 2013.

•
Critical accounting policies.    This section discusses any significant changes in our accounting policies since the end of Fiscal 2013. Significant changes include those considered to be important to our results of operations and financial condition for critical accounting policies that require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our audited consolidated financial statements included in our Fiscal 2013 10-K.

•
Recently issued accounting standards.    This section discusses the potential impact to our unaudited interim consolidated financial statements of certain accounting standards that have been recently issued or proposed.

OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including men’s, women’s, and children’s apparel, accessories, fragrances, and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, and international markets. Our brand names include Ralph Lauren Women’s Collection, Purple Label, Black Label, Blue Label, Polo Ralph Lauren, RRL, Ralph Lauren Childrenswear, Lauren by Ralph Lauren, RLX Ralph Lauren, Denim & Supply Ralph Lauren, Ralph Lauren, Chaps, and Club Monaco, among others.
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, representing approximately 45% of our Fiscal 2013 net revenues, consists of sales made principally to major department stores and specialty stores located throughout North America, Europe, Asia, and Latin America. Our Retail business, representing approximately 52% of our Fiscal 2013 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes retail stores located throughout North America, Europe, and Asia; concession-based shop-within-shops located primarily in Asia and Europe; and our retail e-commerce operations in North America, Europe, and Asia. Our Licensing business, representing approximately 3% of our Fiscal 2013 net revenues, consists of royalty-based arrangements under which we license the right to unrelated third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances, in specified geographical areas for specified periods. Approximately 37% of our Fiscal 2013 net revenues were earned in international regions outside of the U.S.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the three-month period ended June 29, 2013 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2014.
Global Economic Developments
As discussed in our Fiscal 2013 10-K, the challenging state of the global economy continues to influence the level of consumer spending on discretionary items. This directly impacts our business, as it is highly dependent on consumer demand for our products. The economic environments in the U.S., Europe, and Asia have continued to be negatively impacted by significant macroeconomic risks, including high rates of unemployment, currency and commodity price volatility, and global economic uncertainty. These risks, combined with ongoing expectations of slow global economic growth, reduced government spending, and increased austerity measures, have adversely affected consumer and business sentiment. As a result, consumer retail traffic has been inconsistent, and the global retail environment remains promotional.
The current global economic environment and fluctuations in consumer confidence have resulted in continued softness in our European wholesale business. In addition, certain of our retail operations have experienced declining comparable store sales and traffic trends. If the global macroeconomic environment remains weak or worsens, the constrained level of worldwide consumer spending and modified consumption behavior will continue to have a negative effect on our sales and operating margin for the remainder Fiscal 2014. We will consistently monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2013 10-K.

Summary of Financial Performance
Operating Results
During the three months ended June 29, 2013, we reported net revenues of $1.653 billion, net income of $181 million, and net income per diluted share of $1.94. This compares to net revenues of $1.593 billion, net income of $193 million, and net income per diluted share of $2.03 during the three months ended June 30, 2012.
Our operating performance for the three months ended June 29, 2013 reflected revenue growth of 3.7%, as increased revenues across our domestic wholesale and retail businesses and our European retail business were partially offset by lower revenues from our European wholesale business and our businesses in Asia, as well as net unfavorable foreign currency effects. Our revenue growth reflected the inclusion of revenues from the previously licensed North American Chaps-branded men's sportswear business ("Chaps Menswear Business") acquired in April 2013 (see "Recent Developments" for further discussion) and the previously licensed business in Latin America acquired in July 2012. Excluding the effects of foreign currency, net revenues increased by 4.8%. Our gross margin percentage declined by 160 basis points to 60.7% during the three months ended June 29, 2013, primarily due to a less favorable product mix driven by the Chaps Menswear Business Acquisition, the unfavorable effects of foreign currency, and a less favorable geographic mix. These declines were partially offset by lower sourcing costs, primarily within our North American wholesale business. Selling, general, and administrative ("SG&A") expenses increased due to incremental costs associated with the newly transitioned operations, including the Chaps Menswear Business, and costs to support our business growth and continued investments in our strategic growth initiatives and infrastructure. In addition, during the three months ended June 29, 2013, we recognized a $16 million gain relating to our acquisition of the Chaps Menswear Business, as discussed within "Results of Operations" below.
Net income declined by $12 million during the three months ended June 29, 2013, as compared to the three months ended June 30, 2012, primarily due to a $16 million decline in operating income, partially offset by a $7 million decrease in our provision for income taxes, which was driven by the overall decline in our operating income coupled with a 20 basis point decrease in our reported effective tax rate. Net income per diluted share also declined due to the effect of lower net income, partially offset by lower weighted-average diluted shares outstanding during the three months ended June 29, 2013.
Financial Condition and Liquidity
We ended the first quarter of Fiscal 2014 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.089 billion, compared to $1.113 billion as of the end of Fiscal 2013. The decline in our net cash and investments position was primarily due to our use of cash to support our common stock repurchases, capital expenditures, and dividend payments, partially offset by our operating cash flows during the three months ended June 29, 2013.
Our equity declined to $3.761 billion as of June 29, 2013 compared to $3.785 billion as of March 30, 2013, primarily due to our share repurchase activity and dividends declared, largely offset by our net income during the three months ended June 29, 2013.
We generated $295 million of cash from operations during the three months ended June 29, 2013, compared to $269 million during the three months ended June 30, 2012. The increase in operating cash flows primarily relates to a net favorable change in our operating assets and liabilities, primarily relating to working capital, partially offset by a decline in our net income before non-cash items during the three months ended June 29, 2013 compared to the prior fiscal year period. We used some of our available cash to support our Class A common stock repurchases of $201 million; to reinvest in our business through $66 million in capital expenditures, primarily associated with our global retail store expansion and construction, our renovation of department store shop-within-shops, investments in our facilities, and enhancements to our global information technology systems; and to make cash dividend payments of $36 million.
Transactions Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month periods ended June 29, 2013 and June 30, 2012 has been affected by certain events, including:

•	the Chaps Menswear License Acquisition in April 2013, as defined below, including a $16 million gain recorded during the three months ended June 29, 2013 in connection with this acquisition;

•
the Rugby Closure Plan, as defined below, which resulted in the closure of 13 of our 14 global freestanding Rugby stores and our related domestic e-commerce site during the second half of Fiscal 2013; and

•	the discontinuance of the majority of products sold under the American Living brand effective for the Fall 2012 selling season.
Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.
Recent Developments
Australia and New Zealand Licensed Operations Acquisition
In July 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand from a licensed to a wholly-owned operation, we acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $13 million (the "Australia and New Zealand Licensed Operations Acquisition"). Oroton was our licensee for Ralph Lauren-branded apparel and accessories in Australia and New Zealand. We funded the Australia and New Zealand Licensed Operations Acquisition with available cash on-hand, $11 million of which was paid during the three months ended June 29, 2013. The operating results of this business will be consolidated in our operating results beginning on July 1, 2013. We are currently in the process of assessing the fair values of the assets acquired and liabilities assumed.
Chaps Menswear License Acquisition
In April 2013, in connection with the transition of the Chaps Menswear Business from a licensed to a wholly-owned operation, we entered into an agreement with The Warnaco Group, Inc. (“Warnaco”), a subsidiary of PVH Corp. (“PVH”), to acquire certain net assets in exchange for an aggregate payment of approximately $18 million (the "Chaps Menswear License Acquisition"). Warnaco was our licensee for Chaps-branded men's sportswear apparel in North America. We funded the Chaps Menswear License Acquisition with available cash on-hand. In connection with the Chaps Menswear License Acquisition, we entered into a transition services agreement with PVH for certain support services related to sourcing, distribution, customer service, finance, and information systems through June 30, 2013. The operating results of the Chaps Menswear Business have been consolidated in our operating results beginning on April 10, 2013.
Wind-down of Rugby
In October 2012, we approved a plan to wind-down our Rugby brand retail operations (the "Rugby Closure Plan"). This decision was primarily based on the results of an analysis of the brand concept, as well as an opportunity to reallocate our resources related to these operations to support other high-growth business opportunities and initiatives. In connection with the Rugby Closure Plan, 13 of our 14 global freestanding Rugby stores and our related domestic e-commerce site located at Rugby.com were closed during the second half of Fiscal 2013. The one remaining Rugby store was closed on June 30, 2013. The Rugby Closure Plan also resulted in a reduction in our workforce of approximately 160 employees.

RESULTS OF OPERATIONS
Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	June 29, 2013	June 30, 2012	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,653	$1,593	$60	3.7%
Cost of goods sold(a)	(649)	(601)	(48)	7.9%
Gross profit	1,004	992	12	1.2%
Gross profit as % of net revenues	60.7%	62.3%		(160 bps)
Selling, general, and administrative expenses(a)	(735)	(693)	(42)	6.0%
SG&A expenses as % of net revenues	44.5%	43.5%		100 bps
Amortization of intangible assets	(9)	(7)	(2)	38.8%
Gain on acquisition of Chaps	16	—	16	NM
Operating income	276	292	(16)	(5.5%)
Operating income as % of net revenues	16.7%	18.3%		(160 bps)
Foreign currency losses	(6)	(3)	(3)	103.8%
Interest expense	(5)	(5)	—	—%
Interest and other income, net	2	1	1	53.8%
Equity in losses of equity-method investees	(2)	(1)	(1)	76.9%
Income before provision for income taxes	265	284	(19)	(6.8%)
Provision for income taxes	(84)	(91)	7	(7.2%)
Effective tax rate(b)	31.7%	31.9%		(20 bps)
Net income	$181	$193	$(12)	(6.6%)
Net income per common share:
Basic	$1.99	$2.10	$(0.11)	(5.2%)
Diluted	$1.94	$2.03	$(0.09)	(4.4%)

(a)	Includes total depreciation expense of $51 million and $49 million for the three-month periods ended ended June 29, 2013 and June 30, 2012, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM     Not meaningful.
Net Revenues.    Net revenues increased by $60 million, or 3.7%, to $1.653 billion for the three months ended June 29, 2013, from $1.593 billion for the three months ended June 30, 2012. Excluding the effect of foreign currency, net revenues increased by $77 million, or 4.8%. Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended
	June 29, 2013	June 30, 2012	$ Change	% Change
	(millions)
Net Revenues:
Wholesale	$735	$694	$41	5.9%
Retail	879	857	22	2.5%
Licensing	39	42	(3)	(8.1%)
Total net revenues	$1,653	$1,593	$60	3.7%
Wholesale net revenues — The net increase primarily reflects:

•
a $68 million net increase related to our business in the Americas, largely due to $53 million of revenues contributed by the previously licensed Chaps Menswear Business acquired in April 2013 and the previously licensed business in Latin America acquired in July 2012. The increase in net revenues also reflected higher domestic revenues from our womenswear, childrenswear, and accessories product lines. These increases were partially offset by lower Home product revenues primarily due to the timing of shipments, as well as the absence of the prior year's revenues due to the discontinuance of the majority of the product categories under the American Living brand after the Summer 2012 selling season.

This net increase was partially offset by:

•
a $15 million net decrease related to our European business on a constant currency basis, driven by reduced shipments across our core menswear, womenswear, and childrenswear product lines, due to the challenging European retail environment and softness in the specialty store business, particularly in Southern Europe;

•	a $9 million net decrease related to our Japanese business on a constant currency basis, primarily due to the impact of our business model shift to the retail concessions-based channel; and

•
a $2 million net decrease in revenues due to net unfavorable foreign currency effects, primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro against the U.S. Dollar during the three months ended June 29, 2013 compared to the related prior fiscal year period.

Retail net revenues — Our reported comparable store sales declined by 1% during the three months ended June 29, 2013, but increased 1% on a constant currency basis. Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closed during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater), or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in their newly renovated state for at least one full fiscal year. Sales from our e-commerce sites are included within comparable store sales for those geographies that have been serviced by the related e-commerce site for at least one full fiscal year. Consolidated comparable store sales information includes our Ralph Lauren stores (including concession-based shop-within-shops), factory stores, Club Monaco stores and e-commerce sites, and certain of our Ralph Lauren e-commerce sites. Sales from our Rugby stores and related e-commerce site, Rugby.com, are no longer included in comparable store sales due to the wind-down of our Rugby brand retail operations in Fiscal 2013.
The net increase in Retail net revenues primarily reflects:

•
a $7 million, or a 1%, net increase in consolidated comparable store sales on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations, partially offset by decreases in comparable store sales from certain of our freestanding Ralph Lauren stores, as well as from our concession shops in Asia; and

36

•
a $31 million, or a 31%, net increase in non-comparable store sales on a constant currency basis, primarily driven by new store openings within the past twelve months, including new store openings in the Asia-Pacific region as part of our plan to reposition and upgrade our existing operations in that region, as well as the growth of our e-commerce operations through our recently launched Ralph Lauren e-commerce site in Japan and expanded distribution in Europe, which more than offset the impact of store closings in connection with the Rugby Closure Plan.

These increases were partially offset by:

•
a $16 million net decrease in revenues due to unfavorable foreign currency effects, comprised of unfavorable effects of $14 million and $2 million related to our comparable and non-comparable store sales, respectively. The unfavorable currency effects primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro and the South Korean Won against the U.S. Dollar during the three months ended June 29, 2013 compared to the related prior fiscal year period.

Our global average store count increased by 36 stores and concession shops during the three months ended June 29, 2013 compared with the three months ended June 30, 2012, primarily due to new store and concession shop openings in Asia and Europe, partially offset by store closures associated with the Rugby Closure Plan in Fiscal 2013. The following table details our retail store and e-commerce presence as of June 29, 2013:

June 29, 2013
Stores:
Freestanding stores	396
Concession shops	505
Total stores	901

E-commerce Sites:
North American sites(a)	3
European sites(b)	3
Asian site(c)	1
Total e-commerce sites	7

(a)	Servicing the U.S. and Canada.

(b)	Servicing Austria, Belgium, France, Germany, Italy, Luxembourg, the Netherlands, Portugal, Spain, and the United Kingdom.

(c)	Servicing Japan.
Licensing revenues — The $3 million net decrease in revenues primarily reflects the transition of certain licensing arrangements, including the Chaps Menswear Business acquired in April 2013, to directly controlled operations, partially offset by higher apparel and fragrance-related royalties.
Gross Profit.    Gross profit increased by $12 million, or 1.2%, to $1.004 billion for the three months ended June 29, 2013, from $992 million for the three months ended June 30, 2012. Gross profit as a percentage of net revenues decreased by 160 basis points to 60.7% for the three months ended June 29, 2013, from 62.3% for the three months ended June 30, 2012, primarily due to primarily due to a less favorable product mix driven by the Chaps Menswear Business Acquisition, the unfavorable effects of foreign currency, and a less favorable geographic mix. These declines were partially offset by lower sourcing costs, primarily within our North American wholesale business.
Selling, General and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debts, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $42 million, or 6.0%, to $735 million for the three months ended June 29, 2013, from $693 million for the three months ended June 30, 2012. This increase included a net favorable foreign currency effect of $11 million, primarily related to the weakening of the Japanese Yen against the U.S. Dollar during the three months ended June 29, 2013 as compared to the related prior fiscal year period. Excluding the effect of foreign currency, SG&A expenses increased by $53 million, or 7.6%.

SG&A expenses as a percentage of net revenues increased to 44.5% in the three months ended June 29, 2013, from 43.5% in the three months ended June 30, 2012. The 100 basis point increase was primarily due to an increase in operating expenses attributable to our recent acquisitions and new business initiatives, as well as the growth in our retail business (which typically carries a higher operating expense margin), partially offset by operating leverage on higher net revenues.
The $42 million increase in SG&A expenses was driven by:

Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012
(millions)
SG&A expense category:
Compensation-related expenses(a)	$14
Operating expenses related to Chaps Menswear Business	6
Acquisition-related costs(b)	6
Selling expenses	5
Depreciation and amortization expense	4
Marketing, advertising, and promotional expenses	6
Other	1
Total change in SG&A expenses	$42

(a)	Primarily related to increased salaries and related expenses to support business growth.

(b)
Related to acquisition-related costs for the Chaps Menswear License Acquisition in April 2013 and pre-acquisition costs for the Australia and New Zealand Licensed Operations Acquisition in July 2013 (see Note 5 and Note 20, respectively, to the accompanying unaudited interim consolidated financial statements).

Amortization of Intangible Assets.    Amortization of intangible assets increased by $2 million, or 38.8%, to $9 million for the three months ended June 29, 2013, from $7 million for the three months ended June 30, 2012. This increase was primarily due to amortization of the intangible asset acquired in connection with the Chaps Menswear License Acquisition in April 2013.
Gain on Acquisition of Chaps. During the three months ended June 29, 2013, we recorded a $16 million gain on the Chaps Menswear License Acquisition, representing the difference between the acquisition date fair value of net assets acquired and the contractually-defined purchase price under the Company's license agreement with Warnaco, which granted the Company the right to early-terminate the license upon PVH's acquisition of Warnaco in February 2013 (see Note 5 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $16 million, or 5.5%, to $276 million for the three months ended June 29, 2013, from $292 million for the three months ended June 30, 2012. Operating income as a percentage of net revenues decreased 160 basis points to 16.7% for the three months ended June 29, 2013, from 18.3% for the three months ended June 30, 2012. The decrease in operating income as a percentage of net revenues primarily reflected the decline in our gross profit margin, and higher SG&A expenses as a percentage of revenue, as previously discussed.

Operating income and margin for our three business segments is provided below:

	Three Months Ended
	June 29, 2013		June 30, 2012
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$154	21.0%	$154	22.1%	$—	(110 bps)
Retail	160	18.2%	179	20.9%	(19)	(270 bps)
Licensing	29	74.4%	29	70.0%	—	440 bps
	343		362		(19)
Unallocated corporate expenses	(83)		(70)		(13)
Gain on acquisition of Chaps	16		—		16
Total operating income	$276	16.7%	$292	18.3%	$(16)	(160 bps)
Wholesale operating margin declined by 110 basis points, primarily due to an increase in SG&A expenses as a percentage of net revenues, largely due to incremental operating expenses associated with the Chaps Menswear Business acquired in April 2013. The decline in Wholesale operating margin was also due to a lower gross margin, attributable to a less favorable product mix driven by the Chaps Menswear Business Acquisition, and a less favorable customer mix within our European business. These decreases were partially offset by lower sourcing costs, primarily within our North American business.
Retail operating margin declined by 270 basis points, largely due to a lower gross margin, which was primarily attributable to a less favorable geographic mix driven by our businesses in Asia, and the unfavorable effect of foreign currency. The decline in Retail operating margin was also due to an increase in SG&A expenses as a percentage of net revenues, primarily driven by higher marketing, advertising, and promotional expenses and selling expenses.
Licensing operating margin increased by 440 basis points, primarily due to reduced operating expenses reflecting the transition of certain licensing arrangements to wholly-owned operations, partially offset by lower net revenues.
Unallocated corporate expenses increased by $13 million, primarily due to increased compensation-related costs and acquisition-related costs for previously licensed businesses.
Gain on acquisition of Chaps was $16 million for the three months ended June 29, 2013 and is further described above (see Note 5 to the accompanying unaudited interim consolidated financial statements).
Foreign Currency Losses.    The effect of foreign currency exchange rate fluctuations resulted in a loss of $6 million for the three months ended June 29, 2013, compared to a loss of $3 million for the three months ended June 30, 2012. The higher foreign currency losses were primarily related to the settlement of foreign currency-denominated third-party and intercompany receivables and payables. Foreign currency gains and losses do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars.
Interest Expense.    Interest expense remained consistent at $5 million during both the three months ended June 29, 2013 and the three months ended June 30, 2012, and was largely comprised of interest expense related to our Euro Debt.
Interest and Other Income, net.    Interest and other income, net, increased to $2 million for the three months ended June 29, 2013, from $1 million for the three months ended June 30, 2012, which reflected higher interest income earned on certain bank deposits and gains on sales of certain available-for-sale securities.
Equity in Losses of Equity-Method Investees.    The equity in losses of equity-method investees of $2 million and $1 million for the three months ended June 29, 2013 and June 30, 2012, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L., which is accounted for under the equity method of accounting.
Provision for Income Taxes.    The provision for income taxes decreased by $7 million, or 7.2%, to $84 million for the three months ended June 29, 2013, from $91 million for the three months ended June 30, 2012. The decrease in the provision for income taxes was primarily due to the decline in the overall level of our pretax income, coupled with a decrease in our reported effective tax rate of 20 basis points, to 31.7% for the three months ended June 29, 2013, from 31.9% for the three months ended June 30, 2012. The lower effective tax rate for the three months ended June 29, 2013 was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income declined by $12 million, or 6.6%, to $181 million for the three months ended June 29, 2013, from $193 million for the three months ended June 30, 2012. The decline in net income was primarily driven by the $16 million decrease in operating income, partially offset by the $7 million decline in the provision for income taxes, both as previously discussed.
Net Income per Diluted Share.    Net income per diluted share decreased by $0.09, or 4.4%, to $1.94 per share for the three months ended June 29, 2013, from $2.03 per share for the three months ended June 30, 2012. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended June 29, 2013 driven by our share repurchases over the last twelve months.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition

	June 29, 2013	March 30, 2013	$ Change
	(millions)
Cash and cash equivalents	$940	$974	$(34)
Short-term investments	411	325	86
Non-current investments	9	81	(72)
Current portion of long-term debt	(271)	(267)	(4)
Net cash and investments(a)	$1,089	$1,113	$(24)
Equity	$3,761	$3,785	$(24)

(a)	“Net cash and investments” is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.
The decline in our net cash and investments position at June 29, 2013 as compared to March 30, 2013 was primarily due to our use of cash to support our Class A common stock repurchases of $201 million, to invest in our business through $66 million in capital expenditures, and to make cash dividend payments of $36 million. These declines were partially offset by our operating cash flows during the three months ended June 29, 2013.
The decrease in equity was primarily attributable to our share repurchase activity and dividends declared, largely offset by our net income during the three months ended June 29, 2013.

Cash Flows

	Three Months Ended
	June 29, 2013	June 30, 2012	$ Change
	(millions)
Net cash provided by operating activities	$295	$269	$26
Net cash used in investing activities	(107)	(121)	14
Net cash used in financing activities	(217)	(346)	129
Effect of exchange rate changes on cash and cash equivalents	(5)	(5)	—
Net decrease in cash and cash equivalents	$(34)	$(203)	$169
Net Cash Provided by Operating Activities.    Net cash provided by operating activities increased to $295 million during the three months ended June 29, 2013, as compared to $269 million during the three months ended June 30, 2012. This net increase in cash provided by operating activities was primarily driven by a net improvement in our operating assets and liabilities, including working capital, largely due to an increase related to income tax receivables and payables primarily related to the timing of payments, partially offset by a decline related to changes in accounts receivable, reflecting lower cash collections compared to the prior fiscal year period. The increase in cash provided by operating activities was partially offset by a decline in net income before non-cash items.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $107 million during the three months ended June 29, 2013, as compared to $121 million during the three months ended June 30, 2012. The net decrease in cash used in investing activities was primarily driven by:

•
a $53 million increase in proceeds from sales and maturities of investments, less cash used to purchase investments. During the three months ended June 29, 2013, we made net investment purchases of $7 million, as compared to net purchases of $60 million during the three months ended June 30, 2012.

The above increase in cash was partially offset by:

•
a $25 million increase in cash used to fund our acquisitions and ventures. During the three months ended June 29, 2013, we used $32 million of cash to fund our acquisitions and ventures, including $18 million to fund the Chaps Menswear License Acquisition, $11 million to fund the July 2013 Australia and New Zealand Licensed Operations Acquisition, as well as amounts to support the continued funding of our joint venture, the RL Watch Company. During the three months ended June 30, 2012, we used $7 million of cash, primarily in connection with our acquisition of the previously licensed business in Latin America, and to fund the operations of the RL Watch Company; and

•	a $10 million decline related to our restricted cash deposits.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $217 million during the three months ended June 29, 2013, as compared to $346 million during the three months ended June 30, 2012. The net decrease in cash used in financing activities was primarily driven by:

•
a decline in cash used to repurchase shares of our Class A common stock. During the three months ended June 29, 2013, we used $100 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $51 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”) and our 2010 Long-Term Stock Incentive Plan (the “2010 Incentive Plan”). In addition, during the three months ended June 29, 2013, we made a $50 million payment to fund our June 2013 prepaid share repurchase program, as discussed within our "Liquidity" discussion below. On a comparative basis, during the three months ended June 30, 2012, we used $300 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $47 million in shares of Class A common stock were surrendered or withheld for taxes; partially offset by:

•	an increase in cash used to pay dividends. During the three months ended June 29, 2013, we used $36 million to pay dividends as compared to $19 million during the three months ended June 30, 2012.

Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, the $500 million available under our Global Credit Facility (as defined below), the availability under our Pan-Asia Credit Facilities (as defined below), our available cash and cash equivalents and short-term investments, our other investments, and our other available financing options. The majority of our cash and short-term investments are held outside the U.S. in jurisdictions where we intend to permanently reinvest any undistributed earnings to support our continued growth. However, we are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-within-shops, investment in technological infrastructure, acquisitions, joint ventures, payment of dividends, debt repayment/repurchase, common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities. We believe that our existing sources of cash, as well as our ability to access capital markets, will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, including the repayment of our Euro debt upon its maturity in October 2013, the ongoing development of our recently acquired businesses, and our plans for further business expansion.
As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit borrowings outstanding under our Global Credit Facility or our Pan-Asia Credit Facilities as of June 29, 2013. We may elect to draw on our credit facilities or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions), or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
We believe that our Global Credit Facility is adequately diversified with no undue concentrations in any one financial institution. In particular, as of June 29, 2013, there were ten financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 16%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
Common Stock Repurchase Program
During the three months ended June 29, 2013, we repurchased 0.9 million shares of our Class A common stock at a total cost of $150 million under our common stock repurchase program. The total cost of repurchased shares included a $50 million prepayment we made in March 2013 in connection with a share repurchase program with a third-party financial institution, which resulted in the delivery of 0.3 million shares during the three months ended June 29, 2013, based on the volume-weighted average market price of our Class A common stock over a 93-day repurchase term, less a discount of $2.22 per share. Further, in June 2013, we prepaid an additional $50 million under a separate share repurchase program with a third-party financial institution, in exchange for the right to receive shares of our Class A common stock at the conclusion of a repurchase term of up to 93 days based on the volume-weighted average market price of our Class A common stock over such term, less a discount of $2.25 per share. No shares have been delivered to us pursuant to the June 2013 prepaid share repurchase program as of June 29, 2013. The $50 million prepayment was recorded as a reduction to additional paid-in capital in our consolidated balance sheet as of June 29, 2013. The remaining availability under our common stock repurchase program, including the $50 million prepayment made in June 2013, was approximately $427 million as of June 29, 2013.
In addition, during the three months ended June 29, 2013, 0.3 million shares of Class A common stock at a cost of $51 million were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On May 21, 2012, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.20 per share to $0.40 per share. The first quarter Fiscal 2014 dividend of $0.40 per share was declared on June 18, 2013, was payable to stockholders of record at the close of business on June 28, 2013, and was paid on July 12, 2013. Dividends paid amounted to $36 million during the three months ended June 29, 2013 and $19 million during the three months ended June 30, 2012.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.

Debt and Covenant Compliance
Euro Debt
As of June 29, 2013, we had outstanding €209 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). We have the option to redeem all of the outstanding Euro Debt at any time at a redemption price equal to the principal amount plus a premium. We also have the option to redeem all of the outstanding Euro Debt at any time at par plus accrued interest in the event of certain developments involving U.S. tax law. Partial redemption of the Euro Debt is not permitted in either instance. In the event of a change of control, each holder of the Euro Debt has the option to require us to redeem the Euro Debt at its principal amount plus accrued interest. The indenture governing the Euro Debt (the “Indenture”) contains certain limited covenants that restrict our ability, subject to specified exceptions, to incur liens or enter into a sale and leaseback transaction for any principal property. The Indenture does not contain any financial covenants.
As of June 29, 2013 and March 30, 2013, the carrying value of our Euro Debt was $271 million and $267 million, respectively, and was classified as current portion of long-term debt in our consolidated balance sheets.
Revolving Credit Facilities
Global Credit Facility
We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, and is also used to support the issuance of letters of credit (the “Global Credit Facility”). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars and Japanese Yen. We have the ability to expand the borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of June 29, 2013, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $9 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of June 29, 2013, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under our Global Credit Facility.
Pan-Asia Credit Facilities
Certain of our subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the “Banks”) in China, Malaysia, South Korea, and Taiwan (the “Pan-Asia Credit Facilities”). These credit facilities may be used to fund general working capital and corporate needs of our operations in the respective regions. Borrowings under the Pan-Asia Credit Facilities are guaranteed by us and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. Our Pan-Asia Credit Facilities by country are as follows:

•
Chinese Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 9, 2014. The Chinese Credit Facility may also be used to support bank guarantees. The Chinese Credit Facility was renewed on April 10, 2013 with the same terms and borrowing capacity as the prior facility that expired on such date.

•	Malaysia Credit Facility — provides Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $5 million) through September 13, 2013.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $10 million) through October 31, 2013.

43

•
Taiwan Credit Facility — provides Ralph Lauren (Hong Kong) Retail Company Limited, Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 23, 2013.

As of June 29, 2013, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
Refer to Note 14 of the Fiscal 2013 10-K for detailed disclosure of the terms and conditions of our debt and credit facilities.
Contractual Obligations
Lease Obligations

During the three months ended June 29, 2013, we entered into a build-to-suit lease for a new flagship store on Fifth Avenue in New York City, which will feature a full assortment of Polo-branded apparel and accessories. The total commitment related to this lease is $235 million, with minimum lease payments of $25 million due each year from Fiscal 2015 through Fiscal 2019, and aggregate minimum lease payments of $110 million for Fiscal 2020 through Fiscal 2023. We will take possession of this property in the second quarter of Fiscal 2014.
Refer to the Contractual and Other Obligations disclosure within the Financial Condition and Liquidity section of the Fiscal 2013 10-K for detailed disclosure of our other lease commitments and contractual obligations as of March 30, 2013.
MARKET RISK MANAGEMENT
As discussed in Note 16 to our audited consolidated financial statements included in our Fiscal 2013 10-K and Note 13 to the accompanying unaudited interim consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to fluctuations in interest rates. Consequently, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon evaluation of their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 29, 2013. However, we do have in aggregate approximately $20 million of derivative instruments in net asset positions with seven creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange derivative contracts. Refer to Note 13 to the accompanying unaudited interim consolidated financial statements for a summary of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of June 29, 2013.
Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory purchases, intercompany royalty payments made by certain of our international operations, intercompany contributions made to fund certain marketing efforts of our international operations, and other foreign currency-denominated operational cash flows. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, the British Pound Sterling, and the Australian Dollar, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

Our foreign exchange risk management activities are governed by our Company's established policies and procedures. These policies and procedures provide a framework that allows for the management of currency exposures while ensuring the activities are conducted within our established guidelines. Our policies include guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including. but not limited to, authorization levels, transaction limits, and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques, including a periodic review of market values and sensitivity analyses.
Hedge of Net Investment in Certain European Subsidiaries
As of June 29, 2013, €59 million of our Euro Debt's principal amount of €209 million was designated as a hedge of our net investment in certain of our European subsidiaries. Changes in the fair value of a derivative instrument or foreign currency-related changes in the carrying value of a non-derivative financial instrument (such as debt) that is designated as a hedge of a net investment in a foreign operation are reported in the same manner as a translation adjustment, to the extent it is effective as a hedge. As such, changes in the designated portion of the Euro Debt's carrying value resulting from changes in the Euro exchange rate have been, and continue to be, reported in equity as a component of AOCI, as the debt has been a highly effective hedge. We recorded the translation of the designated portion of the Euro Debt to U.S. Dollars within other comprehensive income (loss), resulting in a loss of $1 million during the three months ended June 29, 2013 and a gain of $14 million during the three months ended June 30, 2012. Refer to Note 13 to the accompanying unaudited interim consolidated financial statements for further information.
Interest Rate Risk Management
During the first quarter of Fiscal 2011, we entered into a fixed-to-floating interest rate swap with an aggregate notional amount of €209 million, which was designated as a fair value hedge to mitigate our exposure to changes in the fair value of our Euro Debt due to changes in the benchmark interest rate. The interest rate swap was executed to swap the 4.5% fixed interest rate on our Euro Debt for a variable interest rate. On April 11, 2011, we terminated the interest rate swap agreement at a loss of $8 million. The related fair value adjustment to the carrying value of our Euro Debt is being recognized within interest expense over the remaining term of the debt, through October 4, 2013. During each of the three-month periods ended June 29, 2013 and June 30, 2012, $1 million of this fair value adjustment was recognized as interest expense within our unaudited interim consolidated statements of income.
As of June 29, 2013, there have been no other significant changes in our interest rate and foreign currency exposures, or in the types of derivative instruments used to hedge such exposures.
See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.
Investment Risk Management
As of June 29, 2013, we had cash and cash equivalents on-hand of $940 million, primarily invested in money market funds, time deposits, and treasury bills with original maturities of 90 days or less. Our other significant investments included $411 million of short-term investments, primarily in time deposits and government bonds with original maturities greater than 90 days; $44 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; $7 million of investments with maturities greater than one year; and $2 million of auction rate securities issued through a municipality.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. As of June 29, 2013, we do not hold any investments in sovereign debt securities issued by Greece, Ireland, Portugal, Spain, or Italy. See Note 13 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of June 29, 2013.
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
CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2013 10-K. Our estimates are often based on complex judgments, probabilities, and assumptions that our management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Fiscal 2013 10-K. There have been no significant changes in the application of our critical accounting policies since March 30, 2013.
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
The Company carried out an evaluation based on criteria established in the original Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of June 29, 2013. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 29, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a new global operating and financial reporting information technology system as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During the first quarter of Fiscal 2014, we started the beginning phases of this implementation effort which involves the migration of certain areas of our business to the new system, including global merchandise procurement and customer order management and record-to-report for our North American wholesale operations, which is scheduled to occur in stages through Fiscal 2015. As the phased implementation of this new system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes in internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

Chaps Menswear License Acquisition
In April 2013, we acquired control of the North American Chaps-branded men's sportswear business from The Warnaco Group, Inc. (“Warnaco”), a subsidiary of PVH Corp. (“PVH”), that was formerly conducted under a licensed arrangement (the "Chaps Menswear License Acquisition,” as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). We are in the process of evaluating internal controls of the acquired business and developing the supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, finance, and other administrative areas to support this business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to the information disclosed under Item 3 — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. The following is a summary of recent litigation developments.
Wathne Imports Litigation
On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), our then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Mr. Ralph Lauren, our Chairman and Chief Executive Officer, asserting, among other things, federal trademark law violations, breach of contract, breach of obligations of good faith and fair dealing, fraud, and negligent misrepresentation. The complaint originally sought, among other relief, injunctive relief, compensatory damages in excess of $250 million, and punitive damages of not less than $750 million. On September 13, 2005, Wathne withdrew this complaint from the U.S. District Court and filed a complaint in the Supreme Court of the State of New York, New York County, making substantially the same allegations and claims (excluding the federal trademark claims), and seeking similar relief. On February 1, 2006, the Court granted our motion to dismiss all of the causes of action, including the cause of action against Mr. Lauren, except for breach of contract related claims, and denied Wathne's motion for a preliminary injunction. Following some discovery, we moved for summary judgment on the remaining claims and Wathne cross-moved for partial summary judgment. In an April 11, 2008 Decision and Order, the Court granted our summary judgment motion to dismiss most of the claims against us, and denied Wathne's cross-motion for summary judgment. Wathne appealed the dismissal of its claims to the Appellate Division of the Supreme Court. Following a hearing on May 19, 2009, the Appellate Division issued a Decision and Order on June 9, 2009 which, in large part, affirmed the lower Court's ruling.
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
The Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013 contains a detailed discussion of certain risk factors that could materially adversely affect the Company’s business, operating results, and/or financial condition. There are no material changes to the risk factors previously disclosed, nor has the Company identified any previously undisclosed risks that could materially adversely affect the Company’s business, operating results, and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company’s Class A common stock during the fiscal quarter ended June 29, 2013:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
					(millions)
March 31, 2013 to April 27, 2013	—		$—	—	$577
April 28, 2013 to May 25, 2013	55,090		181.54	55,090	567
May 26, 2013 to June 29, 2013	1,094,286	(1), (2)	174.90	798,925	427	(3)
	1,149,376			854,015

(1)
Includes approximately 0.3 million shares surrendered to, or withheld, by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan and the 1997 Long-Term Stock Incentive Plan, as amended.

(2)
Includes approximately 0.3 million shares received in June 2013 at the conclusion of the 93-day repurchase term under a $50 million prepaid share repurchase program entered into with a third-party financial institution in March 2013.

(3)
The remaining value of shares authorized for repurchase was reduced by a $50 million payment made under a prepaid share repurchase program entered into with a third-party financial institution in June 2013, in exchange for the right to receive shares of Class A common stock at the conclusion of the repurchase term of up to 93 days.

Item 6.	Exhibits.

10.1	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 8, 2013.
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Christopher H. Peterson, Senior Vice President and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Christopher H. Peterson, Senior Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 29, 2013 and March 30, 2013, (ii) the Consolidated Statements of Income for the three-month periods ended June 29, 2013 and June 30, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three-month periods ended June 29, 2013 and June 30, 2012, (iv) the Consolidated Statements of Cash Flows for the three-month periods ended June 29, 2013 and June 30, 2012, and (v) the Notes to Consolidated Financial Statements.

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
Date: August 8, 2013

