Form 10-Q
period 2013-09-28
RALPH LAUREN CORP
filed 2013-11-06
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 1, 2013, 60,459,130 shares of the registrant’s Class A common stock, $.01 par value, and 29,881,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 4.	Controls and Procedures	54

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6.	Exhibits	57
Signatures		58

EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 28, 2013	March 30, 2013
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$839	$974
Short-term investments	572	325
Accounts receivable, net of allowances of $285 million and $245 million	577	458
Inventories	1,215	896
Income tax receivable	34	29
Deferred tax assets	119	120
Prepaid expenses and other current assets	202	161
Total current assets	3,558	2,963
Non-current investments	7	81
Property and equipment, net	1,280	932
Deferred tax assets	22	22
Goodwill	967	968
Intangible assets, net	318	328
Other non-current assets	114	124
Total assets	$6,266	$5,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$283	$267
Accounts payable	219	147
Income tax payable	22	43
Accrued expenses and other current liabilities	694	664
Total current liabilities	1,218	1,121
Long-term debt	300	—
Non-current liability for unrecognized tax benefits	155	150
Other non-current liabilities	602	362
Commitments and contingencies (Note 14)
Total liabilities	2,275	1,633
Equity:
Class A common stock, par value $.01 per share; 94.5 million and 93.6 million shares issued; 60.5 million and 61.0 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 29.9 million shares issued and outstanding	—	—
Additional paid-in-capital	1,884	1,752
Retained earnings	4,961	4,647
Treasury stock, Class A, at cost; 34.0 million and 32.6 million shares	(2,969)	(2,709)
Accumulated other comprehensive income	114	94
Total equity	3,991	3,785
Total liabilities and equity	$6,266	$5,418
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions, except per share data) (unaudited)
Net sales	$1,872	$1,816	$3,486	$3,367
Licensing revenue	43	46	82	88
Net revenues	1,915	1,862	3,568	3,455
Cost of goods sold(a)	(831)	(767)	(1,480)	(1,368)
Gross profit	1,084	1,095	2,088	2,087
Selling, general, and administrative expenses(a)	(779)	(741)	(1,514)	(1,434)
Amortization of intangible assets	(10)	(6)	(19)	(13)
Gain on acquisition of Chaps	—	—	16	—
Total other operating expenses, net	(789)	(747)	(1,517)	(1,447)
Operating income	295	348	571	640
Foreign currency gains (losses)	1	—	(5)	(3)
Interest expense	(7)	(6)	(12)	(11)
Interest and other income, net	2	2	4	3
Equity in losses of equity-method investees	(3)	(2)	(5)	(3)
Income before provision for income taxes	288	342	553	626
Provision for income taxes	(83)	(128)	(167)	(219)
Net income	$205	$214	$386	$407
Net income per common share:
Basic	$2.28	$2.34	$4.27	$4.44
Diluted	$2.23	$2.29	$4.17	$4.32
Weighted average common shares outstanding:
Basic	90.4	91.3	90.6	91.7
Diluted	92.2	93.4	92.6	94.2
Dividends declared per common share	$0.40	$0.40	$0.80	$0.80
(a) Includes total depreciation expense of:	$(56)	$(51)	$(107)	$(100)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions) (unaudited)
Net income	$205	$214	$386	$407
Other comprehensive income, net of tax:
Foreign currency translation adjustments	50	42	48	1
Net losses on derivative financial instruments	(18)	(9)	(23)	(3)
Net gains (losses) on available-for-sale investments	—	3	(5)	3
Other comprehensive income, net of tax	32	36	20	1
Total comprehensive income	$237	$250	$406	$408

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 28, 2013	September 29, 2012
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$386	$407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	126	113
Deferred income tax expense (benefit)	(16)	5
Equity in losses of equity-method investees	5	3
Non-cash stock-based compensation expense	43	43
Gain on acquisition of Chaps	(16)	—
Excess tax benefits from stock-based compensation arrangements	(20)	(26)
Other non-cash benefits, net	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(93)	(56)
Inventories	(271)	(216)
Accounts payable and accrued liabilities	61	37
Income tax receivables and payables	(12)	(10)
Deferred income	(11)	(16)
Other balance sheet changes, net	38	24
Net cash provided by operating activities	220	307
Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired and purchase price settlements	(36)	(10)
Purchases of investments	(644)	(609)
Proceeds from sales and maturities of investments	492	647
Capital expenditures	(214)	(117)
Change in restricted cash deposits	(6)	7
Net cash used in investing activities	(408)	(82)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	300	—
Payments of capital lease obligations	(5)	(4)
Payments of dividends	(73)	(55)
Repurchases of common stock, including shares surrendered for tax withholdings	(210)	(347)
Proceeds from exercise of stock options	19	26
Excess tax benefits from stock-based compensation arrangements	20	26
Net cash provided by (used in) financing activities	51	(354)
Effect of exchange rate changes on cash and cash equivalents	2	1
Net decrease in cash and cash equivalents	(135)	(128)
Cash and cash equivalents at beginning of period	974	672
Cash and cash equivalents at end of period	$839	$544
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
The Company classifies its businesses into three segments: Wholesale, Retail, and Licensing. The Company’s wholesale sales are made principally to major department stores and specialty stores located mainly throughout North America, Europe, Asia, and Latin America. The Company also sells directly to consumers through its integrated retail channel, which includes retail stores located throughout North America, Europe, Asia, Australia, and New Zealand; concession-based shop-within-shops located in Asia, Australia, New Zealand, and Europe; and its retail e-commerce operations in North America, Europe, and Asia. The Company also licenses the right to unrelated third parties to operate retail stores and to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances, in specified geographic areas for specified periods.

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
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2014 will end on March 29, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal year 2013 ended on March 30, 2013 and was also a 52-week period (“Fiscal 2013”). The second quarter of Fiscal 2014 ended on September 28, 2013 and was a 13-week period. The second quarter of Fiscal 2013 ended on September 29, 2012 and was also a 13-week period.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Seasonality of Business
The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company’s operating results and cash flows for the six months ended September 28, 2013 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2014.

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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative (“SG&A”) expenses in the unaudited interim consolidated statements of income. Shipping costs were $9 million during each of the three-month periods ended September 28, 2013 and September 29, 2012, and $17 million during each of the six-month periods ended September 28, 2013 and September 29, 2012. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges (“handling costs”) are also included in SG&A expenses. Handling costs were $52 million and $91 million during the three-month and six-month periods ended September 28, 2013, respectively, and $38 million and $74 million during the three-month and six-month periods ended September 29, 2012, respectively. Shipping and handling costs billed to customers are included in revenue.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Basic shares	90.4	91.3	90.6	91.7
Dilutive effect of stock options, restricted stock and RSUs	1.8	2.1	2.0	2.5
Diluted shares	92.2	93.4	92.6	94.2
All earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of September 28, 2013 and September 29, 2012, there were approximately 1.2 million and 1.3 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs which were excluded from the diluted share calculations.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Beginning reserve balance	$245	$228	$230	$247
Amount charged against revenue to increase reserve	219	191	379	329
Amount credited against customer accounts to decrease reserve	(196)	(172)	(343)	(323)
Foreign currency translation	2	4	4	(2)
Ending reserve balance	$270	$251	$270	$251
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions, among other factors. The Company’s allowance for doubtful accounts was $15 million as of both September 28, 2013 and March 30, 2013. The changes in the allowance for doubtful accounts were not material during the three-month and six-month periods ended September 28, 2013 and September 29, 2012.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores located mainly throughout North America, Europe, Asia, and Latin America, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In the Company’s wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2013, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% of its total net revenues. Further, the Company's sales to its three key wholesale customers, including Macy's, represented approximately 20% of total net revenues during Fiscal 2013. As of September 28, 2013, these three key wholesale customers represented approximately 35% of gross accounts receivable.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each derivative instrument entered into by the Company that qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative instrument that is designated as a hedge, the Company formally documents the related risk management objective and strategy, including identification of the hedging instrument, the hedged item, and the risk exposure, as well as how hedge effectiveness will be assessed prospectively and retrospectively over the term of the instrument. To assess the effectiveness of derivative instruments that are designated as hedges, the Company uses regression analysis, a statistical method, to compare the change in the fair value of the derivative instrument to the change in the fair value or cash flows of the related hedged item. The extent to which a hedging instrument has been and is expected to continue to be highly effective in achieving offsetting changes in fair value or cash flows is assessed and documented by the Company on at least a quarterly basis.
To the extent that a derivative instrument designated as a cash flow hedge is not considered to be effective, any change in its fair value relating to such ineffectiveness is immediately recognized in earnings within foreign currency gains (losses). If it is determined that a derivative instrument has not been highly effective, and will continue not to be highly effective in hedging the designated exposure, hedge accounting is discontinued and further gains (losses) are recognized in earnings within foreign currency gains (losses). Upon discontinuance of hedge accounting, the cumulative change in fair value of the derivative instrument previously recorded in AOCI is recognized in earnings when the related hedged item affects earnings, consistent with the original hedging strategy, unless the forecasted transaction is no longer probable of occurring, in which case the accumulated amount is immediately recognized in earnings within foreign currency gains (losses).
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

•
Intercompany Royalty Payments and Marketing Contributions — Recognized within foreign currency gains (losses) generally in the period in which the related payments or contributions being hedged are received or paid.

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
Disclosure of Offsetting Assets and Liabilities
In December 2011, the FASB issued new, expanded disclosure requirements for financial instruments surrounding an entity’s rights of offset and related counterparty arrangements as ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of both “gross” and “net” information for recognized financial instruments (including derivatives) that are (i) eligible for offset and presented “net” in the balance sheet or (ii) subject to enforceable master netting agreements, irrespective of whether an entity actually offsets and “net presents” such instruments in the balance sheet. ASU 2011-11 also requires disclosure of any collateral received or posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which limited the scope of ASU 2011-11 to derivatives accounted for in accordance with ASC topic 815, “Derivatives and Hedging,” and securities borrowing and lending transactions. The Company adopted the provisions of ASU 2011-11 as of the beginning of the first quarter of Fiscal 2014, which resulted in expanded financial instrument disclosures (see Note 13) but did not have an impact on the Company's unaudited interim consolidated financial statements.
Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires disclosure of significant amounts reclassified out of AOCI by component. If the amounts are required to be reclassified from AOCI to net income in their entirety in the same reporting period, the effect of such reclassifications on the relevant line items of net income must be presented either on the face of the financial statements or in the notes. For amounts that are not required to be reclassified to net income in their entirety in the same reporting period, cross-references to other disclosures that provide additional details about such reclassifications are required. ASU 2013-02 did not change the requirements for determining or reporting net income or OCI. The Company adopted the provisions of ASU 2013-02 as of the beginning of the first quarter of Fiscal 2014, which resulted in expanded OCI-related disclosures (see Note 16), but did not have an impact on the Company's unaudited interim consolidated financial statements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Proposed Amendments to Current Accounting Standards
The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases. In May 2013, the FASB issued a new exposure draft, “Leases” (the “Exposure Draft”), which would replace the existing guidance in ASC topic 840, “Leases.” Under the Exposure Draft, among other changes in practice, a lessee's rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet. Other significant provisions of the Exposure Draft include (i) defining the “lease term” to include the noncancellable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) requiring that the initial lease liability to be recorded on the balance sheet contemplates only those variable lease payments that depend on an index or that are in substance “fixed”; and (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset's economic benefits. The comment period for the Exposure Draft ended on September 13, 2013. The FASB is considering the feedback received and plans to redeliberate all significant issues to determine the next steps. If and when effective, this proposed standard will likely have a significant impact on the Company's consolidated financial statements. However, as the standard-setting process is still ongoing, the Company is unable at this time to determine the impact this proposed change in accounting would have on its consolidated financial statements.

5.	Acquisitions
Australia and New Zealand Licensed Operations Acquisition
On July 1, 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand from a licensed to a wholly-owned operation, the Company acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $15 million (the "Australia and New Zealand Licensed Operations Acquisition"). Oroton was the Company's licensee for Ralph Lauren-branded apparel and accessories in Australia and New Zealand. The Company funded the Australia and New Zealand Licensed Operations Acquisition with available cash on-hand.
The Company accounted for the Australia and New Zealand Licensed Operations Acquisition as a business combination during the second quarter of Fiscal 2014, with the operating results consolidated into the Company's operating results beginning on July 1, 2013. The acquisition cost of $15 million was allocated to the assets acquired and liabilities assumed based on the preliminary purchase price assessment of their respective fair values, as follows (in millions):

Inventory	$9
Fixed assets	4
Customer relationship intangible asset	3
Other assets	2
Other liabilities	(3)
Fair value of net assets acquired	$15
The customer relationship intangible asset was valued using the excess earnings method, which discounts the estimated after-tax cash flows associated with the existing base of customers as of the acquisition date, factoring in expected attrition of the existing customer base. The customer relationship intangible asset is being amortized over an estimated useful life of nine years.
Chaps Menswear License Acquisition
On April 10, 2013, in connection with the transition of the North American Chaps-branded men's sportswear business ("Chaps Menswear Business") from a licensed to a wholly-owned operation, the Company entered into an agreement with The Warnaco Group, Inc. (“Warnaco”), a subsidiary of PVH Corp. (“PVH”), to acquire certain net assets in exchange for an aggregate payment of approximately $18 million (the "Chaps Menswear License Acquisition"). Warnaco was the Company's licensee for the Chaps Menswear Business. The Company funded the Chaps Menswear License Acquisition during the first quarter of Fiscal 2014 with available cash on-hand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounted for the Chaps Menswear License Acquisition as a business combination during the first quarter of Fiscal 2014. The acquisition cost was allocated to the assets acquired and liabilities assumed based on the purchase price assessment of their respective fair values, as follows (in millions):

Assets acquired:
Inventory	$30
Accounts receivable	19
Licensed trademark intangible asset	9
Total assets acquired	58
Liabilities assumed:
Accounts payable	(22)
Other net liabilities	(2)
Total net liabilities assumed	(24)
Fair value of net assets acquired	34
Consideration paid	18
Gain on acquisition(a)	$16

(a) The gain on acquisition represents the difference between the acquisition date fair value of net assets acquired and the contractually-defined purchase price under the Company's license agreement with Warnaco, which granted the Company the right to early-terminate the license upon PVH's acquisition of Warnaco in February 2013.
The licensed trademark intangible asset was valued using the excess earnings method, discounting the estimated after-tax cash flows associated with the Chaps men's sportswear licensed trademark as of the acquisition date, factoring in market participant-based operating and cash flow assumptions. The reacquired licensed trademark intangible asset is being amortized over a nine-month period through December 31, 2013, representing the remaining term of the prior license agreement that was terminated in connection with this acquisition.
Transaction costs of $3 million were expensed as incurred and classified within SG&A expenses in the unaudited interim consolidated statement of income for the six months ended September 28, 2013. The operating results of the Chaps Menswear Business have been consolidated into the Company's operating results beginning on April 10, 2013.

6.	Inventories
Inventories consist of the following:

	September 28, 2013	March 30, 2013	September 29, 2012
	(millions)
Raw materials	$2	$5	$5
Work-in-process	1	1	1
Finished goods	1,212	890	1,054
Total inventories	$1,215	$896	$1,060

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Property and Equipment
Property and equipment, net consists of the following:

	September 28, 2013	March 30, 2013
	(millions)
Land and improvements	$13	$10
Buildings and improvements	176	130
Furniture and fixtures	639	601
Machinery and equipment	208	189
Capitalized software	331	252
Leasehold improvements	1,006	934
Construction in progress	331	137
	2,704	2,253
Less: accumulated depreciation	(1,424)	(1,321)
Property and equipment, net	$1,280	$932

8.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	September 28, 2013	March 30, 2013
	(millions)
Other taxes receivable	$40	$31
Prepaid rent expense	30	28
Deferred rent receivable	23	17
Derivative financial instruments	20	15
Prepaid samples	17	14
Other prepaid expenses and current assets	72	56
Total prepaid expenses and other current assets	$202	$161

Q2 FY14 Form 10-Q - AC Draft	15

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued expenses and other current liabilities consist of the following:

	September 28, 2013	March 30, 2013
	(millions)
Accrued operating expenses	$177	$172
Accrued inventory	160	93
Accrued payroll and benefits	134	199
Other taxes payable	60	51
Accrued capital expenditures	56	53
Deferred income	40	40
Dividends payable	36	36
Other accrued expenses and current liabilities	31	20
Total accrued expenses and other current liabilities	$694	$664
Other non-current liabilities consist of the following:

	September 28, 2013	March 30, 2013
	(millions)
Capital lease obligations	$263	$38
Deferred rent obligations	208	189
Deferred income	48	58
Deferred tax liabilities	28	30
Other non-current liabilities	55	47
Total other non-current liabilities	$602	$362

9.	Restructuring
The Company has recorded restructuring liabilities relating to various business growth and cost-savings initiatives. A description of the nature of significant restructuring activity and related costs is summarized below.
Rugby Closure Plan
In October 2012, the Company approved a plan to wind-down its Rugby brand retail operations (the “Rugby Closure Plan”). This decision was primarily based on the results of an analysis of the brand concept, as well as an opportunity for the Company to reallocate its resources related to these operations to support other high-growth business opportunities and initiatives. In connection with the Rugby Closure Plan, all of the Company's 14 global freestanding Rugby stores (certain of which have been converted to other Ralph Lauren brand concepts) and its related domestic e-commerce site located at Rugby.com have been closed as of September 28, 2013. The Rugby Closure Plan also resulted in a reduction in workforce of approximately 160 employees.
In connection with the Rugby Closure Plan, the Company recorded $7 million in restructuring charges during Fiscal 2013, $4 million of which remained payable as of March 30, 2013. There were no additional restructuring charges recognized by the Company in connection with the Rugby Closure Plan during the six months ended September 28, 2013. During the six months ended September 28, 2013, the Company paid $2 million under this plan, which reduced the remaining restructuring liability at September 28, 2013 to $2 million, which is expected to be settled during the second half of Fiscal 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Income Taxes
Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes provided are set forth below:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Provision for income taxes at the U.S. federal statutory rate	$101	$120	$194	$219
Increase (decrease) due to:
State and local income taxes, net of federal benefit	8	8	14	15
Foreign income taxed at different rates, net of U.S. foreign tax	(28)	(19)	(44)	(35)
Unrecognized tax benefits and settlements of tax examinations	2	18	3	18
Other	—	1	—	2
Total provision for income taxes	$83	$128	$167	$219
The Company's effective tax rate was lower than the statutory rate during the three-month and six-month periods ended September 28, 2013, principally as a result of the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S., as well as an income tax benefit resulting from the restructuring of certain of the Company's foreign operations in Fiscal 2014.
Uncertain Income Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and six-month periods ended September 28, 2013 and September 29, 2012 is presented below:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Unrecognized tax benefits beginning balance	$101	$126	$100	$129
Additions related to current period tax positions	1	1	2	2
Additions related to prior period tax positions	—	2	1	2
Reductions related to prior period tax positions	—	(1)	(2)	(2)
Reductions related to settlements with taxing authorities	(1)	—	(1)	—
Changes related to foreign currency translation	1	2	2	(1)
Unrecognized tax benefits ending balance	$102	$130	$102	$130

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and six-month periods ended September 28, 2013 and September 29, 2012 is presented below:

	Three Months Ended			Six Months Ended
	September 28, 2013	September 29, 2012		September 28, 2013	September 29, 2012
	(millions)
Accrued interest and penalties beginning balance	$50	$38		$50	$39
Net additions charged to expense	2	19	(a)	3	20	(a)
Reductions related to prior period tax positions	—	—		(1)	(2)
Changes related to foreign currency translation	1	—		1	—
Accrued interest and penalties ending balance	$53	$57		$53	$57

(a) Includes a reserve of $17 million for an interest assessment on a prior year withholding tax. No underlying tax exposure exists. The interest assessed was not material to the Company's consolidated financial statements in any period.
The total amount of unrecognized tax benefits, including interest and penalties, was $155 million and $150 million as of September 28, 2013 and March 30, 2013, respectively, and is included within non-current liability for unrecognized tax benefits in the consolidated balance sheets. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $121 million and $115 million as of September 28, 2013 and March 30, 2013, respectively.
Future Changes in Unrecognized Tax Benefits
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. The Company is currently in discussions with certain tax jurisdictions with regard to specific ongoing tax audits. The successful resolution of such audits could cause the Company's balance of gross unrecognized tax benefits, excluding interest and penalties, to change significantly during the next twelve months. However, the resolution and potential outcome of these ongoing tax audits is highly uncertain, and as such, an estimate of the range of the reasonably possible change cannot be made at this time.
The Company files tax returns in the U.S. federal and various state, local, and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2004.

11.	Debt
Debt consists of the following:

	September 28, 2013	March 30, 2013
	(millions)
2.125% Senior Notes due September 26, 2018	$300	$—
4.5% Euro-denominated notes due October 4, 2013(a)	283	267
Total debt	583	267
Less: current maturities of debt(a)	283	267
Total long-term debt	$300	$—

(a) Principal amount was repaid upon maturity subsequent to the end of the second quarter of Fiscal 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Notes
In September 2013, the Company completed a public offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018 (the "Senior Notes") at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering will be used for general corporate purposes, including the repayment of the Company's €209 million principal amount outstanding of the 4.5% Euro-denominated notes (the "Euro Debt"), which matured on October 4, 2013.
The Company has the option to redeem the Senior Notes, in whole or in part, at any time at a price equal to accrued but unpaid interest on, but not including, the redemption date, plus the greater of (i) 100% of the principal amount of Senior Notes to be redeemed or (ii) the sum of the present value of Remaining Scheduled Payments, as defined in the indenture governing the Senior Notes (the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
Revolving Credit Facilities
Global Credit Facility
The Company has a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, and is also used to support the issuance of letters of credit (the “Global Credit Facility”). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of September 28, 2013, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $9 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of September 28, 2013, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.
Pan-Asia Credit Facilities
Certain of the Company's subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the “Banks”) in China, Malaysia, South Korea, and Taiwan (the “Pan-Asia Credit Facilities”). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of the Company's operations in the respective regions. Borrowings under the Pan-Asia Credit Facilities are guaranteed by the Company and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
Chinese Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 9, 2014, and may also be used to support bank guarantees.

•	Malaysia Credit Facility — provides Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $5 million) through September 17, 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $10 million) through October 31, 2014.

•
Taiwan Credit Facility — provides Ralph Lauren (Hong Kong) Retail Company Ltd., Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 15, 2014.

As of September 28, 2013, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
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

•	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.
The following table summarizes the Company’s financial assets and liabilities that are measured and recorded at fair value on a recurring basis:

	September 28, 2013	March 30, 2013
	(millions)
Financial assets recorded at fair value(a):
Government bonds — U.S.	$32	$29
Government bonds — non-U.S.	—	92
Corporate bonds — non-U.S.	—	82
Variable rate municipal securities — U.S.	—	17
Auction rate securities	2	2
Derivative financial instruments	24	15
Total	$58	$237
Financial liabilities recorded at fair value(b):
Derivative financial instruments	$7	$5
Total	$7	$5

(a)	Based on Level 1 measurements, except for auction rate securities and derivative financial instruments, which are based on Level 2 measurements.

(b)	Based on Level 2 measurements.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To the extent the Company invests in government bonds, corporate bonds, or variable rate municipal securities, such investments are classified as available-for-sale securities and are recorded at fair value in its consolidated balance sheets based upon quoted prices in active markets.
The Company’s auction rate securities are classified as available-for-sale securities and are recorded at fair value in its consolidated balance sheets. Third-party pricing institutions may value auction rate securities at par, which may not necessarily reflect prices that would be obtained if sold in the current market. When quoted market prices are unobservable, fair value is estimated based on a number of known factors and external pricing data, including known maturity dates, the coupon rate based upon the most recent reset market clearing rate, the price/yield representing the average rate of recent successfully traded securities, and the total principal balance of each security.
The Company’s derivative financial instruments are recorded at fair value in its consolidated balance sheets and are valued using a pricing model, which is primarily based on market observable external inputs, including forward and spot exchange rates for foreign currencies, and considers the impact of the Company’s own credit risk, if any. Changes in counterparty credit risk are also considered in the valuation of derivative financial instruments.
The Company’s cash and cash equivalents, restricted cash, and time deposits are recorded at carrying value, which approximates fair value based on Level 1 measurements.
The Company’s debt obligations are recorded at their carrying values in its consolidated balance sheets, which may differ from their fair values. The carrying value of the Euro Debt is adjusted for any foreign currency fluctuations, any unamortized discount, and the unamortized fair value adjustment associated with the early termination of an interest rate swap that was designated as a fair value hedge. The carrying value of the Senior Notes is adjusted for any unamortized discount. The fair values of the Company's debt obligations are estimated based on external pricing data, including available quoted market prices of these debt instruments, and of comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The following table summarizes the carrying values and the estimated fair values of the Company’s debt obligations:

	September 28, 2013		March 30, 2013
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)
2.125% Senior Notes	$300	$302	N/A	N/A
Euro Debt	$283	$282	$267	$272

(a)	Based on Level 2 measurements.
Unrealized gains or losses on the Company’s debt instruments do not result in the realization or expenditure of cash, unless the debt is retired prior to maturity.
Non-financial Assets and Liabilities
The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.
No goodwill impairment charges were recorded during either of the six-month periods ended September 28, 2013 or September 29, 2012. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of Fiscal 2014. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

factors, such as the Company's actual and planned financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test were also considered, which indicated that the fair values of its reporting units significantly exceeded their respective carrying values. Based on the results its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there are no reporting units at risk of impairment.

13.	Financial Instruments
Derivative Financial Instruments
The Company is exposed to changes in foreign currency exchange rates relating to certain anticipated cash flows from its international operations and potential changes in the value of reported net assets of certain of its foreign operations. Consequently, the Company periodically uses derivative financial instruments to manage such risks. The Company does not enter into derivative transactions for speculative or trading purposes.
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of September 28, 2013 and March 30, 2013:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	September 28, 2013	March 30, 2013	September 28, 2013		March 30, 2013		September 28, 2013		March 30, 2013
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$339	$366	PP	$2	PP	$14	(c)	$(4)	AE	$(2)
FC — Other(d)	147	25	PP	1	—	—	AE	(2)	AE	(1)
NI — Euro Debt	—	140	—	(e)	—	(e)	—	(e)	—	(e)
Total Designated Hedges	$486	$531		$3		$14		$(6)		$(3)
Undesignated Hedges:
FC — Other(f)	$446	$270	(g)	$21	PP	$1	AE	$(1)	AE	$(2)
Total Hedges	$932	$801		$24		$15		$(7)		$(5)

(a)	FC = Forward foreign currency exchange contracts; NI = Net Investment Hedge; Euro Debt = Euro-denominated 4.5% notes due October 4, 2013.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities; ONCL = Other non-current liabilities; ONCA = Other non-current assets.

(c)	$3 million included within AE and $1 million included within ONCL.

(d)	Primarily related to designated hedges of foreign currency-denominated intercompany royalty payments and marketing contributions, and other net operational exposures.

(e)
As of March 30, 2013, a portion of the Euro Debt's principal amount was designated as a net investment hedge, and the entire principal amount has been de-designated as of September 28, 2013. See Note 12 for a summary of the carrying values and the estimated fair values of the Euro Debt as of September 28, 2013 and March 30, 2013.

(f)	Primarily related to undesignated hedges of foreign currency-denominated intercompany loans, third-party debt obligations, and other net operational exposures.

(g)	$17 million included within PP and $4 million included within ONCA.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in the consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of each of its master netting arrangements, as spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of September 28, 2013 and March 30, 2013 would be adjusted from the current gross presentation as detailed in the following table:

	September 28, 2013			March 30, 2013
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Master Netting Agreements	Net Amount
	(millions)
FC — Derivative assets	$24	$(2)	$22	$15	$(3)	$12
FC — Derivative liabilities	$(7)	$2	$(5)	$(5)	$3	$(2)
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company’s master netting arrangements.
The following tables summarize the gross impact of the effective portion of gains and losses from the Company's derivative instruments on its unaudited interim consolidated financial statements for the three-month and six-month periods ended September 28, 2013 and September 29, 2012:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Six Months Ended
Derivative Instrument	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(7)	$(1)	$(8)	$8
FC — Other	(1)	(1)	(1)	(4)
	$(8)	$(2)	$(9)	$4
Designated Hedge of Net Investment:(a)
Euro Debt	$1	$(4)	$—	$10
Total Designated Hedges	$(7)	$(6)	$(9)	$14

	Gains (Losses) Reclassified from AOCI to Earnings				Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Six Months Ended
Derivative Instrument	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$1	$8	$6	$11	Cost of goods sold
FC — Other	(1)	—	(1)	2	Foreign currency gains (losses)
	$—	$8	$5	$13

(a)	Amounts would be recognized as a gain (loss) on the sale or liquidation of the hedged net investment.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the six months ended September 28, 2013, the Company also recorded a foreign currency gain of $2 million associated with the discontinuance of certain cash flow hedges, as the related forecasted transactions were no longer probable of occurring.
Over the next twelve months, it is expected that approximately $2 million of net gains deferred in AOCI related to derivative financial instruments as of September 28, 2013 will be recognized in earnings. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.
The following table summarizes the impact of gains and losses from the Company's undesignated hedge contracts on its unaudited interim consolidated statements of income for the three-month and six-month periods ended September 28, 2013 and September 29, 2012:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Six Months Ended
Derivative Instrument	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Undesignated Hedges:
FC — Other	$10	$(3)	$18	$(5)	Foreign currency gains (losses)
Total Undesignated Hedges	$10	$(3)	$18	$(5)
The following is a summary of the Company’s risk management strategies and the effect of those strategies on its unaudited interim consolidated financial statements.
Foreign Currency Risk Management
Forward Foreign Currency Exchange Contracts
The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases made in an entity's non-functional currency, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, interest payments made in connection with outstanding debt, and other foreign currency-denominated operational cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, the British Pound Sterling, the Australian Dollar, and the Vietnamese Dong, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.
Hedge of Net Investment in Certain European Subsidiaries
Historically, the Company designated the entire €209 million principal amount outstanding of its Euro Debt as a hedge of its net investment in certain of its European subsidiaries. Accordingly, changes in the Euro Debt's carrying value resulting from fluctuations in the Euro exchange rate have historically been reported in equity as a component of AOCI, as the debt has been a highly effective hedge. As of September 28, 2013, in connection with the execution of undesignated hedge contracts during Fiscal 2013 and Fiscal 2014 to fully hedge the repayment of the Euro Debt, the entire principal amount of this hedge has been de-designated. Upon de-designation, changes in the Euro Debt's carrying value resulting from fluctuations in the Euro exchange rate were recorded in earnings within foreign currency gains (losses), and were largely offset by changes in the fair values of the related undesignated forward foreign currency exchange contracts.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
The following table summarizes the Company’s short-term and non-current investments recorded in its consolidated balance sheets as of September 28, 2013 and March 30, 2013:

	September 28, 2013			March 30, 2013
Type of Investment	Short-term < 1 year	Non-current 1 - 3 years	Total	Short-term < 1 year	Non-current 1 - 3 years	Total
			(millions)
Available-for-Sale:
Government bonds — U.S.	$27	$5	$32	$21	$8	$29
Government bonds — non-U.S.	—	—	—	67	25	92
Corporate bonds — non-U.S.	—	—	—	36	46	82
Variable rate municipal securities — U.S.	—	—	—	17	—	17
Auction rate securities(a)	—	2	2	—	2	2
Total available-for-sale investments	$27	$7	$34	$141	$81	$222
Other:
Time deposits	$545	$—	$545	$184	$—	$184
Total Investments	$572	$7	$579	$325	$81	$406

(a)
Auction rate securities have characteristics similar to short-term investments. However, the Company has classified these securities as non-current investments in its consolidated balance sheets as current market conditions call into question its ability to redeem these investments for cash within the next twelve months.

No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal periods presented. Refer to Note 16 for further detail.
See Note 3 to the Fiscal 2013 10-K for further discussion of the Company’s accounting policies relating to its investments.

14.	Commitments and Contingencies
Lease Obligations

During the first quarter of Fiscal 2014, the Company entered into a build-to-suit lease agreement for a new flagship store on Fifth Avenue in New York City, which will feature a full assortment of Polo-branded apparel and accessories. The total commitment related to this lease is $235 million, with minimum lease payments of $25 million due each year from Fiscal 2015 through Fiscal 2019, and aggregate minimum lease payments of $110 million for Fiscal 2020 through Fiscal 2023. On July 1, 2013, the Company took possession of this property and recorded a $230 million asset as construction in progress within property and equipment and a corresponding capital lease obligation within its unaudited interim consolidated balance sheet.
Debt Obligations
In September 2013, the Company completed a $300 million public offering of 2.125% Senior Notes due September 26, 2018 (see Note 11). The Company's aggregate interest obligation related to this debt is $32 million, with interest payable semi-annually.
Wathne Imports Litigation
On August 19, 2005, Wathne Imports, Ltd. (“Wathne”), the Company's then domestic licensee for luggage and handbags, filed a complaint in the U.S. District Court in the Southern District of New York against the Company and Mr. Ralph Lauren, its

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In the normal course of business, the Company enters into agreements that provide general indemnifications. The Company has not made any significant indemnification payments under such agreements in the past, and believes that the likelihood of incurring such obligations in the future is remote.

15.	Equity
Summary of Changes in Equity

	Six Months Ended
	September 28, 2013	September 29, 2012
	(millions)
Balance at beginning of period	$3,785	$3,653
Comprehensive income	406	408
Dividends declared	(72)	(73)
Repurchases of common stock	(210)	(347)
Stock-based compensation	43	43
Shares issued and tax benefits recognized pursuant to stock-based compensation plans	39	52
Balance at end of period	$3,991	$3,736

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Repurchase Program
During the six months ended September 28, 2013, 1.1 million shares of Class A common stock were repurchased by the Company at a total cost of $200 million under its common stock repurchase program. The total cost of repurchased shares included two separate $50 million prepayments made in March 2013 and June 2013 pursuant to share repurchase programs with third-party financial institutions, which resulted in the delivery of 0.6 million shares during the six months ended September 28, 2013, based on the volume-weighted average market price of the Company's Class A common stock over the programs' respective 93-day repurchase terms, less a per share discount. The remaining availability under the Company’s common stock repurchase program was approximately $427 million as of September 28, 2013.
In addition, during the six months ended September 28, 2013, 0.4 million shares of Class A common stock at a cost of $60 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”), and its 2010 Long-Term Stock Incentive Plan, as amended (the “2010 Incentive Plan”).
During the six months ended September 29, 2012, 2.0 million shares of Class A common stock were repurchased by the Company at a cost of $300 million under its common stock repurchase program. In addition, 0.4 million shares of Class A common stock at a cost of $47 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On May 21, 2012, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.20 per share to $0.40 per share. The second quarter Fiscal 2014 dividend of $0.40 per share was declared on September 11, 2013, was payable to stockholders of record at the close of business on September 27, 2013, and was paid on October 11, 2013. Dividends paid amounted to $73 million and $55 million during the six months ended September 28, 2013 and September 29, 2012, respectively.
On November 5, 2013, the Company's Board of Directors approved an additional increase to the Company's quarterly cash dividend on its common stock from $0.40 to $0.45 per share.

16.	Accumulated Other Comprehensive Income
The following tables present the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Three months ended September 28, 2013
	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Gains (Losses) on Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at June 29, 2013	$71	$18	$(7)	$82
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications(a)	50	(18)	—	32
Amounts reclassified from AOCI to earnings	—	—	—	—
Other comprehensive income (loss), net of tax	50	(18)	—	32
Balance at September 28, 2013	$121	$—	$(7)	$114

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six months ended September 28, 2013
	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) on Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2013	$73	$23	$5	$(7)	$94
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications(a)	48	(19)	(4)	—	25
Amounts reclassified from AOCI to earnings	—	(4)	(1)	—	(5)
Other comprehensive income (loss), net of tax	48	(23)	(5)	—	20
Balance at September 28, 2013	$121	$—	$—	$(7)	$114

(a)	Amounts are net of taxes, which are immaterial for all periods presented.
The following tables present reclassifications from AOCI to earnings, by component:

	Three Months Ended September 28, 2013	Six Months Ended September 28, 2013	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains (losses) on derivative financial instruments(a):
FC — Inventory purchases	$1	$6	Cost of goods sold
FC — Other	(1)	(1)	Foreign currency gains (losses)
Tax effect	—	(1)	Provision for income taxes
Net of tax	$—	$4

Gains on available-for-sale securities:
Sales of available-for-sale securities	$—	$1	Interest and other income, net
Tax effect	—	—	Provision for income taxes
Net of tax	$—	$1

(a)	FC = Forward foreign currency exchange contracts.

17.	Stock-based Compensation
On August 5, 2010, the Company's stockholders approved the 2010 Incentive Plan, which replaced the Company's 1997 Incentive Plan. Any new grants are being issued under the 2010 Incentive Plan. However, awards that were outstanding as of August 5, 2010 remain subject to the terms of the 1997 Incentive Plan. On September 24, 2013, the Company registered with the Securities and Exchange Commission an additional 1.7 million shares of its Class A common stock for issuance pursuant to its 2010 Incentive Plan.
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
Impact on Results
A summary of the total compensation expense recorded within SG&A expenses and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Compensation expense	$21	$21	$43	$43
Income tax benefit	$(8)	$(7)	$(16)	$(14)
The Company issues its annual grants of stock-based compensation awards in the first half of the fiscal year. Due to the timing of the annual grants, stock-based compensation expense recognized during the three-month and six-month periods ended September 28, 2013 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2014.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and nonemployee directors. The Company’s weighted average assumptions used to estimate the fair value of stock options granted during the six months ended September 28, 2013 and September 29, 2012 were as follows:

	Six Months Ended
	September 28, 2013	September 29, 2012
Expected term (years)	4.2	4.6
Expected volatility	33.3%	44.5%
Expected dividend yield	0.97%	1.05%
Risk-free interest rate	1.1%	0.6%
Weighted-average option grant date fair value	$46.98	$48.09
A summary of stock option activity during the six months ended September 28, 2013 is as follows:

Number of Options
(thousands)
Options outstanding at March 30, 2013	2,954
Granted	723
Exercised	(207)
Cancelled/Forfeited	(39)
Options outstanding at September 28, 2013	3,431
Service-based RSUs and Restricted Stock Awards
A summary of restricted stock and service-based RSU activity during the six months ended September 28, 2013 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 30, 2013	5	98
Granted	3	—
Vested	(3)	(83)
Nonvested at September 28, 2013	5	15
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. The weighted-average grant date fair value per share of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, was $164.76 and $173.33 during the six-month periods ended September 28, 2013 and September 29, 2012, respectively.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-based RSUs
The fair value of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier is based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The fair value of the Company's performance-based RSUs with a TSR modifier is determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. Expense is only recorded for awards that are expected to vest, net of estimated forfeitures. The assumptions used to estimate the fair value of performance-based RSUs with a TSR modifier granted during the six months ended September 28, 2013 and September 29, 2012 were as follows:

	Six Months Ended
	September 28, 2013	September 29, 2012
Expected term (years)	3.0	3.0
Expected volatility	33.1%	34.0%
Expected dividend yield	0.96%	1.13%
Risk-free interest rate	0.4%	0.3%
Weighted-average grant date fair value per share	$171.07	$136.16
The weighted-average grant date fair value per share of performance-based RSUs that do not contain a TSR modifier granted during the six-month periods ended September 28, 2013 and September 29, 2012 was $172.91 and $137.40.
A summary of performance-based RSU activity during the six months ended September 28, 2013 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at March 30, 2013	1,015	73
Granted	283	65
Change due to performance or market conditions achievement	141	—
Vested	(627)	—
Forfeited	(15)	—
Nonvested at September 28, 2013	797	138

18.	Segment Information
The Company has three reportable segments based on its business activities and organization: Wholesale, Retail, and Licensing. These segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s, and children’s apparel, accessories, home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops, and the Company’s owned, licensed, and franchised retail stores in the U.S. and overseas. The Retail segment consists of the Company’s integrated worldwide retail operations, which sell products through its retail stores, its concession-based shop-within-shops, and its e-commerce sites. The stores, concession-based shop-within-shops, and websites sell products purchased from the Company’s licensees, suppliers, and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home, and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographic areas for specified periods.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accounting policies of the Company’s segments are consistent with those described in Notes 2 and 3 to the Company’s consolidated financial statements included in the Fiscal 2013 10-K. Sales and transfers between segments are generally recorded at cost and treated as transfers of inventory. All intercompany revenues, including such sales between segments, are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based upon operating income before restructuring charges and certain other one-time items, such as legal charges, if any. Corporate overhead expenses (exclusive of certain expenses for senior management, overall brand-related expenses, and certain other corporate-related expenses) are allocated to the segments based upon specific usage or other allocation methods, as appropriate.
Net revenues and operating income for each of the Company’s segments are as follows:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Net revenues:
Wholesale	$928	$915	$1,663	$1,609
Retail	944	901	1,823	1,758
Licensing	43	46	82	88
Total net revenues	$1,915	$1,862	$3,568	$3,455

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Operating income:
Wholesale	$202	$232	$356	$386
Retail	135	157	295	336
Licensing	35	35	64	64
	372	424	715	786
Unallocated corporate expenses	(77)	(76)	(160)	(146)
Gain on acquisition of Chaps(a)	—	—	16	—
Total operating income	$295	$348	$571	$640

(a)	See Note 5 for further discussion of the gain on acquisition of Chaps.
Depreciation and amortization expense for the Company’s segments is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Depreciation and amortization:
Wholesale	$18	$17	$35	$34
Retail	31	29	59	56
Unallocated corporate expenses	17	11	32	23
Total depreciation and amortization	$66	$57	$126	$113

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Net revenues(a):
The Americas(b)	$1,296	$1,221	$2,450	$2,296
Europe	415	411	725	711
Asia(c)	204	230	393	448
Total net revenues	$1,915	$1,862	$3,568	$3,455

(a)	Net revenues for certain of the Company’s licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes net revenues earned in the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $1.231 billion and $2.336 billion during the three-month and six-month periods ended September 28, 2013, respectively, and $1.169 billion and $2.206 billion during the three-month and six-month periods ended September 29, 2012, respectively.

(c)	Includes net revenues earned in South Korea, Japan, China, Hong Kong, Macau, Malaysia, the Philippines, Singapore, Taiwan, Thailand, Vietnam, Australia, and New Zealand.
The Company's total assets as of September 28, 2013 included $230 million recorded within property and equipment, relating to a lease for a new flagship store on Fifth Avenue in New York City, recorded within the Company's Retail segment. The Company's assets are also subject to seasonal fluctuations in the normal course of business.

19.	Additional Financial Information
Cash Interest and Taxes

	Three Months Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(millions)
Cash paid for interest	$1	$1	$2	$3
Cash paid for income taxes	$132	$129	$168	$207
Non-cash Transactions
Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $56 million and $57 million for the six months ended September 28, 2013 and September 29, 2012, respectively. In addition, the Company recorded an asset and a corresponding capital lease obligation of $230 million within its unaudited interim consolidated balance sheet as of September 28, 2013, in connection with a new lease for a flagship store in New York City (See Note 14).
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
Special Note Regarding Forward-Looking Statements
Various statements in this Form 10-Q or incorporated by reference into this Form 10-Q, in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases, and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” and similar words or phrases and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed in or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others:

•	the loss of key personnel, including Mr. Ralph Lauren;

•	our ability to successfully implement our anticipated growth strategies and to capitalize on our repositioning initiatives in certain merchandise categories;

•	the impact of global economic conditions on us, our customers, our suppliers, and our vendors and on our ability and their ability to access sources of liquidity;

•
our ability to secure our facilities and systems and those of our third-party service providers from, among other things, cybersecurity breaches, acts of vandalism, computer viruses, or similar Internet or email events;

•	our ability to continue to maintain our brand image and reputation and protect our trademarks;

•
the impact of the challenging state of the global economy on consumer purchases of premium lifestyle products that we offer for sale and our ability to forecast consumer demand, which could result in a build-up of inventory;

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

•	our exposure to domestic and foreign currency fluctuations and risks associated with raw materials, transportation, and labor costs;

•	changes to our effective tax rates in future years;

•	changes in our relationships with department store customers and licensing partners;

•	our efforts to improve the efficiency of our distribution system and to continue to enhance and upgrade our global information technology systems;

•	our intention to introduce new products or enter into or renew alliances and exclusive relationships;

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
In this Form 10-Q, references to “Ralph Lauren,” “ourselves,” “we,” “our,” “us,” and the “Company” refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2014 will end on March 29, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal year 2013 ended on March 30, 2013 and was also a 52-week period (“Fiscal 2013”). The second quarter of Fiscal 2014 ended on September 28, 2013 and was a 13-week period. The second quarter of Fiscal 2013 ended on September 29, 2012 and was also a 13-week period.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for the three-month and six-month periods ended September 28, 2013. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and six-month periods ended September 28, 2013 compared to the three-month and six-month periods ended September 29, 2012.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of September 28, 2013, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of our cash flows for the six-month period ended September 28, 2013 compared to the six-month period ended September 29, 2012; (iii) an analysis of our liquidity, including common stock repurchases, payments of dividends, our outstanding debt and covenant compliance, and the availability under our credit facilities; and (iv) any material changes in our contractual obligations since the end of Fiscal 2013.

•
Market risk management.    This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, and our investments, as well as to underlying market conditions since the end of Fiscal 2013.

•
Critical accounting policies.    This section discusses any significant changes in our critical accounting policies since the end of Fiscal 2013. Critical accounting policies typically require significant judgment and estimation on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 3 to our audited consolidated financial statements included in our Fiscal 2013 10-K.

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
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, which represented approximately 45% of our Fiscal 2013 net revenues, consists of sales made principally to major department stores and specialty stores located mainly throughout North America, Europe, Asia, and Latin America. Our Retail business, which represented approximately 52% of our Fiscal 2013 net revenues, consists of sales made directly to consumers through our integrated retail channel, which includes retail stores located throughout North America, Europe, Asia, Australia, and New Zealand; concession-based shop-within-shops located in Asia, Australia, New Zealand, and Europe; and our retail e-commerce operations in North America, Europe, and Asia. Our Licensing business, which represented approximately 3% of our Fiscal 2013 net revenues, consists of royalty-based arrangements under which we license the right to unrelated third parties to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances, in specified geographic areas for specified periods. Approximately 37% of our Fiscal 2013 net revenues were earned in international regions outside of the U.S.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the six months ended September 28, 2013 are not necessarily indicative of the results and cash flows that may be expected for the full Fiscal 2014.
Current Trends and Outlook
Our business continues to be negatively impacted by the uncertain global economic environment, including the recent fiscal situation in the U.S., expectations of slow global economic growth, and fluctuations in consumer confidence, all of which influence the level of spending on discretionary items. Consumer retail traffic remains inconsistent and constrained, and the global retail environment is still highly promotional due to increased competition and a desire to offset traffic declines with increased levels of conversion. Naturally, each geographic region in which we operate differs with respect to the severity of its more localized economic uncertainties, partially leading to disparate results across and even within our geographic areas. Certain of our retail operations, particularly our concession stores, have experienced declining comparable store sales and traffic trends. Our businesses in Japan and South Korea have been especially impacted.
If the global macroeconomic environment remains weak or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales and operating margin for the remainder of Fiscal 2014. We will continue to monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.

For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2013 10-K.
Summary of Financial Performance
Operating Results
During the three-month and six-month periods ended September 28, 2013, we reported net revenues of $1.915 billion and $3.568 billion, respectively, net income of $205 million and $386 million, respectively, and net income per diluted share of $2.23 and $4.17, respectively. This compares to net revenues of $1.862 billion and $3.455 billion, net income of $214 million and $407 million, and net income per diluted share of $2.29 and $4.32 during the three-month and six-month periods ended September 29, 2012, respectively.
Our operating performance for the three-month and six-month periods ended September 28, 2013 reflected revenue growth of 2.9% and 3.3%, respectively, as increased revenues across our wholesale and retail businesses in the Americas and our retail business in Europe were partially offset by lower revenues from our wholesale business in Europe and our businesses in Asia, as well as net unfavorable foreign currency effects. Our revenue growth in both periods reflected the inclusion of revenues from the previously licensed North American Chaps-branded men's sportswear business ("Chaps Menswear Business") acquired in April 2013 and the previously licensed Ralph Lauren-branded apparel and accessories business in Australia and New Zealand acquired in July 2013 (see "Recent Developments" for further discussion). Our revenue growth for the six months ended September 28, 2013 also reflected the inclusion of incremental revenues for certain previously licensed businesses in Latin America acquired in June 2012. These increases in revenue were partially offset by our wind-down of Rugby-branded retail operations, largely during the second half of Fiscal 2013. Excluding the effects of foreign currency, net revenues increased by 3.6% and 4.2% during the three-month and six-month periods ended September 28, 2013, respectively. Our gross margin declined by 220 basis points to 56.6% during the three months ended September 28, 2013 and declined 190 basis points to 58.5% during the six months ended September 28, 2013, primarily due to the unfavorable impact of foreign currency, a less favorable geographic mix, the inclusion of the Chaps Menswear Business, and lower profitability from our concession shops. Selling, general, and administrative ("SG&A") expenses increased in both periods due to incremental costs associated with the newly transitioned operations, including the Chaps Menswear Business and the previously licensed business in Australia and New Zealand, and costs to support our business growth and continued investments in our strategic growth initiatives and infrastructure.
Net income declined by $9 million during the three months ended September 28, 2013, as compared to the three months ended September 29, 2012, primarily due to a $53 million decline in operating income, partially offset by a $45 million decrease in our provision for income taxes. During the six months ended September 28, 2013, our net income declined by $21 million as compared to the six months ended September 29, 2012, largely due to a $69 million decline in operating income, partially offset by a $52 million decrease in our provision for income taxes. The lower income tax provisions for the three-month and six-month periods ended September 28, 2013 were driven by declines of 880 basis points and 480 basis points, respectively, in our reported effective tax rate, as well as lower operating income. The declines in our reported effective tax rates were primarily attributable to an income tax benefit resulting from the restructuring of certain of our foreign operations during Fiscal 2014, and the absence of the reserve recorded in the prior year period for an assessment of interest on foreign withholding tax. Net income per diluted share also declined during the three-month and six-month periods ended September 28, 2013, as compared to the three-month and six-month periods ended September 29, 2012, due to the effect of lower net income, partially offset by lower weighted-average diluted shares outstanding during the current year periods.
Financial Condition and Liquidity
We ended the second quarter of Fiscal 2014 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $835 million, compared to $1.113 billion as of the end of Fiscal 2013. The decline in our net cash and investments position was primarily due to our use of cash to support our capital expenditures, common stock repurchases, and dividend payments, partially offset by our operating cash flows, which are reflective of the seasonality of our business during the first half of Fiscal 2014.
Our equity increased to $3.991 billion as of September 28, 2013, compared to $3.785 billion as of March 30, 2013, primarily due to our net income and equity issuances made pursuant to stock-based compensation arrangements, partially offset by our repurchases of common stock and dividends declared during the six months ended September 28, 2013.

We generated $220 million of cash from operations during the six months ended September 28, 2013, compared to $307 million during the six months ended September 29, 2012. The decline in our operating cash flows primarily relates to a net unfavorable change in our working capital, as well as a decline in our net income before non-cash items during the six months ended September 28, 2013, compared to the related prior fiscal year period. We used some of our available cash to support our Class A common stock repurchases of $210 million; to reinvest in our business through $214 million in capital expenditures, primarily associated with our global retail store expansion, department store renovations, investments in our facilities, and enhancements to our global information technology systems; and to make cash dividend payments of $73 million.
Recent Developments
Australia and New Zealand Licensed Operations Acquisition
In July 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand from a licensed to a wholly-owned operation, we acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $15 million (the "Australia and New Zealand Licensed Operations Acquisition"). Oroton was our licensee for Ralph Lauren-branded apparel and accessories in Australia and New Zealand. The operating results of the acquired business have been consolidated in our operating results beginning on July 1, 2013.
Chaps Menswear License Acquisition
In April 2013, in connection with the transition of the Chaps Menswear Business from a licensed to a wholly-owned operation, we entered into an agreement with The Warnaco Group, Inc. (“Warnaco”), a subsidiary of PVH Corp. (“PVH”), to acquire certain net assets in exchange for an aggregate payment of approximately $18 million (the "Chaps Menswear License Acquisition"). Warnaco was our licensee for the Chaps Menswear Business. The operating results of the Chaps Menswear Business have been consolidated in our operating results beginning on April 10, 2013.
Wind-down of Rugby
In October 2012, we approved a plan to wind-down our Rugby brand retail operations (the "Rugby Closure Plan"). This decision was primarily based on the results of an analysis of the brand concept, as well as an opportunity to reallocate our resources related to these operations to support other high-growth business opportunities and initiatives. In connection with the Rugby Closure Plan, 13 of our 14 global freestanding Rugby stores and our related domestic e-commerce site located at Rugby.com were closed during the second half of Fiscal 2013. The one remaining Rugby store was closed in June 2013. The Rugby Closure Plan also resulted in a reduction in our workforce of approximately 160 employees.
Transactions Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and six-month periods ended September 28, 2013 and September 29, 2012 has been affected by certain events, including:

•
our acquisitions of previously licensed businesses, including the Chaps Menswear License Acquisition in April 2013, which resulted in a $16 million gain recorded during the first quarter of Fiscal 2014; the Australia and New Zealand Licensed Operations Acquisition in July 2013; and our acquisition of the Ralph Lauren-branded business in Latin America in June 2012;

•	the Rugby Closure Plan, which resulted in the closure of all of our global freestanding Rugby stores and the related domestic e-commerce site; and

•	the discontinuance of the majority of products sold under the American Living brand effective for the Fall 2012 selling season.
Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS
Three months ended September 28, 2013 Compared to Three months ended September 29, 2012
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	September 28, 2013	September 29, 2012	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$1,915	$1,862	$53	2.9%
Cost of goods sold(a)	(831)	(767)	(64)	8.4%
Gross profit	1,084	1,095	(11)	(1.0%)
Gross profit as % of net revenues	56.6%	58.8%		(220 bps)
Selling, general, and administrative expenses(a)	(779)	(741)	(38)	5.3%
SG&A expenses as % of net revenues	40.7%	39.8%		90 bps
Amortization of intangible assets	(10)	(6)	(4)	41.2%
Operating income	295	348	(53)	(15.2)%
Operating income as % of net revenues	15.4%	18.7%		(330 bps)
Foreign currency gains	1	—	1	NM
Interest expense	(7)	(6)	(1)	18.5%
Interest and other income, net	2	2	—	30.8%
Equity in losses of equity-method investees	(3)	(2)	(1)	53.3%
Income before provision for income taxes	288	342	(54)	(15.6)%
Provision for income taxes	(83)	(128)	45	(35.3)%
Effective tax rate(b)	28.8%	37.6%		(880 bps)
Net income	$205	$214	$(9)	(3.7)%
Net income per common share:
Basic	$2.28	$2.34	$(0.06)	(2.6)%
Diluted	$2.23	$2.29	$(0.06)	(2.6)%

(a)	Includes total depreciation expense of $56 million and $51 million for the three-month periods ended September 28, 2013 and September 29, 2012, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM     Not meaningful.
Net Revenues.    Net revenues increased by $53 million, or 2.9%, to $1.915 billion for the three months ended September 28, 2013, from $1.862 billion for the three months ended September 29, 2012. Excluding the effect of foreign currency, net revenues increased by $66 million, or 3.6%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Three Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change
	(millions)
Net Revenues:
Wholesale	$928	$915	$13	1.4%
Retail	944	901	43	4.8%
Licensing	43	46	(3)	(5.8)%
Total net revenues	$1,915	$1,862	$53	2.9%
Wholesale net revenues — The net increase primarily reflects:

•
a $64 million net increase related to our business in the Americas on a constant currency basis, largely due to $45 million of incremental revenues contributed by the previously licensed Chaps Menswear Business acquired in April 2013. The increase in net revenues also reflected higher domestic revenues from our core menswear and womenswear product lines. These increases were partially offset by lower Home product revenues primarily due to rebranding of certain of our home products; and

•
a $3 million net increase in revenues due to net favorable foreign currency effects, primarily related to the strengthening of the Euro, partially offset by the weakening of the Japanese Yen against the U.S. Dollar during the three months ended September 28, 2013, compared to the related prior fiscal year period.

This net increase was partially offset by:

•
a $31 million net decrease related to our European business on a constant currency basis, driven by our reduction of shipments across our core menswear, womenswear, and childrenswear product lines due to the challenging European retail environment, particularly due to softness in the specialty store business; and

•
an $18 million net decrease related to our Japanese business on a constant currency basis, primarily reflecting lower sell-throughs and the impact of a business model shift to the retail concessions-based channel.

Retail net revenues — Our total reported comparable store sales declined by 1% during the three months ended September 28, 2013, but increased 1% on a constant currency basis. Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closed during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater), or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in their newly renovated state for at least one full fiscal year. Sales from our e-commerce sites are included within comparable store sales for those geographies that have been serviced by the related e-commerce site for at least one full fiscal year. Consolidated comparable store sales information includes our Ralph Lauren stores (including concession-based shop-within-shops), factory stores, Club Monaco stores and e-commerce sites, and certain of our Ralph Lauren e-commerce sites. Sales from our Rugby stores and related e-commerce site, Rugby.com, are no longer included in comparable store sales due to the wind-down of our Rugby brand retail operations in Fiscal 2013. We use an integrated omni-channel strategy to operate our retail business, in which our e-commerce operations are interdependent with our physical stores.
The net increase in Retail net revenues primarily reflects:

•
a $7 million, or a 1%, net increase in consolidated comparable store sales on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations. Comparable store sales related to our e-commerce operations increased by approximately 8% and 7% on reported and constant currency basis, respectively, over the prior year period, and favorably impacted our total comparable store sales by zero to 1% on both reported and constant currency bases. The increase in comparable store sales driven by e-commerce was partially offset by decreases in comparable store sales from our concession shops. Our consolidated comparable store sales excluding e-commerce decreased between 1% and 2% on a reported basis and were flat to up by 1% on a constant currency basis; and

•
a $52 million, or a 49%, net increase in non-comparable store sales on a constant currency basis, primarily driven by new store openings within the past twelve months, including new store openings in the Asia-Pacific region as part of our plan to reposition and upgrade our existing operations in that region, new stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, new factory store openings, and the expansion of our e-commerce operations. The impact of these store openings more than offset the impact of store closings in connection with the Rugby Closure Plan.

These increases were partially offset by:

•
a $16 million net decrease in revenues due to unfavorable foreign currency effects of $13 million and $3 million related to our comparable and non-comparable store sales, respectively. The unfavorable currency effects primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro against the U.S. Dollar during the three months ended September 28, 2013 compared to the related prior fiscal year period.

Our global average store count increased by 55 stores and concession shops during the three months ended September 28, 2013 compared to the three months ended September 29, 2012, primarily due to new store and concession shop openings in Asia and Europe, and stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, partially offset by store closures associated with the Rugby Closure Plan. The following table details our retail store and e-commerce presence as of September 28, 2013:

September 28, 2013
Stores:
Freestanding stores	416
Concession shops	523
Total stores	939

E-commerce Sites:
North American sites(a)	3
European sites(b)	3
Asian sites(c)	2
Total e-commerce sites	8

(a)	Includes www.RalphLauren.com, www.ClubMonaco.com, and www.ClubMonaco.ca, which collectively service the U.S. and Canada.

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (servicing Germany and Austria).

(c)	Includes www.RalphLauren.co.jp and www.RalphLauren.co.kr servicing Japan and South Korea, respectively.
Licensing revenues — The $3 million net decrease in revenues primarily reflects the transition of certain licensing arrangements, including the Chaps Menswear Business and the Ralph Lauren-branded business in Australia and New Zealand, to wholly-owned operations, and the discontinuance of certain Home licensing arrangements, partially offset by higher apparel-related royalties.
Gross Profit.    Gross profit decreased by $11 million, or 1.0%, to $1.084 billion for the three months ended September 28, 2013, from $1.095 billion for the three months ended September 29, 2012. Gross profit as a percentage of net revenues declined by 220 basis points to 56.6% for the three months ended September 28, 2013, from 58.8% for the three months ended September 29, 2012. The gross margin decline was primarily due to the unfavorable effect of foreign currency, a less favorable geographic mix, the inclusion of the Chaps Menswear Business, and lower profitability from our concession shops.
Gross profit as a percentage of net revenues is dependent upon a variety of factors, including changes in the relative sales mix among distribution channels, changes in the mix of products sold, the timing and level of promotional activities, changes in geographies, foreign currency exchange rates, and fluctuations in material costs. These factors, among others, may cause gross profit as a percentage of net revenues to fluctuate from period to period.

Selling, General and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $38 million, or 5.3%, to $779 million for the three months ended September 28, 2013, from $741 million for the three months ended September 29, 2012. This increase included a net favorable foreign currency effect of $10 million, primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro against the U.S. Dollar during the three months ended September 28, 2013, as compared to the related prior fiscal year period. Excluding the effect of foreign currency, SG&A expenses increased by $48 million, or 6.5%. SG&A expenses as a percentage of net revenues increased to 40.7% during the three months ended September 28, 2013, from 39.8% during the three months ended September 29, 2012. The 90 basis point increase was primarily due to an increase in operating expenses attributable to our recent acquisitions and new business initiatives, investments in our facilities, and the growth in our retail business (which typically carries a higher operating expense margin), partially offset by operating leverage on higher net revenues from our core businesses.
The $38 million net increase in SG&A expenses was driven by:

Three Months Ended September 28, 2013 Compared to Three Months Ended September 29, 2012
(millions)
SG&A expense category:
Operating expenses related to newly acquired businesses	$20
Shipping, warehousing, and distribution expenses	9
Rent and occupancy expenses	5
Depreciation expense	5
Marketing, advertising, and promotional expenses	3
Other	(4)
Total change in SG&A expenses	$38
Amortization of Intangible Assets.    Amortization of intangible assets increased by $4 million, or 41.2%, to $10 million for the three months ended September 28, 2013, from $6 million for the three months ended September 29, 2012. This increase was primarily due to the amortization of an intangible asset acquired in connection with the Chaps Menswear License Acquisition in April 2013 (see Note 5 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $53 million, or 15.2%, to $295 million for the three months ended September 28, 2013, from $348 million for the three months ended September 29, 2012. Operating income as a percentage of net revenues declined by 330 basis points to 15.4% for the three months ended September 28, 2013, from 18.7% for the three months ended September 29, 2012. The decrease in operating income as a percentage of net revenues primarily reflected the decline in our gross profit margin and higher SG&A expenses as a percentage of revenue, both as previously discussed.
Operating income and margin for our three business segments are provided below:

	Three Months Ended
	September 28, 2013		September 29, 2012
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$202	21.7%	$232	25.5%	$(30)	(380 bps)
Retail	135	14.3%	157	17.4%	(22)	(310 bps)
Licensing	35	79.5%	35	74.9%	—	460 bps
	372		424		(52)
Unallocated corporate expenses	(77)		(76)		(1)
Total operating income	$295	15.4%	$348	18.7%	$(53)	(330 bps)

Wholesale operating margin declined by 380 basis points, primarily due to a lower gross profit margin reflecting a less favorable customer and geographic mix driven by our international operations, and the inclusion of the Chaps Menswear Business. The decline in the Wholesale operating margin was also due to an increase in SG&A expenses, including distribution-related costs and marketing, advertising, and promotional expenses as a percentage of net revenues.
Retail operating margin declined by 310 basis points, largely due to a lower gross profit margin, primarily reflecting lower profitability from our concession shops and the unfavorable effect of foreign currency. The decline in Retail operating margin was also due to an increase in SG&A expenses as a percentage of net revenues, primarily driven by incremental operating expenses associated with the previously licensed business in Australia and New Zealand acquired in July 2013, and expenses associated with our global store and e-commerce development efforts.
Licensing operating margin increased by 460 basis points, primarily due to reduced operating expenses reflecting the transition of certain licensing arrangement to wholly-owned operations, partially offset by lower net revenues.
Foreign Currency Gains.    The effect of foreign currency exchange rate fluctuations resulted in gains of $1 million for the three months ended September 28, 2013. The foreign currency gains were primarily associated with gains on foreign currency hedge contracts, partially offset by losses related to the revaluation and settlement of foreign currency-denominated third-party and intercompany receivables and payables. Foreign currency gains and losses do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars.
Interest Expense.    Interest expense increased by $1 million to $7 million for the three months ended September 28, 2013, compared to $6 million for the three months ended September 29, 2012, primarily related to interest on our increased capital lease obligations.
Equity in Losses of Equity-Method Investees.    The equity in losses of equity-method investees of $3 million and $2 million for the three months ended September 28, 2013 and September 29, 2012, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L., which is accounted for under the equity method of accounting.
Provision for Income Taxes.    The provision for income taxes decreased by $45 million, or 35.3%, to $83 million for the three months ended September 28, 2013, from $128 million for the three months ended September 29, 2012. The decrease in the provision for income taxes was primarily due to the decline in the overall level of our pretax income, coupled with a decrease in our reported effective tax rate of 880 basis points to 28.8% for the three months ended September 28, 2013, from 37.6% for the three months ended September 29, 2012. The lower effective tax rate for the three months ended September 28, 2013 compared to the respective prior fiscal year period was primarily due to the combination of a greater proportion of earnings generated in lower-taxed jurisdictions, an income tax benefit resulting from restructuring of certain of our foreign operations during Fiscal 2014, and the absence of the reserve recorded in the prior year period for an assessment of interest on foreign withholding tax. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income declined by $9 million, or 3.7%, to $205 million for the three months ended September 28, 2013, from $214 million for the three months ended September 29, 2012. The decline in net income was primarily driven by the $53 million decrease in operating income, partially offset by the $45 million decline in the provision for income taxes, both as previously discussed.
Net Income per Diluted Share.    Net income per diluted share declined by $0.06, or 2.6%, to $2.23 per share for the three months ended September 28, 2013, from $2.29 per share for the three months ended September 29, 2012. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the three months ended September 28, 2013, driven by our share repurchases over the last twelve months.

Six Months Ended September 28, 2013 Compared to Six Months Ended September 29, 2012
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Six Months Ended
	September 28, 2013	September 29, 2012	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$3,568	$3,455	$113	3.3%
Cost of goods sold(a)	(1,480)	(1,368)	(112)	8.2%
Gross profit	2,088	2,087	1	—%
Gross profit as % of net revenues	58.5%	60.4%		(190 bps)
Selling, general, and administrative expenses(a)	(1,514)	(1,434)	(80)	5.6%
SG&A expenses as % of net revenues	42.4%	41.5%		90 bps
Amortization of intangible assets	(19)	(13)	(6)	40.0%
Gain on acquisition of Chaps	16	—	16	NM
Operating income	571	640	(69)	(10.8%)
Operating income as % of net revenues	16.0%	18.5%		(250 bps)
Foreign currency losses	(5)	(3)	(2)	51.6%
Interest expense	(12)	(11)	(1)	8.3%
Interest and other income, net	4	3	1	42.3%
Equity in losses of equity-method investees	(5)	(3)	(2)	64.3%
Income before provision for income taxes	553	626	(73)	(11.6%)
Provision for income taxes	(167)	(219)	52	(23.7%)
Effective tax rate(b)	30.2%	35.0%		(480 bps)
Net income	$386	$407	$(21)	(5.1%)
Net income per common share:
Basic	$4.27	$4.44	$(0.17)	(3.8%)
Diluted	$4.17	$4.32	$(0.15)	(3.5%)

(a)	Includes total depreciation expense of $107 million and $100 million for the six-month periods ended September 28, 2013 and September 29, 2012, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM     Not meaningful.
Net Revenues.    Net revenues increased by $113 million, or 3.3%, to $3.568 billion for the six months ended September 28, 2013, from $3.455 billion for the six months ended September 29, 2012. Excluding the effect of foreign currency, net revenues increased by $144 million or 4.2%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior year period, are provided below:

	Six Months Ended
	September 28, 2013	September 29, 2012	$ Change	% Change
	(millions)
Net Revenues:
Wholesale	$1,663	$1,609	$54	3.4%
Retail	1,823	1,758	65	3.7%
Licensing	82	88	(6)	(6.9%)
Total net revenues	$3,568	$3,455	$113	3.3%
Wholesale net revenues — The net increase primarily reflects:

•
a $132 million net increase related to our business in the Americas on a constant currency basis, largely due to $102 million of incremental revenues contributed by previously licensed businesses, including the Chaps Menswear Business acquired in April 2013 and certain businesses in Latin America acquired in June 2012. The increase in net revenues also reflected higher domestic revenues from our core menswear, womenswear, and childrenswear product lines. These increases were partially offset by lower Home product revenues primarily due to rebranding of certain of our home products, as well as the absence of the prior year's revenues due to the discontinuance of the majority of the product categories under the American Living brand after the Fall 2012 selling season.

This net increase was partially offset by:

•
a $46 million net decrease related to our European business on a constant currency basis, driven by our reduction of shipments across our core menswear, womenswear, and childrenswear product lines due to the challenging European retail environment, particularly due to softness in the specialty store business; and

•
a $27 million net decrease related to our Japanese business on a constant currency basis, primarily reflecting lower sell-throughs and the impact of a business model shift to the retail concessions-based channel.

Retail net revenues — Our total reported comparable store sales declined by 1% during the six months ended September 28, 2013, but increased 1% on a constant currency basis. The net increase in Retail net revenues primarily reflects:

•
a $15 million, or a 1%, net increase in consolidated comparable store sales on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations. Comparable store sales related to our e-commerce operations increased by approximately 16% on both reported and constant currency basis over the related prior fiscal year period, and had a favorable impact on our total comparable store sales of 1% to 2% on both reported and constant currency basis. The increase in comparable store sales driven by e-commerce was partially offset by decreases in comparable store sales from our concession shops. Our consolidated comparable store sales excluding e-commerce decreased between 2% and 3% on a reported basis and were flat to down by 1% on a constant currency basis; and

•
an $82 million, or a 40%, net increase in non-comparable store sales on a constant currency basis, primarily driven by new store openings within the past twelve months, including new store openings in the Asia-Pacific region as part of our plan to reposition and upgrade our existing operations in that region, new stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, new factory store openings, and the expansion of our e-commerce operations, which more than offset the impact of store closings in connection with the Rugby Closure Plan.

These increases were partially offset by:

•
a $32 million net decrease in revenues due to unfavorable foreign currency effects, comprised of unfavorable effects of $27 million and $5 million related to our comparable and non-comparable store sales, respectively. The unfavorable currency effects primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the

Euro and the South Korean Won against the U.S. Dollar during the six months ended September 28, 2013 compared to the related prior fiscal year period.
Our global average store count increased by 46 stores and concession shops during the six months ended September 28, 2013 compared with the six months ended September 29, 2012, primarily due to new store and concession shop openings in Asia and Europe, and stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, partially offset by store closures associated with the Rugby Closure Plan in Fiscal 2013.
Licensing revenues — The $6 million net decrease in revenues primarily reflects the transition of certain licensing arrangements, including the Chaps Menswear Business and the Ralph Lauren-branded business in Australia and New Zealand, to wholly-owned operations, and the discontinuance of certain Home licensing arrangements, partially offset by higher apparel-related royalties.
Gross Profit.    Gross profit increased by $1 million to $2.088 billion for the six months ended September 28, 2013, from $2.087 billion for the six months ended September 29, 2012. Gross profit as a percentage of net revenues decreased by 190 basis points to 58.5% for the six months ended September 28, 2013, from 60.4% for the six months ended September 29, 2012. The gross margin decline was primarily due to the unfavorable effect of foreign currency, a less favorable geographic mix, the inclusion of the Chaps Menswear Business, and lower profitability from our concession shops.
Selling, General and Administrative Expenses.    SG&A expenses increased by $80 million, or 5.6%, to $1.514 billion for the six months ended September 28, 2013, from $1.434 billion for the six months ended September 29, 2012. This increase included a net favorable foreign currency effect of approximately $21 million, primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro and the South Korean Won against the U.S. Dollar during the six months ended September 28, 2013, as compared to the related prior fiscal year period. Excluding the effect of foreign currency, SG&A expenses increased by $101 million, or 7.0%. SG&A expenses as a percentage of net revenues increased to 42.4% during the six months ended September 28, 2013, from 41.5% during the six months ended September 29, 2012. The 90 basis point increase was primarily due to an increase in operating expenses attributable to our recent acquisitions and new business initiatives, as well as the growth in our retail business (which typically carries a higher operating expense margin), partially offset by operating leverage on higher net revenues from our core businesses.
The $80 million net increase in SG&A expenses was driven by:

Six Months Ended September 28, 2013 Compared to Six Months Ended September 29, 2012
(millions)
SG&A expense category:
Operating expenses related to newly acquired businesses	$26
Compensation-related expenses(a)	16
Marketing, advertising, and promotional expenses	9
Shipping, warehousing, and distribution expenses	8
Rent and occupancy expenses	8
Acquisition-related costs(b)	7
Depreciation expense	7
Other	(1)
Total change in SG&A expenses	$80

(a)	Primarily due to increased salaries and related expenses to support business growth.

(b)
Comprised of acquisition-related costs for the Chaps Menswear License Acquisition in April 2013 and for the Australia and New Zealand Licensed Operations Acquisition in July 2013 (see Note 5 to the accompanying unaudited interim consolidated financial statements).

Amortization of Intangible Assets.    Amortization of intangible assets increased by $6 million, or 40.0%, to $19 million for the six months ended September 28, 2013, from $13 million for the six months ended September 29, 2012. This increase was primarily due to the amortization of an intangible asset acquired in connection with the Chaps Menswear License Acquisition in April 2013.
Gain on Acquisition of Chaps. During the six months ended September 28, 2013, we recorded a $16 million gain on the Chaps Menswear License Acquisition, representing the difference between the acquisition date fair value of net assets acquired and the contractually-defined purchase price under the Company's license agreement with Warnaco, which granted the Company the right to early-terminate the license upon PVH's acquisition of Warnaco in February 2013 (see Note 5 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $69 million, or 10.8%, to $571 million for the six months ended September 28, 2013, from $640 million for the six months ended September 29, 2012. Operating income as a percentage of net revenues decreased 250 basis points to 16.0% for the six months ended September 28, 2013, from 18.5% for the six months ended September 29, 2012. The decrease in operating income as a percentage of net revenues primarily reflected the decline in our gross profit margin and higher SG&A expenses as a percentage of revenue, both as previously discussed.
Operating income and margin for our three business segments are provided below:

	Six Months Ended
	September 28, 2013		September 29, 2012
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$356	21.4%	$386	24.0%	$(30)	(260 bps)
Retail	295	16.2%	336	19.1%	(41)	(290 bps)
Licensing	64	77.1%	64	72.6%	—	450 bps
	715		786		(71)
Unallocated corporate expenses	(160)		(146)		(14)
Gain on acquisition of Chaps	16		—		16
Total operating income	$571	16.0%	$640	18.5%	$(69)	(250 bps)
Wholesale operating margin declined by 260 basis points, primarily due to a decline in gross profit margin reflecting a less favorable customer and geographic mix driven by our international operations, and the inclusion of the Chaps Menswear Business. The decline in Wholesale operating margin was also due to an increase in SG&A expenses, including distribution-related costs and marketing, advertising, and promotional expenses as a percentage of net revenues.
Retail operating margin declined by 290 basis points, largely due to a lower gross profit margin, primarily reflecting lower profitability from our concession shops and the unfavorable effect of foreign currency. The decline in Retail operating margin was also due to an increase in SG&A expenses as a percentage of net revenues, primarily driven by incremental operating expenses associated with the previously licensed business in Australia and New Zealand, and expenses associated with our global store and e-commerce development efforts.
Licensing operating margin improved by 450 basis points, primarily due to reduced operating expenses reflecting the transition of certain licensing arrangements to wholly-owned operations, partially offset by lower net revenues.
Unallocated corporate expenses increased by $14 million, primarily attributable to acquisition-related costs related to the Chaps Menswear Business acquired in April 2013 and increased global information technology-related costs.
Gain on acquisition of Chaps was $16 million for the six months ended September 28, 2013 and is further described above.
Foreign Currency Losses.    The effect of foreign currency exchange rate fluctuations resulted in losses of $5 million for the six months ended September 28, 2013, compared to losses of $3 million for the six months ended September 29, 2012. The higher foreign currency losses were primarily related to the revaluation and settlement of foreign currency-denominated third-party and intercompany receivables and payables, partially offset by gains related to foreign currency hedge contracts.
Interest Expense.    Interest expense increased to $12 million for the six months ended September 28, 2013, from $11 million for the six months ended September 29, 2012, primarily related to interest on our increased capital lease obligations.
Interest and Other Income, net.    Interest and other income, net, increased to $4 million for the six months ended September 28, 2013, from $3 million for the six months ended September 29, 2012, primarily related to gains on sales of certain available-for-sale securities.
Equity in Losses of Equity-Method Investees.    The equity in losses of equity-method investees of $5 million and $3 million for the six months ended September 28, 2013 and September 29, 2012, respectively, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L.
Provision for Income Taxes.    The provision for income taxes decreased by $52 million, or 23.7%, to $167 million for the six months ended September 28, 2013, from $219 million for the six months ended September 29, 2012. The decrease in the provision for income taxes was primarily due to the decline in the overall level of our pretax income, coupled with a decrease in our reported effective tax rate of 480 basis points to 30.2% for the six months ended September 28, 2013, from 35.0% for the six months ended September 29, 2012. The lower effective tax rate for the six months ended September 28, 2013 compared to the respective prior fiscal year period was primarily due to the combination of a greater proportion of earnings generated in lower-taxed jurisdictions, an income tax benefit resulting from restructuring of certain of our foreign operations during Fiscal 2014, and the absence of the reserve recorded in the prior year period for an assessment of interest on foreign withholding tax.
Net Income.    Net income declined by $21 million, or 5.1%, to $386 million for the six months ended September 28, 2013, from $407 million for the six months ended September 29, 2012. The decline in net income was primarily driven by the $69 million decrease in operating income, partially offset by the $52 million reduction in the provision for income taxes, both as previously discussed.
Net Income per Diluted Share.    Net income per diluted share decreased by $0.15, or 3.5%, to $4.17 per share for the six months ended September 28, 2013, from $4.32 per share for the six months ended September 29, 2012. The decline was due to lower net income, as previously discussed, partially offset by lower weighted-average diluted shares outstanding during the six months ended September 28, 2013 driven by our share repurchases over the last twelve months.

FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of September 28, 2013 and March 30, 2013:

	September 28, 2013	March 30, 2013	$ Change
	(millions)
Cash and cash equivalents	$839	$974	$(135)
Short-term investments	572	325	247
Non-current investments	7	81	(74)
Current portion of long-term debt(b)	(283)	(267)	(16)
Long-term debt	(300)	—	(300)
Net cash and investments(a)	$835	$1,113	$(278)
Equity	$3,991	$3,785	$206

(a)	“Net cash and investments” is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.

(b)	Represents our Euro Debt due October 4, 2013, which was repaid at its principal amount upon maturity subsequent to the end of the second quarter of Fiscal 2014.
The decline in our net cash and investments position at September 28, 2013 as compared to March 30, 2013 was primarily due to our use of cash to invest in our business through $214 million in capital expenditures, to support our Class A common stock repurchases of $210 million, and to make cash dividend payments of $73 million. These declines were partially offset by our operating cash flows, which are reflective of the seasonality of our business during the first half of Fiscal 2014.
The increase in equity was primarily attributable to our net income and equity issuances made pursuant to stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the six months ended September 28, 2013.
Cash Flows
The following table details our cash flows for the six-month periods ended September 28, 2013 and September 29, 2012:

	Six Months Ended
	September 28, 2013	September 29, 2012	$ Change
	(millions)
Net cash provided by operating activities	$220	$307	$(87)
Net cash used in investing activities	(408)	(82)	(326)
Net cash provided by (used in) financing activities	51	(354)	405
Effect of exchange rate changes on cash and cash equivalents	2	1	1
Net decrease in cash and cash equivalents	$(135)	$(128)	$(7)
Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $220 million during the six months ended September 28, 2013, as compared to $307 million during the six months ended September 29, 2012. The net decrease in cash provided by operating activities was primarily attributable to a decline in net income before non-cash items, and the net unfavorable change in our working capital, which was driven by increased inventory levels to support our newly transitioned businesses, store openings, and new e-commerce sites, partially offset by inventory management initiatives and declines due to foreign currency impacts; and an increase in accounts receivable primarily attributable to the timing of cash collections. These declines in cash from operating activities were partially offset by an increase related to accounts payable and accrued liabilities, primarily due to the timing of payments.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $408 million during the six months ended September 28, 2013, as compared to $82 million during the six months ended September 29, 2012. The net increase in cash used in investing activities was primarily driven by:

•
a $190 million increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During the six months ended September 28, 2013, we made net investment purchases of $152 million, as compared to net sales of $38 million during the six months ended September 29, 2012;

•
a $97 million increase in cash used for capital expenditures. During the six months ended September 28, 2013, we spent $214 million on capital expenditures, as compared to $117 million during the six months ended September 29, 2012. Our capital expenditures were primarily associated with global retail store expansion, department store renovations, the purchase and expansion of a distribution facility in High Point, North Carolina, and enhancements to our global technology systems, including the continued implementation of our new global operating and financial reporting information technology system;

•
a $26 million increase in cash used to fund our acquisitions and ventures. During the six months ended September 28, 2013, we used $36 million of cash to fund our acquisitions and ventures, including $18 million to fund the Chaps Menswear License Acquisition, $15 million to fund the Australia and New Zealand Licensed Operations Acquisition, as well as amounts to support the continued funding of our joint venture, the RL Watch Company. During the six months ended September 29, 2012, we used $10 million of cash, primarily in connection with our acquisition of the previously licensed business in Latin America, and to fund the operations of the RL Watch Company; and

•	a $13 million decline related to changes in our restricted cash deposits.
Net Cash Provided by (Used in) Financing Activities.    Net cash provided by financing activities was $51 million during the six months ended September 28, 2013, as compared to net cash used in financing activities of $354 million during the six months ended September 29, 2012. The net increase in cash from financing activities was primarily driven by:

•	$300 million in proceeds received from our issuance of 2.125% unsecured Senior Notes in September 2013; and

•
a $137 million decline in cash used to repurchase shares of our Class A common stock. During the six months ended September 28, 2013, we used $150 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $60 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”) and our 2010 Long-Term Stock Incentive Plan, as amended (the “2010 Incentive Plan”). On a comparative basis, during the six months ended September 29, 2012, we used $300 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $47 million in shares of Class A common stock were surrendered or withheld for taxes.

The above increases in cash were partially offset by:

•
an increase in cash used to pay dividends. During the six months ended September 28, 2013, we used $73 million to pay dividends, as compared to $55 million during the six months ended September 29, 2012.

Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, $300 million in proceeds from the public offering of the 2.125% unsecured senior notes in September 2013, $500 million of availability under our Global Credit Facility (as defined below), the availability under our Pan-Asia Credit Facilities (as defined below), our available cash and cash equivalents and short-term investments, our other investments, and our other available financing options. The majority of our cash and short-term investments are held outside the U.S. in jurisdictions where we intend to permanently reinvest any undistributed earnings to support our continued growth. However, we are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-within-shops, investment in technological infrastructure, acquisitions, joint ventures, payment of dividends, debt repayment/repurchase, common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities. We believe that our existing sources of cash, as well as our ability to access capital markets, will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our recently acquired businesses, and our plans for further business expansion.
As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit facility borrowings outstanding under our Global Credit Facility or our Pan-Asia Credit Facilities as of September 28, 2013. We may elect to draw on our credit facilities or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions), or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of September 28, 2013, there were ten financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 16%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
Common Stock Repurchase Program
During the six months ended September 28, 2013, we repurchased 1.1 million shares of Class A common stock at a total cost of $200 million under our common stock repurchase program. The total cost of repurchased shares included two separate $50 million prepayments made in March 2013 and June 2013 pursuant to share repurchase programs with third-party financial institutions, which resulted in the delivery of 0.6 million shares during the six months ended September 28, 2013 based on the volume-weighted average market price of our Class A common stock over the programs' respective 93-day repurchase terms, less a per share discount. The remaining availability under our common stock repurchase program was approximately $427 million as of September 28, 2013.
In addition, during the six months ended September 28, 2013, 0.4 million shares of Class A common stock at a cost of $60 million were surrendered to or withheld in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On May 21, 2012, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.20 per share to $0.40 per share. The second quarter Fiscal 2014 dividend of $0.40 per share was declared on September 11, 2013, was payable to stockholders of record at the close of business on September 27, 2013, and was paid on October 11, 2013. Dividends paid amounted to $73 million and $55 million during the six months ended September 28, 2013 and September 29, 2012, respectively.
On November 5, 2013, our Board of Directors approved an additional increase to the quarterly cash dividend on our common stock from $0.40 to $0.45 per share.
We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.
Debt and Covenant Compliance
Senior Notes
In September 2013, we completed a public offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018 (the "Senior Notes") at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering will be used for general corporate purposes, including repayment of the €209 million principal amount of the Euro Debt, as defined below, which matured on October 4, 2013.
We have the option to redeem the Senior Notes, in whole or in part, at any time at a price equal to accrued but unpaid interest on, but not including, the redemption date, plus the greater of (i) 100% of the principal amount of Senior Notes to be redeemed or (ii) the sum of the present value of Remaining Scheduled Payments, as defined in the indenture governing the Senior Notes (the "Indenture"). The Indenture contains certain covenants that restrict our ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of our property or assets to another party. However, the Indenture does not contain any financial covenants.
Euro Debt
As of September 28, 2013, we had outstanding €209 million principal amount of 4.5% notes due October 4, 2013 (the “Euro Debt”). As of September 28, 2013 and March 30, 2013, the carrying value of our Euro Debt was $283 million and $267 million, respectively, and was classified as current portion of long-term debt in our consolidated balance sheets. The indenture governing the Euro Debt contains certain limited covenants that restrict our ability, subject to certain exceptions, to incur liens, or enter into sale and leaseback transaction for any principal property, but does not contain any financial covenants. The Euro Debt was repaid upon its maturity on October 4, 2013.
Revolving Credit Facilities
Global Credit Facility
We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, and is also used to support the issuance of letters of credit (the “Global Credit Facility”). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand the borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of September 28, 2013, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $9 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of September 28, 2013, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Global Credit Facility.
Pan-Asia Credit Facilities
Certain of our subsidiaries in Asia have uncommitted credit facilities with regional branches of JPMorgan Chase (the “Banks”) in China, Malaysia, South Korea, and Taiwan (the “Pan-Asia Credit Facilities”). These credit facilities are subject to annual renewal and may be used to fund general working capital and corporate needs of our operations in the respective regions. Borrowings under the Pan-Asia Credit Facilities are guaranteed by us and are granted at the sole discretion of the Banks, subject to availability of the Banks' funds and satisfaction of certain regulatory requirements. The Pan-Asia Credit Facilities do not contain any financial covenants. The Company's Pan-Asia Credit Facilities by country are as follows:

•
Chinese Credit Facility — provides Ralph Lauren Trading (Shanghai) Co., Ltd. with a revolving line of credit of up to 100 million Chinese Renminbi (approximately $16 million) through April 9, 2014, and may also be used to support bank guarantees.

•	Malaysia Credit Facility — provides Ralph Lauren (Malaysia) Sdn Bhd with a revolving line of credit of up to 16 million Malaysian Ringgit (approximately $5 million) through September 17, 2014.

•	South Korea Credit Facility — provides Ralph Lauren (Korea) Ltd. with a revolving line of credit of up to 11 billion South Korean Won (approximately $10 million) through October 31, 2014.

•
Taiwan Credit Facility — provides Ralph Lauren (Hong Kong) Retail Company Ltd., Taiwan Branch with a revolving line of credit of up to 59 million New Taiwan Dollars (approximately $2 million) through October 15, 2014.

As of September 28, 2013, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
Refer to Note 14 of the Fiscal 2013 10-K for detailed disclosure of the terms and conditions of our debt and credit facilities.
Contractual Obligations
Lease Obligations

During the first quarter of Fiscal 2014, we entered into a build-to-suit lease agreement for a new flagship store on Fifth Avenue in New York City, which will feature a full assortment of Polo-branded apparel and accessories. The total commitment related to this lease is $235 million, with minimum lease payments of $25 million due each year from Fiscal 2015 through Fiscal 2019, and aggregate minimum lease payments of $110 million for Fiscal 2020 through Fiscal 2023. We took possession of this property on July 1, 2013 and recorded a $230 million asset as construction in progress within property and equipment and a corresponding capital lease obligation within our unaudited interim consolidated balance sheet.
Debt Obligations
In September 2013, we completed a $300 million public offering of 2.125% Senior Notes due September 26, 2018 (see Note 11 to our unaudited interim consolidated financial statements). Our aggregate interest obligation related to this debt is $32 million, with interest payable semi-annually.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon evaluation of their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 28, 2013. However, we do have in aggregate approximately $22 million of derivative instruments in net asset positions with five creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange derivative contracts. Refer to Note 13 to the accompanying unaudited interim consolidated financial statements for a summary of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of September 28, 2013.

Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory purchases, external and intercompany debt obligations, intercompany royalty payments made by certain of our international operations, intercompany contributions made to fund certain marketing efforts of our international operations, and other foreign currency-denominated operational cash flows. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, the British Pound Sterling, the Australian Dollar, and the Vietnamese Dong, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.
Our foreign exchange risk management activities are governed by our Company's established policies and procedures. These policies and procedures provide a framework that allows for the management of currency exposures while ensuring the activities are conducted within our established guidelines. Our policies include guidelines for the organizational structure of our risk management function and for internal controls over foreign exchange risk management activities, including, but not limited to, authorization levels, transaction limits, and credit quality controls, as well as various measurements for monitoring compliance. We monitor foreign exchange risk using different techniques, including a periodic review of market values and sensitivity analyses.
As of September 28, 2013, there have been no other significant changes in our foreign currency exposures, or in the types of derivative instruments used to hedge such exposures. See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.
Investment Risk Management
As of September 28, 2013, we had cash and cash equivalents on-hand of $839 million, primarily invested in money market funds, time deposits, and treasury bills with original maturities of 90 days or less. Our other significant investments included $572 million of short-term investments, primarily in time deposits and government bonds with original maturities greater than 90 days; $49 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; $5 million of investments with maturities greater than one year; and $2 million of auction rate securities issued through a municipality.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. As of September 28, 2013, we do not hold any investments in sovereign debt securities issued by Greece, Ireland, Portugal, Spain, or Italy. See Note 13 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of September 28, 2013.
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

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included in our Fiscal 2013 10-K. Our estimates are often based on complex judgments, probabilities, and assumptions that our management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our Fiscal 2013 10-K. The following discussion is only intended to update our critical accounting policies for any significant changes in policy implemented during the six months ended September 28, 2013.
There have been no significant changes in the application of our critical accounting policies since March 30, 2013.
Goodwill Impairment Assessment
We performed our annual goodwill impairment assessment as of the beginning of the second quarter of Fiscal 2014, using a qualitative approach as permitted under Accounting Standards Update No. 2011-08, "Testing Goodwill for Impairment." In performing the assessment, we identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of our reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. Additionally, the results of our most recent quantitative goodwill impairment test were also considered, which indicated that the fair values of our reporting units significantly exceeded their respective carrying values. Based on the results of our qualitative goodwill impairment assessment performed as of June 30, 2013, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values, and there are no reporting units at risk of impairment.
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
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Executive Vice President, Chief Administrative Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
The Company carried out an evaluation based on criteria established in the original Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of September 28, 2013. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 28, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Global Operating and Financial Reporting System Implementation
We are in the process of implementing a new global operating and financial reporting information technology system as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During the first half of Fiscal 2014, we continued to migrate certain areas of our business to the new system, including global merchandise procurement and customer order management and record-to-report for our North American wholesale operations, which is scheduled to occur in stages through Fiscal 2015, a significant portion of which was migrated to the new system as of the beginning of the third quarter of Fiscal 2014. As the phased implementation of this new system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.
Chaps Menswear License Acquisition
In April 2013, we acquired control of the North American Chaps-branded men's sportswear business from The Warnaco Group, Inc., a subsidiary of PVH Corp., that was formerly conducted under a licensed arrangement (the "Chaps Menswear License Acquisition,” as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). We are in the process of evaluating internal controls of the acquired business and developing the supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, finance, and other administrative areas to support this business.
Australia and New Zealand Licensed Operations Acquisition
In July 2013, we acquired control of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand from Oroton Group/PRL Australia, which was formerly conducted under a licensed arrangement (the "Australia and New Zealand Licensed Operations Acquisition," as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). We are in the process of evaluating internal controls of the acquired business and developing the supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, finance, and other administrative areas to support this business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Reference is made to the information disclosed under Item 3. — “LEGAL PROCEEDINGS” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. The following is a summary of recent litigation developments.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases

The following table sets forth the repurchases of shares of the Company’s Class A common stock during the fiscal quarter ended September 28, 2013:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
					(millions)
June 30, 2013 to July 27, 2013	43,142	(1)	$182.77	—	$427
July 28, 2013 to August 24, 2013	286,836	(2)	175.75	284,552	427
August 25, 2013 to September 28, 2013	—		—	—	427
	329,978			284,552

(1)
Represents shares surrendered to, or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 1997 Long-Term Stock Incentive Plan, as amended.

(2)
Includes 2,284 shares surrendered to, or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan. In addition, 284,552 shares were received in August 2013 at the conclusion of the 93-day repurchase term under a $50 million prepaid share repurchase program entered into with a third-party financial institution in June 2013, which reduced the remaining value of shares authorized for repurchase upon its execution.

Item 6.	Exhibits.

4.1
Indenture, dated as of September 26, 2013 by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (including the form of Note) (filed as Exhibit 4.1 to the Form 8-K dated September 26, 2013).

4.2
First Supplemental Indenture, dated as of September 26, 2013 by and between Ralph Lauren Corporation and Wells Fargo Bank, National Association (filed as Exhibit 4.2 to the Form 8-K dated September 26, 2013).

10.1	Amended and Restated 2010 Long-Term Incentive Plan, amended as of August 8, 2013 (filed as Exhibit 10.1 to the Form 10-Q for the quarterly period ended June 29, 2013).
10.2	Amended and Restated Employment Agreement, made effective as of November 1, 2013, between Ralph Lauren Corporation and Roger N. Farah (filed as Exhibit 10.1 to the Form 8-K dated September 18, 2013).
10.3
Amended and Restated Employment Agreement, made effective as of November 1, 2013, between Ralph Lauren Corporation and Jackwyn L. Nemerov (filed as Exhibit 10.2 to the Form 8-K dated September 18, 2013).

10.4
Amended and Restated Employment Agreement, made effective as of November 1, 2013, between Ralph Lauren Corporation and Christopher H. Peterson (filed as Exhibit 10.3 to the Form 8-K dated September 18, 2013).

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Christopher H. Peterson, Executive Vice President, Chief Administrative Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Christopher H. Peterson, Executive Vice President, Chief Administrative Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at September 28, 2013 and March 30, 2013, (ii) the Consolidated Statements of Income for the three-month and six-month periods ended September 28, 2013 and September 29, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended September 28, 2013 and September 29, 2012, (iv) the Consolidated Statements of Cash Flows for the six-month periods ended September 28, 2013 and September 29, 2012, and (v) the Notes to Consolidated Financial Statements.

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
Christopher H. Peterson
Executive Vice President, Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 6, 2013