Form 10-Q
period 2013-12-28
RALPH LAUREN CORP
filed 2014-02-05
CIK 1037038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At January 31, 2014, 59,705,155 shares of the registrant’s Class A common stock, $.01 par value, and 29,881,276 shares of the registrant’s Class B common stock, $.01 par value, were outstanding.

RALPH LAUREN CORPORATION
INDEX

		Page

PART I. FINANCIAL INFORMATION (Unaudited)
Item 1.	Financial Statements:
	Consolidated Balance Sheets	3
	Consolidated Statements of Income	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59
Item 4.	Controls and Procedures	59

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 6.	Exhibits	62
Signatures		63

EX-12.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101	INSTANCE DOCUMENT
EX-101	SCHEMA DOCUMENT
EX-101	CALCULATION LINKBASE DOCUMENT
EX-101	LABELS LINKBASE DOCUMENT
EX-101	PRESENTATION LINKBASE DOCUMENT
EX-101	DEFINITION LINKBASE DOCUMENT

RALPH LAUREN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 28, 2013	March 30, 2013
	(millions) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$882	$974
Short-term investments	533	325
Accounts receivable, net of allowances of $281 million and $245 million	425	458
Inventories	1,117	896
Income tax receivable	32	29
Deferred tax assets	125	120
Prepaid expenses and other current assets	228	161
Total current assets	3,342	2,963
Non-current investments	5	81
Property and equipment, net	1,299	932
Deferred tax assets	21	22
Goodwill	958	968
Intangible assets, net	305	328
Other non-current assets	130	124
Total assets	$6,060	$5,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$267
Accounts payable	207	147
Income tax payable	49	43
Accrued expenses and other current liabilities	728	664
Total current liabilities	984	1,121
Long-term debt	300	—
Non-current liability for unrecognized tax benefits	122	150
Other non-current liabilities	620	362
Commitments and contingencies (Note 15)
Total liabilities	2,026	1,633
Equity:
Class A common stock, par value $.01 per share; 94.9 million and 93.6 million shares issued; 59.7 million and 61.0 million shares outstanding	1	1
Class B common stock, par value $.01 per share; 29.9 million shares issued and outstanding	—	—
Additional paid-in-capital	1,952	1,752
Retained earnings	5,144	4,647
Treasury stock, Class A, at cost; 35.2 million and 32.6 million shares	(3,167)	(2,709)
Accumulated other comprehensive income	104	94
Total equity	4,034	3,785
Total liabilities and equity	$6,060	$5,418
See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions, except per share data) (unaudited)
Net sales	$1,970	$1,795	$5,456	$5,162
Licensing revenue	45	51	127	139
Net revenues	2,015	1,846	5,583	5,301
Cost of goods sold(a)	(843)	(752)	(2,323)	(2,120)
Gross profit	1,172	1,094	3,260	3,181
Selling, general, and administrative expenses(a)	(815)	(768)	(2,327)	(2,201)
Amortization of intangible assets	(9)	(7)	(28)	(20)
Gain on acquisition of Chaps	—	—	16	—
Impairment of assets	—	(11)	—	(12)
Restructuring and other charges	(14)	(3)	(16)	(3)
Total other operating expenses, net	(838)	(789)	(2,355)	(2,236)
Operating income	334	305	905	945
Foreign currency losses	(4)	(4)	(9)	(7)
Interest expense	(4)	(5)	(16)	(16)
Interest and other income, net	—	1	4	4
Equity in losses of equity-method investees	(2)	(2)	(7)	(5)
Income before provision for income taxes	324	295	877	921
Provision for income taxes	(87)	(79)	(254)	(298)
Net income	$237	$216	$623	$623
Net income per common share:
Basic	$2.62	$2.37	$6.89	$6.80
Diluted	$2.57	$2.31	$6.74	$6.63
Weighted average common shares outstanding:
Basic	90.1	91.1	90.4	91.6
Diluted	91.8	93.3	92.4	93.9
Dividends declared per common share	$0.45	$0.40	$1.25	$1.20
(a) Includes total depreciation expense of:	$(58)	$(54)	$(165)	$(154)

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions) (unaudited)
Net income	$237	$216	$623	$623
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6)	(25)	42	(24)
Net losses on derivative financial instruments	(4)	(12)	(27)	(15)
Net gains (losses) on available-for-sale investments	—	1	(5)	4
Net losses on defined benefit plans	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	(10)	(37)	10	(36)
Total comprehensive income	$227	$179	$633	$587

See accompanying notes.

RALPH LAUREN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 28, 2013	December 29, 2012
	(millions) (unaudited)
Cash flows from operating activities:
Net income	$623	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	193	174
Deferred income tax benefit	(37)	(23)
Equity in losses of equity-method investees	7	5
Non-cash stock-based compensation expense	74	65
Gain on acquisition of Chaps	(16)	—
Non-cash impairment of assets	—	12
Excess tax benefits from stock-based compensation arrangements	(32)	(33)
Changes in operating assets and liabilities:
Accounts receivable	59	166
Inventories	(176)	(138)
Accounts payable and accrued liabilities	79	(2)
Income tax receivables and payables	18	37
Deferred income	(11)	(22)
Other balance sheet changes, net	(21)	33
Net cash provided by operating activities	760	897
Cash flows from investing activities:
Acquisitions and ventures, net of cash acquired	(39)	(18)
Purchases of investments	(843)	(752)
Proceeds from sales and maturities of investments	739	951
Capital expenditures	(295)	(195)
Change in restricted cash deposits	(2)	7
Net cash used in investing activities	(440)	(7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	300	—
Repayment of debt	(269)	—
Payments of capital lease obligations	(6)	(8)
Payments of dividends	(109)	(128)
Repurchases of common stock, including shares surrendered for tax withholdings	(408)	(497)
Proceeds from exercise of stock options	46	38
Excess tax benefits from stock-based compensation arrangements	32	33
Other financing activities	—	(1)
Net cash used in financing activities	(414)	(563)
Effect of exchange rate changes on cash and cash equivalents	2	—
Net increase (decrease) in cash and cash equivalents	(92)	327
Cash and cash equivalents at beginning of period	974	672
Cash and cash equivalents at end of period	$882	$999
See accompanying notes.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share data and where otherwise indicated)
(Unaudited)

1.	Description of Business
Ralph Lauren Corporation (“RLC”) is a global leader in the design, marketing, and distribution of premium lifestyle products, including men’s, women’s, and children’s apparel, accessories, fragrances, and home furnishings. RLC’s long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, and international markets. RLC’s brand names include Ralph Lauren Women’s Collection, Purple Label, Black Label, Blue Label, Polo, Polo Ralph Lauren, RRL, Ralph Lauren Childrenswear, Lauren by Ralph Lauren, RLX Ralph Lauren, Denim & Supply Ralph Lauren, Ralph Lauren, Chaps, and Club Monaco, among others. RLC and its subsidiaries are collectively referred to herein as the “Company,” “we,” “us,” “our,” and “ourselves,” unless the context indicates otherwise.
The Company classifies its businesses into three segments: Wholesale, Retail, and Licensing. The Company’s wholesale sales are made principally to major department stores and specialty stores located mainly throughout North America, Europe, Asia, and Latin America. The Company also sells directly to consumers through its integrated retail channel, which includes retail stores located throughout North America, Europe, Asia, Australia, and New Zealand; concession-based shop-within-shops located in Asia, Australia, New Zealand, and Europe; and retail e-commerce operations in North America, Europe, and Asia. The Company also licenses to unrelated third parties the right to operate retail stores and to use its various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances, in specified geographic areas for specified periods.

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
Fiscal Year
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2014 will end on March 29, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal year 2013 ended on March 30, 2013 and was also a 52-week period (“Fiscal 2013”). The third quarter of Fiscal 2014 ended on December 28, 2013 and was a 13-week period. The third quarter of Fiscal 2013 ended on December 29, 2012 and was also a 13-week period.
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
Seasonality of Business
The Company’s business is typically affected by seasonal trends, with higher levels of wholesale sales in its second and fourth quarters and higher retail sales in its second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, the Company’s operating results and cash flows for the nine months ended December 28, 2013 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2014.

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
The Company accounts for sales taxes and other related taxes on a net basis, and excludes such taxes from revenue.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling Costs
The costs associated with shipping goods to customers are reflected as a component of selling, general, and administrative (“SG&A”) expenses in the unaudited interim consolidated statements of income. Shipping costs were $11 million and $28 million during the three-month and nine-month periods ended December 28, 2013, respectively, and $10 million and $27 million during the three-month and nine-month periods ended December 29, 2012, respectively. The costs of preparing merchandise for sale, such as picking, packing, warehousing, and order charges (“handling costs”) are also included in SG&A expenses. Handling costs were $48 million and $139 million during the three-month and nine-month periods ended December 28, 2013, respectively, and $37 million and $111 million during the three-month and nine-month periods ended December 29, 2012, respectively. Shipping and handling costs billed to customers are included in revenue.
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
The weighted-average number of common shares outstanding used to calculate basic net income per common share is reconciled to shares used to calculate diluted net income per common share as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Basic shares	90.1	91.1	90.4	91.6
Dilutive effect of stock options, restricted stock, and RSUs	1.7	2.2	2.0	2.3
Diluted shares	91.8	93.3	92.4	93.9
All earnings per share amounts have been calculated based on unrounded numbers. Options to purchase shares of the Company's common stock at an exercise price greater than the average market price of the common stock during the reporting period are anti-dilutive and therefore not included in the computation of diluted net income per common share. In addition, the Company has outstanding RSUs that are issuable only upon the achievement of certain service and/or performance goals. Performance-based restricted stock units are included in the computation of diluted shares only to the extent that the underlying performance conditions (and any applicable market condition modifiers) (i) are satisfied as of the end of the reporting period or (ii) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive under the treasury stock method. As of December 28, 2013 and December 29, 2012, there were approximately 1.2 million and 1.1 million, respectively, additional shares issuable upon exercise of anti-dilutive options and contingent vesting of performance-based RSUs, which were excluded from the diluted share calculations.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of the activity in the Company’s reserves for returns, discounts, end-of-season markdowns, operational chargebacks, and certain cooperative advertising allowances is presented below:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Beginning reserve balance	$270	$251	$230	$247
Amount charged against revenue to increase reserve	199	180	578	509
Amount credited against customer accounts to decrease reserve	(203)	(184)	(546)	(507)
Foreign currency translation	—	—	4	(2)
Ending reserve balance	$266	$247	$266	$247
An allowance for doubtful accounts is determined through analysis of periodic aging of accounts receivable, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions, among other factors. The Company’s allowance for doubtful accounts was $15 million as of both December 28, 2013 and March 30, 2013. The changes in the allowance for doubtful accounts were not material during the three-month and nine-month periods ended December 28, 2013 and December 29, 2012.
Concentration of Credit Risk
The Company sells its wholesale merchandise primarily to major department and specialty stores located mainly throughout North America, Europe, Asia, and Latin America, and extends credit based on an evaluation of each customer’s financial capacity and condition, usually without requiring collateral. In the Company’s wholesale business, concentration of credit risk is relatively limited due to the large number of customers and their dispersion across many geographic areas. However, the Company has three key wholesale customers that generate significant sales volume. During Fiscal 2013, the Company's sales to its largest wholesale customer, Macy's, Inc. ("Macy's"), accounted for approximately 12% of its total net revenues, and the Company's sales to its three largest wholesale customers (including Macy's) represented approximately 20% of total net revenues. As of December 28, 2013, these three key wholesale customers represented approximately 35% of gross accounts receivable.
Derivative Financial Instruments
The Company records all derivative financial instruments on its consolidated balance sheets at fair value. For derivative instruments that qualify for hedge accounting, the effective portion of changes in the fair value of these instruments is either (i) offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings or (ii) recognized in equity as a component of accumulated other comprehensive income ("AOCI") until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows, respectively.
Each derivative instrument entered into by the Company that qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged. For each derivative instrument that is designated as a hedge, the Company formally documents the related risk management objective and strategy, including identification of the hedging instrument, the hedged item, and the risk exposure, as well as how hedge effectiveness will be assessed prospectively and retrospectively over the term of the instrument. To assess the effectiveness of derivative instruments that are designated as hedges, the Company uses regression analysis, a statistical method, to compare the change in the fair value of the derivative instrument to the change in the fair value or cash flows of the related hedged item. The extent to which a hedging instrument has been and is expected to remain highly effective in achieving offsetting changes in fair value or cash flows is assessed and documented by the Company on at least a quarterly basis.
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As a result of the use of derivative instruments, the Company is exposed to the risk that the counterparties to such contracts will fail to meet their contractual obligations. To mitigate this counterparty credit risk, the Company has a policy of only entering into contracts with carefully selected financial institutions based upon an evaluation of their credit ratings and certain other factors, adhering to established limits for credit exposure. The Company’s established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of counterparties. The Company also enters into master netting arrangements with counterparties, when possible, to mitigate credit risk associated with its derivative instruments. In the event of default or termination (as such terms are defined within the respective master netting arrangement), these arrangements allow the Company to net-settle amounts payable and receivable related to multiple derivative transactions with the same counterparty. The master netting arrangements specify a number of events of default and termination, including, among others, the failure to make timely payments.
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
See Note 14 for further discussion of the Company’s derivative financial instruments.
Refer to Note 3 in the Fiscal 2013 10-K for a summary of all of the Company’s significant accounting policies.

4.	Recently Issued Accounting Standards
Disclosure of Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board ("FASB") issued new, expanded disclosure requirements for financial instruments surrounding an entity’s rights of offset and related counterparty arrangements as Accounting Standards Update ("ASU") No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of both “gross” and “net” information for recognized financial instruments (including derivatives) that are (i) eligible for offset

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and presented “net” in the balance sheet or (ii) subject to enforceable master netting agreements, irrespective of whether an entity actually offsets and “net presents” such instruments in the balance sheet. ASU 2011-11 also requires disclosure of any collateral received or posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which limited the scope of ASU 2011-11 to derivatives accounted for in accordance with Accounting Standards Codification ("ASC") topic 815, “Derivatives and Hedging,” and securities borrowing and lending transactions. The Company adopted the provisions of ASU 2011-11 as of the beginning of the first quarter of Fiscal 2014, which resulted in expanded financial instrument disclosures (see Note 14), but did not have an impact on the Company's unaudited interim consolidated financial statements.
Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires disclosure of significant amounts reclassified out of AOCI by component. If the amounts are required to be reclassified from AOCI to net income in their entirety in the same reporting period, the effect of such reclassifications on the relevant line items of net income must be presented either on the face of the financial statements or in the notes. For amounts that are not required to be reclassified to net income in their entirety in the same reporting period, cross-references to other disclosures that provide additional details about such reclassifications are required. ASU 2013-02 did not change the requirements for determining or reporting net income or OCI. The Company adopted the provisions of ASU 2013-02 as of the beginning of the first quarter of Fiscal 2014, which resulted in expanded OCI-related disclosures (see Note 17), but did not have an impact on the Company's unaudited interim consolidated financial statements.
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
Australia and New Zealand Licensed Operations Acquisition
On July 1, 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand from a licensed to a wholly-owned operation, the Company acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $15 million (the "Australia and New Zealand Licensed Operations Acquisition"). Oroton was the Company's licensee for Ralph Lauren-branded apparel and accessories business in Australia and New Zealand. The Company funded the Australia and New Zealand Licensed Operations Acquisition with available cash on-hand.
The Company accounted for the Australia and New Zealand Licensed Operations Acquisition as a business combination during the second quarter of Fiscal 2014, with the operating results of the acquired business consolidated into the Company's operating results beginning on July 1, 2013. The acquisition cost of $15 million was allocated to the assets acquired and liabilities assumed based on an assessment of their respective fair values, as follows (in millions):

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities acquired:
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
The Company accounted for the Chaps Menswear License Acquisition as a business combination during the first quarter of Fiscal 2014. The acquisition cost was allocated to the assets acquired and liabilities assumed based on an assessment of their respective fair values, as follows (in millions):

Assets acquired:
Inventory	$30
Accounts receivable	19
Licensed trademark intangible asset	9
Total assets acquired	58
Liabilities assumed:
Accounts payable	(22)
Other net liabilities	(2)
Total net liabilities assumed	(24)
Fair value of net assets acquired	34
Consideration paid	18
Gain on acquisition(a)	$16

(a) Represents the difference between the acquisition date fair value of net assets acquired and the contractually-defined purchase price under the Company's license agreement with Warnaco, which granted the Company the right to early-terminate the license upon PVH's acquisition of Warnaco in February 2013.
The licensed trademark intangible asset was valued using the excess earnings method, discounting the estimated after-tax cash flows associated with the Chaps-branded men's sportswear licensed trademark as of the acquisition date, factoring in market participant-based operating and cash flow assumptions. The reacquired licensed trademark intangible asset was amortized over a nine-month period through December 31, 2013, representing the remaining term of the prior license agreement that was terminated in connection with this acquisition.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transaction costs of $3 million were expensed as incurred and classified within SG&A expenses in the unaudited interim consolidated statement of income for the nine months ended December 28, 2013. The operating results of the Chaps Menswear Business have been consolidated into the Company's operating results beginning on April 10, 2013.

6.	Inventories
Inventories consist of the following:

	December 28, 2013	March 30, 2013	December 29, 2012
	(millions)
Raw materials	$2	$5	$4
Work-in-process	1	1	2
Finished goods	1,114	890	975
Total inventories	$1,117	$896	$981

7.	Property and Equipment
Property and equipment, net consist of the following:

	December 28, 2013	March 30, 2013
	(millions)
Land and improvements	$13	$10
Buildings and improvements	181	130
Furniture and fixtures	660	601
Machinery and equipment	232	189
Capitalized software	348	252
Leasehold improvements	1,036	934
Construction in progress	308	137
	2,778	2,253
Less: accumulated depreciation	(1,479)	(1,321)
Property and equipment, net	$1,299	$932

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Other Assets and Liabilities
Prepaid expenses and other current assets consist of the following:

	December 28, 2013	March 30, 2013
	(millions)
Other taxes receivable	$68	$31
Prepaid rent expense	29	28
Tenant allowances receivable	26	17
Fixed asset advance	19	—
Prepaid samples	18	14
Derivative financial instruments	6	15
Other prepaid expenses and current assets	62	56
Total prepaid expenses and other current assets	$228	$161
Accrued expenses and other current liabilities consist of the following:

	December 28, 2013	March 30, 2013
	(millions)
Accrued operating expenses	$190	$172
Accrued payroll and benefits	134	199
Accrued inventory	132	93
Other taxes payable	81	51
Accrued capital expenditures	51	53
Deferred income	43	40
Dividends payable	40	36
Unrecognized tax benefits	27	—
Other accrued expenses and current liabilities	30	20
Total accrued expenses and other current liabilities	$728	$664
Other non-current liabilities consist of the following:

	December 28, 2013	March 30, 2013
	(millions)
Capital lease obligations	$258	$38
Deferred rent obligations	220	189
Deferred income	44	58
Deferred tax liabilities	28	30
Deferred compensation	29	12
Other non-current liabilities	41	35
Total other non-current liabilities	$620	$362

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Impairment of Assets
Property and equipment, along with other long-lived assets, are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be fully recoverable. In evaluating long-lived assets for recoverability, the Company uses its best estimate of future cash flows expected to result from the use of the asset and its eventual disposition. To the extent that the estimated future undiscounted net cash flows attributable to the asset are less than its carrying amount, impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value.
During the nine months ended December 29, 2012, the Company recorded non-cash impairment charges of $12 million, primarily to reduce the carrying value of certain long-lived assets related to its 14 global freestanding retail Rugby stores to their estimated fair values in connection with the planned closure of all of such stores. There were no material impairment charges recorded during the nine months ended December 28, 2013.

10.	Restructuring and Other Charges
Fiscal 2014
Restructuring charges recorded during the nine months ended December 28, 2013 were approximately $6 million, and were primarily related to severance and benefit costs associated with the Company's corporate operations. The related restructuring liability is expected to be settled by the end of Fiscal 2015.
In addition, in connection with the formation of the new Office of the Chairman, the Company entered into employment agreements with certain of its executive officers, which became effective during the three months ended December 28, 2013. As a result of the new employment agreement provisions, the Company recorded $10 million of accelerated stock-based compensation expense during the three months ended December 28, 2013.
Fiscal 2013
The Company has recorded restructuring charges relating to various business growth and cost-savings initiatives. A description of significant restructuring activity and related costs is summarized below.
In October 2012, the Company approved a plan to wind-down its Rugby brand retail operations (the “Rugby Closure Plan”). This decision was primarily based on the results of an analysis of the brand concept, as well as an opportunity for the Company to reallocate its resources related to these operations to support other high-growth business opportunities and initiatives. In connection with the Rugby Closure Plan, all of the Company's 14 global freestanding Rugby stores (certain of which have been converted to other Ralph Lauren brand concepts) and its related domestic e-commerce site located at Rugby.com have been closed as of June 2013. The Rugby Closure Plan also resulted in a reduction in workforce of approximately 160 employees.
In connection with the Rugby Closure Plan, during the third quarter of Fiscal 2013, the Company recorded restructuring charges of $2 million related to employee severance and benefit costs. Restructuring charges recorded during full Fiscal 2013 totaled $7 million, $4 million of which remained payable as of March 30, 2013. There were no additional restructuring charges recognized by the Company in connection with the Rugby Closure Plan during the nine months ended December 28, 2013. As of December 28, 2013, the remaining restructuring liability related to this plan was $1 million.
In addition to the restructuring charges incurred in connection with the Rugby Closure Plan, the Company recorded approximately $1 million of other net restructuring charges during the nine months ended December 29, 2012, which included $3 million of severance and lease termination costs associated with the suspension of the Company's operations in Argentina and $1 million of severance costs primarily associated with the Company's corporate operations, partially offset by $3 million of reversals of reserves deemed no longer necessary in connection with the Company's Fiscal 2012 restructuring plan in the Asia-Pacific region.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Income Taxes
Tax Rate Reconciliation
The differences between income taxes expected at the U.S. federal statutory income tax rate of 35% and income taxes recorded are set forth below:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Provision for income taxes at the U.S. federal statutory rate	$113	$103	$307	$322
Increase (decrease) due to:
State and local income taxes, net of federal benefit	9	7	23	22
Foreign income taxed at different rates, net of U.S. foreign tax	(27)	(17)	(71)	(52)
Unrecognized tax benefits and settlements of tax examinations	(8)	(11)	(5)	7
Other	—	(3)	—	(1)
Total provision for income taxes	$87	$79	$254	$298
Effective tax rate(a)	26.9%	26.8%	29.0%	32.4%

(a)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
The Company's effective tax rate was lower than the statutory rate principally due to the proportion of earnings generated in lower taxed foreign jurisdictions versus the U.S. During the three-month and nine-month periods ended December 28, 2013, the effective tax rate was also favorably impacted by tax reserve reductions associated with the conclusion of a tax examination and an income tax benefit resulting from restructuring of certain of the Company's foreign operations during Fiscal 2014. The Company's effective tax rate for the nine months ended December 29, 2012 reflected tax reserve reductions associated with the conclusion of a tax examination, offset by the inclusion of a reserve for an interest assessment on a prior year withholding tax.
Uncertain Income Tax Benefits
A reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding interest and penalties, for the three-month and nine-month periods ended December 28, 2013 and December 29, 2012 is presented below:

	Three Months Ended				Nine Months Ended
	December 28, 2013		December 29, 2012		December 28, 2013		December 29, 2012
	(millions)
Unrecognized tax benefits beginning balance	$102		$130		$100		$129
Additions related to current period tax positions	2		—		4		2
Additions related to prior period tax positions	—		8		1		9
Reductions related to prior period tax positions	(9)	(a)	(24)	(b)	(11)	(a)	(25)	(b)
Reductions related to settlements with taxing authorities	—		(10)	(b)	(1)		(10)	(b)
Changes related to foreign currency translation	1		1		3		—
Unrecognized tax benefits ending balance	$96		$105		$96		$105

(a)
Includes a $9 million decline in unrecognized tax benefits as a result of the Company's tax settlement agreement reached during the three months ended December 28, 2013 for the taxable years ended April 3, 2004 and April 2, 2005.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
Includes a $34 million decline in unrecognized tax benefits as a result of the Company's tax settlement agreement reached during the three months ended December 29, 2012 in connection with a tax examination for the taxable years ended March 29, 2008 through April 3, 2010.

The Company classifies interest and penalties related to unrecognized tax benefits as part of its provision for income taxes. A reconciliation of the beginning and ending amounts of accrued interest and penalties related to unrecognized tax benefits for the three-month and nine-month periods ended December 28, 2013 and December 29, 2012 is presented below:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Accrued interest and penalties beginning balance	$53	$57	$50	$39
Net additions charged to expense	1	1	4	21	(a)
Reductions related to prior period tax positions	(2)	(7)	(3)	(9)
Reductions related to settlements with taxing authorities	—	(1)	—	(1)
Changes related to foreign currency translation	1	1	2	1
Accrued interest and penalties ending balance	$53	$51	$53	$51

(a)
Includes a reserve of $17 million for an interest assessment on a prior year withholding tax. No underlying tax exposure exists. The interest assessed was not material to the Company's consolidated financial statements in any period.

The total amount of unrecognized tax benefits, including interest and penalties, was $149 million as of December 28, 2013, of which $27 million was recorded within accrued expenses and other current liabilities and $122 million within non-current liability for unrecognized tax benefits in the consolidated balance sheet. As of March 30, 2013, the Company recorded total unrecognized tax benefits, including interest and penalties, of $150 million within non-current liability for unrecognized tax benefits in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $113 million and $115 million as of December 28, 2013 and March 30, 2013, respectively.
Future Changes in Unrecognized Tax Benefits
The total amount of unrecognized tax benefits relating to the Company’s tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing tax audits and assessments and the expiration of applicable statutes of limitations. Changes in the occurrence, expected outcomes, and timing of such events could cause the Company’s current estimate to change materially in the future.
During the third quarter of Fiscal 2014, the Company reached a settlement agreement with respect to a tax examination for the taxable years ended April 3, 2004 and April 2, 2005. In connection with this agreement, the Company recognized a tax benefit of $9 million during the third quarter of Fiscal 2014. The Company currently expects that its liability for unrecognized tax benefits will further decline in the next twelve months by approximately $22 million, excluding interest and penalties, with respect to this settlement agreement as a result of the expected payment, resulting in no additional tax benefit.
The Company files tax returns in the U.S. federal and various state, local, and foreign jurisdictions. With a few exceptions, the Company is no longer subject to examinations by the relevant tax authorities for years prior to Fiscal 2006.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Debt
Debt consists of the following:

	December 28, 2013	March 30, 2013
	(millions)
2.125% Senior Notes due September 26, 2018	$300	$—
4.5% Euro-denominated notes due October 4, 2013(a)	—	267
Total debt	300	267
Less: current portion of long-term debt(a)	—	267
Total long-term debt	$300	$—

(a) Principal amount was repaid upon maturity.
Senior Notes
In September 2013, the Company completed a public debt offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018 (the "Senior Notes") at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including the repayment of the Company's €209 million principal amount outstanding of 4.5% Euro-denominated notes (the "Euro Debt"), which matured on October 4, 2013.
The Company has the option to redeem the Senior Notes, in whole or in part, at any time at a price equal to accrued interest on the redemption date, plus the greater of (i) 100% of the principal amount of Senior Notes to be redeemed or (ii) the sum of the present value of Remaining Scheduled Payments, as defined in the indenture governing the Senior Notes (the "Indenture"). The Indenture contains certain covenants that restrict the Company's ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of the Company's property or assets to another party. However, the Indenture does not contain any financial covenants.
Revolving Credit Facilities
Global Credit Facility
The Company has a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, and is also used to support the issuance of letters of credit (the “Global Credit Facility”). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. The Company has the ability to expand its borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of December 28, 2013, there were no borrowings outstanding under the Global Credit Facility and the Company was contingently liable for $8 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict the Company’s ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires the Company to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of December 28, 2013, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Company’s Global Credit Facility.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 28, 2013, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
Refer to Note 14 of the Fiscal 2013 10-K for additional disclosure of the terms and conditions of the Company’s debt and credit facilities.

13.	Fair Value Measurements
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

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s financial assets and liabilities that are measured and recorded in its consolidated balance sheets at fair value on a recurring basis:

	December 28, 2013	March 30, 2013
	(millions)
Financial assets recorded at fair value(a):
Government bonds — U.S.	$14	$29
Government bonds — non-U.S.	—	92
Corporate bonds — non-U.S.	—	82
Variable rate municipal securities — U.S.	—	17
Auction rate securities	2	2
Derivative financial instruments	12	15
Total	$28	$237
Financial liabilities recorded at fair value(b):
Derivative financial instruments	$9	$5
Total	$9	$5

(a)	Based on Level 1 measurements, except for auction rate securities and derivative financial instruments, which are based on Level 2 measurements.

(b)	Based on Level 2 measurements.
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
The Company’s debt obligations are recorded at their carrying values in its consolidated balance sheets, which may differ from their fair values. The carrying value of the Senior Notes is adjusted for any unamortized discount. The carrying value of the Euro Debt, which was repaid upon its maturity in October 2013, was adjusted for any foreign currency fluctuations, any unamortized discount, and the unamortized fair value adjustment associated with the early termination of an interest rate swap that was designated as a fair value hedge. The fair values of the Company's debt obligations are estimated based on external pricing data, including available quoted market prices of these debt instruments, and of comparable debt instruments with similar interest rates, credit ratings, and trading frequency, among other factors. The following table summarizes the carrying values and the estimated fair values of the Company’s debt obligations:

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 28, 2013		March 30, 2013
	Carrying Value	Fair Value(a)	Carrying Value	Fair Value(a)
	(millions)
2.125% Senior Notes	$300	$299	N/A	N/A
Euro Debt	N/A	N/A	$267	$272

(a)	Based on Level 2 measurements.
Unrealized gains or losses on the Company’s debt instruments do not result in the realization or expenditure of cash, unless the debt is retired prior to maturity.
Non-financial Assets and Liabilities
The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis or whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.
During the three-month and nine-month periods ended December 29, 2012, the Company recorded non-cash impairment charges to reduce the carrying values of certain long-lived assets to their fair value. These charges related to assets of certain underperforming retail stores that were planned for closure, as well as certain stores to be closed in connection with the Rugby Closure Plan. The fair values of these assets were determined based on Level 3 measurements. Inputs to these fair value measurements included estimates of the amount and timing of the stores' net future discounted cash flows based on historical experience, current trends, and market conditions. The following table summarizes the impairment charges recorded during the three-month and nine-month periods ended December 28, 2013 and December 29, 2012:

	Three Months Ended			Nine Months Ended
	December 28, 2013	December 29, 2012		December 28, 2013	December 29, 2012
	(millions)
Aggregate carrying value of long-lived assets written down to fair value	$—	$11		$—	$12
Impairment charges	$—	$(11)	(a)	$—	$(12)	(a)

(a)	Includes impairment charges recorded in connection with the Rugby Closure Plan. See Note 9 for additional information.
No goodwill impairment charges were recorded during either of the nine-month periods ended December 28, 2013 or December 29, 2012. The Company performed its annual goodwill impairment assessment using a qualitative approach as of the beginning of the second quarter of the fiscal year. In performing the assessment, the Company identified and considered the significance of relevant key factors, events, and circumstances that affected the fair values and/or carrying amounts of its reporting units. These factors included external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and planned financial performance. Additionally, the results of the Company's most recent quantitative goodwill impairment test were also considered, which indicated that the fair values of its reporting units significantly exceeded their respective carrying values. Based on the results of its qualitative goodwill impairment assessment, the Company concluded that it is not more likely than not that the fair values of its reporting units are less than their respective carrying values, and there were no reporting units at risk of impairment.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Financial Instruments
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
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in the consolidated balance sheets as of December 28, 2013 and March 30, 2013:

	Notional Amounts		Derivative Assets				Derivative Liabilities
Derivative Instrument(a)	December 28, 2013	March 30, 2013	December 28, 2013		March 30, 2013		December 28, 2013		March 30, 2013
			Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value	Balance Sheet Line(b)	Fair Value
	(millions)
Designated Hedges:
FC — Inventory purchases	$386	$366	PP	$1	PP	$14	(c)	$(7)	AE	$(2)
FC — Other(d)	102	25	PP	2	—	—	AE	(1)	AE	(1)
NI — Euro Debt	—	140	—	N/A	—	(e)	—	N/A	—	(e)
Total Designated Hedges	$488	$531		$3		$14		$(8)		$(3)
Undesignated Hedges:
FC — Other(f)	$171	$270	(g)	$9	PP	$1	AE	$(1)	AE	$(2)
Total Hedges	$659	$801		$12		$15		$(9)		$(5)

(a)	FC = Forward foreign currency exchange contracts; NI = Net Investment Hedge; Euro Debt = Euro-denominated 4.5% notes that matured on October 4, 2013.

(b)	PP = Prepaid expenses and other current assets; AE = Accrued expenses and other current liabilities.

(c)	$6 million included within accrued expenses and other current liabilities and $1 million included within other non-current liabilities.

(d)	Primarily related to designated hedges of foreign currency-denominated intercompany royalty payments and marketing contributions, and other net operational exposures.

(e)
As of March 30, 2013, a portion of the previously outstanding Euro Debt's €209 million principal amount was designated as a hedge of the Company's net investment in certain of its European subsidiaries. The entire principal amount of this hedge was de-designated prior to the Euro Debt's maturity on October 4, 2013. See Note 13 for a summary of the carrying value and the estimated fair value of the Euro Debt as of March 30, 2013.

(f)	Primarily related to undesignated hedges of foreign currency-denominated intercompany loans, the third-party Euro Debt obligation which was repaid in October 2013, and other net operational exposures.

(g)	$3 million included within prepaid expenses and other current assets and $6 million included within other non-current assets.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records and presents the fair values of all of its derivative assets and liabilities in the consolidated balance sheets on a gross basis, even though they are subject to master netting arrangements. However, if the Company were to offset and record the asset and liability balances of all of its forward foreign currency exchange contracts on a net basis in accordance with the terms of each of its master netting arrangements, spread across eight separate counterparties, the amounts presented in the consolidated balance sheets as of December 28, 2013 and March 30, 2013 would be adjusted from the current gross presentation as detailed in the following table:

	December 28, 2013			March 30, 2013
Derivative Instrument	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Master Netting Agreements	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet Subject to Master Netting Agreements	Net Amount
	(millions)
FC — Derivative assets	$12	$(3)	$9	$15	$(3)	$12
FC — Derivative liabilities	$(9)	$3	$(6)	$(5)	$3	$(2)
The Company's master netting arrangements do not require cash collateral to be pledged by the Company or its counterparties. Refer to Note 3 for further discussion of the Company’s master netting arrangements.
The following tables summarize the gross impact of the effective portion of gains and losses from the Company's derivative instruments on its unaudited interim consolidated financial statements for the three-month and nine-month periods ended December 28, 2013 and December 29, 2012:

	Gains (Losses) Recognized in OCI
	Three Months Ended		Nine Months Ended
Derivative Instrument	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$(4)	$—	$(12)	$8
FC — Other	3	2	2	(2)
	$(1)	$2	$(10)	$6
Designated Hedge of Net Investment:(a)
Euro Debt	$—	$(7)	$—	$3
Total Designated Hedges	$(1)	$(5)	$(10)	$9

	Gains (Losses) Reclassified from AOCI to Earnings				Location of Gains (Losses) Reclassified from AOCI to Earnings
	Three Months Ended		Nine Months Ended
Derivative Instrument	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
		(millions)
Designated Cash Flow Hedges:
FC — Inventory purchases	$3	$11	$9	$22	Cost of goods sold
FC — Other	1	—	—	2	Foreign currency gains (losses)
	$4	$11	$9	$24

(a)
Amounts recognized in OCI related to the remeasurement of the Euro Debt, which was repaid in October 2013, would be recognized in earnings only upon the sale or liquidation of the hedged net investment.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the nine months ended December 28, 2013, the Company also recorded a foreign currency gain of $2 million associated with the discontinuance of certain cash flow hedges, as the related forecasted transactions were no longer probable of occurring.
As of December 28, 2013, it is expected that approximately $3 million of net losses deferred in AOCI related to derivative financial instruments will be recognized in earnings over the next twelve months. No material gains or losses relating to ineffective hedges were recognized during any of the fiscal periods presented.
The following table summarizes the impact of gains and losses from the Company's undesignated hedge contracts on its unaudited interim consolidated statements of income for the three-month and nine-month periods ended December 28, 2013 and December 29, 2012:

	Gains (Losses) Recognized in Earnings				Location of Gains (Losses) Recognized in Earnings
	Three Months Ended		Nine Months Ended
Derivative Instrument	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Undesignated Hedges:
FC — Other	$3	$1	$21	$(4)	Foreign currency gains (losses)
Total Undesignated Hedges	$3	$1	$21	$(4)
Foreign Currency Risk Management
The Company primarily enters into forward foreign currency exchange contracts as hedges to reduce its risk from exchange rate fluctuations on inventory purchases made in a subsidiary's non-functional currency, intercompany royalty payments made by certain of its international operations, intercompany contributions to fund certain marketing efforts of its international operations, and other foreign currency-denominated operational cash flows. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, the British Pound Sterling, the Australian Dollar, and the Vietnamese Dong, the Company hedges a portion of its foreign currency exposures anticipated over a two-year period. In doing so, the Company uses foreign currency exchange forward contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
The following table summarizes the Company’s short-term and non-current investments recorded in its consolidated balance sheets as of December 28, 2013 and March 30, 2013:

	December 28, 2013			March 30, 2013
Type of Investment	Short-term < 1 year	Non-current 1 - 3 years	Total	Short-term < 1 year	Non-current 1 - 3 years	Total
			(millions)
Available-for-Sale:
Government bonds — U.S.	$11	$3	$14	$21	$8	$29
Government bonds — non-U.S.	—	—	—	67	25	92
Corporate bonds — non-U.S.	—	—	—	36	46	82
Variable rate municipal securities — U.S.	—	—	—	17	—	17
Auction rate securities(a)	—	2	2	—	2	2
Total available-for-sale investments	$11	$5	$16	$141	$81	$222
Other:
Time deposits	$522	$—	$522	$184	$—	$184
Total Investments	$533	$5	$538	$325	$81	$406

(a)
Auction rate securities have characteristics similar to short-term investments. However, the Company has classified these securities as non-current investments in its consolidated balance sheets as current market conditions call into question its ability to redeem these investments for cash within the next twelve months.

No significant realized or unrealized gains or losses on available-for-sale investments or other-than-temporary impairment charges were recorded in any of the fiscal periods presented. Refer to Note 17 for further detail.
See Note 3 to the Fiscal 2013 10-K for further discussion of the Company’s accounting policies relating to its investments.

15.	Commitments and Contingencies
Lease Obligations

During the first quarter of Fiscal 2014, the Company entered into a build-to-suit lease agreement for a new flagship store on Fifth Avenue in New York City, which will feature a full assortment of Polo-branded apparel and accessories. The total commitment related to this lease is $235 million, with minimum lease payments of $25 million due each year from Fiscal 2015 through Fiscal 2019, and aggregate minimum lease payments of $110 million for Fiscal 2020 through Fiscal 2023. On July 1, 2013, the Company took possession of this property and recorded a $230 million asset as construction in progress within property and equipment, net, and a corresponding capital lease obligation within its unaudited interim consolidated balance sheet.
Debt Obligations
In September 2013, the Company completed a $300 million public debt offering of 2.125% Senior Notes due September 26, 2018 (see Note 12). The Company's aggregate interest obligation related to this debt is $32 million, with interest payable semi-annually.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In the normal course of business, the Company enters into agreements that provide general indemnifications. The Company has not made any significant indemnification payments under such agreements in the past, and does not currently anticipate incurring any material indemnification payments.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Equity
Summary of Changes in Equity
A reconciliation of the beginning and ending amounts of equity is presented below:

	Nine Months Ended
	December 28, 2013	December 29, 2012
	(millions)
Balance at beginning of period	$3,785	$3,653
Comprehensive income	633	587
Dividends declared	(113)	(109)
Repurchases of common stock	(408)	(497)
Stock-based compensation	74	65
Shares issued and tax benefits recognized pursuant to stock-based compensation plans	78	71
Conversion of stock-based compensation awards	(15)	—
Balance at end of period	$4,034	$3,770
Common Stock Repurchase Program
On February 4, 2014, the Company's Board of Directors approved an expansion of the Company's existing common stock purchase program that allows it to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
During the nine months ended December 28, 2013, 2.2 million shares of Class A common stock were repurchased by the Company at a total cost of $398 million under its common stock repurchase program. The total cost of repurchased shares included two separate $50 million prepayments made in March 2013 and June 2013 pursuant to share repurchase programs with third-party financial institutions, which collectively resulted in the delivery of 0.6 million shares during the nine months ended December 28, 2013, based on the volume-weighted average market price of the Company's Class A common stock over each of the program's respective 93-day repurchase term, less a per share discount. The remaining availability under the Company’s common stock repurchase program was approximately $230 million as of December 28, 2013.
In addition, during the nine months ended December 28, 2013, 0.4 million shares of Class A common stock at a cost of $60 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the Company’s 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”), and its 2010 Long-Term Stock Incentive Plan, as amended (the “2010 Incentive Plan”).
During the nine months ended December 29, 2012, 3.0 million shares of Class A common stock were repurchased by the Company at a cost of $450 million under its common stock repurchase program. In addition, 0.4 million shares of Class A common stock at a cost of $47 million were surrendered to, or withheld by, the Company in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Repurchased and surrendered shares are accounted for as treasury stock at cost and held in treasury for future use.
Dividends
Since 2003, the Company has maintained a regular quarterly cash dividend program on its common stock. On May 21, 2012, the Company's Board of Directors approved an increase to the Company's quarterly cash dividend on its common stock from $0.20 per share to $0.40 per share. On November 5, 2013, the Company's Board of Directors approved an additional increase to the Company's quarterly cash dividend on its common stock from $0.40 to $0.45 per share. The third quarter Fiscal 2014 dividend

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $0.45 per share was declared on November 6, 2013, was payable to stockholders of record at the close of business on December 27, 2013, and was paid on January 10, 2014. Dividends paid amounted to $109 million and $128 million during the nine months ended December 28, 2013 and December 29, 2012, respectively.
Conversion of Stock-based Compensation Awards
In connection with the formation of the Office of the Chairman, the Company entered into employment agreements with certain of its executive officers, which became effective during the three months ended December 28, 2013, and converted certain fully-vested and expensed stock-based compensation awards to a cash contribution into a deferred compensation account. The Company recorded the excess of these awards' then current redemption value over their original grant-date fair value to retained earnings, with a corresponding increase to other non-current liabilities in the Company's consolidated balance sheet.

17.	Accumulated Other Comprehensive Income
The following tables present the components of other comprehensive income (loss), net of tax, accumulated in equity:

	Three months ended December 28, 2013
	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Losses on Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at September 28, 2013	$121	$—	$(7)	$114
Other comprehensive loss, net of tax:
Other comprehensive loss before reclassifications(a)	(6)	(1)	—	(7)
Amounts reclassified from AOCI to earnings	—	(3)	—	(3)
Other comprehensive loss, net of tax	(6)	(4)	—	(10)
Balance at December 28, 2013	$115	$(4)	$(7)	$104

(a)
Amounts presented are net of tax. Foreign currency translation losses include $2 million of tax provisions. The tax effects impacting the other components of other comprehensive income (loss) are immaterial.

	Nine months ended December 28, 2013
	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Derivative Financial Instruments	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Losses on Defined Benefit Plans	Total Accumulated Other Comprehensive Income (Loss)
	(millions)
Balance at March 30, 2013	$73	$23	$5	$(7)	$94
Other comprehensive income (loss), net of tax:
Other comprehensive income (loss) before reclassifications(a)	42	(20)	(4)	—	18
Amounts reclassified from AOCI to earnings	—	(7)	(1)	—	(8)
Other comprehensive income (loss), net of tax	42	(27)	(5)	—	10
Balance at December 28, 2013	$115	$(4)	$—	$(7)	$104

(a)
Amounts presented are net of tax. Foreign currency translation gains are net of $2 million of tax provisions. The tax effects impacting the other components of other comprehensive income (loss) are immaterial.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications from AOCI to earnings, by component:

	Three Months Ended December 28, 2013	Nine Months Ended December 28, 2013	Location of Gains (Losses) Reclassified from AOCI to Earnings
	(millions)
Gains on derivative financial instruments(a):
FC — Inventory purchases	$3	$9	Cost of goods sold
FC — Other	1	—	Foreign currency gains (losses)
Tax effect	(1)	(2)	Provision for income taxes
Net of tax	$3	$7

Gains on available-for-sale securities:
Sales of available-for-sale securities	$—	$1	Interest and other income, net
Tax effect	—	—	Provision for income taxes
Net of tax	$—	$1

(a)	FC = Forward foreign currency exchange contracts.

18.	Stock-based Compensation
On August 5, 2010, the Company's stockholders approved the 2010 Incentive Plan, which replaced the 1997 Incentive Plan. Any new grants are being issued under the 2010 Incentive Plan. However, awards that were outstanding as of August 5, 2010 remain subject to the terms of the 1997 Incentive Plan. On September 24, 2013, the Company registered with the SEC an additional 1.7 million shares of its Class A common stock for issuance pursuant to the 2010 Incentive Plan.
Refer to Note 20 in the Fiscal 2013 10-K for a detailed description of the Company's stock-based compensation awards, including information related to the vesting terms, service and performance conditions, and payout percentages.
Impact on Results
A summary of the total compensation expense and the associated income tax benefits recognized related to stock-based compensation arrangements is as follows:

	Three Months Ended			Nine Months Ended
	December 28, 2013		December 29, 2012	December 28, 2013		December 29, 2012
	(millions)
Compensation expense	$31	(a)	$22	$74	(a)	$65
Income tax benefit	$(11)		$(8)	$(27)		$(22)

(a)
Includes approximately $10 million of accelerated stock-based compensation expense recorded within restructuring and other charges in the Company's unaudited interim consolidated statements of income during the three-month and nine-month periods ended December 28, 2013 (see Note 10). All other stock-based compensation expense is recorded within SG&A expenses.

The Company issues its annual grants of stock-based compensation awards in the first half of the fiscal year. Due to the timing of the annual grants and other factors, stock-based compensation expense recognized during the three-month and nine-month periods ended December 28, 2013 is not indicative of the level of compensation expense expected to be incurred for the full Fiscal 2014.

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
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted, which requires the input of both subjective and objective assumptions. The Company develops its assumptions by analyzing the historical exercise behavior of employees and non-employee directors. The Company’s weighted average assumptions used to estimate the fair value of stock options granted during the nine months ended December 28, 2013 and December 29, 2012 were as follows:

	Nine Months Ended
	December 28, 2013	December 29, 2012
Expected term (years)	4.2	4.6
Expected volatility	33.1%	44.4%
Expected dividend yield	0.98%	1.05%
Risk-free interest rate	1.1%	0.6%
Weighted-average option grant date fair value	$46.37	$47.90
A summary of stock option activity for the nine months ended December 28, 2013 is as follows:

Number of Options
(thousands)
Options outstanding at March 30, 2013	2,954
Granted	792
Exercised	(601)
Cancelled/Forfeited	(67)
Options outstanding at December 28, 2013	3,078
Service-based RSUs and Restricted Stock Awards
A summary of restricted stock and service-based RSU activity for the nine months ended December 28, 2013 is as follows:

	Number of Shares
	Restricted Stock	Service-based RSUs
	(thousands)
Nonvested at March 30, 2013	5	98
Granted	3	—
Vested	(3)	(88)
Forfeited	—	(3)
Nonvested at December 28, 2013	5	7
The fair values of restricted stock awards granted to non-employee directors are determined based on the fair value of the Company's Class A common stock on the date of grant. The weighted-average grant date fair value per share of restricted stock awards granted, which entitle holders to receive cash dividends in connection with the payments of dividends on the Company's Class A common stock, was $164.76 and $173.33 during the nine-month periods ended December 28, 2013 and December 29,

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012, respectively. No service-based RSUs were granted during the nine-month period ended December 28, 2013. The weighted-average grant date fair value of service-based RSUs granted during the the nine-month period ended December 29, 2012 was $150.17.
Performance-based RSUs
The fair value of the Company's performance-based RSUs that are not subject to a market condition in the form of a total shareholder return ("TSR") modifier is based on the fair value of the Company's Class A common stock on the date of grant, adjusted to reflect the absence of dividends for those securities that are not entitled to dividend equivalents. The fair value of the Company's performance-based RSUs with a TSR modifier is determined on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the probability of the Company achieving various stock price levels to determine its expected TSR performance ranking. Expense is only recorded for awards that are expected to vest, net of estimated forfeitures. The assumptions used to estimate the fair value of performance-based RSUs with a TSR modifier granted during the nine months ended December 28, 2013 and December 29, 2012 were as follows:

	Nine Months Ended
	December 28, 2013	December 29, 2012
Expected term (years)	2.9	3.0
Expected volatility	32.6%	34.0%
Expected dividend yield	0.98%	1.13%
Risk-free interest rate	0.4%	0.3%
Weighted-average grant date fair value per share	$169.14	$136.16
The weighted-average grant date fair values per share of performance-based RSUs that do not contain a TSR modifier granted during the nine-month periods ended December 28, 2013 and December 29, 2012 were $172.55 and $137.45, respectively.
A summary of performance-based RSU activity during the nine months ended December 28, 2013 is as follows:

	Number of Shares
	Performance-based RSUs — without TSR Modifier	Performance-based RSUs — with TSR Modifier
	(thousands)
Nonvested at March 30, 2013	1,015	73
Granted	297	78
Change due to performance or market conditions achievement	141	—
Vested	(627)	—
Forfeited	(33)	(5)
Nonvested at December 28, 2013	793	146

19.	Segment Information
The Company has three reportable segments based on its business activities and organization: Wholesale, Retail, and Licensing. These segments offer a variety of products through different channels of distribution. The Wholesale segment consists of women’s, men’s, and children’s apparel, accessories, home furnishings, and related products which are sold to major department stores, specialty stores, golf and pro shops, and the Company’s owned, licensed, and franchised retail stores in the U.S. and overseas. The Retail segment consists of the Company’s integrated worldwide retail operations, which sell products through its retail stores, its concession-based shop-within-shops, and its e-commerce sites. The stores, concession-based shop-within-shops, and e-

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commerce sites sell products purchased from the Company’s licensees, suppliers, and Wholesale segment. The Licensing segment generates revenues from royalties earned on the sale of the Company’s apparel, home, and other products internationally and domestically through licensing alliances. The licensing agreements grant the licensees rights to use the Company’s various trademarks in connection with the manufacture and sale of designated products in specified geographic areas for specified periods.
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
Net revenues and operating income for each of the Company’s segments are as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Net revenues:
Wholesale	$840	$733	$2,503	$2,342
Retail	1,130	1,062	2,953	2,820
Licensing	45	51	127	139
Total net revenues	$2,015	$1,846	$5,583	$5,301

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Operating income:
Wholesale	$168	$146	$524	$532
Retail(a)	223	201	518	537
Licensing(b)	34	37	98	101
	425	384	1,140	1,170
Unallocated corporate expenses	(77)	(76)	(235)	(222)
Gain on acquisition of Chaps(c)	—	—	16	—
Unallocated restructuring and other charges, net(d)	(14)	(3)	(16)	(3)
Total operating income	$334	$305	$905	$945

(a)
During the three-month and nine-month periods ended December 29, 2012, the Company recorded non-cash asset impairment charges of $10 million and $11 million, respectively, to write down certain long-lived assets within its Retail segment, primarily in connection with the Rugby Closure Plan (see Note 9).

(b)
During the three-month and nine-month periods ended December 29, 2012, the Company recorded non-cash asset impairment charges of $1 million related to the write-off of certain intangible assets in connection with the Rugby Closure Plan (see Note 9).

(c)	See Note 5 for further discussion of the gain on acquisition of Chaps.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)	The fiscal periods presented included certain unallocated restructuring charges (See Note 10), which are detailed below:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Restructuring and other charges:
Restructuring charges, net:
Retail-related	$—	$(2)	$—	$(2)
Corporate operations-related	(4)	(1)	(6)	(1)
Unallocated restructuring charges, net	(4)	(3)	(6)	(3)
Other charges (see Note 10)	(10)	—	(10)	—
Total restructuring and other charges	$(14)	$(3)	$(16)	$(3)
Depreciation and amortization expense for the Company’s segments is as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Depreciation and amortization:
Wholesale	$18	$18	$53	$52
Retail	32	31	91	87
Licensing	—	1	—	1
Unallocated corporate expenses	17	11	49	34
Total depreciation and amortization	$67	$61	$193	$174
Net revenues by geographic location of the reporting subsidiary are as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Net revenues(a):
The Americas(b)	$1,386	$1,261	$3,836	$3,557
Europe	395	352	1,120	1,063
Asia(c)	234	233	627	681
Total net revenues	$2,015	$1,846	$5,583	$5,301

(a)	Net revenues for certain of the Company’s licensed operations are included within the geographic location of the reporting subsidiary which holds the respective license.

(b)
Includes net revenues earned in the U.S., Canada, and Latin America. Net revenues earned in the U.S. were $1.320 billion and $3.656 billion during the three-month and nine-month periods ended December 28, 2013, respectively, and $1.204 billion and $3.410 billion during the three-month and nine-month periods ended December 29, 2012, respectively.

(c)	Includes net revenues earned in South Korea, Japan, China, Hong Kong, Macau, Malaysia, the Philippines, Singapore, Taiwan, Thailand, Vietnam, Australia, and New Zealand.

RALPH LAUREN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's total assets as of December 28, 2013 included $230 million of property and equipment related to a lease for a new flagship store on Fifth Avenue in New York City, recorded within the Company's Retail segment. The Company's assets are also subject to seasonal fluctuations in the normal course of business.

20.	Additional Financial Information
Cash Interest and Taxes

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Cash paid for interest	$13	$14	$15	$17
Cash paid for income taxes	$60	$33	$228	$240
Non-cash Transactions
Significant non-cash investing activities included the capitalization of fixed assets and recognition of related obligations in the net amount of $51 million and $57 million for the nine months ended December 28, 2013 and December 29, 2012, respectively. In addition, the Company recorded an asset and a corresponding capital lease obligation of $230 million within its consolidated balance sheet in connection with a new lease for a flagship store in New York City, upon taking possession of the property in July 2013 (See Note 15).
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

•
the impact of the volatile state of the global economy or consumer preferences on purchases of premium lifestyle products that we offer for sale and our ability to forecast consumer demand, which could result in a build-up of inventory;

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

•
our ability to make certain strategic acquisitions of selected licenses held by our licensees and successfully integrate the acquired businesses into our existing operations, including our operations in Asia and Latin America, as well as our recently acquired North American Chaps-branded men's sportswear business and the Ralph-Lauren branded business in Australia and New Zealand;

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
In this Form 10-Q, references to “Ralph Lauren,” “ourselves,” “we,” “our,” “us,” and the “Company” refer to Ralph Lauren Corporation and its subsidiaries, unless the context indicates otherwise. We utilize a 52-53 week fiscal year ending on the Saturday closest to March 31. As such, fiscal year 2014 will end on March 29, 2014 and will be a 52-week period (“Fiscal 2014”). Fiscal year 2013 ended on March 30, 2013 and was also a 52-week period (“Fiscal 2013”). The third quarter of Fiscal 2014 ended on December 28, 2013 and was a 13-week period. The third quarter of Fiscal 2013 ended on December 29, 2012 and was also a 13-week period.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim consolidated financial statements and footnotes to help provide an understanding of our results of operations, financial condition, and liquidity. MD&A is organized as follows:

•
Overview.    This section provides a general description of our business, current trends and outlook, and a summary of our financial performance for the three-month and nine-month periods ended December 28, 2013. In addition, this section includes a discussion of recent developments and transactions affecting comparability that we believe are important in understanding our results of operations and financial condition, and in anticipating future trends.

•
Results of operations.    This section provides an analysis of our results of operations for the three-month and nine-month periods ended December 28, 2013 compared to the three-month and nine-month periods ended December 29, 2012.

•
Financial condition and liquidity.    This section provides a discussion of our financial condition and liquidity as of December 28, 2013, which includes (i) an analysis of our financial condition compared to the prior fiscal year-end; (ii) an analysis of our cash flows for the nine-month period ended December 28, 2013 compared to the nine-month period ended December 29, 2012; (iii) an analysis of our liquidity, including common stock repurchases, payments of dividends, our outstanding debt and covenant compliance, and the availability under our credit facilities; and (iv) any material changes in our contractual obligations since the end of Fiscal 2013.

•
Market risk management.    This section discusses any significant changes in our risk exposures related to foreign currency exchange rates, and our investments, as well as to underlying market conditions since the end of Fiscal 2013.

37

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
OVERVIEW
Our Business
Our Company is a global leader in the design, marketing, and distribution of premium lifestyle products, including men’s, women’s, and children’s apparel, accessories, fragrances, and home furnishings. Our long-standing reputation and distinctive image have been consistently developed across an expanding number of products, brands, and international markets. Our brand names include Ralph Lauren Women’s Collection, Purple Label, Black Label, Blue Label, Polo, Polo Ralph Lauren, RRL, Ralph Lauren Childrenswear, Lauren by Ralph Lauren, RLX Ralph Lauren, Denim & Supply Ralph Lauren, Ralph Lauren, Chaps, and Club Monaco, among others.
We classify our businesses into three segments: Wholesale, Retail, and Licensing. Our Wholesale business, which represented approximately 45% of our Fiscal 2013 net revenues, consists of sales made principally to major department stores and specialty stores located mainly throughout North America, Europe, Asia, and Latin America. Our Retail business, which represented approximately 52% of our Fiscal 2013 net revenues, now consists of sales made directly to consumers through our integrated retail channel, which includes retail stores located throughout North America, Europe, Asia, Australia, and New Zealand; concession-based shop-within-shops located in Asia, Australia, New Zealand, and Europe; and our retail e-commerce operations in North America, Europe, and Asia. Our Licensing business, which represented approximately 3% of our Fiscal 2013 net revenues, consists of royalty-based arrangements under which we license to unrelated third parties the right to use our various trademarks in connection with the manufacture and sale of designated products, such as apparel, eyewear, and fragrances, in specified geographic areas for specified periods. Approximately 37% of our Fiscal 2013 net revenues were earned in international regions outside of the U.S.
Our business is typically affected by seasonal trends, with higher levels of wholesale sales in our second and fourth quarters and higher retail sales in our second and third quarters. These trends result primarily from the timing of seasonal wholesale shipments and key vacation travel, back-to-school, and holiday shopping periods in the Retail segment. In addition, fluctuations in sales, operating income, and cash flows in any fiscal quarter may be affected by other events affecting retail sales, such as changes in weather patterns. Accordingly, our operating results and cash flows for the nine months ended December 28, 2013 are not necessarily indicative of the operating results and cash flows that may be expected for the full Fiscal 2014.
Current Trends and Outlook
Although the global economy has shown signs of improvement, expectations of slow growth reflect sustained uncertainty. The global economic environment continues to negatively impact consumer confidence, which in turn influences the level of spending on discretionary items. Consumer retail traffic to stores remains relatively weak and inconsistent, which has led to a more promotional environment due to increased competition and a desire to offset traffic declines with increased levels of conversion. Certain of our retail operations have experienced similar dynamics, which vary across the geographic regions and businesses in which we operate.
If the global macroeconomic environment remains volatile or worsens, the constrained level of worldwide consumer spending and modified consumption behavior may continue to have a negative effect on our sales and operating margin for the remainder of Fiscal 2014 and beyond. We will continue to monitor these risks and evaluate and adjust our operating strategies and cost management opportunities to mitigate the related impact on our results of operations, while remaining focused on the long-term growth of our business and protecting the value of our brand.
For a detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations, see Part I, Item 1A — “Risk Factors” in our Fiscal 2013 10-K.

Summary of Financial Performance
Operating Results
Three Months Ended December 28, 2013 Compared to Three Months Ended December 29, 2012
During the three months ended December 28, 2013, we reported net revenues of $2.015 billion, net income of $237 million, and net income per diluted share of $2.57. This compares to net revenues of $1.846 billion, net income of $216 million, and net income per diluted share of $2.31 during the three months ended December 29, 2012.
Our operating performance for the three months ended December 28, 2013 reflected revenue growth of 9.1% on a reported basis and 9.9% on a constant currency basis, as increased revenues from our wholesale business in the Americas and our retail businesses across all of our major geographies were partially offset by the unfavorable net effects of foreign currency. Our revenue growth also reflected several changes to our business, including revenues from the previously licensed North American Chaps-branded men's sportswear business ("Chaps Menswear Business") acquired in April 2013, and the previously licensed Ralph Lauren-branded apparel and accessories business in Australia and New Zealand ("Australia and New Zealand Business") acquired in July 2013, partially offset by our wind-down of Rugby-branded retail operations, largely during the second half of Fiscal 2013 (see "Recent Developments" for further discussion). Our gross margin declined by 110 basis points to 58.2% during the three months ended December 28, 2013, primarily reflecting the inclusion of the Chaps Menswear Business and the unfavorable impact of foreign currency. Selling, general, and administrative ("SG&A") expenses as a percentage of net revenues improved by 130 basis points primarily due to operating leverage achieved on higher net revenues, despite a $47 million increase in total SG&A expenses driven by incremental costs associated with the newly transitioned operations, including the Chaps Menswear Business and the Australia and New Zealand business, and costs to support our business growth and continued investments in our strategic growth initiatives and infrastructure.
Net income increased by $21 million during the three months ended December 28, 2013, as compared to the three months ended December 29, 2012, primarily due to a $29 million increase in operating income, partially offset by an $8 million increase in our provision for income taxes, primarily driven by higher pretax income. Net income per diluted share also increased during the three months ended December 28, 2013 as compared to the three months ended December 29, 2012, due to the effect of higher net income and lower weighted-average diluted shares outstanding during the current fiscal year period.
Nine Months Ended December 28, 2013 Compared to Nine Months Ended December 29, 2012
During the nine months ended December 28, 2013, we reported net revenues of $5.583 billion, net income of $623 million, and net income per diluted share of $6.74. This compares to net revenues of $5.301 billion, net income of $623 million, and net income per diluted share of $6.63 during the nine months ended December 29, 2012.
Our operating performance for the nine months ended December 28, 2013 reflected revenue growth of 5.3% on a reported basis and 6.2% on a constant currency basis, as increased revenues from our wholesale business in the Americas and our retail businesses across all of our major geographies were partially offset by lower revenues from our wholesale businesses in Europe and Asia, as well as net unfavorable foreign currency effects. Our revenue growth for the nine months ended December 28, 2013 also reflected several changes to our business, including revenues from the previously licensed Chaps Menswear Business and Australia and New Zealand Business (see "Recent Developments" for further discussion), and incremental revenues from certain previously licensed businesses in Latin America acquired in June 2012. These increases in revenue were partially offset by our wind-down of Rugby-branded retail operations, largely during the second half of Fiscal 2013. Our gross margin declined by 160 basis points to 58.4% during the nine months ended December 28, 2013, primarily due to the unfavorable impact of foreign currency, a less favorable geographic mix, the inclusion of the Chaps Menswear Business, and lower profitability from our concession shops. SG&A expenses increased during the nine months ended December 28, 2013 due to incremental costs associated with the newly transitioned operations, including the Chaps Menswear Business and the Australia and New Zealand Business, and costs to support our business growth and continued investments in our strategic growth initiatives and infrastructure.

Net income remained flat at $623 million during the nine-month period ended December 28, 2013 compared with the nine-month period ended December 29, 2012, primarily reflecting a $40 million decline in operating income and slightly higher other non-operating expenses, offset by a $44 million decrease in our provision for income taxes. The lower income tax provision for the nine months ended December 28, 2013 was driven by a decline in our reported effective tax rate of 340 basis points, as well as lower pretax income. The decline in our reported effective tax rate was primarily attributable to income tax benefits recorded during the nine months ended December 28, 2013 in connection with the settlement of a tax examination and the restructuring of certain of our foreign operations during Fiscal 2014. Net income per diluted share increased during the nine months ended December 28, 2013, as compared to the nine months ended December 29, 2012, due to lower weighted-average diluted shares outstanding during the current fiscal year period.
Financial Condition and Liquidity
We ended the third quarter of Fiscal 2014 in a net cash and investments position (cash and cash equivalents plus short-term and non-current investments, less total debt) of $1.120 billion, compared to $1.113 billion as of the end of Fiscal 2013. The slight increase in our net cash and investments position was primarily due to our operating cash flows and proceeds from stock-based compensation arrangements, largely offset by our use of cash to support our capital expenditures, common stock repurchases, and dividend payments.
Our equity increased to $4.034 billion as of December 28, 2013, compared to $3.785 billion as of March 30, 2013, primarily due to our net income and the impact of stock-based compensation arrangements, partially offset by our repurchases of common stock and dividends declared during the nine months ended December 28, 2013.
We generated $760 million of cash from operations during the nine months ended December 28, 2013, compared to $897 million during the nine months ended December 29, 2012. The decline in our operating cash flows primarily relates to a net unfavorable change in our working capital, as well as a decline in our net income before non-cash items during the nine months ended December 28, 2013, compared to the related prior fiscal year period. We used some of our available cash to support our Class A common stock repurchases of $408 million; to reinvest in our business through $295 million in capital expenditures, primarily associated with our global retail store expansion, department store renovations, investments in our facilities, and enhancements to our global information technology systems; and to make cash dividend payments of $109 million.
Recent Developments
Australia and New Zealand Licensed Operations Acquisition
In July 2013, in connection with the transition of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand from a licensed to a wholly-owned operation, we acquired certain net assets from Oroton Group/PRL Australia ("Oroton") in exchange for an aggregate payment of approximately $15 million (the "Australia and New Zealand Licensed Operations Acquisition"). Oroton was our licensee for the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand. The operating results of the acquired business have been consolidated in our operating results beginning on July 1, 2013.
Chaps Menswear License Acquisition
In April 2013, in connection with the transition of the Chaps Menswear Business from a licensed to a wholly-owned operation, we entered into an agreement with The Warnaco Group, Inc. (“Warnaco”), a subsidiary of PVH Corp., to acquire certain net assets in exchange for an aggregate payment of approximately $18 million (the "Chaps Menswear License Acquisition"). Warnaco was our licensee for the Chaps Menswear Business. The operating results of the Chaps Menswear Business have been consolidated in our operating results beginning on April 10, 2013.
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

Transactions Affecting Comparability of Results of Operations and Financial Condition
The comparability of our operating results for the three-month and nine-month periods ended December 28, 2013 and December 29, 2012 has been affected by certain events, including:

•
certain pretax asset impairment charges and restructuring and other charges, which included $10 million in accelerated stock-based compensation expense recorded during the three months ended December 28, 2013 (see Note 10 to the accompanying unaudited interim consolidated financial statements) and $13 million of asset impairment and restructuring charges recorded in connection with the Rugby Closure Plan during the three months ended December 29, 2012 (see Notes 9 and 10 to the accompanying unaudited interim consolidated financial statements), as summarized below:

	Three Months Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(millions)
Impairments of assets (see Note 9)	$—	$(11)	$—	$(12)
Restructuring and other charges (see Note 10)	$(14)	$(3)	$(16)	$(3)

•
our acquisitions of previously licensed businesses, including the Chaps Menswear License Acquisition in April 2013, which resulted in a $16 million gain recorded during the first quarter of Fiscal 2014; the Australia and New Zealand Licensed Operations Acquisition in July 2013; and our acquisition of the Ralph Lauren-branded business in Latin America in June 2012;

•
discrete income tax benefits of $10 million and $15 million recognized within our provision for income taxes during the three-month periods ended December 28, 2013 and December 29, 2012, respectively, in connection with the settlements of two separate tax examinations. During the nine-months ended December 29, 2012, the tax benefit from the tax examination settlement was more than offset by a discrete income tax reserve of $16 million for an interest assessment on a prior year withholding tax; and

•
the wind down of our Rugby brand operations during the second half of Fiscal 2013 and the discontinuance of the majority of products sold under the American Living brand effective for the Fall 2012 selling season.

Our "Results of Operations" discussion that follows includes the significant changes in operating results arising from these items affecting comparability. However, unusual items or transactions may occur in any period. Accordingly, investors and other financial statement users should consider the types of events and transactions that have affected operating trends.

RESULTS OF OPERATIONS
Three months ended December 28, 2013 Compared to Three months ended December 29, 2012
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Three Months Ended
	December 28, 2013	December 29, 2012	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$2,015	$1,846	$169	9.1%
Cost of goods sold(a)	(843)	(752)	(91)	12.0%
Gross profit	1,172	1,094	78	7.2%
Gross profit as % of net revenues	58.2%	59.3%		(110 bps)
Selling, general, and administrative expenses(a)	(815)	(768)	(47)	6.0%
SG&A expenses as % of net revenues	40.4%	41.7%		(130 bps)
Amortization of intangible assets	(9)	(7)	(2)	42.3%
Impairment of assets	—	(11)	11	NM
Restructuring and other charges	(14)	(3)	(11)	NM
Operating income	334	305	29	9.7%
Operating income as % of net revenues	16.6%	16.5%		10 bps
Foreign currency losses	(4)	(4)	—	10.6%
Interest expense	(4)	(5)	1	(22.5)%
Interest and other income, net	—	1	(1)	NM
Equity in losses of equity-method investees	(2)	(2)	—	20.5%
Income before provision for income taxes	324	295	29	9.8%
Provision for income taxes	(87)	(79)	(8)	10.3%
Effective tax rate(b)	26.9%	26.8%		10 bps
Net income	$237	$216	$21	9.6%
Net income per common share:
Basic	$2.62	$2.37	$0.25	10.5%
Diluted	$2.57	$2.31	$0.26	11.3%

(a)	Includes total depreciation expense of $58 million and $54 million for the three-month periods ended December 28, 2013 and December 29, 2012, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM=Not meaningful.
Net Revenues.    Net revenues increased by $169 million, or 9.1%, to $2.015 billion for the three months ended December 28, 2013, from $1.846 billion for the three months ended December 29, 2012. Excluding the effect of foreign currency, net revenues increased by $182 million, or 9.9%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior fiscal year period, are provided below:

	Three Months Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(millions)
Net Revenues:
Wholesale	$840	$733	$107	14.5%
Retail	1,130	1,062	68	6.4%
Licensing	45	51	(6)	(11.9)%
Total net revenues	$2,015	$1,846	$169	9.1%
Wholesale net revenues — The increase primarily reflects a $108 million net increase related to our business in the Americas on a constant currency basis, largely due to $54 million of incremental revenues contributed by the previously licensed Chaps Menswear Business acquired in April 2013. The increase in net revenues also reflected higher domestic revenues from our core menswear and womenswear product lines. Sales from our international wholesale businesses were relatively flat during the three months ended December 28, 2013, as compared to the prior fiscal year period.
Retail net revenues — Our total reported comparable store sales increased by 1% during the three months ended December 28, 2013, and increased 2% on a constant currency basis. Comparable store sales refer to the growth of sales in stores that are open for at least one full fiscal year. Sales for stores that are closed during a fiscal year are excluded from the calculation of comparable store sales. Sales for stores that are either relocated, enlarged (as defined by gross square footage expansion of 25% or greater), or generally closed for 30 or more consecutive days for renovation are also excluded from the calculation of comparable store sales until such stores have been in their new location or in their newly renovated state for at least one full fiscal year. Sales from our e-commerce sites are included within comparable store sales for those geographies that have been serviced by the related e-commerce site for at least one full fiscal year. Consolidated comparable store sales information includes our Ralph Lauren stores (including concession-based shop-within-shops), factory stores, Club Monaco stores and e-commerce sites, and certain of our Ralph Lauren e-commerce sites. Sales from our Rugby stores and related e-commerce site, Rugby.com, are no longer included in comparable store sales due to the wind-down of our Rugby brand retail operations in Fiscal 2013. We use an integrated omni-channel strategy to operate our retail business, in which our e-commerce operations are interdependent with our physical stores.
The net increase in Retail net revenues primarily reflects:

•
a $20 million, or a 2%, net increase in consolidated comparable store sales on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations, partially offset by decreases in comparable store sales from our concession shops. Comparable store sales related to our e-commerce operations increased by approximately 18% on both a reported and constant currency basis over the related prior year period, and favorably impacted our total comparable store sales by 3% to 4% on a reported basis and by 2% to 3% on a constant currency basis. Our consolidated comparable store sales excluding e-commerce decreased between 2% and 3% on a reported basis and were flat to down by 1% on a constant currency basis; and

•
a $62 million, or a 43%, net increase in non-comparable store sales on a constant currency basis, primarily driven by new store openings within the past twelve months, including new store openings in the Asia-Pacific region as part of our plan to reposition and upgrade our existing operations in that region, new stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, new global factory store openings, and the expansion of our e-commerce operations. The impact of these store openings more than offset the impact of store closings in connection with the Rugby Closure Plan.

These increases were partially offset by:

•
a $14 million net decrease in revenues due to unfavorable foreign currency effects of $11 million and $3 million related to our comparable and non-comparable store sales, respectively. The unfavorable currency effects primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro against the U.S. Dollar during the three months ended December 28, 2013 compared to the related prior fiscal year period.

Our global average store count increased by 56 stores and concession shops during the three months ended December 28, 2013 compared to the three months ended December 29, 2012, primarily due to new store and concession shop openings in Asia and Europe and stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, partially offset by store closures associated with the Rugby Closure Plan. The following table details our retail store and e-commerce presence as of the periods presented:

	December 28, 2013	December 29, 2012
Stores:
Freestanding stores	435	399
Concession shops	518	508
Total stores	953	907

E-commerce Sites:
North American sites(a)	3	4
European sites(b)	3	3
Asian sites(c)	2	1
Total e-commerce sites	8	8

(a)	Includes www.RalphLauren.com, www.ClubMonaco.com, and www.ClubMonaco.ca, which collectively service the U.S. and Canada.

(b)
Includes www.RalphLauren.co.uk (servicing the United Kingdom), www.RalphLauren.fr (servicing Belgium, France, Italy, Luxembourg, the Netherlands, Portugal, and Spain), and www.RalphLauren.de (servicing Germany and Austria).

(c)	Includes www.RalphLauren.co.jp and www.RalphLauren.co.kr servicing Japan and South Korea, respectively.
Licensing revenues — The $6 million net decrease in revenues primarily reflects the transition of certain licensing arrangements, including the Chaps Menswear Business and the Australia and New Zealand Business, to wholly-owned operations.
Gross Profit.    Gross profit increased by $78 million, or 7.2%, to $1.172 billion for the three months ended December 28, 2013, from $1.094 billion for the three months ended December 29, 2012. Gross profit as a percentage of net revenues declined by 110 basis points to 58.2% for the three months ended December 28, 2013, from 59.3% for the three months ended December 29, 2012. The gross margin decline primarily reflected the inclusion of the Chaps Menswear Business and the unfavorable effect of foreign currency.
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
Selling, General and Administrative Expenses.    SG&A expenses primarily include compensation and benefits, advertising and marketing, distribution, bad debt, information technology, facilities, legal, and other costs associated with finance and administration. SG&A expenses increased by $47 million, or 6.0%, to $815 million for the three months ended December 28, 2013, from $768 million for the three months ended December 29, 2012. This increase included a net favorable foreign currency effect of $7 million, primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro against the U.S. Dollar during the three months ended December 28, 2013, as compared to the related prior fiscal year period. Excluding the effect of foreign currency, SG&A expenses increased by $54 million, or 7.0%. SG&A expenses as a percentage of net revenues decreased to 40.4% during the three months ended December 28, 2013, from 41.7% during the three months ended December 29, 2012. The 130 basis point improvement was primarily due to operating leverage on higher net revenues and our operational discipline, which more than offset the increase in operating expenses attributable to our recent acquisitions and new business initiatives, investments in our facilities, and the growth in our retail business (which typically carries a higher operating expense margin).

The $47 million net increase in SG&A expenses was driven by:

Three Months Ended December 28, 2013 Compared to Three Months Ended December 29, 2012
(millions)
SG&A expense category:
Operating expenses related to newly acquired businesses	$18
Marketing, advertising, and promotional expenses	15
Shipping, warehousing, and distribution expenses	8
Depreciation expense	3
Rent and occupancy expenses	3
Total change in SG&A expenses(a)	$47

(a)	Includes $7 million of incremental expenses incurred in connection with the implementation of our global operating and financial reporting system.
Amortization of Intangible Assets.    Amortization of intangible assets increased by $2 million, or 42.3%, to $9 million for the three months ended December 28, 2013, from $7 million for the three months ended December 29, 2012. This increase was primarily due to the amortization of an intangible asset acquired in connection with the Chaps Menswear License Acquisition in April 2013 (see Note 5 to the accompanying unaudited interim consolidated financial statements).
Impairments of Assets.    During the three months ended December 29, 2012, we recognized non-cash impairment charges of $11 million to write down certain Rugby brand-related long-lived assets to their estimated fair values in connection with the Rugby Closure Plan. There were no material impairment charges recorded during the three months ended December 28, 2013 (see Note 9 to the accompanying unaudited interim consolidated financial statements).
Restructuring and Other Charges.    Restructuring and other charges increased by $11 million to $14 million for the three months ended December 28, 2013, from $3 million for the three months ended December 29, 2012. During the three months ended December 28, 2013, we recorded restructuring charges of $4 million primarily related to severance and benefit costs associated with our corporate operations. In addition, during the three months ended December 28, 2013, we recorded $10 million of accelerated stock-based compensation expense associated with new executive employment agreement provisions. Restructuring charges recorded during the three months ended December 29, 2012 included $2 million of severance and benefit costs associated with the Rugby Closure Plan and $1 million of other severance related costs primarily related to our corporate operations. (See Note 10 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income increased by $29 million, or 9.7%, to $334 million for the three months ended December 28, 2013, from $305 million for the three months ended December 29, 2012. Operating income as a percentage of net revenues increased by 10 basis points to 16.6% for the three months ended December 28, 2013, from 16.5% for the three months ended December 29, 2012, as the improvement in SG&A expenses as a percentage of net revenues more than offset the decline in our gross profit margin, both as previously discussed.

Operating income and margin for our three business segments are provided below:

	Three Months Ended
	December 28, 2013		December 29, 2012
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$168	19.9%	$146	19.7%	$22	20 bps
Retail	223	19.8%	201	18.9%	22	90 bps
Licensing	34	77.1%	37	73.7%	(3)	340 bps
	425		384		41
Unallocated corporate expenses	(77)		(76)		(1)
Unallocated restructuring and other charges	(14)		(3)		(11)
Total operating income	$334	16.6%	$305	16.5%	$29	10 bps
Wholesale operating margin increased by 20 basis points, primarily driven by improved operating leverage of SG&A expenses on higher wholesale revenues. The improvement in SG&A leverage was partially offset by a lower gross profit margin reflecting the inclusion of the Chaps Menswear Business, a less favorable geographic mix, and the net negative effects related to foreign currency.
Retail operating margin increased by 90 basis points, primarily driven by our operational discipline and improved leverage of SG&A expenses on increased retail revenues, despite incremental operating expenses associated with the Australia and New Zealand Business and expenses associated with our global store and e-commerce development efforts.
Licensing operating margin increased by 340 basis points, primarily due to reduced operating expenses reflecting the transition of certain licensing arrangement to wholly-owned operations, partially offset by lower net revenues.
Unallocated corporate expenses increased by $1 million, primarily attributable to increased information technology costs, partially offset by lower incentive compensation-related costs.
Unallocated restructuring and other charges increased by $11 million, to $14 million for the three months ended December 28, 2013, from $3 million for the three months ended December 29, 2012, as previously described above and in Note 10 to the accompanying unaudited interim consolidated financial statements.
Foreign Currency Losses.    The effect of foreign currency exchange rate fluctuations resulted in losses of $4 million in each of the three months ended December 28, 2013 and December 29, 2012. The foreign currency losses were primarily associated with losses related to the revaluation and settlement of foreign currency-denominated third-party and intercompany receivables and payables, partially offset by gains on foreign currency hedge contracts. Foreign currency gains and losses do not result from the translation of the operating results of our foreign subsidiaries to U.S. Dollars.
Interest Expense.    Interest expense declined by $1 million to $4 million for the three months ended December 28, 2013, compared to $5 million for the three months ended December 29, 2012, primarily due to lower interest expense on the 2.125% senior notes issued in September 2013 as compared to interest expense on the 4.5% Euro Debt, which was repaid in October 2013. This decline was partially offset by additional interest expense related to our increased capital lease obligations.
Equity in Losses of Equity-Method Investees.    The equity in losses of equity-method investees of $2 million for each of the three months ended December 28, 2013 and December 29, 2012, related to our share of losses from our joint venture, the Ralph Lauren Watch and Jewelry Company, S.A.R.L. (the "RL Watch Company"), which is accounted for under the equity method of accounting.

Provision for Income Taxes.    The provision for income taxes increased by $8 million, or 10.3%, to $87 million for the three months ended December 28, 2013, from $79 million for the three months ended December 29, 2012. The increase in the provision for income taxes was primarily due to higher pretax income, as well as a slight increase in our reported effective tax rate from 26.8% for the three months ended December 29, 2012 to 26.9% for the three months ended December 28, 2013. The relatively low effective tax rate for three months ended December 28, 2013 was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions. In addition, the effective tax rate in both periods was favorably impacted by tax reserve reductions associated with the conclusion of two separate tax examinations during the third quarter of each year. The effective tax rate differs from statutory rates due to the effect of state and local taxes, tax rates in foreign jurisdictions, and certain nondeductible expenses. Our effective tax rate will change from period to period based on various factors including, but not limited to, the geographic mix of earnings, the timing and amount of foreign dividends, enacted tax legislation, state and local taxes, tax audit findings and settlements, and the interaction of various global tax strategies.
Net Income.    Net income increased by $21 million, or 9.6%, to $237 million for the three months ended December 28, 2013, from $216 million for the three months ended December 29, 2012. The higher net income was primarily driven by the $29 million increase in operating income, partially offset by the $8 million increase in the provision for income taxes, both as previously discussed.
Net Income per Diluted Share.    Net income per diluted share improved by $0.26, or 11.3%, to $2.57 per share for the three months ended December 28, 2013, from $2.31 per share for the three months ended December 29, 2012. The increase was due to higher net income, as previously discussed, and lower weighted-average diluted shares outstanding during the three months ended December 28, 2013, driven by our share repurchases over the last twelve months.

Nine Months Ended December 28, 2013 Compared to Nine Months Ended December 29, 2012
The following table summarizes our results of operations and expresses the percentage relationship to net revenues of certain financial statement captions. All percentages shown in the below table and the discussion that follows have been calculated using unrounded numbers.

	Nine Months Ended
	December 28, 2013	December 29, 2012	$ Change	% / bps Change
	(millions, except per share data)
Net revenues	$5,583	$5,301	$282	5.3%
Cost of goods sold(a)	(2,323)	(2,120)	(203)	9.5%
Gross profit	3,260	3,181	79	2.5%
Gross profit as % of net revenues	58.4%	60.0%		(160 bps)
Selling, general, and administrative expenses(a)	(2,327)	(2,201)	(126)	5.7%
SG&A expenses as % of net revenues	41.7%	41.5%		20 bps
Amortization of intangible assets	(28)	(20)	(8)	40.4%
Gain on acquisition of Chaps	16	—	16	NM
Impairment of assets	—	(12)	12	NM
Restructuring and other charges	(16)	(3)	(13)	NM
Operating income	905	945	(40)	(4.2%)
Operating income as % of net revenues	16.2%	17.8%		(160 bps)
Foreign currency losses	(9)	(7)	(2)	28.5%
Interest expense	(16)	(16)	—	(2.3%)
Interest and other income, net	4	4	—	(0.5%)
Equity in losses of equity-method investees	(7)	(5)	(2)	47.3%
Income before provision for income taxes	877	921	(44)	(4.7%)
Provision for income taxes	(254)	(298)	44	(14.6%)
Effective tax rate(b)	29.0%	32.4%		(340 bps)
Net income	$623	$623	$—	—%
Net income per common share:
Basic	$6.89	$6.80	$0.09	1.3%
Diluted	$6.74	$6.63	$0.11	1.7%

(a)	Includes total depreciation expense of $165 million and $154 million for the nine-month periods ended December 28, 2013 and December 29, 2012, respectively.

(b)	Effective tax rate is calculated by dividing the provision for income taxes by income before provision for income taxes.
NM=Not meaningful.
Net Revenues.    Net revenues increased by $282 million, or 5.3%, to $5.583 billion for the nine months ended December 28, 2013, from $5.301 billion for the nine months ended December 29, 2012. Excluding the effect of foreign currency, net revenues increased by $326 million, or 6.2%.

Net revenues for our three business segments, as well as a discussion of the changes in each segment's net revenues from the comparable prior fiscal year period, are provided below:

	Nine Months Ended
	December 28, 2013	December 29, 2012	$ Change	% Change
	(millions)
Net Revenues:
Wholesale	$2,503	$2,342	$161	6.8%
Retail	2,953	2,820	133	4.7%
Licensing	127	139	(12)	(8.7%)
Total net revenues	$5,583	$5,301	$282	5.3%
Wholesale net revenues — The net increase primarily reflects:

•
a $240 million net increase related to our business in the Americas on a constant currency basis, largely due to $156 million of incremental revenues contributed by previously licensed businesses, including the Chaps Menswear Business acquired in April 2013 and certain businesses in Latin America acquired in June 2012. The increase in net revenues also reflected higher domestic revenues from our core menswear, womenswear, and childrenswear product lines. These increases were partially offset by lower Home product revenues primarily due to rebranding of certain of our home products, as well as the absence of the prior year's revenues due to the discontinuance of the majority of the product categories sold under the American Living brand after the Fall 2012 selling season.

This net increase was partially offset by:

•
a $46 million net decrease related to our European business on a constant currency basis, driven by our reduction of shipments across our core menswear, womenswear, and childrenswear product lines due to the challenging European retail environment, particularly due to softness in the specialty store business; and

•
a $30 million net decrease related to our Japanese business on a constant currency basis, primarily reflecting lower sell-throughs and the impact of a business model shift to the retail concessions-based channel.

Retail net revenues — Our total reported comparable store sales were flat during the nine months ended December 28, 2013 compared to the nine months ended December 29, 2012, but increased approximately 2% on a constant currency basis. The net increase in Retail net revenues primarily reflects:

•
a $36 million, or a 2%, net increase in consolidated comparable store sales on a constant currency basis, primarily driven by an increase from our Ralph Lauren e-commerce operations, partially offset by decreases in comparable store sales from our concession shops. Comparable store sales related to our e-commerce operations increased by approximately 17% on both a reported and constant currency basis over the related prior fiscal year period, and had a favorable impact on our total comparable store sales of 2% to 3% on both a reported and constant currency basis. Our consolidated comparable store sales excluding e-commerce decreased between 2% and 3% on a reported basis and were flat to down by 1% on a constant currency basis; and

•
a $143 million, or a 40%, net increase in non-comparable store sales on a constant currency basis, primarily driven by new store openings within the past twelve months, including new store openings in the Asia-Pacific region as part of our plan to reposition and upgrade our existing operations in that region, new stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, new global factory store openings, and the expansion of our e-commerce operations, which more than offset the impact of store closings in connection with the Rugby Closure Plan.

These increases were partially offset by:

•
a $46 million net decrease in revenues due to unfavorable foreign currency effects, comprised of unfavorable effects of $38 million and $8 million related to our comparable and non-comparable store sales, respectively. The unfavorable currency effects primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the

Euro and the South Korean Won against the U.S. Dollar during the nine months ended December 28, 2013 compared to the related prior fiscal year period.
Our global average store count increased by 46 stores and concession shops during the nine months ended December 28, 2013 compared with the nine months ended December 29, 2012, primarily due to new store and concession shop openings in Asia and Europe, and stores and concession shops assumed in connection with the Australia and New Zealand Licensed Operations Acquisition, partially offset by store closures associated with the Rugby Closure Plan in Fiscal 2013.
Licensing revenues — The $12 million net decrease in revenues primarily reflects the transition of certain licensing arrangements, including the Chaps Menswear Business and the Australia and New Zealand Business, to wholly-owned operations, and the discontinuance of certain Home licensing arrangements, partially offset by higher apparel-related royalties.
Gross Profit.    Gross profit increased by $79 million to $3.260 billion for the nine months ended December 28, 2013, from $3.181 billion for the nine months ended December 29, 2012. Gross profit as a percentage of net revenues decreased by 160 basis points to 58.4% for the nine months ended December 28, 2013, from 60.0% for the nine months ended December 29, 2012. The gross margin decline was primarily due to the unfavorable effect of foreign currency, a less favorable geographic mix, the inclusion of the Chaps Menswear Business, and lower profitability from our concession shops.
Selling, General and Administrative Expenses.    SG&A expenses increased by $126 million, or 5.7%, to $2.327 billion for the nine months ended December 28, 2013, from $2.201 billion for the nine months ended December 29, 2012. This increase included a net favorable foreign currency effect of approximately $29 million, primarily related to the weakening of the Japanese Yen, partially offset by the strengthening of the Euro against the U.S. Dollar during the nine months ended December 28, 2013, as compared to the related prior fiscal year period. Excluding the effect of foreign currency, SG&A expenses increased by $155 million, or 7.0%. SG&A expenses as a percentage of net revenues increased to 41.7% during the nine months ended December 28, 2013, from 41.5% during the nine months ended December 29, 2012. The 20 basis point increase was primarily due to an increase in operating expenses attributable to our recent acquisitions and new business initiatives, investments in our facilities, as well as the growth in our retail business (which typically carries a higher operating expense margin), partially offset by operating leverage on higher net revenues and our operational discipline.
The $126 million net increase in SG&A expenses was driven by:

Nine Months Ended December 28, 2013 Compared to Nine Months Ended December 29, 2012
(millions)
SG&A expense category:
Operating expenses related to newly acquired businesses	$44
Marketing, advertising, and promotional expenses	24
Compensation-related expenses(a)	16
Shipping, warehousing, and distribution expenses	16
Rent and occupancy expenses	11
Depreciation expense	10
Acquisition-related costs(b)	7
Other	(2)
Total change in SG&A expenses(c)	$126

(a)	Primarily due to increased salaries and related expenses to support business growth.

(b)
Comprised of acquisition-related costs for the Chaps Menswear License Acquisition in April 2013 and for the Australia and New Zealand Licensed Operations Acquisition in July 2013 (see Note 5 to the accompanying unaudited interim consolidated financial statements).

(c)	Includes $12 million of incremental expenses incurred in connection with the implementation of our global operating and financial reporting system.

Amortization of Intangible Assets.    Amortization of intangible assets increased by $8 million, or 40.4%, to $28 million for the nine months ended December 28, 2013, from $20 million for the nine months ended December 29, 2012. This increase was primarily due to the amortization of an intangible asset acquired in connection with the Chaps Menswear License Acquisition in April 2013.
Gain on Acquisition of Chaps. During the nine months ended December 28, 2013, we recorded a $16 million gain on the Chaps Menswear License Acquisition, representing the difference between the acquisition date fair value of net assets acquired and the contractually-defined purchase price under our license agreement with Warnaco, which granted us the right to early-terminate the license upon PVH's acquisition of Warnaco in February 2013 (see Note 5 to the accompanying unaudited interim consolidated financial statements).
Impairments of Assets.    During the nine months ended December 29, 2012, we recognized non-cash impairment charges of $12 million, primarily to write down certain Rugby brand-related long-lived assets to their estimated fair values in connection with the Rugby Closure Plan. There were no material impairment charges recorded during the nine months ended December 28, 2013 (see Note 9 to the accompanying unaudited interim consolidated financial statements).
Restructuring and Other Charges.    Restructuring and other charges increased by $13 million to $16 million for the nine months ended December 28, 2013, from $3 million for the nine months ended December 29, 2012. During the nine months ended December 28, 2013, we recorded restructuring charges of $6 million primarily related to severance and benefit costs associated with our corporate operations. In addition, during the nine months ended December 28, 2013, we recorded $10 million of accelerated stock-based compensation expense associated with new executive employment agreement provisions. Restructuring charges recorded during the nine months ended December 29, 2012 included $2 million of severance and benefit costs associated with the Rugby Closure Plan and $1 million of other net restructuring charges primarily related to the suspension of the our operations in Argentina and other severance related costs within our corporate operations, partially offset by reversals of reserves deemed no longer necessary in connection with our Fiscal 2012 restructuring plan in the Asia-Pacific region. (See Note 10 to the accompanying unaudited interim consolidated financial statements).
Operating Income.    Operating income decreased by $40 million, or 4.2%, to $905 million for the nine months ended December 28, 2013, from $945 million for the nine months ended December 29, 2012. Operating income as a percentage of net revenues decreased 160 basis points to 16.2% for the nine months ended December 28, 2013, from 17.8% for the nine months ended December 29, 2012. The decrease in operating income as a percentage of net revenues primarily reflected the decline in our gross profit margin. as previously discussed.
Operating income and margin for our three business segments are provided below:

	Nine Months Ended
	December 28, 2013		December 29, 2012
	Operating Income	Operating Margin	Operating Income	Operating Margin	$ Change	Margin Change
	(millions)		(millions)		(millions)
Segment:
Wholesale	$524	20.9%	$532	22.7%	$(8)	(180 bps)
Retail	518	17.6%	537	19.0%	(19)	(140 bps)
Licensing	98	77.1%	101	73.0%	(3)	410 bps
	1,140		1,170		(30)
Unallocated corporate expenses	(235)		(222)		(13)
Gain on acquisition of Chaps	16		—		16
Unallocated restructuring and other charges	(16)		(3)		(13)
Total operating income	$905	16.2%	$945	17.8%	$(40)	(160 bps)

Wholesale operating margin declined by 180 basis points, primarily due to a decline in gross profit margin reflecting a less favorable geographic mix and the inclusion of the Chaps Menswear Business. The decline in Wholesale operating margin was also due to an increase in SG&A expenses, including distribution-related costs and marketing, advertising, and promotional expenses as a percentage of net revenues.
Retail operating margin declined by 140 basis points, largely due to a lower gross profit margin, primarily reflecting lower profitability from our concession shops and the unfavorable effect of foreign currency. The decline in Retail operating margin was also due to an increase in SG&A expenses as a percentage of net revenues, primarily driven by incremental operating expenses associated with the Australia and New Zealand Business, and expenses associated with our global store and e-commerce development efforts.
Licensing operating margin improved by 410 basis points, primarily due to reduced operating expenses reflecting the transition of certain licensing arrangements to wholly-owned operations, partially offset by lower net revenues.
Unallocated corporate expenses increased by $13 million, primarily attributable to acquisition-related costs and increased global information technology-related costs.
Gain on acquisition of Chaps was $16 million for the nine months ended December 28, 2013, as previously described above and in Note 5 to the accompanying unaudited interim consolidated financial statements.
Unallocated restructuring and other charges increased by $13 million, to $16 million for the nine months ended December 28, 2013, from $3 million for the nine months ended December 29, 2012, as previously described above and in Note 10 to the accompanying unaudited interim consolidated financial statements.
Foreign Currency Losses.    The effect of foreign currency exchange rate fluctuations resulted in losses of $9 million for the nine months ended December 28, 2013, compared to losses of $7 million for the nine months ended December 29, 2012. The higher foreign currency losses were primarily related to the revaluation and settlement of foreign currency-denominated third-party and intercompany receivables and payables, partially offset by gains related to foreign currency hedge contracts.
Interest Expense.    Interest expense remained flat at $16 million during the nine months ended December 28, 2013 and the nine months ended December 29, 2012, as lower interest expense on the 2.125% senior notes issued in September 2013 than the previously outstanding 4.5% Euro Debt was offset by interest on our increased capital lease obligations.
Interest and Other Income, net.    Interest and other income, net remained flat at $4 million during both the nine months ended December 28, 2013 and the nine months ended December 29, 2012.
Equity in Losses of Equity-Method Investees.    The equity in losses of equity-method investees of $7 million and $5 million for the nine months ended December 28, 2013 and December 29, 2012, respectively, related to our share of losses from our joint venture, the RL Watch Company.
Provision for Income Taxes.    The provision for income taxes decreased by $44 million, or 14.6%, to $254 million for the nine months ended December 28, 2013, from $298 million for the nine months ended December 29, 2012. The decrease in the provision for income taxes was primarily due to the decline in the overall level of our pretax income, coupled with a decrease in our reported effective tax rate of 340 basis points to 29.0% for the nine months ended December 28, 2013, from 32.4% for the nine months ended December 29, 2012. The lower effective tax rate for the nine months ended December 28, 2013 was primarily due to a greater proportion of earnings generated in lower-taxed jurisdictions, tax reserve reductions associated with the conclusion of a tax examination during the third quarter of Fiscal 2014, and an income tax benefit resulting from restructuring of certain of our foreign operations during Fiscal 2014. The effective tax rate for the nine months ended December 29, 2012 reflected tax reserve reductions associated with the conclusion of a separate tax examination during the third quarter of Fiscal 2013, which were offset by the inclusion of a reserve for an interest assessment on a prior year withholding tax.
Net Income.    Net income remained flat at $623 million during the nine-month periods ended December 28, 2013 and December 29, 2012, as the $40 million decline in operating income and slightly higher other non-operating expenses were offset by the $44 million reduction in the provision for income taxes, all as previously discussed.

Net Income per Diluted Share.    Net income per diluted share increased by $0.11, or 1.7%, to $6.74 per share for the nine months ended December 28, 2013, from $6.63 per share for the nine months ended December 29, 2012. The increase was primarily attributable to the lower weighted-average diluted shares outstanding during the nine months ended December 28, 2013, driven by our share repurchases over the last twelve months.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition
The following table presents our financial condition as of December 28, 2013 and March 30, 2013:

	December 28, 2013	March 30, 2013	$ Change
	(millions)
Cash and cash equivalents	$882	$974	$(92)
Short-term investments	533	325	208
Non-current investments	5	81	(76)
Current portion of long-term debt(b)	—	(267)	267
Long-term debt	(300)	—	(300)
Net cash and investments(a)	$1,120	$1,113	$7
Equity	$4,034	$3,785	$249

(a)	“Net cash and investments” is defined as cash and cash equivalents, plus short-term and non-current investments, less total debt.

(b)	Represents our Euro Debt, which was repaid upon maturity on October 4, 2013.
The slight increase in our net cash and investments position at December 28, 2013 as compared to March 30, 2013 was primarily due to our operating cash flows of $760 million and proceeds from stock-based compensation arrangements of $78 million, offset by our use of cash to support our Class A common stock repurchases of $408 million, to invest in our business through $295 million in capital expenditures, and to make cash dividend payments of $109 million during the nine months ended December 28, 2013.
The increase in equity was primarily attributable to our net income and the impact of stock-based compensation arrangements, partially offset by our share repurchase activity and dividends declared during the nine months ended December 28, 2013.
Cash Flows
The following table details our cash flows for the nine-month periods ended December 28, 2013 and December 29, 2012:

	Nine Months Ended
	December 28, 2013	December 29, 2012	$ Change
	(millions)
Net cash provided by operating activities	$760	$897	$(137)
Net cash used in investing activities	(440)	(7)	(433)
Net cash used in financing activities	(414)	(563)	149
Effect of exchange rate changes on cash and cash equivalents	2	—	2
Net increase (decrease) in cash and cash equivalents	$(92)	$327	$(419)

Net Cash Provided by Operating Activities.    Net cash provided by operating activities decreased to $760 million during the nine months ended December 28, 2013, from $897 million during the nine months ended December 29, 2012. The net decrease in cash provided by operating activities was due to net unfavorable changes related to our working capital and a decline in net income before non-cash items. The decline related to our working capital was driven by an increase associated with the changes in our accounts receivable balance, primarily resulting from higher sales and the timing of cash collections, as well as increased inventory levels to support our newly transitioned businesses, new and expanded stores, and new e-commerce sites, mitigated by our inventory management initiatives. These declines in cash from operating activities were partially offset by an increase related to accounts payable and accrued liabilities, primarily attributable to increased inventory purchases to support business growth, and the timing of payments.
Net Cash Used in Investing Activities.    Net cash used in investing activities was $440 million during the nine months ended December 28, 2013, as compared to $7 million during the nine months ended December 29, 2012. The net increase in cash used in investing activities was primarily driven by:

•
a $303 million increase in cash used to purchase investments, less proceeds from sales and maturities of investments. During the nine months ended December 28, 2013, we made net investment purchases of $104 million, as compared to net sales of $199 million during the nine months ended December 29, 2012;

•
a $100 million increase in cash used for capital expenditures. During the nine months ended December 28, 2013, we spent $295 million on capital expenditures, as compared to $195 million during the nine months ended December 29, 2012. Our capital expenditures were primarily associated with global retail store expansion, department store renovations, the purchase and expansion of a distribution facility in High Point, North Carolina, and enhancements to our global technology systems, including the continued implementation of our new global operating and financial reporting information technology system;

•
a $21 million increase in cash used to fund our acquisitions and ventures. During the nine months ended December 28, 2013, we used $39 million of cash to fund our acquisitions and ventures, including $18 million to fund the Chaps Menswear License Acquisition, $15 million to fund the Australia and New Zealand Licensed Operations Acquisition, as well as amounts to support the continued funding of our joint venture, the RL Watch Company. During the nine months ended December 29, 2012, we used $18 million of cash, primarily in connection with our acquisition of the previously licensed business in Latin America, and to fund the operations of the RL Watch Company; and

•	a $9 million decline related to changes in our restricted cash deposits.
Net Cash Used in Financing Activities.    Net cash used in financing activities was $414 million during the nine months ended December 28, 2013, as compared to net cash used in financing activities of $563 million during the nine months ended December 29, 2012. The net decline in cash used in financing activities was primarily driven by:

•
an $89 million decline in cash used to repurchase shares of our Class A common stock. During the nine months ended December 28, 2013, we used $348 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $60 million in shares of Class A common stock were surrendered or withheld in satisfaction of withholding taxes in connection with the vesting of awards under our 1997 Long-Term Stock Incentive Plan, as amended (the “1997 Incentive Plan”) and our 2010 Long-Term Stock Incentive Plan, as amended (the “2010 Incentive Plan”). On a comparative basis, during the nine months ended December 29, 2012, we used $450 million to repurchase shares of Class A common stock pursuant to our common stock repurchase program, and an additional $47 million in shares of Class A common stock were surrendered or withheld for taxes;

•
$31 million in net proceeds from issuance of long-term debt. During the nine months ended December 28, 2013, we received $300 million in proceeds from our issuance of 2.125% unsecured Senior Notes in September 2013. A portion of these proceeds was used to repay $269 million principal amount outstanding of the 4.5% Euro-denominated notes upon their maturity on October 4, 2013; and

•
a $19 million decline in cash used to pay dividends. During the nine months ended December 28, 2013, we used $109 million to pay dividends, as compared to $128 million during the nine months ended December 29, 2012, due to the timing of the third quarter dividend payments.

Liquidity
Our primary sources of liquidity are the cash flows generated from our operations, $500 million of availability under our Global Credit Facility (as defined below), the availability under our Pan-Asia Credit Facilities (as defined below), our available cash and cash equivalents and short-term investments, our other investments, and our other available financing options. The majority of our cash and short-term investments are held outside the U.S. in jurisdictions where we intend to permanently reinvest any undistributed earnings to support our continued growth. However, we are not dependent on foreign cash to fund our domestic operations and do not expect to repatriate these balances to meet our domestic cash needs. Our sources of liquidity are used to fund our ongoing cash requirements, including working capital requirements, global retail store expansion and renovation, construction and renovation of shop-within-shops, investment in technological infrastructure, acquisitions, joint ventures, payment of dividends, debt repayment/repurchase, common stock repurchases, settlement of contingent liabilities (including uncertain tax positions), and other corporate activities. We believe that our existing sources of cash, as well as our ability to access capital markets, will be sufficient to support our operating, capital, and debt service requirements for the foreseeable future, the ongoing development of our businesses, and our plans for further business expansion.
As discussed in the “Debt and Covenant Compliance” section below, we had no revolving credit facility borrowings outstanding under our Global Credit Facility or our Pan-Asia Credit Facilities as of December 28, 2013. We may elect to draw on our credit facilities or other potential sources of financing for, among other things, a material acquisition, settlement of a material contingency (including uncertain tax positions), or a material adverse business or macroeconomic development, as well as for other general corporate business purposes.
We believe that our Global Credit Facility is adequately diversified with no undue concentration in any one financial institution. In particular, as of December 28, 2013, there were ten financial institutions participating in the Global Credit Facility, with no one participant maintaining a maximum commitment percentage in excess of 16%. We have no reason to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Global Credit Facility and the Pan-Asia Credit Facilities in the event of our election to draw funds in the foreseeable future.
Common Stock Repurchase Program
On February 4, 2014, our Board of Directors approved an expansion to our existing common stock purchase program that allows us to repurchase up to an additional $500 million of Class A common stock. Repurchases of shares of Class A common stock are subject to overall business and market conditions.
During the nine months ended December 28, 2013, we repurchased 2.2 million shares of Class A common stock at a total cost of $398 million under our common stock repurchase program. The total cost of repurchased shares included two separate $50 million prepayments made in March 2013 and June 2013 pursuant to share repurchase programs with third-party financial institutions, which collectively resulted in the delivery of 0.6 million shares during the nine months ended December 28, 2013 based on the volume-weighted average market price of our Class A common stock over each program's respective 93-day repurchase term, less a per share discount. The remaining availability under our common stock repurchase program was approximately $230 million as of December 28, 2013.
In addition, during the nine months ended December 28, 2013, 0.4 million shares of Class A common stock at a cost of $60 million were surrendered to or withheld in satisfaction of withholding taxes in connection with the vesting of awards under the 1997 Incentive Plan and the 2010 Incentive Plan.
Dividends
Since 2003, we have maintained a regular quarterly cash dividend program on our common stock. On May 21, 2012, our Board of Directors approved an increase to the quarterly cash dividend on our common stock from $0.20 per share to $0.40 per share. On November 5, 2013, our Board of Directors approved an additional increase to the quarterly cash dividend on our common stock from $0.40 to $0.45 per share. The third quarter Fiscal 2014 dividend of $0.45 per share was declared on November 6, 2013, was payable to stockholders of record at the close of business on December 27, 2013, and was paid on January 10, 2014. Dividends paid amounted to $109 million and $128 million during the nine months ended December 28, 2013 and December 29, 2012, respectively.

We intend to continue to pay regular quarterly dividends on our outstanding common stock. However, any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, and other factors that the Board of Directors may deem relevant.
Debt and Covenant Compliance
Senior Notes
In September 2013, we completed a public offering and issued $300 million aggregate principal amount of unsecured senior notes due September 26, 2018 (the "Senior Notes") at a price equal to 99.896% of their principal amount. The Senior Notes bear interest at a fixed rate of 2.125%, payable semi-annually. The proceeds from this offering were used for general corporate purposes, including repayment of the €209 million principal amount of 4.5% notes (the "Euro Debt"), which matured on October 4, 2013.
Although the indenture governing the Senior Notes contains certain covenants that restrict our ability, subject to specified exceptions, to incur certain liens; enter into sale and leaseback transactions; consolidate or merge with another party; or sell, lease, or convey all or substantially all of our property or assets to another party, it does not contain any financial covenants.
Revolving Credit Facilities
Global Credit Facility
We have a credit facility that provides for a $500 million senior unsecured revolving line of credit through March 2016, and is also used to support the issuance of letters of credit (the “Global Credit Facility”). Borrowings under the Global Credit Facility may be denominated in U.S. Dollars and other currencies, including Euros, Hong Kong Dollars, and Japanese Yen. We have the ability to expand the borrowing availability to $750 million, subject to the agreement of one or more new or existing lenders under the facility to increase their commitments. There are no mandatory reductions in borrowing ability throughout the term of the Global Credit Facility. As of December 28, 2013, there were no borrowings outstanding under the Global Credit Facility and we were contingently liable for $8 million of outstanding letters of credit.
The Global Credit Facility contains a number of covenants that, among other things, restrict our ability, subject to specified exceptions, to incur additional debt; incur liens; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve; engage in businesses that are not in a related line of business; make loans, advances, or guarantees; engage in transactions with affiliates; and make certain investments. The Global Credit Facility also requires us to maintain a maximum ratio of Adjusted Debt to Consolidated EBITDAR (the “leverage ratio”) of no greater than 3.75 as of the date of measurement for the four most recent consecutive fiscal quarters. Adjusted Debt is defined generally as consolidated debt outstanding plus eight times consolidated rent expense for the last four consecutive fiscal quarters. Consolidated EBITDAR is defined generally as consolidated net income plus (i) income tax expense, (ii) net interest expense, (iii) depreciation and amortization expense, and (iv) consolidated rent expense. As of December 28, 2013, no Event of Default (as such term is defined pursuant to the Global Credit Facility) has occurred under the Global Credit Facility.
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

As of December 28, 2013, there were no borrowings outstanding under any of the Pan-Asia Credit Facilities.
Refer to Note 14 of the Fiscal 2013 10-K for detailed disclosure of the terms and conditions of our debt and credit facilities.
Contractual Obligations
Lease Obligations

During the first quarter of Fiscal 2014, we entered into a build-to-suit lease agreement for a new flagship store on Fifth Avenue in New York City, which will feature a full assortment of Polo-branded apparel and accessories. The total commitment related to this lease is $235 million, with minimum lease payments of $25 million due each year from Fiscal 2015 through Fiscal 2019, and aggregate minimum lease payments of $110 million for Fiscal 2020 through Fiscal 2023. We took possession of this property on July 1, 2013 and recorded a $230 million asset as construction in progress within property and equipment, net, and a corresponding capital lease obligation within our unaudited interim consolidated balance sheet.
Debt Obligations
In September 2013, we completed a $300 million public debt offering of 2.125% Senior Notes due September 26, 2018 (see Note 12 to our unaudited interim consolidated financial statements). Our aggregate interest obligation related to this debt is $32 million, with interest payable semi-annually.
Refer to the Contractual and Other Obligations disclosure within the Financial Condition and Liquidity section of the Fiscal 2013 10-K for detailed disclosure of our other lease commitments and contractual obligations as of March 30, 2013.
MARKET RISK MANAGEMENT
As discussed in Note 16 to our audited consolidated financial statements included in our Fiscal 2013 10-K and Note 14 to the accompanying unaudited interim consolidated financial statements, we are exposed to a variety of risks, including changes in foreign currency exchange rates relating to certain anticipated cash flows from our international operations and possible declines in the value of reported net assets of certain of our foreign operations, as well as changes in the fair value of our fixed-rate debt relating to fluctuations in interest rates. Consequently, at times, in the normal course of business, we employ established policies and procedures, including the use of derivative financial instruments, to manage such risks. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our derivative contracts will fail to meet their contractual obligations. To mitigate such counterparty credit risk, we have a policy of only entering into contracts with carefully selected financial institutions based upon evaluation of their credit ratings and other financial factors. Our established policies and procedures for mitigating credit risk from derivative transactions include ongoing review and assessment of the creditworthiness of our counterparties. We also enter into master netting arrangements with counterparties when possible to mitigate credit risk associated with our derivative instruments. As a result of the above considerations, we do not believe that we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 28, 2013. However, we do have in aggregate approximately $9 million of derivative instruments in net asset positions with three creditworthy financial institutions.
Foreign Currency Risk Management
We manage our exposure to changes in foreign currency exchange rates through the use of foreign currency exchange derivative contracts. Refer to Note 14 to the accompanying unaudited interim consolidated financial statements for a summary of the notional amounts and fair values of our foreign currency exchange contracts outstanding as of December 28, 2013.

Forward Foreign Currency Exchange Contracts
We enter into forward foreign currency exchange contracts as hedges to reduce our risk related to exchange rate fluctuations on inventory purchases, intercompany debt obligations, intercompany royalty payments made by certain of our international operations, intercompany contributions made to fund certain marketing efforts of our international operations, and other foreign currency-denominated operational cash flows. As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, primarily to changes in the value of the Euro, the Japanese Yen, the Hong Kong Dollar, the South Korean Won, the British Pound Sterling, the Australian Dollar, and the Vietnamese Dong, we hedge a portion of our foreign currency exposures anticipated over a two-year period. In doing so, we use forward foreign currency exchange contracts that generally have maturities of three months to two years to provide continuing coverage throughout the hedging period.
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
As of December 28, 2013, there have been no other significant changes in our foreign currency exposures, or in the types of derivative instruments used to hedge such exposures. See Note 3 to the accompanying unaudited interim consolidated financial statements for further discussion of our foreign currency exposures, and the types of derivative instruments used to hedge those exposures.
Investment Risk Management
As of December 28, 2013, we had cash and cash equivalents on-hand of $882 million, primarily invested in money market funds, time deposits, and treasury bills with original maturities of 90 days or less. Our other significant investments included $533 million of short-term investments, primarily in time deposits and government bonds with original maturities greater than 90 days; $46 million of restricted cash placed in escrow with certain banks as collateral, primarily to secure guarantees in connection with certain international tax matters; $3 million of investments with maturities greater than one year; and $2 million of auction rate securities issued through a municipality.
We actively monitor our exposure to changes in the fair value of our global investment portfolio in accordance with our established policies and procedures, which include monitoring both general and issuer-specific economic conditions, as discussed further below. As of December 28, 2013, we do not hold any investments in sovereign debt securities issued by Greece, Ireland, Portugal, Spain, or Italy. See Note 14 to the accompanying unaudited interim consolidated financial statements for further detail of the composition of our investment portfolio as of December 28, 2013.
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
The Company carried out an evaluation based on criteria established in the original Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 28, 2013. Except as discussed below, there has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended December 28, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Global Operating and Financial Reporting System Implementation
We are in the process of implementing a new global operating and financial reporting information technology system as part of a multi-year plan to integrate and upgrade our systems and processes. The implementation of this global system is scheduled to occur in phases over the next several years. During the first nine months of Fiscal 2014, we continued to migrate certain areas of our business to the new system, including global merchandise procurement and customer order management and record-to-report for our North American wholesale operations, which is scheduled to occur in stages through Fiscal 2015, a significant portion of which was migrated to the new system as of the beginning of the third quarter of Fiscal 2014. As the phased implementation of this new system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect this new system to strengthen our internal financial controls by automating manual processes and standardizing business processes across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see Item 1A — “Risk Factors — Risks Related to Our Business — Implementation of management information systems may negatively impact our business” in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.
Chaps Menswear License Acquisition
In April 2013, we acquired control of the North American Chaps-branded men's sportswear business from The Warnaco Group, Inc., a subsidiary of PVH Corp., which was formerly conducted under a licensed arrangement (the "Chaps Menswear License Acquisition,” as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). We are in the process of evaluating internal controls of the acquired business and developing the supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, customer service, distribution, finance, and other administrative areas to support this business.
Australia and New Zealand Licensed Operations Acquisition
In July 2013, we acquired control of the Ralph Lauren-branded apparel and accessories business in Australia and New Zealand from Oroton Group/PRL Australia, which was formerly conducted under a licensed arrangement (the "Australia and New Zealand Licensed Operations Acquisition," as discussed in Note 5 to the accompanying unaudited interim consolidated financial statements). We are in the process of evaluating internal controls of the acquired business and developing the supporting infrastructure covering all critical operations, including but not limited to, merchandising, sales, inventory management, store operations, customer service, distribution, finance, and other administrative areas to support this business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Items 2(a) and (b) are not applicable.

(c)	Stock Repurchases
The following table sets forth the repurchases of shares of the Company’s Class A common stock during the fiscal quarter ended December 28, 2013:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
					(millions)
September 29, 2013 to October 26, 2013	1,607	(1)	$165.32	—	$427
October 27, 2013 to November 30, 2013	591,491	(2)	172.72	589,207	325
December 1, 2013 to December 28, 2013	554,801		172.41	554,801	230
	1,147,899			1,144,008

(1)
Represents shares surrendered to, or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan, as amended.

(2)	Includes 2,284 shares surrendered to, or withheld by the Company in satisfaction of withholding taxes in connection with the vesting of awards issued under the 2010 Long-Term Stock Incentive Plan.

Item 6.	Exhibits.

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 17 CFR 240.13a-14(a).
31.2	Certification of Christopher H. Peterson, Executive Vice President, Chief Administrative Officer and Chief Financial Officer, pursuant to 17 CFR 240.13a-14(a).
32.1	Certification of Ralph Lauren, Chairman and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Christopher H. Peterson, Executive Vice President, Chief Administrative Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at December 28, 2013 and March 30, 2013, (ii) the Consolidated Statements of Income for the three-month and nine-month periods ended December 28, 2013 and December 29, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three-month and nine-month periods ended December 28, 2013 and December 29, 2012, (iv) the Consolidated Statements of Cash Flows for the nine-month periods ended December 28, 2013 and December 29, 2012, and (v) the Notes to Consolidated Financial Statements.

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
Date: February 5, 2014

